Form 10-K
period 2007-12-29
Forestar Real Estate Group Inc.
filed 2008-03-04
CIK 1406587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 29, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From to

Commission File Number: 001-33662

Forestar Real Estate Group Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-1336998
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1300 MoPac Expressway South
Suite 3S
Austin, Texas 78746
(Address of Principal Executive Offices, including Zip Code)

Registrant’s telephone number, including area code: (512) 433-5200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered

Common Stock, par value $1.00 per share Preferred Share Purchase Rights	New York Stock Exchange New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

On June 30, 2007, the registrant’s common stock was not publicly traded.

As of February 22, 2008, there were 35,604,001 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the Company’s definitive proxy statement for the 2008 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

i

PART I

Item 1.	Business.

Overview

Forestar Real Estate Group Inc. is a growth company committed to maximizing stockholder value. We own directly or through ventures about 373,000 acres of real estate located in ten states and 13 markets and about 622,000 net acres of oil and gas mineral interests. We invest primarily in strategic growth corridors, which we define as markets with significant growth characteristics for population, employment and household formation. In 2007, we generated revenues of $178 million and net income of $25 million. Unless the context otherwise requires, reference to “we,” “us,” “our” and “Forestar” mean Forestar Real Estate Group Inc. and its consolidated subsidiaries. Unless otherwise indicated, information is presented as of December 29, 2007, and references to acreage owned includes all acres owned by ventures regardless of our ownership interest in a venture.

We operate two business segments:

•	Real estate, and

•	Natural resources.

Our real estate segment secures entitlements and develops infrastructure on our lands, primarily for single-family residential and mixed-use communities. We own approximately 303,000 acres in a broad area around Atlanta, Georgia, with the balance located primarily in Texas. We also actively invest in new projects principally in our strategic growth corridors, regions of accelerated growth across the southern half of the United States that possess key demographic and growth characteristics that we believe make them attractive for long-term real estate investment.

Our real estate projects are located among the fastest growing markets in the United States. We have 24 real estate projects representing almost 29,000 acres in the entitlement process, and 78 entitled, developed or under development projects in eight states and 12 markets encompassing approximately 16,000 remaining acres, comprised of about 30,000 residential lots and about 1,900 commercial acres. We sell land for commercial uses to national retailers and local commercial developers. We own and manage projects both directly and through ventures. By using ventures, we achieve various business objectives including more efficient capital deployment, risk management, and leveraging a partner’s local market contacts and expertise.

Our natural resources segment is focused on maximizing the value from royalties and other lease revenues from our oil and gas mineral interests located in Texas, Louisiana, Alabama and Georgia. These operations have historically required low capital investment, and we use the cash flow generated by our mineral interests to accelerate real estate value creation activities. In addition, we sell wood fiber from our land, primarily in Georgia, and lease land for recreational uses.

Our origins date back to the 1955 incorporation of Lumbermen’s Investment Corporation, which in 2006 changed its name to Forestar (USA) Real Estate Group Inc. We have a decades-long legacy of residential and commercial real estate development operations, primarily in Texas. In 1991, we and Cousins Properties Incorporated formed Temco Associates, LLC as a venture to develop residential sites in Paulding County, Georgia, and in 2002 we and Cousins formed CL Realty, L.L.C. as a venture to develop residential and mixed-use communities in Texas and across the southeastern U.S. Those ventures continue today. In 2001, we opened an office in the Atlanta area to manage nearby land with a focus on its long-term real estate development potential. In 2006, Temple-Inland Inc. (“Temple-Inland”) began reporting Forestar Real Estate Group as a separate business segment. On December 28, 2007, Temple-Inland distributed 100% of the issued and outstanding shares of our common stock to the holders of record of Temple-Inland common stock as of the close of business on December 14, 2007, which we will refer to in this Annual Report on Form 10-K as the “spin-off” or the “separation.” Each Temple-Inland stockholder received one share of our common stock for every three shares of Temple-Inland common stock held. (Also on December 28, 2007, Temple-Inland distributed 100% of the issued and outstanding shares of Guaranty Financial Group Inc. (“Guaranty”), a wholly-owned subsidiary of Temple-Inland that operated Temple-Inland’s financial services business.)

Leveraging years of real estate experience, we believe our management team brings extensive knowledge and expertise to position us to maximize long-term value for our stockholders.

Strategy

Our strategy is to maximize and grow long-term stockholder value through:

•	Entitlement and development of real estate,

•	Realization of value from natural resources, and

•	Accelerated growth through strategic and disciplined investment in real estate.

We are focused on maximizing real estate values through the entitlement and development of well-located residential and mixed-use communities. We secure entitlements on our lands by delivering thoughtful plans and balanced solutions that meet the needs of the communities where we operate. Moving land through the entitlement and development process creates significant real estate value. Residential development activities target lot sales to national and regional home builders who build quality products and have strong and effective marketing and sales programs. The lots we deliver in the majority of our communities are for mid-priced homes, predominantly in the first and second move-up categories, the largest segments of the new home market. Commercial tracts are either sold to or ventured with commercial developers that specialize in the construction and operation of income-producing properties.

We maximize value from our oil and gas mineral interests by increasing the acreage leased, lease rates and royalty interests. These operations have historically required low capital investment, and we use the cash flow generated by our mineral interests to accelerate real estate value creation activities. In addition, we realize value from our undeveloped land by selling fiber and by managing it for future real estate development and conservation uses. We also generate cash flow and create additional value through recreational leases.

We are committed to growing our business and will continue to reinvest our capital primarily in ten strategic growth corridors through disciplined investment in real estate opportunities that meet our investment criteria. In 2007, we invested over $54 million in nine new projects, representing nearly 3,700 acres located in four of our strategic growth corridors.

Our real estate and mineral assets in combination with our strategy, financial strength, management expertise, stewardship and continuous reinvestment in our business, position Forestar to maximize and grow long-term value for stockholders.

2007 Value Creation Highlights

Activities during 2007 include:

•	Negotiating a 58% ownership interest in Ironstob, LLC, a venture controlling about 17,000 acres of undeveloped land near Atlanta, Georgia;

•	Entering into an agreement with Marriott International, Inc., PGA Tour, Inc., and Miller Global for the development of a JW Marriott®(a) resort hotel, spa and two PGA Tour® Tournament Players Club®(b) (TPC) golf facilities at our Cibolo Canyons mixed-use development near San Antonio, Texas;

•	Entitling over 1,700 acres representing over 900 residential lots, and moving nearly 4,300 acres into entitlement;

•	Investing in nearly 3,700 acres representing approximately 5,100 single-family residential lots, 400 multifamily units and about 140 commercial acres; and

•	Leasing to oil and gas companies approximately 30,000 net mineral acres for exploration and production activities.

(a) JW Marriott® is a registered trademark of Marriott International, Inc.
(b) PGA Tour® and Tournament Players Club® are registered trademarks of PGA Tour, Inc.

Real Estate

In our real estate segment, we conduct a wide array of project planning and management activities related to the acquisition, entitlement, development and sale of real estate, primarily residential and mixed-use communities. We own and manage our projects either directly or through ventures, which we use to achieve a variety of business objectives, including more effective capital deployment, risk management, and leveraging a partner’s local market contacts and expertise.

We have real estate in ten states and 13 markets encompassing about 373,000 acres, including approximately 303,000 acres located in a broad area around Atlanta, Georgia, with the balance located primarily in Texas. We also have real estate in Florida, Colorado, California, Utah, Missouri, Tennessee, Alabama and Louisiana.

Our strategy for creating value in our real estate segment is to move acres up the value chain by moving land located in growth corridors but not yet entitled, through the entitlement process, and into development. The chart below depicts our real estate value chain, including real estate owned through ventures.

We have nearly 328,000 undeveloped acres located in the path of population growth. As markets grow and mature, we intend to secure the necessary entitlements, the timing for which varies depending upon the size, location, use and complexity of a project. We have about 29,000 acres in the entitlement process, which includes obtaining zoning, other governmental approvals, and access to utilities. We have about 16,000 acres entitled, developed, and under development, comprised of about 30,000 residential lots and about 1,900 commercial acres. We use return criteria, which include return on cost, internal rate of return, and return on cash, when determining whether to invest initially or make additional investment in a project. When investment in development meets our return criteria, we will initiate the development process with subsequent sale of lots to homebuilders or, for commercial parcels, sale to or venture with commercial developers. We will sell land at any point within the value chain when additional time required for entitlement or investment in development will not meet our return criteria. In 2007, we sold 2,617 acres of unentitled, undeveloped land at an average price of $6,700 per acre.

A summary of our real estate projects in the entitlement process(a) at year-end 2007 follows:

			Project
Project	County	Market	Acres(b)

California
Hidden Creek Estates	Los Angeles	Los Angeles	700
Terrace at Hidden Hills	Los Angeles	Los Angeles	30
Georgia
Ball Ground	Cherokee	Atlanta	500
Burt Creek	Dawson	Atlanta	970
Corinth Landing	Coweta	Atlanta	850
Crossing	Coweta	Atlanta	230
Fincher Road	Cherokee	Atlanta	1,060
Fox Hall	Coweta	Atlanta	930
Garland Mountain	Cherokee/Bartow	Atlanta	350
Genesee	Coweta	Atlanta	720
Grove Park	Coweta	Atlanta	150
Home Place	Coweta	Atlanta	1,500
Jackson Park	Jackson	Atlanta	690
Lithia Springs	Haralson	Atlanta	120
Mill Creek	Coweta	Atlanta	770
Pickens School	Pickens	Atlanta	420
Serenity	Carroll	Atlanta	440
Waleska	Cherokee	Atlanta	150
Wolf Creek	Carroll	Atlanta	12,230
Yellow Creek	Cherokee	Atlanta	1,060
Texas
Lake Houston	Harris/Liberty	Houston	3,700
San Jacinto	Montgomery	Houston	150
Entrada(c)	Travis	Austin	240
Woodlake Village(c)	Montgomery	Houston	630

Total			28,590

(a)	A project is deemed to be in the entitlement process when customary steps necessary for the preparation and submittal of an application, like conducting pre-application meetings or similar discussions with governmental officials, have commenced, or an application has been filed. Projects listed may have significant steps remaining, and there is no assurance that entitlements ultimately will be received.

(b)	Project acres, which are the total for the project regardless of our ownership interest, are approximate. The actual number of acres entitled may vary.

(c)	We own a 50 percent interest in these projects.

Products

The majority of our projects are single-family residential and mixed-use communities. In some cases, commercial land uses within a project enhance the desirability of the community by providing convenient locations for resident support services. We sometimes undertake projects consisting exclusively of commercial tracts and, on occasion, we invest in a venture to develop a single commercial project.

We develop lots for single-family homes and commercial tracts that are substantially ready for construction of buildings for retail, multifamily, office, industrial or other commercial uses. We sell residential lots primarily to national and regional homebuilders and, to a lesser extent, local homebuilders. We have 78 entitled, developed or under development projects in eight states and 12 markets encompassing about 16,000 remaining acres, comprised of about 30,000 residential lots and about 1,900 commercial acres. We focus our lot sales on the first and second move-up primary housing categories, the largest segments of the new home market. First and second move-up segments are homes priced above entry-level products yet below the high-end and custom home segments.

Marketing and sales of residential lots to builders is usually conducted directly, without the need for outside real estate brokers. Although we may discuss potential interest with selected builders prior to commencement of a project, we typically do not receive a binding commitment to purchase lots prior to making our initial investment. Terms for these lot sale transactions follow industry norms, generally consisting of option contracts with prescribed takedown schedules. Prescribed takedown rates vary due to several factors, including builder profile, product type, market conditions, and the number of builders competing within a subdivision. Payment in full is typically received at the closing of each lot takedown.

Commercial tracts are either sold to or ventured with commercial developers that specialize in the construction and operation of income-producing properties, such as apartments, retail centers, or office buildings. We sell land designated for commercial uses to national retailers and to regional and local commercial developers. As is typical for the industry, marketing and sale of commercial tracts often involves outside real estate brokers. We have about 1,900 acres of entitled land designated for commercial use.

One of our current significant mixed-use projects is Cibolo Canyons in the San Antonio market area. Cibolo Canyons is a 2,800 acre mixed-use development planned to include 1,749 residential lots of which 466 have been sold as of year-end 2007 at an average price of $57,000 per lot. The residential component will include not only traditional single-family homes but also an active adult section and condominiums. Cibolo Canyons homebuilder customers include Highland Homes, Meritage Homes and Newmark Homes, as well as other builders. Our commercial component is planned to include 145 acres designated for multifamily and retail uses, of which 64 acres have been sold as of year-end 2007. Currently under construction at Cibolo Canyons is the JW Marriott® San Antonio Hill Country Resort & Spa, planned to include a 1,002 room destination resort and two TPC golf courses to be designed by Pete Dye and Greg Norman. We have the right to receive revenues from hotel occupancy and sales taxes generated within the resort through 2034 and to reimbursement of certain infrastructure costs.

A summary of activity within our projects in the development process, which includes entitled(a), developed, and under development real estate projects, at year-end 2007 follows:

					Residential Lots(c)		Commercial Acres(d)
					Lots Sold		Acres Sold
			Interest		Since	Lots	Since	Acres
Project	County	Market	Owned(b)		Inception	Remaining	Inception	Remaining

Projects we own
California
San Joaquin River	Contra Costa	Oakland	100%		—	—	—	285
Colorado
Buffalo Highlands	Weld	Denver	100%		—	164	—	—
Johnstown Farms	Weld	Denver	100%		115	699	—	—
Pinery West	Douglas	Denver	100%		—	—	—	115
Stonebraker	Weld	Denver	100%		—	603	—	13
Westlake Highlands	Jefferson	Denver	100%		—	21	—	—
Texas
Arrowhead Ranch	Hays	Austin	100%		—	232	—	5
Caruth Lakes	Rockwall	Dallas/Fort Worth	100%		245	404	—	—
Cibolo Canyons	Bexar	San Antonio	100%		466	1,283	64	81
Harbor Lakes	Hood	Dallas/Fort Worth	100%		197	252	—	14
Harbor Mist	Calhoun	Corpus Christi	100%		—	1,393	—	36
Hunter’s Crossing	Bastrop	Austin	100%		308	183	23	83
Katy Freeway	Harris	Houston	100%		—	—	38	—
La Conterra	Williamson	Austin	100%		—	509	—	60
Maxwell Creek	Collin	Dallas/Fort Worth	100%		594	429	—	—
Oak Creek Estates	Comal	San Antonio	100%		—	648	13	—
The Colony	Bastrop	Austin	100%		380	1,045	22	50
The Gables at North Hill	Collin	Dallas/Fort Worth	100%		193	90	—	—
The Preserve at Pecan Creek	Denton	Dallas/Fort Worth	100%		156	663	—	9
The Ridge at Ribelin Ranch	Travis	Austin	100%		—	—	179	22
Westside at Buttercup Creek	Williamson	Austin	100%		1,239	289	66	—
Other projects (10)	Various	Various	100%		2,879	128	233	48
Georgia
Towne West	Bartow	Atlanta	100%		—	2,674	—	121
Other projects (9)	Various	Atlanta	100%		—	1,777	—	40
Missouri and Utah
Other projects (3)	Various	Various	100%		775	242	—	—

					7,547	13,728	638	982

Projects in entities we consolidate
Texas
City Park	Harris	Houston	75%		873	438	50	115
Lantana	Denton	Dallas/Fort Worth	55%	(e)	346	2,004	—	—
Light Farms	Collin	Dallas/Fort Worth	65%		—	2,501	—	—
Stoney Creek	Dallas	Dallas/Fort Worth	90%		1	753	—	—
Timber Creek	Collin	Dallas/Fort Worth	88%		—	654	—	—
Other projects (6)	Various	Various	Various		997	387	24	23
Tennessee
Youngs Lane	Davidson	Nashville	60%		—	—	—	16

					2,217	6,737	74	154

Total owned and consolidated					9,764	20,465	712	1,136
Projects in ventures that we account for using the equity method
Georgia
Seven Hills	Paulding	Atlanta	50%		627	453	26	—
The Georgian	Paulding	Atlanta	38%		287	1,098	—	—
Other projects (5)	Various	Atlanta	Various		1,844	188	3	—
Texas
Bar C Ranch	Tarrant	Dallas/Fort Worth	50%		175	1,006	—	—
Fannin Farms West	Tarrant	Dallas/Fort Worth	50%		236	207	—	—
Lantana	Denton	Dallas/Fort Worth	Various	(e)	1,764	84	3	77
Long Meadow Farms	Fort Bend	Houston	19%		598	1,508	24	186
Southern Trails	Brazoria	Houston	40%		250	812	—	—
Stonewall Estates	Bexar	San Antonio	25%		114	138	—	—
Summer Creek Ranch	Tarrant	Dallas/Fort Worth	50%		793	1,695	—	374
Summer Lakes	Fort Bend	Houston	50%		294	850	48	3
Village Park	Collin	Dallas/Fort Worth	50%		335	234	—	5
Waterford Park	Fort Bend	Houston	50%		—	493	—	37
Other projects (3)	Various	Various	Various		282	247	—	37
Florida
Other projects (3)	Various	Tampa	Various		473	372	—	—

Total in ventures					8,072	9,385	104	719

Combined total					17,836	29,850	816	1,855

(a)	A project is deemed entitled when all major discretionary land-use approvals have been received. Some projects may require additional permits for development.

(b)	Interest owned reflects our net equity interest in the project, whether owned directly or indirectly. There are some projects that have multiple ownership structures within them. Accordingly, portions of these projects may appear as owned, consolidated, and/or accounted for on the equity method.

(c)	Lots are for the total project, regardless of our ownership interest.

(d)	Commercial acres are for the total project, regardless of our ownership interest, and are net developable acres, which may be fewer than the gross acres available in the project.

(e)	The Lantana project consists of a series of 21 partnerships in which our voting interests range from 25 percent to 55 percent. We account for eight of these partnerships using the equity method and we consolidate the remaining partnerships.

Our strategy includes not only entitlement and development on our own lands but also accelerated growth through strategic and disciplined investment in acquisitions that meet our investment criteria. In 2007, we invested $54 million in nine real estate projects. These projects are planned to include approximately 5,100 single-family residential lots, 400 multifamily units and about 140 commercial acres.

Markets

We invest primarily in markets located within our strategic growth corridors, which we define as areas with significant growth characteristics for population, employment and household formation. We believe these factors are the most influential on the demand for new housing. We have identified ten strategic growth corridors, located generally across the southern half of the U.S., that we believe possess characteristics that make them attractive long-term real estate investment opportunities.

Long-term demand for residential lots and commercial use land parcels is substantially influenced by demographics such as population growth, immigration, in-migration and household formation. Near-term demand for new single-family housing is primarily influenced by employment growth and affordability. Our strategy to invest primarily in our strategic growth corridors is designed to capitalize on opportunities afforded by both long-term and near-term demographic and growth influences. This strategy is also designed to reduce our exposure to localized market volatility.

Our ten strategic growth corridors encompass 165,000 square miles, or approximately 5% of the total land area in the U.S. According to 2005 census data, 85 million people, 29% of the U.S. total, reside in these corridors. The population density in these growth corridors is almost seven times the national average and is projected to grow at nine times the national average between 2000 and 2030. During that time, the corridors are projected to garner approximately 43% of the nation’s population growth and 38% of total employment growth. Estimated housing demand from these ten growth corridors from 2000 to 2030 exceeds 23 million new homes.

Forestar Strategic Growth Corridors

Competition

We face significant competition for the acquisition, entitlement and development of real estate in our markets. Many of our projects compete with other local developments that have similar products and locations. We compete with other land owners for the sale of our undeveloped land. In addition, we compete with many national, regional and local developers and builders in these markets. We may compete for investment opportunities, financing, available land, raw materials and labor with entities that possess greater financial, marketing and other resources than us. Competition may increase the bargaining power of property owners seeking to sell, and industry competition may increase if there is future consolidation in the real estate industry. These competitive market pressures sometimes make it difficult to acquire, entitle, develop or sell land at prices that meet our return criteria. Some of our real estate competitors are well established and financially strong, may have greater financial resources than we do, or may be larger than us and/or have lower cost of capital and operating costs than we have and expect to have.

The land acquisition and development business is highly fragmented. We are aware of no meaningful concentration of market share by any one competitor. Enterprises of varying sizes, from individuals or small companies to large corporations, actively engage in the real estate development business. Most competitors are local, privately-owned companies. We have a few regional competitors and virtually no national competitors other than national homebuilders that, depending on business cycles, may enter or exit the real estate development business in some locations to develop lots on which they construct and sell homes. There are few national homebuilders currently developing lots. During periods when access to capital is restricted, participants with weaker financial conditions tend to be less active. We believe the current environment is one where participants with stronger financial conditions will have a competitive advantage, and where fewer participants will be active.

Natural Resources

In our natural resources segment, we lease our oil and gas mineral interests to exploration and production companies for which we receive royalties and other revenues. We also sell wood fiber from our land, primarily in Georgia, lease land for hunting and other recreational uses, and manage our interests in water rights.

Products

We own oil and gas mineral interests in approximately 622,000 net acres in Texas, Louisiana, Alabama and Georgia. In the context of our mineral interests, net acres refers to the gross number of surface acres multiplied by our percentage ownership of the mineral interest. Our minerals revenue is primarily from oil and gas royalty interests, and to a lesser extent, bonus payments made at the inception of a new oil or gas lease and delay rentals. Although we lease certain portions of these oil and gas mineral interests to third parties for the exploration and production of oil and gas, we do not drill wells or engage in any other exploratory or extractive activities. We do not estimate or maintain oil or gas reserve information related to our mineral interests.

Our strategy for maximizing value from our oil and gas mineral interests is to move acres up the minerals value chain by increasing the acreage leased, lease rates and royalty interests. The chart below depicts our minerals value chain.

Of our 622,000 net acres of oil and gas mineral interests, about 520,000 net acres are available for lease. Almost half of the acres available for lease are in Georgia and Alabama, which have historically had very little oil and gas exploration activity. Included in mineral acreage available for lease is about 46,000 net acres subject to a geophysical option. The option gives the holder the right to lease these acres upon satisfaction of certain conditions. We have about 77,000 net acres leased for exploration activities, and about 25,000 net acres held by production from 331 oil and gas wells that are owned and operated by others.

Leasing mineral acres for exploration and production activities creates significant value because we retain a royalty interest in all revenues generated by the lessee from oil and gas production activities. The significant terms of these arrangements include granting the exploration company the rights to any oil or gas it may find and requiring that drilling be commenced within a specified period. In return we receive an initial payment (bonus), subsequent payments if drilling has not started within the specified period (delay rentals), and a percentage interest in the value of any oil or gas found (royalties). If no oil or gas is found during the required period, all rights are returned to us. Capital requirements are minimal and primarily consist of acquisition costs allocated to mineral interests and administrative costs.

Most agreements are for a three-year term although a portion or all of an agreement may be extended by the lessee if actual production is occurring. Financial terms vary based on a number of market factors including the location of the mineral interest, the number of acres subject to the agreement, our mineral interest, and proximity to transportation facilities such as pipelines. From our retained royalty interests, we received an average net price in 2007, 2006 and 2005 per barrel of oil of $65.24, $64.14, and $52.41, respectively, and per thousand cubic feet of gas of $6.69, $7.95, and $7.04, respectively.

A summary of our oil and gas mineral interests owned, leased, and held by production at year-end 2007 follows:

	Net Acres	Net Acres	Held by
State	Owned(a)	Leased(b)	Production(c)

Texas	244,000	64,000	18,000
Louisiana	121,000	4,000	7,000
Alabama	57,000	9,000	0
Georgia	200,000	0	0

Total	622,000	77,000	25,000

(a)	Texas and Louisiana net acres are calculated as the gross number of surface acres multiplied by our percentage ownership of the mineral interest. Alabama and Georgia net acres are calculated as the gross number of surface acres multiplied by our estimated percentage ownership of the mineral interest based on county sampling.

(b)	Includes leases in primary lease term only.

(c)	Acres being held by production are producing oil or gas in paying quantities.

We have about 350,000 acres of timber on our undeveloped land, and over 18,000 acres of timber under lease. In 2007, we sold at estimated market prices, primarily to Temple-Inland, about 1,215,000 tons of timber from our lands. We manage our timberland in accordance with the Sustainable Forestry Initiative® program of Sustainable Forestry Initiative, Inc. Over 285,000 acres of our land, primarily in Georgia, are leased for recreational purposes. Most recreational leases are for a three-year term but may be terminated by us on 30 days’ notice to the lessee.

We also have a 45 percent nonparticipating royalty interest in groundwater produced or withdrawn for commercial purposes or sold from approximately 1.38 million acres in Texas, Louisiana, Georgia, and Alabama. We have not received any income from this interest.

Markets

Oil and gas revenues are influenced by the prices of these commodities as determined both regionally and on world trading markets. Mineral leasing activity is influenced by the location of our mineral interests relative to existing or projected oil and gas reserves and by the proximity of successful extractive efforts to our mineral interests. Our principal timber products include pulpwood and sawtimber. We have an agreement to sell wood fiber to Temple-Inland at market prices, primarily for use at Temple-Inland’s Rome, Georgia mill complex. The agreement has a five-year term although the purchase and sale commitments are established annually based on Forestar’s annual harvest plan. Base prices are determined by independent sources and are indexed to third party indexing sources. Payment for timber is advanced to us by Temple-Inland on a quarterly basis. It is likely that Temple-Inland will continue to be our largest wood fiber customer. We also sell wood fiber to other parties at market prices.

Competition

We compete with others who own mineral interests in the vicinity of our mineral interests. In locations where our mineral interests are close to producing wells and proven reserves, other parties will compete to lease our mineral interests. Conversely, where our mineral interests are close to areas where reserves have not been discovered we may receive nominal interest in leasing our minerals. However, when oil and gas prices are higher, we are likely to receive greater interest in leasing our minerals close to these areas because the economics for exploration companies will support more exploration activities. Portions of our Texas and Louisiana minerals are close to producing wells and proven reserves.

We face significant competition from many public and private landowners for the sale of our wood fiber. Some of these competitors own similar timber assets that are located in the same or nearby markets. However, due to its weight, the cost for transporting wood fiber long distances is significant, resulting in a competitive advantage for timber that is located reasonably close to paper and building products manufacturing facilities. A significant portion of our wood fiber is reasonably close to such facilities, so we expect continued demand for our wood fiber.

Some of our competitors are well established and financially strong, may have greater financial resources than we do, or may be larger than us and/or have lower cost of capital and operating costs than we have and expect to have.

Employees

We have 88 employees. None of our employees participate in collective bargaining arrangements. We believe we have a good relationship with our employees.

Environmental Regulations

Our operations are subject to federal, state and local laws, regulations and ordinances relating to protection of public health and the environment. These laws may impose liability on property owners or operators for the costs of removal or remediation of hazardous or toxic substances on real property, without regard to whether the owner or operator knew, or was responsible for, the presence of the hazardous or toxic substances. The presence of, or the failure to properly remediate, such substances may adversely affect the value of a property, as well as our ability to sell the property or to borrow funds using that property as collateral. Environmental claims generally would not be covered by our insurance programs.

The particular environmental laws that apply to any given development site vary according to the site’s location, its environmental condition, and the present and former uses of the site and adjoining properties. Environmental laws and conditions may result in delays, may cause us to incur substantial compliance or other costs and can prohibit or severely restrict development activity in environmentally sensitive regions or areas, which could negatively affect our results of operations.

We own approximately 285 acres in several parcels in or near Antioch, California, portions of which were sites of a Temple-Inland paper manufacturing operation and related support facilities that were closed in 2002. Substantially all manufacturing facilities have been removed from the sites. Investigations conducted by Temple-Inland disclosed the need for remediation of environmental impacts associated with the closure of manufacturing operations, which remediation is being conducted voluntarily with oversight by the California Department of Toxic Substances Control, or DTSC. The DTSC issued Certificates of Completion for approximately 180 acres in 2006, and we anticipate that Certificates of Completion will be issued for the remaining approximately 105 acres in 2009. We estimate the cost we will likely incur to complete remediation activities will be about $6 million. We will have no right of indemnification from Temple-Inland should our actual costs exceed our estimate.

Legal Structure

Forestar Real Estate Group Inc. is a Delaware corporation. The following chart presents the ownership structure for our significant subsidiaries and ventures. It does not contain all our subsidiaries and ventures, some of which are immaterial entities. Except as indicated, all subsidiaries shown are 100 percent owned by their immediate parent.

Our principal executive offices are located at 1300 MoPac Expressway South, Suite 3S, Austin, Texas 78746. Our telephone number is (512) 433-5200.

Available Information

From our Internet website, http://www.forestargroup.com, you may obtain additional information about us including:

•	our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, including amendments to these reports, and other documents as soon as reasonably practicable after we file them with the Securities and Exchange Commission (or “SEC”);

•	beneficial ownership reports filed by officers, directors, and principal security holders under Section 16(a) of the Securities and Exchange Act of 1934, as amended (or the “Exchange Act”); and

•	corporate governance information that includes our

•	corporate governance guidelines,

•	audit committee charter,

•	management development and executive compensation committee charter,

•	nominating and governance committee charter,

•	standards of business conduct and ethics,

•	code of ethics for senior financial officers, and

•	information on how to communicate directly with our board of directors.

We will also provide printed copies of any of these documents to any stockholder upon request. In addition, the materials we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information about the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site (http://www.sec.gov)

that contains reports, proxy and information statements, and other information that is filed electronically with the SEC.

Financial Information

Our results of operation, including information regarding our principal business segments, are shown in the Consolidated Financial Statements and the notes thereto attached as pages F-1 through F-25 to this Annual Report on Form 10-K.

Executive Officers

The names, ages and titles of our executive officers are:

Name	Age	Position

James M. DeCosmo	49	Chief Executive Officer
Christopher L. Nines	36	Chief Financial Officer
Craig A. Knight	60	Chief Investment Officer
Charles T. Etheredge, Jr.	44	Executive Vice President
David M. Grimm	47	Chief Administrative Officer, General Counsel and Secretary
Charles D. Jehl	39	Chief Accounting Officer

James M. DeCosmo has served as our President and Chief Executive Officer since 2006. He served as Group Vice President of Temple-Inland from 2005 to 2007, as Vice President, Forest from 2000 to 2005 and as Director of Forest Management from 1999 to 2000. Prior to 2000, he held land management positions with several companies throughout the southeastern United States.

Christopher L. Nines has served as our Chief Financial Officer since April 2007. He served as Temple-Inland’s Director of Investor Relations from 2003 to 2007, and as Corporate Finance Director from 2001 to 2003. He was Senior Vice President of Finance for ConnectSouth Communications, Inc. from 2000 to 2001.

Craig A. Knight has served as our Chief Investment Officer since 2006. From 1994 to 2006, he served as President of Lumbermen’s Investment Corporation, which changed its name in 2006 to Forestar (USA) Real Estate Group Inc. Mr. Knight was a principal in the real estate development firm of Heath and Knight Properties from 1991 to 1994, and was a partner with Centre Development from 1978 to 1994.

Charles T. Etheredge, Jr. has served as our Executive Vice President since 2006. He was a member of Guaranty Bank’s commercial real estate lending segment from 1992 to 2006, where he served as Senior Vice President and Managing Director for the Eastern Region from 1999 to 2006, and as Vice President and Division Manager from 1997 to 1999.

David M. Grimm has served as our Chief Administrative Officer since April 2007, in addition to holding the offices of General Counsel and Secretary since 2006. Mr. Grimm served Temple-Inland as Group General Counsel from 2005 to 2006, Associate General Counsel from 2003 to 2005, and held various other legal positions from 1992 to 2003. Prior to joining Temple-Inland, Mr. Grimm was an attorney in private practice in Dallas, Texas.

Charles D. Jehl has served as our Chief Accounting Officer since 2006. He served as Chief Operations Officer and Chief Financial Officer of Guaranty Insurance Services, Inc. from 2005 to 2006, and as Senior Vice President and Controller from 2000 to 2005. From 1989 to 1999, Mr. Jehl held various financial management positions within Temple-Inland’s financial services segment.

Item 1A.	Risk Factors.

Risks Relating to Our Business

A decrease in demand for new housing in the markets where we operate could decrease our profitability.

The residential development industry is cyclical and is significantly affected by changes in general and local economic conditions, such as employment levels, availability of financing for home buyers, interest rates, consumer confidence and housing demand. Adverse changes in these conditions generally, or in the markets where we operate, could decrease demand for lots for new homes in these areas. The current market conditions include a general over-supply of housing, decreased sales volumes for both new and existing homes, and flat to declining home prices. There also has been significant tightening of mortgage credit standards, decreasing the availability of mortgage loans to acquire new and existing homes. A further decline in housing demand could negatively affect our real estate development activities, which could result in a decrease in our revenues and earnings.

Furthermore, the market value of undeveloped land and buildable lots held by us can fluctuate significantly as a result of changing economic and real estate market conditions. If there are significant adverse changes in economic or real estate market conditions, we may have to hold land in inventory longer than planned. Inventory carrying costs can be significant and can result in losses in a poorly performing project or market.

Both our real estate and natural resources businesses are cyclical in nature.

The operating results of our business segments reflect the general cyclical pattern of each segment. While the cycles of each industry do not necessarily coincide, demand and prices in each may drop substantially in an economic downturn. Real estate development of residential lots is further influenced by new home construction activity. Natural resources may be further influenced by national and international commodity prices, principally for oil and gas. Cyclical downturns may materially and adversely affect our results of operations.

Development of real estate entails a lengthy, uncertain, and costly entitlement process.

Approval to develop real property entails an extensive entitlement process involving multiple and overlapping regulatory jurisdictions and often requiring discretionary action by local governments. This process is often political, uncertain and may require significant exactions in order to secure approvals. Real estate projects must generally comply with local land development regulations and may need to comply with state and federal regulations. The process to comply with these regulations is usually lengthy and costly and can be expected to materially affect our real estate development activities.

The real estate and natural resource industries are highly competitive and a number of entities with which we compete are larger and have greater resources, and competitive conditions may adversely affect our results of operations.

The real estate and natural resource industries in which we operate are highly competitive and are affected to varying degrees by supply and demand factors and economic conditions, including changes in interest rates, new housing starts, home repair and remodeling activities, credit availability, and housing affordability. No single company is dominant in any of our industries.

We compete with numerous regional and local developers for the acquisition, entitlement, and development of land suitable for development. We also compete with some of our national and regional home builder customers who develop real estate for their own use in homebuilding operations, many of which are larger and have greater resources, including greater marketing and technology budgets. Any improvement in the cost structure or service of our competitors will increase the competition we face.

The competitive conditions in the real estate industry result in:

•	difficulties in acquiring suitable land at acceptable prices;

•	lower sales volumes;

•	lower sale prices;

•	increased development costs; and

•	delays in construction.

Our business and results of operations are negatively affected by the existence of these conditions.

Our activities are subject to environmental regulations and liabilities that could have a negative effect on our operating results.

Our operations are subject to federal, state, and local provisions regulating the discharge of materials into the environment and otherwise related to the protection of the environment. Compliance with these provisions may result in delays, may cause us to invest substantial funds to ensure compliance with applicable environmental regulations and can prohibit or severely restrict homebuilding activity in environmentally sensitive regions or areas.

Our real estate operations are currently concentrated in Georgia and Texas. As a result, our financial results are dependent on the economic growth and strength of those areas.

The economic growth and strength of Georgia and Texas, where the majority of our real estate development activity is located, are important factors in sustaining demand for our activities. As a result, any adverse change to the economic growth and health of those areas could materially adversely affect our financial results. The future economic growth in certain portions of Georgia in particular may be adversely affected if its infrastructure, such as roads, utilities, and schools, are not improved to meet increased demand. There can be no assurance that these improvements will occur.

If we are unable to retain or attract experienced real estate development or natural resources management personnel, our business may be adversely affected.

Our future success depends on our ability to retain and attract experienced real estate development and natural resources management personnel. The market for these employees is highly competitive. If we cannot continue to retain and attract quality personnel, our ability to effectively operate our business may be significantly limited.

Our real estate development operations are increasingly dependent upon national, regional, and local homebuilders, as well as other strategic partners, who may have interests that differ from ours and may take actions that adversely affect us.

We are highly dependent upon our relationships with national, regional, and local homebuilders to purchase lots in our residential developments. If homebuilders do not view our developments as desirable locations for homebuilding operations, our business will be adversely affected. Also, a national homebuilder could decide to delay purchases of lots in one of our developments due to adverse real estate conditions wholly unrelated to our areas of operations.

We are also involved in strategic alliances or venture relationships as part of our overall strategy for particular developments or regions. These venture partners may bring development experience, industry expertise, financing capabilities, and local credibility or other competitive assets. Strategic partners, however, may have economic or business interests or goals that are inconsistent with ours or that are influenced by factors unrelated to our business. We may also be subject to adverse business consequences if the market reputation of a strategic partner deteriorates.

A formal agreement with a venture partner may also involve special risks such as:

•	we may not have voting control over the venture;

•	the venture partner may take actions contrary to our instructions or requests, or contrary to our policies or objectives with respect to the real estate investments;

•	the venture partner could experience financial difficulties; and

•	actions by a venture partner may subject property owned by the venture to liabilities greater than those contemplated by the venture agreement or have other adverse consequences.

Significant reductions in cash flow from slowing real estate or natural resources market conditions could lead to higher levels of indebtedness, limiting our financial and operating flexibility.

Under our senior credit facility, we have a $175 million term loan and a revolving line of credit with a borrowing limit of $290 million. We had drawn $175 million of the term loan and none of the revolving line of credit at year-end 2007. Amounts due under our senior credit facility are secured by certain of our assets.

For a further description of our senior credit facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity — Senior Credit Facility.”

We must comply with various covenants contained in our senior credit facility, and any other future debt arrangements. Significant reductions in cash flow from slowing real estate or natural resources market conditions could lead to higher levels of indebtedness, limiting our financial and operating flexibility, and ultimately limiting our ability to comply with our debt covenants. If we fail to comply with the terms of any of our debt covenants, our lenders will have the right to accelerate the maturity of that debt and foreclose upon the collateral securing that debt. Realization of any of these factors could adversely affect our financial condition and results of operations.

Risks Relating to the Spin-off

We may be unable to achieve some or all of the benefits that we expected to achieve from our spin-off from Temple-Inland.

We may not be able to achieve the full strategic and financial benefits that we expected would result from our spin-off from Temple-Inland or such benefits may be delayed or may not occur at all. For example, there can be no assurance that analysts and investors will regard our corporate structure as clearer and simpler than the former Temple-Inland corporate structure or place a greater value on our company as a stand-alone company than on our businesses being a part of Temple-Inland.

We have only a limited operating history as an independent, publicly-traded company upon which you can evaluate our performance, and accordingly, our prospects must be considered in light of the risks that any newly independent company encounters.

We have only a limited experience operating as an independent, publicly-traded company and performing various corporate functions, including human resources, tax administration, legal (including compliance with the Sarbanes-Oxley Act of 2002 and with the periodic reporting obligations of the Securities Exchange Act of 1934), treasury administration, investor relations, internal audit, insurance, information technology and telecommunications services, as well as the accounting for items such as equity compensation and income taxes. We may be unable to make, on a timely or cost-effective basis, the changes necessary to operate as an independent, publicly-traded company, and we may experience increased costs associated with performing these functions. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies in the early stages of independent business operations, particularly companies such as ours in highly competitive markets.

Our agreements with Temple-Inland and Guaranty may not reflect terms that would have resulted from arm’s-length negotiations among unaffiliated third parties.

The agreements that we have entered into related to our spin-off from Temple-Inland, including the separation and distribution agreement, employee matters agreement, tax matters agreement and transition services agreement, were prepared in the context of our spin-off from Temple-Inland while we were still part of Temple-Inland and, accordingly, may not reflect terms that would have resulted from arm’s-length negotiations among unaffiliated third parties. These agreements relate to, among other things, the allocation of assets, liabilities, rights, indemnifications and other obligations between Temple-Inland, Guaranty, and us.

Our historical financial information is not necessarily indicative of our results as a separate company and, therefore, may not be reliable as an indicator of our future financial results.

Our historical financial information has been created using our historical results of operations and historical bases of assets and liabilities as part of Temple-Inland. This historical financial information is not necessarily indicative of what our results of operations, financial position and cash flows would have been if we had been a separate, stand-alone entity during the periods presented.

It also is not necessarily indicative of what our results of operations, financial position and cash flows will be in the future and does not reflect many significant changes that have occurred or will occur in our capital structure, funding, and operations as a result of the spin-off. While our historical results of operations include all costs of Temple-Inland’s real estate development and minerals operations, our historical costs and expenses do not include all of the costs that would have been or will be incurred by us as an independent, publicly-traded company. In addition, our historical financial information does not reflect changes, many of which are significant, that we anticipate will occur or have occurred in our cost structure, financing and operations as a result of the spin-off. These changes include potentially increased costs associated with reduced economies of scale and purchasing power.

Our effective income tax rate as reflected in our historical financial information also may not be indicative of our future effective income tax rate. Among other things, the rate may be materially affected by:

•	changes in the mix of our earnings from the various jurisdictions in which we operate;

•	the tax characteristics of our earnings; and

•	the timing and results of any reviews of our income tax filing positions in the jurisdictions in which we transact business.

If the spin-off is determined to be taxable for U.S. federal income tax purposes, we, our stockholders, and Temple-Inland could incur significant U.S. federal income tax liabilities.

Temple-Inland has received a private letter ruling from the Internal Revenue Service, or IRS, that the spin-off qualifies for tax-free treatment under applicable sections of the Code. In addition, Temple-Inland has received an opinion from tax counsel that the spin-off so qualifies. The IRS ruling and the opinion rely on certain representations, assumptions, and undertakings, including those relating to the past and future conduct of our business, and neither the IRS ruling nor the opinion would be valid if such representations, assumptions, and undertakings were incorrect. Moreover, the IRS private letter ruling does not address all the issues that are relevant to determining whether the spin-off qualifies for tax-free treatment. Notwithstanding the IRS private letter ruling and opinion, the IRS could determine that the spin-off should be treated as a taxable transaction if it determines that any of the representations, assumptions, or undertakings that were included in the request for the private letter ruling are false or have been violated or if it disagrees with the conclusions in the opinion that are not covered by the IRS ruling.

If the spin-off fails to qualify for tax-free treatment, Temple-Inland would be subject to tax as if it had sold the common stock of our company in a taxable sale for its fair market value, and our initial public stockholders would be subject to tax as if they had received a taxable distribution equal to the fair market value of our common stock that was distributed to them. Under the tax matters agreement between Temple-Inland and us, we would generally be required to indemnify Temple-Inland against any tax resulting from the distribution to the extent that such tax resulted from (1) an issuance of our equity securities, a redemption of our equity securities, or our involvement in other acquisitions of our equity securities, (2) other actions or failures to act by us, or (3) any of our representations or undertakings being incorrect or violated. Our indemnification obligations to Temple-Inland and its subsidiaries, officers, and directors are not limited by any maximum amount. If we are required to indemnify Temple-Inland or such other persons under the circumstances set forth in the tax matters agreement, we may be subject to substantial liabilities.

We must abide by certain restrictions to preserve the tax-free treatment of the spin-off and may not be able to engage in desirable acquisitions and other strategic transactions following the spin-off.

To preserve the tax-free treatment of the spin-off to Temple-Inland, under the tax matters agreement that we entered into with Temple-Inland and Guaranty, for the two-year period following the distribution, we may be prohibited, except in specified circumstances, from:

•	issuing equity securities to satisfy financing needs,

•	acquiring businesses or assets with equity securities, or

•	engaging in mergers or asset transfers that could jeopardize the tax-free status of the distribution.

These restrictions may limit our ability to pursue strategic transactions or engage in new business or other transactions that may maximize the value of our business.

The ownership by our chairman, our executive officers, and some of our other directors of common stock, options, or other equity awards of Temple-Inland or Guaranty may create actual or apparent conflicts of interest.

Because of their current or former positions with Temple-Inland, our chairman, substantially all of our executive officers, including our Chief Executive Officer and our Chief Financial Officer, and some of our non-employee directors, own shares of common stock of Temple-Inland, options to purchase shares of common stock of Temple-Inland, or other Temple-Inland equity awards. These officers and non-employee directors also own shares of common stock, options to purchase shares of common stock, and other equity awards in Guaranty. The individual holdings of shares of common stock, options to purchase shares of common stock, or other equity awards of Temple-Inland and Guaranty may be significant for some of these persons compared with their total assets. In light of our continuing relationships with Temple-Inland and Guaranty, these equity interests may create actual or apparent conflicts of interest when these directors and officers are faced with decisions that could benefit or affect the equity holders of Temple-Inland or Guaranty in ways that do not benefit or affect us in the same manner.

We may be unable to make, on a timely or cost-effective basis, the changes necessary to operate as an independent, publicly-traded company, and we may experience increased costs after the spin-off or as a result of the spin-off.

Following the spin-off, Temple-Inland is obligated contractually to provide to us only those transition services specified in the transition services agreement we have entered into with Temple-Inland and Guaranty. We may be unable to replace in a timely manner or on comparable terms the services or other benefits that Temple-Inland previously provided to us that are not specified in any transition services agreement. After the expiration of the transition services agreement, we may be unable to replace in a timely manner or on comparable terms the services specified in the agreement. Upon expiration of the transition services agreement, many of the services that are covered in the agreement will have to be provided internally or by unaffiliated third parties. We may incur higher costs to obtain these services than we incurred previously. In addition, if Temple-Inland does not continue to perform the services that are called for under the transition services agreement, we may not be able to operate our business as effectively and our profitability may decline.

Risks Relating to Our Common Stock

The market price of our shares may fluctuate widely.

The market price of our common stock may fluctuate widely, depending upon many factors, some of which may be beyond our control, including:

•	a shift in our investor base;

•	actual or anticipated fluctuations in our operating results due to the seasonality of our business and other factors related to our business;

•	announcements by us or our competitors of significant acquisitions or dispositions;

•	the operating and stock price performance of other comparable companies;

•	overall market fluctuations; and

•	general economic conditions.

Stock markets in general have experienced volatility that has often been unrelated to the operating or financial performance of a particular company. These broad market fluctuations may adversely affect the trading price of our common stock.

Your percentage ownership in our common stock may be diluted in the future.

Your percentage ownership in our common stock may be diluted in the future because of equity awards that have already been granted and that we expect will be granted to our directors and officers in the future. Our 2007 Stock Incentive Plan provides for the grant of equity-based awards, including restricted stock, restricted stock units, stock options, stock appreciation rights, phantom equity awards and other equity-based awards to our directors, officers and other employees. In the future, we may issue additional equity securities, subject to limitations imposed by the tax matters agreement, in order to fund working capital needs, capital expenditures and product development, or to make acquisitions and other investments, which may dilute your ownership interest.

The terms of our spin-off from Temple-Inland, anti-takeover provisions of our charter and bylaws, as well as Delaware law and our stockholder rights agreement, may reduce the likelihood of any potential change of control or unsolicited acquisition proposal that you might consider favorable.

The terms of our spin off from Temple-Inland could delay or prevent a change of control that you may favor. An acquisition or issuance of our common stock could trigger the application of Section 355(e) of the Code, which could cause the spin off to be taxable to Temple-Inland. Under the tax matters agreement we have entered into with Temple-Inland and Guaranty, we would be required to indemnify Temple-Inland and Guaranty for the resulting tax in connection with such an acquisition or issuance and this indemnity obligation might discourage, delay or prevent a change of control that you may consider favorable.

In addition, our certificate of incorporation and bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors. Our board of directors may classify or reclassify any unissued shares of common stock or preferred stock and may set the preferences, conversion, or other rights, voting powers, and other terms of the classified or reclassified shares. Our board of directors could establish a series of preferred stock that could have the effect of delaying, deferring, or preventing a transaction or a change in control that might involve a premium price for our common stock or otherwise be considered favorably by our stockholders. Our certificate of incorporation and bylaws also provide for a classified board structure.

Our bylaws provide that nominations of persons for election to our board of directors and the proposal of business to be considered at a stockholders’ meeting may be made only in the notice of the meeting, by our board of directors or by a stockholder who is entitled to vote at the meeting and has complied with the advance notice procedures of our bylaws. Also, under Delaware law, business combinations, including issuances of equity securities, between us and any person who beneficially owns 15 percent or more of our common stock or an affiliate of such person, are prohibited for a three-year period unless exempted by the statute. After this three-year period, a combination of this type must be approved by a super-majority stockholder vote, unless specific conditions are met or the business combination is exempted by our board of directors.

In addition, we have entered into a stockholder rights agreement with a rights agent that provides that in the event of an acquisition of or tender offer for 20 percent or more of our outstanding common stock, our stockholders shall be granted rights to purchase our common stock at a significant discount. The stockholder rights agreement could have the effect of significantly diluting the percentage interest of a potential acquirer and make it more difficult to acquire a controlling interest in our common stock without the approval of our board of directors to redeem the rights or amend the stockholder rights agreement to permit the acquisition.

We currently do not intend to pay any dividends on our common stock. Accordingly, investors in our common stock must rely upon subsequent sales after price appreciation as the sole method to realize a gain on an investment in our common stock.

We currently intend to retain any future earnings to support the development and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. The declaration and payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including without limitation, our financial condition, earnings, capital requirements of our business, the terms of any credit agreements to which we may be a party at the time, legal requirements (including compliance with the IRS private letter ruling), industry practice, and other factors that our board of directors deems relevant. To the extent we do not pay dividends, our stock may be less valuable because a return on investment will only occur if and to the extent our stock price appreciates, which may never occur. In addition, investors must rely on sales of their common stock after price appreciation as the only way to realize a return on their investment, and if the price of our stock does not appreciate, then there will be no return on investment. Investors seeking cash dividends should not hold our common stock.

Additional Risks

Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business, financial condition or results of operations, the spin-off, or the trading price of our common stock.

The risks and uncertainties we face are not limited to those set forth in the risk factors described above. Although we believe that the risks identified above are our material risks in each of these categories, our assessment is based on the information currently known to us. Additional risks and uncertainties that are not presently known to us or that we do not currently believe to be material, if they occur, also may materially adversely affect our business, financial condition or results of operations, the spin-off, or the trading price of our common stock.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our principal executive offices are located in Austin, Texas, where we lease approximately 23,000 square feet of office space from Guaranty. We also lease office space in Dallas, Texas, and in several locations near Atlanta, Georgia. We believe these offices are suitable for conducting our business.

For a description of our properties in our real estate and natural resources segments, see “Business — Real Estate” and “Business — Natural Resources”, respectively, in Part I, Item 1 of this Annual Report on Form 10-K.

Item 3.	Legal Proceedings.

We are involved directly or through ventures in various legal proceedings that arise from time to time in the ordinary course of doing business. We believe we have established adequate reserves for any probable losses and that the outcome of any of the proceedings should not have a material adverse effect on our financial position or long-term results of operations or cash flows. It is possible, however, that charges related to these matters could be significant to results of operations or cash flow in any single accounting period.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the New York Stock Exchange. The record date for our spin off was the close of business on December 14, 2007, and our spin off was completed on December 28, 2007. A limited market, commonly known as a “when-issued” trading market, began shortly before the record date for the spin off, and “regular way” trading of our common stock began on the first trading day after the spin off. Thus, there was no “regular way” trading in our common stock during our 2007 fiscal year. The high and low sales prices for our common stock for the period from December 12, 2007 to December 29, 2007 were:

	2007
	Price Range
	High	Low

Fourth Quarter (since December 12, 2007)	$24.45	$20.00

Shareholders

Our stock transfer records indicated that as of February 22, 2008, there were approximately 4,450 holders of record of our common stock.

Dividend Policy

We currently intend to retain any future earnings to support the development and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. The declaration and payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including without limitation, our financial condition, earnings, capital requirements of our business, the terms of any credit agreements to which we may be a party at the time, legal requirements (including compliance with the IRS private letter ruling), industry practice, and other factors that our board of directors deems relevant.

Equity Compensation Plan Information

We have only one equity compensation plan, the Forestar 2007 Stock Incentive Plan, which was approved by our sole stockholder prior to the spin off. Information at year-end 2007 about our equity compensation plan under which our common stock may be issued follows:

(c)
Number of Shares of
Our Common Stock
	(a)		Remaining Available for
	Number of Shares of	(b)	Future Issuance Under
	Our Common Stock to be	Weighted-Average	Equity Compensation
	Issued Upon Exercise of	Exercise Price of	Plans (Exceeding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	Column(a))

2007 stock incentive plan	1,982,030	$19.32	1,817,970
Other equity compensation plans approved by our security holders	None	None	None
Equity compensation plans not approved by our security holders	None	None	None

Total	1,982,030		1,817,970

Performance Graph

We composed an index of our peers consisting of Avatar Holdings Inc., Consolidated-Tomoka Land Co., Tejon Ranch Co. and The St. Joe Company (“Peer Index”). From the date trading in our common stock began (December 12, 2007) until year-end 2007, our cumulative total stockholder return compared to the S&P SmallCap 600 Index and to the Peer Index was as shown in the following graph (assuming $100 invested on December 12, 2007):

Item 6.	Selected Financial Data.

	For the Year
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Revenues:
Real estate	$142,729	$180,151	$118,121	$138,823	$92,416
Natural resources	35,257	45,409	37,366	30,478	27,474

Total revenues	$177,986	$225,560	$155,487	$169,301	$119,890

Segment earnings:
Real estate(a)	$39,507	$70,271	$46,418	$43,370	$21,259
Natural resources	26,531	33,016	24,850	18,653	14,463

Total segment earnings	66,038	103,287	71,268	62,023	35,722
Items not allocated to segments
General and administrative	(17,413)	(14,048)	(9,113)	(10,433)	(6,921)
Share-based compensation(b)	(1,397)	(1,275)	(443)	(154)	(56)
Interest expense	(9,229)	(6,229)	(6,439)	(6,091)	(5,591)
Other non-operating income (expense)(c)	705	79	483	535	552

Income before taxes	38,704	81,814	55,756	45,880	23,706
Income tax expense	(13,909)	(29,970)	(20,859)	(17,444)	(8,456)

Net income	$24,795	$51,844	$34,897	$28,436	$15,250

At year-end:
Assets	$748,726	$620,174	$543,944	$517,700	$533,097
Debt	$266,015	$161,117	$121,948	$110,997	$143,337
Minority interest in consolidated ventures	$8,629	$7,746	$7,292	$8,078	$2,558
Stockholders’/Parent’s Equity	$433,201	$418,052	$381,290	$368,659	$354,155
Ratio of total debt to total capitalization	38%	28%	24%	23%	29%

(a)	Beginning in 2006, we eliminated our historical one-month lag in accounting for our investment in our two largest real estate ventures as financial information became more readily available. The one-time effect of eliminating this one-month lag was to increase our equity in earnings by about $1,104,000.

(b)	In 2006, Temple-Inland adopted the modified prospective application of SFAS No. 123 (revised December 2004), Share-Based Payment. As a result, share-based compensation expense allocated to us increased by $153,000. In 2003, Temple-Inland voluntarily adopted the prospective transition method of SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123. As a result, Temple-Inland began allocating share-based compensation expense to us.

(c)	In 2006, other non-operating income (expense) included $459,000 expense associated with early repayment of debt.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Annual Report on Form 10-K and other materials we have filed or may file with the Securities and Exchange Commission contain “forward-looking statements” within the meaning of the federal securities laws. These forward-looking statements are identified by their use of terms and phrases such as “believe,” “anticipate,” “could,” “estimate,” “likely,” “intend,” “may,” “plan,” “expect,” and similar expressions, including references to assumptions. These statements reflect our current views with respect to future events and are subject to risk and uncertainties. We note that a variety of factors and uncertainties could cause our actual results to differ significantly from the results discussed in the forward-looking statements. Factors and uncertainties that might cause such differences include, but are not limited to:

•	general economic, market or business conditions;

•	the opportunities (or lack thereof) that may be presented to us and that we may pursue;

•	future residential or commercial entitlements;

•	expected development timetables and projected timing for sales of lots or other parcels of land;

•	development approvals and the ability to obtain such approvals;

•	the anticipated price ranges of lots in our developments;

•	the number, price, and timing of land sales or acquisitions;

•	estimated land holdings for a particular use within a specified time frame;

•	absorption rates and expected gains on land and lot sales;

•	the levels of resale inventory in our development projects and the regions in which they are located;

•	the development of relationships with strategic partners;

•	the pace at which we release lots for sale;

•	fluctuations in costs and expenses;

•	demand for new housing;

•	government energy policies;

•	competitive actions by other companies;

•	changes in laws or regulations and actions or restrictions of regulatory agencies;

•	the results of financing efforts, including our ability to obtain financing on favorable terms, which can be affected by various factors, including our credit ratings and general economic conditions;

•	the ability to complete merger, acquisition or divestiture plans; regulatory or other limitations imposed as a result of a merger, acquisition or divestiture; and the success of the business following a merger, acquisition or divestiture; and

•	the final resolutions or outcomes with respect to our contingent and other corporate liabilities related to our business and any related actions for indemnification made pursuant to the separation and distribution agreement.

Other factors, including the risk factors described in Item 1A of this Annual Report on Form 10-K, may also cause actual results to differ materially from those projected by our forward-looking statements. New factors emerge from time to time and it is not possible for us to predict all such factors, nor can we assess the impact of any such factor on our business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

Introduction

Our spin-off from Temple-Inland occurred after the close of business on December 28, 2007, and our 2007 fiscal year ended December 29, 2007. Except for the last day of our fiscal year, the following discussion and analysis of our financial condition and results of operations covers periods prior to the spin-off and related transactions. It does not reflect the impact that the spin-off and related transactions will have on us, including leverage, debt service requirements, and differences between administrative costs allocated to us by Temple-Inland and actual administrative costs that we will incur as a separate public company.

Our historical results may not be indicative of our future performance and do not necessarily reflect what our financial condition and results of operations would have been had we operated as an independent, stand-alone entity during the periods presented, particularly because changes will occur in our operations and capitalization as a result of the spin-off.

In addition, the statements in the discussion and analysis regarding industry outlook, our expectations regarding the future performance of our business and the other non-historical statements in the discussion and analysis are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Item 1A Risk Factors of this Annual Report on Form 10-K and “Forward-Looking Statements” above. Our actual results may differ materially from those contained in any forward-looking statements.

Results of Operations for the Years Ended 2007, 2006 and 2005

Summary

Our strategy is to maximize and grow long-term stockholder value through:

•	Entitlement and development of real estate,

•	Realization of value from natural resources, and

•	Accelerated growth through strategic and disciplined investment in real estate.

A summary of our consolidated results follows:

	For the Year
	2007	2006	2005
	(In thousands)

Revenues:
Real estate	$142,729	$180,151	$118,121
Natural resources	35,257	45,409	37,366

Total revenues	$177,986	$225,560	$155,487

Segment earnings:
Real estate	$39,507	$70,271	$46,418
Natural resources	26,531	33,016	24,850

Total segment earnings	66,038	103,287	71,268
Items not allocated to segments:
General & administrative	(17,413)	(14,048)	(9,113)
Share-based compensation	(1,397)	(1,275)	(443)
Interest expense	(9,229)	(6,229)	(6,439)
Other non-operating income (expense)	705	79	483

Income before taxes	38,704	81,814	55,756
Income tax expense	(13,909)	(29,970)	(20,859)

Net income	$24,795	$51,844	$34,897

Significant aspects of our results of operations follow:

2007

•	Net income decreased as a result of the overall decline in the housing industry and a reduction in activity within our natural resources segment.

•	Expenses increased as a result of costs associated with the development of corporate functions as a stand-alone company.

•	Interest expense increased principally as a result of higher debt levels.

2006

•	Net income increased due to the continued strength for new housing in the markets in which we operate and increased activity within our natural resources segment.

•	Expenses increased as a result of costs associated with the segmentation of the real estate business within Temple-Inland.

Current Market Conditions

Current conditions in the residential development industry are difficult due to an oversupply of housing, declining sales volume for existing and new homes, flat to declining sales prices, and a significant tightening of mortgage credit. A decline in consumer confidence is also evident. All geographic markets and products have not been affected to the same extent or with equal severity, but most have experienced declines. It is likely these conditions will continue throughout 2008.

Business Segments

We operate two business segments:

•	Real estate, and

•	Natural resources.

We evaluate performance based on earnings before unallocated items and income taxes. Segment earnings consist of operating income and equity in earnings of unconsolidated ventures, less minority interest expense in consolidated ventures. Unallocated items consist of general and administrative expense, share-based compensation, other non-operating income and expense, and interest expense. The accounting policies of the segments are the same as those described in the accounting policy note to the consolidated financial statements.

Our operations are affected to varying degrees by supply and demand factors and economic conditions including changes in interest rates, availability of mortgage credit, new housing starts, real estate values, employment levels, changes in the market prices for oil, gas, and timber, and the overall strength of the U.S. economy.

Real Estate

Our real estate segment conducts a wide array of project planning and management activities related to the acquisition, entitlement, development and sale of real estate, primarily residential and mixed-use communities. We own and manage our projects either directly or through ventures. Our real estate segment revenues are principally derived from the sales of residential and commercial real estate and to a lesser degree from the operation of commercial properties, primarily a hotel.

A summary of our real estate results follows:

	For the Year
	2007	2006	2005
	(In thousands)

Revenues	$142,729	$180,151	$118,121
Costs and expenses	(101,183)	(126,020)	(87,829)

	41,546	54,131	30,292
Equity in earnings of unconsolidated ventures	3,732	19,371	17,180
Minority interest expense in consolidated ventures	(5,771)	(3,231)	(1,054)

Segment earnings	$39,507	$70,271	$46,418

In 2007, costs and expenses include asset impairments of $6,518,000 related to residential real estate projects and a commercial golf club operation in Texas. The decrease in equity in earnings of unconsolidated ventures is due principally to the overall decline in the housing industry.

Beginning in 2006, we eliminated our historical one-month lag in accounting for our investment in our two largest real estate ventures as financial information became more readily available. The one-time effect of eliminating this one-month lag was to increase our equity in earnings of unconsolidated ventures in 2006 by about $1,104,000.

Revenues and units sold consist of:

	For the Year
	2007	2006	2005
	(In thousands, except lots and acres)

Residential real estate	$58,467	$74,833	$60,340
Commercial real estate	41,484	49,699	13,968
Undeveloped land	17,939	27,253	22,388
Commercial operating properties	20,383	19,590	17,349
Other	4,456	8,776	4,076

Total revenues	$142,729	$180,151	$118,121

Residential real estate — lots sold	1,076	1,710	1,355
Commercial real estate — acres sold	166	220	264
Undeveloped land — acres sold	2,486	3,441	3,067

Residential real estate revenues principally consist of the sale of single-family lots to national, regional and local homebuilders. In 2007, residential real estate revenues decreased as a result of the overall decline in the housing industry.

Commercial real estate revenues in 2007 included $31,000,000 from three sales aggregating 91 acres on which we recognized income of $17,000,000. In 2006, commercial real estate revenues included $39,000,000 from two sales aggregating 131 acres on which we recognized income of $14,000,000.

Undeveloped land sales revenues decreased in 2007 as a result of significant tightening of credit standards.

Other revenues in 2006 included the sale of a country club property for $4,300,000.

Information about our real estate projects and our ventures follows:

	Year-End
	2007	2006

Owned and consolidated ventures:
Entitled, developed, and under development land
Number of projects	56	48
Residential lots remaining	20,465	15,941
Commercial acres remaining	1,136	1,265
Undeveloped land
Number of projects	22	19
Acres in entitlement process	27,720	24,990
Acres sold (for the year)	2,486	3,441
Acres undeveloped	320,458	327,850
Ventures accounted for using the equity method:
Ventures’ lot sales (for the year)
Lots sold	631	1,829(a	)
Revenue per lot sold	$55,877	$53,619
Ventures’ entitled, developed, and under development land
Number of projects	22	23
Residential lots remaining	9,385	10,816
Commercial acres remaining	719	675
Ventures’ undeveloped land
Number of projects	2	2
Acres in entitlement process	870	860
Acres sold (for the year)	131	211
Acres undeveloped	7,363	6,384

(a)	The elimination of the previously mentioned one month reporting lag resulted in a one-time increase in the number of lots sold of 122 lots.

Natural Resources

Our natural resources segment manages our oil and gas mineral interests, timber, and recreational leases. Our natural resources segment revenues are principally derived from lease royalties, bonus payments, and delay rentals associated with our oil and gas mineral interests, the sale of timber, and to a lesser degree from recreational leases of our lands.

A summary of our natural resources results follows:

	For the Year
	2007	2006	2005
	(In thousands)

Revenues	$35,257	$45,409	$37,366
Costs and expenses	(10,969)	(12,393)	(12,516)
Other operating income	2,243	—	—

Segment earnings	$26,531	$33,016	$24,850

Other operating income in 2007 represents a gain from partial termination of a timber lease in connection with the formation of a venture.

Revenues consist of:

	For the Year
	2007	2006	2005
	(In thousands)

Minerals	$20,818	$27,980	$21,049
Timber	13,722	14,313	14,209
Recreational leases and other	717	3,116	2,108

Total revenues	$35,257	$45,409	$37,366

Mineral revenues are principally derived from royalties and other lease revenue. Mineral revenues fluctuate based on changes in the market prices for oil and gas and the number of acres leased. We sold about 1,215,000 tons of timber in 2007, 1,115,000 tons in 2006, and 959,000 tons in 2005, the majority of which was sold to Temple-Inland based on an estimate of market prices at the time of delivery. Average price paid per ton was $11 in 2007, $13 in 2006, and $15 in 2005. Timber revenue fluctuates based on changes in tons sold and in the market prices of timber.

In 2007, Temple-Inland retained a greater portion of recreational lease revenues than in prior years. In 2008, we anticipate our recreational lease revenues will be about $2,000,000.

Items Not Allocated to Segments

Unallocated items represent income and expenses managed on a company-wide basis and include general and administrative expenses, share-based compensation, other non-operating income and expense, and interest expense.

The change in general and administrative expense in 2007 was principally due to increased compensation and benefits and other support costs associated with the development of corporate functions as a stand alone company. The change in general and administrative expense in 2006 was principally due to incremental support costs related to the segmentation of the real estate business within Temple-Inland.

Share-based compensation was allocated from Temple-Inland and represents the expense of Temple-Inland share-based awards granted to our employees. The changes in 2007 and in 2006 were primarily due to increases in Temple-Inland’s share price related to awards to be settled in cash.

The change in interest expense in 2007 is principally due to higher debt levels. The decline in 2006 as compared to 2005 was primarily related to the payoff of a senior bank credit facility at a weighted average rate of 6.04 percent, the funding for which came from borrowings under our credit facility with Temple-Inland at a weighted average rate of 4.20 percent.

Income Taxes

Our effective tax rate, which is income tax as a percentage of income before taxes, was 36 percent in 2007, 37 percent in 2006, and 37 percent in 2005. We anticipate that our effective tax rate in 2008 will be about 36 percent.

Capital Resources and Liquidity

Sources and Uses of Cash

Our principal operating cash requirements are for the acquisition and development of real estate, either directly or indirectly through ventures, taxes, interest, and compensation. Our principal sources of cash are proceeds from the sale of real estate and timber, the cash flow from minerals and commercial operating properties, and borrowings. Operating cash flows are also affected by the timing of the payment of real estate development expenditures and the collection of proceeds from the eventual sale of the real estate, the timing of which can vary substantially depending on many factors including the size of the project, state and local permitting requirements, and availability of utilities. Working capital is subject to operating needs, the timing of sales of real estate and timber, the timing of collection of mineral royalties or mineral lease payments, collection of receivables, reimbursement from utility or improvement districts, and the payment of payables and expenses.

Cash Flows from Operating Activities

Cash flows from real estate development activities are classified as operating cash flows. Cash flows related to the operation or sale of natural resources including minerals, timber, and recreational leases are also classified as operating cash flows.

Net cash (used for) provided by operations was $(66,284,000) in 2007, $(29,071,000) in 2006, and $21,094,000 in 2005. In 2007, expenditures for real estate development and acquisition significantly exceeded non-cash real estate cost of sales principally due to the investment of $47,000,000 in new real estate projects, an increase in the deferred tax asset of $19,544,000 due primarily to a tax gain resulting from our contractual right to receive hotel occupancy and sales taxes through 2034 at our Cibolo Canyons mixed-use development near San Antonio, Texas, and distributions to minority interests of $11,948,000. In 2006, expenditures for real estate development and acquisition significantly exceeded non-cash real estate cost of sales principally due to the investment in ten new real estate projects for $74,000,000. In 2005, real estate development and acquisition expenditures exceeded non-cash real estate cost of sales.

Cash Flows from Investing Activities

Capital contributions to and capital distributions from unconsolidated ventures are classified as investing activities. In addition, expenditures related to reforestation activities in our natural resources segment are classified as investing activities.

In 2007, net cash (used for) investing activities was $(10,828,000) as capital contributed to unconsolidated ventures exceeded distributions received. In 2006, net cash provided by investing activities was $7,410,000 as capital distributions we received from unconsolidated ventures exceeded contributions. Net cash (used for) investing activities was $(5,532,000) in 2005 as contributions to unconsolidated ventures exceeded the distributions we received.

Cash Flows from Financing Activities

Net cash provided by (used for) financing activities was $74,282,000 in 2007, $19,069,000 in 2006, and $(16,831,000) in 2005. In 2007, the increase in debt funded expenditures for real estate development and acquisition. In 2006, the increase in debt, including borrowings under our credit facility with Temple-Inland, funded expenditures for real estate development and acquisition in excess of the net distributions we received from ventures. In 2005, the increase in debt and cash flow from operations funded net contributions to ventures.

Liquidity and Contractual Obligations

At year-end 2007, contractual obligations consist of:

	Payments Due or Expiring by Year
	Total	2008	2009-10	2011-12	Thereafter
	(In thousands)

Debt(a)	$266,015	$57,960	$200,191	$7,864	$—
Contractual interest payments on fixed rate debt	2,308	1,468	840	—	—
Purchase and development obligations	45,511	35,511	10,000	—	—
Operating leases	12,897	1,570	1,980	1,300	8,047
Venture contributions	11,911	11,911	—	—	—

Total	$338,642	$108,420	$213,011	$9,164	$8,047

(a)	Denotes items included in our balance sheet.

Purchase and development obligations are purchase commitments for land acquisition and land development. Purchase obligations for land acquisition represent obligations under option contracts with specific performance provisions, of which we currently have none. Development obligations represent engineering and construction contracts for land development and our commitment to support third-party construction and ownership of a resort hotel, spa and golf facilities at our Cibolo Canyons mixed-use development near San Antonio, Texas. At year-end 2007, our unfunded commitment related to Cibolo Canyons was $29,625,000, of which $19,625,000 is expected to be funded in 2008 and the remainder in 2009-10.

Our operating lease obligations are for timberland, facilities and equipment.

Venture contributions represent commitments to contribute a stated amount to a venture as and when needed by the venture. We have excluded from the table contributions that may be made in the ordinary course of business for which there is no commitment to contribute an amount that is quantifiable or identifiable to specific dates.

We have other long-term liabilities that are not included in the table because they do not have scheduled maturities.

Our sources of funding are our operating cash flows and borrowings under our senior credit facility. Our contractual obligations due in 2008 will likely be paid from operating cash flows and from borrowings under our senior credit facility. At year-end 2007, we had $218,567,000 in unused borrowing capacity under our senior credit facility.

Senior
Credit Facility
(In thousands)

Committed	$416,915
Less: borrowings	(175,000)
Less: letters of credit	(23,348)

Unused borrowing capacity at year-end 2007	$218,567

Senior Credit Facility

Our senior credit facility and other debt agreements contain terms, conditions, and financial covenants customary for such agreements including minimum levels of interest coverage and limitations on leverage. At year-end 2007, we had complied with the terms, conditions, and financial covenants of these agreements.

Our senior credit facility provides for a $175,000,000 term loan and a $265,000,000 revolving line of credit. We may, upon notice to the lenders, request an increase in the credit facility to provide for a total of $500,000,000. In first quarter 2008, we increased our revolving line of credit to $290,000,000. The revolving line of credit includes a $100,000,000 sublimit available for letters of credit, and a $25,000,000 swing line sublimit. Total borrowings under our senior credit facility (including the face amount of letters of credit) may not exceed a borrowing base formula. Also, at the end of each quarter, we are required to have at least $35,000,000 in available liquidity.

We may elect interest rates on our borrowings calculated by reference to either (a) the higher of a base rate or the federal funds effective rate plus 0.50%, plus a margin of 2.00%, or (b) LIBOR plus a margin of 4.00%. The senior credit facility matures December 1, 2010. The revolving line of credit may be prepaid at any time without penalty. The term loan may be prepaid at any time; however, repayment during the first 12 months requires a fee of 2.00% of the principal amount and repayment during the next six months requires a fee of 1.00% of the principal amount. There is no prepayment fee for the term loan after 18 months.

All borrowings under the credit facility are secured by (a) a pledge of approximately 250,000 acres of land, (b) assignments of current and future leases, rents and contracts, (c) a security interest in the primary operating account of Forestar (USA) Real Estate Group Inc., (d) pledge of the equity interests in current and future material operating subsidiaries or joint venture interests, or if such pledge is not permitted, a pledge of the right to distributions from such entities, and (e) negative pledge (without a mortgage) on all other wholly-owned assets. The credit facility provides for releases of real estate provided that borrowing base compliance is maintained.

Our senior credit facility contains certain affirmative and negative covenants that are usual and customary for similar facilities, including limitations on indebtedness, acquisitions and divestitures, and distributions. The senior credit facility also contains certain financial covenants that are usual and customary for similar facilities, including, a minimum interest coverage ratio (EBITDA to interest incurred), a minimum ratio of total revenues to capital expenditures, a maximum leverage ratio (funded debt to adjusted asset value as defined in the agreement), a minimum liquidity requirement, and a minimum tangible net worth requirement.

Off-Balance Sheet Arrangements

From time to time, we enter into off-balance sheet arrangements to facilitate our operating activities. At year-end 2007, our off-balance sheet unfunded arrangements, excluding contractual interest payments, purchase and development obligations, and operating lease obligations, included in the table of contractual obligations, consist of:

	Expiring by Year
	Total	2008	2009-10	2011-12	Thereafter
	(In thousands)

Performance bonds, letters of credit and recourse obligations	$48,969	$36,791	$10,324	$108	$1,746

Performance bonds, letters of credit, and recourse obligations are primarily for our real estate development activities and include $3,344,000 of performance bonds and letters of credit we provided on behalf of certain ventures. Our venture partners also provide performance bonds and letters of credit. Generally these performance bonds or letters of credit would be drawn on due to lack of specific performance by the ventures, such as failure to deliver streets and utilities in accordance with local codes and ordinances.

Accounting Policies

Critical Accounting Estimates

In preparing our financial statements, we follow generally accepted accounting principles, which in many cases require us to make assumptions, estimates, and judgments that affect the amounts reported. Our significant accounting policies are included in Note 1 to the Consolidated Financial Statements. Many of these principles are relatively straightforward. There are, however, a few accounting policies that are critical because they are important in determining our financial condition and results and involve significant assumptions, estimates, and judgments that are difficult to determine. We must make these assumptions, estimates, and judgments currently about matters that are inherently uncertain, such as future economic conditions, operating results, and valuations, as well as our intentions. As the difficulty increases, the level of precision decreases, meaning actual results can, and probably will, differ from those currently estimated. We base our assumptions, estimates, and judgments on a combination of historical experiences and other factors that we believe are reasonable. These policies are discussed below and include:

•	Investment in Real Estate and Cost of Real Estate Sales — In allocating cost to real estate owned and real estate sold, we must estimate current and future real estate values. Our estimates of future real estate values sometimes must extend over periods 15 to 20 years from today and are dependent on numerous assumptions including our intentions and future market and economic conditions. In addition, when we sell real estate from projects that are not finished, we must estimate future development costs through completion. Differences between our estimates and actual results will affect future carrying values and operating results.

•	Impairment of Long-Lived Assets — Measuring assets for impairment requires estimating future fair values based on our intentions as to holding periods, future operating cash flows and the residual value of assets under review, primarily undeveloped land. Depending on the asset under review, we use varying methods to determine fair value, such as discounting expected future cash flows, determining resale values by market, or applying a capitalization rate to net operating income using prevailing rates in a given market. Changes in economic conditions, demand for real estate, and the projected net operating income for a specific property will inevitably change our estimates.

Pending Accounting Pronouncements

There are six new accounting pronouncements that we will adopt in 2008 or will be required to adopt in 2009. Please read Note 1 to the Consolidated Financial Statements.

Effects of Inflation

Inflation has had minimal effects on operating results the past three years. Our real estate, timber, and property and equipment are carried at historical costs. If carried at current replacement costs, the cost of real estate sold, timber cut, and depreciation expense would have been significantly higher than what we reported.

Litigation Matters

We are involved in various legal proceedings that arise from time to time in the ordinary course of doing business. We believe we have established adequate reserves for any probable losses, and we do not believe that the outcome of any of these proceedings should have a material adverse effect on our financial position, long-term results of operations, or cash flow. It is possible, however, that charges related to these matters could be significant to results of operations or cash flows in any one accounting period.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The following table illustrates the estimated effect on our pre-tax income of immediate, parallel, and sustained shifts in interest rates for the next 12 months at year-end 2007, with comparative year-end 2006 information. This estimate assumes that debt reductions from contractual payments will be replaced with short-term, variable-rate debt; however, that may not be the financing alternative we choose.

	At Year-End
Change in Interest Rates	2007	2006
	(In thousands)

+2%	$(4,774)	$(2,422)
+1%	(2,387)	(1,211)
−1%	2,387	1,211
−2%	4,774	2,422

Our interest rate risk is principally related to our variable-rate debt. Interest rate changes impact earnings due to the resulting increase or decrease in the cost of our variable-rate debt. The interest rate sensitivity change from year-end 2006 is principally due to an increase in variable-rate debt.

Foreign Currency Risk

We have no exposure to foreign currency fluctuations.

Commodity Price Risk

We have no significant exposure to commodity price fluctuations.

Item 8.	Financial Statements and Supplementary Data.

The Consolidated Financial Statements and related notes and schedules are indexed on page F-1, and are attached as pages F-1 through F-25, to this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a) Disclosure Controls and Procedures

At year-end 2007, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 29, 2007, our disclosure controls and procedures were effective.

(b) Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during fourth quarter 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item will be contained in our definitive proxy statement to be filed in connection with our 2008 annual meeting of stockholders, except for the information regarding our executive officers, which is presented in Part I, Item 1 of this Annual Report on Form 10-K. The information required by this item contained in our definitive proxy statement is incorporated herein by reference.

Item 11.	Executive Compensation.

The information required by this item will be contained in our definitive proxy statement to be filed in connection with our 2008 annual meeting of stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be contained in our definitive proxy statement to be filed in connection with our 2008 annual meeting of stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be contained in our definitive proxy statement to be filed in connection with our 2008 annual meeting of stockholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this item will be contained in our definitive proxy statement to be filed in connection with our 2008 annual meeting of stockholders and is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a) Documents filed as part of this report.

(1) Financial Statements

Our Consolidated Financial Statements are attached as pages F-1 through F-25 to this Annual Report on Form 10-K.

(2) Financial Statement Schedules

Schedule III — Consolidated Real Estate and Accumulated Depreciation is attached as pages S-1 through S-6 to this Annual Report on Form 10-K.

Schedules other than those listed above are omitted as the required information is either inapplicable or the information is presented in our Consolidated Financial Statements and notes thereto.

(3) Exhibits

The exhibits listed in the Exhibit Index in (b) below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

(b) Exhibits

Exhibit
Number		Exhibit

2.1		Separation and Distribution Agreement, dated December 11, 2007, among Forestar Real Estate Group Inc. (the “Company”), Guaranty Financial Group Inc., and Temple — Inland Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2007).
3.1		Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2007).
3.2		Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2007).
3.3		First Amendment to Amended and Restated Bylaws of Forestar Real Estate Group Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on February 19, 2008).
3.4		Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2007).
4.1		Specimen Certificate for shares of common stock, par value $1.00 per share, of Forestar Real Estate Group Inc. (incorporated by reference to Exhibit 4.1 of Amendment No. 5 to the Company’s Form 10 filed with the Commission on December 10, 2007).
4.2		Rights Agreement, dated December 11, 2007, between Forestar Real Estate Group Inc. and Computershare Trust Company, N.A., as Rights Agent (including Form of Rights Certificate) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2007).
10.1		Tax Matters Agreement, dated December 11, 2007, among Forestar Real Estate Group Inc., Guaranty Financial Group Inc., and Temple — Inland Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2007).
10.2		Transition Services Agreement, dated December 11, 2007, among Forestar Real Estate Group Inc., Guaranty Financial Group Inc., and Temple — Inland Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2007).
10.3		Employee Matters Agreement, dated December 11, 2007, among Forestar Real Estate Group Inc., Guaranty Financial Group Inc., and Temple — Inland Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2007).
10.4		Form of Forestar Real Estate Group Retirement Savings Plan (incorporated by reference to Exhibit 10.4 of Amendment No. 5 to the Company’s Form 10 filed with the Commission on December 10, 2007).
10	.5†	Form of Forestar Real Estate Group Supplemental Employee Retirement Plan (incorporated by reference to Exhibit 10.5 of Amendment No. 5 to the Company’s Form 10 filed with the Commission on December 10, 2007).
10	.6†	Form of Forestar Real Estate Group 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 of Amendment No. 5 to the Company’s Form 10 filed with the Commission on December 10, 2007).
10	.7†	Form of Forestar Real Estate Group Non-Employee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.7 of Amendment No. 5 to the Company’s Form 10 filed with the Commission on December 10, 2007).
10.8		Revolving and Term Credit Agreement, dated as of December 14, 2007, among Forestar (USA) Real Estate Group Inc., as borrower, and Forestar Real Estate Group Inc. and certain wholly-owned subsidiaries of the Company, as guarantors, and KeyBank National Association, as lender, swing line lender and agent; General Electric Credit Corporation and AgFirst Farm Credit Bank, as co-syndication agents; KeyBanc Capital Markets, as sole arranger and sole book managers; and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on December 17, 2007).
10	.9†	Form of Indemnification Agreement to be entered into between the Company and each of its directors (incorporated by reference to Exhibit 10.9 of Amendment No. 5 to the Company’s Form 10 filed with the Commission on December 10, 2007).

Exhibit
Number		Exhibit

10	.10†	Form of Change in Control Agreement between the Company and its named executive officers (incorporated by reference to Exhibit 10.10 of Amendment No. 5 to the Company’s Form 10 filed with the Commission on December 10, 2007).
10	.11†	Employment Agreement between the Company and James M. DeCosmo dated August 9, 2007 (incorporated by reference to Exhibit 10.11 of Amendment No. 5 to the Company’s Form 10 filed with the Commission on December 10, 2007).
10	.12†	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on February 19, 2008).
10	.13†	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on February 19, 2008).
10	.14†	Form of Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on February 19, 2008).
21.1		List of Subsidiaries of the Company (1).
23		Consent of Ernst & Young LLP (1).
31.1		Certification of Chief Executive Officer pursuant to Exchange Act rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1).
31.2		Certification of Chief Financial Officer pursuant to Exchange Act rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1).
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1).
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1).

†	Management contract or compensatory plan or arrangement.

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Forestar Real Estate Group Inc.

By:	/s/ James M. DeCosmo
James M. DeCosmo
President and Chief Executive Officer

Date: March 4, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ James M. DeCosmo James M. DeCosmo	Director, President and Chief Executive Officer (Principal Executive Officer)	March 4, 2008

/s/ Christopher L. Nines Christopher L. Nines	Chief Financial Officer (Principal Financial Officer)	March 4, 2008

/s/ Charles D. Jehl Charles D. Jehl	Chief Accounting Officer (Principal Accounting Officer)	March 4, 2008

/s/ Kenneth M. Jastrow, II Kenneth M. Jastrow, II	Chairman of the Board	March 4, 2008

/s/ Louis R. Brill Louis R. Brill	Director	March 4, 2008

/s/ Kathleen Brown Kathleen Brown	Director	March 4, 2008

/s/ William G. Currie William G. Currie	Director	March 4, 2008

/s/ Michael E. Dougherty Michael E. Dougherty	Director	March 4, 2008

/s/ James A. Johnson James A. Johnson	Director	March 4, 2008

/s/ Thomas H. McAuley Thomas H. McAuley	Director	March 4, 2008

/s/ William Powers, Jr. William Powers, Jr.	Director	March 4, 2008

/s/ James A. Rubright James A. Rubright	Director	March 4, 2008

/s/ Richard M. Smith Richard M. Smith	Director	March 4, 2008

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

The Board of Directors and Shareholders of Forestar Real Estate Group Inc.:

We have audited the accompanying consolidated balance sheets of Forestar Real Estate Group Inc., as of December 29, 2007 and December 30, 2006, and the related consolidated statements of income, shareholders’/parent’s equity, and cash flows for each of the three years in the period ended December 29, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of Forestar Real Estate Group Inc. management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Forestar Real Estate Group Inc. at December 29, 2007 and December 30, 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 29, 2007 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP

Austin, Texas
March 4, 2008

FORESTAR REAL ESTATE GROUP INC.

CONSOLIDATED BALANCE SHEETS

	At Year-End
	2007	2006
	(In thousands
	except share data)

ASSETS
Cash and cash equivalents	$7,520	$10,350
Prepaid expense	2,267	2,378
Real estate	552,210	447,817
Investment in unconsolidated ventures	101,687	90,444
Receivables, net of allowance for bad debts of $226 in 2007 and 2006	3,767	6,091
Timber	54,593	58,966
Property and equipment, net of accumulated depreciation of $2,455 in 2007 and $2,387 in 2006	1,568	1,688
Deferred tax asset	5,106	—
Other assets	20,008	2,440

TOTAL ASSETS	$748,726	$620,174

LIABILITIES AND STOCKHOLDERS’/PARENT’S EQUITY
Accounts payable	$8,002	$4,838
Accrued employee compensation and benefits	3,857	2,114
Accrued interest	896	210
Accrued property taxes	4,459	4,577
Other accrued expenses	15,318	2,810
Deferred tax liability	—	14,438
Other liabilities	8,349	4,272
Note payable to Temple-Inland	—	110,506
Debt	266,015	50,611

TOTAL LIABILITIES	306,896	194,376

MINORITY INTEREST IN CONSOLIDATED VENTURES	8,629	7,746

STOCKHOLDERS’/PARENT’S EQUITY

Preferred stock, par value $0.01 per share, 25,000,000 authorized shares, none issued	—	—
Common stock, par value $1.00 per share, 200,000,000 authorized shares, 35,380,385 issued	35,380	—
Additional paid-in capital	373,026	—
Retained earnings	24,795	—
Temple-Inland’s net investment	—	418,052

TOTAL STOCKHOLDERS’/PARENT’S EQUITY	433,201	418,052

TOTAL LIABILITIES AND STOCKHOLDERS’/PARENT’S EQUITY	$748,726	$620,174

Please read the notes to the consolidated financial statements.

FORESTAR REAL ESTATE GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Year
	2007	2006	2005
	(In thousands except per share data)

REVENUES
Real estate sales	$117,890	$151,785	$96,696
Commercial operating properties and other	24,839	28,366	21,425

Real estate	142,729	180,151	118,121
Natural resources and other	35,257	45,409	37,366

	177,986	225,560	155,487
EXPENSES
Cost of real estate sales	(58,046)	(90,629)	(57,404)
Cost of commercial operating properties and other	(17,936)	(17,307)	(16,212)
Cost of natural resources and other	(6,793)	(5,238)	(4,733)
Other operating	(27,320)	(25,418)	(22,071)
General and administrative	(18,624)	(15,144)	(9,481)

	(128,719)	(153,736)	(109,901)

OPERATING INCOME	49,267	71,824	45,586
Equity in earnings of unconsolidated ventures	3,732	19,371	17,180
Minority interest in consolidated ventures	(5,771)	(3,231)	(1,054)
Interest expense	(9,229)	(6,229)	(6,439)
Other non-operating income (expense)	705	79	483

INCOME BEFORE TAXES	38,704	81,814	55,756
Income tax expense	(13,909)	(29,970)	(20,859)

NET INCOME	$24,795	$51,844	$34,897

NET INCOME PER COMMON SHARE — BASIC AND DILUTED	$0.70	$1.47	$0.99
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — BASIC AND DILUTED	35,380	35,380	35,380

Please read the notes to the consolidated financial statements.

FORESTAR REAL ESTATE GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’/PARENT’S EQUITY

					Additional
	Common Stock		Treasury Stock		Paid-In	Retained	Parent’s
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity	Total
	(In thousands except share data)

Balances at January 1, 2005	—	$—	—	$—	$—	$—	$368,659	$368,659
Net income	—	—	—	—	—	—	34,897	34,897
Net transactions with parent company	—	—	—	—	—	—	(22,266)	(22,266)

Balances at December 31, 2005	—	$—	—	$—	$—	$—	$381,290	$381,290
Net income	—	—	—	—	—	—	51,844	51,844
Net transactions with parent company	—	—	—	—	—	—	(15,082)	(15,082)

Balances at December 30, 2006	—	$—	—	$—	$—	$—	$418,052	$418,052
Net income	—	—	—	—	—	24,795	—	24,795
Net transactions with parent company	—	—	—	—	—	—	(9,646)	(9,646)
Spin-off from Temple-Inland	35,380,385	35,380	(53)	—	373,026	—	(408,406)	—

Balances at December 29, 2007	35,380,385	$35,380	(53)	$—	$373,026	$24,795	$—	$433,201

Please read the notes to the consolidated financial statements.

FORESTAR REAL ESTATE GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year
	2007	2006	2005
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,795	$51,844	$34,897
Adjustments:
Depreciation and amortization	2,915	2,355	2,249
Deferred income taxes	(19,544)	(4,912)	1,578
Equity in earnings of unconsolidated ventures	(3,732)	(19,371)	(17,180)
Distributions of earnings of unconsolidated ventures	2,863	1,519	4,090
Minority interest in consolidated ventures	5,771	3,231	1,054
Distributions to minority interest	(11,948)	(517)	(1,989)
Non-cash real estate cost of sales	46,975	86,393	53,741
Real estate development and acquisition expenditures	(140,013)	(159,886)	(65,117)
Reimbursements from utility or improvement districts	10,628	5,790	1,000
Other changes in real estate	(1,364)	(2,174)	2,730
Gain on termination of timber lease	(2,243)	—	—
Cost of timber cut	4,060	3,441	3,218
Asset impairments	6,518	—	—
Other	(65)	286	653
Changes in:
Receivables	659	(313)	(3,586)
Prepaid expenses and other	(66)	(298)	1,926
Accounts payable and other accrued liabilities	7,507	3,541	1,830

Net cash (used in) provided by operating activities	(66,284)	(29,071)	21,094
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, equipment, software, and reforestation	(3,198)	(3,991)	(1,616)
Investment in unconsolidated ventures	(14,492)	(17,611)	(29,612)
Return of investment in unconsolidated ventures	3,239	22,208	20,830
Notes receivable sold or collected	491	5,493	3,767
Proceeds from sale of property and equipment	166	1,311	1,099
Proceeds from termination of timber lease	2,966	—	—

Net cash (used in) provided by investing activities	(10,828)	7,410	(5,532)
CASH FLOWS FROM FINANCING ACTIVITIES:
Note payable to Temple-Inland, net	(93,063)	97,678	1,802
Payments of debt	(22,534)	(89,144)	(29,733)
Proceeds from issuance of debt	226,446	30,636	38,882
Dividends and other transfers to Temple-Inland	(27,704)	(20,241)	(27,931)
Deferred financing fees	(10,010)	—	—
Other	1,147	140	149

Net cash provided by (used in) financing activities	74,282	19,069	(16,831)

Net decrease in cash and cash equivalents	(2,830)	(2,592)	(1,269)
Cash and cash equivalents at beginning of year	10,350	12,942	14,211

Cash and cash equivalents at year-end	$7,520	$10,350	$12,942

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$10,014	$4,309	$7,171
Income taxes	$33,428	$125	$3,444
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
Capitalized interest	$695	$543	$1,444

Please read the notes to the consolidated financial statements.

FORESTAR REAL ESTATE GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Summary of Significant Accounting Policies

Background

On February 26, 2007, Temple-Inland Inc. (“Temple-Inland”) announced that its Board of Directors approved a transformation plan which included the spin-off of its real estate operations to Temple-Inland shareholders as an independent publicly held company. In connection with the spin-off, Temple-Inland contributed the assets, liabilities, operations and cash flow of its real estate development and minerals operations to us. Our operations consist of the former real estate segment of Temple-Inland and several smaller real estate operations and assets previously included in Temple-Inland’s other business segments, and the minerals operations previously included in Temple-Inland’s forest products segment.

On December 28, 2007, Temple-Inland distributed 100% of the issued and outstanding shares of our common stock to the holders of record of Temple-Inland common stock as of the close of business on December 14, 2007. Each Temple-Inland stockholder received one share of our common stock for every three shares of Temple-Inland common stock held. (Also on December 28, 2007, Temple-Inland distributed 100% of the issued and outstanding shares of Guaranty Financial Group, Inc., a wholly-owned subsidiary of Temple-Inland that operated Temple-Inland’s financial services business.) We converted to a Delaware corporation before the spin-off.

The terms “Forestar,” “we,” and “our” in these financial statements refer to the operations that were spun off to Temple-Inland stockholders.

Basis of Presentation

Our consolidated financial statements reflect the historical accounts of the real estate development and minerals operations contributed to us and have been derived from the historical financial statements and accounts of Temple-Inland. These operations were conducted within separate legal entities and their subsidiaries or within segments or components of segments of Temple-Inland. In addition, as a result of the different forms of Temple-Inland’s ownership in these operations, Temple-Inland’s net investment is shown for periods prior to the spin-off instead of stockholders’ equity.

These financial statements also include all subsidiaries, ventures, and other entities in which we have a controlling interest and variable interest entities of which we are the primary beneficiary. We eliminate all material intercompany accounts and transactions. Minority interest in consolidated pass-through entities is recognized before income taxes. We account for our investment in other entities in which we have significant influence over operations and financial policies using the equity method (we recognize our share of the entities’ income or loss and any preferential returns and treat distributions as a reduction of our investment). We account for our investment in other entities in which we do not have significant influence over operations and financial policies using the cost method (we recognize as income only distribution of accumulated earnings).

We prepare our financial statements in accordance with generally accepted accounting principles, which require us to make estimates and assumptions about future events. Actual results can, and probably will, differ from those we currently estimate. Examples of significant estimates include those related to allocating costs to real estate and measuring assets for impairment.

Our fiscal year ends on the Saturday closest to December 31, which from time to time means that a fiscal year will include 53 weeks instead of 52 weeks. All of the periods presented had 52 weeks. Fiscal year 2007 ended on December 29, 2007, fiscal year 2006 ended on December 30, 2006, and fiscal year 2005 ended on December 31, 2005. Effective fiscal year 2008, our fiscal year will coincide with the calendar year.

We have historically used Temple-Inland as a source of capital and for services such as environmental, finance, financial reporting, human resources, internal audit, insurance, legal, tax and technology. The estimated costs of these services were allocated to us and are included in general and administrative expense.

FORESTAR REAL ESTATE GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, we have also included other expenses incurred by Temple-Inland but not directly attributable to us such as costs associated with investor relations and executive officers. The allocations were based on actual usage or in some cases estimated usage based on Temple-Inland’s net investment in us relative to its other segments, revenues, operating profits, employee count, or similar measures. These allocated costs, which include salaries and benefits, totaled $7,909,000 in 2007, $7,128,000 in 2006 and $4,684,000 in 2005.

We believe the assumptions and methodology used to derive the allocations in our financial statements are reasonable; however, they may not necessarily be indicative of what expenses would have been had we been a separate stand-alone company in the past or what expenses might be incurred in the future. We have no practical way of determining what expenses we would have incurred if we would have been a stand-alone company in the past.

Cash and Cash Equivalents

Cash and cash equivalents include cash and other short-term instruments with original maturities of three months or less. At year end 2007, restricted cash included in cash and cash equivalents was $147,000.

Cash Flows

Expenditures for the acquisition and development of real estate are classified as operating activities. Expenditures for the acquisition of commercial operating properties are classified as investing activities.

Capitalized Software

We capitalize purchased software costs as well as the direct internal and external costs associated with software we develop for our own use. We amortize these capitalized costs using the straight-line method over estimated useful lives ranging from three to seven years. The carrying value of capitalized software was $2,720,000 at year-end 2007 and $1,071,000 at year-end 2006 and is included in other assets. The amortization of these capitalized costs was $370,000 in 2007, $6,000 in 2006 and $9,000 in 2005 and is included in general and administrative expense.

Environmental Obligations and Asset Retirement Obligations

We recognize environmental remediation liabilities on an undiscounted basis when environmental assessments or remediation are probable and we can reasonably estimate the cost. We adjust these liabilities as further information is obtained or circumstances change. We currently do not have any asset retirement obligations.

Fair Value of Financial Instruments

In the absence of quoted market prices, we estimate the fair value of financial instruments. Our estimates are affected by the assumptions we make, including the discount rate and estimates of the amount and timing of future cash flows. Where these fair values approximate carrying value, no separate disclosure of fair value is shown.

Impairment of Long-Lived Assets

We review long-lived assets held for use for impairment when events or circumstances indicate that their carrying value may not be recoverable. Impairment exists if the carrying amount of the long-lived asset is not recoverable from the undiscounted cash flows expected from its use and eventual disposition. We determine the amount of the impairment loss by comparing the carrying value of the long-lived asset to its estimated fair value. In the absence of quoted market prices, we determine estimated fair value generally based on the present value of future probability weighted cash flows expected from the use and eventual disposition of the long-lived asset. We recognized asset impairments of $6,518,000 in 2007, none in 2006 and none in 2005. Impairment expense is included in cost of real estate sales.

FORESTAR REAL ESTATE GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes

We were included in Temple-Inland’s consolidated federal income tax return prior to our spin-off, and our income tax expense was computed as if we filed a separate tax return. We provided deferred income taxes using current tax rates for temporary differences between the financial accounting carrying value of assets and liabilities and their tax accounting carrying values. We recognize and value income tax exposures for the various taxing jurisdictions where we operate based on laws, elections, commonly accepted tax positions, and management estimates. We include tax penalties and interest in income tax expense.

Beginning first quarter 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). We determined that no material unrecognized deferred tax assets or liabilities existed at the date of adoption, and accordingly, the adoption of FIN 48 did not impact our financial condition or results of operations. In addition, we believe that no material unrecognized deferred tax assets or liabilities existed at year-end 2007. We classify interest and penalties related to underpayments of income tax as income tax expense.

Mineral Interests

We acquire real estate that may include the subsurface rights associated with the property, including minerals. We lease some of our mineral interests to third party exploration and production entities and retain a royalty interest. We use the successful efforts method to account for our mineral interests. We do not incur exploration, development, geological or geophysical costs, and we do not drill wells. We capitalize the costs of acquiring mineral interests.

We amortize the cost assigned to unproved interests, principally acquisition costs, using the straight-line method over appropriate periods based on our experience, generally no longer than 10 years. Costs assigned to individual unproven interests are minimal and amortized on an aggregate basis. When we lease these interests to third party oil and gas exploration and production entities, any related unamortized costs are accounted for using the cost recovery method from the cash proceeds received from lease bonus payments. We have fully recovered all previously-capitalized acquisition costs and did not capitalize any costs in 2007 or 2006.

We do not know the oil and gas reserves related to our royalty interests. We do not make such estimates, and the lessees do not make this reserve information available to us.

Property and Equipment

We carry property and equipment at cost less accumulated depreciation. We capitalize the cost of significant additions and improvements, and we expense the cost of repairs and maintenance. We capitalize interest costs incurred on major construction projects. We depreciate these assets using the straight-line method over their estimated useful lives as follows:

		Carrying
		Value
	Estimated	At Year-End
	Useful Lives	2007
		(In thousands)

Buildings and building improvements	10 to 40 years	$1,745
Office and other equipment	2 to 10 years	2,278

		4,023
Less accumulated depreciation		(2,455)

		$1,568

Depreciation expense of property and equipment was $392,000 in 2007, $341,000 in 2006 and $364,000 in 2005. We expense operating leases ratably over the shorter of the useful life or the lease term.

FORESTAR REAL ESTATE GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Real Estate

We carry real estate at the lower of cost or fair value less cost to sell. We capitalize interest costs and property taxes once development begins, and we continue to capitalize throughout the development period. We also capitalize infrastructure, improvements, amenities, and other development costs incurred during the development period. We determine the cost of real estate sold using the relative sales value method. When we sell real estate from projects that are not finished, we include in the cost of real estate sold estimates of future development costs though completion, allocated based on relative sales values. These estimates of future development costs are reevaluated at least annually, with any adjustments being allocated prospectively to the remaining units available for sale.

Commercial properties are carried at cost less accumulated depreciation computed using the straight-line method over their estimated useful lives (three to 39 years).

We have agreements with utility or improvement districts, principally in Texas, whereby we agree to convey to the districts water, sewer and other infrastructure-related assets we have constructed in connection with projects within their jurisdiction. The reimbursement for these assets ranges from 70 to 100 percent of allowable cost as defined by the district. The transfer is consummated and we receive payment when the districts have a sufficient tax base to support funding of their bonds. The cost we incur in constructing these assets is included in capitalized development costs, and upon collection, we remove the assets from capitalized development costs. We provide an allowance, which is not significant, to reflect our past experiences related to claimed allowable development costs.

Reclassifications

Certain prior years’ general and administrative expenses have been reclassified to other operating expenses to conform to the current year’s presentation.

Revenue

Real Estate

We recognize revenue from sales of real estate when a sale is consummated, the buyer’s initial investment is adequate, any receivables are probable of collection, the usual risks and rewards of ownership have been transferred to the buyer, and we do not have significant continuing involvement with the real estate sold. If we determine that the earnings process is not complete, we defer recognition of any gain until earned. We recognize revenue from hotel room sales and other guest services when rooms are occupied and other guest services have been rendered.

We exclude from revenue amounts we collect from utility or improvement districts related to the conveyance of water, sewer, and other infrastructure related assets. We also exclude from revenue amounts we collect for timber sold on land being developed. These proceeds reduce capitalized development costs. We exclude from revenue amounts we collect from customers that represent sales tax or other taxes that are based on the sale. These amounts are included in other accrued expenses until paid.

Natural Resources

We recognize revenue from mineral bonus payments when we have received an executed agreement with the exploration company transferring the rights to any oil or gas it may find and requiring drilling be done within a specified period, the payment has been collected, and we have no obligation to refund the payment. We recognize revenue from delay rentals if drilling has not started within the specified period, when the payment has been collected, and we have no further obligation. We recognize revenue from mineral royalties when the minerals have been delivered to the buyer, the value is determinable, and we are reasonably sure of collection.

We recognize revenue from timber sales upon passage of title, which occurs at delivery; when the price is fixed and determinable; and we are reasonably sure of collection. We recognize revenue from hunting and recreational leases on the straight-line basis over the lease term if we are reasonably sure of collection.

FORESTAR REAL ESTATE GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share-Based Compensation

Prior to the spin-off, we participated in Temple-Inland’s share-based compensation plans, and as a result, certain of our employees received share-based compensation awards under those plans. The expense for those awards was allocated to us by Temple-Inland and was determined by Temple-Inland using the following accounting principles:

•	Beginning January 2006, Temple-Inland adopted the modified prospective application method contained in Statement of Financial Accounting Standards No. 123 (revised December 2004), Share-Based Payment (SFAS 123(R)) , to account for share-based payments. As a result, Temple-Inland applied this pronouncement to new awards or modifications of existing awards in 2006. Prior to adopting SFAS 123(R), Temple-Inland had been expensing, over the service period, the fair value of share-based compensation awards granted, modified, or settled in 2003 through 2005, using the prospective transition method of accounting contained in SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.

•	Prior to 2003, Temple-Inland used the intrinsic value method in accounting for stock options. As a result, Temple-Inland did not allocate to us share-based compensation expense related to those stock options granted prior to 2003 in 2005.

The following table illustrates the effect on our net income as if the fair value method had been applied to the options granted to our employees prior to 2003:

For the Year
2005
(In thousands)

Net income, as reported	$34,897
Add: Share-based compensation expense, net of related tax effects, included in the determination of reported net income	277
Deduct: Total share-based compensation expense, net of related tax effects, determined under the fair value based method for all awards	(321)

Pro forma net income	$34,853

Please read Note 13 for additional information about share-based compensation.

Timber

We carry timber at cost, less the cost of timber cut. We expense the cost of timber cut based on the relationship of the timber carrying value to the estimated volume of recoverable timber multiplied by the amount of timber cut. We include the cost of timber cut in cost of natural resources in the income statement and in non-cash expenses in the statement of cash flows. We determine the estimated volume of recoverable timber using statistical information and other data related to growth rates and yields gathered from physical observations, models, and other information gathering techniques. Changes in yields are generally due to adjustments in growth rates and similar matters and are accounted for prospectively as changes in estimates. We capitalize reforestation costs incurred in developing viable seedling plantations (up to two years from planting), such as site preparation, seedlings, planting, fertilization, insect and wildlife control, and herbicide application. We expense all other costs, such as property taxes and costs of forest management personnel, as incurred. Once the seedling plantation is viable, we expense all costs to maintain the viable plantations, such as fertilization, herbicide application, insect and wildlife control, and thinning, as incurred.

Pending Accounting Pronouncements

SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity — The provisions of this standard that address the accounting for certain mandatorily redeemable non-controlling interests have been deferred indefinitely pending further FASB action. The deferred provisions would principally affect the way we account for minority interests in partnerships we control; the classification

FORESTAR REAL ESTATE GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of such interests as liabilities, which we presently do; and accounting for changes in the fair value of the minority interest by a charge to earnings, which we currently do not do. While the effect of the deferred provisions would be dependent on the changes in the fair value of the partnerships’ net assets, it is possible that the future effects could be significant. Because the minority interests are not readily marketable, it is difficult to determine their fair value. However, we believe the difference between the carrying value of the minority interests and their estimated fair value was not significant at year-end 2007 or 2006.

SFAS No. 157, Fair Value Measures — This new standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This guidance applies to fair value measurements already required or permitted and will be effective for our first quarter 2008. We do not expect that adoption will have a significant effect on our earnings or financial position.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — SFAS No. 159 permits the election of fair value as the initial and subsequent measurement method for many financial assets and liabilities. We do not anticipate electing this option.

SFAS No. 160, Noncontrolling Interests — SFAS No. 160 clarifies the classification of noncontrolling interests in consolidated statement of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interst. Under the new standard, noncontrolling interests will be classified as equity, net income will encompass the total income of all consolidated subsidiaries with separate disclosure on the face of the income statement of the attribution of that income between the controlling and noncontrolling interests and changes in the noncontrolling ownership interest will be accounted for as a change to the controlling interest’s equity. SFAS No. 160 is effective for our first quarter 2009. Based on our current understanding, we do not expect that adoption will have a significant effect on our earnings or financial position.

SFAS No. 141(R), Applying the Acquisition Method — SFAS No. 141(R) requires valuation of assets and liabilities acquired to be based upon fair values and eliminates recognition of minority interest as well as the inclusion of transaction costs in the purchase price. SFAS No. 141(R) is effective for our first quarter 2009. Based on our current understanding, we do not expect that adoption will have a significant effect on our earnings or financial position.

EITF 07-6, Accounting for the Sale of Real Estate Subject to the Requirements of FASB Statement No. 66, Accounting for Sales of Real Estate, When the Agreement Includes a Buy-Sell Clause — EITF 07-6 requires consideration of buy-sell clauses to determine the effect on profit recognition in connection with a partial sale of real estate. EITF 07-6 is effective for our first quarter 2008. We do not expect that adoption will have a significant effect on our earnings or financial position.

Note 2 —	Real Estate

Real estate consists of:

	At Year-End
	2007	2006
	(In thousands)

Entitled, developed, and under development land	$388,493	$292,534
Undeveloped land	141,012	133,170
Commercial operating properties	43,479	43,020

	572,984	468,724
Accumulated depreciation	(20,774)	(20,907)

	$552,210	$447,817

FORESTAR REAL ESTATE GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Included in entitled, developed, and under development land are the estimated cost of assets we expect to convey to utility or improvement districts of $40,843,000 in 2007 and $14,213,000 in 2006. These costs relate to water, sewer and other infrastructure assets for which the utility or improvement districts have agreed to reimburse us. We billed these districts $37,137,000 in 2007 and $6,614,000 in 2006 and we collected from these districts $10,628,000 in 2007 and $5,790,000 in 2006. We expect to collect the remaining amounts billed in 2007 when these districts achieve adequate tax bases to support payment, which is typically 12 to 24 months.

We recognized asset impairments of $6,518,000 in 2007, none in 2006 and none in 2005. Impairment expense is included in cost of real estate sales and in 2007, is related to residential projects and a commercial golf club operation in Texas.

Depreciation expense primarily related to commercial operating properties was $2,014,000 in 2007, $2,008,000 in 2006, and $1,876,000 in 2005 and is included in other operating expense.

Please read Schedule III for additional information.

Note 3 —	Investment in Unconsolidated Ventures

At year-end 2007, we had ownership interests ranging from 25 to 50 percent in 15 ventures that we account for using the equity method. Our two largest ventures at year-end 2007 are CL Realty and Temco, in both of which we own a 50 percent interest and Cousins Real Estate Corporation owns the other 50 percent interest. Information regarding CL Realty and Temco follows:

•	CL Realty, L.L.C. was formed in 2002 for the purpose of developing residential and mixed-use communities in Texas and across the southeastern United States. At year-end 2007, the venture had 15 residential and mixed-use communities, of which 10 are in Texas, 3 are in Florida, and 2 are in Georgia.

•	Temco Associates, LLC was formed in 1991 for the purpose of acquiring and developing residential real estate sites in Georgia. At year-end 2007, the venture had 5 residential and mixed-use communities, all of which are located in Georgia. The venture also owns approximately 6,100 acres of undeveloped land in Georgia.

Combined summarized balance sheet information for our ventures accounted for using the equity method follows:

	At Year-End 2007				At Year-End 2006
			Other				Other
	CL Realty	Temco	Ventures	Total	CL Realty	Temco	Ventures	Total
	(In thousands)

Real estate	$122,659	$59,992	$75,061	$257,712	$113,289	$58,273	$44,666	$216,228
Total assets	124,419	63,481	125,323	313,223	117,779	65,765	99,523	283,067
Borrowings, principally non-recourse(a)	6,350	3,397	62,888	72,635	5,357	3,745	56,407	65,509
Total liabilities	9,903	4,437	82,565	96,905	9,456	4,979	67,469	81,904
Equity	114,516	59,044	42,758	216,318	108,323	60,786	32,054	201,163
Our investment in real estate ventures
Our share of their equity(b)	57,258	29,522	22,590	109,370	54,162	30,393	13,919	98,474
Unrecognized deferred gain(c)	(7,069)	—	(614)	(7,683)	(7,416)	—	(614)	(8,030)

Investment in real estate ventures	$50,189	$29,522	$21,976	$101,687	$46,746	$30,393	$13,305	$90,444

FORESTAR REAL ESTATE GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Combined summarized income statement information for our ventures accounted for using the equity method follows:

	For the Year
	2007	2006	2005
	(In thousands)

Revenues:
CL Realty	$7,392	$51,367	$42,823
Temco	8,305	51,470	31,239
Other ventures	14,762	33,053	108,966

Total	$30,459	$135,890	$183,028

Earnings:
CL Realty	$3,400	$16,892	$11,362
Temco	258	16,986	8,566
Other ventures	(176)	(2,609)	72,698

Total	$3,482	$31,269	$92,626

Our equity in their earnings:
CL Realty(c)(d)	$1,700	$8,431	$5,681
Temco(d)	129	8,493	4,283
Other ventures(b)	1,557	1,538	5,730
Recognition of deferred gain(c)	346	909	1,486

Total	$3,732	$19,371	$17,180

(a)	Includes current maturities of debt of $36,337,000 in 2007 and $12,375,000 in 2006.

(b)	Our share of the equity in other ventures reflects our ownership interests ranging from 25 to 50 percent, excluding venture losses that exceed our investment where we are not obligated to fund those losses. Our equity in earnings of partnerships in 2005 included a number of partnerships in which we owned a five to ten percent interest. Our investments in these partnerships were liquidated prior to year-end 2005. At year-end 2007 and 2006, we have no real estate ventures that are accounted for using the cost method.
(c)	In 2003, we contributed real estate with a $13,800,000 carrying value to CL Realty in exchange for $13,800,000 cash and a 50 percent interest in the partnership. We deferred the $14,587,000 gain on the sale and are recognizing it as the partnership sells the real estate to third parties. The deferred gain is reflected as an offset to our investment in unconsolidated ventures.
(d)	Beginning in 2006, we eliminated our historic one-month lag in accounting for our investment in CL Realty and Temco as financial information became more readily available. The one-time effect of eliminating this one-month lag was to increase our equity in earnings for 2006 by $754,000 for CL Realty and $350,000 for Temco.

In 2007, we invested $14,492,000 in these ventures and received $6,102,000 in distributions, in 2006, we invested $17,611,000 in these ventures and received $23,727,000 in distributions, and in 2005 we invested $29,612,000 and received $24,920,000 in distributions. Distributions include both return of investments and distributions of earnings.

We provide development services for some of these ventures for which we receive a fee. Fees for these services were $344,000 in 2007, $729,000 in 2006, and $1,126,000 in 2005 and are included in real estate revenues.

FORESTAR REAL ESTATE GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 —	Receivables

Receivables consists of:

	At Year-End
	2007	2006
	(In thousands)

Seller financing notes receivable, average interest rate of 7.8% in 2007 and 2006	$411	$1,729
Notes receivable, average interest rate of 9.6% in 2007 and 2006	1,314	1,755
Accrued interest and other	2,268	2,833

	$3,993	$6,317
Allowance for bad debts	(226)	(226)

	$3,767	$6,091

Seller financing notes receivable are generally secured by a deed of trust with a 10 percent down payment and mature through 2009. In November 2006, we ceased providing seller financing in connection with the sale of residential lots.

Notes receivable are funds advanced to potential venture partners and will be converted to an equity interest in a venture or collected. It is anticipated that these notes will be satisfied by year-end 2008.

Other receivables are miscellaneous operating receivables arising in the normal course of business. We expect to collect $1,200,000 in 2008.

Note 5 —	Timber

We have about 350,000 acres of timber on our undeveloped land, located primarily in Georgia. We capitalized reforestation expenditures of $411,000 in 2007, $1,409,000 in 2006, and $1,553,000 in 2005. The cost of timber cut was $3,881,000 in 2007, $3,441,000 in 2006, and $3,218,000 in 2005.

Note 6 —	Debt

Debt consists of:

	At Year-End
	2007	2006
	(In thousands)

Term loan facility — interest payable at LIBOR +4% (8.63% at year-end 2007), maturing in 2010	$175,000	$—
Secured promissory note — interest payable at 7.3%, maturing in 2008	16,431	16,978
Other indebtedness due through 2011 at variable interest rates based on prime (7.25% at year-end 2007) and at fixed interest rates ranging from 6.00% to 9.50% secured primarily by real estate including non-recourse debt of consolidated ventures	74,584	33,633

	$266,015	$50,611

Our senior credit facility and other debt agreements contain terms, conditions, and financial covenants customary for such agreements including minimum levels of interest coverage and limitations on leverage. At year-end 2007, we had complied with the terms, conditions, and financial covenants of these agreements.

Our senior credit facility provides for a $175,000,000 term loan and a $265,000,000 revolving line of credit. We may, upon notice to the lenders, request an increase in the credit facility to provide for a total of $500,000,000. In first quarter 2008, we increased our revolving line of credit to $290,000,000. The revolving line of credit includes a $100,000,000 sublimit available for letters of credit, and a $25,000,000 swing line sublimit. Total borrowings under our senior credit facility (including the face amount of letters of credit) may not exceed a borrowing base formula. Also, at the end of each quarter, we are required to have at least

FORESTAR REAL ESTATE GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$35,000,000 in available liquidity. At year-end 2007, we had $218,567,000 in unused borrowing capacity under our senior credit facility.

We may elect interest rates on our borrowings calculated by reference to either (a) the higher of a base rate or the federal funds effective rate plus 0.50%, plus a margin of 2.00%, or (b) LIBOR plus a margin of 4.00%. The senior credit facility matures December 1, 2010. The revolving line of credit may be prepaid at any time without penalty. The term loan may be prepaid at any time; however, repayment during the first 12 months requires a fee of 2.00% of the principal amount and repayment during the next six months requires a fee of 1.00% of the principal amount. There is no prepayment fee for the term loan after 18 months.

All borrowings under the credit facility are secured by (a) a pledge of approximately 250,000 acres of land, (b) assignments of current and future leases, rents and contracts, (c) a security interest in the primary operating account of Forestar (USA) Real Estate Group Inc., (d) pledge of the equity interests in current and future material operating subsidiaries or joint venture interests, or if such pledge is not permitted, a pledge of the right to distributions from such entities, and (e) negative pledge (without a mortgage) on all other wholly-owned assets. The credit facility provides for releases of real estate provided that borrowing base compliance is maintained.

Our senior credit facility contains certain affirmative and negative covenants that are usual and customary for similar facilities, including limitations on indebtedness, acquisitions and divestitures, and distributions. The senior credit facility also contains certain financial covenants that are usual and customary for similar facilities, including, a minimum interest coverage ratio (EBITDA to interest incurred), a minimum ratio of total revenues to capital expenditures, a maximum leverage ratio (funded debt to adjusted asset value as defined in the agreement), a minimum liquidity requirement, and a minimum tangible net worth requirement.

In 2007, we incurred origination and other fees related to our credit facility, $9,871,000 of which is unamortized and is included in other assets. Amortization of deferred financing fees in connection with our senior credit facility was $139,000 in 2007, none in 2006 and none in 2005.

At year-end 2007, commercial operating properties having a book value of $22,189,000 were subject to liens in connection with $16,431,000 of debt, and entitled, developed and under development land having a book value of $157,834,000 was subject to liens in connection with $74,584,000 of debt. Please read Schedule III for additional information.

Maturities of our debt during the next five years are: 2008 — $57,960,000; 2009 — $18,485,000; 2010 — $181,706,000; 2011 — $7,864,000; 2012 — $0; and thereafter — $0.

Note 7 —	Fair Value of Financial Instruments

The carrying values of financial assets and liabilities, including cash, receivables, and accounts payable at year-end 2007 and 2006 approximate fair values because of the short maturity of these instruments. The carrying amount of notes receivable and notes payable approximates fair value at year-end 2007 and 2006 since the notes are at floating rates or fixed rates, which approximate current market rates for notes with similar risks and maturities.

FORESTAR REAL ESTATE GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 —	Earnings Per Share

We computed earnings per share for the year 2007 by dividing net income by the number of our shares of common stock distributed by Temple-Inland as follows:

(In thousands,
except per share)

Net income	$24,795
Weighted average shares outstanding — basic and diluted	35,380

Earnings per common share — basic and diluted	$0.70

Weighted average shares outstanding represent the number of shares of common stock outstanding at year-end 2007 because all our common stock was held by Temple-Inland prior to spin-off. There was only one day after our spin-off that our stock was outstanding during fiscal year 2007, so weighted average shares outstanding is equal to the number of shares outstanding at year-end 2007.

Our directors and certain employees have share-based compensation awards including cash-settled awards, restricted stock, stock-settled units, and options on our stock. Those awards are described more fully in Note 13. Additionally, directors and key employees of Temple-Inland and Guaranty also hold similar awards as a result of conversion of Temple-Inland awards outstanding at the date of distribution of our stock. We do not recognize share-based compensation expense for vesting of the awards of Temple-Inland or Guaranty directors or employees. However, upon vesting of stock-settled units or exercise by a Temple-Inland or Guaranty award holder of an option on our stock, we issue shares of our stock. Upon issuance, the resulting shares have a dilutive effect on our basic earnings per common share. Additionally, outstanding options have a dilutive effective on our diluted earnings per share. Because these awards on our stock, and those held by our employees as discussed in Note 13, were not outstanding until the Temple-Inland awards were converted to awards in our stock on December 28, 2007, they had no effect on our diluted earnings per share in 2007. Outstanding option awards will be included in our determination of diluted earnings per share in future years. Had we included the outstanding option awards in our calculations for 2007, proforma (unaudited) diluted earnings per share would have been $0.69.

At year-end 2007, Temple-Inland and Guaranty directors and employees held 211,000 stock-settled units on our stock. The following information summarizes outstanding stock option awards on our stock held by Temple-Inland and Guaranty directors and employees at year-end 2007:

			Weighted	Aggregate
		Weighted	Average	Intrinsic Value
		Average	Remaining	(Current Value
		Exercise Price	Contractual	Less Exercise
	Shares	per Share	Term	Price)
	(In thousands)		(In years)	(In thousands)

Outstanding	1,894	$11.41	6	$21,190
Exercisable	1,103	11.55	4	12,860

FORESTAR REAL ESTATE GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 —	Income Taxes

Income tax expense consists of:

	For the Year
	2007	2006	2005
	(In thousands)

Current tax provision:
U.S. Federal	$(28,782)	$(29,954)	$(16,327)
State and other	(3,133)	(4,928)	(2,954)

	(31,915)	(34,882)	(19,281)

Deferred tax provision:
U.S. Federal	16,509	3,708	(1,416)
State and other	1,497	1,204	(162)

	18,006	4,912	(1,578)

Income tax expense	$(13,909)	$(29,970)	$(20,859)

In 2006, Texas enacted a margin tax to replace the franchise tax, which for us results in a lower overall Texas tax rate. As a result, in 2006 we recognized a one-time, non-cash benefit of $780,000 related to the reduction of previously provided deferred state income taxes.

In 2006, the Internal Revenue Service completed the examinations of Temple-Inland’s tax returns through 2003.

A reconciliation of the federal statutory rate to the effective income tax rate on continuing operations follows:

	For the Year
	2007	2006	2005

Federal statutory rate	35%	35%	35%
State, net of federal benefit	3	3	3
Other	(2)	(1)	(1)

Effective tax rate	36%	37%	37%

Significant components of deferred taxes are:

	At Year-End
	2007	2006
	(In thousands)

Deferred Tax Assets:
Real estate	$34,735	$14,737
Employee benefits	1,141	829
Accruals not deductible until paid	840	409

Gross deferred tax assets	36,716	15,975
Deferred Tax Liabilities:
Undeveloped land	(24,123)	(23,974)
Timber	(6,153)	(6,439)
Other	(1,334)	—

Gross deferred tax liabilities	(31,610)	(30,413)

Net Deferred Tax Asset (Liability)	$5,106	$(14,438)

FORESTAR REAL ESTATE GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We, or Temple-Inland prior to our spin-off, file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2004.

Note 10 —	Litigation and Environmental Contingencies

We are involved in various legal proceedings that arise from time to time in the ordinary course of doing business and believe that adequate reserves have been established for any probable losses.

Liabilities in connection with environmental remediation arise from time to time in the ordinary course of doing business and we believe we have established adequate reserves for any probable losses. We own approximately 285 acres in several parcels in or near Antioch, California, portions of which were sites of a Temple-Inland paper manufacturing operation and related support facilities that need remediation. We estimate the cost we will likely incur to complete remediation activities will be about $5,790,000, which is included in other accrued expenses at year-end 2007.

We do not believe that the outcome of any of these proceedings or matters should have a significant adverse effect on our financial position, long-term results of operations or cash flows. It is possible, however, that charges related to these matters could be significant to our results or cash flows in any one accounting period.

Note 11 —	Commitments and Other Contingencies

We lease timberland, facilities, and equipment under operating lease agreements. Future minimum rental commitments under non-cancelable operating leases having a remaining term in excess of one year are: 2008 — $1,570,000; 2009 — $1,180,000; 2010 — $800,000; 2011 — $720,000; 2012 — $580,000; and thereafter — $8,047,000. Rent expense on timberland was $428,000 in 2007, $414,000 in 2006, and $392,000 in 2005. Other rent expense was $536,000 in 2007, $445,000 in 2006, and $328,000 in 2005.

We have a commitment to support third-party construction and ownership of a resort hotel, spa and golf facilities at our Cibolo Canyons mixed-use development near San Antonio, Texas. At year-end 2007, our unfunded commitment was $29,625,000, of which $19,625,000 is expected to be funded in 2008 and the remainder in 2009-10.

In connection with our unconsolidated venture operations, we have provided performance bonds and letters of credit aggregating $3,344,000 at year-end 2007. Generally these performance bonds and letters of credit would be drawn on due to lack of specific performance by the ventures, such as failure to deliver streets and utilities in accordance with local codes and ordinances. In addition, we own a 25 percent interest in a venture to which all the members have committed to make additional proportionate capital contributions, our share of which is $11,911,000 at year-end 2007.

Temple-Inland has received a private letter ruling from the Internal Revenue Service that the spin-off qualifies for tax-free treatment under applicable sections of the Internal Revenue Code, and has also received an opinion of tax counsel that the spin-off so qualifies. However, if the spin-off fails to qualify for tax-free treatment, under the tax matters agreement between Temple-Inland and us we would generally be required to indemnify Temple-Inland against any tax resulting from the distribution of our shares of stock to the extent that such tax resulted from (1) an issuance of our equity securities, a redemption of our equity securities, or our involvement in other acquisitions of our equity securities, (2) other actions or failures to act by us, or (3) any of our representations or undertakings being incorrect or violated.

FORESTAR REAL ESTATE GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 —	Segment Information

We operate two business segments: real estate and natural resources. Real estate secures entitlements and develops infrastructure on our lands for single-family residential and mixed-use communities, and manages our undeveloped land and our commercial operating properties. Natural resources manages our mineral interests, timber, and recreational leases.

We evaluate performance based on segment earnings before unallocated items and income taxes. Segment earnings consist of operating income, equity in earnings of unconsolidated ventures, and minority interest expense in consolidated ventures. Unallocated items consist of general and administrative expense, share-based compensation, other non-operating income and expense, and interest expense. The accounting policies of the segments are the same as those described in the accounting policy note to the consolidated financial statements. Our revenues are derived from our U.S. operations and all of our assets are located in the U.S. No single customer accounts for more than 10 percent of our revenues.

			Items Not
	Real	Natural	Allocated to
	Estate	Resources	Segments(a)	Total
	(In thousands)

For the year or at year-end 2007:
Revenues	$142,729	$35,257	$—	$177,986
Depreciation and amortization	2,839	76	—	2,915
Equity in earnings of unconsolidated ventures	3,732	—	—	3,732
Income (loss) before taxes	39,507	26,531	(27,334)	38,704
Total assets	658,813	55,011	34,902	748,726
Investment in unconsolidated ventures	101,687	—	—	101,687
Capital expenditures(b)	2,788	410	—	3,198
For the year or at year-end 2006:
Revenues	$180,151	$45,409	$—	$225,560
Depreciation and amortization	2,298	57	—	2,355
Equity in earnings of unconsolidated ventures	19,371	—	—	19,371
Income (loss) before taxes	70,271	33,016	(21,473)	81,814
Total assets	546,911	59,414	13,849	620,174
Investment in unconsolidated ventures	90,444	—	—	90,444
Capital expenditures(b)	2,558	1,433	—	3,991
For the year or at year-end 2005:
Revenues	$118,121	$37,366	$—	$155,487
Depreciation and amortization	2,184	65	—	2,249
Equity in earnings of unconsolidated ventures	17,180	—	—	17,180
Income (loss) before taxes	46,418	24,850	(15,512)	55,756
Total assets	467,155	61,478	15,311	543,944
Investment in unconsolidated ventures	76,846	—	—	76,846
Capital expenditures(b)	63	1,553	—	1,616

(a)	Items not allocated to segments consists of:

	For the Year
	2007	2006	2005
	(In thousands)

Corporate general and administrative	$(11,119)	$(8,911)	$(5,818)
Expense allocation from Temple-Inland (see Note 16)	(6,294)	(5,137)	(3,295)
Share-based compensation allocation from Temple-Inland (see Note 13)	(1,397)	(1,275)	(443)
Interest expense	(9,229)	(6,229)	(6,439)
Other non-operating income	705	79	483

	$(27,334)	$(21,473)	$(15,512)

(b)	Consists of expenditures for property and equipment and reforestation.

FORESTAR REAL ESTATE GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 —	Share-Based Compensation

Prior to the spin-off, we participated in Temple-Inland’s share-based compensation plans, and as a result, certain of our employees received share-based compensation in the form of restricted or performance units, restricted stock, or options to purchase shares of Temple-Inland’s common stock. Concurrent with Temple-Inland’s distribution of our common stock, all outstanding Temple-Inland awards were adjusted into three separate awards: one related to Forestar common stock, one related to Guaranty common stock and one related to Temple-Inland common stock. This adjustment was made so that immediately following the adjustment the number of shares relating to each award and, for options, the per share option exercise price of the original Temple-Inland award, was proportionally allocated among Forestar, Guaranty and Temple-Inland awards based on relative per share trading prices of their common stock immediately prior to the distribution. All awards issued as part of this adjustment continue to be subject to their original vesting schedules.

After Temple-Inland’s distribution of our stock, our employees no longer participate in the Temple-Inland share-based compensation plans. We have a stock incentive plan which permits awards in various forms, including restricted stock and stock options. At year end 2007, the only awards outstanding were the awards resulting from the adjustments to the Temple-Inland awards.

The expense for the share-based compensation awards granted to our employees was allocated to us by Temple-Inland. We will recognize share-based compensation expense associated with future vesting of our employees’ awards in Forestar, Guaranty and Temple-Inland stock.

Information about outstanding awards to our employees follows:

Cash-settled awards

Cash-settled awards generally vest and are paid after three years from the date of grant or the attainment of defined performance goals, generally measured over a three-year period. A summary of cash-settled awards outstanding to our directors and employees at year-end 2007, following the adjustments described previously, follows:

		Aggregate
	Equivalent	Current
	Units	Value
	(In thousands)	(In thousands)

Awards on Forestar stock	40	$914
Awards on Guaranty stock	40	587
Awards on Temple-Inland stock	121	2,136

		$3,637

Of the $3,637,000 aggregate current value of awards to be settled in cash, we had recognized cumulative compensation expense of $1,480,000 through year-end 2007. There were no awards settled in cash in 2007, 2006 or 2005. The fair value at date of grant for cash-settled awards granted by Temple-Inland to our employees was $3,849,000 in 2007 and $1,995,000 in 2006. There were no vested cash awards to be settled at year-end 2007.

FORESTAR REAL ESTATE GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted stock

Restricted stock awards generally vest after three to six years, and provide for accelerated vesting upon retirement, death, disability, or if there is a change in control. Compensation costs are recognized ratably over the service period. There were no restricted stock awards granted in 2007. A summary of restricted stock awards outstanding to our employees at year-end 2007, following the adjustments described previously, follows:

		Aggregate
		Current
	Shares	Value
	(In thousands)	(In thousands)

Awards on Forestar stock	5	$113
Awards on Guaranty stock	5	72
Awards on Temple-Inland stock	16	282

		$467

There were no restricted stock awards that vested in 2007.

Stock options

Stock options have a ten-year term, generally become exercisable ratably over four years and provide for accelerated or continued vesting upon retirement, death, disability, or if there is a change in control. Options were granted with an exercise price equal to the market value of Temple-Inland common stock on the date of grant. A summary of stock option awards outstanding to our directors and employees at year-end 2007, following the adjustments described previously, follows:

			Weighted	Aggregate
		Weighted	Average	Intrinsic Value
		Average	Remaining	(Current Value
		Exercise Price	Contractual	Less Exercise
	Shares	per Share	Term	Price)
	(In thousands)		(In years)	(In thousands)

Outstanding on Forestar stock	89	$20.84	7	$156
Outstanding on Guaranty stock	89	13.37	7	100
Outstanding on Temple-Inland stock	266	16.61	7	263

				$519

Exercisable on Forestar stock	44	$14.50	5	$360
Exercisable on Guaranty stock	44	9.30	5	231
Exercisable on Temple-Inland stock	133	11.56	5	803

				$1,394

The intrinsic value of options exercised was $310,000 in 2007, $497,000 in 2006 and $286,000 in 2005. The aggregate fair value of stock options granted to our directors and employees by Temple-Inland was $2,565,000 in 2007, $2,176,000 in 2006 and $1,075,000 in 2005.

Temple-Inland estimated the fair value of the options granted using the Black-Scholes-Merton option-pricing model and the following assumptions:

	For the Year
	2007	2006	2005

Expected dividend yield	2.3%	2.4%	2.3%
Expected stock price volatility	22.8%	25.1%	28.2%
Risk-free interest rate	4.9%	4.4%	4.2%
Expected life of options in years	6	6	8
Weighted average estimated fair value of options granted	$12.47	$11.53	$11.13

FORESTAR REAL ESTATE GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The expected life of options was based on historical experience. The expected stock price volatility was based on historical prices of Temple-Inland common stock for a period corresponding to the expected life of the options with appropriate consideration given to current conditions and events. Historical data was used to estimate pre-vesting forfeitures stratified into two groups based on job level.

Share-based compensation expense

Pre-tax share-based compensation expense allocated to us by Temple-Inland consists of:

	For the Year
	2007	2006	2005
	(In thousands)

Cash-settled awards	$763	$635	$82
Restricted stock	142	224	194
Stock options	492	416	167

Pre-tax share-based compensation expense	$1,397	$1,275	$443

Pre-tax share-based compensation expense included in other operating and general and administrative expense follows:

	For the Year
	2007	2006	2005
	(In thousands)

General and administrative	$1,211	$1,096	$368
Other operating	186	179	75

	$1,397	$1,275	$443

The fair value of awards granted to retirement-eligible employees and expensed at the date of grant was $166,000 in 2007, all of which was related to stock options.

We did not capitalize any share-based compensation in 2007, 2006 or 2005.

Unrecognized share-based compensation for all awards not vested was $3,161,000 at year-end 2007. It is likely that this cost will be recognized as expense over the next three years.

Note 14 —	Pension and Postretirement Plans

Prior to the spin-off, we participated in Temple-Inland’s pension and postretirement plans, and as a result, certain of our employees are entitled to receive benefits under those plans. The pension and postretirement expense for our employees allocated to us by Temple-Inland was $218,000 in 2007, $716,000 in 2006, and $946,000 in 2005.

Subsequent to the spin-off, our employees no longer participate in the Temple-Inland post-retirement plans, and as a result, will not accrue any additional benefits. The liability for their benefits as of the spin-off date has been retained by Temple-Inland.

FORESTAR REAL ESTATE GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15 —	Summary of Quarterly Results of Operations (Unaudited)

Summarized quarterly financial results for 2007 and 2006 follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands)

2007
Total revenues	$34,432	$56,309	$51,632	$35,613
Operating income	2,602	26,404	16,370	3,891
Equity in earnings of unconsolidated ventures	1,523	1,454	1,333	(578)
Income before taxes	1,043	22,781	14,816	64
Net income	660	14,433	9,596	106
2006
Total revenues	$60,107	$54,545	$68,796	$42,112
Operating income	25,997	15,095	19,038	11,694
Equity in earnings of unconsolidated ventures	10,154	3,538	1,850	3,829
Income before taxes	33,994	17,044	18,067	12,709
Net income	21,213	11,418	11,278	7,935

Note 16 —	Transactions with Temple-Inland

Prior to the spin-off, we reimbursed Temple-Inland for expenses incurred on our behalf and allocated to us. Additional allocated expenses incurred by Temple-Inland but not directly attributable to us were allocated to us and recognized as expense with a corresponding increase to Temple-Inland’s investment, net of tax. Please read Note 1 for additional information.

A summary of allocated expenses from Temple-Inland follows:

	For the Year
	2007	2006	2005
	(In thousands)

Legal, human resources and other administrative costs	$2,842	$2,178	$1,986
Variable compensation	883	1,146	372
Accounting and finance	1,425	954	785
Information technology support	935	664	33
Internal audit, governance and other	209	195	119

	6,294	5,137	3,295
Share-based compensation	1,397	1,275	443
Pension and postretirement	218	716	946

	$7,909	$7,128	$4,684

Prior to the spin-off, we paid income taxes to Temple-Inland as if we filed a separate income tax return. Please read Note 9 for additional information. In addition, rent paid to a former subsidiary of Temple-Inland was $190,000 in 2007, $178,000 in 2006, and $151,000 in 2005.

We own an undivided 15 percent interest in corporate aircraft contributed to us by Temple-Inland at spin-off. Under the terms of the joint ownership agreement, we pay 15 percent of the fixed costs associated with ownership of the aircraft and pay our portion of the variable costs based on our usage. The agreement has a two-year term at which time it can be renewed or terminated. At year-end 2007, the carrying value of the aircraft of $5,686,000 is included in other assets.

FORESTAR REAL ESTATE GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Natural resources and other revenues include sales of timber to Temple-Inland of $12,167,000 in 2007, $8,867,000 in 2006, and $9,615,000 in 2005. Cost of natural resources and other includes cost of timber sold to Temple-Inland of $3,241,000 in 2007, $2,140,000 in 2006, and $2,001,000 in 2005.

Temple-Inland Credit Facility

In 2006, we established a credit facility with Temple-Inland. Under this facility, when we required funds we borrowed and when we had excess funds we used them to repay amounts borrowed. In 2006, the average daily balance was $84,313,000, the maximum month-end balance was $110,506,000, the weighted average interest rate on borrowing was 4.46 percent, and the related interest expense was $3,758,000.

A summary of the activity in the Temple-Inland credit facility follows:

	For the Year
	2007	2006
	(In thousands)

Beginning balance	$110,506	$12,829
Additions	131,150	186,777
Repayments	(241,656)	(89,100)

Ending balance	$—	$110,506

Additions to the Temple-Inland credit facility consisted of acquisition and development costs, venture contributions, and other operating, general and administrative expenses, and income taxes. Repayments to the Temple-Inland credit facility were made when our daily sources of funds from operations exceeded our uses of funds. The Temple-Inland credit facility was repaid in full prior to our separation.

Note 17 —	Supplemental Oil and Gas Disclosures (Unaudited)

We lease our oil and gas mineral interests, principally those in Louisiana and Texas, to third party oil and gas exploration and production entities for the exploration and production of oil and gas.

Mineral interest acquisition costs were immaterial and we incurred no exploration or development costs in 2007, 2006 and 2005. The unamortized costs of our oil and gas mineral interests were not material at year-end 2007 and 2006.

Our royalty revenues were allocated to us by Temple-Inland. They are contractually defined and based on a percentage of production and are received in cash. Our royalty revenues fluctuate based on changes in the market prices for oil and gas and other factors affecting the third party oil and gas exploration and production entities including the cost of development and production.

Information about the results of operations of our oil and gas mineral interests follows:

	For the Year
	2007	2006	2005
	(In thousands)

Royalty revenues	$13,114	$17,381	$15,767
Production costs	—	—	—
Exploration expenses	—	—	—
Depreciation, depletion, amortization and valuation provisions	—	—	—
Administrative expenses	(2,237)	(1,675)	(1,420)
Income tax expenses	(3,327)	(5,029)	(4,601)

Results of operations	$7,550	$10,677	$9,746

FORESTAR REAL ESTATE GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other lease revenues, principally bonus and delay rentals, were $7,704,000 in 2007, $10,599,000 in 2006 and $5,282,000 in 2005.

Estimates of oil and gas reserve information related to our royalty interests are unknown to us. We do not make such estimates and our lessees do not make this information available to us. Our approximate share of oil and gas produced related to our royalty interests follows:

	For the Year
	2007	2006	2005

Oil (barrels)	95,000	126,000	113,000
Gas (thousands of cubic feet (Mcf))	967,000	1,212,000	1,522,000

Forestar Real Estate Group Inc.

Schedule III — Consolidated Real Estate and Accumulated Depreciation

Year-End 2007
(In thousands)

				Costs Capitalized
				Subsequent to Acquisition
		Initial Cost to Company		Improvements		Gross Amount Carried at End of Period
			Buildings &	Less Cost of	Carrying	Land & Land	Buildings &		Accumulated	Date of	Date
Description	Encumbrances	Land	Improvements	Sales and Other	Costs(a)	Improvements	Improvements	Total	Depreciation	Construction	Acquired

Entitled, Developed, and Under Development Projects:
CALIFORNIA
Contra Costa County
San Joaquin River		$12,225	$279	$(3,715)		$8,510	$279	$8,789
COLORADO
Douglas County
Pinery West	$5,201	7,308		926		8,234		8,234		2006	2006
Weld County
Buffalo Highlands		3,001		427		3,428		3,428		2006	2005
Johnstown Farms		2,749		8,851	$188	11,788		11,788		2002	2002
Stonebraker		3,878		1,046		4,924		4,924		2005	2005
GEORGIA
Coweta County
Fox Hall		166		3,592		3,758		3,758		2007
Bartow County
Towne West		936		735		1,671		1,671		2007
TEXAS
Bastrop County
Hunter’s Crossing		3,613		8,446	311	12,370		12,370		2001	2001
The Colony	1,036	6,728	427	12,882	160	19,770	427	20,197		1999	1999
Bexar County
Cibolo Canyons		25,568		37,886	226	63,680		63,680		2004	1986
Burnet County
Double Horn Creek		2,087		401	45	2,533		2,533		1999	1999
Calhoun County
Caracol	10,527	8,603		7,911		16,514		16,514		2006	2006
Harbor Mist		2,822		526		3,348		3,348			2007
Collin County
Light Farms	16,824	30,103		4,501		34,604		34,604		2007	2007
Maxwell Creek		9,904		1,177	332	11,413		11,413		2000	2000
The Gables at North Hill		2,160		(463)	63	1,760		1,760		2004	2001
Timber Creek	3,431	7,282		211		7,493		7,493		2007	2007
Comal County
Oak Creek Estates		1,921		4,185	143	6,249		6,249		2006	2005
Dallas County
Stoney Creek	11,390	18,600		(20)		18,580		18,580		2007	2007

Forestar Real Estate Group Inc.

Schedule III — Consolidated Real Estate and Accumulated Depreciation — (Continued)

				Costs Capitalized
				Subsequent to Acquisition
		Initial Cost to Company		Improvements		Gross Amount Carried at End of Period
			Buildings &	Less Cost of	Carrying	Land & Land	Buildings &		Accumulated	Date of	Date
Description	Encumbrances	Land	Improvements	Sales and Other	Costs(a)	Improvements	Improvements	Total	Depreciation	Construction	Acquired

Denton County
Lantana	19,034	31,451		9,156		40,607		40,607		2000	1999
The Preserve at Pecan Creek		5,855		2,627	313	8,795		8,795		2006	2005
Harris County
City Park	1,154	3,946		609	1,595	6,150		6,150		2002	2001
Hays County
Arrowhead Ranch		12,001		466		12,467		12,467			2007
Hood County
Harbor Lakes		3,514		5,142	312	8,968		8,968	$(517)	2000	1998
Nueces County
Tortuga Dunes		12,080		1,579		13,659		13,659			2006
Rockwall County
Caruth Lakes		1,624		6,361	100	8,085		8,085		1997	1996
Tarrant County
The Parks at Deer Creek		3,538		(1,294)	350	2,594		2,594		1999	1998
Travis County
Presidio at Judge’s Hill	4,787	1,500		5,563		7,063		7,063		2006	2006
The Ridge at Ribelin Ranch		23,751		(22,284)		1,467		1,467		2006	2006
Williamson County
Westside at Buttercup Creek		13,149		(5,351)	186	7,984		7,984		1993	1993
Chandler Road Properties		3,552		(2,137)		1,415		1,415		2004	2004
La Conterra		4,024		1,682	3	5,709		5,709			2006
MISSOURI
Clay County
Somerbrook		3,061		(233)	13	2,841		2,841		2003	2001
TENNESSEE
Davidson County
Young’s Lane	1,200	2,051		50		2,101		2,101			2007
UTAH
Weber County
Fort Bingham Estates		3,284		(11)	88	3,361		3,361		2003	1998
Other		33,681		(23,090)	3,303	13,894	—	13,894	—

Total Entitled, Developed, and
Under Development Projects	$74,584	$311,716	$706	$68,340	$7,731	$387,787	$706	$388,493	$(517)

Forestar Real Estate Group Inc.

Schedule III — Consolidated Real Estate and Accumulated Depreciation

				Costs Capitalized
				Subsequent to Acquisition
		Initial Cost to Company		Improvements		Gross Amount Carried at End of Period
			Buildings &	Less Cost of	Carrying	Land & Land	Buildings &		Accumulated	Date of	Date
Description	Encumbrances	Land	Improvements	Sales and Other	Costs(a)	Improvements	Improvements	Total	Depreciation	Construction	Acquired

Undeveloped Land:
ALABAMA
Cherokee County
Undeveloped Land		$7,193		$18		$7,211		$7,211
Cleburne County
Undeveloped Land		5,594		16		5,610		5,610
CALIFORNIA
Los Angeles County
Land In Entitlement Process		3,219		3,851		7,070		7,070			1997
GEORGIA
Banks County
Undeveloped Land		2,383		33		2,416		2,416
Bartow County
Undeveloped Land		5,585		86		5,671		5,671
Carroll County
Undeveloped Land		8,417		107		8,524		8,524
Land In Entitlement Process		9,308		2,086		11,394		11,394
Chattooga County
Undeveloped Land		4,472		24		4,496		4,496
Cherokee County
Undeveloped Land		3,835		131		3,966		3,966
Land In Entitlement Process		2,472		364		2,836		2,836
Coweta County
Undeveloped Land		2,742		264		3,006		3,006
Land In Entitlement Process		2,990		1,072		4,062		4,062
Dawson County
Undeveloped Land		2,784		26		2,810		2,810
Land In Entitlement Process		702		713		1,415		1,415
Elbert County
Undeveloped Land		1,629		5		1,634		1,634
Floyd County
Undeveloped Land		3,935		38		3,973		3,973

Forestar Real Estate Group Inc.

Schedule III — Consolidated Real Estate and Accumulated Depreciation — (Continued)

				Costs Capitalized
				Subsequent to Acquisition
		Initial Cost to Company		Improvements		Gross Amount Carried at End of Period
			Buildings &	Less Cost of	Carrying	Land & Land	Buildings &		Accumulated	Date of	Date
Description	Encumbrances	Land	Improvements	Sales and Other	Costs(a)	Improvements	Improvements	Total	Depreciation	Construction	Acquired

Gilmer County
Undeveloped Land		3,058		20		3,078		3,078
Gordon County
Undeveloped Land		3,339		18		3,357		3,357
Hall County
Undeveloped Land		906		19		925		925
Haralson County
Undeveloped Land		8,100		190		8,290		8,290
Land In Entitlement Process		195		74		269		269
Heard County
Undeveloped Land		10,970		108		11,078		11,078
Jackson County
Undeveloped Land		996		70		1,066		1,066
Land In Entitlement Process		491		68		559		559
Lumpkin County
Undeveloped Land		3,120		4		3,124		3,124
Meriwether County
Undeveloped Land		1,874		35		1,909		1,909
Pickens County
Undeveloped Land		3,590		81		3,671		3,671
Land In Entitlement Process		298		187		485		485
Polk County
Undeveloped Land		4,807		28		4,835		4,835
Troup County
Undeveloped Land		5,122		623		5,745		5,745
TEXAS
Anderson County
Undeveloped Land		821				821		821

Forestar Real Estate Group Inc.

Schedule III — Consolidated Real Estate and Accumulated Depreciation — (Continued)

				Costs Capitalized
				Subsequent to Acquisition
		Initial Cost to Company		Improvements		Gross Amount Carried at End of Period
			Buildings &	Less Cost of	Carrying	Land & Land	Buildings &		Accumulated	Date of	Date
Description	Encumbrances	Land	Improvements	Sales and Other	Costs(a)	Improvements	Improvements	Total	Depreciation	Construction	Acquired

Angelina County
Undeveloped Land		1,460				1,460		1,460
Houston County
Undeveloped Land		1,034				1,034		1,034
Montgomery County
Land in Entitlement Process		2,675		32		2,707		2,707			2007
Rusk County
Undeveloped Land		269				269		269
Sabine County
Undeveloped Land		508				508		508
San Augustine County
Undeveloped Land		1,720				1,720		1,720
Other
Undeveloped Land		6,907		259		7,166		7,166
Land In Entitlement Process		685		157		842		842

Total Undeveloped Land	$—	$130,205	$—	$10,807	$—	$141,012	$—	$141,012	$—

Commercial Operating Properties:
TEXAS
Travis County
Radisson Hotel & Suites	$16,431		$16,316	$25,894			$42,210	$42,210	$(20,021)
Hood County
Harbor Lakes Golf Club			1,269				1,269	1,269	(236)	2000	1999

Total Commercial Operating
Properties	$16,431	$—	$17,585	$25,894	$—	$—	$43,479	$43,479	$(20,257)

Total	$91,015	$441,921	$18,291	$105,041	$7,731	$528,799	$44,185	$572,984	$(20,774)

(a)	We do not capitalize carrying costs until development begins.

Forestar Real Estate Group Inc.

Schedule III — Consolidated Real Estate and Accumulated Depreciation

Reconciliation of real estate:

	2007	2006	2005
	(In thousands)

Balance at beginning of year	$468,724	$392,107	$383,798
Amounts capitalized	181,430	178,835	74,858
Amounts retired or adjusted	(77,170)	(102,218)	(66,549)

Balance at close of period	$572,984	$468,724	$392,107

Reconciliation of accumulated depreciation:

	2007	2006	2005
		(In thousands)

Balance at beginning of year	$(20,907)	$(18,957)	$(18,273)
Depreciation expense	(2,014)	(2,008)	(1,876)
Amounts retired or adjusted	2,147	58	1,192

Balance at close of period	$(20,774)	$(20,907)	$(18,957)