Form 10-Q
period 2008-03-31
Forestar Real Estate Group Inc.
filed 2008-05-08
CIK 1406587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                       to
Commission File Number: 001-33662
FORESTAR REAL ESTATE GROUP INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	26-1336998 (I.R.S. Employer Identification No.)
1300 MoPac Expressway South, Suite 3S, Austin, Texas 78746
(Address of Principal Executive Offices, Including Zip Code)
(512) 433-5200
(Registrant’s Telephone Number, Including Area Code)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          Yes ☑      No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☑	Smaller reporting company ☐

(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
          Yes ☐      No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding as of March 31, 2008

Common Stock, par value $1.00 per share	35,617,686

FORESTAR REAL ESTATE GROUP INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
FORESTAR REAL ESTATE GROUP INC.
Consolidated Balance Sheets

	(Unaudited) March 31,	December 29,
	2008	2007
	(In thousands
	except share data)
ASSETS
Cash and cash equivalents	$8,353	$7,520
Prepaid expense	3,099	2,267
Real estate	561,492	552,210
Investment in unconsolidated ventures	104,608	101,687
Receivables, net	4,830	3,767
Timber	53,842	54,593
Property and equipment, net	1,626	1,568
Deferred tax asset	5,280	5,106
Other assets	19,936	20,008

TOTAL ASSETS	$763,066	$748,726

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$7,782	$8,002
Accrued employee compensation and benefits	898	3,857
Accrued interest	1,362	896
Accrued property taxes	3,191	4,459
Other accrued expenses	12,364	15,318
Other liabilities	11,152	8,349
Debt	284,890	266,015

TOTAL LIABILITIES	321,639	306,896

MINORITY INTEREST IN CONSOLIDATED VENTURES	7,930	8,629

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share, 25,000,000 authorized shares, none issued	—	—
Common stock, par value $1.00 per share, 200,000,000 authorized shares, 35,697,001 and 35,380,385 issued at March 31, 2008 and December 29, 2007, respectively	35,697	35,380
Additional paid-in capital	375,395	373,026
Retained earnings	24,557	24,795
Treasury stock, at cost	(1,822)	—
Accumulated other comprehensive loss	(330)	—

TOTAL STOCKHOLDERS’ EQUITY	433,497	433,201

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$763,066	$748,726

Please read the notes to the consolidated financial statements.

FORESTAR REAL ESTATE GROUP INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2008	2007
	(In thousands
	except per share data)
REVENUES
Real estate sales	$22,790	$21,267
Commercial operating properties and other	5,653	6,299

Real estate	28,443	27,566
Mineral resources	6,268	3,854
Fiber resources and other	2,512	3,036

	37,223	34,456
EXPENSES
Cost of real estate sales	(13,507)	(12,664)
Cost of commercial operating properties and other	(3,865)	(3,948)
Cost of fiber resources and other	(546)	(1,379)
Other operating	(8,301)	(9,179)
General and administrative	(6,837)	(4,661)

	(33,056)	(31,831)

OPERATING INCOME	4,167	2,625
Equity in earnings of unconsolidated ventures	1,534	1,499
Minority interest in consolidated ventures	(500)	(1,434)
Interest expense	(5,666)	(1,707)
Other non-operating income	82	60

(LOSS) INCOME BEFORE TAXES	(383)	1,043
Income tax benefit (expense)	145	(382)

NET (LOSS) INCOME	$(238)	$661

NET (LOSS) INCOME PER COMMON SHARE — BASIC AND DILUTED	$(0.01)	$0.02

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — BASIC AND DILUTED	35,537	35,380

Please read the notes to the consolidated financial statements.

FORESTAR REAL ESTATE GROUP INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2008	2007
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(238)	$661
Adjustments:
Depreciation and amortization	1,793	644
Deferred income taxes	3	(140)
Equity in earnings of unconsolidated ventures	(1,534)	(1,499)
Distributions of earnings of unconsolidated ventures	784	—
Minority interest in consolidated ventures	472	1,434
Distributions to minority interests	(2,318)	(1,350)
Share-based compensation	2,681	858
Non-cash real estate cost of sales	12,852	12,223
Real estate development and acquisition expenditures	(20,583)	(59,067)
Reimbursements from utility or improvement districts	—	575
Other changes in real estate	(210)	(895)
Gain on termination of timber lease	(1,376)	—
Cost of timber cut	547	909
Asset impairments	—	1,500
Other	(556)	240
Changes in:
Receivables	26	712
Prepaid assets and other	(1,829)	(1,171)
Accounts payable and other accrued liabilities	(4,564)	(833)

Net cash used in operating activities	(14,050)	(45,199)
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, equipment, software and reforestation	(529)	(827)
Investment in unconsolidated ventures	(4,263)	(1,615)
Return of investment in unconsolidated ventures	2,650	2,089
Proceeds from sale of property and equipment	—	166

Net cash used in investing activities	(2,142)	(187)
CASH FLOWS FROM FINANCING ACTIVITIES:
Note payable to Temple-Inland, net	—	35,949
Payments of debt	(14,665)	(3,595)
Additions to debt	33,540	17,493
Dividends and other transfers to Temple-Inland	—	(1,929)
Deferred financing fees	(1,037)	—
Exercise of stock options	812	—
Payroll taxes on restricted stock and stock options	(1,816)	—
Tax benefit from share-based compensation	77	—
Other	114	158

Net cash provided by financing activities	17,025	48,076

Net increase in cash and cash equivalents	833	2,690
Cash and cash equivalents at beginning of period	7,520	10,350

Cash and cash equivalents at end of period	$8,353	$13,040

Please read the notes to the consolidated financial statements.

FORESTAR REAL ESTATE GROUP INC.
Notes to the Consolidated Financial Statements
(Unaudited)
Note 1 –   Background
          On December 28, 2007, Temple-Inland Inc. distributed 100% of the issued and outstanding shares of our common stock to the holders of record of Temple-Inland common stock. (Also on December 28, 2007, Temple-Inland distributed 100% of the issued and outstanding shares of Guaranty Financial Group, Inc., a wholly-owned subsidiary of Temple-Inland that operated Temple-Inland’s financial services business.) As a result of the spin-off, our financial statements prior to 2008 reflect the historical accounts of the real estate development, minerals and fiber operations contributed to us and have been derived from the historical financial statements and accounts of Temple-Inland. Beginning in fiscal year 2008, we changed our fiscal year from a 52/53 week fiscal year ending the Saturday closest to December 31 to a calendar year.
Note 2 –   Basis of Presentation
          Our consolidated financial statements are our primary financial statements and include all subsidiaries, ventures, and other entities in which we have a controlling interest and variable interest entities of which we are the primary beneficiary. We eliminate all material intercompany accounts and transactions. Minority interest in consolidated pass-through entities is recognized before income taxes. We account for our investment in other entities in which we have significant influence over operations and financial policies using the equity method (we recognize our share of the entities’ income or loss and any preferential returns and treat distributions as a reduction of our investment). We account for our investment in other entities in which we do not have significant influence over operations and financial policies using the cost method (we recognize as income only distribution of accumulated earnings).
          We prepared these unaudited interim financial statements in accordance with U.S. generally accepted accounting principles and Securities and Exchange Commission requirements for interim financial statements. As a result, they do not include all of the information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. However, in our opinion, all adjustments considered necessary for a fair presentation have been included. Such adjustments consist only of normal recurring items. We make estimates and assumptions about future events. Actual results can, and probably will, differ from those we currently estimate. Examples of significant estimates include those related to allocating costs to real estate and measuring assets for impairment. These interim operating results are not necessarily indicative of the results that may be expected for the entire year. For further information, please read the financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007.
Note 3 –   New Accounting Pronouncements
          Beginning January 2008, two new accounting pronouncements were effective:
•	Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements - This standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The adoption of this statement did not have a significant effect on our earnings or financial position.

•	SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - This standard permits the election of fair value as the initial and subsequent measurement method for many financial assets and liabilities. Subsequent changes in the fair value would be recognized in earnings as they occur. We did not elect the fair value option for any of our financial assets or liabilities.
          In addition, there are three new accounting pronouncements that we will be required to adopt in 2009. Based on our current understanding, we do not expect that adoption of any of these pronouncements will have a significant effect on our earnings or financial position.
•	SFAS No. 141(R), Business Combinations - This new standard requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at full fair value, and is effective for business combinations occurring after our year-end 2008. The new standard also changes the approach to determining the purchase price; the accounting for acquisition cost; and the accounting practices for acquired contingencies, restructuring costs, long-lived assets, share-based payment awards, indemnification costs, and tax benefits.

•	SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements - This new standard specifies that noncontrolling interest be reported as a part of equity, not as a liability or other item outside of equity, and is effective for our first quarter 2009.

•	SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - This new standard, which is effective for our first quarter 2009, requires enhanced disclosures about how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.
Note 4 –   Real Estate
          Real estate consists of:

	March 31,	December 29,
	2008	2007
	(In thousands)
Entitled, developed and under development land	$397,168	$388,493
Undeveloped land and land in the entitlement process	141,903	141,012
Commercial operating properties	43,595	43,479

	582,666	572,984
Accumulated depreciation	(21,174)	(20,774)

	$561,492	$552,210

          Included in entitled, developed and under development land are the estimated cost of assets we expect to convey to utility or improvement districts of $54,295,000 at first quarter-end 2008 and $40,843,000 at year-end 2007. These costs relate to water, sewer and other infrastructure assets for which the utility or improvement districts have agreed to reimburse us. We billed these districts $12,011,000 in first three months 2008 and $24,540,000 in first three months 2007.
          Depreciation expense, primarily related to commercial operating properties, was $400,000 in first three months 2008 and $507,000 in first three months 2007, and is included in other operating expense.

Note 5 –   Investment in Unconsolidated Ventures
          At first quarter-end 2008, we had ownership interests ranging from 25 to 50 percent in 15 ventures that we account for using the equity method. Our two largest ventures at first quarter-end 2008 are CL Realty and Temco, in both of which we own a 50 percent interest and Cousins Real Estate Corporation owns the other 50 percent interest. Information regarding CL Realty and Temco follows:
•	CL Realty, L.L.C. was formed in 2002 for the purpose of developing residential and mixed-use communities in Texas and across the southeastern United States. At first quarter-end 2008, the venture had 15 residential and mixed-use communities, of which 10 are in Texas, 3 are in Florida and 2 are in Georgia.

•	Temco Associates, LLC was formed in 1991 for the purpose of acquiring and developing residential real estate sites in Georgia. At first quarter-end 2008, the venture had 5 residential and mixed-use communities, all of which are located in Georgia. The venture also owns approximately 6,100 acres of undeveloped land in Georgia.
     Combined summarized balance sheet information for our ventures accounted for using the equity method follows:

	March 31, 2008				December 29, 2007
			Other				Other
	CL Realty	Temco	Ventures	Total	CL Realty	Temco	Ventures	Total
				(In thousands)
Real estate	$123,469	$60,471	$97,812	$281,752	$122,659	$59,992	$75,061	$257,712
Total assets	124,431	61,822	131,823	318,076	124,419	63,481	125,323	313,223
Borrowings, principally non-recourse(a)	6,378	3,349	57,811	67,538	6,350	3,397	62,888	72,635
Total liabilities	9,188	4,507	78,914	92,609	9,903	4,437	82,565	96,905
Equity	115,243	57,315	52,909	225,467	114,516	59,044	42,758	216,318
Our investment in real estate ventures
Our share of their equity(b)	57,621	28,644	26,026	112,291	57,258	29,522	22,590	109,370
Unrecognized deferred gain(c)	(7,069)	—	(614)	(7,683)	(7,069)	—	(614)	(7,683)

Investment in real estate ventures	$50,552	$28,644	$25,412	$104,608	$50,189	$29,522	$21,976	$101,687

     Combined summarized income statement information for our ventures accounted for using the equity method follows:

	Three Months Ended
	March 31,	March 31,
	2008	2007
	(In thousands)
Revenues:
CL Realty(d)	$3,085	$1,450
Temco	677	1,094
Other ventures	3,250	2,561

Total	$7,012	$5,105

Earnings:
CL Realty(d)	$2,313	$1,988
Temco	(279)	(42)
Other ventures	(261)	(193)

Total	$1,773	$1,753

Our equity in their earnings:
CL Realty(c)(d)	$1,143	$994
Temco	(141)	(21)
Other ventures(b)	532	359
Recognition of deferred gain(c)	—	167

Total	$1,534	$1,499

(a)	Includes current maturities of debt of $29,450,000 at first quarter-end 2008 and $36,337,000 at year-end 2007.

(b)	Our share of the equity in other ventures reflects our ownership interests ranging from 25 to 50 percent, excluding venture losses that exceed our investment where we are not obligated to fund those losses. We have no real estate ventures that are accounted for using the cost method.

(c)	In 2003, we contributed real estate with a $13,800,000 carrying value to CL Realty in exchange for $13,800,000 cash and a 50 percent interest in the partnership. We deferred the $14,587,000 gain and are recognizing it as the partnership sells the real estate to third parties. The deferred gain is reflected as an offset to our investment in unconsolidated ventures.

(d)	CL Realty revenues and earnings include $1,568,000 from leasing 241 net mineral acres to a third-party exploration and production company. Our share of earnings from this lease was $784,000 and is included in equity in earnings of unconsolidated ventures.
          During first three months 2008, we invested $4,263,000 in these ventures and received $3,434,000 in distributions. During first three months 2007, we invested $1,615,000 in these ventures and received $2,089,000 in distributions. Distributions include both return of investments and distributions of earnings.
Note 6 -  Debt
          Debt consists of:

	March 31,	December 29,
	2008	2007
	(In thousands)
Term loan facility – interest payable at LIBOR +4% (6.86% at March 31, 2008), maturing in 2010	$175,000	$175,000
Revolving loan facility – interest payable at LIBOR +4%, maturing in 2010	19,300	—
Secured promissory note – interest payable at 7.3%, maturing in 2008	16,288	16,431
Other indebtedness due through 2011 at variable interest rates based on prime (5.25% at March 31, 2008) and at fixed interest rates ranging from 6.00% to 9.50% secured primarily by real estate including non-recourse debt of consolidated ventures	74,302	74,584

	$284,890	$266,015

          Our senior credit facility and other debt agreements contain terms, conditions, and financial covenants customary for such agreements including minimum levels of interest coverage and limitations on leverage. At first quarter-end 2008, we had complied with the terms, conditions, and financial covenants of these agreements.
          Our senior credit facility provides for a $175,000,000 term loan and a $290,000,000 revolving line of credit. We may, upon notice to the lenders, request an increase in the credit facility to provide for a total of $500,000,000. The revolving line of credit includes a $100,000,000 sublimit available for letters of credit, and a $25,000,000 swing line sublimit. Total borrowings under our senior credit facility (including the face amount of letters of credit) may not exceed a borrowing base formula. At first quarter-end 2008, we had $208,743,000 in unused borrowing capacity under our senior credit facility, which is subject to a $35,000,000 minimum liquidity requirement at the end of each quarter resulting in a net unused borrowing capacity of $173,743,000.

          At first quarter-end 2008, unamortized origination and other fees related to our credit facility were $9,573,000, which are included in other assets. Amortization of deferred financing fees in connection with our senior credit facility was $855,000 for first three months 2008 and none for first three months 2007.
          At first quarter-end 2008, commercial operating properties having a book value of $21,936,000 were subject to liens in connection with $16,288,000 of debt, and entitled, developed and under development land principally in consolidated ventures and having a book value of $162,217,000 was subject to liens in connection with $74,302,000 of principally non-recourse debt.
Note 7 — Derivative Instruments
     We use interest rate agreements in the normal course of business to mitigate the risk inherent in interest rate fluctuations by entering into contracts with major U.S. securities firms. During first quarter 2008, we entered into an interest rate swap agreement that matures in 2010 for a total notional amount of $100,000,000.
     Under this swap agreement, we pay a fixed interest rate of 6.57 percent and receive a floating interest rate of one month LIBOR plus 4.00 percent (6.86% at first quarter-end 2008). At first quarter-end 2008, the fair value of this interest rate swap agreement was a $507,000 liability which is included in other liabilities. The interest rate swap agreement was designed to offset the cash flow variability of probable interest rate payments associated with our variable-rate debt. The hedged cash flows are the interest rate payments associated with the first $100,000,000 of our variable-rate borrowings. Our interest rate swap meets the conditions required for effectiveness under the variable cash flows methodology of SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities. The effectiveness of the hedge relationship will be periodically assessed by comparing the present value of the cumulative change in the expected future interest cash flows on the variable leg of the swap and the present value of the cumulative change in the expected future hedged cash flows.
Note 8 –   Contingencies
          We are involved in various legal proceedings that arise from time to time in the ordinary course of doing business and believe that adequate reserves have been established for any probable losses.
          Liabilities in connection with environmental remediation arise from time to time in the ordinary course of doing business and we believe we have established adequate reserves for any probable losses. We own approximately 285 acres in several parcels in or near Antioch, California, portions of which were sites of a Temple-Inland paper manufacturing operation and related support facilities that need remediation. We estimate the cost we will likely incur to complete remediation activities will be about $5,790,000, of which $771,000 was paid during first three months 2008. The remaining balance of $5,019,000 is included in other accrued expenses.
          We do not believe that the outcome of any of these proceedings or matters should have a significant adverse effect on our financial position, long-term results of operations or cash flows. It is possible, however, that circumstances beyond our control or significant subsequent developments could result in additional charges related to these matters that could be significant to our results or cash flows in any one accounting period.
Note 9 –   Other Comprehensive (Loss) Income
          Other comprehensive (loss) income is defined as the change in equity of a business enterprise during the period derived from non-owner sources. Our other comprehensive (loss) income consists of net (loss) income and the change in fair value of an interest rate swap agreement.
          Total other comprehensive (loss) income for first three months 2008 and 2007 consists of:

	Three Months Ended
	March 31,	March 31,
	2008	2007
	(In thousands)
Net (loss) income	$(238)	$661
Change in fair value of interest rate swap agreement, net	(330)	—

Other comprehensive (loss) income	$(568)	$661

Note 10 –   Net (Loss) Income per Share
          For first three months 2008, we computed basic and diluted net loss per share based upon the weighted average number of common shares outstanding during the period. For first three months 2007, we computed basic and diluted net income per share based upon the number of shares of our common stock distributed by Temple-Inland on December 28, 2007.
           At first quarter-end 2008, we did not include outstanding option awards or unvested restricted stock in our diluted weighted-average shares outstanding calculation because those items would have been anti-dilutive as a result of our net loss. We had 2,664,000 potentially dilutive awards at first quarter-end 2008.
          At first quarter-end 2008, Temple-Inland and Guaranty directors and employees held 83,000 stock-settled units on our stock. The following table summarizes outstanding stock option awards on our stock held by Temple-Inland and Guaranty directors and employees at first quarter-end 2008:

			Weighted	Aggregate
		Weighted	Average	Intrinsic Value
		Average	Remaining	(Current Value
		Exercise Price	Contractual	Less Exercise
	Shares	per Share	Term	Price)
	(In thousands)		(In years)	(In thousands)
Outstanding	1,833	$19.36	6	$12,644
Exercisable	1,400	$16.73	5	$12,334

Note 11 –   Segment Information
          In first quarter 2008, we changed our reportable segments to reflect our post-spin management of the assets and liabilities transferred to us from Temple-Inland. All prior period segment information has been reclassified to conform to the current presentation. We manage our operations through three business segments: real estate, mineral resources and fiber resources. Real estate secures entitlements and develops infrastructure on our lands for single-family residential and mixed-use communities, and manages our undeveloped land and our commercial operating properties. Mineral resources manages our mineral interests, and fiber resources manages our timber and recreational leases.
          We evaluate performance based on segment earnings before unallocated items and income taxes. Segment earnings consist of operating income, equity in earnings of unconsolidated ventures and minority interest expense in consolidated ventures. Unallocated items consist of general and administrative expense, share-based compensation, other non-operating income and expense and interest expense. All our revenues are derived from U.S. operations and all our assets are located in the U.S. No single customer accounts for more than ten percent of our revenues.

	Three Months Ended
	March 31,	March 31,
	2008	2007
	(In thousands)
Revenues:
Real estate	$28,443	$27,566
Mineral resources	6,268	3,854
Fiber resources	2,512	3,036

Total revenues	$37,223	$34,456
Segment earnings:
Real estate	$3,543	$3,736
Mineral resources	6,505	3,379
Fiber resources	2,840	345

Total segment earnings	12,888	7,460
Items not allocated to segments (a)	(13,271)	(6,417)

(Loss) income before taxes	$(383)	$1,043

(a)	Items not allocated to segments consist of:

	Three Months Ended
	March 31,	March 31,
	2008	2007
	(In thousands)
Corporate general and administrative	$(5,006)	$(3,912)
Share-based compensation	(2,681)	(858)
Interest expense	(5,666)	(1,707)
Other non-operating income	82	60

	$(13,271)	$(6,417)

	March 31,	December 29,
	2008	2007
	(In thousands)
Assets:
Real estate	$671,686	$658,813
Mineral resources	460	—
Fiber resources	54,251	55,011
Items not allocated to segments	36,669	34,902

Total assets	$763,066	$748,726

Note 12 –   Share-Based Compensation
Post-Spin Awards
          In February 2008, we granted awards under our 2007 Stock Incentive Plan. A summary of the awards follows.
      Cash-settled awards
          Cash-settled awards vest 50 percent after year one and 50 percent after year two from the date of grant and provide for accelerated vesting upon retirement, death, disability or if there is a change in control. We recognize compensation costs based upon the current vested value of outstanding awards, which are included in other liabilities. The following table summarizes the activity of awards granted under our plan for first three months 2008:

		Weighted	Aggregate
	Equivalent	Average Grant	Current
	Units	Date Fair Value	Value
	(In thousands)		(In thousands)
Non-vested as of December 29, 2007	—	$—
Granted	6	28.85
Vested	—	—
Forfeited	—	—

Non-vested as of March 31, 2008	6	$28.85	$137

      Equity-settled awards
          Equity-settled awards in the form of restricted stock units granted to our directors are fully vested at the time of grant and payable upon retirement. We recognize related compensation costs upon grant. The following table summarizes the activity of awards granted under our plan for first three months 2008:

		Weighted	Aggregate
	Equivalent	Average Grant	Current
	Units	Date Fair Value	Value
	(In thousands)		(In thousands)
Non-vested as of December 29, 2007	—	$—
Granted	33	28.85
Vested	(33)	28.85
Forfeited	—	—

Non-vested as of March 31, 2008	—	$—	$—

          The total fair value of awards vested during first three months of 2008 was $956,000, of which $206,000 are deferred director fees.
     Restricted stock
          Restricted stock awards vest after three years if we achieve a minimum one percent annualized return on assets over such three-year period. Compensation costs are recognized ratably over the service period. The following table summarizes the activity of awards granted under our plan for first three months 2008:

Weighted
	Restricted	Average Grant	Total
	Shares	Date Fair Value	Fair Value
	(In thousands)		(In thousands)
Non-vested as of December 29, 2007	—	$—
Granted	135	28.85
Vested	—	—	$—
Forfeited	—	—

Non-vested as of March 31, 2008	135	$28.85

     Stock options
          Stock options have a ten-year term, generally become exercisable ratably over three to four years and provide for accelerated or continued vesting upon retirement, death, disability or if there is a change in control. Options were granted with an exercise price equal to the market value of our stock on the date of grant. The following table summarizes the activity of awards granted under our plan for first three months 2008:

			Weighted	Aggregate
		Weighted	Average	Intrinsic Value
		Average	Remaining	(Current Value
	Options	Exercise Price	Contractual	Less Exercise
	Outstanding	per Share	Term	Price)
	(In thousands)		(In years)	(In thousands)
Balance as of December 29, 2007	—	$—	—	$—
Granted	624	28.85
Exercised	—	—
Forfeited	—	—

Balance as of March 31, 2008	624	$28.85	10	$—

Options Exercisable as of March 31, 2008	—	—	—	$—
          Stock options are valued based upon the Black-Scholes option pricing model. Awards granted in the first three months of 2008 were valued based upon the following assumptions:

Expected dividend yield	0.0%
Expected stock price volatility	31.0%
Risk-free interest rate	2.7%
Expected life of options in years	6
Weighted average estimated fair value of options granted	$10.22
          As we have limited historical experience as a stand alone company, we utilized other sources in determining our valuation assumptions. The expected life was based on the simplified method utilizing the midpoint between the vesting period and the contractual life of the awards. The expected stock price volatility was based on historical prices of our peers’ common stock for a period corresponding to the expected life of the options. Pre-vesting forfeitures are estimated based upon the pool of participants and their expected activity.
Pre-Spin Awards
          Prior to the spin-off, we participated in Temple-Inland’s share-based compensation plans, and as a result, certain of our directors and employees received share-based compensation in the form of restricted or performance stock units, restricted stock, or options to purchase shares of Temple-Inland’s common stock. Concurrent with Temple-Inland’s distribution of our common stock, all outstanding Temple-Inland awards were adjusted into three separate awards: one related to Forestar common stock, one related to Guaranty common stock and one related to Temple-Inland common stock.

          During 2007, the expense for share-based compensation awards granted to our employees under Temple-Inland’s plans was allocated to us by Temple-Inland. We continue to recognize share-based compensation expense over the remaining vesting period associated with our employees’ and directors’ awards in Forestar, Guaranty and Temple-Inland stock.
     Cash-settled awards
          Cash-settled awards generally vest and are paid after three years from the date of grant or the attainment of defined performance goals, generally measured over a three-year period. A summary of cash-settled awards outstanding to our directors and employees at first quarter-end 2008, following the adjustments described previously, follows:

		Aggregate
	Equivalent	Current
	Units	Value
	(In thousands)	(In thousands)
Awards on Forestar stock	38	$958
Awards on Guaranty stock	38	408
Awards on Temple-Inland stock	115	1,467

		$2,833

          During first three months 2008, there were no payments for cash-settled awards.
     Restricted stock
          Restricted stock awards generally vest after three to six years, and provide for accelerated vesting upon retirement, death, disability or if there is a change in control. Compensation costs are recognized ratably over the service period.
          All outstanding restricted stock awards at year-end 2007 vested during first quarter 2008. The total fair value of these awards was $474,000.
     Stock options
          Stock options have a ten-year term, generally become exercisable ratably over four years and provide for accelerated or continued vesting upon retirement, death, disability or if there is a change in control. Options were granted with an exercise price equal to the market value of Temple-Inland common stock on the date of grant. A summary of stock option awards outstanding to our directors and employees at first quarter-end 2008, following the adjustments described previously, follows:

			Weighted	Aggregate
		Weighted	Average	Intrinsic Value
		Average	Remaining	(Current Value
		Exercise Price	Contractual	Less Exercise
	Shares	per Share	Term	Price)
	(In thousands)		(In years)	(In thousands)
Outstanding on Forestar stock	86	$21.12	7	$485
Outstanding on Guaranty stock	86	13.55	7	97
Outstanding on Temple-Inland stock	256	16.84	7	314

				$896

Exercisable on Forestar stock	57	$17.50	6	$470
Exercisable on Guaranty stock	57	11.23	6	97
Exercisable on Temple-Inland stock	169	13.95	6	314

				$881

          The intrinsic value of options exercised during first three months 2008 was $128,000.

Share-Based Compensation Expense
          Pre-tax share-based compensation expense for post-spin and pre-spin awards consists of:

	Three Months Ended
	March 31,	March 31,
	2008	2007
	(In thousands)
Cash-settled awards	$140	$574
Equity-settled awards	750	—
Restricted stock	189	40
Stock options	1,602	244

	$2,681	$858

          Pre-tax share-based compensation expense included in general and administrative and other operating expense follows:

	Three Months Ended
	March 31,	March 31,
	2008	2007
	(In thousands)
General and administrative	$1,831	$749
Other operating	850	109

	$2,681	$858

          The fair value of awards granted to retirement-eligible employees and expensed at the date of grant was $1,321,000 in the first three months of 2008.
          Unrecognized share-based compensation for post-spin awards not vested was $8,699,000 at first quarter-end 2008. It is likely that this cost will be recognized as expense over the next four years. Unrecognized share-based compensation for pre-spin awards not vested was $2,241,000 at first quarter-end 2008. It is likely that this cost will be recognized as expense over the next three years.
          In connection with restricted stock vested and stock options exercised, we withheld shares having a value of $1,822,000 for payment of payroll taxes. These shares are accounted for as treasury stock. Payroll taxes on restricted stock and stock options is reflected in financing activities in our consolidated statement of cash flows.
          Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
          This Quarterly Report on Form 10-Q and other materials we have filed or may file with the Securities and Exchange Commission contain “forward-looking statements” within the meaning of the federal securities laws. These forward-looking statements are identified by their use of terms and phrases such as “believe,” “anticipate,” “could,” “estimate,” “likely,” “intend,” “may,” “plan,” “expect,” and similar expressions, including references to assumptions. These statements reflect our current views with respect to future events and are subject to risk and uncertainties. We note that a variety of factors and uncertainties could cause our actual results to differ significantly from the results discussed in the forward-looking statements. Factors and uncertainties that might cause such differences include, but are not limited to:
•	general economic, market or business conditions;

•	the opportunities (or lack thereof) that may be presented to us and that we may pursue;

•	future residential or commercial entitlements;

•	expected development timetables and projected timing for sales of lots or other parcels of land;

•	development approvals and the ability to obtain such approvals;

•	the anticipated price ranges of lots in our developments;

•	the number, price, and timing of land sales or acquisitions;

•	estimated land holdings for a particular use within a specified time frame;

•	absorption rates and expected gains on land and lot sales;

•	the levels of resale inventory in our development projects and the regions in which they are located;

•	the development of relationships with strategic partners;

•	the pace at which we release lots for sale;

•	fluctuations in costs and expenses;

•	demand for new housing, which can be affected by the availability of mortgage credit;

•	government energy policies;

•	competitive actions by other companies;

•	changes in laws or regulations and actions or restrictions of regulatory agencies;

•	the results of financing efforts, including our ability to obtain financing on favorable terms;

•	the ability to complete merger, acquisition or divestiture plans; regulatory or other limitations imposed as a result of a merger, acquisition or divestiture; and the success of the business following a merger, acquisition or divestiture; and

•	the final resolutions or outcomes with respect to our contingent and other corporate liabilities related to our business.
          Other factors, including the risk factors described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, may also cause actual results to differ materially from those projected by our forward-looking statements. New factors emerge from time to time and it is not possible for us to predict all such factors, nor can we assess the impact of any such factor on our business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.
          Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.
Introduction
          In first quarter 2008, we changed our reportable segments to reflect our post-spin management of the assets and liabilities transferred to us from Temple-Inland. All prior period segment information has been reclassified to conform to the current presentation. We manage our operations through three business segments:
•	Real estate,

•	Mineral resources, and

•	Fiber resources.
          Unless otherwise indicated, information is presented as of March 31, 2008, and references to acreage owned includes all acres owned by ventures regardless of our ownership interest in a venture.

Results of Operations for First Three Months 2008 and 2007
     Summary
          Our strategy is to maximize and grow long-term stockholder value through:
•	entitlement and development of real estate;

•	realization of value from natural resources; and

•	accelerated growth through strategic and disciplined investment in real estate.
          We manage our operations through three business segments: real estate, mineral resources and fiber resources. A summary of our consolidated results follows:

	Three Months Ended
	March 31,	March 31,
	2008	2007
	(In thousands)
Revenues:
Real estate	$28,443	$27,566
Mineral resources	6,268	3,854
Fiber resources	2,512	3,036

Total revenues	$37,223	$34,456

Segment earnings:
Real estate	$3,543	$3,736
Mineral resources	6,505	3,379
Fiber resources	2,840	345

Total segment earnings	12,888	7,460
Items not allocated to segments:
General and administrative	(5,006)	(3,912)
Share-based compensation	(2,681)	(858)
Interest expense	(5,666)	(1,707)
Other non-operating income	82	60

(Loss) income before taxes	(383)	1,043
Income tax benefit (expense)	145	(382)

Net (loss) income	$(238)	$661

          Significant aspects of our results of operations in first three months 2008 follow:

•	Mineral resources segment earnings increased as a result of leasing about 5,300 net mineral acres.

•	Fiber resources segment earnings increased principally as a result of gain from partial termination of a timber lease.

•	Interest expense increased as a result of higher debt levels and higher borrowing costs.

•	Share-based compensation increased primarily due to accelerated expense recognition in conjunction with awards granted to retirement-eligible employees in first quarter 2008.

•	General and administrative expenses increased as a result of costs associated with the continued development of corporate functions necessary as a stand alone company.

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
     Business Segments
          We operate three business segments:
•	Real estate,

•	Mineral resources, and

•	Fiber resources.
          We evaluate performance based on earnings before unallocated items and income taxes. Segment earnings consist of operating income and equity in earnings of unconsolidated ventures, less minority interest expense in consolidated ventures. Unallocated items consist of general and administrative expense, share-based compensation, other non-operating income and expense, and interest expense. The accounting policies of the segments are the same as those described in the accounting policy note to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007.
          Our operations are affected to varying degrees by supply and demand factors and economic conditions including changes in interest rates; new housing starts; availability of mortgage credit; real estate values; employment levels; market prices for oil, gas and timber; and the overall strength of the U.S. economy.
     Real Estate
          We own directly or through ventures about 372,000 acres of real estate located in ten states and 13 markets. Our real estate segment secures entitlements and develops infrastructure on our lands, primarily for single-family residential and mixed-use communities. We own approximately 303,000 acres in a broad area around Atlanta, Georgia, with the balance located primarily in Texas. We also actively invest in new projects principally in our strategic growth corridors, regions of accelerated growth across the southern half of the United States that possess key demographic and growth characteristics that we believe make them attractive for long-term real estate investment.
          A summary of our real estate results follows:

	Three Months Ended
	March 31,	March 31,
	2008	2007
	(In thousands)
Revenues	$28,443	$27,566
Costs and expenses	(25,150)	(23,895)

	3,293	3,671
Equity in earnings of unconsolidated ventures	750	1,499
Minority interest expense in consolidated ventures	(500)	(1,434)

Segment earnings	$3,543	$3,736

          Revenues and units sold consist of:

	Three Months Ended
	March 31,	March 31,
	2008	2007
	(In thousands,
	except lots and acres)
Residential real estate	$14,670	$16,186
Commercial real estate	1,863	3,590
Undeveloped land	6,257	1,491
Commercial operating properties	5,155	4,593
Other	498	1,706

Total revenues	$28,443	$27,566

Residential real estate – lots sold	324	294
Commercial real estate – acres sold	22	11
Undeveloped land – acres sold	1,349	268
          Residential real estate revenues consist of the sale of single-family lots to national, regional and local homebuilders. In first three months 2008, residential real estate revenues decreased principally as a result of the sale of 192 high density lots for a lower average sales price per lot compared to 2007.
          In first three months 2008, undeveloped land sales revenue increased as a result of selling 1,349 acres for an average sales price of $4,600 per acre. In first three months 2007, we sold 268 acres of undeveloped land for an average sales price of $5,600 per acre.
          Information about our real estate projects and our real estate ventures follows:

	Three Months Ended
	March 31,	March 31,
	2008	2007
Owned and consolidated ventures:
Entitled, developed and under development land
Number of projects	54	49
Residential lots remaining	19,985	19,881
Commercial acres remaining	1,385	1,277
Undeveloped land and land in the entitlement process
Number of projects	21	24
Acres in entitlement process	30,200	26,520
Acres sold (during the period)	1,349	268
Acres undeveloped	317,865	326,001
Ventures accounted for using the equity method:
Ventures’ lot sales (during the period)
Lots sold	64	191
Revenue per lot sold	$59,242	$56,975
Ventures’ entitled, developed and under development land
Number of projects	21	22
Residential lots remaining	9,319	10,099
Commercial acres remaining	697	731
Ventures’ undeveloped land and land in the entitlement process
Number of projects	2	2
Acres in entitlement process	870	860
Acres sold (during the period)	—	—
Acres undeveloped	6,127	6,384
     Mineral Resources
          We own directly or through ventures about 622,000 net acres of oil and gas mineral interests. Our mineral resources segment is focused on maximizing the value from royalties and other lease revenues from our oil and gas mineral interests located in Texas, Louisiana, Alabama and Georgia. These operations have historically required low capital investment, and we use the cash flow generated by our mineral interests to accelerate real estate value creation activities.

          A summary of our mineral resources results follows:

	Three Months Ended
	March 31,	March 31,
	2008	2007
	(In thousands)
Revenues	$6,268	$3,854
Costs and expenses	(547)	(475)
Equity in earnings of unconsolidated ventures	784	—

Segment earnings	$6,505	$3,379

          Equity in earnings of unconsolidated ventures for first three months 2008 includes our share of a lease bonus payment as a result of leasing 241 net mineral acres for $1,568,000.
          Revenues consist of:

	Three Months Ended
	March 31,	March 31,
	2008	2007
	(In thousands)
Royalties	$3,338	$3,231
Other lease revenues	2,930	623

Total revenues	$6,268	$3,854

          Other lease revenues for the first three months of 2008 includes a $2,021,000 lease bonus payment as a result of leasing approximately 5,100 net mineral acres. Royalties include our share of over 19,000 barrels of oil and approximately 256,000 thousand cubic feet (mcf) of natural gas production related to our royalty interests.
     Fiber Resources
          Our fiber resources segment principally focuses on the management of our timber holdings. We have about 347,000 acres of timber on our undeveloped land and land in the entitlement process and over 18,000 acres of timber under lease. We sell wood fiber from our land, primarily in Georgia, and lease land for hunting and other recreational uses.
          A summary of our fiber resources results follows:

	Three Months Ended
	March 31,	March 31,
	2008	2007
	(In thousands)
Revenues	$2,512	$3,036
Costs and expenses	(1,048)	(2,691)
Other operating income	1,376	—

Segment earnings	$2,840	$345

          Other operating income in the first three months of 2008 represents a gain from partial termination of a timber lease related to 409 acres of land sold from a venture.
          Revenues consist of:

	Three Months Ended
	March 31,	March 31,
	2008	2007
	(In thousands)
Timber	$2,037	$2,978
Recreational leases and other	475	58

Total revenues	$2,512	$3,036

          In first quarter 2008, we sold about 209,000 tons of fiber at an average price of $10 per ton, the majority of which was sold to Temple-Inland at market prices. In first quarter 2007, we sold about 280,000 tons of fiber at an average price of $11 per ton.

     Items Not Allocated to Segments
          The increase in interest expense was due to a higher average debt balance and higher borrowing costs.
          The increase in share-based compensation was principally a result of awards granted in the first quarter of 2008. In conjunction with these grants, we recognized accelerated expense for retirement eligible employees as well as immediate expense for fully vested awards to members of our board. The change was also due to an increase in the number of participants in our plan.
          The increase in general and administrative expenses in the first three months of 2008 was due to increased costs associated with our corporate functions now that we are a stand alone public company.
      Income Taxes
          Our effective tax rate was 38 percent in first three months 2008 and 37 percent in first three months 2007. We anticipate that our effective tax rate in 2008 will be about 38 percent.
Capital Resources and Liquidity
     Sources and Uses of Cash
          Our principal operating cash requirements are for the acquisition and development of real estate, either directly or indirectly through ventures, taxes, interest and compensation. Our principal sources of cash are proceeds from the sale of real estate and timber, the cash flow from minerals and commercial operating properties and borrowings. Operating cash flows are also affected by the timing of the payment of real estate development expenditures and the collection of proceeds from the eventual sale of the real estate, the timing of which can vary substantially depending on many factors including the size of the project, state and local permitting requirements and availability of utilities. Working capital is subject to operating needs, the timing of sales of real estate and timber, the timing of collection of mineral royalties or mineral lease payments, collection of receivables, reimbursement from utility or improvement districts and the payment of payables and expenses.
     Cash Flows from Operating Activities
          Cash flows from our real estate development activities are classified as operating cash flows. Cash flows related to minerals, timber and recreational leases are also classified as operating cash flows.
          In first three months 2008, net cash used in operating activities was $14,050,000. In first three months 2007, net cash used in operating activities was $45,199,000. In first quarter 2008, expenditures for real estate development and acquisitions exceeded non-cash cost of sales principally due to our continued development of existing real estate projects, principally in the major markets of Texas. In first quarter 2007, expenditures for real estate development and acquisitions significantly exceeded non-cash cost of sales due to the investment in three new real estate projects for $31,195,000.
     Cash Flows from Investing Activities
          Capital contributions to and capital distributions from unconsolidated ventures are classified as investing activities. In addition, expenditures related to reforestation activities in our fiber resources segment are classified as investing activities.
          In first three months 2008, net cash used in investing activities was $2,142,000 as capital contributions to our unconsolidated ventures exceeded our capital distributions. In first three months 2007, net cash used in investing activities was $187,000, as capital distributions from our unconsolidated ventures exceeded our capital contributions.
     Cash Flows from Financing Activities
          In first three months 2008, net cash provided by financing activities was $17,025,000. In first three months 2007, net cash provided by financing activities was $48,076,000. In first quarter 2008, the increase in our debt funded our expenditures for real estate development, principally in the major markets of Texas. In first quarter 2007, the increase in our debt and note payable to Temple-Inland funded our net expenditures for real estate development and acquisition.

     Liquidity, Contractual Obligations and Off-Balance Sheet Arrangements
          There have been no significant changes in our liquidity, contractual obligations and off-balance sheet arrangements since year-end 2007, except for an interest rate swap agreement entered into during first quarter 2008. This interest rate instrument expires in 2010 and is for a total notional amount of $100,000,000. It is non-exchange traded and is valued using third-party resources and models. At first quarter-end 2008, the fair value of our interest rate instrument was a $507,000 liability.
Statistical and Other Data
          A summary of our real estate projects in the entitlement process(a) at March 31, 2008 follows:

			Project
Project	County	Market	Acres(b)
California
Hidden Creek Estates	Los Angeles	Los Angeles	700
Terrace at Hidden Hills	Los Angeles	Los Angeles	30
Georgia
Ball Ground	Cherokee	Atlanta	500
Burt Creek	Dawson	Atlanta	970
Corinth Landing	Coweta	Atlanta	850
Coweta South Industrial Park	Coweta	Atlanta	150
Crossing	Coweta	Atlanta	230
Fincher Road	Cherokee	Atlanta	3,950
Fox Hall	Coweta	Atlanta	930
Garland Mountain	Cherokee/Bartow	Atlanta	350
Genesee	Coweta	Atlanta	720
Home Place	Coweta	Atlanta	1,510
Jackson Park	Jackson	Atlanta	690
Lithia Springs	Haralson	Atlanta	120
Mill Creek	Coweta	Atlanta	770
Serenity	Carroll	Atlanta	440
Waleska	Cherokee	Atlanta	150
Wolf Creek	Carroll/Douglas	Atlanta	12,230
Yellow Creek	Cherokee	Atlanta	1,060
Texas
Lake Houston	Harris/Liberty	Houston	3,700
San Jacinto	Montgomery	Houston	150
Entrada(c)	Travis	Austin	240
Woodlake Village(c)	Montgomery	Houston	630

Total			31,070

(a)	A project is deemed to be in the entitlement process when customary steps necessary for the preparation and submittal of an application, like conducting pre-application meetings or similar discussions with governmental officials, have commenced, or an application has been filed. Projects listed may have significant steps remaining, and there is no assurance that entitlements ultimately will be received.

(b)	Project acres, which are the total for the project regardless of our ownership interest, are approximate. The actual number of acres entitled may vary.

(c)	We own a 50 percent interest in these projects.

     A summary of activity within our projects in the development process, which includes entitled(a), developed and under development real estate projects, at March 31, 2008 follows:

					Residential Lots(c)		Commercial Acres(d)
					Lots Sold		Acres Sold
			Interest		Since	Lots	Since	Acres
Project	County	Market	Owned(b)		Inception	Remaining	Inception	Remaining
Projects we own
California
San Joaquin River	Contra Costa	Oakland	100%		—	—	—	285
Colorado
Buffalo Highlands	Weld	Denver	100%		—	164	—	—
Johnstown Farms	Weld	Denver	100%		115	493	—	10
Pinery West	Douglas	Denver	100%		—	—	—	115
Stonebraker	Weld	Denver	100%		—	603	—	13
Westlake Highlands	Jefferson	Denver	100%		—	21	—	—
Texas
Arrowhead Ranch	Hays	Austin	100%		—	232	—	5
Caruth Lakes	Rockwall	Dallas/Fort Worth	100%		245	404	—	—
Cibolo Canyons	Bexar	San Antonio	100%		483	1,264	64	81
Harbor Lakes	Hood	Dallas/Fort Worth	100%		198	251	—	14
Harbor Mist	Calhoun	Corpus Christi	100%		—	1,393	—	36
Hunter’s Crossing	Bastrop	Austin	100%		308	183	23	83
La Conterra	Williamson	Austin	100%		—	509	—	60
Maxwell Creek	Collin	Dallas/Fort Worth	100%		609	414	—	—
Oak Creek Estates	Comal	San Antonio	100%		—	648	13	—
The Colony	Bastrop	Austin	100%		388	1,037	22	50
The Gables at North Hill	Collin	Dallas/Fort Worth	100%		193	90	—	—
The Preserve at Pecan Creek	Denton	Dallas/Fort Worth	100%		163	656	—	9
The Ridge at Ribelin Ranch	Travis	Austin	100%		—	—	179	22
Westside at Buttercup Creek	Williamson	Austin	100%		1,254	274	66	—
Other projects (9)	Various	Various	100%		2,535	126	245	23
Georgia
Towne West	Bartow	Atlanta	100%		—	2,674	—	121
Other projects (10)	Various	Atlanta	100%		—	1,900	—	304
Missouri and Utah
Other projects (3)	Various	Various	100%		775	242	—	—

					7,266	13,578	612	1,231

Projects in entities we consolidate
Texas
City Park	Harris	Houston	75%		1,065	246	50	115
Lantana	Denton	Dallas/Fort Worth	55	%(e)	377	1,973	—	—
Light Farms	Collin	Dallas/Fort Worth	65%		—	2,501	—	—
Stoney Creek	Dallas	Dallas/Fort Worth	90%		36	718	—	—
Timber Creek	Collin	Dallas/Fort Worth	88%		—	654	—	—
Other projects (5)	Various	Various	Various		998	315	24	23
Tennessee
Youngs Lane	Davidson	Nashville	60%		—	—	—	16

					2,476	6,407	74	154

Total owned and consolidated					9,742	19,985	686	1,385

Projects in ventures that we account for using the equity method
Georgia
Seven Hills	Paulding	Atlanta	50%		629	451	26	—
The Georgian	Paulding	Atlanta	38%		287	1,098	—	—
Other projects (5)	Various	Atlanta	Various		1,845	186	3	—
Texas
Bar C Ranch	Tarrant	Dallas/Fort Worth	50%		176	1,005	—	—
Fannin Farms West	Tarrant	Dallas/Fort Worth	50%		242	201	—	—
Lantana	Denton	Dallas/Fort Worth	Various(e)		1,788	60	3	77
Long Meadow Farms	Fort Bend	Houston	19%		600	1,506	24	186
Southern Trails	Brazoria	Houston	40%		275	787	—	—
Stonewall Estates	Bexar	San Antonio	25%		114	138	—	—
Summer Creek Ranch	Tarrant	Dallas/Fort Worth	50%		794	1,694	—	374
Summer Lakes	Fort Bend	Houston	50%		294	850	48	3
Village Park	Collin	Dallas/Fort Worth	50%		335	234	—	5
Waterford Park	Fort Bend	Houston	50%		—	493	—	37
Other projects (2)	Various	Various	Various		285	244	—	15
Florida
Other projects (3)	Various	Tampa	Various		473	372	—	—

Total in ventures					8,137	9,319	104	697

Combined total					17,879	29,304	790	2,082

(a)	A project is deemed entitled when all major discretionary land-use approvals have been received. Some projects may require additional permits for development.

(b)	Interest owned reflects our net equity interest in the project, whether owned directly or indirectly. There are some projects that have multiple ownership structures within them. Accordingly, portions of these projects may appear as owned, consolidated, and/or accounted for on the equity method.

(c)	Lots are for the total project, regardless of our ownership interest.

(d)	Commercial acres are for the total project, regardless of our ownership interest, and are net developable acres, which may be fewer than the gross acres available in the project.

(e)	The Lantana project consists of a series of 21 partnerships in which our voting interests range from 25 percent to 55 percent. We account for eight of these partnerships using the equity method and we consolidate the remaining partnerships.
Accounting Policies
     Critical Accounting Policies and Estimates
          There were no changes in our critical accounting policies or estimates from those at year-end 2007.
      Recent Accounting Standards
          Please read Note 3 to the Unaudited Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
          The following table illustrates the estimated effect on our pre-tax income of immediate, parallel, and sustained shifts in interest rates for the next 12 months at first quarter-end 2008, with comparative year-end 2007 information. This estimate assumes that debt reductions from contractual payments will be replaced with short-term, variable-rate debt; however, that may not be the financing alternative we choose.

	March 31,	December 29,
Change in Interest Rates	2008	2007
	(In thousands)
+2%	$(3,155)	$(4,774)
+1%	(1,577)	(2,387)
-1%	1,577	2,387
-2%	3,155	4,774
          Our interest rate risk is principally related to our variable-rate debt. Interest rate changes impact earnings due to the resulting increase or decrease in the cost of our variable-rate debt. The interest rate sensitivity change from year-end 2007 is principally due to the exchange of variable-rate debt for fixed-rate debt resulting from our interest rate swap agreement with a $100,000,000 notional amount.
Foreign Currency Risk
          We have no exposure to foreign currency fluctuations.

Commodity Price Risk
          We have no significant exposure to commodity price fluctuations.
Item 4T. Controls and Procedures.
          (a) Disclosure Controls and Procedures
          At first quarter-end 2008, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2008, our disclosure controls and procedures were effective.
          (b) Changes in Internal Control over Financial Reporting
          There have been no changes in our internal control over financial reporting (as defined under Rule 13a-15(f) of the Exchange Act) that occurred during the first quarter 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
          We are involved directly or through ventures in various legal proceedings that arise from time to time in the ordinary course of doing business. We believe we have established adequate reserves for any probable losses and that the outcome of any of the proceedings should not have a material adverse effect on our financial position, long-term results of operations or cash flows. It is possible, however, that circumstances beyond our control or significant subsequent developments could result in additional charges related to these matters that could be significant to results of operations or cash flow in any single accounting period.
Item 1A. Risk Factors.
          There are no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
          None.
Item 3. Defaults Upon Senior Securities.
          None.
Item 4. Submission of Matters to a Vote of Security Holders.
          None.

Item 5. Other Information.
          None.
Item 6. Exhibits.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORESTAR REAL ESTATE GROUP INC.
Date: May 8, 2008	By:	/s/ Christopher L. Nines
Christopher L. Nines
Chief Financial Officer

	By:	/s/ Charles D. Jehl
Charles D. Jehl
Chief Accounting Officer