Form 10-Q
period 2008-06-30
Forestar Real Estate Group Inc.
filed 2008-08-07
CIK 1406587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________ to _________
Commission File Number: 001-33662
FORESTAR REAL ESTATE GROUP INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-1336998
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
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
          Yes ☑   No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
          Yes ☐   No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding as of
Title of Each Class	July 31, 2008
Common Stock, par value $1.00 per share	35,676,531

FORESTAR REAL ESTATE GROUP INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
FORESTAR REAL ESTATE GROUP INC.
Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 29,
	2008	2007
	(In thousands)
ASSETS
Cash and cash equivalents	$7,762	$7,520
Real estate	582,800	552,210
Investment in unconsolidated ventures	112,178	101,687
Timber	53,201	54,593
Receivables, net	4,439	3,767
Prepaid expense	2,421	2,267
Property and equipment, net	1,835	1,568
Deferred tax asset	8,193	5,106
Other assets	20,014	20,008

TOTAL ASSETS	$792,843	$748,726

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$8,288	$8,002
Accrued employee compensation and benefits	1,963	3,857
Accrued interest	1,250	896
Accrued property taxes	5,822	4,459
Other accrued expenses	15,023	15,318
Other liabilities	10,561	8,349
Debt	297,024	266,015

TOTAL LIABILITIES	339,931	306,896

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN CONSOLIDATED VENTURES	7,985	8,629

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share, 25,000,000 authorized shares, none issued	—	—
Common stock, par value $1.00 per share, 200,000,000 authorized shares, 35,707,632 issued at June 30, 2008 and 35,380,385 issued at December 29, 2007	35,708	35,380
Additional paid-in capital	376,240	373,026
Retained earnings	34,153	24,795
Accumulated other comprehensive income	664	—
Treasury stock, at cost, 85,801 shares at June 30, 2008	(1,838)	—

TOTAL STOCKHOLDERS’ EQUITY	444,927	433,201

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$792,843	$748,726

Please read the notes to the consolidated financial statements.

FORESTAR REAL ESTATE GROUP INC.
Consolidated Statements of Operations
(Unaudited)

	Second Quarter		First Six Months
	2008	2007	2008	2007
	(In thousands, except per share amounts)
REVENUES
Real estate sales	$17,061	$40,304	$39,851	$61,571
Commercial operating properties and other	7,057	7,013	12,710	13,312

Real estate	24,118	47,317	52,561	74,883
Mineral resources	24,386	5,186	30,654	9,040
Fiber resources and other	3,093	3,782	5,605	6,818

	51,597	56,285	88,820	90,741
EXPENSES
Cost of real estate sales	(8,479)	(13,708)	(21,986)	(26,372)
Cost of commercial operating properties and other	(4,564)	(4,862)	(8,429)	(8,810)
Cost of fiber resources and other	(925)	(443)	(1,471)	(1,822)
Other operating	(13,833)	(6,133)	(22,134)	(15,312)
General and administrative	(5,947)	(4,759)	(12,784)	(9,420)

	(33,748)	(29,905)	(66,804)	(61,736)

OPERATING INCOME	17,849	26,380	22,016	29,005
Equity in earnings of unconsolidated ventures	2,018	1,478	3,552	2,977
Minority interest in consolidated ventures	(530)	(2,595)	(1,030)	(4,029)
Interest expense	(5,002)	(2,534)	(10,668)	(4,241)
Other non-operating income	72	52	154	112

INCOME BEFORE TAXES	14,407	22,781	14,024	23,824
Income tax expense	(4,811)	(8,349)	(4,666)	(8,731)

NET INCOME	$9,596	$14,432	$9,358	$15,093

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	35,422	35,380	35,390	35,380
Diluted	36,117	35,380	36,098	35,380
NET INCOME PER COMMON SHARE
Basic	$0.27	$0.41	$0.26	$0.43
Diluted	$0.27	$0.41	$0.26	$0.43
Please read the notes to the consolidated financial statements.

FORESTAR REAL ESTATE GROUP INC.
Consolidated Statements of Cash Flows
(Unaudited)

	First Six Months
	2008	2007
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,358	$15,093
Adjustments:
Depreciation and amortization	3,467	1,323
Deferred income taxes	(3,443)	(1,593)
Equity in earnings of unconsolidated ventures	(3,552)	(2,977)
Distributions of earnings of unconsolidated ventures	883	1,593
Minority interest in consolidated ventures	1,030	4,029
Distributions to minority interests	(2,980)	(4,447)
Share-based compensation	3,528	1,542
Non-cash real estate cost of sales	20,863	21,478
Real estate development and acquisition expenditures	(50,834)	(85,309)
Reimbursements from utility or improvement districts	374	1,047
Other changes in real estate	(290)	(1,671)
Gain on termination of timber lease	(1,376)	—
Cost of timber cut	1,258	1,952
Deferred income	2,331	—
Asset impairments	—	1,500
Other	(821)	930
Changes in:
Receivables	9	1,227
Prepaid and other	(794)	(341)
Accounts payable and other accrued liabilities	273	6,253

Net cash used in operating activities	(20,716)	(38,371)
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, equipment, software and reforestation	(1,368)	(1,744)
Investment in unconsolidated ventures	(11,339)	(2,202)
Return of investment in unconsolidated ventures	4,375	2,800
Proceeds from sale of assets	—	657

Net cash used in investing activities	(8,332)	(489)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of debt	(39,547)	(6,828)
Additions to debt	70,556	26,498
Note payable to Temple-Inland, net	—	24,718
Dividends and other transfers to Temple-Inland	—	(7,513)
Deferred financing fees	(1,078)	—
Exercise of stock options	872	—
Payroll taxes on restricted stock and stock options	(1,832)	—
Tax benefit from share-based compensation	81	—
Other	238	726

Net cash provided by financing activities	29,290	37,601

Net increase (decrease) in cash and cash equivalents	242	(1,259)
Cash and cash equivalents at beginning of period	7,520	10,350

Cash and cash equivalents at end of period	$7,762	$9,091

Please read the notes to the consolidated financial statements.

FORESTAR REAL ESTATE GROUP INC.
Notes to the Consolidated Financial Statements
(Unaudited)
Note 1 — Background
     Prior to December 28, 2007, we were a wholly-owned subsidiary of Temple-Inland Inc. On December 28, 2007, Temple-Inland distributed all our issued and outstanding shares of common stock to its stockholders, and at the same time distributed to its stockholders all the issued and outstanding shares of common stock of Guaranty Financial Group, Inc., another wholly-owned subsidiary of Temple-Inland that operated its financial services business. As a result of the spin-off, our financial statements prior to 2008 reflect the historical accounts of the real estate development, minerals and fiber operations contributed to us and have been derived from the historical financial statements and accounts of Temple-Inland. In 2008, we changed our fiscal year from a 52/53 week year ending the Saturday closest to December 31 to a calendar year.
Note 2 — Basis of Presentation
     Our consolidated financial statements include all subsidiaries, ventures and other entities in which we have a controlling interest, and variable interest entities of which we are the primary beneficiary. We eliminate all material intercompany accounts and transactions. Minority interest in consolidated entities is recognized before income taxes. We account for our investment in other entities in which we have significant influence over operations and financial policies using the equity method (we recognize our share of the entities’ income or loss and any preferential returns and treat distributions as a reduction of our investment). We account for our investment in other entities in which we do not have significant influence over operations and financial policies using the cost method (we recognize as income distribution of accumulated earnings).
     We prepared our unaudited interim financial statements in accordance with U.S. generally accepted accounting principles and Securities and Exchange Commission requirements for interim financial statements. As a result, they do not include all the information and disclosures required for complete financial statements. However, in our opinion, all adjustments considered necessary for a fair presentation have been included. Such adjustments consist only of normal recurring items unless otherwise noted. We make estimates and assumptions about future events. Actual results can, and probably will, differ from those we currently estimate including those related to allocating costs to real estate and measuring assets for impairment. These interim operating results are not necessarily indicative of the results that may be expected for the entire year. For further information, please read the financial statements included in our 2007 Annual Report on Form 10-K.
     Certain prior year items have been reclassified to conform to the current year’s presentation, including reclassification of cost of sales of $1,348,000 and general and administrative expenses of $646,000 to other operating expenses.
Note 3 — New Accounting Pronouncements
     In January 2008, two new accounting pronouncements were effective:
•	Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measures — This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of this statement did not have a significant effect on our earnings or financial position.

•	SFAS No. 159, The Fair Value Options for Financial Assets and Financial Liabilities — This standard permits the election of fair value as the initial and subsequent measurement method for many financial assets and liabilities. Subsequent changes in the fair value would be recognized in earnings as they occur. We did not elect the fair value option.
     In addition, there are three new accounting pronouncements that we will be required to adopt in first quarter 2009. Based on our current understanding, we do not expect that adoption of any of these pronouncements will have a significant effect on our earnings or financial position.

•	SFAS No. 141(R), Business Combinations — This new standard requires most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at full fair value. The new standard also changes the approach to determining the purchase price; the accounting for acquisition cost; and the accounting practices for acquired contingencies, restructuring costs, long-lived assets, share-based payment awards, indemnification costs and tax benefits.

•	SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements — This new standard specifies that noncontrolling interests be reported as a part of equity, not as a liability or other item outside of equity. Currently, we report noncontrolling interests as a liability.

•	SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities–an amendment of FASB Statement No. 133 — This new standard requires enhanced disclosures about derivative instruments including how and why they are used; how they are accounted for; and how they affect an entity’s financial position, financial performance and cash flows.
Note 4 — Real Estate
     Real estate consists of:

	June 30,	December 29,
	2008	2007
	(In thousands)
Entitled, developed and under development land	$420,067	$388,493
Undeveloped land and land in the entitlement process	140,613	141,012
Commercial operating properties	43,746	43,479

	604,426	572,984
Accumulated depreciation	(21,626)	(20,774)

	$582,800	$552,210

     Included in entitled, developed and under development land are the estimated cost of assets we expect to convey to utility or improvement districts of $57,234,000 at second quarter-end 2008 and $40,843,000 at year-end 2007. These costs relate to water, sewer and other infrastructure assets for which the utility or improvement districts have agreed to reimburse us, typically when these districts achieve adequate tax bases to support payment. We billed these districts $14,814,000 in first six months 2008 and $26,140,000 in first six months 2007, and we collected $374,000 in first six months 2008 and $1,047,000 in first six months 2007.
     Depreciation expense, primarily related to commercial operating properties, was $852,000 in first six months 2008 and $1,006,000 in first six months 2007 and is included in other operating expense.
Note 5 — Investment in Unconsolidated Ventures
     At second quarter-end 2008, we had ownership interests ranging from 25 to 50 percent in 15 ventures that we account for using the equity method. We have no real estate ventures that are accounted for using the cost method. Our two largest ventures are CL Realty and Temco, in both of which we own a 50 percent interest and Cousins Real Estate Corporation owns the other 50 percent interest. Information regarding CL Realty and Temco follows:
•	CL Realty, L.L.C. was formed in 2002 for the purpose of developing residential and mixed-use communities in Texas and across the southeastern United States. At second quarter-end 2008, the venture had 15 residential and mixed-use communities, of which 10 are in Texas, 3 are in Florida and 2 are in Georgia.

•	Temco Associates, LLC was formed in 1991 for the purpose of acquiring and developing residential real estate sites in Georgia. At second quarter-end 2008, the venture had 5 residential and mixed-use communities, all of which are located in Georgia. The venture also owns approximately 6,100 acres of undeveloped land in Georgia.

     Combined summarized balance sheet information for our ventures accounted for using the equity method follows:

	June 30, 2008					December 29, 2007
			Other					Other
	CL Realty	Temco	Ventures	Total		CL Realty	Temco	Ventures	Total
	(In thousands)
Real estate	$124,378	$60,658	$147,092	$332,128		$122,659	$59,992	$75,061	$257,712
Total assets	125,375	61,958	159,167	346,500		124,419	63,481	125,323	313,223
Borrowings, principally non-recourse	5,563	3,300	59,211	68,074	(a)	6,350	3,397	62,888	72,635	(a)
Total liabilities	8,838	3,940	87,051	99,829		9,903	4,437	82,565	96,905
Equity	116,536	58,019	72,116	246,671		114,516	59,044	42,758	216,318
Our investment in real estate ventures
Our share of their equity (b)	58,268	29,010	32,576	119,854		57,258	29,522	22,590	109,370
Unrecognized deferred gain (c)	(7,062)	—	(614)	(7,676)		(7,069)	—	(614)	(7,683)

Investment in real estate ventures	$51,206	$29,010	$31,962	$112,178		$50,189	$29,522	$21,976	$101,687

     Combined summarized income statement information for our ventures accounted for using the equity method follows:

	Second Quarter		First Six Months
	2008	2007	2008	2007
	(In thousands)
Revenues:
CL Realty(d)	$1,590	$6,520	$4,675	$7,970
Temco	1,613	2,501	2,290	3,595
Other ventures	3,461	5,064	6,711	7,625

Total	$6,664	$14,085	$13,676	$19,190

Earnings:
CL Realty(d)	$3,094	$1,565	$5,407	$3,553
Temco	488	401	209	359
Other ventures	125	1,009	(136)	816

Total	$3,707	$2,975	$5,480	$4,728

Our equity in their earnings:
CL Realty(c) (d)	$1,547	$782	$2,690	$1,776
Temco	244	201	103	180
Other ventures(b)	220	381	752	740
Recognition of deferred gain(c)	7	114	7	281

Total	$2,018	$1,478	$3,552	$2,977

(a)	Includes current maturities of $24,915,000 at second quarter-end 2008 and $36,337,000 at year-end 2007.

(b)	Our share of the equity in other ventures reflects our ownership interests ranging from 25 to 50 percent, excluding venture losses that exceed our investment where we are not obligated to fund those losses.

(c)	In 2003, we contributed real estate with a $13,800,000 carrying value to CL Realty in exchange for $13,800,000 cash and a 50 percent interest in the partnership. We deferred the $14,587,000 gain on the sale and are recognizing it as the partnership sells the real estate to third parties. The deferred gain is reflected as an offset to our investment in unconsolidated ventures.

(d)	CL Realty revenues and earnings in first six months 2008 include $1,568,000 from leasing 241 net mineral acres to a third-party exploration and production company. Our share of earnings from this lease was $784,000 and is included in equity in earnings of unconsolidated ventures.
     In first six months 2008, we invested $11,339,000 in these ventures and received $5,258,000 in distributions. In first six months 2007, we invested $2,202,000 in these ventures and received $4,393,000 in distributions. Distributions include both return of investments and distributions of earnings.

Note 6 — Debt
     Debt consists of:

	June 30,	December 29,
	2008	2007
	(In thousands)
Term loan facility — due in 2010, interest payable at LIBOR + 4% (6.47% at June 30, 2008)	$175,000	$175,000
Revolving loan facility — due in 2010, interest payable at LIBOR + 4%	30,000	—
Secured promissory note — due in 2008, interest payable at 7.30%	16,142	16,431
Other indebtedness due through 2011 at variable interest rates based on prime (5.00% at June 30, 2008) and fixed interest rates ranging from 6.00% to 9.50%	75,882	74,584

	$297,024	$266,015

     Our senior credit facility and other debt agreements contain terms, conditions and financial covenants customary for such agreements including minimum levels of interest coverage and limitations on leverage. At second quarter-end 2008, we had complied with the terms, conditions and financial covenants of these agreements.
     Our senior credit facility provides for a $175,000,000 term loan and a $290,000,000 revolving line of credit. We may, upon notice to the lenders, request an increase in the credit facility to provide for a total of $500,000,000. The revolving line of credit includes a $100,000,000 sublimit available for letters of credit, of which $22,048,000 was outstanding at second quarter-end 2008. Total borrowings under our senior credit facility (including the face amount of letters of credit) may not exceed a borrowing base formula, and there is a $35,000,000 minimum liquidity requirement at each quarter-end. At second quarter-end 2008, we had $175,703,000 in net unused borrowing capacity under our senior credit facility.
     All borrowings under the credit facility are secured by (a) a pledge of approximately 250,000 acres of undeveloped land, (b) assignments of current and future leases, rents and contracts, including our mineral leases, (c) a security interest in our primary operating account, (d) pledge of the equity interests in current and future material operating subsidiaries or joint venture interests, or if such pledge is not permitted, a pledge of the right to distributions from such entities, and (e) negative pledge (without a mortgage) on all other wholly-owned assets. The credit facility provides for releases of real estate provided that borrowing base compliance is maintained.
     At second quarter-end 2008, unamortized fees related to our credit facility were $8,695,000 and are included in other assets. Amortization of these fees was $1,739,000 for first six months 2008 and is included in interest expense.
     At second quarter-end 2008, commercial operating properties with a book value of $21,666,000 were subject to liens in connection with $16,142,000 of debt, and entitled, developed and under development land having a book value of $148,990,000 were subject to liens in connection with $75,882,000 of principally non-recourse debt.
Note 7 — Derivative Instruments
     We use interest rate agreements in the normal course of business to mitigate the risk inherent in interest rate fluctuations by entering into contracts with major U.S. securities firms. In first quarter 2008, we entered into a $100,000,000 notional amount interest rate swap agreement that matures in 2010.
     Under this swap agreement, we pay a fixed interest rate of 6.57 percent and receive a floating interest rate of one month LIBOR plus 4 percent (6.47% at second quarter-end 2008). The interest rate swap was designed to offset the cash flow variability of probable interest rate payments associated with our variable-rate debt. The hedged cash flows are the interest rate payments associated with the first $100,000,000 of our variable-rate borrowings. Our interest rate swap meets the conditions required for effectiveness under the variable cash flows methodology of SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities. The effectiveness of the hedge relationship is periodically assessed by comparing the present value of the cumulative change in the expected future interest cash flows on the variable leg of the swap and the present value of the cumulative change in the expected future hedged cash flows. In first six months 2008, hedge ineffectiveness was not significant.
     The fair value of the interest rate swap agreement was determined using quoted prices in active markets for identical assets (Level 1) under SFAS No. 157. At second quarter-end 2008, the fair value of the interest rate swap agreement was a $1,066,000 asset which is included in other assets. The effective change in fair value of our interest rate swap agreement, net of taxes, was $994,000 in second quarter 2008 and is included in other comprehensive income.

Note 8 — Contingencies
     We are involved in various legal proceedings that arise from time to time in the ordinary course of doing business and believe that adequate reserves have been established for any probable losses. We do not believe that the outcome of any of these proceedings should have a significant adverse effect on our financial position, long-term results of operations or cash flows. It is possible, however, that charges related to these matters could be significant to our results or cash flows in any one accounting period.
     Liabilities in connection with environmental remediation arise from time to time in the ordinary course of doing business and we believe we have established adequate reserves for any probable losses. We own 288 acres near Antioch, California, portions of which were sites of a Temple-Inland paper manufacturing operation that need remediation. In second quarter 2008, we increased our reserves for environmental remediation by about $2,900,000. We estimate the cost we will likely incur to complete remediation activities will be about $6,250,000, which is included in other accrued expenses and will likely be paid in 2008 and 2009.
Note 9 — Capital Stock
     Pursuant to our shareholder rights plan, each share of common stock outstanding is coupled with one-quarter of a preferred stock purchase right (Right). Each Right entitles our shareholders to purchase, under certain conditions, one one-hundredth of a share of newly issued Series A Junior Participating Preferred Stock at an exercise price of $100. Rights will be exercisable only if someone acquires beneficial ownership of 20 percent or more of our common shares or commences a tender or exchange offer, upon consummation of which they would beneficially own 20 percent or more of our common shares. We will generally be entitled to redeem the Rights at $0.001 per Right at any time until the 10th business day following public announcement that a 20 percent position has been acquired. The Rights will expire on December 11, 2017.
     Please read Note 13 for information about additional shares of common stock that could be issued under terms of our share-based compensation plans.
     As a result of our spin-off from Temple-Inland, all of Temple-Inland’s outstanding share-based compensation awards were equitably adjusted into separate awards: one related to our common stock, one related to Temple-Inland common stock and one related to Guaranty common stock. All awards issued as part of this adjustment are subject to their original vesting schedules.
     At second quarter-end 2008, Temple-Inland and Guaranty directors and employees held 82,000 equity-settled awards on our stock.

     The following table summarizes outstanding stock option awards on our stock held by Temple-Inland and Guaranty directors and employees at second quarter-end 2008:

			Weighted	Aggregate
		Weighted	Average	Intrinsic Value
		Average	Remaining	(Current Value
		Exercise Price	Contractual	Less Exercise
	Shares	per Share	Term	Price)
	(In thousands)		(In years)	(In thousands)
Outstanding	1,827	$19.35	6	$5,955
Exercisable	1,412	$16.84	5	$5,955

Note 10 — Other Comprehensive Income
     Other comprehensive income consists of:

	Second Quarter		First Six Months
	2008	2007	2008	2007
		(In thousands)
Net income	$9,596	$14,432	$9,358	$15,093
Change in fair value of interest rate swap agreement, net of taxes	994	—	664	—

Other comprehensive income	$10,590	$14,432	$10,022	$15,093

Note 11 — Net Income per Share
     We computed net income per share by dividing income by weighted average shares outstanding using the following:

	Second Quarter		First Six Months
	2008	2007	2008	2007
		(In thousands)
Weighted average common shares outstanding — basic	35,422	35,380	35,390	35,380
Dilutive effect of stock options	511	—	509	—
Dilutive effect of restricted stock and restricted stock units	184	—	199	—

Weighted average common shares outstanding — diluted	36,117	35,380	36,098	35,380

     For second quarter and first six months 2007, we computed basic and diluted net income per share based upon the number of shares of our common stock distributed by Temple-Inland on December 28, 2007.
     At second quarter-end 2008, the effect of 1,434,000 stock options and unvested restricted stock were not included in the computation of diluted weighted average shares outstanding because their impact would have been anti-dilutive.
Note 12 — Segment Information
     In first quarter 2008, we changed our reportable segments to reflect our post-spin management of the operations transferred to us from Temple-Inland. All prior period segment information has been reclassified to conform to the current presentation. We manage our operations through three segments: real estate, mineral resources and fiber resources. Real estate secures entitlements and develops infrastructure on our lands for single-family residential and mixed-use communities and manages our undeveloped land and commercial operating properties. Mineral resources manages our mineral interests, and fiber resources manages our timber and recreational leases.
     We evaluate performance based on segment earnings before unallocated items and income taxes. Segment earnings consist of operating income, equity in earnings of unconsolidated ventures and minority interest expense in consolidated ventures. Unallocated items consist of general and administrative expense, share-based compensation, other non-operating income and expense and interest expense. All our revenues are derived from U.S. operations and all our assets are located in the U.S. For first six months 2008, revenues from one customer of our mineral resources segment represent about 14% of our total revenues.

	Second Quarter		First Six Months
	2008	2007	2008	2007
		(In thousands)
Revenues:
Real estate	$24,118	$47,317	$52,561	$74,883
Mineral resources	24,386	5,186	30,654	9,040
Fiber resources	3,093	3,782	5,605	6,818

Total revenues	$51,597	$56,285	$88,820	$90,741

Segment earnings:
Real estate	$874	$23,040	$4,417	$26,776
Mineral resources	23,247	4,693	29,752	8,072
Fiber resources	1,411	2,353	4,251	2,698

Total segment earnings	25,532	30,086	38,420	37,546
Items not allocated to segments (a)	(11,125)	(7,305)	(24,396)	(13,722)

Income before taxes	$14,407	$22,781	$14,024	$23,824

(a)	Items not allocated to segments consists of:

	Second Quarter		First Six Months
	2008	2007	2008	2007
		(In thousands)
General and administrative	$(5,348)	$(4,139)	$(10,354)	$(8,051)
Share-based compensation	(847)	(684)	(3,528)	(1,542)
Interest expense	(5,002)	(2,534)	(10,668)	(4,241)
Other non-operating income	72	52	154	112

	$(11,125)	$(7,305)	$(24,396)	$(13,722)

	June 30,	December 29,
	2008	2007
	(In thousands)
Assets:
Real estate	$700,812	$658,813
Mineral resources	39	—
Fiber resources	53,602	55,011
Assets not allocated to segments	38,390	34,902

Total assets	$792,843	$748,726

Note 13 — Share-Based Compensation
Post-spin Awards
     A summary of the awards granted under our 2007 Stock Incentive Plan follows.
Cash-settled awards
     Cash-settled awards vest 50 percent after year one and 50 percent after year two from the date of grant and provide for accelerated vesting upon retirement, death, disability or if there is a change in control. The following table summarizes the activity of awards granted under our plan for first six months 2008:

		Weighted	Aggregate
	Equivalent	Average Grant	Current
	Units	Date Fair Value	Value
	(In thousands)		(In thousands)
Non-vested as of December 29, 2007	—	$—
Granted	6	28.85
Vested	—	—
Forfeited	(1)	28.85

Non-vested as of June 30, 2008	5	$28.85	$103

Equity-settled awards
     Equity-settled awards in the form of restricted stock units granted to our directors are fully vested at the time of grant and payable upon retirement. The following table summarizes the activity of awards granted under our plan for first six months 2008:

		Weighted	Aggregate
	Equivalent	Average Grant	Current
	Units	Date Fair Value	Value
	(In thousands)		(In thousands)
Non-vested as of December 29, 2007	—	$—
Granted	41	28.26
Vested	(41)	28.26
Forfeited	—	—

Non-vested as of June 30, 2008	—	$—	$—

     The total fair value of awards vested in first six months of 2008 was $1,147,000, of which $397,000 are deferred director fees.
Restricted stock
     Restricted stock awards vest after three years if we achieve a minimum one percent annualized return on assets over such three-year period. The following table summarizes the activity of awards granted under our plan for first six months 2008:

		Weighted
	Restricted	Average Grant	Total
	Shares	Date Fair Value	Fair Value
	(In thousands)		(In thousands)
Non-vested as of December 29, 2007	—	$—
Granted	139	28.75
Vested	—	—	$—
Forfeited	(6)	28.85

Non-vested as of June 30, 2008	133	$28.74

Stock options
     Stock options have a ten-year term, generally become exercisable ratably over three to four years and provide for accelerated or continued vesting upon retirement, death, disability or if there is a change in control. Options were granted with an exercise price equal to the market value of our stock on the date of grant. The following table summarizes the activity of awards granted under our plan for first six months 2008:

			Weighted	Aggregate
		Weighted	Average	Intrinsic Value
		Average	Remaining	(Current Value
	Options	Exercise Price	Contractual	Less Exercise
	Outstanding	per Share	Term	Price)
	(In thousands)		(In years)	(In thousands)
Balance as of December 29, 2007	—	$—	—	$—
Granted	624	28.85
Exercised	—	—
Forfeited	(2)	28.85

Balance as of June 30, 2008	622	$28.85	10	$—

Options Exercisable as of June 30, 2008	14	28.85	10	$—

     Stock options are valued based upon the Black-Scholes option pricing model. Awards granted in first six months 2008 were valued based upon the following assumptions:

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
     In 2007, the expense for share-based compensation awards granted to our employees under Temple-Inland’s plans was allocated to us by Temple-Inland. We continue to recognize share-based compensation expense over the remaining vesting periods associated with our employees’ and directors’ awards in Forestar, Guaranty and Temple-Inland stock.
Cash-settled awards
     Cash-settled awards generally vest and are paid after three years from the date of grant or the attainment of defined performance goals, generally measured over a three-year period. A summary of cash-settled awards outstanding to our directors and employees at second quarter-end 2008, following the adjustments described previously, follows:

		Aggregate
	Equivalent	Current
	Units	Value
	(In thousands)
Awards on Forestar stock	38	$724
Awards on Guaranty stock	38	204
Awards on Temple-Inland stock	114	1,286

		$2,214

     In first six months 2008, we paid $138,000 to settle vested cash awards.
Restricted stock
     All outstanding restricted stock awards at year-end 2007 vested in first quarter 2008. The total fair value of these awards was $474,000.

Stock options
     Stock options have a ten-year term, generally become exercisable ratably over four years and provide for accelerated or continued vesting upon retirement, death, disability or if there is a change in control. Options were granted with an exercise price equal to the market value of Temple-Inland common stock on the date of grant. A summary of stock option awards outstanding to our directors and employees at second quarter-end 2008, following the adjustments described previously, follows:

			Weighted	Aggregate
		Weighted	Average	Intrinsic Value
		Average	Remaining	(Current Value
		Exercise Price	Contractual	Less Exercise
	Shares	per Share	Term	Price)
	(In thousands)		(In years)	(In thousands)
Outstanding on Forestar stock	86	$21.12	6	$234
Outstanding on Guaranty stock	86	13.55	6	—
Outstanding on Temple-Inland stock	256	16.84	6	182

				$416

Exercisable on Forestar stock	57	$17.64	5	$234
Exercisable on Guaranty stock	57	11.32	5	—
Exercisable on Temple-Inland stock	172	14.07	5	182

				$416

     The intrinsic value of options exercised in first six months 2008 was $128,000.
Share-Based Compensation Expense
     Pre-tax share-based compensation expense for post-spin and pre-spin awards consists of:

	Second Quarter		First Six Months
	2008	2007	2008	2007
		(In thousands)
Cash-settled awards	$55	$566	$195	$1,140
Equity-settled awards	—	—	750	—
Restricted stock	328	34	517	74
Stock options	464	84	2,066	328

	$847	$684	$3,528	$1,542

     The fair value of awards granted to retirement-eligible employees and expensed at the date of grant was $1,321,000 in first six months 2008.
     Pre-tax share-based compensation expense is included in:

	Second Quarter		First Six Months
	2008	2007	2008	2007
		(In thousands)
General and administrative	$598	$620	$2,429	$1,369
Other operating	249	64	1,099	173

	$847	$684	$3,528	$1,542

     Unrecognized share-based compensation for post-spin awards not vested was $8,085,000 at second quarter-end 2008. It is likely that this cost will be recognized as expense over the next four years. Unrecognized share-based compensation for pre-spin awards not vested was $1,266,000 at second quarter-end 2008. It is likely that this cost will be recognized as expense over the next three years.
     In connection with restricted stock vested and stock options exercised, we withheld shares having a value of $1,832,000 for payment of payroll taxes in first six months 2008. These shares are accounted for as treasury stock. Payroll taxes on restricted stock and stock options are reflected in financing activities in our consolidated statement of cash flows.
Note 14 — Income Taxes
     Our effective tax rate was 33 percent in second quarter 2008 and first six months 2008 and 37 percent in second quarter 2007 and first six months 2007. We anticipate that our effective tax rate in 2008 will be about 34 percent.
     The 2008 rate reflects a one-time tax benefit for the adjustment of deferred taxes resulting primarily from a federal income tax rate change for qualified timber gains due to the Heartland, Habitat, Harvest and Horticulture Act of 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2007 Annual Report on Form 10-K.
Forward-Looking Statements
     This Quarterly Report on Form 10-Q and other materials we have filed or may file with the Securities and Exchange Commission contain “forward-looking statements” within the meaning of the federal securities laws. These forward-looking statements are identified by their use of terms and phrases such as “believe,” “anticipate,” “could,” “estimate,” “likely,” “intend,” “may,” “plan,” “expect,” and similar expressions, including references to assumptions. These statements reflect our current views with respect to future events and are subject to risk and uncertainties. We note that a variety of factors and uncertainties could cause our actual results to differ significantly from the results discussed in the forward-looking statements. Factors and uncertainties that might cause such differences include, but are not limited to:
•	general economic, market or business conditions;

•	the opportunities (or lack thereof) that may be presented to us and that we may pursue;

•	future residential or commercial entitlements;

•	expected development timetables and projected timing for sales of lots or other parcels of land;

•	development approvals and the ability to obtain such approvals;

•	the anticipated price ranges of lots in our developments;

•	the number, price and timing of land sales or acquisitions;

•	estimated land holdings for a particular use within a specified time frame;

•	absorption rates and expected gains on land and lot sales;

•	the levels of resale inventory in our development projects and the regions in which they are located;

•	the development of relationships with strategic partners;

•	the pace at which we release lots for sale;

•	fluctuations in costs and expenses;

•	demand for new housing, which can be affected by the availability of mortgage credit;

•	government energy policies;

•	demand for oil and gas;

•	competitive actions by other companies;

•	changes in laws or regulations and actions or restrictions of regulatory agencies;

•	the results of financing efforts, including our ability to obtain financing with favorable terms;

•	the ability to complete merger, acquisition or divestiture plans; regulatory or other limitations imposed as a result of a merger, acquisition or divestiture; and the success of the business following a merger, acquisition or divestiture; and

•	the final resolutions or outcomes with respect to our contingent and other corporate liabilities related to our business.
     Other factors, including the risk factors described in Item 1A of our 2007 Annual Report on Form 10-K, may also cause actual results to differ materially from those projected by our forward-looking statements. New factors emerge from time to time and it is not possible for us to predict all such factors, nor can we assess the impact of any such factor on our business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

     Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.
Introduction
     In first quarter 2008, we changed our reportable segments to reflect our post-spin management of the operations transferred to us from Temple-Inland. All prior period segment information has been reclassified to conform to the current presentation. We manage our operations through three business segments:
•	Real estate,

•	Mineral resources, and

•	Fiber resources.
     Our strategy is to maximize and grow long-term stockholder value through:
•	entitlement and development of real estate;

•	realization of value from natural resources; and

•	accelerated growth through strategic and disciplined investment in real estate.
     Unless otherwise indicated, information is presented as of June 30, 2008, and references to acreage owned include all acres owned by ventures regardless of our ownership interest in a venture.
     Our operations are affected to varying degrees by supply and demand factors and economic conditions including availability of mortgage credit; changes in interest rates; new housing starts; real estate values; employment levels; market prices for oil, gas and timber; and the overall strength of the U.S. economy.
Critical Accounting Policies and Estimates
     There have been no significant changes in our critical accounting policies or estimates in first six months 2008 from those disclosed in our 2007 Annual Report on Form 10-K.
Recent Accounting Standards
     Please read Note 3 to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

Results of Operations
     Net income was $9,596,000, or $0.27 per diluted share, in second quarter 2008, compared with $14,432,000, or $0.41 per diluted share, for second quarter 2007. Net income for first six months 2008 was $9,358,000, or $0.26 per diluted share, compared with $15,093,000 or $0.43 per diluted share, for first six months 2007.
     Current conditions in the residential development industry are difficult due to an oversupply of housing, declining sales volume for existing and new homes, flat to declining sales prices and a significant tightening of mortgage credit. A decline in consumer confidence is also evident. All geographic markets and products have not been affected to the same extent or with equal severity, but most have experienced declines. It is likely these conditions will continue throughout 2008.
     Market conditions in the oil and gas industry are strong, with continued long-term growth in demand for oil and gas expected. As a result, oil and gas prices are at near record levels.
     A summary of our consolidated results follows:

	Second Quarter		First Six Months
	2008	2007	2008	2007
		(In thousands)
Revenues:
Real estate	$24,118	$47,317	$52,561	$74,883
Mineral resources	24,386	5,186	30,654	9,040
Fiber resources	3,093	3,782	5,605	6,818

Total revenues	$51,597	$56,285	$88,820	$90,741

Segment earnings:
Real estate	$874	$23,040	$4,417	$26,776
Mineral resources	23,247	4,693	29,752	8,072
Fiber resources	1,411	2,353	4,251	2,698

Total segment earnings	25,532	30,086	38,420	37,546
Items not allocated to segments:
General and administrative	(5,348)	(4,139)	(10,354)	(8,051)
Share-based compensation	(847)	(684)	(3,528)	(1,542)
Interest expense	(5,002)	(2,534)	(10,668)	(4,241)
Other non-operating income	72	52	154	112

Income before taxes	14,407	22,781	14,024	23,824
Income tax expense	(4,811)	(8,349)	(4,666)	(8,731)

Net income	$9,596	$14,432	$9,358	$15,093

     Significant aspects of our results of operations follow:
Second Quarter and First Six Months 2008 and 2007
•	Mineral resources segment earnings increased as result of bonus payments received for leasing about 52,700 net mineral acres, of which over 47,000 acres were leased in second quarter 2008. This leasing activity was located principally in East Texas and was driven by our proximity to the Cotton Valley, James Lime and Haynesville natural gas formations.

•	Real estate segment earnings declined principally due to decreased commercial sales activity, a decrease in the sales of residential real estate and increased costs associated with environmental remediation activities. First six months 2007 included the sale of 38 acres of undeveloped commercial real estate on which we recognized a gain of $9,945,000.

•	Fiber resources segment earnings for first six months 2008 increased primarily as a result of gain from partial termination of a timber lease.

•	Interest expense increased as a result of higher debt levels and higher borrowing costs.

•	Share-based compensation increased primarily due to accelerated expense recognition in conjunction with awards granted to retirement-eligible employees, and an increase in the number of participants in our plan.

•	General and administrative expenses increased as a result of costs associated with the continued development of corporate functions necessary as a stand alone public company.
Real Estate
     We own directly or through ventures about 371,000 acres of real estate located in ten states and 13 markets. Our real estate segment secures entitlements and develops infrastructure on our lands, primarily for single-family residential and mixed-use communities. We own approximately 302,000 acres in a broad area around Atlanta, Georgia, with the balance located primarily in Texas. We also invest in new projects principally in our strategic growth corridors, regions of accelerated growth across the southern half of the United States that possess key demographic and growth characteristics that we believe make them attractive for long-term real estate investment.
     A summary of our real estate results follows:

	Second Quarter		First Six Months
	2008	2007	2008	2007
		(In thousands)
Revenues	$24,118	$47,317	$52,561	$74,883
Costs and expenses	(24,481)	(23,160)	(49,631)	(47,055)

	(363)	24,157	2,930	27,828
Equity in earnings of unconsolidated ventures	1,767	1,478	2,517	2,977
Minority interest expense in consolidated ventures	(530)	(2,595)	(1,030)	(4,029)

Segment earnings	$874	$23,040	$4,417	$26,776

     In second quarter 2008 and first six months 2008, costs and expenses include a $3,500,000 charge principally related to environmental remediation activities.
     Revenues and units sold consist of:

	Second Quarter		First Six Months
	2008	2007	2008	2007
	(In thousands, except lots and acres)
Residential real estate	$10,261	$18,325	$24,931	$34,511
Commercial real estate	3,829	15,762	5,692	19,352
Undeveloped land	2,971	6,217	9,228	7,708
Commercial operating properties	6,218	5,843	11,373	10,436
Other	839	1,170	1,337	2,876

Total revenues	$24,118	$47,317	$52,561	$74,883

Residential real estate — lots sold	175	356	499	650
Commercial real estate — acres sold	15	51	37	62
Undeveloped land — acres sold	504	886	1,853	1,154
     Residential real estate revenues principally consist of the sale of single-family lots to national, regional and local homebuilders. In first six months 2008, residential real estate revenues declined as a result of decreased demand for single-family lots due to the overall decline in the housing industry. We expect this trend to continue throughout 2008.
     In second quarter 2008, we sold 175 lots in our owned and consolidated projects for average revenue per lot of $58,600 as compared to 356 lots sold in second quarter 2007 for average revenue per lot of $50,400. In first six months 2008, we sold 499 lots in our owned and consolidated projects for average revenue per lot of $48,900 (primarily in the major markets of Texas), as compared to 650 lots sold in first six months 2007 for average revenue per lot of $52,500.

     In second quarter 2007 and in first six months 2007, commercial real estate revenues include $12,400,000 related to the sale of 38 acres of undeveloped real estate on which we recognized a gain of $9,945,000.
     In second quarter 2008, undeveloped land revenues decreased as a result of selling 504 acres for an average price of $5,900 per acre as compared to 886 acres sold in second quarter 2007 at an average price of $7,000 per acre. In first six months 2008, undeveloped land revenues increased as a result of selling 1,853 acres for an average price of $5,000 per acre as compared to 1,154 acres sold in first six months 2007 at an average price of $6,700 per acre.
     Information about our real estate projects and our real estate ventures follows:

	Second Quarter-End
	2008	2007
Owned and consolidated ventures:
Entitled, developed and under development land
Number of projects	56	52
Residential lots remaining	20,737	20,434
Commercial acres remaining	1,604	1,224
Undeveloped land and land in the entitlement process
Number of projects	24	22
Acres in entitlement process	32,680	26,100
Acres sold (for first six months)	1,853	1,154
Acres undeveloped	312,880	325,115
Ventures accounted for using the equity method:
Ventures’ lot sales (for first six months)
Lots sold	153	416
Revenue per lot sold	$52,549	$54,505
Ventures’ entitled, developed and under development land
Number of projects	21	22
Residential lots remaining	9,086	9,734
Commercial acres remaining	654	721
Ventures’ undeveloped land and land in the entitlement process
Number of projects	2	2
Acres in entitlement process	920	860
Acres sold (for first six months)	—	—
Acres undeveloped	6,127	6,258
     The increase in acres in the entitlement process at second quarter-end 2008 is primarily due to the movement of about 10,000 acres into the entitlement process from undeveloped land which was partially offset by the movement of about 3,600 acres into entitled, developed and under development land.
Mineral Resources
     We own directly or through ventures about 622,000 net acres of oil and gas mineral interests. Our mineral resources segment is focused on maximizing the value from royalties and other lease revenues from our oil and gas mineral interests located in Texas, Louisiana, Alabama and Georgia. We have about 122,000 net acres under lease and about 26,000 net acres held by production.

     A summary of our mineral resources results follows:

	Second Quarter		First Six Months
	2008	2007	2008	2007
	(In thousands)
Revenues	$24,386	$5,186	$30,654	$9,040
Operating expenses	(1,390)	(493)	(1,937)	(968)

	22,996	4,693	28,717	8,072
Equity in earnings of unconsolidated ventures	251	—	1,035	—

Segment earnings	$23,247	$4,693	$29,752	$8,072

     In first six months 2008, equity in earnings of unconsolidated ventures includes our share of a lease bonus payment as a result of leasing 241 net mineral acres for $1,568,000. In first six months 2008, costs and expenses include $678,000 related to oil and gas production severance taxes which were previously reflected as a reduction of revenues.
     Revenues consist of:

	Second Quarter		First Six Months
	2008	2007	2008	2007
	(In thousands)
Royalties	$5,102	$2,743	$8,440	$5,974
Other lease revenues	19,284	2,443	22,214	3,066

Total revenues	$24,386	$5,186	$30,654	$9,040

     In second quarter 2008, other lease revenues include $18,546,000 in lease bonus payments as result of leasing over 47,000 net mineral acres. In first six months 2008, other lease revenues include $20,567,000 in lease bonus payments as result of leasing about 52,700 net mineral acres. This leasing activity was located principally in East Texas and was driven by our proximity to the Cotton Valley, James Lime and Haynesville natural gas formations.
     In second quarter 2008, royalty revenue includes our share of over 23,000 barrels of oil and approximately 277 million cubic feet (mmcf) of natural gas production related to our royalty interests. In first six months 2008, royalty revenue includes our share of over 42,700 barrels of oil and approximately 533 mmcf of natural gas production related to our royalty interests.
     A summary of our oil and gas mineral interests unleased, leased and held by production at second quarter-end 2008 follows:

			Net Acres
	Net Acres	Net Acres	Held By	Net Acres
State	Unleased	Leased (b)	Production (c)	Total (a)
Texas	115,000	110,000	19,000	244,000
Louisana	111,000	3,000	7,000	121,000
Alabama	48,000	9,000	—	57,000
Georgia	200,000	—	—	200,000

	474,000	122,000	26,000	622,000

(a)	Texas and Louisiana net acres are calculated as the gross number of surface acres multiplied by our percentage ownership of the mineral interest. Alabama and Georgia net acres are calculated as the gross number of surface acres multiplied by our estimated percentage ownership of the mineral interest based on county sampling.

(b)	Includes leases in primary lease term only.

(c)	Acres being held by production are producing oil and gas in paying quantities.
Fiber Resources
     Our fiber resources segment principally focuses on the management of our timber holdings. We have about 345,000 acres of timber on our undeveloped land and over 18,000 acres of timber under lease. We sell wood fiber from our land, primarily in Georgia, and lease land for hunting and other recreational uses.
     A summary of our fiber resources results follows:

	Second Quarter		First Six Months
	2008	2007	2008	2007
	(In thousands)
Revenues	$3,093	$3,782	$5,605	$6,818
Costs and expenses	(1,682)	(1,429)	(2,730)	(4,120)

	1,411	2,353	2,875	2,698
Other operating income	—	—	1,376	—

Segment earnings	$1,411	$2,353	$4,251	$2,698

     In first six months 2008, other operating income represents a gain from partial termination of a timber lease related to 409 acres of land sold from a venture. In first six months 2008, cost and expenses decreased as result of establishing our post-spin operating structure. In first six months 2007, costs and expenses were allocated to us from Temple-Inland.

     Revenues consist of:

	Second Quarter		First Six Months
	2008	2007	2008	2007
		(In thousands)
Timber	$2,629	$3,735	$4,666	$6,713
Recreational leases and other	464	47	939	105

Total revenues	$3,093	$3,782	$5,605	$6,818

     In second quarter 2008, we sold about 262,000 tons of fiber at an average price of $10 per ton as compared to 326,000 tons in second quarter 2007 at an average price of $11 per ton, the majority of which was sold to Temple-Inland at market prices. In first six months 2008, we sold about 471,000 tons of fiber at an average price of $10 per ton as compared to 606,000 tons in first six months 2007 at an average price of $11 per ton, the majority of which was sold to Temple-Inland at market prices.
     In first six months 2007, Temple-Inland retained a greater portion of recreational lease revenue than in prior years. In 2008, we anticipate our recreational lease revenues will be about $2,000,000.
Items Not Allocated to Segments
     The increase in interest expense was due to a higher average debt balance and higher borrowing costs.
     The increase in share-based compensation was a result of recognizing accelerated expense for retirement eligible employees and fully vested awards to members of our board, and from an increase in the number of participants in our plan.
     The increase in general and administrative expenses in second quarter 2008 and first six months 2008 was due to increased costs associated with our corporate functions now that we are a stand alone public company.
Income Taxes
     Our effective tax rate was 33 percent in second quarter 2008 and first six months 2008 and 37 percent in second quarter 2007 and first six months 2007. We anticipate that our effective tax rate in 2008 will be about 34 percent.
     The 2008 rate primarily reflects a one-time tax benefit for the adjustment of deferred taxes resulting from a federal income tax rate change for qualified timber gains due to the Heartland, Habitat, Harvest and Horticulture Act of 2008.
Capital Resources and Liquidity
Sources and Uses of Cash
     Our principal operating cash requirements are for the acquisition and development of real estate, either directly or indirectly through ventures, and taxes, interest and compensation. Our principal sources of cash are proceeds from the sale of real estate and timber, the cash flow from minerals and commercial operating properties and borrowings. Operating cash flows are also affected by the timing of the payment of real estate development expenditures and the collection of proceeds from the eventual sale of the real estate, the timing of which can vary substantially depending on many factors including the size of the project, state and local permitting requirements and availability of utilities. Working capital is subject to operating needs, the timing of sales of real estate and timber, the timing of collection of mineral royalties or mineral lease payments, collection of receivables, reimbursement from utility or improvement districts and the payment of payables and expenses.

Cash Flows from Operating Activities
     Cash flows from our real estate development activities are classified as operating cash flows. Cash flows related to minerals, timber and recreational leases are also classified as operating cash flows.
     In first six months 2008, net cash used for operating activities was $20,716,000. In first six months 2007, net cash used for operating activities was $38,371,000. In first six months 2008, expenditures for real estate development and acquisitions exceeded non-cash cost of sales due to our continued development of existing real estate projects, principally in the major markets of Texas. In first six months 2007, expenditures for real estate development and acquisitions significantly exceeded our non-cash cost of sales due to the investment in four new real estate projects for $34,577,000.
Cash Flows from Investing Activities
     Capital contributions to and capital distributions from unconsolidated ventures are classified as investing activities. In addition, expenditures related to reforestation activities in our fiber resources segment are classified as investing activities.
     In first six months 2008, net cash used in investing activities was $8,332,000 because capital contributions to our unconsolidated ventures significantly exceeded our capital distributions. In first six months 2007, net cash used in investing activities was $489,000 because capital contributions to our unconsolidated ventures exceeded our capital distributions.
Cash Flows from Financing Activities
     In first six months 2008, net cash provided by financing activities was $29,290,000. In first six months 2007, net cash provided by financing activities was $37,601,000. In first six months 2008, the increase in our debt partially funded our expenditures for real estate development, principally in the major markets of Texas. In first six months 2007, the increase in our debt and note payable to Temple-Inland funded our net expenditures for real estate development and acquisition.
Liquidity, Contractual Obligations and Off-Balance Sheet Arrangements
     There have been no significant changes in our liquidity, contractual obligations and off-balance sheet arrangements since year-end 2007, except for the following:
•	We entered into an interest rate swap agreement in first quarter 2008. This instrument expires in 2010 and is for a total notional amount of $100,000,000. It is non-exchange traded and is valued using third-party resources and models. Under the agreement, we mitigate interest rate fluctuations by fixing the interest rate on the first $100,000,000 of our variable rate borrowings at 6.57 percent as compared with a floating interest rate of one month LIBOR plus 4 percent. At second quarter-end 2008, the fair value of our interest rate instrument was a $1,066,000 asset.

•	In second quarter 2008, we signed a 10-year operating lease of approximately 32,000 square feet in the Palisades West Office Park in Austin, Texas, to be occupied as our corporate headquarters commencing in fourth quarter 2008. We own a 25% interest in the Palisades West project. The estimated contractual obligation over the term of the lease is $12,300,000.

Statistical and Other Data
     A summary of our real estate projects in the entitlement process(a) at June 30, 2008 follows:

			Project
Project	County	Market	Acres(b)
California
Hidden Creek Estates	Los Angeles	Los Angeles	700
Terrace at Hidden Hills	Los Angeles	Los Angeles	30
Georgia
Ball Ground	Cherokee	Atlanta	500
Burt Creek	Dawson	Atlanta	970
Coweta South Industrial Park	Coweta	Atlanta	40
Creekview	Troup	Atlanta	470
Crossing	Coweta	Atlanta	230
Dallas Highway	Haralson	Atlanta	1,060
Fincher Road	Cherokee	Atlanta	3,950
Fox Hall	Coweta	Atlanta	960
Garland Mountain	Cherokee/Bartow	Atlanta	350
Home Place	Coweta	Atlanta	1,510
Hutchinson Mill	Troup	Atlanta	880
Jackson Park	Jackson	Atlanta	700
Lithia Springs	Haralson	Atlanta	120
Martin’s Bridge	Banks	Atlanta	970
Mill Creek	Coweta	Atlanta	770
Serenity	Carroll	Atlanta	440
Three Creeks	Troup	Atlanta	740
Waleska	Cherokee	Atlanta	150
Wolf Creek	Carroll/Douglas	Atlanta	12,230
Yellow Creek	Cherokee	Atlanta	1,060
Texas
Lake Houston	Harris/Liberty	Houston	3,700
San Jacinto	Montgomery	Houston	150
Entrada(c)	Travis	Austin	240
Woodlake Village(c)	Montgomery	Houston	680

Total			33,600

(a)	A project is deemed to be in the entitlement process when customary steps necessary for the preparation and submittal of an application, like conducting pre-application meetings or similar discussions with governmental officials, have commenced, or an application has been filed. Projects listed may have significant steps remaining, and there is no assurance that entitlements ultimately will be received.

(b)	Project acres, which are the total for the project regardless of our ownership interest, are approximate. The actual number of acres entitled may vary.

(c)	We own a 50 percent interest in these projects.

     A summary of activity within our projects in the development process, which includes entitled(a), developed and under development real estate projects, at June 30, 2008 follows:

					Residential Lots(c)		Commercial Acres(d)
					Lots Sold		Acres Sold
			Interest		Since	Lots	Since	Acres
Project	County	Market	Owned(b)		Inception	Remaining	Inception	Remaining
Projects we own
California
San Joaquin River	Contra Costa/ Sacramento	Oakland	100%		—	—	—	288
Colorado
Buffalo Highlands	Weld	Denver	100%		—	164	—	—
Johnstown Farms	Weld	Denver	100%		115	493	—	10
Pinery West	Douglas	Denver	100%		—	—	—	115
Stonebraker	Weld	Denver	100%		—	603	—	13
Westlake Highlands	Jefferson	Denver	100%		—	21	—	—
Texas
Arrowhead Ranch	Hays	Austin	100%		—	232	—	5
Caruth Lakes	Rockwall	Dallas/Fort Worth	100%		245	404	—	—
Cibolo Canyons	Bexar	San Antonio	100%		506	1,241	64	81
Harbor Lakes	Hood	Dallas/Fort Worth	100%		198	251	—	14
Harbor Mist	Calhoun	Corpus Christi	100%		—	200	—	—
Hunter’s Crossing	Bastrop	Austin	100%		308	183	38	68
La Conterra	Williamson	Austin	100%		8	501	—	60
Maxwell Creek	Collin	Dallas/Fort Worth	100%		625	398	—	—
Oak Creek Estates	Comal	San Antonio	100%		—	648	13	—
The Colony	Bastrop	Austin	100%		400	2,244	22	49
The Gables at North Hill	Collin	Dallas/Fort Worth	100%		194	89	—	—
The Preserve at Pecan Creek	Denton	Dallas/Fort Worth	100%		183	636	—	9
The Ridge at Ribelin Ranch	Travis	Austin	100%		—	—	179	22
Westside at Buttercup Creek	Williamson	Austin	100%		1,251	263	66	—
Other projects (9)	Various	Various	100%		2,536	125	245	23
Georgia
Towne West	Bartow	Atlanta	100%		—	2,674	—	121
Other projects (12)	Various	Atlanta	100%		—	2,848	—	582
Missouri and Utah
Other projects (3)	Various	Various	100%		786	231	—	—

					7,355	14,449	627	1,460

Projects in entities we consolidate
Texas
City Park	Harris	Houston	75%		1,081	230	50	105
Lantana	Denton	Dallas/Fort Worth	55	%(e)	417	1,933	—	—
Light Farms	Collin	Dallas/Fort Worth	65%		—	2,501	—	—
Stoney Creek	Dallas	Dallas/Fort Worth	90%		56	698	—	—
Timber Creek	Collin	Dallas/Fort Worth	88%		—	614	—	—
Other projects (5)	Various	Various	Various		1,000	312	24	23
Tennessee
Youngs Lane	Davidson	Nashville	60%		—	—	—	16

					2,554	6,288	74	144

Total owned and consolidated					9,909	20,737	701	1,604
Projects in ventures that we account for using the equity method
Georgia
Seven Hills	Paulding	Atlanta	50%		634	446	26	—
The Georgian	Paulding	Atlanta	38%		288	1,097	—	—
Other projects (5)	Various	Atlanta	Various		1,845	249	3	—
Texas
Bar C Ranch	Tarrant	Dallas/Fort Worth	50%		176	1,005	—	—
Fannin Farms West	Tarrant	Dallas/Fort Worth	50%		248	195	—	—
Lantana	Denton	Dallas/Fort Worth	Various(e)		1,799	49	5	75
Long Meadow Farms	Fort Bend	Houston	19%		602	1,504	54	156
Southern Trails	Brazoria	Houston	40%		294	768	—	—
Stonewall Estates	Bexar	San Antonio	25%		124	257	—	—
Summer Creek Ranch	Tarrant	Dallas/Fort Worth	50%		795	1,356	—	363
Summer Lakes	Fort Bend	Houston	50%		325	819	48	3
Village Park	Collin	Dallas/Fort Worth	50%		337	232	—	5
Waterford Park	Fort Bend	Houston	50%		—	493	—	37
Other projects (2)	Various	Various	Various		286	244	—	15
Florida
Other projects (3)	Various	Tampa	Various		473	372	—	—

Total in ventures					8,226	9,086	136	654

Combined total					18,135	29,823	837	2,258

(a)	A project is deemed entitled when all major discretionary land-use approvals have been received. Some projects may require additional permits for development.

(b)	Interest owned reflects our net equity interest in the project, whether owned directly or indirectly. There are some projects that have multiple ownership structures within them. Accordingly, portions of these projects may appear as owned, consolidated, and/or accounted for using the equity method.

(c)	Lots are for the total project, regardless of our ownership interest.

(d)	Commercial acres are for the total project, regardless of our ownership interest, and are net developable acres, which may be fewer than the gross acres available in the project.

(e)	The Lantana project consists of a series of 22 partnerships in which our voting interests range from 25 percent to 55 percent. We account for eight of these partnerships using the equity method and we consolidate the remaining partnerships.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
     The following table illustrates the estimated effect on our pre-tax income of immediate, parallel and sustained shifts in interest rates for the next 12 months at second quarter-end 2008, with comparative year-end 2007 information. This estimate assumes that debt reductions from contractual payments will be replaced with short-term, variable-rate debt; however, that may not be the financing alternative we choose.

	June 30,	December 29,
Change in Interest Rates	2008	2007
	(In thousands)
+2%	$(3,434)	$(4,774)
+1%	(1,717)	(2,387)
-1%	1,717	2,387
-2%	3,434	4,774
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
Item 4T. Controls and Procedures
     (a) Disclosure Controls and Procedures
     As of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

     (b) Changes in Internal Control over Financial Reporting
     There have been no changes in our internal control over financial reporting (as defined under Rule 13a-15(f) of the Exchange Act) that occurred during second quarter 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
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
Item 1A. Risk Factors
     There are no material changes from the risk factors as previously disclosed in our 2007 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In second quarter 2008, a total of 353 restricted shares of our common stock were withheld (all in May 2008) to pay taxes due in connection with vesting of restricted stock awards. The terms of the awards provide that the value of the restricted shares withheld will be based on the closing price per share of our common stock on the vesting date, as reported on the New York Stock Exchange. The price was $25.00 per share for all shares withheld in second quarter 2008.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     We held our 2008 annual meeting of stockholders on May 13, 2008, at which a quorum was present. The table below sets forth the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes for each matter voted upon at that meeting, as certified by the independent inspector of elections.

			Abstentions
		Against or	and Broker
Matter	For	Withheld	Non-Votes
1. Election of four directors
Kathleen Brown	29,154,549	2,992,292	—
Michael E. Dougherty	29,189,729	2,957,112	—
Thomas H. McAuley	29,629,447	2,517,394	—
William Powers, Jr.	29,168,043	2,978,798	—
2. Ratification of appointment of Ernst & Young, LLP	32,025,218	88,947	32,676
Item 5. Other Information
     None.
Item 6. Exhibits
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORESTAR REAL ESTATE GROUP INC.

Date: August 7, 2008	By:	/s/ Christopher L. Nines
Christopher L. Nines
Chief Financial Officer

	By:	/s/ Charles D. Jehl
Charles D. Jehl
Chief Accounting Officer