Form 10-Q
period 2008-09-30
Forestar Real Estate Group Inc.
filed 2008-11-06
CIK 1406587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008
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
          Yes ☐     No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding as of
Title of Each Class	October 31, 2008

Common Stock, par value $1.00 per share	35,700,139

FORESTAR REAL ESTATE GROUP INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
FORESTAR REAL ESTATE GROUP INC.
Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 29,
	2008	2007
	(In thousands)
ASSETS
Cash and cash equivalents	$7,254	$7,520
Real estate	598,659	552,210
Investment in unconsolidated ventures	115,029	101,687
Timber	52,004	54,593
Receivables, net	3,835	3,767
Prepaid expense	5,019	2,267
Property and equipment, net	2,033	1,568
Deferred tax asset	12,142	5,106
Other assets	19,046	20,008

TOTAL ASSETS	$815,021	$748,726

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$10,325	$8,002
Accrued employee compensation and benefits	2,812	3,857
Accrued interest	1,319	896
Accrued property taxes	8,790	4,459
Other accrued expenses	12,802	15,318
Other liabilities	10,885	8,349
Debt	314,586	266,015

TOTAL LIABILITIES	361,519	306,896

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN CONSOLIDATED VENTURES	7,067	8,629

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share, 25,000,000 authorized shares, none issued	—	—
Common stock, par value $1.00 per share, 200,000,000 authorized shares, 35,786,368 issued at September 30, 2008 and 35,380,385 issued at December 29, 2007	35,786	35,380
Additional paid-in capital	377,007	373,026
Retained earnings	35,025	24,795
Accumulated other comprehensive income	463	—
Treasury stock, at cost, 86,229 shares at September 30, 2008	(1,846)	—

TOTAL STOCKHOLDERS’ EQUITY	446,435	433,201

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$815,021	$748,726

Please read the notes to the consolidated financial statements.

FORESTAR REAL ESTATE GROUP INC.
Consolidated Statements of Operations
(Unaudited)

	Third Quarter		First Nine Months
	2008	2007	2008	2007
	(In thousands, except per share amounts)
REVENUES
Real estate sales	$14,532	$33,999	$54,383	$95,570
Commercial operating properties and other	6,398	6,385	19,108	19,697

Real estate	20,930	40,384	73,491	115,267
Mineral resources	9,539	7,217	40,193	16,257
Fiber resources and other	3,474	4,031	9,079	10,849

	33,943	51,632	122,763	142,373
EXPENSES
Cost of real estate sales	(6,933)	(18,775)	(28,919)	(45,147)
Cost of commercial operating properties and other	(4,087)	(2,954)	(12,516)	(11,764)
Cost of fiber resources and other	(947)	(1,492)	(2,418)	(3,314)
Other operating	(11,138)	(7,536)	(33,272)	(22,848)
General and administrative	(5,237)	(4,504)	(18,021)	(13,924)

	(28,342)	(35,261)	(95,146)	(96,997)

OPERATING INCOME	5,601	16,371	27,617	45,376

Equity in earnings of unconsolidated ventures	1,436	1,333	4,988	4,310
Minority interest in consolidated ventures	(845)	(1,010)	(1,875)	(5,039)
Interest expense	(5,079)	(2,220)	(15,747)	(6,461)
Other non-operating income	79	342	233	454

INCOME BEFORE TAXES	1,192	14,816	15,216	38,640
Income tax expense	(320)	(5,220)	(4,986)	(13,951)

NET INCOME	$872	$9,596	$10,230	$24,689

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	35,518	35,380	35,433	35,380
Diluted	35,828	35,380	35,935	35,380
NET INCOME PER COMMON SHARE
Basic	$0.02	$0.27	$0.29	$0.70
Diluted	$0.02	$0.27	$0.28	$0.70
Please read the notes to the consolidated financial statements.

FORESTAR REAL ESTATE GROUP INC.
Consolidated Statements of Cash Flows
(Unaudited)

	First Nine Months
	2008	2007
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,230	$24,689
Adjustments:
Depreciation and amortization	5,258	2,001
Deferred income taxes	(7,285)	(10,064)
Equity in earnings of unconsolidated ventures	(4,988)	(4,310)
Distributions of earnings of unconsolidated ventures	883	2,054
Minority interest in consolidated ventures	1,875	5,039
Distributions to minority interests	(3,557)	(5,335)
Share-based compensation	4,658	1,878
Non-cash real estate cost of sales	27,610	40,256
Real estate development and acquisition expenditures	(76,387)	(118,726)
Reimbursements from utility or improvement districts	374	4,332
Other changes in real estate	(521)	6,126
Gain on termination of timber lease	(1,495)	—
Cost of timber cut	2,046	3,492
Deferred income	2,010	—
Asset impairments	—	2,600
Other	(450)	(610)
Changes in:
Receivables	17	575
Prepaid and other	(2,906)	342
Accounts payable and other accrued liabilities	6,259	5,278

Net cash used in operating activities	(36,369)	(40,383)
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, equipment, software and reforestation	(2,044)	(2,430)
Investment in unconsolidated ventures	(14,962)	(10,932)
Return of investment in unconsolidated ventures	6,168	3,239
Proceeds from sale of assets	202	657

Net cash used in investing activities	(10,636)	(9,466)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of debt	(51,649)	(9,791)
Additions to debt	100,220	32,615
Note payable to Temple-Inland, net	—	39,174
Dividends and other transfers to Temple-Inland	—	(15,363)
Deferred financing fees	(1,238)	—
Exercise of stock options	896	—
Payroll taxes on restricted stock and stock options	(1,840)	—
Tax benefit from share-based compensation	81	—
Other	269	726

Net cash provided by financing activities	46,739	47,361

Net increase (decrease) in cash and cash equivalents	(266)	(2,488)
Cash and cash equivalents at beginning of period	7,520	10,350

Cash and cash equivalents at end of period	$7,254	$7,862

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
Note 2 — Basis of Presentation
     Our consolidated financial statements include all subsidiaries, ventures and other entities in which we have a controlling interest, and variable interest entities of which we are the primary beneficiary. We eliminate all significant intercompany accounts and transactions. Minority interest in consolidated entities is recognized before income taxes. We account for our investment in other entities in which we have significant influence over operations and financial policies using the equity method (we recognize our share of the entities’ income or loss and any preferential returns and treat distributions as a reduction of our investment). We account for our investment in other entities in which we do not have significant influence over operations and financial policies using the cost method (we recognize as income distribution of accumulated earnings).
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
     Certain prior year items have been reclassified to conform to the current year’s presentation, including reclassification of cost of sales of $1,516,000 and general and administrative expenses of $1,048,000 to other operating expenses.
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

•	SFAS No. 141(R), Business Combinations — This new standard requires most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at full fair value. The new standard also changes the approach to determining the purchase price; the accounting for acquisition cost; and the accounting practices for acquired contingencies, restructuring costs, long-lived assets, share-based payment awards, indemnification costs and tax benefits.

•	SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements — This new standard specifies that noncontrolling interests be reported as a part of equity, not as a liability or other item outside of equity. Currently, we report noncontrolling interests as a liability.

•	SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 — This new standard requires enhanced disclosures about derivative instruments including how and why they are used; how they are accounted for; and how they affect an entity’s financial position, financial performance and cash flows.
Note 4 — Real Estate
     Real estate consists of:

	September 30,	December 29,
	2008	2007
	(In thousands)
Entitled, developed and under development land	$435,170	$388,493
Undeveloped land and land in the entitlement process	141,733	141,012
Commercial operating properties	43,834	43,479

	620,737	572,984
Accumulated depreciation	(22,078)	(20,774)

	$598,659	$552,210

     Included in entitled, developed and under development land are the estimated costs of assets we expect to convey to utility or improvement districts of $63,542,000 at third quarter-end 2008 and $40,843,000 at year-end 2007, including $40,305,000 at third quarter-end 2008 and $25,516,000 at year-end 2007 related to our Cibolo Canyons mixed-use project near San Antonio, Texas. These costs relate to water, sewer and other infrastructure assets for which the utility or improvement districts have agreed to reimburse us, typically when these districts achieve adequate ad valorem tax base to support payment. We billed these districts $18,058,000 in first nine months 2008 and $27,282,000 in first nine months 2007, and we collected $374,000 in first nine months 2008 and $4,332,000 in first nine months 2007.
     Depreciation expense, primarily related to commercial operating properties, was $1,303,000 in first nine months 2008 and $1,493,000 in first nine months 2007 and is included in other operating expense.

Note 5 — Investment in Unconsolidated Ventures
     At third quarter-end 2008, we had ownership interests ranging from 25 to 50 percent in 15 ventures that we account for using the equity method. We have no real estate ventures that are accounted for using the cost method. Our three largest ventures are CL Realty, Temco and Palisades West. We own a 50 percent interest in both CL Realty and Temco and Cousins Real Estate Corporation owns the other 50 percent interest. We own a 25 percent interest in Palisades West, Cousins Properties Incorporated owns a 50 percent interest and Dimensional Fund Advisors LP owns the remaining 25 percent interest. Information regarding these ventures follows:
•	CL Realty, L.L.C. was formed in 2002 for the purpose of developing residential and mixed-use communities in Texas and across the southeastern United States. At third quarter-end 2008, the venture had 15 residential and mixed-use communities, of which 10 are in Texas, 3 are in Florida and 2 are in Georgia, representing about 7,600 residential lots and 576 commercial acres.

•	Temco Associates, LLC was formed in 1991 for the purpose of acquiring and developing residential real estate sites in Georgia. At third quarter-end 2008, the venture had 5 residential and mixed-use communities, representing about 1,560 residential lots, all of which are located in Paulding County, Georgia. The venture also owns approximately 5,600 acres of undeveloped land in Paulding County, Georgia. In third quarter 2008, the venture sold approximately 486 acres of undeveloped land for $6,300 per acre.

•	Palisades West LLC was formed in 2006 for the purpose of constructing a commercial office park in Austin, Texas. The project includes two office buildings totaling approximately 375,000 square feet and an accompanying parking garage. Construction of the project will be completed in fourth quarter 2008 at which time it will be approximately 67% leased. Our remaining contractual commitment for investment in this venture as of third quarter-end 2008 is $4,359,000. We have entered into a 10-year operating lease for approximately 32,000 square feet that we will occupy as our corporate headquarters commencing in fourth quarter 2008.
Combined summarized balance sheet information for our ventures accounted for using the equity method follows:

	September 30, 2008					December 29, 2007

	CL		Palisades	Other		CL		Palisades	Other
	Realty	Temco	West	Ventures	Total	Realty	Temco	West	Ventures	Total
	(in thousands)
Real estate	$123,642	$60,278	$98,133	$87,710	$369,763	$122,659	$59,992	$38,627	$36,434	$257,712
Total assets	125,149	61,411	98,449	97,854	382,863	124,419	63,481	40,444	84,879	313,223
Borrowings, principally non-recourse(a)	4,600	3,249	—	69,322	77,171	6,350	3,397	—	62,888	72,635
Total liabilities	7,933	3,996	32,818	84,638	129,385	9,903	4,437	7,584	74,981	96,905
Equity	117,216	57,415	65,630	13,215	253,476	114,516	59,044	32,860	9,898	216,318

Our investment in real estate ventures:
Our share of their equity(b)	58,608	28,707	16,851	18,536	122,702	57,258	29,522	9,362	13,228	109,370
Unrecognized deferred gain(c)	(7,059)	—	—	(614)	(7,673)	(7,069)	—	—	(614)	(7,683)

Investment in real estate ventures	$51,549	$28,707	$16,851	$17,922	$115,029	$50,189	$29,522	$9,362	$12,614	$101,687

Combined summarized income statement information for our ventures accounted for using the equity method follows:

	Third Quarter		First Nine Months
	2008	2007	2008	2007
		(In thousands)
Revenues:
CL Realty(d)	$3,040	$785	$7,714	$5,823
Temco	3,681	1,779	5,971	5,374
Palisades West LLC	51	77	160	232
Other ventures	1,330	4,493	7,933	11,963

Total	$8,102	$7,134	$21,778	$23,392

Earnings:
CL Realty(d)	$1,280	$599	$6,686	$4,152
Temco	1,597	152	1,806	511
Palisades West LLC	53	127	143	199
Other ventures	(1,938)	769	(2,163)	1,513

Total	$992	$1,647	$6,472	$6,375

Our equity in their earnings:
CL Realty(d)	$640	$300	$3,330	$2,076
Temco	798	75	901	255
Palisades West LLC	13	32	36	50
Other ventures(b)	(18)	860	711	1,582
Recognition of deferred gain(c)	3	66	10	347

Total	$1,436	$1,333	$4,988	$4,310

(a)	Total includes current maturities of $33,728,000 at third quarter-end 2008 and $36,337,000 at year-end 2007.

(b)	Our share of the equity in other ventures reflects our ownership interests ranging from 25 to 50 percent, excluding venture losses that exceed our investment where we are not obligated to fund those losses.

(c)	In 2003, we contributed real estate with a $13,800,000 carrying value to CL Realty in exchange for $13,800,000 cash and a 50 percent interest in the partnership. We deferred the $14,587,000 gain on the sale and are recognizing it as the partnership sells the real estate to third parties. The deferred gain is reflected as an offset to our investment in unconsolidated ventures.

(d)	CL Realty revenues and earnings in first nine months 2008 include $1,568,000 from leasing 241 net mineral acres to a third-party exploration and production company. Our share of earnings from this lease was $784,000 and is included in equity in earnings of unconsolidated ventures.
     In first nine months 2008, we invested $14,962,000 in these ventures and received $7,051,000 in distributions. In first nine months 2007, we invested $10,932,000 in these ventures and received $5,293,000 in distributions. Distributions include both return of investments and distributions of earnings.

Note 6 — Debt
     Debt consists of:

	September 30,	December 29,
	2008	2007
	(In thousands)
Term loan facility — due in 2010, interest payable at LIBOR + 4% (6.49% at September 30, 2008)	$175,000	$175,000
Revolving loan facility — due in 2010, interest payable at LIBOR + 4%	43,000	—
Secured promissory note — due in 2008, interest payable at 7.30%	15,994	16,431
Other indebtedness due through 2011 at variable interest rates based on prime (5.00% at September 30, 2008) and fixed interest rates ranging from 6.00% to 9.50%	80,592	74,584

	$314,586	$266,015

          Our senior credit facility and other debt agreements contain terms, conditions and financial covenants customary for such agreements including minimum levels of interest coverage and limitations on leverage. At third quarter-end 2008, we had complied with the terms, conditions and financial covenants of these agreements.
     Our senior credit facility provides for a $175,000,000 term loan and a $290,000,000 revolving line of credit. At our option, we can borrow at LIBOR plus 4 percent or Prime plus 2 percent. We may, upon notice to the lenders, request an increase in the credit facility to provide for a total of $500,000,000. The revolving line of credit includes a $100,000,000 sublimit available for letters of credit, of which $24,548,000 was outstanding at third quarter-end 2008. Total borrowings under our senior credit facility (including the face amount of letters of credit) may not exceed a borrowing base formula, and there is a $35,000,000 minimum liquidity requirement at each quarter-end. At third quarter-end 2008, we had $187,452,000 in net unused borrowing capacity under our senior credit facility.
     All borrowings under the senior credit facility are secured by (a) a pledge of approximately 250,000 acres of undeveloped land, (b) assignments of current and future leases, rents and contracts, including our mineral leases, (c) a security interest in our primary operating account, (d) pledge of the equity interests in current and future material operating subsidiaries or joint venture interests, or if such pledge is not permitted, a pledge of the right to distributions from such entities, and (e) negative pledge (without a mortgage) on all other wholly-owned assets. The senior credit facility provides for releases of real estate provided that borrowing base compliance is maintained.
     At third quarter-end 2008, unamortized fees related to our senior credit facility were $7,817,000 and are included in other assets. Amortization of these fees was $2,622,000 for first nine months 2008 and is included in interest expense.
     At third quarter-end 2008, commercial operating properties with a book value of $21,333,000 were subject to liens in connection with $15,994,000 of debt. On October 1, 2008, we refinanced this debt through 2010 with interest payable at LIBOR plus 2.5 percent or Prime, at our option. At third quarter-end 2008, entitled, developed and under development land having a book value of $155,052,000 was subject to liens in connection with $80,592,000 of principally non-recourse debt.
Note 7 — Derivative Instruments
     We periodically use interest rate agreements in the normal course of business to mitigate the risk inherent in interest rate fluctuations by entering into contracts with major U.S. securities firms.
     In first quarter 2008, we entered into a $100,000,000 notional amount interest rate swap agreement that matures in 2010. The swap agreement was designed to offset the cash flow variability of interest rate payments associated with the first $100,000,000 of our variable-rate borrowings. Under this swap agreement, we pay a fixed interest rate of 6.57 percent and receive a floating interest rate of one month LIBOR plus 4 percent (6.49 percent at third quarter-end 2008).
     At third quarter-end 2008, the fair value of the interest rate swap agreement was an $872,000 asset that is included in other assets. In third quarter 2008 the fair value of our interest rate swap agreement decreased and as a result we recognized an after-tax loss of $201,000 that is included in accumulated other comprehensive income. The fair value of the interest rate swap agreement was determined using quoted prices in active markets for identical assets (Level 1) under SFAS No. 157.
     The effectiveness of the hedge relationship is periodically assessed by comparing the present value of the cumulative change in the expected future cash flows on the variable leg of the swap and the present value of the cumulative change in the expected future hedged cash flows. In first nine months 2008, hedge ineffectiveness was not significant.

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
     Environmental remediation liabilities arise from time to time in the ordinary course of doing business and we believe we have established adequate reserves for any probable losses. We own 288 acres near Antioch, California, portions of which were sites of a Temple-Inland paper manufacturing operation that are in remediation. In second quarter 2008, we increased our reserves for environmental remediation by about $2,900,000. We estimate the cost we will likely incur to complete remediation activities will be about $5,600,000, which is included in other accrued expenses and will likely be paid in 2008 and 2009.
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
     At third quarter-end 2008, Temple-Inland and Guaranty directors and employees held 28,000 equity-settled restricted stock awards on our stock.
     The following table summarizes outstanding stock option awards on our stock held by Temple-Inland and Guaranty directors and employees at third quarter-end 2008:

			Weighted	Aggregate
		Weighted	Average	Intrinsic Value
		Average	Remaining	(Current Value
		Exercise Price	Contractual	Less Exercise
	Shares	per Share	Term	Price)
	(In thousands)		(In years)	(In thousands)
Outstanding	1,822	$19.34	5	$2,158
Exercisable	1,409	$16.84	5	$2,158

Note 10 — Other Comprehensive Income
     Other comprehensive income consists of:

	Third Quarter		First Nine Months
	2008	2007	2008	2007
		(In thousands)
Net income	$872	$9,596	$10,230	$24,689
Change in fair value of interest rate swap agreement, net of taxes	(201)	—	463	—

Other comprehensive income	$671	$9,596	$10,693	$24,689

Note 11 — Net Income per Share
     Our basic and diluted weighted average common shares outstanding are as follows:

	Third Quarter		First Nine Months
	2008	2007	2008	2007
		(In thousands)
Weighted average common shares outstanding — basic	35,518	35,380	35,433	35,380
Dilutive effect of stock options	212	—	327	—
Dilutive effect of restricted stock and restricted stock units	98	—	175	—

Weighted average common shares outstanding — diluted	35,828	35,380	35,935	35,380

     For third quarter and first nine months 2007, we computed basic and diluted net income per share based upon the number of shares of our common stock distributed by Temple-Inland on December 28, 2007.
     At third quarter-end 2008, the effect of 1,645,000 stock options and unvested shares of restricted stock were not included in the computation of diluted weighted average shares outstanding because their impact would have been anti-dilutive.
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
     Assets allocated by segment are as follows:

	September 30,	December 29,
	2008	2007
	(In thousands)
Real estate	$719,001	$658,813
Mineral resources	165	—
Fiber resources	52,394	55,011
Assets not allocated to segments	43,461	34,902

Total assets	$815,021	$748,726

     We evaluate performance based on segment earnings before unallocated items and income taxes. Segment earnings consist of operating income, equity in earnings of unconsolidated ventures and minority interest expense in consolidated ventures. Unallocated items consist of general and administrative expense, share-based compensation, other non-operating income and expense and interest expense. All our revenues are derived from U.S. operations and all our assets are located in the U.S. For first nine months 2008, revenues from one customer of our mineral resources segment represent about 10% of our total revenues.

     Segment revenues and earnings are as follows:

	Third Quarter		First Nine Months
	2008	2007	2008	2007
		(In thousands)
Revenues:
Real estate	$20,930	$40,384	$73,491	$115,267
Mineral resources	9,539	7,217	40,193	16,257
Fiber resources	3,474	4,031	9,079	10,849

Total revenues	$33,943	$51,632	$122,763	$142,373

Segment earnings:
Real estate	$1,656	$12,954	$6,073	$39,730
Mineral resources	8,182	6,801	37,934	14,873
Fiber resources	1,938	1,479	6,189	4,177

Total segment earnings	11,776	21,234	50,196	58,780
Items not allocated to segments(a)	(10,584)	(6,418)	(34,980)	(20,140)

Income before taxes	$1,192	$14,816	$15,216	$38,640

(a)	Items not allocated to segments consists of:

	Third Quarter		First Nine Months
	2008	2007	2008	2007
		(In thousands)
General and administrative expense	$(4,454)	$(4,204)	$(14,808)	$(12,255)
Share-based compensation expense	(1,130)	(336)	(4,658)	(1,878)
Interest expense	(5,079)	(2,220)	(15,747)	(6,461)
Other non-operating income	79	342	233	454

	$(10,584)	$(6,418)	$(34,980)	$(20,140)

Note 13 — Share-Based Compensation
POST-SPIN AWARDS
     A summary of the awards granted under our 2007 Stock Incentive Plan follows.
Cash-settled awards
     Cash-settled awards vest 50 percent after year one and 50 percent after year two from the date of grant and provide for accelerated vesting upon retirement, death, disability or if there is a change in control. The following table summarizes the activity of awards granted under our plan for first nine months 2008:

		Weighted
		Average
		Grant
	Equivalent	Date Fair
	Units	Value Per Unit
	(In
	thousands)
Non-vested as of December 29, 2007	—	$—
Granted	6	28.85
Vested	—	—
Forfeited	(1)	28.85

Non-vested as of September 30, 2008	5	$28.85

     The aggregate current value of non-vested awards as of September 30, 2008 is $78,000.
Equity-settled awards
     Equity-settled awards in the form of restricted stock units granted to our directors are fully vested at the time of grant and payable upon retirement. The following table summarizes the activity of awards granted under our plan for first nine months 2008:

Weighted
Average
Grant
	Equivalent	Date Fair
	Units	Value Per Unit
(In
thousands)
Non-vested as of December 29, 2007	—	$—
Granted	51	22.52
Vested	(51)	22.52
Forfeited	—	—

Non-vested as of September 30, 2008	—	$—

     The total fair value of awards vested in first nine months of 2008 was $1,350,000, of which $600,000 are deferred.

Restricted stock
     Restricted stock awards vest after three years if we achieve a minimum one percent annualized return on assets over such three-year period. The following table summarizes the activity of awards granted under our plan for first nine months 2008:

		Weighted
		Average
		Grant
	Restricted	Date Fair
	Shares	Value Per Share
	(In
	thousands)
Non-vested as of December 29, 2007	—	$—
Granted	162	27.45
Vested	—	—
Forfeited	(6)	28.85

Non-vested as of September 30, 2008	156	$27.39

The aggregate current value of non-vested awards as of September 30, 2008 is $2,301,000, or $14.75 per share.
Stock options
     Stock options have a ten-year term, generally become exercisable ratably over three to four years and provide for accelerated or continued vesting upon retirement, death, disability or if there is a change in control. Options were granted with an exercise price equal to the market value of our stock on the date of grant. The following table summarizes the activity of awards granted under our plan for first nine months 2008:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Options	Price per	Contractual
	Outstanding	Share	Term
	(In
	thousands)		(In years)
Balance as of December 29, 2007	—	$—	—
Granted	624	28.85
Exercised	—	—
Forfeited	(2)	28.85

Balance as of September 30, 2008	622	$28.85	9

Options Exercisable as of September 30, 2008	14	$28.85	9

     There was no aggregate intrinsic value for stock options outstanding or exercisable at September 30, 2008.
     Stock options are valued based upon the Black-Scholes option pricing model. Awards granted in first nine months 2008 were valued based upon the following assumptions:

Expected dividend yield	0.0%
Expected stock price volatility	31.0%
Risk-free interest rate	2.7%
Expected life of options (years)	6
Weighted average estimated fair value of options granted	$10.22
     We have limited historical experience as a stand alone company so we utilized alternative methods in determining our valuation assumptions. The expected life was based on the simplified method utilizing the midpoint between the vesting period and the contractual life of the awards. The expected stock price volatility was based on historical prices of our peers’ common stock for a period corresponding to the expected life of the options. Pre-vesting forfeitures are estimated based upon the pool of participants and their expected activity.
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
Cash-settled awards
     Cash-settled awards generally vest and are paid after three years from the date of grant or the attainment of defined performance goals, generally measured over a three-year period. A summary of cash-settled awards outstanding to our directors and employees at third quarter-end 2008, following the adjustments described previously, follows:

		Aggregate
	Equivalent	Current
	Units	Value
	(In thousands)
Awards on Forestar stock	38	$561
Awards on Guaranty stock	38	150
Awards on Temple-Inland stock	114	1,741

		$2,452

     In first nine months 2008, we paid $138,000 to settle vested cash awards.
Restricted stock
     All outstanding restricted stock awards at year-end 2007 vested in first quarter 2008. The total fair value of these awards was $474,000.

Stock options
     Stock options have a ten-year term, generally become exercisable ratably over four years and provide for accelerated or continued vesting upon retirement, death, disability or if there is a change in control. Options were granted with an exercise price equal to the market value of Temple-Inland common stock on the date of grant. A summary of stock option awards outstanding to our directors and employees at third quarter-end 2008, following the adjustments described previously, follows:

				Aggregate
				Intrinsic
				Value
		Weighted	Weighted	(Current
		Average	Average	Value
		Exercise	Remaining	Less
		Price	Contractual	Exercise
	Shares	per Share	Term	Price)
	(In			(In
	thousands)		(In years)	thousands)
Outstanding on Forestar stock	86	$21.12	6	$93
Outstanding on Guaranty stock	86	13.55	6	—
Outstanding on Temple-Inland stock	254	16.90	6	551

				$644

Exercisable on Forestar stock	57	$17.64	5	$93
Exercisable on Guaranty stock	57	11.32	5	—
Exercisable on Temple-Inland stock	170	14.14	5	551

				$644

     The intrinsic value of options exercised in first nine months 2008 was $146,000.
Share-Based Compensation Expense
     Pre-tax share-based compensation expense for post-spin and pre-spin awards consists of:

	Third Quarter		First Nine Months
	2008	2007	2008	2007
		(In thousands)
Cash-settled awards	$310	$220	$505	$1,360
Equity-settled awards	—	—	750	—
Restricted stock	360	34	877	108
Stock options	460	82	2,526	410

	$1,130	$336	$4,658	$1,878

     The fair value of awards granted to retirement-eligible employees and expensed at the date of grant was $1,321,000 in first nine months 2008.
     Pre-tax share-based compensation expense is included in:

	Third Quarter		First Nine Months
	2008	2007	2008	2007
		(In thousands)
General and administrative expense	$829	$300	$3,258	$1,669
Other operating expense	301	36	1,400	209

	$1,130	$336	$4,658	$1,878

Unrecognized share-based compensation for post-spin awards not vested was $7,357,000 at third quarter-end 2008. It is likely that this cost will be recognized as expense over the next three years. Unrecognized share-based compensation for pre-spin awards not vested was $854,000 at third quarter-end 2008. It is likely that this cost will be recognized as expense over the next two years.
     In connection with restricted stock vested and stock options exercised, we withheld shares having a value of $1,840,000 for payment of payroll taxes in first nine months 2008. These shares are accounted for as treasury stock. Payroll taxes on restricted stock and stock options are reflected in financing activities in our consolidated statement of cash flows.
Note 14 — Income Taxes
     Our effective tax rate was 27 percent in third quarter 2008 and 33 percent in the first nine months 2008. Our effective tax rate was 35 percent in third quarter 2007 and 36 percent for the first nine months 2007. We anticipate that our effective tax rate in 2008 will be about 33 percent.
     The 2008 rate reflects a one-time tax benefit for the adjustment of deferred taxes resulting primarily from a federal income tax rate change for qualified timber gains due to the Food, Conservation and Energy Act of 2008 which was enacted in June 2008.

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
Forward-Looking Statements
     This Quarterly Report on Form 10-Q and other materials we have filed or may file with the Securities and Exchange Commission contain “forward-looking statements” within the meaning of the federal securities laws. These forward-looking statements are identified by their use of terms and phrases such as “believe,” “anticipate,” “could,” “estimate,” “likely,” “intend,” “may,” “plan,” “expect,” and similar expressions, including references to assumptions. These statements reflect our current views with respect to future events and are subject to risk and uncertainties. We note that a variety of factors and uncertainties could cause our actual results to differ significantly from the results discussed in the forward-looking statements. Factors and uncertainties that might cause such differences include, but are not limited to:
•	general economic, market or business conditions;

•	the opportunities (or lack thereof) that may be presented to us and that we may pursue;

•	future residential or commercial entitlements;

•	expected development timetables and projected timing for sales of lots or other parcels of land;

•	development approvals and the ability to obtain such approvals;

•	the anticipated price ranges of lots in our developments;

•	the number, price and timing of land sales or acquisitions;

•	absorption rates and expected gains on land and lot sales;

•	the levels of resale inventory in our development projects and the regions in which they are located;

•	the development of relationships with strategic partners;

•	fluctuations in costs and expenses;

•	demand for new housing, which can be affected by the availability of mortgage credit;

•	government energy policies;

•	demand for oil and gas;

•	fluctuations in oil and gas prices;

•	competitive actions by other companies;

•	changes in laws or regulations and actions or restrictions of regulatory agencies;

•	the results of financing efforts, including our ability to obtain financing with favorable terms;

•	the ability to complete merger, acquisition or divestiture plans; regulatory or other limitations imposed as a result of a merger, acquisition or divestiture; and the success of the business following a merger, acquisition or divestiture; and

•	the final resolutions or outcomes with respect to our contingent and other corporate liabilities related to our business.

•	our customers may be unwilling or unable to meet lot takedown commitments due to liquidity limitations or slowing market conditions.
     Other factors, including the risk factors described in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Item 1A of our 2007 Annual Report on Form 10-K, may also cause actual results to differ materially from those projected by our forward-looking statements. New factors emerge from time to time and it is not possible for us to predict all such factors, nor can we assess the impact of any such factor on our business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.
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
Introduction
     In first quarter 2008, we changed our reportable segments to reflect our post-spin management of the operations transferred to us from Temple-Inland. All prior period segment information has been reclassified to conform to the current presentation. We manage our operations through three business segments:
•	Real estate,

•	Mineral resources, and

•	Fiber resources.
     Our strategy is to maximize and grow long-term stockholder value through:
•	entitlement and development of real estate;

•	realization of value from natural resources; and

•	growth through strategic and disciplined investment in real estate.
     Unless otherwise indicated, information is presented as of September 30, 2008, and references to acreage owned include all acres owned by ventures regardless of our ownership interest in a venture.
     Our operations are affected to varying degrees by supply and demand factors and economic conditions including availability of mortgage credit; changes in interest rates; new housing starts; real estate values; employment levels; market prices for oil, gas and timber; and the overall strength of the U.S. economy.
Critical Accounting Policies and Estimates
     There have been no significant changes in our critical accounting policies or estimates in first nine months 2008 from those disclosed in our 2007 Annual Report on Form 10-K.
Recent Accounting Standards
     Please read Note 3 to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

Results of Operations
     Net income was $872,000, or $0.02 per diluted share, in third quarter 2008, compared with $9,596,000, or $0.27 per diluted share, for third quarter 2007. Net income for first nine months 2008 was $10,230,000, or $0.28 per diluted share, compared with $24,689,000, or $0.70 per diluted share, for first nine months 2007.
     Current conditions in the residential development industry are difficult due to the oversupply of housing, declining sales volume for existing and new homes, flat to declining sales prices and a significant tightening of mortgage credit. A decline in consumer confidence is also evident. Some home builders are experiencing liquidity shortfalls and are unwilling or unable to close committed lot purchases. All geographic markets and products have not been affected to the same extent or with equal severity, but most have experienced declines. It is likely these conditions will continue throughout 2008 and into 2009.
     Market conditions in the oil and gas industry have declined as oil and gas prices have decreased. Exploration and production companies have reduced capital expenditures for lease acquisition and production due to reduced oil and gas pricing and tightened credit markets. These conditions may impact the demand for new mineral leases.
     Fiber demand from the pulp and paper industry is stable. Pulpwood prices in our market areas have increased modestly due to balanced demand for containerboard. Sawtimber prices have declined due to the decrease in demand for lumber products consistent with the decline in the housing industry.
     A summary of our consolidated results follows:

	Third Quarter		First Nine Months
	2008	2007	2008	2007
		(In thousands)
Revenues:
Real estate	$20,930	$40,384	$73,491	$115,267
Mineral resources	9,539	7,217	40,193	16,257
Fiber resources	3,474	4,031	9,079	10,849

Total revenues	$33,943	$51,632	$122,763	$142,373

Segment earnings:
Real estate	$1,656	$12,954	$6,073	$39,730
Mineral resources	8,182	6,801	37,934	14,873
Fiber resources	1,938	1,479	6,189	4,177

Total segment earnings	11,776	21,234	50,196	58,780

Items not allocated to segments:
General and administrative expense	(4,454)	(4,204)	(14,808)	(12,255)
Share-based compensation expense	(1,130)	(336)	(4,658)	(1,878)
Interest expense	(5,079)	(2,220)	(15,747)	(6,461)
Other non-operating income	79	342	233	454

Income before taxes	1,192	14,816	15,216	38,640
Income tax expense	(320)	(5,220)	(4,986)	(13,951)

Net income	$872	$9,596	$10,230	$24,689

     Significant aspects of our results of operations follow:
Third Quarter and First Nine Months 2008 and 2007
•	Mineral resources segment earnings increased in first nine months 2008 as a result of bonus payments received for leasing about 55,900 net mineral acres. This leasing activity was located principally in East Texas and was driven by our proximity to the Cotton Valley, James Lime and Haynesville natural gas formations. Mineral resources earnings also benefited from increased production volumes and higher oil and gas prices in first nine months 2008.

•	Real estate segment earnings declined principally due to decreased commercial sales activity, a continued decrease in the sales of residential real estate and increased costs associated with environmental remediation activities. First nine months 2007 includes two sales aggregating 73 acres of undeveloped commercial real estate on which we recognized gains of $14,039,000.

•	Fiber resources segment earnings for first nine months 2008 increased primarily as a result of gain from partial termination of a timber lease.

•	Interest expense increased as a result of higher debt levels and higher borrowing costs.

•	Share-based compensation expense increased primarily due to accelerated expense recognition in conjunction with awards granted to retirement-eligible employees, and an increase in the number of participants in our plan.

•	General and administrative expenses increased as a result of costs associated with the continued development of corporate functions necessary as a stand alone public company.
Real Estate
     We own directly or through ventures over 368,000 acres of real estate located in ten states and 13 markets. Our real estate segment secures entitlements and develops infrastructure on our lands, primarily for single-family residential and mixed-use communities. We own approximately 300,000 acres in a broad area around Atlanta, Georgia, with the balance located primarily in Texas. We invest in new projects principally in our strategic growth corridors, regions of accelerated growth across the southern half of the United States that possess key demographic and growth characteristics that we believe make them attractive for long-term real estate investment.
     A summary of our real estate results follows:

	Third Quarter		First Nine Months
	2008	2007	2008	2007
		(In thousands)
Revenues	$20,930	$40,384	$73,491	$115,267
Costs and expenses	(19,738)	(27,753)	(69,369)	(74,808)

	1,192	12,631	4,122	40,459
Equity in earnings of unconsolidated ventures	1,309	1,333	3,826	4,310
Minority interest expense in consolidated ventures	(845)	(1,010)	(1,875)	(5,039)

Segment earnings	$1,656	$12,954	$6,073	$39,730

     In first nine months 2008, costs and expenses include a $3,500,000 charge principally related to environmental remediation activities.

     Revenues in our owned and consolidated ventures consist of:

	Third Quarter		First Nine Months
	2008	2007	2008	2007
	(In thousands)
Residential real estate	$5,467	$13,064	$30,398	$47,575
Commercial real estate	3,551	15,236	9,243	34,587
Undeveloped land	5,513	5,700	14,741	13,408
Commercial operating properties	5,118	5,066	16,491	15,502
Other	1,281	1,318	2,618	4,195

Total revenues	$20,930	$40,384	$73,491	$115,267
     Units sold in our owned and consolidated ventures consist of:

	Third Quarter		First Nine Months
	2008	2007	2008	2007
Residential real estate:
Lots sold	97	215	596	865
Revenue per lot sold	$60,229	$56,811	$50,716	$53,538

Commercial real estate:
Acres sold	16	83	53	145
Revenue per acre sold	$223,140	$182,705	$174,180	$238,159

Undeveloped land:
Acres sold	1,287	770	3,140	1,924
Revenue per acre sold	$4,284	$7,400	$4,695	$6,968
     Residential real estate revenues principally consist of the sale of single-family lots to national, regional and local homebuilders. In third quarter and first nine months 2008, residential real estate revenues declined as a result of decreased demand for single-family lots due to the overall decline in the housing industry and significant tightening of mortgage credit availability. We expect this trend to continue throughout the remainder of 2008 and into 2009.
     In first nine months 2007, commercial real estate revenue includes $22,992,000 from two sales aggregating 73 acres on which we recognized gains of $14,039,000.
     In first nine months 2008, the Ironstob venture, in which we own a 58 percent interest, sold about 409 acres of undeveloped land for about $6,100 per acre.

     Information about our real estate projects and our real estate ventures follows:

	Third Quarter-End
	2008	2007
Owned and consolidated ventures:
Entitled, developed and under development land
Number of projects	56	53
Residential lots remaining	20,623	20,358
Commercial acres remaining	1,589	1,170
Undeveloped land and land in the entitlement process
Number of projects	24	22
Acres in entitlement process	32,680	25,890
Acres sold (for first nine months)	3,140	1,924
Acres undeveloped	311,597	324,449
Ventures accounted for using the equity method:
Ventures’ lot sales (for first nine months)
Lots sold	205	533
Revenue per lot sold	$55,942	$55,755
Ventures’ entitled, developed and under development land
Number of projects	21	22
Residential lots remaining	9,346	9,558
Commercial acres remaining	666	720
Ventures’ undeveloped land and land in the entitlement process
Number of projects	2	2
Acres in entitlement process	1,080	860
Acres sold (for first nine months)	486	—
Acres undeveloped	5,641	6,258
     In our owned and consolidated ventures, the increase in acres in the entitlement process at third quarter-end 2008 is primarily due to the movement of about 9,800 acres into the entitlement process from undeveloped land which was partially offset by the movement of about 3,200 acres into entitled, developed and under development land.
Mineral Resources
     We own directly or through ventures about 622,000 net acres of oil and gas mineral interests. Our mineral resources segment is focused on maximizing the value from royalties and other lease revenues from our oil and gas mineral interests located in Texas, Louisiana, Alabama and Georgia. At third quarter-end 2008, we have about 117,000 net acres under lease and about 27,000 net acres held by production.
     A summary of our mineral resources results follows:

	Third Quarter		First Nine Months
	2008	2007	2008	2007
		(In thousands)
Revenues	$9,539	$7,217	$40,193	$16,257
Operating expenses	(1,484)	(416)	(3,421)	(1,384)

	8,055	6,801	36,772	14,873
Equity in earnings of unconsolidated ventures	127	—	1,162	—

Segment earnings	$8,182	$6,801	$37,934	$14,873

     In first nine months 2008, equity in earnings of unconsolidated ventures includes our share of a lease bonus payment as a result of leasing 241 net mineral acres for $1,568,000. In first nine months 2008, costs and expenses include $1,282,000 related to oil and gas production severance taxes. In first nine months 2007, oil and gas production severance taxes were reflected as a reduction of revenues.

     Revenues consist of:

	Third Quarter		First Nine Months
	2008	2007	2008	2007
		(In thousands)
Royalties	$7,790	$2,860	$16,230	$8,834
Other lease revenues	1,749	4,357	23,963	7,423

Total revenues	$9,539	$7,217	$40,193	$16,257

     In third quarter 2008, other lease revenues include $1,084,000 in lease bonus payments as result of leasing over 3,200 net mineral acres. In first nine months 2008, other lease revenues include $21,650,000 in lease bonus payments as result of leasing about 55,900 net mineral acres. This leasing activity was located principally in East Texas and was driven by our proximity to the Cotton Valley, James Lime and Haynesville natural gas formations.
     In third quarter 2008, royalty revenue includes our share of over 23,000 barrels of oil and approximately 437 million cubic feet (mmcf) of natural gas production related to our royalty interests. In first nine months 2008, royalty revenue includes our share of about 66,500 barrels of oil and approximately 970 mmcf of natural gas production related to our royalty interests. In third quarter and first nine months 2008, royalty revenues benefited from increased production volume, higher oil and natural gas prices and new production activity.
     A summary of our oil and gas mineral interests unleased, leased and held by production at third quarter-end 2008 follows:

			Held By
State	Unleased	Leased(a)	Production(b)	Total(c)
	(Net acres)
Texas	120,000	104,000	20,000	244,000
Louisiana	110,000	4,000	7,000	121,000
Alabama	48,000	9,000	—	57,000
Georgia	200,000	—	—	200,000

	478,000	117,000	27,000	622,000

(a)	Includes leases in primary lease term only.

(b)	Acres being held by production are producing oil or gas in paying quantities.

(c)	Texas and Louisiana net acres are calculated as the gross number of surface acres multiplied by our percentage ownership of the mineral interest. Alabama and Georgia net acres are calculated as the gross number of surface acres multiplied by our estimated percentage ownership of the mineral interest based on county sampling.

Fiber Resources
     Our fiber resources segment focuses principally on the management of our timber holdings. We have about 343,000 acres of timber on our undeveloped land and over 18,000 acres of timber under lease. We sell wood fiber from our land, primarily in Georgia, and lease land for hunting and other recreational uses.
     A summary of our fiber resources results follows:

	Third Quarter		First Nine Months
	2008	2007	2008	2007
	(In thousands)
Revenues	$3,474	$4,031	$9,079	$10,849
Costs and expenses	(1,581)	(2,552)	(4,311)	(6,672)

	1,893	1,479	4,768	4,177

Other operating income	45	—	1,421	—

Segment earnings	$1,938	$1,479	$6,189	$4,177

     In first nine months 2008, cost and expenses decreased as result of establishing our post-spin operating structure. In first nine months 2007, costs and expenses were allocated to us from Temple-Inland. In first nine months 2008, other operating income principally reflects a gain from partial termination of a timber lease related to 409 acres of land sold from the Ironstob venture.
     Revenues consist of:

	Third Quarter		First Nine Months
	2008	2007	2008	2007
	(In thousands)
Fiber	$2,885	$3,616	$7,495	$10,329
Recreational leases and other	589	415	1,584	520

Total revenues	$3,474	$4,031	$9,079	$10,849

      Fiber sold consists of:

	Third Quarter		First Nine Months
	2008	2007	2008	2007
Tons sold	296,530	292,142	767,983	898,374
Revenue per ton sold	$9.73	$12.38	$9.76	$11.50
     In third quarter and first nine months 2008, revenue per ton decreased compared with 2007. In 2008, we harvested and sold higher levels of pulpwood than sawtimber due to the stable demand for containerboard. The majority of our sales were to Temple-Inland at market prices.
     In first nine months 2007, Temple-Inland retained a greater portion of recreational lease revenues. In 2008, we anticipate our recreational lease revenues will be about $2,000,000.
Items Not Allocated to Segments
     The increase in interest expense was due to a higher average debt balance and higher borrowing costs.
     The increase in share-based compensation expense was a result of recognizing accelerated expense for retirement eligible employees and fully vested awards to members of our board, and from an increase in the number of participants in our plan.
     The increase in general and administrative expenses in third quarter 2008 and first nine months 2008 was due to increased costs associated with our corporate functions now that we are a stand alone public company.
Income Taxes
     Our effective tax rate was 27 percent in third quarter 2008 and 33 percent in first nine months 2008. Our effective tax rate was 35 percent in third quarter 2007 and 36 percent for first nine months 2007. We anticipate that our effective tax rate in 2008 will be about 33 percent.
     The 2008 rate reflects a one-time tax benefit for the adjustment of deferred taxes resulting from a federal income tax rate change for qualified timber gains due to the Food, Conservation and Energy Act of 2008 which was enacted in June 2008.

Capital Resources and Liquidity
Sources and Uses of Cash
     Our principal operating cash requirements are for the acquisition and development of real estate, either directly or indirectly through ventures, and taxes, interest and compensation. Our principal sources of cash are proceeds from the sale of real estate and timber, the cash flow from minerals and commercial operating properties and borrowings. Operating cash flows are also affected by the timing of the payment of real estate development and acquisition expenditures and the collection of proceeds from the eventual sale of the real estate, the timing of which can vary substantially depending on many factors including the size of the project, state and local permitting requirements and availability of utilities. Working capital is subject to operating needs, the timing of sales of real estate and timber, the timing of collection of mineral royalties or mineral lease payments, collection of receivables, reimbursement from utility or improvement districts and the payment of payables and expenses.
Cash Flows from Operating Activities
     Cash flows from our real estate development activities, minerals, fiber and recreational leases are classified as operating cash flows. In first nine months 2008, net cash used for operating activities was $36,369,000 as expenditures for real estate development and acquisitions exceeded non-cash cost of sales due to our continued development of existing real estate projects, principally in the major markets of Texas. In first nine months 2008, we invested $24,362,000 in our Cibolo Canyons mixed-use project located near San Antonio, Texas. In first nine months 2007, net cash used for operating activities was $40,383,000 as expenditures for real estate development and acquisitions exceeded our non-cash cost of sales due to the investment in four new real estate projects for $44,971,000.
Cash Flows from Investing Activities
     Capital contributions to and capital distributions from unconsolidated ventures are classified as investing activities. In addition, expenditures related to reforestation activities in our fiber resources segment are classified as investing activities.
     In first nine months 2008, net cash used in investing activities was $10,636,000 because capital contributions to our unconsolidated ventures exceeded our capital distributions. In first nine months 2008, we contributed $7,458,000 to our Palisades West LLC venture. In first nine months 2007, net cash used in investing activities was $9,466,000 because capital contributions to our unconsolidated ventures exceeded our capital distributions.
Cash Flows from Financing Activities
     In first nine months 2008, net cash provided by financing activities was $46,739,000. In first nine months 2007, net cash provided by financing activities was $47,361,000. In first nine months 2008, the increase in our debt partially funded our expenditures for real estate development, principally in the major markets of Texas. In first nine months 2007, the increase in our debt and note payable to Temple-Inland funded our net expenditures for real estate development and acquisitions.
Liquidity, Contractual Obligations and Off-Balance Sheet Arrangements
     There have been no significant changes in our liquidity, contractual obligations and off-balance sheet arrangements since year-end 2007, except for the following:
•	We entered into an interest rate swap agreement in first quarter 2008. This instrument expires in 2010 and is for a total notional amount of $100,000,000. It is non-exchange traded and is valued using third-party resources and models. Under the agreement, we mitigate interest rate fluctuations by fixing the interest rate on the first $100,000,000 of our variable rate borrowings at 6.57 percent as compared with a floating interest rate of one month LIBOR plus 4 percent (6.49 percent at third quarter-end 2008). At third quarter-end 2008, the fair value of our interest rate instrument was an $872,000 asset.

•	In second quarter 2008, we signed a 10-year operating lease of approximately 32,000 square feet in the Palisades West Office Park in Austin, Texas, to be occupied as our corporate headquarters commencing in fourth quarter 2008. We own a 25% interest in the Palisades West project. The estimated contractual obligation over the term of the lease is $12,300,000.

•	As a result of current financial market conditions, we closely monitor the banks in our senior credit facility. We have not experienced any difficulty borrowing under our credit facility to date.

Statistical and Other Data
     A summary of our real estate projects in the entitlement process (a) at September 30, 2008 follows:

			Project
Project	County	Market	Acres(b)
California
Hidden Creek Estates	Los Angeles	Los Angeles	700
Terrace at Hidden Hills	Los Angeles	Los Angeles	30
Georgia
Ball Ground	Cherokee	Atlanta	500
Burt Creek	Dawson	Atlanta	970
Coweta South Industrial Park	Coweta	Atlanta	40
Creekview	Troup	Atlanta	470
Crossing	Coweta	Atlanta	230
Dallas Highway	Haralson	Atlanta	1,060
Fincher Road	Cherokee	Atlanta	3,950
Fox Hall	Coweta	Atlanta	960
Garland Mountain	Cherokee/Bartow	Atlanta	350
Home Place	Coweta	Atlanta	1,510
Hutchinson Mill	Troup	Atlanta	880
Jackson Park	Jackson	Atlanta	700
Lithia Springs	Haralson	Atlanta	120
Martin’s Bridge	Banks	Atlanta	970
Mill Creek	Coweta	Atlanta	770
Serenity	Carroll	Atlanta	440
Three Creeks	Troup	Atlanta	740
Waleska	Cherokee	Atlanta	150
Wolf Creek	Carroll/Douglas	Atlanta	12,230
Yellow Creek	Cherokee	Atlanta	1,060
Texas
Lake Houston	Harris/Liberty	Houston	3,700
San Jacinto	Montgomery	Houston	150
Entrada (c)	Travis	Austin	240
Woodlake Village (c)	Montgomery	Houston	840

Total			33,760

(a)	A project is deemed to be in the entitlement process when customary steps necessary for the preparation and submittal of an application, like conducting pre-application meetings or similar discussions with governmental officials, have commenced, or an application has been filed. Projects listed may have significant steps remaining, and there is no assurance that entitlements ultimately will be received.

(b)	Project acres, which are the total for the project regardless of our ownership interest, are approximate. The actual number of acres entitled may vary.

(c)	We own a 50 percent interest in these projects.

     A summary of activity within our projects in the development process, which includes entitled(a), developed and under development real estate projects, at September 30, 2008 follows:

				Residential Lots(c)		Commercial Acres(d)
				Lots Sold		Acres Sold
			Interest	Since	Lots	Since	Acres
Project	County	Market	Owned(b)	Inception	Remaining	Inception	Remaining
Projects we own California
San Joaquin River	Contra Costa/ Sacramento	Oakland	100%	—	—	—	288

Colorado
Buffalo Highlands	Weld	Denver	100%	—	164	—	—
Johnstown Farms	Weld	Denver	100%	115	493	—	10
Pinery West	Douglas	Denver	100%	—	—	—	115
Stonebraker	Weld	Denver	100%	—	603	—	13
Westlake Highlands	Jefferson	Denver	100%	—	21	—	—
Texas
Arrowhead Ranch	Hays	Austin	100%	—	232	—	6
Caruth Lakes	Rockwall	Dallas/Fort Worth	100%	245	404	—	—
Cibolo Canyons	Bexar	San Antonio	100%	518	1,229	64	81
Harbor Lakes	Hood	Dallas/Fort Worth	100%	199	250	—	14
Harbor Mist	Calhoun	Corpus Christi	100%	—	200	—	—
Hunter’s Crossing	Bastrop	Austin	100%	308	183	38	68
La Conterra	Williamson	Austin	100%	24	485	—	60
Maxwell Creek	Collin	Dallas/Fort Worth	100%	634	389	—	—
Oak Creek Estates	Comal	San Antonio	100%	—	648	13	—
The Colony	Bastrop	Austin	100%	405	2,239	22	49
The Gables at North Hill	Collin	Dallas/Fort Worth	100%	195	88	—	—
The Preserve at Pecan Creek	Denton	Dallas/Fort Worth	100%	190	629	—	9
The Ridge at Ribelin Ranch	Travis	Austin	100%	—	—	179	22
Westside at Buttercup Creek	Williamson	Austin	100%	1,267	247	66	—
Other projects (9)	Various	Various	100%	2,537	143	245	23
Georgia
Towne West	Bartow	Atlanta	100%	—	2,674	—	121
Other projects (12)	Various	Atlanta	100%	—	2,848	—	582
Missouri and Utah
Other projects (3)	Various	Various	100%	790	227	—	—

				7,427	14,396	627	1,461

Projects in entities we consolidate
Texas
City Park	Harris	Houston	75%		1,086	225	50	105
Lantana	Denton	Dallas/Fort Worth	55	%(e)	436	1,914	—	—
Light Farms	Collin	Dallas/Fort Worth	65%		—	2,501	—	—
Stoney Creek	Dallas	Dallas/Fort Worth	90%		57	697	—	—
Timber Creek	Collin	Dallas/Fort Worth	88%		—	614	—	—
Other projects (5)	Various	Various	Various		1,000	276	24	23
Tennessee
Youngs Lane	Davidson	Nashville	60%		—	—	16	—

					2,579	6,227	90	128

Total owned and consolidated					10,006	20,623	717	1,589

Projects in ventures that we account for using the equity method
Georgia
Seven Hills	Paulding	Atlanta	50%		634	446	26	—
The Georgian	Paulding	Atlanta	38%		288	1,097	—	—
Other projects (5)	Various	Atlanta	Various		1,845	249	3	—
Texas
Bar C Ranch	Tarrant	Dallas/Fort Worth	50%		176	1,005	—	—
Fannin Farms West	Tarrant	Dallas/Fort Worth	50%		251	129	—	15
Lantana	Denton	Dallas/Fort Worth	Various(e)		1,800	48	5	75
Long Meadow Farms	Fort Bend	Houston	19%		602	1,504	54	156
Southern Trails	Brazoria	Houston	40%		310	752	—	—
Stonewall Estates	Bexar	San Antonio	25%		147	207	—	—
Summer Creek Ranch	Tarrant	Dallas/Fort Worth	50%		796	1,772	—	363
Summer Lakes	Fort Bend	Houston	50%		325	819	52	3
Village Park	Collin	Dallas/Fort Worth	50%		339	221	3	2
Waterford Park	Fort Bend	Houston	50%		—	493	—	37
Other projects (2)	Various	Various	Various		292	232	—	15
Florida
Other projects (3)	Various	Tampa	Various		473	372	—	—

Total in ventures					8,278	9,346	143	666

Combined total					18,284	29,969	860	2,255

(a)	A project is deemed entitled when all major discretionary land-use approvals have been received. Some projects may require additional permits for development.

(b)	Interest owned reflects our net equity interest in the project, whether owned directly or indirectly. There are some projects that have multiple ownership structures within them. Accordingly, portions of these projects may appear as owned, consolidated, and/or accounted for using the equity method.

(c)	Lots are for the total project, regardless of our ownership interest.

(d)	Commercial acres are for the total project, regardless of our ownership interest, and are net developable acres, which may be fewer than the gross acres available in the project.

(e)	The Lantana project consists of a series of 22 partnerships in which our voting interests range from 25 percent to 55 percent. We account for eight of these partnerships using the equity method and we consolidate the remaining partnerships.

     A summary of our commercial operating properties and commercial and condominium projects at September 30, 2008 follows:

			Interest
Project	County	Market	Owned(a)	Type	Description
Radisson Hotel	Travis	Austin	100%	Hotel	413 guest rooms and suites
Palisades West	Travis	Austin	25%	Office	375,000 square feet
Presidio at Judge’s Hill	Travis	Austin	60%	Condominium	45 units
Las Brisas	Williamson	Austin	49%	Multi-Family	414 unit luxury apartment
Harbor Lakes Golf Club	Hood	Dallas/Fort Worth	100%	Golf Club	18 hole golf course and club
Gulf Coast Apartments	Various	Various	2%	Multi-Family	9 apartment communities

(a)	Interest owned reflects our net equity interest in the project, whether owned directly or indirectly.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
     The following table illustrates the estimated effect on our pre-tax income of immediate, parallel and sustained shifts in interest rates for the next 12 months at third quarter-end 2008, with comparative year-end 2007 information. This estimate assumes that debt reductions from contractual payments will be replaced with short-term, variable-rate debt; however, that may not be the financing alternative we would choose.

	September 30,	December 29,
Change in Interest Rates	2008	2007
	(In thousands)
+2%	$(3,799)	$(4,774)
+1%	(1,900)	(2,387)
-1%	1,900	2,387
-2%	3,799	4,774
     Our interest rate risk is principally related to our variable-rate debt. Interest rate changes impact earnings due to the resulting increase or decrease in the cost of our variable-rate debt. The interest rate sensitivity change from year-end 2007 is principally due to the exchange of variable-rate debt for fixed-rate debt resulting from our $100,000,000 notional amount interest rate swap agreement.
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
(b) Changes in Internal Control over Financial Reporting
     There have been no changes in our internal control over financial reporting (as defined under Rule 13a-15(f) of the Exchange Act) that occurred during third quarter 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
     There are no material changes from the risk factors disclosed in our 2007 Annual Report on Form 10-K, except as set forth below:
Our customers may be unwilling or unable to meet lot takedown commitments due to liquidity limitations or slowing market conditions.
     We enter into contracts to sell lots to builders. Home mortgage credit standards have tightened substantially and many markets have excess housing inventory so fewer new houses are being constructed and sold. Some builders are experiencing liquidity shortfalls and may be unwilling or unable to close on previously committed lot purchases. As a result, we may sell fewer lots and may have lower sales revenues, which could have an adverse effect on our financial position and results of operations.
Debt within some of our ventures may not be renewed or may be difficult or more expensive to replace.
     Some of our ventures have debt, most of which is non-recourse to us. Many lenders have substantially curtailed or ceased making real estate acquisition and development loans. When debt within our ventures matures, some of our ventures may be unable to renew existing loans or secure replacement financing, or replacement financing may be more expensive. If our ventures are unable to renew existing loans or secure replacement financing, we may be required to contribute additional equity to our ventures which could increase our risk or increase our borrowings under our senior credit facility, or both. If our ventures secure replacement financing that is more expensive, our profits may be reduced.
Our lenders may be unable or unwilling to fund their commitments under our senior credit facility.
     Our senior credit facility includes a revolving line of credit under which we regularly draw funds as required for routine operating liquidity. Many U.S. financial institutions are having difficulty maintaining regulatory capital at levels required for additional lending, and some institutions are experiencing liquidity shortfalls. If some of the lenders participating in our senior credit facility fail to meet their funding commitments, we could be required to borrow from other sources at a higher cost or we may be required to monetize some of our assets to meet our liquidity requirements, which could have an adverse effect on our financial position and results of operations.
The current turmoil in the credit markets could limit demand for our products and real estate, and affect the overall availability and cost of credit.
     At this time, it is unclear whether and to what extent actions recently taken by the U.S. government, including passage of the Emergency Economic Stabilization Act of 2008, will mitigate the effects of the current turmoil in the credit markets. Demand for our products and real estate could be limited by the reduction in availability or increased cost of credit. While we have no immediate need to access the credit markets, the impact of the current turmoil on our ability to obtain financing in the future, and the cost and terms of financing, is unclear. No assurances can be given that the effects of the current credit markets turmoil will not have a material adverse effect on our business, financial position and results of operations.
Volatile oil and gas prices could adversely affect our cash flows and results of operations.
     Our cash flows and results of operations are dependent in part on oil and gas prices, which are volatile. Any substantial or extended decline in the price of oil and gas below current levels could have a negative impact on our business operations and future revenues. Moreover, oil and gas prices depend on factors we cannot control, such as actions by the Organization of Petroleum Exporting Countries; weather; political conditions in other oil-producing countries, including the possibility of insurgency or war in such areas; prices of foreign exports; availability of alternate fuel sources; the value of the U.S. dollar relative to other major currencies; and governmental regulations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In third quarter 2008, a total of 428 restricted shares of our common stock were withheld (all in August 2008) to pay taxes due in connection with vesting of restricted stock awards. The terms of the awards provide that the value of the restricted shares withheld will be based on the closing price per share of our common stock on the vesting date, as reported on the New York Stock Exchange. The price was $19.07 per share for all shares withheld in third quarter 2008.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
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

FORESTAR REAL ESTATE GROUP INC.

Date: November 6, 2008	By:	/s/ Christopher L. Nines Christopher L. Nines
Chief Financial Officer

	By:	/s/ Charles D. Jehl Charles D. Jehl
Chief Accounting Officer