Form 10-K
period 2008-12-31
Forestar Group Inc.
filed 2009-03-05
CIK 1406587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From to

Commission File Number: 001-33662

Forestar Group Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-1336998
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6300 Bee Cave Road
Building Two, Suite 500
Austin, Texas 78746-5149
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing sales price of the Common Stock on the New York Stock Exchange on June 30, 2008, was approximately $527.5 million. For purposes of this computation, all officers, directors, and five percent beneficial owners of the registrant (as indicated in Item 12) are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or five percent beneficial owners are, in fact, affiliates of the registrant.

As of February 28, 2009, there were 35,856,419 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the Company’s definitive proxy statement for the 2009 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

		Page

PART I.
Item 1.	Business	1
Item 1A.	Risk Factors	16
Item 1B.	Unresolved Staff Comments	20
Item 2.	Properties	20
Item 3.	Legal Proceedings	21
Item 4.	Submission of Matters to a Vote of Security Holders	21

PART II.
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	21
Item 6.	Selected Financial Data	24
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 8.	Financial Statements and Supplementary Data	40
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	40
Item 9A.	Controls and Procedures	40
Item 9B.	Other Information	40

PART III.
Item 10.	Directors, Executive Officers and Corporate Governance	41
Item 11.	Executive Compensation	41
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	41
Item 13.	Certain Relationships and Related Transactions, and Director Independence	41
Item 14.	Principal Accountant Fees and Services	41

PART IV.
Item 15.	Exhibits and Financial Statement Schedules	42

SIGNATURES		44
List of Subsidiaries of the Company
Consent of Ernst & Young LLP
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906
EX-3.5
EX-10.12
EX-10.13
EX-10.16
EX-21.1
EX-23
EX-31.1
EX-31.2
EX-32.1
EX-32.2

i

PART I

Item 1.	Business.

Overview

Forestar Group Inc. is committed to maximizing stockholder value. We own directly or through ventures over 365,000 acres of real estate located in ten states and 13 markets and about 622,000 net acres of oil and gas mineral interests. In 2008, we generated revenues of $160 million and net income of $12 million. Unless the context otherwise requires, references to “we,” “us,” “our” and “Forestar” mean Forestar Group Inc. and its consolidated subsidiaries. Unless otherwise indicated, information is presented as of December 31, 2008, and references to acreage owned includes all acres owned by ventures regardless of our ownership interest in a venture.

Prior to December 28, 2007, we were a wholly-owned subsidiary of Temple-Inland Inc. (“Temple-Inland”). On December 28, 2007, Temple-Inland distributed all our issued and outstanding shares of common stock to its stockholders. In first quarter 2008, we changed our reportable segments to reflect our post-spin management of the operations transferred to us from Temple-Inland. All prior period segment information has been reclassified to conform to the current presentation. In fourth quarter 2008, we changed our name from Forestar Real Estate Group Inc. to Forestar Group Inc.

We manage our operations through three business segments:

•	Real estate,

•	Mineral resources, and

•	Fiber resources.

A summary of business segment assets, including assets owned through ventures, follows:

Our real estate segment provided 62 percent of our 2008 consolidated revenues. We secure entitlements and develop infrastructure, primarily for single-family residential and mixed-use communities. We own about 300,000 acres in a broad area around Atlanta, Georgia, with the balance located primarily in Texas. We invest in projects principally in our strategic growth corridors, regions across the southern half of the United States that possess key demographic and growth characteristics that we believe make them attractive for long-term real estate investment.

We have 25 real estate projects representing almost 34,000 acres in the entitlement process, principally in Georgia. We also have 78 entitled, developed or under development projects in eight states and 12 markets encompassing over 16,000 remaining acres, comprised of almost 30,000 residential lots and over 2,200 commercial acres, principally in the major markets of Texas. We own and manage projects both directly and through ventures. By using ventures, we achieve various business objectives including more efficient capital deployment, risk management, and leveraging a partner’s local market contacts and expertise.

Our mineral resources segment provided 30 percent of our 2008 consolidated revenues. We promote the exploitation, exploration, and development of oil and gas on our 622,000 net mineral acres. The four principal areas of operation are Texas, Louisiana, Alabama, and Georgia. The majority of our revenues are from lease bonus payments and oil and gas royalties from over 300 producing wells. Historically, these operations require low capital investment and are low risk. In 2009, we anticipate increasing our participation in production, including non-operating working interests in development and production of oil and gas wells on or near our mineral interests.

Our fiber resources segment provided 8 percent of our 2008 consolidated revenues. We sell wood fiber from our land, primarily in Georgia, and lease land for recreational uses. We have over 340,000 acres of timber on our land, and about 18,000 acres of timber under lease.

Our real estate origins date back to the 1955 incorporation of Lumbermen’s Investment Corporation, which in 2006 changed its name to Forestar (USA) Real Estate Group Inc. We have a decades-long legacy of residential and commercial real estate development operations, primarily in Texas. Our mineral resources origins date back to the mid-1940s when we started leasing our oil and gas mineral interests to third-party exploration and production companies. In 2006, Temple-Inland began reporting Forestar Real Estate Group as a separate business segment. On December 28, 2007, Temple-Inland distributed all of the issued and outstanding shares of our common stock to the holders of record of Temple-Inland common stock as of the close of business on December 14, 2007, which we will refer to in this Annual Report on Form 10-K as the “spin-off” or the “separation.” Each Temple-Inland stockholder received one share of our common stock for every three shares of Temple-Inland common stock held. (Also on December 28, 2007, Temple-Inland distributed all of the issued and outstanding shares of Guaranty Financial Group Inc. (“Guaranty”), a wholly-owned subsidiary of Temple-Inland that operated Temple-Inland’s financial services business.)

Leveraging years of real estate, oil and gas, and fiber experience, we believe our management team brings extensive knowledge and expertise to position us to maximize long-term value for our stockholders.

Strategy

Our strategy is to maximize and grow long-term stockholder value through:

•	entitlement and development of real estate;

•	realization of value from mineral and fiber resources; and

•	growth through strategic and disciplined investment in our business.

We are focused on maximizing real estate values through the entitlement and development of well-located residential and mixed-use communities. We secure entitlements by delivering thoughtful plans and balanced solutions that meet the needs of the communities where we operate. Moving land through the entitlement and development process creates significant real estate value. Residential development activities target lot sales to national and regional home builders who build quality products and have strong and effective marketing and sales programs. The lots we deliver in the majority of our communities are for mid-priced homes, predominantly in the first and second move-up categories. We also actively market and sell undeveloped land. Commercial tracts are either sold to or ventured with commercial developers that specialize in the construction and operation of income-producing properties.

We maximize value from our oil and gas mineral interests by increasing the acreage leased, lease rates, royalty interests and additional participation in production in the form of non-operating working interests. In addition, we realize value from our undeveloped land by selling fiber and by managing it for future real estate development and conservation uses. We also generate cash flow and create additional value through recreational leases.

We are committed to disciplined growth of our business. In 2008, we did not acquire additional real estate projects.

Our real estate, mineral and fiber assets in combination with our strategy, management expertise, stewardship and reinvestment in our business, position Forestar to maximize and grow long-term value for stockholders.

Strategic Initiatives

On February 11, 2009, we announced the following strategic initiatives to enhance stockholder value:

•	Generate significant cash flow, principally from the sale of approximately 175,000 acres of higher and better use (HBU) timberland;

•	Reduce debt by approximately $150 million; and

•	Repurchase up to 20% of our common stock.

The debt reduction and share repurchases will be funded by proceeds from the asset sales.

2008 Value Creation Highlights

Activities during 2008 include:

•	Leasing over 61,500 net mineral acres to oil and gas companies for exploration and production activities;

•	Recruiting a new minerals team to maximize value of Forestar’s 622,000 net mineral acres through leasing, royalties and additional participation in production revenues;

•	Actively pursuing entitlement on an additional 7,300 acres;

•	Entitling five projects which include over 2,500 acres, representing over 1,050 residential lots and 580 commercial acres; and

•	Investing $34.9 million in our Cibolo Canyons mixed-use development in San Antonio, Texas, which includes the 1,002 room JW Marriott® hotel and golf resort expected to open in early 2010. When the hotel opens, Forestar will have the right to receive 9% of hotel occupancy revenues and 1.5% of sales generated within the resort through 2034.

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

We have real estate in ten states and 13 markets encompassing over 365,000 acres, including about 300,000 acres located in a broad area around Atlanta, Georgia, with the balance located primarily in Texas. Our development projects are principally located in the major markets of Texas.

Our strategy for creating value in our real estate segment is to move acres up the value chain by moving land located in growth corridors but not yet entitled, through the entitlement process, and into development. The chart below depicts our real estate value chain, including real estate owned through ventures.

We have nearly 315,000 undeveloped acres located in the path of population growth. As markets grow and mature, we intend to secure the necessary entitlements, the timing for which varies depending upon the size, location, use and complexity of a project. We have almost 34,000 acres in the entitlement process, which includes obtaining zoning, other governmental approvals, and access to utilities. We have over 16,000 acres entitled, developed and under development, comprised of almost 30,000 residential lots and over 2,200 commercial acres. We use return criteria, which include return on cost, internal rate of return, and cash multiple, when determining whether to invest initially or make additional investment in a project. When investment in development meets our return criteria, we will initiate the development process with subsequent sale of lots to homebuilders or, for commercial parcels, sale to or venture with commercial developers. We sell land at any point within the value chain when additional time required for entitlement or investment in development will not meet our return criteria. In 2008, we sold over 6,000 acres of undeveloped land at an average price of about $4,800 per acre.

For information about our plan to sell approximately 175,000 acres of our undeveloped land, see “Business — Strategic Initiatives.”

A summary of our real estate projects in the entitlement process(a) at year-end 2008 follows:

			Project
Project	County	Market	Acres(b)

California
Hidden Creek Estates	Los Angeles	Los Angeles	700
Terrace at Hidden Hills	Los Angeles	Los Angeles	30
Georgia
Ball Ground	Cherokee	Atlanta	500
Burt Creek	Dawson	Atlanta	970
Creekview	Troup	Atlanta	470
Crossing	Coweta	Atlanta	230
Dallas Highway	Haralson	Atlanta	1,060
Fincher Road	Cherokee	Atlanta	3,950
Fox Hall	Coweta	Atlanta	960
Garland Mountain	Cherokee/Bartow	Atlanta	350
Home Place	Coweta	Atlanta	1,510
Hutchinson Mill	Troup	Atlanta	880
Jackson Park	Jackson	Atlanta	700
Martin’s Bridge	Banks	Atlanta	970
Mill Creek	Coweta	Atlanta	770
Ridgeview	Haralson	Atlanta	120
Serenity	Carroll	Atlanta	440
Three Creeks	Troup	Atlanta	740
Waleska	Cherokee	Atlanta	150
Wolf Creek	Carroll/Douglas	Atlanta	12,230
Yellow Creek	Cherokee	Atlanta	1,060
Texas
Lake Houston	Harris/Liberty	Houston	3,700
San Jacinto	Montgomery	Houston	150
Entrada(c)	Travis	Austin	240
Woodlake Village(c)	Montgomery	Houston	840

Total			33,720

(a)	A project is deemed to be in the entitlement process when customary steps necessary for the preparation and submittal of an application, like conducting pre-application meetings or similar discussions with governmental officials, have commenced, or an application has been filed. Projects listed may have significant steps remaining, and there is no assurance that entitlements ultimately will be received.

(b)	Project acres, which are the total for the project regardless of our ownership interest, are approximate. The actual number of acres entitled may vary.

(c)	We own a 50 percent interest in these projects.

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

We develop lots for single-family homes and commercial tracts that are substantially ready for construction of buildings for retail, multifamily, office, industrial or other commercial uses. We sell residential lots primarily to national and regional homebuilders and, to a lesser extent, local homebuilders. We have 78 entitled, developed or under development projects in eight states and 12 markets, principally in major markets of Texas, encompassing over 16,000 remaining acres, comprised of almost 30,000 residential lots and over 2,200 commercial acres. We focus our lot sales on the first and second move-up primary housing categories. First and second move-up segments are homes priced above entry-level products yet below the high-end and custom home segments. We anticipate decreased development activity in 2009. We also actively market and sell undeveloped land.

Commercial tracts are either sold to or ventured with commercial developers that specialize in the construction and operation of income-producing properties, such as apartments, retail centers, or office buildings. We sell land designated for commercial uses to national retailers and to regional and local commercial developers. We have over 2,200 acres of entitled land designated for commercial use.

One of our current significant mixed-use projects is Cibolo Canyons in the San Antonio market area. Cibolo Canyons is a 2,800 acre mixed-use development planned to include 1,749 residential lots of which 537 have been sold as of year-end 2008 at an average price of $61,000 per lot. The residential component will include not only traditional single-family homes but also an active adult section and condominiums. Our commercial component is planned to include 145 acres designated for multifamily and retail uses, of which 64 acres have been sold as of year-end 2008. Currently under construction at Cibolo Canyons is the JW Marriott® San Antonio Hill Country Resort & Spa, planned to include a 1,002 room destination resort and two TPC golf courses designed by Pete Dye and Greg Norman. We have the right to receive 9% of hotel occupancy revenues and 1.5% of sales generated within the resort through 2034 and to reimbursement of certain infrastructure costs.

A summary of activity within our projects in the development process, which includes entitled(a), developed and under development real estate projects, at year-end 2008 follows:

					Residential Lots(c)		Commercial Acres(d)
					Lots Sold		Acres Sold
			Interest		Since	Lots	Since	Acres
Project	County	Market	Owned(b)		Inception	Remaining	Inception	Remaining

Projects we own
California
San Joaquin River	Contra Costa/	Oakland	100%		—	—	—	288
	Sacramento
Colorado
Buffalo Highlands	Weld	Denver	100%		—	164	—	—
Johnstown Farms	Weld	Denver	100%		115	493	2	8
Pinery West	Douglas	Denver	100%		—	—	—	115
Stonebraker	Weld	Denver	100%		—	603	—	13
Westlake Highlands	Jefferson	Denver	100%		—	21	—	—
Texas
Arrowhead Ranch	Hays	Austin	100%		—	232	—	6
Caruth Lakes	Rockwall	Dallas/Fort Worth	100%		245	404	—	—
Cibolo Canyons	Bexar	San Antonio	100%		537	1,210	64	81
Harbor Lakes	Hood	Dallas/Fort Worth	100%		199	250	—	14
Harbor Mist	Calhoun	Corpus Christi	100%		—	200	—	—
Hunter’s Crossing	Bastrop	Austin	100%		308	183	38	68
La Conterra	Williamson	Austin	100%		32	477	—	60
Maxwell Creek	Collin	Dallas/Fort Worth	100%		642	381	—	—
Oak Creek Estates	Comal	San Antonio	100%		9	639	13	—
The Colony	Bastrop	Austin	100%		408	2,237	22	49
The Gables at North Hill	Collin	Dallas/Fort Worth	100%		195	88	—	—
The Preserve at Pecan Creek	Denton	Dallas/Fort Worth	100%		204	615	—	9
The Ridge at Ribelin Ranch	Travis	Austin	100%		—	—	179	16
Westside at Buttercup Creek	Williamson	Austin	100%		1,276	245	66	—
Other projects (9)	Various	Various	100%		2,654	27	245	23
Georgia
Towne West	Bartow	Atlanta	100%		—	2,674	—	121
Other projects (13)	Various	Atlanta	100%		—	2,836	—	625
Missouri and Utah
Other projects (3)	Various	Various	100%		793	365	—	—

					7,617	14,344	629	1,496

Projects in entities we consolidate
Texas
City Park	Harris	Houston	75%		1,096	215	50	105
Lantana	Denton	Dallas/Fort Worth	55%	(e)	448	1,902	—	—
Light Farms	Collin	Dallas/Fort Worth	65%		—	2,517	—	—
Stoney Creek	Dallas	Dallas/Fort Worth	90%		59	695	—	—
Timber Creek	Collin	Dallas/Fort Worth	88%		—	614	—	—
Other projects (5)	Various	Various	Various		1,002	274	24	23
Tennessee
Youngs Lane	Davidson	Nashville	60%		—	—	16	—

					2,605	6,217	90	128

Total owned and consolidated					10,222	20,561	719	1,624
Projects in ventures that we account for using the equity method
Georgia
Seven Hills	Paulding	Atlanta	50%		634	446	26	—
The Georgian	Paulding	Atlanta	38%		288	1,097	—	—
Other projects (5)	Various	Atlanta	Various		1,845	249	3	—
Texas
Bar C Ranch	Tarrant	Dallas/Fort Worth	50%		176	1,023	—	—
Fannin Farms West	Tarrant	Dallas/Fort Worth	50%		261	119	—	15
Lantana	Denton	Dallas/Fort Worth	Various	(e)	1,801	47	14	75
Long Meadow Farms	Fort Bend	Houston	19%		603	1,503	72	138
Southern Trails	Brazoria	Houston	40%		320	742	—	—
Stonewall Estates	Bexar	San Antonio	25%		168	213	—	—
Summer Creek Ranch	Tarrant	Dallas/Fort Worth	50%		796	1,772	—	363
Summer Lakes	Fort Bend	Houston	50%		325	819	52	3
Village Park	Collin	Dallas/Fort Worth	50%		339	221	3	2
Waterford Park	Fort Bend	Houston	50%		—	493	—	37
Other projects (2)	Various	Various	Various		292	232	—	15
Florida
Other projects (3)	Various	Tampa	Various		473	372	—	—

Total in ventures					8,321	9,348	170	648

Combined total					18,543	29,909	889	2,272

(a)	A project is deemed entitled when all major discretionary governmental land-use approvals have been received. Some projects may require additional permits and/or non-governmental authorizations for development.

(b)	Interest owned reflects our net equity interest in the project, whether owned directly or indirectly. There are some projects that have multiple ownership structures within them. Accordingly, portions of these projects may appear as owned, consolidated, and/or accounted for on the equity method.

(c)	Lots are for the total project, regardless of our ownership interest.

(d)	Commercial acres are for the total project, regardless of our ownership interest, and are net developable acres, which may be fewer than the gross acres available in the project.

(e)	The Lantana project consists of a series of 21 partnerships in which our voting interests range from 25 percent to 55 percent. We account for eight of these partnerships using the equity method and we consolidate the remaining partnerships.

A summary of our commercial operating properties and commercial and condominium projects at December 31, 2008 follows:

			Interest
Project	County	Market	Owned(a)	Type	Description

Radisson Hotel	Travis	Austin	100%	Hotel	413 guest rooms and suites
Palisades West	Travis	Austin	25%	Office	375,000 square feet
Presidio at Judge’s Hill	Travis	Austin	60%	Condo	45 units
Las Brisas	Williamson	Austin	49%	Multi-Family	414 unit luxury apartment
Harbor Lakes Golf Club	Hood	Dallas/Fort Worth	100%	Golf Club	18 hole golf course and club
Gulf Coast Apartments	Various	Various	2%	Multi-Family	9 apartment communities

(a)	Interest owned reflects our net equity interest in the project, whether owned directly or indirectly.

Our strategy includes not only entitlement and development on our own lands but also growth through strategic and disciplined investment in acquisitions that meet our investment criteria. We did not acquire any new projects in 2008. We continually monitor the markets in our strategic growth corridors for opportunities to purchase developed lots and land at prices that meet our return criteria.

Markets

We target investments primarily in markets within our strategic growth corridors, which we define as areas possessing favorable growth characteristics for population, employment and household formation. These markets are generally located across the southern half of the U.S., and we believe they represent attractive long-term real estate investment opportunities. Demand for residential lots, single-family housing, and commercial land is substantially influenced by the aforementioned growth characteristics, as well as by immigration and in-migration. Currently, most of our development projects are located within the major metropolitan areas of Texas.

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

Forestar Strategic Growth Corridors

Competition

We face competition for the acquisition, entitlement, development and sale of real estate in our markets. Our major competitors include other landowners who market and sell undeveloped land and numerous national, regional and local developers. In addition, our projects compete with other development projects offering similar amenities, products and/or locations. Competition also exists for investment opportunities, financing, available land, raw materials and labor, with entities that may possess greater financial, marketing and other resources than us. The presence of competition may increase the bargaining power of property owners seeking to sell. These competitive market pressures sometimes make it difficult to acquire, entitle, develop or sell land at prices that meet our return criteria. Some of our real estate competitors are well established and financially strong, may have greater financial resources than we do, or may be larger than us and/or have lower cost of capital and operating costs than we have and expect to have.

The land acquisition and development business is highly fragmented, and we are unaware of any meaningful concentration of market share by any one competitor. Enterprises of varying sizes, from individuals or small companies to large corporations, actively engage in the real estate development business. Many competitors are local, privately-owned companies. We have a few regional competitors and virtually no national competitors other than national homebuilders that, depending on business cycles and/or market conditions, may enter or exit the real estate development business in some locations to develop lots on which they construct and sell homes. There are very few national homebuilders currently developing lots. During periods when access to capital is restricted, participants with weaker financial conditions tend to be less active. We believe the current environment is one where participants with stronger financial conditions will have a competitive advantage, and where fewer participants will be active.

Mineral Resources

We lease our oil and gas mineral interests to third parties for the exploration and production of oil and gas, principally in Texas and Louisiana. When we lease our mineral interests, we retain a royalty interest and may take an additional participation in production, including a non-operating working interest. Non-operating working interests refer to well interests in which we pay a share of the costs to drill, complete and operate a well and receive a proportionate share of the production revenues.

Our royalty revenues are contractually defined and based on a percentage of production and are received in cash. Our royalty revenues fluctuate based on changes in the market prices for oil and gas and other factors affecting the third party oil and gas exploration and production entities including the cost of development and production.

Products

We own oil and gas mineral interests on approximately 622,000 net acres in Texas, Louisiana, Alabama and Georgia. Our minerals revenue is primarily from lease bonus payments, delay rentals, oil and gas royalty interests, non-operating working interests and other related activities. We engage in leasing certain portions of these oil and gas mineral interests to third parties for the exploration and production of oil and gas, and we are increasingly leveraging our mineral interests to participate in wells drilled on or near our mineral acreage. We do not estimate or maintain oil or gas reserve information related to our mineral interests.

Our strategy for maximizing value from our oil and gas mineral interests is to move acres up the minerals value chain by increasing the net acreage leased, the lease bonus amount per acre, and the size of retained royalty interests. Additionally, we participate in non-operating working interests in the drilling, completion, and/or production of oil and natural gas on or nearby our mineral interests. The chart below depicts our minerals value chain.

Of our 622,000 net acres of oil and gas mineral interests, about 476,000 net acres are available for lease. Included in mineral acreage available for lease is about 11,200 net acres subject to a geophysical option. The option gives the holder the right to lease these acres upon satisfaction of certain conditions. We have about 121,000 net acres leased for exploration activities, and about 25,000 net acres held by production from over 300 oil and gas wells that are owned and operated by others.

The principal areas in which we operate are as follows:

East Texas Basin

We have about 243,000 net mineral acres in East Texas and about 121,000 net mineral acres in Northern Louisiana located within the East Texas Basin. This basin contains numerous oil and gas producing formations consisting of conventional, unconventional, and tight sand reservoirs. Of these reservoirs, we have mineral interests in and around production trends in the Wilcox, Frio, James Lime, Pettet, Travis Peak, Cotton Valley, Austin Chalk, Haynesville Shale, and Bossier formations.

Fort Worth Basin

We have about 1,000 net mineral acres in the Fort Worth Basin. This basin contains numerous oil and gas producing formations consisting of conventional, unconventional, and tight sand reservoirs. Of these reservoirs, we have mineral interests in and around the Barnett Shale.

Alabama & Georgia

We have about 57,000 net mineral acres in Alabama and 200,000 net mineral acres in Georgia. These areas have historically had very little oil and gas exploration activity. However, there has been recent activity in the Floyd and Conesuega Shales in and around our mineral interests and we currently have about 9,000 acres under lease in Northeastern Alabama.

A summary of our oil and gas mineral interests(a) at year-end 2008 follows:

			Held by
State	Unleased	Leased(b)	Production(c)	Total(d)
	(Net acres)

Texas	118,000	108,000	18,000	244,000
Louisiana	110,000	4,000	7,000	121,000
Alabama	48,000	9,000	—	57,000
Georgia	200,000	—	—	200,000

	476,000	121,000	25,000	622,000

(a)	Includes ventures.

(b)	Includes leases in primary lease term only.

(c)	Acres being held by production are producing oil or gas in paying quantities.

(d)	Texas and Louisiana net acres are calculated as the gross number of surface acres multiplied by our percentage ownership of the mineral interest. Alabama and Georgia net acres are calculated as the gross number of surface acres multiplied by our estimated percentage ownership of the mineral interest based on county sampling.

Leasing mineral acres for exploration and production creates significant value because we retain a royalty interest in all revenues generated by the lessee from oil and gas production. The significant terms of these arrangements include granting the exploration company the rights to any oil or gas it may find and requiring that drilling be commenced within a specified period. In return we receive an initial payment (bonus), subsequent payments if drilling has not started within the specified period (delay rentals), and a percentage interest in the value of any oil or gas produced (royalties). If no oil or gas is produced during the required period, all rights are returned to us. Capital requirements are minimal and primarily consist of acquisition costs allocated to mineral interests and administrative costs.

Most agreements are for a three-year term although a portion or all of an agreement may be extended by the lessee if actual production is occurring. Financial terms vary based on a number of market factors including the location of the mineral interest, the number of acres subject to the agreement, our mineral interest, and proximity to transportation facilities such as pipelines, depth of formations to be drilled and risk. From our retained royalty interests, we received an average net price in 2008, 2007 and 2006 per barrel of oil of $106.66, $65.24 and $64.14, respectively, and per thousand cubic feet of gas of $8.76, $6.69 and $7.95, respectively.

We also have water interest in about 1.7 million acres, principally consisting of a 45 percent nonparticipating royalty interest in groundwater produced or withdrawn for commercial purposes or sold from approximately 1.38 million acres in Texas, Louisiana, Georgia, and Alabama. We have not received any income from this interest.

Markets

Oil and gas revenues are influenced by the prices of these commodities as determined by both regional and global markets. Mineral leasing activity is influenced by the location of our mineral interests relative to existing or projected oil and gas reserves and by the proximity of successful extractive efforts to our mineral interests.

Competition

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

We have little competition from others in our production participation activities and resulting non-operating working interests. These wells historically have been drilled on or near our owned mineral interests, which allow us to achieve favorable terms from the oil and gas operators. Risk and the increasing need of capital to support drilling, completion and production activities may impact our ability to participate in non-operating working interests.

Fiber Resources

We sell wood fiber from our land, primarily in Georgia, and lease land for hunting and other recreational uses.

Products

We have about 340,000 acres of timber on our undeveloped land, and about 18,000 acres of timber under lease. In 2008, we sold at market prices, primarily to Temple-Inland, about 1,080,000 tons of timber from our lands. We manage our timberland in accordance with the Sustainable Forestry Initiative® program of Sustainable Forestry Initiative, Inc. Over 296,000 acres of our land, primarily in Georgia, are leased for recreational purposes. Most recreational leases are for a three-year term but may be terminated by us on 30 days’ notice to the lessee.

For information about our plan to sell approximately 175,000 acres of our undeveloped land, see “Business — Strategic Initiatives.”

Markets

Our principal timber products include pulpwood and sawtimber. We have an agreement to sell wood fiber to Temple-Inland at market prices, primarily for use at Temple-Inland’s Rome, Georgia mill complex. The agreement expires in 2013 although the purchase and sale commitments are established annually based on Forestar’s annual harvest plan. Base prices are determined by independent sources and are indexed to third party indexing sources. Payment for timber is advanced to us by Temple-Inland on a quarterly basis. It is likely that Temple-Inland will continue to be our largest wood fiber customer. We also sell wood fiber to other parties at market prices.

Competition

We face significant competition from other landowners for the sale of our wood fiber. Some of these competitors own similar timber assets that are located in the same or nearby markets. However, due to its weight, the cost for transporting wood fiber long distances is significant, resulting in a competitive advantage for timber that is located reasonably close to paper and building products manufacturing facilities. A significant portion of our wood fiber is reasonably close to such facilities, so we expect continued demand for our wood fiber.

Employees

We have 93 employees. None of our employees participate in collective bargaining arrangements. We believe we have a good relationship with our employees.

Environmental Regulations

Our operations are subject to federal, state and local laws, regulations and ordinances relating to protection of public health and the environment. These laws may impose liability on property owners or operators for the costs of removal or remediation of hazardous or toxic substances on real property, without regard to whether the owner or operator knew, or was responsible for, the presence of the hazardous or toxic substances. The presence of, or the failure to properly remediate, such substances may adversely affect the value of a property, as well as our ability to sell the property or to borrow funds using that property as collateral or the ability to produce oil and gas from that property. Environmental claims generally would not be covered by our insurance programs.

The particular environmental laws that apply to any given development site vary according to the site’s location, its environmental condition, and the present and former uses of the site and adjoining properties. Environmental laws and conditions may result in delays, may cause us to incur substantial compliance or other costs and can prohibit or severely restrict development activity or mineral production in environmentally sensitive regions or areas, which could negatively affect our results of operations.

We own approximately 288 acres in several parcels in or near Antioch, California, portions of which were sites of a Temple-Inland paper manufacturing operation that are in remediation. The remediation is being conducted voluntarily with oversight by the California Department of Toxic Substances Control, or DTSC. The DTSC issued Certificates of Completion for approximately 180 acres in 2006. We estimate the cost to complete remediation activities will be about $3.9 million.

Legal Structure

Forestar Group Inc. is a Delaware corporation. The following chart presents the ownership structure for our significant subsidiaries and ventures. It does not contain all our subsidiaries and ventures, some of which are immaterial entities. Except as indicated, all subsidiaries shown are 100 percent owned by their immediate parent.

Our principal executive offices are located at 6300 Bee Cave Road, Building Two, Suite 500, Austin, Texas 78746-5149. Our telephone number is (512) 433-5200.

Available Information

From our Internet website, http://www.forestargroup.com, you may obtain additional information about us including:

•	our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, including amendments to these reports, and other documents as soon as reasonably practicable after we file them with the Securities and Exchange Commission (or “SEC”);

•	beneficial ownership reports filed by officers, directors, and principal security holders under Section 16(a) of the Securities Exchange Act of 1934, as amended (or the “Exchange Act”); and

•	corporate governance information that includes our

•	corporate governance guidelines,

•	audit committee charter,

•	management development and executive compensation committee charter,

•	nominating and governance committee charter,

•	standards of business conduct and ethics,

•	code of ethics for senior financial officers, and

•	information on how to communicate directly with our board of directors.

We will also provide printed copies of any of these documents to any stockholder free of charge upon request. In addition, the materials we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information about the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site

(http://www.sec.gov) that contains reports, proxy and information statements, and other information that is filed electronically with the SEC.

Financial Information

Our results of operation, including information regarding our principal business segments, are shown in the Consolidated Financial Statements and the notes thereto attached as pages F-1 through F-31 to this Annual Report on Form 10-K.

Executive Officers

The names, ages and titles of our executive officers are:

Name	Age	Position

James M. DeCosmo	50	Chief Executive Officer
Christopher L. Nines	37	Chief Financial Officer
Craig A. Knight	61	Chief Investment Officer
Charles T. Etheredge, Jr.	45	Executive Vice President
Flavious J. Smith, Jr.	50	Executive Vice President
David M. Grimm	48	Chief Administrative Officer, General Counsel and Secretary
Charles D. Jehl	40	Chief Accounting Officer

James M. DeCosmo has served as our President and Chief Executive Officer since 2006. He served as Group Vice President of Temple-Inland from 2005 to 2007, as Vice President, Forest from 2000 to 2005 and as Director of Forest Management from 1999 to 2000. Prior to 1999, he held land management positions with several companies throughout the southeastern United States.

Christopher L. Nines has served as our Chief Financial Officer since 2007. He served as Temple-Inland’s Director of Investor Relations from 2003 to 2007, and as Corporate Finance Director from 2001 to 2003. He was Senior Vice President of Finance for ConnectSouth Communications, Inc. from 2000 to 2001.

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

Flavious J. Smith, Jr. has served as our Executive Vice President since August 2008. He served as Division Land Manger for EOG Resources, Inc. from 2005 to August 2008. He owned Flavious Smith Petroleum Properties, an independent oil and gas operator, from 1995 to 2005, and previously held various leadership positions with several oil and gas and energy-related companies.

David M. Grimm has served as our Chief Administrative Officer since 2007, in addition to holding the offices of General Counsel and Secretary since 2006. Mr. Grimm served Temple-Inland as Group General Counsel from 2005 to 2006, Associate General Counsel from 2003 to 2005, and held various other legal positions from 1992 to 2003. Prior to joining Temple-Inland, Mr. Grimm was an attorney in private practice in Dallas, Texas.

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

Furthermore, the market value of undeveloped land and lots held by us can fluctuate significantly as a result of changing economic and real estate market conditions. If there are significant adverse changes in economic or real estate market conditions, we may have to hold land in inventory longer than planned. Inventory carrying costs can be significant and can result in losses or lower returns.

Both our real estate and mineral resources businesses are cyclical in nature.

The operating results of our business segments reflect the general cyclical pattern of each segment. While the cycles of each industry do not necessarily coincide, demand and prices in each may drop substantially in an economic downturn. Real estate development of residential lots is further influenced by new home construction activity. Mineral resources may be further influenced by national and international commodity prices, principally for oil and gas. Cyclical downturns may materially and adversely affect our results of operations.

Development of real estate entails a lengthy, uncertain, and costly entitlement process.

Approval to develop real property entails an extensive entitlement process involving multiple and overlapping regulatory jurisdictions and often requiring discretionary action by local governments. This process is often political, uncertain and may require significant exactions in order to secure approvals. Real estate projects must generally comply with local land development regulations and may need to comply with state and federal regulations. The process to comply with these regulations is usually lengthy and costly, may not result in the approvals we seek, and can be expected to materially affect our real estate development activities.

The real estate and mineral resource industries are highly competitive and a number of entities with which we compete are larger and have greater resources, and competitive conditions may adversely affect our results of operations.

The real estate and mineral resource industries in which we operate are highly competitive and are affected to varying degrees by supply and demand factors and economic conditions, including changes in interest rates, new housing starts, home repair and remodeling activities, credit availability, housing affordability and federal energy policies. No single company is dominant in any of our industries.

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

Our operations are subject to federal, state, and local provisions regulating the discharge of materials into the environment and otherwise related to the protection of the environment. Compliance with these provisions may result in delays, may cause us to invest substantial funds to ensure compliance with applicable environmental regulations and can prohibit or severely restrict real estate development or mineral production activity in environmentally sensitive regions or areas.

Our real estate development operations are currently concentrated in the major markets of Texas, and a significant portion of our undeveloped land holdings are concentrated in Georgia. As a result, our financial results are dependent on the economic growth and strength of those areas.

The economic growth and strength of Texas, where the majority of our real estate development activity is located, are important factors in sustaining demand for our real estate development activities. As a result, any adverse change to the economic growth and health of those areas could materially adversely affect our financial results. The future economic growth in certain portions of Georgia in particular may be adversely affected if its infrastructure, such as roads, utilities, and schools, are not improved to meet increased demand. There can be no assurance that these improvements will occur.

If we are unable to retain or attract experienced management personnel, our business may be adversely affected.

Our future success depends on our ability to retain and attract experienced management personnel. The market for these employees is highly competitive. If we cannot continue to retain and attract quality personnel, our ability to effectively operate our business may be significantly limited.

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

We are also involved in strategic alliances or venture relationships as part of our overall strategy for particular developments or regions. These venture partners may bring development experience, industry expertise, financing capabilities, and local credibility or other competitive attributes. Strategic partners, however, may have economic or business interests or goals that are inconsistent with ours or that are influenced by factors unrelated to our business. We may also be subject to adverse business consequences if the market reputation of a strategic partner deteriorates.

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

Significant reductions in cash flow from slowing real estate, mineral resources or fiber resources market conditions could lead to higher levels of indebtedness, limiting our financial and operating flexibility.

Under our senior credit facility, we have a $175 million term loan and a revolving line of credit with a borrowing limit of $290 million. We had drawn $175 million of the term loan and $59.9 million of the revolving line of credit at year-end 2008. Amounts due under our senior credit facility are secured by certain of our assets. For a further description of our senior credit facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity — Senior Credit Facility.”

We must comply with various covenants contained in our senior credit facility, and any other future debt arrangements. Significant reductions in cash flow from slowing real estate, mineral resources or fiber resources market conditions could lead to higher levels of indebtedness, limiting our financial and operating flexibility, and ultimately limiting our ability to comply with our debt covenants. If we fail to comply with the terms of any of our debt covenants, our lenders will have the right to accelerate the maturity of that debt and foreclose upon the collateral securing that debt. Realization of any of these factors could adversely affect our financial condition and results of operations.

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

Our senior credit facility includes a revolving line of credit under which we regularly draw funds as required for routine operating liquidity. Many U.S. financial institutions are having difficulty maintaining regulatory capital at levels required for additional lending, and some institutions are experiencing liquidity shortfalls. If some of the lenders participating in our senior credit facility fail to meet their funding commitments, we could be required to borrow from other sources at a higher cost or we may be required to monetize some of our assets to meet our liquidity requirements, which could have an adverse effect on our business, financial position and results of operations.

The current turmoil in the credit markets could limit demand for our products, and affect the overall availability and cost of credit.

At this time, it is unclear whether and to what extent actions recently taken by the U.S. government, including passage of the Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act of 2009, will mitigate the effects of the current turmoil in the credit markets and in the economy generally. Demand for our products could be limited by the reduction in availability or increased cost of credit. While we have no immediate need to access the credit markets, the impact of the current turmoil on our ability to obtain financing in the future, and the cost and terms of financing, is unclear. No assurances can be given that the effects of the current credit markets turmoil will not have a material adverse effect on our business, financial position and results of operations.

Delays or failures by third parties to take expected actions could reduce our returns or cause us to incur losses on certain real estate development projects.

We rely on governmental utility and special improvement districts to issue bonds as a revenue source for the districts to reimburse us for qualified expenses, such as road and utility infrastructure costs. Bonds must be supported by districts tax revenues, usually from ad valorem taxes. Slowing new home sales, decreasing real estate prices or difficult credit markets for bond sales can reduce or delay district bond sale revenues, causing such districts to delay reimbursement of our qualified expenses. Failure to receive timely reimbursement for qualified expenses could reduce our returns or cause us to incur losses on certain real estate development projects.

Also, to satisfy certain conditions to receive revenues funded by hotel occupancy, sales and ad valorem taxes under various agreements associated with our Cibolo Canyons project, the JW Marriott® resort hotel must be open and operating on July 1, 2011. Failure to satisfy the hotel opening condition could be caused by a number of factors outside of our control, such as failure of the hotel owner or parties under contract with the hotel owner to obtain sufficient equity investment or debt for the resort project or to meet contractual obligations related to hotel financing or construction. Although the hotel is currently on schedule to open well in advance of the required date, failure by the hotel’s owner to complete and open the hotel on a timely basis could cause us to lose significant revenues that are currently anticipated for the project, resulting in a reduction of our returns or causing us to incur losses related to our investment.

We cannot control activities on oil or gas properties we do not operate.

We do not operate any of the properties in which we have oil or gas mineral interests and have very limited ability to exercise influence over operations for these properties or their associated costs. The success and timing of drilling, development and exploitation activities on properties operated by others depend on a number of factors that are beyond our control, including the operator’s expertise and financial resources, approval of other participants for drilling wells and utilization of technology.

Volatile oil and gas prices could adversely affect our cash flows and results of operations.

Our cash flows and results of operations are dependent in part on oil and gas prices, which are volatile. Any substantial or extended decline in the price of oil and gas below current levels could have a negative impact on our business operations and future revenues. Moreover, oil and gas prices depend on factors we cannot control, such as: actions by the Organization of Petroleum Exporting Countries; weather; political conditions in other oil-producing countries, including the possibility of insurgency or war in such areas; prices of foreign exports; availability of alternate fuel sources; the value of the U.S. dollar relative to other major currencies; and governmental regulations.

We have only a limited operating history as an independent, publicly-traded company upon which you can evaluate our performance, and accordingly, our prospects must be considered in light of the risks that any newly independent company encounters.

We have only a limited experience operating as an independent, publicly-traded company. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies in the early stages of independent business operations, particularly companies such as ours in highly competitive markets.

Our historical financial information prior to 2008 is not necessarily indicative of our results as a separate company and, therefore, may not be reliable as an indicator of our future financial results.

Our historical financial information prior to 2008 has been created using our historical results of operations and historical bases of assets and liabilities as part of Temple-Inland. This historical financial information is not necessarily indicative of what our results of operations, financial position and cash flows would have been if we had been a separate, stand-alone entity during the periods presented.

It also is not necessarily indicative of what our results of operations, financial position and cash flows will be in the future and does not reflect many significant changes that have occurred in our capital structure, funding, and operations as a result of the spin-off. While our historical results of operations prior to 2008 include all costs of Temple-Inland’s real estate development and minerals operations, our historical costs and expenses prior to 2008 do not include all of the costs that would have been or will be incurred by us as an independent, publicly-traded company.

If the spin-off is determined to be taxable for U.S. federal income tax purposes, we could incur significant U.S. federal income tax liabilities.

Temple-Inland has received a private letter ruling from the Internal Revenue Service, or IRS, that the spin-off qualifies for tax-free treatment under applicable sections of the Code. In addition, Temple-Inland has received an opinion from tax counsel that the spin-off so qualifies. The IRS ruling and the opinion rely on certain representations, assumptions, and undertakings, including those relating to the past and future conduct of our business, and neither the IRS ruling nor the opinion would be valid if such representations, assumptions, and undertakings were incorrect. Notwithstanding the IRS private letter ruling and opinion, the IRS could determine that the spin-off should be treated as a taxable transaction if it determines that any of the representations, assumptions, or undertakings that were included in the request for the private letter ruling are false or have been violated or if it disagrees with the conclusions in the opinion that are not covered by the IRS ruling. If the spin-off fails to qualify for tax-free treatment, under the tax matters agreement between Temple-Inland and us, we would generally be required to indemnify Temple-Inland against any tax resulting from the distribution to the extent that such tax resulted from (1) an issuance of our equity securities, a redemption of our equity securities, or our involvement in other acquisitions of our equity securities, (2) other actions or failures to act by us, or (3) any of our representations or undertakings being incorrect or violated. If we are required to indemnify Temple-Inland or such other persons under the circumstances set forth in the tax matters agreement, we may be subject to substantial liabilities.

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

Our principal executive offices are located in Austin, Texas, where we lease approximately 32,000 square feet of office space from Palisades West, LLC, a venture in which we own a 25% interest. We also lease office space in Dallas, Texas; Fort Worth, Texas; Diboll, Texas; and Atlanta, Georgia. We believe these offices are suitable for conducting our business.

For a description of our properties in our real estate, mineral resources and fiber resources segments, see “Business — Real Estate”, “Business — Mineral Resources” and “Business — Fiber Resources”, respectively, in Part I, Item 1 of this Annual Report on Form 10-K.

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

Market Information

Our common stock is traded on the New York Stock Exchange. The high and low sales prices in each quarter in 2008 and in the fourth quarter in 2007 since our stock began trading on December 13, 2007 were:

	2008		2007
	Price Range		Price Range
	High	Low	High	Low

First Quarter	$29.49	$16.50	$—	$—
Second Quarter	27.30	18.39	—	—
Third Quarter	21.03	12.01	—	—
Fourth Quarter	15.50	2.93	24.45	20.00
For the Year	29.49	2.93	24.45	20.00

Stockholders

Our stock transfer records indicated that as of February 28, 2009, there were approximately 4,270 holders of record of our common stock.

Dividend Policy

We currently intend to retain any future earnings to support our business and do not anticipate paying cash dividends in the foreseeable future. The declaration and payment of any future dividends will be at the discretion of our Board of Directors after taking into account various factors, including without limitation, our financial condition, earnings, capital requirements of our business, the terms of any credit agreements to which we may be a party at the time, legal requirements (including compliance with the IRS private letter ruling), industry practice, and other factors that our board of directors deems relevant.

Equity Compensation Plan Information

We have only one equity compensation plan, the Forestar 2007 Stock Incentive Plan, which was approved by our sole stockholder prior to the spin-off. Information at December 31, 2008 about our equity compensation plan under which our common stock may be issued follows:

Number of Securities
Remaining Available for
	Number of Securities to be	Weighted-Average	Future Issuance Under
	Issued Upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,512,896	$21.70	545,574
Equity compensation plans not approved by security holders	None	None	None
Total	2,512,896	$21.70	545,574

Due to the equitable adjustment of Temple-Inland equity awards in connection with our spin-off, over 60% of the securities authorized for issuance under our 2007 Stock Incentive Plan were committed to Temple-Inland equity award holders immediately upon our spin-off.

Issuer Purchases of Equity Securities

We made no purchases of our equity securities in 2008. On February 11, 2009, we announced that our Board of Directors authorized the repurchase of up to 7,000,000 shares of our common stock, to be funded principally from the sale of approximately 175,000 acres of higher and better use timberland. We have not purchased any shares under this authorization, which has no expiration date, and no repurchases will be made under this repurchase authorization until after completion of the asset sales. We have no repurchase plans or programs that expired during 2008 and no repurchase plans or programs that we intend to terminate prior to expiration or under which we no longer intend to make further purchases.

Performance Graph

We composed an index of our peers consisting of Avatar Holdings Inc., Consolidated-Tomoka Land Co., Tejon Ranch Co. and The St. Joe Company (“Peer Index”). In 2008, our cumulative total stockholder return compared to the Russell 2000 Index and to the Peer Index was as shown in the following graph (assuming $100 invested on January 1, 2008):

Item 6.	Selected Financial Data.

	For the Year
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Revenues:
Real estate	$98,859	$142,729	$180,151	$118,121	$138,823
Mineral resources	47,671	20,818	27,980	21,049	13,439
Fiber resources	13,192	14,439	17,429	16,317	17,039

Total revenues	$159,722	$177,986	$225,560	$155,487	$169,301

Segment earnings:
Real estate(a)	$9,075	$39,507	$70,271	$46,418	$43,370
Mineral resources	44,076	18,581	26,305	19,629	12,360
Fiber resources	8,896	7,950	6,711	5,221	6,293

Total segment earnings	62,047	66,038	103,287	71,268	62,023
Items not allocated to segments:
General and administrative	(19,318)	(17,413)	(14,048)	(9,113)	(10,433)
Share-based compensation(b)	(4,516)	(1,397)	(1,275)	(443)	(154)
Interest expense	(21,283)	(9,229)	(6,229)	(6,439)	(6,091)
Other non-operating income(c)	279	705	79	483	535

Income before taxes	17,209	38,704	81,814	55,756	45,880
Income tax expense	(5,235)	(13,909)	(29,970)	(20,859)	(17,444)

Net income	$11,974	$24,795	$51,844	$34,897	$28,436

Diluted net income per share(d)	$0.33	$0.70	$1.47	$0.99	$0.80
Average diluted shares outstanding(d)	35,892	35,380	35,380	35,380	35,380

At year-end:
Assets	$834,576	$748,726	$620,174	$543,944	$517,700
Debt	$337,402	$266,015	$161,117	$121,948	$110,997
Minority interest in consolidated ventures	$6,660	$8,629	$7,746	$7,292	$8,078
Stockholders’/Parent’s Equity	$447,292	$433,201	$418,052	$381,290	$368,659
Ratio of total debt to total capitalization	43%	38%	28%	24%	23%

(a)	Beginning in 2006, we eliminated our historical one-month lag in accounting for our investment in our two largest real estate ventures as financial information became more readily available. The one-time effect of eliminating this one-month lag was to increase our equity in earnings by about $1,104,000.

(b)	In 2006, Temple-Inland adopted the modified prospective application of SFAS No. 123 (revised December 2004), Share-Based Payment. As a result, share-based compensation expense allocated to us increased by $153,000.

(c)	In 2006, other non-operating income included $459,000 expense associated with early repayment of debt.

(d)	For 2007 and prior years, we computed diluted net income per share based upon the number of shares of our common stock distributed by Temple-Inland on December 28, 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

•	general economic, market or business conditions;

•	economic, market or business conditions in Texas or Georgia, where our real estate activities are concentrated;

•	the opportunities (or lack thereof) that may be presented to us and that we may pursue;

•	future residential or commercial entitlements;

•	expected development timetables and projected timing for sales of lots or other parcels of land;

•	development approvals and the ability to obtain such approvals;

•	the anticipated price ranges of lots in our developments;

•	the number, price and timing of land sales or acquisitions;

•	absorption rates and expected gains on land and lot sales;

•	the levels of resale inventory in our development projects and the regions in which they are located;

•	the development of relationships with strategic partners;

•	fluctuations in costs and expenses;

•	demand for new housing, which can be affected by the availability of mortgage credit;

•	government energy policies;

•	demand for oil and gas;

•	fluctuations in oil and gas prices;

•	competitive actions by other companies;

•	changes in laws or regulations and actions or restrictions of regulatory agencies;

•	the results of financing efforts, including our ability to obtain financing with favorable terms;

•	our partners’ ability to fund their capital commitments;

•	the ability to complete merger, acquisition or divestiture plans; regulatory or other limitations imposed as a result of a merger, acquisition or divestiture; and the success of the business following a merger, acquisition or divestiture;

•	the final resolutions or outcomes with respect to our contingent and other corporate liabilities related to our business; and

•	our customers may be unwilling or unable to meet lot takedown commitments due to liquidity limitations or slowing market conditions.

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

Background

Prior to December 28, 2007, we were a wholly-owned subsidiary of Temple-Inland Inc. On December 28, 2007, Temple-Inland distributed all our issued and outstanding shares of common stock to its stockholders. As a result of the spin-off, our financial statements prior to 2008 reflect the historical accounts of the real estate development, minerals and fiber operations contributed to us and have been derived from the historical financial statements and accounts of Temple-Inland. In 2008, we operated our first full year as a stand-alone public company and the following discussion and analysis reflect the post-spin results of operations and the effect on our financial condition.

Strategy

Our strategy is to maximize and grow long-term stockholder value through:

•	Entitlement and development of real estate;

•	Realization of value from minerals and fiber resources; and

•	Growth through strategic and disciplined investment in our business.

On February 11, 2009, we announced the following strategic initiatives to enhance shareholder value:

•	Generate significant cash flow, principally from the sale of approximately 175,000 acres of higher and better use (HBU) timberland;

•	Reduce debt by approximately $150 million; and

•	Repurchase up to 20% of our common stock.

The debt reduction and share repurchases will be funded by proceeds from the assets sales.

Results of Operations for the Years Ended 2008, 2007 and 2006

Net income was $11,974,000 or $0.33 per diluted share in 2008, compared with $24,795,000 or $0.70 per diluted share in 2007 and $51,844,000 or $1.47 per diluted share in 2006.

A summary of our consolidated results follows:

	For the Year
	2008	2007	2006
	(In thousands)

Revenues:
Real estate	$98,859	$142,729	$180,151
Mineral resources	47,671	20,818	27,980
Fiber resources	13,192	14,439	17,429

Total revenues	$159,722	$177,986	$225,560

Segment earnings:
Real estate	$9,075	$39,507	$70,271
Mineral resources	44,076	18,581	26,305
Fiber resources	8,896	7,950	6,711

Total segment earnings	62,047	66,038	103,287
Items not allocated to segments:
General & administrative	(19,318)	(17,413)	(14,048)
Share-based compensation	(4,516)	(1,397)	(1,275)
Interest expense	(21,283)	(9,229)	(6,229)
Other non-operating income	279	705	79

Income before taxes	17,209	38,704	81,814
Income tax expense	(5,235)	(13,909)	(29,970)

Net income	$11,974	$24,795	$51,844

Significant aspects of our results of operations follow:

2008

•	Real estate segment earnings declined principally due to a continued decrease in the sales of residential real estate, decreased commercial sales activity, increased costs associated with environmental remediation, and asset impairments.

•	Mineral resources segment earnings increased as a result of bonus payments received for leasing over 61,500 net mineral acres. This leasing activity was located principally in East Texas and was driven by our proximity to the Cotton Valley, James Lime and Haynesville natural gas formations. Mineral resources segment earnings also benefited from increased production volumes from new well activity and higher average oil and gas prices.

•	General and administrative expenses increased as a result of costs associated with the continued development of corporate functions as well as start-up costs necessary as a stand-alone public company.

•	Share-based compensation expense increased primarily due to accelerated expense recognition in conjunction with awards granted to retirement-eligible employees, and an increase in the number of participants in our plan.

•	Interest expense increased as a result of higher debt levels and higher borrowing costs.

2007

•	Net income decreased as a result of the overall decline in the housing industry and a reduction in activity within our mineral resources segment.

•	General and administrative expenses increased as a result of costs associated with the development of corporate functions as a stand-alone company.

•	Interest expense increased principally as a result of higher debt levels.

2006

•	Net income increased due to the continued strength for new housing in the markets in which we operate and increased activity within our mineral resources segment.

•	General and administrative expenses increased as a result of costs associated with the segmentation of the real estate business within Temple-Inland.

Current Market Conditions

Current market conditions in the residential development industry are extremely difficult due to the oversupply of housing, declining sales volume for existing and new homes, flat to declining sales prices and a significant tightening of mortgage credit. Consumer confidence is near or at an all time low. Many home builders are experiencing liquidity shortfalls and are unwilling or unable to close committed lot purchases. All geographic markets and products have not been affected to the same extent or with equal severity, but most have experienced declines. It is likely these conditions will continue throughout 2009.

Current market conditions in the oil and gas industry have declined as oil and gas commodity prices have decreased from recent highs. Exploration and production companies have reduced capital expenditures for lease acquisition and production due to lower world wide demand and higher inventories resulting in lower oil and gas commodity prices. These conditions may impact the demand for new mineral leases, new exploration activity and the amount of royalty revenues we receive.

Pulpwood demand in our markets is stable. Pulpwood prices in our market areas have increased modestly due to pulp mill demand and wet weather conditions. Sawtimber prices have declined due to the decrease in demand for lumber products consistent with the decline in the housing industry.

Business Segments

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

We operate in cyclical industries. Our operations are affected to varying degrees by supply and demand factors and economic conditions including changes in interest rates, availability of mortgage credit, consumer sentiment, new housing starts, real estate values, employment levels, changes in the market prices for oil, gas, and timber, and the overall strength or weakness of the U.S. economy.

Real Estate

We own directly or through ventures over 365,000 acres of real estate located in ten states and 13 markets. Our real estate segment secures entitlements and develops infrastructure on our lands, primarily for single-family residential and mixed-use communities. We own about 300,000 acres in a broad area around Atlanta, Georgia, with the balance located primarily in Texas. We target investments principally in our strategic growth corridors, regions of accelerated growth across the southern half of the United States that possess key demographic and growth characteristics that we believe make them attractive for long-term real estate investment. We own and manage our projects either directly or through ventures. Our real estate segment revenues are principally derived from the sales of residential single-family lots, undeveloped land sales and commercial real estate and to a lesser degree from the operation of commercial properties, primarily a hotel.

A summary of our real estate results follows:

	For the Year
	2008	2007	2006
	(In thousands)

Revenues	$98,859	$142,729	$180,151
Cost of sales	(55,131)	(75,982)	(107,936)
Operating expenses	(35,898)	(25,201)	(18,084)

	7,830	41,546	54,131
Equity in earnings of unconsolidated ventures	3,480	3,732	19,371
Minority interest expense in consolidated ventures	(2,235)	(5,771)	(3,231)

Segment earnings	$9,075	$39,507	$70,271

In 2008, operating expenses principally consist of $10,280,000 in property taxes, $8,109,000 in employee compensation and benefits and $3,007,000 related to environmental remediation activities. Cost of sales includes $3,000,000 in asset impairment charges related to wholly-owned residential real estate projects, principally in Texas. Segment earnings benefited from $943,000 in recovered project infrastructure costs from an improvement district related to a project in Texas in which we no longer have an investment.

In 2007, operating expenses principally consist of $7,405,000 in property taxes, $3,907,000 related to employee compensation and benefits, and depreciation expense of $2,333,000. Cost of sales includes $6,518,000 in asset impairment charges related to residential real estate projects and a commercial golf club operation in Texas. The decrease in equity in earnings of unconsolidated ventures is principally due to the overall decline in the housing industry.

In 2006, operating expenses principally consist of $8,063,000 in property taxes, and $3,976,000 related to employee compensation and benefits. We eliminated our historical one-month lag in accounting for our investment in our two largest real estate ventures as financial information became more readily available. The one-time effect of eliminating this one-month lag was to increase our equity in earnings of unconsolidated ventures in 2006 by about $1,104,000.

Revenues in our owned and consolidated ventures consist of:

	For the Year
	2008	2007	2006
	(In thousands)

Residential real estate	$38,110	$56,731	$74,833
Commercial real estate	9,440	43,220	49,699
Undeveloped land	26,005	17,939	27,253
Commercial operating properties	21,488	20,383	19,590
Other	3,816	4,456	8,776

Total revenues	$98,859	$142,729	$180,151

Units sold in our owned and consolidated ventures consist of:

	For the Year
	2008	2007	2006

Residential real estate:
Lots sold	812	1,076	1,710
Revenue per lot sold	$45,712	$51,079	$42,355
Commercial real estate:
Acres sold	55	166	220
Revenue per acre sold	$172,346	$260,229	$221,888
Undeveloped land:
Acres sold	5,577	2,486	3,441
Revenue per acre sold	$4,663	$6,748	$7,925

Residential real estate revenues principally consist of the sale of single-family lots to national, regional and local homebuilders. In 2008, residential real estate revenues declined as a result of decreased demand for single-family lots due to the overall decline in the housing industry and significant tightening of mortgage credit availability. We expect difficult housing markets and credit conditions throughout 2009.

Commercial real estate revenues in 2007 included $31,000,000 from three sales aggregating 91 acres on which we recognized income of $17,000,000. In 2006, commercial real estate revenues included $39,000,000 from two sales aggregating 131 acres on which we recognized income of $14,000,000.

As market conditions for residential and commercial real estate continued to deteriorate in 2008, we allocated additional internal resources and focused our strategic marketing efforts toward sale of our undeveloped land. As a result, we sold 5,577 acres from our owned and consolidated ventures at an average price of $4,663 per acre, generating $26,005,000 in undeveloped land sales revenues in 2008.

In 2007, undeveloped land sales revenues decreased compared to 2006 as a result of significant tightening of credit standards.

Other revenues in 2006 included the sale of a country club property for $4,300,000.

Information about our real estate projects and our real estate ventures follows:

	Year-End
	2008	2007

Owned and consolidated ventures:
Entitled, developed, and under development projects
Number of projects	57	56
Residential lots remaining	20,561	20,465
Commercial acres remaining	1,624	1,136
Undeveloped land and land in the entitlement process
Number of projects	23	22
Acres in entitlement process	32,640	27,720
Acres undeveloped	309,232	321,694
Ventures accounted for using the equity method:
Ventures’ lot sales (for the year)
Lots sold	248	631
Revenue per lot sold	$57,750	$55,877
Ventures’ entitled, developed, and under development projects
Number of projects	21	22
Residential lots remaining	9,348	9,385
Commercial acres sold (for the year)	65	32
Revenue per acre sold	$280,609	$264,181
Commercial acres remaining	648	719
Ventures’ undeveloped land and land in the entitlement process
Number of projects	2	2
Acres in entitlement process	1,080	870
Acres sold (for the year)	486	131
Revenue per acre sold	$6,306	$5,764
Acres undeveloped	5,641	6,127

Mineral Resources

We own directly or through ventures about 622,000 net acres of oil and gas mineral interests. Our mineral resources segment is focused on maximizing the value from royalties and other lease revenues from our oil and gas mineral interests located in Texas, Louisiana, Alabama and Georgia. At year-end 2008, we have about 121,000 net acres under lease and about 25,000 net acres held by production.

A summary of our mineral resources results follows:

	For the Year
	2008	2007	2006
	(In thousands)

Revenues	$47,671	$20,818	$27,980
Operating expenses	(4,757)	(2,237)	(1,675)

	42,914	18,581	26,305
Equity in earnings of unconsolidated ventures	1,162	—	—

Segment earnings	$44,076	$18,581	$26,305

In 2008, operating expenses principally consist of $911,000 related to employee compensation and benefits and $1,714,000 related to oil and gas production severance taxes. Equity in earnings of unconsolidated ventures includes our share of a lease bonus payment as result of leasing 241 net mineral acres for $1,568,000.

In 2007 and 2006, oil and gas production severance taxes were reflected as a reduction of revenues. Operating expenses were allocated to us from Temple-Inland.

Revenues consist of:

	For the Year
	2008	2007	2006
	(In thousands)

Royalties	$21,639	$13,114	$17,381
Other lease revenues	26,032	7,704	10,599

Total revenues	$47,671	$20,818	$27,980

In 2008, other lease revenues include $23,356,000 in lease bonus payments as a result of leasing over 61,500 net mineral acres. The leasing activity was located principally in East Texas and was driven by our proximity to the Cotton Valley, James Lime and Haynesville natural gas formations.

In 2008, royalty revenues include our share of about 88,000 barrels of oil and approximately 1,363 million cubic feet (mmcf) of natural gas production related to our royalty interests. In 2008, royalty revenues benefited from increased production volume from new well activity and higher oil and natural gas prices. The average price per barrel of oil was $106.66 in 2008, $65.24 in 2007 and $64.14 in 2006. The average price per thousand cubic feet (mcf) of natural gas was $8.76 in 2008, $6.69 in 2007 and $7.95 in 2006.

A summary of our oil and gas mineral interests(a) at year-end 2008 follows:

			Held By
State	Unleased	Leased(b)	Production(c)	Total(d)
	(Net acres)

Texas	118,000	108,000	18,000	244,000
Louisiana	110,000	4,000	7,000	121,000
Alabama	48,000	9,000	—	57,000
Georgia	200,000	—	—	200,000

	476,000	121,000	25,000	622,000

(a)	Includes ventures.

(b)	Includes leases in primary lease term only.

(c)	Acres being held by production are producing oil or gas in paying quantities.

(d)	Texas and Louisiana net acres are calculated as the gross number of surface acres multiplied by our percentage ownership of the mineral interest. Alabama and Georgia net acres are calculated as the gross number of surface acres multiplied by our estimated percentage ownership of the mineral interest based on county sampling.

We also have a 45 percent nonparticipating royalty interest in groundwater produced or withdrawn for commercial purposes or sold from approximately 1.38 million acres in Texas, Louisiana, Georgia and Alabama. We have not received any income from this interest.

Fiber Resources

Our fiber resources segment focuses principally on the management of our timber holdings. We have over 340,000 acres of timber on our undeveloped land and about 18,000 acres of timber under lease. We sell wood fiber from our land, primarily in Georgia, and lease land for hunting and other recreational uses.

A summary of our fiber resources results follows:

	For the Year
	2008	2007	2006
	(In thousands)

Revenues	$13,192	$14,439	$17,429
Cost of sales	(3,357)	(3,672)	(3,455)
Operating expenses	(2,611)	(5,060)	(7,263)

	7,224	5,707	6,711
Other operating income	1,672	2,243	—

Segment earnings	$8,896	$7,950	$6,711

In 2008, operating expenses decreased as a result of establishing our post-spin operating structure and principally consist of $1,036,000 related to employee compensation and benefits, and $600,000 related to contract services. In 2007 and 2006, costs and expenses were allocated to us from Temple-Inland.

In 2008 and 2007, other operating income principally reflects a gain from partial termination of a timber lease related to land sold from Ironstob LLC, a venture created in 2007. We have a 58% ownership interest in this venture which controls about 16,000 acres of undeveloped land near Atlanta, Georgia.

Revenues consist of:

	For the Year
	2008	2007	2006
	(In thousands)

Fiber	$10,987	$13,722	$14,313
Recreational leases and other	2,205	717	3,116

Total revenues	$13,192	$14,439	$17,429

Fiber sold consists of:

	For the Year
	2008	2007	2006

Tons sold	1,079,873	1,215,471	1,114,820
Revenue per ton sold	$10.17	$11.29	$12.84

In 2008, revenue per ton decreased because we harvested and sold higher levels of pulpwood. The majority of our sales were to Temple-Inland at market prices.

In 2007, Temple-Inland retained a greater portion of recreational lease revenues.

Items Not Allocated to Segments

Unallocated items represent income and expenses managed on a company-wide basis and include general and administrative expenses, share-based compensation, other non-operating income and expense and interest expense.

In 2008 and 2007, the increase in interest expense was due to higher average debt balances and higher borrowing costs.

In 2008, the increase in share-based compensation expense was a result of recognizing accelerated expense for retirement eligible employees and fully vested awards to members of our board of directors, and from an increase in the number of participants in our plan. In 2007 and 2006, share-based compensation was allocated from Temple-Inland and represents the expense of Temple-Inland share-based awards granted to our employees.

In 2008 and 2007, the increase in general and administrative expenses was due to increased costs associated with implementing corporate functions as a stand-alone public company.

Income Taxes

Our effective tax rate, which is income tax as a percentage of income before taxes, was 30 percent in 2008, 36 percent in 2007 and 37 percent in 2006. The 2008 rate reflects a benefit from increased percentage depletion deduction related to our mineral activities and a federal income tax rate change for qualified timber gains due to the Food, Conservation and Energy Act of 2008. We anticipate that our effective tax rate in 2009 will be about 37 percent due to our announced 2009 strategic initiatives and the expiration in June 2009 of special tax rates for qualified timber gains under the Food, Conservation and Energy Act of 2008. We have not provided a valuation allowance for our deferred tax asset because we believe it is likely it will be recoverable in future periods.

Capital Resources and Liquidity

Sources and Uses of Cash

We operate in cyclical industries and our cash flows fluctuate accordingly. Our principal operating cash requirements are for the acquisition and development of real estate, either directly or indirectly through ventures, taxes, interest, and compensation. Our principal sources of cash are proceeds from the sale of real estate and timber, the cash flow from minerals and commercial operating properties, and borrowings. Operating cash flows are affected by the timing of the payment of real estate development expenditures and the collection of proceeds from the eventual sale of the real estate, the timing of which can vary substantially depending on many factors including the size of the project, state and local permitting requirements, and availability of utilities. Working capital is subject to operating needs, the timing of sales of real estate and timber, the timing of collection of mineral royalties or mineral lease payments, collection of receivables, reimbursement from utility or improvement districts, and the payment of payables and expenses.

Cash Flows from Operating Activities

Cash flows from real estate development activities, undeveloped land sales, timber sales, and mineral and recreational leases are classified as operating cash flows.

Net cash (used for) operations was $(51,889,000) in 2008, $(63,981,000) in 2007 and $(27,705,000) in 2006. In 2008, expenditures for real estate development and acquisition exceeded non-cash real estate cost of sales principally due to contractual commitments to our Cibolo Canyons project. We invested $34,863,000 in this project in 2008. In 2007, expenditures for real estate development and acquisition significantly exceeded non-cash real estate cost of sales principally due to the investment of $47,000,000 in new real estate projects, an increase in the deferred tax asset of $19,544,000 due primarily to a tax gain resulting from our contractual right to receive certain hotel occupancy and sales revenues through 2034 at our Cibolo Canyons project, and distributions to minority interests of $11,042,000. In 2006, expenditures for real estate development and acquisition significantly exceeded non-cash real estate cost of sales principally due to the investment of $74,000,000 in ten new real estate projects.

Cash Flows from Investing Activities

Capital contributions to and capital distributions from unconsolidated ventures are classified as investing activities. In addition, expenditures related to reforestation activities in our fiber resources segment are classified as investing activities.

In 2008, net cash (used for) investing activities was $(16,667,000) as capital contributed to unconsolidated ventures exceeded distributions received principally due to our contractual commitment to Palisades West LLC. In 2008, we contributed $9,118,000 to this venture which consists of two office buildings totaling approximately 375,000 square feet located in Austin, Texas. In 2007, net cash (used for) investing activities was $(10,828,000) as capital contributed to unconsolidated ventures exceeded distributions received. Net cash provided by investing activities was $7,410,000 in 2006 as capital distributions we received from unconsolidated ventures exceeded contributions.

Cash Flows from Financing Activities

Net cash provided by financing activities was $69,163,000 in 2008, $71,979,000 in 2007 and $17,703,000 in 2006. In 2008, our debt increased by $71,387,000 to fund our real estate development expenditures, net investment in our unconsolidated ventures and net working capital to operate our business. In 2007, the increase in debt funded expenditures for real estate development and acquisitions. In 2006, the increase in debt, including borrowings under our credit facility with Temple-Inland, funded expenditures for real estate development and acquisitions in excess of the net distributions we received from ventures.

Liquidity and Contractual Obligations

Liquidity

At year-end 2008, we had $187,933,000 in net unused borrowing capacity under our senior credit facility.

Senior
Credit Facility
(In thousands)

Committed	$465,000
Plus: unrestricted cash equivalents	5,968
Less: borrowings	(234,900)
Less: letters of credit	(13,135)
Less: minimum liquidity covenant	(35,000)

Unused borrowing capacity at year-end 2008	$187,933

Our senior credit facility provides for a $175,000,000 term loan and a $290,000,000 revolving line of credit. We may, upon notice to the lenders, request an increase in the credit facility to provide for a total of $500,000,000. The revolving line of credit may be prepaid at any time without penalty. The term loan may be prepaid at any time; however, repayment prior to June 1, 2009 requires a fee of 1.00% of the principal amount. There is no prepayment fee for the term loan on or after June 1, 2009. The senior credit facility matures December 1, 2010. The revolving line of credit includes a $100,000,000 sublimit for letters of credit, of which $13,135,000 was outstanding at year-end 2008. Total borrowings under our senior credit facility (including the face amount of letters of credit) may not exceed a borrowing base formula, and include a $35,000,000 minimum liquidity requirement at each quarter-end.

At our option, we can borrow at LIBOR plus 4 percent or Prime plus 2 percent. All borrowings under the senior credit facility are secured by (a) an initial pledge of approximately 250,000 acres of undeveloped land, (b) assignments of current and future leases, rents and contracts, including our mineral leases, (c) a security interest in our primary operating account, (d) pledge of the equity interests in current and future material operating subsidiaries or joint venture interests, or if such pledge is not permitted, a pledge of the right to distributions from such entities, and (e) negative pledge (without a mortgage) on most other wholly-owned assets. The senior credit facility provides for releases of real estate provided that borrowing base compliance is maintained.

As a result of current financial market conditions, we closely monitor the banks in our senior credit facility. We have not experienced any difficulty borrowing under our credit facility to date, and we currently have no reason to believe that the participants will not be able to honor their commitments under these facilities.

In 2008, we entered into an interest rate swap agreement. This instrument expires in 2010 and is for a total notional amount of $100,000,000. It is non-exchange traded and is valued using third-party resources and models. Under the agreement, we mitigate interest rate fluctuations by fixing the interest rate on the first $100,000,000 of our variable rate borrowings at 6.57 percent compared with a floating interest rate of one month LIBOR plus 4 percent (4.77% at year-end 2008). At year-end 2008, the fair value of our interest rate instrument was a $1,938,000 liability that is included in other liabilities.

Our senior credit facility and other debt agreements contain terms, conditions and financial covenants customary for such agreements including minimum levels of interest coverage and limitations on leverage. At year-end 2008, we had complied with the terms, conditions and financial covenants of these agreements. The following table details our compliance with the financial covenants of these agreements:

Financial Covenant	Requirement	Year-End 2008

Interest Coverage Ratio(a)	≥1.50:1.0	2.68:1.0
Revenues/Capital Expenditures Ratio(b)	≥0.80:1.0	1.47:1.0
Total Leverage Ratio(c)	40%	23.7%
Minimum Liquidity(d)	>$35 million	$223 million
Net Worth(e)	>$355 million(e)	$447 million

(a)	Calculated as EBITDA (earnings before interest, taxes, depreciation and amortization) plus all non-cash compensation expenses plus other non-cash expenses, divided by interest expense. This covenant is applied at the end of each quarter on a rolling four quarter basis, and the requirement increases to 2.00 in second quarter 2009.

(b)	Calculated as total gross revenues plus our pro rata share of the operating revenues from unconsolidated ventures, divided by capital expenditures. Capital expenditures are defined as consolidated development and acquisition expenditures plus our pro rata share of unconsolidated ventures’ development and acquisition expenditures. This covenant is applied at the end of each quarter on a rolling four quarter basis, and the requirement increases to 1.0:1.0 after third quarter 2009.

(c)	Calculated as total funded debt divided by adjusted asset value. Total funded debt includes all indebtedness for borrowed funds, all secured liabilities, and all reimbursement obligations with respect to letters of credit or similar instruments. Adjusted asset value is defined as the sum of unrestricted cash and cash equivalents, timberlands, high value timberlands, raw entitled lands, entitled land under development, minerals business, and all other real estate owned at book value without regard to any indebtedness, and our pro rata share of joint ventures’ book value without regard to any indebtedness. This covenant is applied at the end of each quarter.

(d)	Calculated as the amount available for drawing under the revolving commitment, plus unrestricted cash, plus cash equivalents which are not pledged or encumbered and the use of which is not restricted by the terms of any agreement. This covenant is applied at the end of each quarter.

(e)	Calculated as the amount by which consolidated total assets exceeds consolidated total liabilities. At year-end 2008, the requirement is $355 million, computed as: $350 million, plus eighty five percent of the aggregate net proceeds received by us from any equity offering, plus fifty percent of all positive net income, on a cumulative basis. This covenant is applied at the end of each quarter.

Based on our current operating projections, we believe that we will remain in compliance with our senior credit facility covenants in the future. However, if market conditions continue to deteriorate or continue for an extended period, we may be unable to comply with our financial covenants and may need to seek amendments, waivers or forbearance of our senior credit facility, or may need to refinance. There can be no assurance that we will be able to obtain any amendments, waivers or forbearance when, as and if needed, or if the lenders would be willing to refinance on terms acceptable to us, or at all. Any amended facilities could be on terms that are both more expensive and more restrictive than our current senior credit facility.

There can be no assurance that these covenants will not adversely affect our ability to finance our future operations or capital needs or to pursue available business opportunities. A breach of any of these covenants or our inability to maintain the required financial ratios could result in a default of the senior credit facility. If a default occurs, the affected lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable.

Contractual Obligations

At year-end 2008, contractual obligations consist of:

	Payments Due or Expiring by Year
	Total	2009	2010-11	2012-13	Thereafter
	(In thousands)

Debt(a)	$337,402	$35,207	$302,195	$—	$—
Interest payments on debt	20,065	11,574	8,491	—	—
Purchase obligations	20,699	18,417	2,282	—	—
Operating leases	23,746	2,226	4,196	3,719	13,605
Venture contributions	2,792	2,792	—	—	—

Total	$404,704	$70,216	$317,164	$3,719	$13,605

(a)	Denotes items included in our balance sheet.

Interest payments on debt include interest payments related to our fixed rate debt and estimated interest payments related to our variable rate debt. Estimated interest payments on variable rate debt were calculated assuming that the outstanding balances and interest rates that existed at year-end 2008 remain constant through maturity.

Purchase obligations are defined as legally binding and enforceable agreements to purchase goods and services. Our purchase obligations include commitments for land acquisition and land development, engineering and construction contracts for land development and service contracts. Our commitment to support third-party construction and ownership of a resort hotel, spa and golf facilities at our Cibolo Canyons mixed-use development near San Antonio, Texas represents our most significant purchase obligation. At year-end 2008, our unfunded commitment related to the Cibolo Canyons resort was $13,083,000, which is expected to be funded in 2009.

Our operating leases are for timberland, facilities and equipment. In second quarter 2008, we entered into a 10-year agreement with Palisades West LLC, in which we have a 25 percent ownership interest, to lease approximately 32,000 square feet in Austin, Texas. We occupy this facility as our corporate headquarters effective in fourth quarter 2008. At year-end 2008, the remaining contractual obligation is $12,133,000. Also included in operating leases is a long-term timber lease of over 16,000 acres that has a remaining lease term of 16 years and a remaining contractual obligation of $9,106,000.

Venture contributions represent commitments to contribute a stated amount to a venture as and when needed by the venture. We have excluded from the table contributions that may be made in the ordinary course of business for which there is no commitment to contribute an amount that is quantifiable or identifiable to specific dates.

Estimated payments related to our interest rate swap agreement are excluded from the table because we cannot reasonably estimate the amount or timing of payment obligations. Additionally, we have other long-term liabilities that are not included in the table because they do not have scheduled maturities.

Our sources of funding are our operating cash flows and borrowings under our senior credit facility. Our contractual obligations due in 2009 will likely be paid from operating cash flows and from borrowings under our senior credit facility.

Off-Balance Sheet Arrangements

From time to time, we enter into off-balance sheet arrangements to facilitate our operating activities. At year-end 2008, our off-balance sheet unfunded arrangements, excluding contractual interest payments, purchase obligations, and operating lease obligations, included in the table of contractual obligations, consist of:

	Expiring by Year
	Total	2009	2010-11	2012-13	Thereafter
	(In thousands)

Standby letters of credit	$13,135	$10,635	$2,500	$—	$—
Performance bonds	14,099	14,009	70	20	—
Recourse obligations	8,991	2,860	4,656	100	1,375

Total	$36,225	$27,504	$7,226	$120	$1,375

Performance bonds, letters of credit, and recourse obligations are primarily for our real estate development activities and include $3,151,000 of performance bonds and letters of credit we provided on behalf of certain ventures. Our venture partners also provide performance bonds and letters of credit. Generally these performance bonds or letters of credit would be drawn on due to lack of specific performance by us or the ventures, such as failure to deliver streets and utilities in accordance with local codes and ordinances.

Cibolo Canyons — San Antonio, Texas

Mixed-Use Development

The Cibolo Canyons mixed-use development consists of 2,100 acres planned to include 1,749 residential lots and 145 commercial acres designated for multifamily and retail uses, of which 537 lots and 64 commercial acres have been sold at year-end 2008. We have $65,894,000 invested in the development at year-end 2008.

The construction and opening of the resort hotel (discussed below) will satisfy a condition to our right to obtain reimbursement of certain infrastructure costs related to our mixed-use development under an Ad Valorem Tax and Non Resort Sales and Use Tax Public Improvement Financing Agreement between us and a Special Purpose Improvement District (SPID).

Until the SPID achieves an adequate tax base to support issuance of bonds, the proceeds of which will be used by the SPID to reimburse us for qualified infrastructure costs, we will not include the estimated reimbursements as a reduction of our real estate cost of sales. At year-end 2008, we have billed the SPID $49,529,000 for qualified infrastructure costs. These costs have been audited by the SPID and approved for payment, and are included in our investment in the mixed-use development.

If the resort hotel is not open and operating on July 1, 2011, the City of San Antonio could terminate the SPID and we would have no payor for reimbursement of qualified infrastructure costs. The resort hotel is under construction and is currently scheduled to open well before July 1, 2011.

Resort Hotel, Spa and Golf

In 2007, we entered into agreements to facilitate third-party construction and ownership of the JW Marriott® San Antonio Hill Country Resort & Spa, planned to include a 1,002 room destination resort and two PGA Tour® Tournament Players Club® golf courses. Under these agreements, we transferred to the third-party owners about 700 acres of undeveloped land and we agreed to provide about $38,500,000. In exchange, the third-party owners assigned to us certain rights under an Economic Development Agreement, including the right to receive 9% of hotel occupancy revenues and 1.5% of sales generated within the resort through 2034. At year-end 2008, we have provided $25,417,000 and expect to fund our remaining commitment of $13,083,000 by year-end 2009.

If the resort hotel is not open and operating on July 1, 2011, the City of San Antonio could terminate the SPID and there would be no source of revenue to fund payments under the Economic Development Agreement. The resort hotel is under construction and is currently scheduled to open well before July 1, 2011.

Accounting Policies

Critical Accounting Estimates

In preparing our financial statements, we follow generally accepted accounting principles, which in many cases require us to make assumptions, estimates, and judgments that affect the amounts reported. Our significant accounting policies are included in Note 1 to the Consolidated Financial Statements. Many of these principles are relatively straightforward. There are, however, a few accounting policies that are critical because they are important in determining our financial condition and results and involve significant assumptions, estimates, and judgments that are difficult to determine. We must make these assumptions, estimates, and judgments currently about matters that are inherently uncertain, such as future economic conditions, operating results, and valuations, as well as our intentions. As the difficulty increases, the level of precision decreases, meaning actual results can, and probably will, differ from those currently estimated. We base our assumptions, estimates, and judgments on a combination of historical experiences and other factors that we believe are reasonable. We have reviewed the selection and disclosure of these critical accounting estimates with our Audit Committee.

•	Investment in Real Estate and Cost of Real Estate Sales — In allocating costs to real estate owned and real estate sold, we must estimate current and future real estate values. Our estimates of future real estate values sometimes must extend over periods 15 to 20 years from today and are dependent on numerous assumptions including our intentions and future market and economic conditions. In addition, when we sell real estate from projects that are not finished, we must estimate future development costs through completion. Differences between our estimates and actual results will affect future carrying values and operating results.

•	Impairment of Long-Lived Assets — Measuring assets for impairment requires estimating future fair values based on our intentions as to holding periods, future operating cash flows and the residual value of assets under review, primarily undeveloped land. Depending on the asset under review, we use varying methods to determine fair value, such as discounting expected future cash flows, determining resale values by market, or applying a capitalization rate to net operating income using prevailing rates in a given market. Changes in economic conditions, demand for real estate, and the projected net operating income for a specific property will inevitably change our estimates.

•	Share-Based Compensation — We currently use the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the stock price as well as assumptions regarding a number of other variables. These variables include expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors (term of option), risk-free interest rate and expected dividends. We have limited historical experience as a stand-alone company so we utilized alternative methods in determining our valuation assumptions. The expected life was based on the simplified method utilizing the midpoint between the vesting period and the contractual life of the awards. The expected stock price volatility was based on historical prices of our peers’ common stock for a period corresponding to the expected life of the options. Pre-vesting forfeitures are estimated based upon the pool of participants and their expected activity.

•	Income Taxes — In preparing our consolidated financial statements, significant management judgment is required to estimate our income taxes. Our estimates are based on our interpretation of federal and state tax laws. We estimate our actual current tax due and assess temporary differences resulting from differing treatment of items for tax and accounting purposes. The temporary differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. If needed, we record a valuation allowance against our deferred tax assets based upon our analysis of the timing and reversal of future taxable amounts and our history and future expectations of taxable income. Adjustments may be required by a change in assessment of our deferred tax assets and liabilities, changes due to audit adjustments by federal and state tax authorities, and changes in tax laws. To the extent adjustments are required in any given period; we will include the adjustments in the tax provision in our financial statements. These adjustments could materially impact our financial position, cash flow and results of operation.

Pending Accounting Pronouncements

There are three new accounting pronouncements that we will adopt in 2009 or will be required to adopt in 2010. Please read Note 1 to the Consolidated Financial Statements.

Effects of Inflation

Inflation has had minimal effects on operating results the past three years. Our real estate, timber, and property and equipment are carried at historical costs. If carried at current replacement costs, the cost of real estate sold, timber cut, and depreciation expense would have been significantly higher than what we reported.

Legal Proceedings

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

Interest Rate Risk

Our interest rate risk is principally related to our variable-rate debt. Interest rate changes impact earnings due to the resulting increase or decrease in the cost of our variable-rate debt, which was $229,030,000 at year-end 2008 and $238,716,000 at year-end 2007.

The following table illustrates the estimated effect on our pre-tax income of immediate, parallel, and sustained shifts in interest rates for the next 12 months at year-end 2008 on our variable-rate debt, with comparative year-end 2007 information. This estimate assumes that debt reductions from contractual payments will be replaced with short-term, variable-rate debt; however, that may not be the financing alternative we choose.

	At Year-End
Change in Interest Rates	2008	2007
	(In thousands)

+2%	$(4,581)	$(4,774)
+1%	(2,290)	(2,387)
−1%	2,290	2,387
−2%	4,581	4,774

Changes in interest rates affect the value of our interest rate swap agreement ($100,000,000 notional value at year-end 2008). We believe any change in the value of this agreement would not be significant.

Foreign Currency Risk

We have no exposure to foreign currency fluctuations.

Commodity Price Risk

We have no significant exposure to commodity price fluctuations.

Item 8.	Financial Statements and Supplementary Data.

The Consolidated Financial Statements and related notes and schedules are indexed on page F-1, and are attached as pages F-1 through F-31, to this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a) Disclosure controls and procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (or the Exchange Act)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Internal control over financial reporting

Management’s report on internal control over financial reporting is included in this Annual Report on Form 10-K on page F-2.

(c) Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in fourth quarter 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Set forth below is certain information about the members of our Board of Directors:

		Year First
		Elected to
Name	Age	the Board	Principal Occupation

Kenneth M. Jastrow, II	61	2007	Former Chairman and Chief Executive Officer of Temple-Inland Inc.
Louis R. Brill	67	2007	Former Chief Accounting Officer of Temple-Inland Inc.
Kathleen Brown	63	2007	Senior Advisor, Goldman, Sachs & Co.
William G. Currie	61	2007	Executive Chairman of Universal Forest Products, Inc.
James M. DeCosmo	50	2007	President and Chief Executive Officer of Forestar Group Inc.
Michael E. Dougherty	68	2008	Chairman of Dougherty Financial Group LLC
James A. Johnson	65	2007	Vice Chairman of Perseus LLC
Thomas H. McAuley	63	2007	President of Inland Capital Markets Groups, Inc.
William C. Powers, Jr.	62	2007	President of The University of Texas at Austin
James A. Rubright	62	2007	Chairman and Chief Executive Officer of Rock-Tenn Company
Richard M. Smith	63	2007	Chairman of Newsweek

The remaining information required by this item is incorporated herein by reference from our definitive proxy statement, involving the election of directors, to be filed pursuant to Regulation 14A with the SEC not later than 120 days after the end of the fiscal year covered by this Form 10-K (or Definitive Proxy Statement). Certain information required by this item concerning executive officers is included in Part I of this report.

Item 11.	Executive Compensation.

The information required by this item will be contained in our Definitive Proxy Statement to be filed in connection with our 2009 annual meeting of stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be contained in our Definitive Proxy Statement to be filed in connection with our 2009 annual meeting of stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be contained in our Definitive Proxy Statement to be filed in connection with our 2009 annual meeting of stockholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this item will be contained in our Definitive Proxy Statement to be filed in connection with our 2009 annual meeting of stockholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Documents filed as part of this report.

(1) Financial Statements

Our Consolidated Financial Statements are attached as pages F-1 through F-31 to this Annual Report on Form 10-K.

(2) Financial Statement Schedules

Schedule III — Consolidated Real Estate and Accumulated Depreciation is attached as pages S-1 through S-6 to this Annual Report on Form 10-K.

Schedules other than those listed above are omitted as the required information is either inapplicable or the information is presented in our Consolidated Financial Statements and notes thereto.

(3) Exhibits

The exhibits listed in the Exhibit Index in (b) below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

(b) Exhibits

Exhibit
Number	Exhibit

2.1	Separation and Distribution Agreement, dated December 11, 2007, among Forestar Real Estate Group Inc. (the “Company”), Guaranty Financial Group Inc., and Temple — Inland Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2007).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2007).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2007).
3.3	First Amendment to Amended and Restated Bylaws of Forestar Real Estate Group Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on February 19, 2008).
3.4	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2007).
3.5	Second Amendment to Amended and Restated Bylaws of Forestar Real Estate Group Inc.(1)
3.6	Certificate of Ownership and Merger, dated November 21, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 24, 2008).
3.7	Third Amendment to Amended and Restated Bylaws of Forestar Group Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the Commission on November 24, 2008).
4.1	Specimen Certificate for shares of common stock, par value $1.00 per share, of Forestar Real Estate Group Inc. (incorporated by reference to Exhibit 4.1 of Amendment No. 5 to the Company’s Form 10 filed with the Commission on December 10, 2007).
4.2	Rights Agreement, dated December 11, 2007, between Forestar Real Estate Group Inc. and Computershare Trust Company, N.A., as Rights Agent (including Form of Rights Certificate) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2007).
10.1	Tax Matters Agreement, dated December 11, 2007, among Forestar Real Estate Group Inc., Guaranty Financial Group Inc., and Temple — Inland Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2007).

Exhibit
Number		Exhibit

10.2		Transition Services Agreement, dated December 11, 2007, among Forestar Real Estate Group Inc., Guaranty Financial Group Inc., and Temple — Inland Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2007).
10.3		Employee Matters Agreement, dated December 11, 2007, among Forestar Real Estate Group Inc., Guaranty Financial Group Inc., and Temple — Inland Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2007).
10.4		Form of Forestar Real Estate Group Retirement Savings Plan (incorporated by reference to Exhibit 10.4 of Amendment No. 5 to the Company’s Form 10 filed with the Commission on December 10, 2007).
10	.5†	Form of Forestar Real Estate Group Supplemental Employee Retirement Plan (incorporated by reference to Exhibit 10.5 of Amendment No. 5 to the Company’s Form 10 filed with the Commission on December 10, 2007).
10	.6†	Form of Forestar Real Estate Group 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 of Amendment No. 5 to the Company’s Form 10 filed with the Commission on December 10, 2007).
10	.7†	Form of Forestar Real Estate Group Director’s Fee Deferral Plan (incorporated by reference to Exhibit 10.7 of Amendment No. 5 to the Company’s Form 10 filed with the Commission on December 10, 2007).
10.8		Revolving and Term Credit Agreement, dated as of December 14, 2007, among Forestar (USA) Real Estate Group Inc., as borrower, and Forestar Real Estate Group Inc. and certain wholly-owned subsidiaries of the Company, as guarantors, and KeyBank National Association, as lender, swing line lender and agent; General Electric Credit Corporation and AgFirst Farm Credit Bank, as co-syndication agents; KeyBanc Capital Markets, as sole arranger and sole book managers; and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on December 17, 2007).
10	.9†	Form of Indemnification Agreement to be entered into between the Company and each of its directors (incorporated by reference to Exhibit 10.9 of Amendment No. 5 to the Company’s Form 10 filed with the Commission on December 10, 2007).
10	.10†	Form of Change in Control Agreement between the Company and its named executive officers (incorporated by reference to Exhibit 10.10 of Amendment No. 5 to the Company’s Form 10 filed with the Commission on December 10, 2007).
10	.11†	Employment Agreement between the Company and James M. DeCosmo dated August 9, 2007 (incorporated by reference to Exhibit 10.11 of Amendment No. 5 to the Company’s Form 10 filed with the Commission on December 10, 2007).
10	.12†	Form of Nonqualified Stock Option Agreement(1).
10	.13†	Form of Restricted Stock Agreement (Tier 1) (1).
10	.14†	Form of Restricted Stock Units Agreement for senior executives (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on February 12, 2009).
10	.15†	Form of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on February 12, 2009).
10	.16†	First Amendment to Forestar Group Inc. Director’s Fee Deferral Plan(1).
21.1		List of Subsidiaries of the Company(1).
23		Consent of Ernst & Young LLP(1).
31.1		Certification of Chief Executive Officer pursuant to Exchange Act rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1).
31.2		Certification of Chief Financial Officer pursuant to Exchange Act rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1).
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1).
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1).

†	Management contract or compensatory plan or arrangement.

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Forestar Group Inc.

By:	/s/ James M. DeCosmo
James M. DeCosmo
President and Chief Executive Officer

Date: March 5, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ James M. DeCosmo James M. DeCosmo	Director, President and Chief Executive Officer (Principal Executive Officer)	March 5, 2009

/s/ Christopher L. Nines Christopher L. Nines	Chief Financial Officer (Principal Financial Officer)	March 5, 2009

/s/ Charles D. Jehl Charles D. Jehl	Chief Accounting Officer (Principal Accounting Officer)	March 5, 2009

/s/ Kenneth M. Jastrow, II Kenneth M. Jastrow, II	Chairman of the Board	March 5, 2009

/s/ Louis R. Brill Louis R. Brill	Director	March 5, 2009

/s/ Kathleen Brown Kathleen Brown	Director	March 5, 2009

/s/ William G. Currie William G. Currie	Director	March 5, 2009

/s/ Michael E. Dougherty Michael E. Dougherty	Director	March 5, 2009

/s/ James A. Johnson James A. Johnson	Director	March 5, 2009

/s/ Thomas H. McAuley Thomas H. McAuley	Director	March 5, 2009

/s/ William C. Powers, Jr. William C. Powers, Jr.	Director	March 5, 2009

/s/ James A. Rubright James A. Rubright	Director	March 5, 2009

/s/ Richard M. Smith Richard M. Smith	Director	March 5, 2009

MANAGEMENT’S ANNUAL REPORT
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Forestar is responsible for establishing and maintaining adequate internal control over financial reporting. Management has designed our internal control over financial reporting to provide reasonable assurance that our published financial statements are fairly presented, in all material respects, in conformity with generally accepted accounting principles.

Management is required by paragraph (c) of Rule 13a-15 of the Securities Exchange Act of 1934, as amended, to assess the effectiveness of our internal control over financial reporting as of each year end. In making this assessment, management used the Internal Control — Integrated Framework issued in July 1994 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management conducted the required assessment of the effectiveness of our internal control over financial reporting as of year end. Based upon this assessment, management believes that our internal control over financial reporting is effective as of year-end 2008.

Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Form 10-K, has also audited our internal control over financial reporting. Their attestation report follows this report of management.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Forestar Group Inc.:

We have audited Forestar Group Inc. and subsidiaries (Forestar Group) internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Forestar Group’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting including in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Forestar Group maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Forestar Group as of December 31, 2008 and December 29, 2007 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 4, 2009 expressed an unqualified opinion thereon.

Ernst & Young LLP

Austin, Texas
March 4, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Forestar Group Inc.:

We have audited the accompanying consolidated balance sheets of Forestar Group Inc. and subsidiaries (Forestar Group) as of December 31, 2008 and December 29, 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of CL Realty, L.L.C., (a Limited Liability Company in which Forestar Group has a 50% interest), have been audited by other auditors whose report has been furnished to us, and our opinion on the consolidated financial statements, insofar as it relates to the amounts included for CL Realty, L.L.C., is based solely on the report of the other auditors. In the consolidated financial statements, Forestar Group’s investment in CL Realty, L.L.C. is stated at $51,963,000 and $50,189,000, respectively, at December 31, 2008 and December 29, 2007, and Forestar Group’s equity in the net income of CL Realty, L.L.C. is stated at $3,377,000 and $1,700,000, for the years then ended.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Forestar Group at December 31, 2008 and December 29, 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Forestar Group’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2009 expressed an unqualified opinion thereon.

Ernst & Young LLP

Austin, Texas
March 4, 2009

FORESTAR GROUP INC.

CONSOLIDATED BALANCE SHEETS

	At Year-End
	2008	2007
	(In thousands,
	except share data)

ASSETS
Cash and cash equivalents	$8,127	$7,520
Real estate	610,586	552,210
Investment in unconsolidated ventures	117,554	101,687
Timber	50,989	54,593
Receivables, net of allowance for bad debts of $226 in 2008 and 2007	4,262	3,767
Prepaid expense	2,425	2,267
Property and equipment, net of accumulated depreciation of $2,994 in 2008 and $2,455 in 2007	6,211	1,568
Deferred tax asset	17,184	5,106
Other assets	17,238	20,008

TOTAL ASSETS	$834,576	$748,726

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$7,438	$8,002
Accrued employee compensation and benefits	3,389	3,857
Accrued interest	1,199	896
Accrued property taxes	6,808	4,459
Other accrued expenses	11,448	15,318
Other liabilities	12,940	8,349
Debt	337,402	266,015

TOTAL LIABILITIES	380,624	306,896

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN CONSOLIDATED VENTURES	6,660	8,629

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share, 25,000,000 authorized shares, none issued	—	—
Common stock, par value $1.00 per share, 200,000,000 authorized shares, 35,839,390 issued at December 31, 2008 and 35,380,385 issued at December 29, 2007	35,839	35,380
Additional paid-in capital	377,810	373,026
Retained earnings	36,769	24,795
Accumulated other comprehensive income	(1,260)	—
Treasury stock, at cost, 90,819 shares at December 31, 2008	(1,866)	—

TOTAL STOCKHOLDERS’ EQUITY	447,292	433,201

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$834,576	$748,726

Please read the notes to the consolidated financial statements.

FORESTAR GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Year
	2008	2007	2006
	(In thousands, except per share amounts)

REVENUES
Real estate sales	$73,555	$117,890	$151,785
Commercial operating properties and other	25,304	24,839	28,366

Real estate	98,859	142,729	180,151
Mineral resources	47,671	20,818	27,980
Fiber resources and other	13,192	14,439	17,429

	159,722	177,986	225,560
EXPENSES
Cost of real estate sales	(38,395)	(58,046)	(90,629)
Cost of commercial operating properties and other	(16,736)	(17,936)	(17,307)
Cost of fiber resources	(3,357)	(3,672)	(3,455)
Other operating	(43,200)	(30,441)	(27,201)
General and administrative	(22,228)	(18,624)	(15,144)

	(123,916)	(128,719)	(153,736)

OPERATING INCOME	35,806	49,267	71,824
Equity in earnings of unconsolidated ventures	4,642	3,732	19,371
Minority interest in consolidated ventures	(2,235)	(5,771)	(3,231)
Interest expense	(21,283)	(9,229)	(6,229)
Other non-operating income	279	705	79

INCOME BEFORE TAXES	17,209	38,704	81,814
Income tax expense	(5,235)	(13,909)	(29,970)

NET INCOME	$11,974	$24,795	$51,844

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	35,455	35,380	35,380
Diluted	35,892	35,380	35,380
NET INCOME PER COMMON SHARE
Basic	$0.34	$0.70	$1.47
Diluted	$0.33	$0.70	$1.47

Please read the notes to the consolidated financial statements.

FORESTAR GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’/PARENT’S EQUITY

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Retained	Parent’s
	Shares	Amount	Capital	Shares	Amount	Income	Earnings	Equity	Total
	(In thousands, except share data)

Balances at December 31, 2005	—	$—	$—	—	$—	$—	$—	$381,290	$381,290
Net income	—	—	—	—	—	—	—	51,844	51,844
Net transactions with parent company	—	—	—	—	—	—	—	(15,082)	(15,082)

Balances at December 30, 2006	—	$—	$—	—	$—	$—	$—	$418,052	$418,052
Net income	—	—	—	—	—	—	24,795	—	24,795
Net transactions with parent company	—	—	—	—	—	—	—	(9,646)	(9,646)
Spin-off from Temple-Inland	35,380,385	35,380	373,026	(53)	—	—	—	(408,406)	—

Balances at December 29, 2007	35,380,385	$35,380	$373,026	(53)	$—	$—	$24,795	$—	$433,201
Net income	—	—	—	—	—	—	11,974	—	11,974
Unrealized losses on interest rate swap, net of taxes of $679	—	—	—	—	—	(1,260)	—	—	(1,260)

Comprehensive income									$10,714
Issuances of common stock	182,976	183	(183)	—	—	—	—	—	—
Issuances of restricted stock	214,426	214	(214)	—	—	—	—	—	—
Issuances from exercises of stock options	61,603	62	835	—	—	—	—	—	897
Shares withheld for payroll taxes	—	—	—	(52,482)	(1,194)	—	—	—	(1,194)
Shares exchanged for options exercised	—	—	—	(27,394)	(646)	—	—	—	(646)
Forfeitures of restricted stock	—	—	7	(10,890)	(26)	—	—	—	(19)
Share-based compensation	—	—	4,254	—	—	—	—	—	4,254
Tax benefit from exercise of restricted stock units and stock options and vested restricted stock	—	—	85	—	—	—	—	—	85

Balances at December 31, 2008	35,839,390	$35,839	$377,810	(90,819)	$(1,866)	$(1,260)	$36,769	$—	$447,292

Please read the notes to the consolidated financial statements.

FORESTAR GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year
	2008	2007	2006
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,974	$24,795	$51,844
Adjustments:
Depreciation and amortization	7,673	2,915	2,355
Deferred income taxes	(11,399)	(19,544)	(4,912)
Equity in earnings of unconsolidated ventures	(4,642)	(3,732)	(19,371)
Distributions of earnings of unconsolidated ventures	1,053	2,863	1,519
Minority interest in consolidated ventures	2,235	5,771	3,231
Distributions of earnings to minority interests	(4,427)	(11,042)	(426)
Share-based compensation	4,516	1,397	1,275
Non-cash real estate cost of sales	34,766	46,975	86,393
Real estate development and acquisition expenditures	(99,189)	(140,013)	(159,886)
Reimbursements from utility or improvement districts	674	10,628	5,790
Other changes in real estate	(522)	(1,364)	(2,174)
Gain on termination of timber lease	(1,627)	(2,243)	—
Cost of timber cut	2,968	4,060	3,441
Deferred income	681	—	—
Asset impairments	3,000	6,518	—
Other	(538)	(65)	286
Changes in:
Receivables	22	659	(313)
Prepaid expenses and other	1,058	(66)	(298)
Accounts payable and other accrued liabilities	(165)	7,507	3,541

Net cash (used for) operating activities	(51,889)	(63,981)	(27,705)
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, equipment, software and reforestation	(5,197)	(3,198)	(3,991)
Investment in unconsolidated ventures	(17,845)	(14,492)	(17,611)
Return of investment in unconsolidated ventures	6,168	3,239	22,208
Notes receivable sold or collected	—	491	5,493
Proceeds from sale of property and equipment	52	166	1,311
Proceeds from termination of timber lease	155	2,966	—

Net cash (used for) provided by investing activities	(16,667)	(10,828)	7,410
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of debt	(80,165)	(22,534)	(89,144)
Additions to debt	151,552	226,446	30,636
Note payable to Temple-Inland, net	—	(93,063)	97,678
Dividends and other transfers to Temple-Inland	—	(29,101)	(21,516)
Deferred financing fees	(1,619)	(10,010)	—
Return of investment to minority interest	(14)	(906)	(91)
Exercise of stock options	897	—	—
Payroll taxes on restricted stock and stock options	(1,858)	—	—
Tax benefit from share-based compensation	85	—	—
Other	285	1,147	140

Net cash provided by financing activities	69,163	71,979	17,703

Net increase (decrease) in cash and cash equivalents	607	(2,830)	(2,592)
Cash and cash equivalents at beginning of year	7,520	10,350	12,942

Cash and cash equivalents at year-end	$8,127	$7,520	$10,350

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$18,348	$10,014	$4,309
Income taxes	$18,414	$33,428	$125
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
Capitalized interest	$943	$695	$543
Lessor construction allowances	1,296	—	—

Please read the notes to the consolidated financial statements.

FORESTAR GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Summary of Significant Accounting Policies

Background

Prior to December 28, 2007, we were a wholly-owned subsidiary of Temple-Inland Inc. On December 28, 2007, Temple-Inland distributed all of the issued and outstanding shares of our common stock to its stockholders. In connection with the spin-off, Temple-Inland contributed the assets, liabilities, operations and cash flow of its real estate development and minerals operations to us. Our operations consist of the former real estate segment of Temple-Inland and several smaller real estate operations and assets previously included in Temple-Inland’s other business segments, and the minerals operations previously included in Temple-Inland’s forest products segment. We converted to a Delaware corporation before the spin-off.

Basis of Presentation

Our consolidated financial statements include the accounts of Forestar Group Inc., all subsidiaries, ventures, and other entities in which we have a controlling interest and variable interest entities of which we are the primary beneficiary. We eliminate all material intercompany accounts and transactions. Minority interest in consolidated pass-through entities is recognized before income taxes. We account for our investment in other entities in which we have significant influence over operations and financial policies using the equity method (we recognize our share of the entities’ income or loss and any preferential returns and treat distributions as a reduction of our investment). We account for our investment in other entities in which we do not have significant influence over operations and financial policies using the cost method (we recognize as income only distribution of accumulated earnings).

In 2007 and 2006, our consolidated financial statements reflect the historical accounts of the real estate development, minerals and fiber operations contributed to us and have been derived from the historical financial statements and accounts of Temple-Inland. These operations were conducted within separate legal entities and their subsidiaries or within segments or components of segments of Temple-Inland.

We prepare our financial statements in accordance with generally accepted accounting principles, which require us to make estimates and assumptions about future events. Actual results can, and probably will, differ from those we currently estimate. Examples of significant estimates include those related to allocating costs to real estate and measuring assets for impairment.

In 2008, we changed our fiscal year from a 52/53 week year ending the Saturday closest to December 31 to a calendar year. In 2007 and 2006, our fiscal year ended on the Saturday closest to December 31. All of the periods presented had 52 weeks. Fiscal year 2007 ended on December 29, 2007 and fiscal year 2006 ended on December 30, 2006.

In 2007 and 2006, we used Temple-Inland as a source of capital and for services such as environmental, finance, financial reporting, human resources, internal audit, insurance, legal, tax and technology. The estimated costs of these services were allocated to us and are included in general and administrative expense.

In addition, we have also included other expenses incurred by Temple-Inland but not directly attributable to us such as costs associated with investor relations and executive officers. The allocations were based on actual usage or in some cases estimated usage based on Temple-Inland’s net investment in us relative to its other segments, revenues, operating profits, employee count, or similar measures. These allocated costs, which include salaries and benefits, totaled $7,909,000 in 2007 and $7,128,000 in 2006.

For 2007 and 2006, we believe the assumptions and methodologies used to derive the allocations in our financial statements are reasonable; however, they may not necessarily be indicative of what expenses would have been had we been a separate stand-alone company. We have no practical way of determining what expenses we would have incurred if we would have been a stand-alone company in 2007 and 2006.

FORESTAR GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

Cash and cash equivalents include cash and other short-term instruments with original maturities of three months or less. At year end 2008, restricted cash included in cash and cash equivalents was $2,159,000.

Cash Flows

Expenditures for the acquisition and development of real estate are classified as operating activities. Expenditures for the acquisition of commercial operating properties are classified as investing activities.

Capitalized Software

We capitalize purchased software costs as well as the direct internal and external costs associated with software we develop for our own use. We amortize these capitalized costs using the straight-line method over estimated useful lives ranging from three to seven years. The carrying value of capitalized software was $2,604,000 at year-end 2008 and $2,720,000 at year-end 2007 and is included in other assets. The amortization of these capitalized costs was $784,000 in 2008, $370,000 in 2007 and $6,000 in 2006 and is included in general and administrative expense.

Derivative Instruments

We periodically enter into interest rate agreements in the normal course of business to mitigate the risk inherent in interest rate fluctuations. We account for derivative financial instruments in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. We defer and include in other comprehensive income changes in the fair value of derivative instruments designated as cash flow hedges. We recognize the ineffective portion of these hedges in income.

Environmental Obligations and Asset Retirement Obligations

We recognize environmental remediation liabilities on an undiscounted basis when environmental assessments or remediation are probable and we can reasonably estimate the cost. We adjust these liabilities as further information is obtained or circumstances change. We currently do not have any asset retirement obligations.

Fair Value of Financial Instruments

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS 157 is amended by FASB Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement 157, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. We adopted SFAS 157 on January 1, 2008, except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The partial adoption of SFAS 157 did not have a material impact on our consolidated financial position or results of operations.

FORESTAR GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits the election of fair value as the initial and subsequent measurement method for many financial assets and financial liabilities, was effective for us in 2008. We did not elect the fair value option.

Please read Note 7 and Note 8 for information about fair value of our financial instruments.

Impairment of Long-Lived Assets

We review long-lived assets held for use for impairment when events or circumstances indicate that their carrying value may not be recoverable. Impairment exists if the carrying amount of the long-lived asset is not recoverable from the undiscounted cash flows expected from its use and eventual disposition. We determine the amount of the impairment loss by comparing the carrying value of the long-lived asset to its estimated fair value. In the absence of quoted market prices, we determine estimated fair value generally based on the present value of future probability weighted cash flows expected from the use and eventual disposition of the long-lived asset. We recognized asset impairments of $3,000,000 in 2008, $6,518,000 in 2007 and none in 2006. Impairment charges are included in cost of real estate sales.

Income Taxes

We provide deferred income taxes using current tax rates for temporary differences between the financial accounting carrying value of assets and liabilities and their tax accounting carrying values. We recognize and value income tax exposures for the various taxing jurisdictions where we operate based on laws, elections, commonly accepted tax positions, and management estimates. We include tax penalties and interest in income tax expense. In 2007 and 2006, we were included in Temple-Inland’s consolidated federal income tax return prior to our spin-off, and our income tax expense was computed as if we filed a separate tax return. We provide a valuation allowance for any deferred tax asset that is not likely to be recoverable in future periods.

Beginning first quarter 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). We determined that no material unrecognized deferred tax assets or liabilities existed at the date of adoption, and accordingly, the adoption of FIN 48 did not impact our financial condition or results of operations. In addition, we believe that no material unrecognized deferred tax assets or liabilities existed at year-end 2008. We classify interest and penalties related to underpayments of income tax as income tax expense.

Mineral Interests

We acquire real estate that may include the subsurface rights associated with the property, including minerals. We capitalize the costs of acquiring these mineral interests. We amortize the cost assigned to unproved interests, principally acquisition costs, using the straight-line method over appropriate periods based on our experience, generally no longer than 10 years. Costs assigned to individual unproven interests are minimal and amortized on an aggregate basis. When we lease these interests to third party oil and gas exploration and production entities, any related unamortized costs are accounted for using the cost recovery method from the cash proceeds received from lease bonus payments. We have fully amortized all previously-capitalized acquisition costs and did not capitalize any costs in 2008 or 2007.

When we lease our mineral interests to third party exploration and production entities, we retain a royalty interest and may take an additional participation in production, including a non-operating working interest. Non-operating working interests refer to well interests in which we pay a share of the costs to drill, complete and operate a well and receive a proportionate share of the production revenues. We use the successful efforts method to account for our mineral interest participations. Mineral interests and non-operating working interests, net of amortization, are included in property and equipment on our balance sheet.

FORESTAR GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We do not know the oil and gas reserves related to our royalty interests. We do not make such estimates, and the lessees do not make this reserve information available to us.

Operating Leases

We occupy office space in various locations under operating leases. The lease agreements may contain rent escalation clauses, construction allowances and/or contingent rent provisions. For scheduled rent escalation clauses, we recognize the minimum rent expense on a straight-line basis and record the difference between the recognized rent expense and the amounts payable under the lease as deferred lease credits included in other liabilities in the consolidated balance sheets. Deferred lease credits are amortized over the lease term. For construction allowances, we record leasehold improvement assets included in property and equipment in the consolidated balance sheets amortized over the shorter of their economic lives or the lease term. The related deferred lease credits are amortized as a reduction of rent expense over the lease term.

Property and Equipment

We carry property and equipment at cost less accumulated depreciation. We capitalize the cost of significant additions and improvements, and we expense the cost of repairs and maintenance. We capitalize interest costs incurred on major construction projects. We depreciate these assets using the straight-line method over their estimated useful lives as follows:

		Carrying
		Value
	Estimated	At Year-End
	Useful Lives	2008
		(In thousands)

Buildings and building improvements	10 to 40 years	$4,800
Office and other equipment	2 to 10 years	4,405

		9,205
Less accumulated depreciation		(2,994)

		$6,211

Depreciation expense of property and equipment was $650,000 in 2008, $392,000 in 2007 and $341,000 in 2006. We expense operating leases ratably over the shorter of the useful life or the lease term.

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

We have agreements with utility or improvement districts, principally in Texas, whereby we agree to convey to the districts water, sewer and other infrastructure-related assets we have constructed in connection with projects within their jurisdiction. The reimbursement for these assets ranges from 70 to 100 percent of allowable cost as defined by the district. The transfer is consummated and we receive payment when the

FORESTAR GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

districts have a sufficient tax base to support funding of their bonds. The cost we incur in constructing these assets is included in capitalized development costs, and upon collection, we remove the assets from capitalized development costs. We provide an allowance to reflect our past experiences related to claimed allowable development costs.

Reclassifications

In 2008, we changed our reportable segments to reflect our post-spin management of the operations transferred to us by Temple-Inland and all prior period information has been reclassified to conform to current year presentation.

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

Mineral Resources

We recognize revenue from mineral bonus payments when we have received an executed agreement with the exploration company transferring the rights to any oil or gas it may find and requiring drilling be done within a specified period, the payment has been collected, and we have no obligation to refund the payment. We recognize revenue from delay rentals if drilling has not started within the specified period, when the payment has been collected, and we have no further obligation. We recognize revenue from mineral royalties and non-operating working interests when the minerals have been delivered to the buyer, the value is determinable, and we are reasonably sure of collection.

Fiber Resources

We recognize revenue from timber sales upon passage of title, which occurs at delivery; when the price is fixed and determinable; and we are reasonably sure of collection. We recognize revenue from hunting and recreational leases on the straight-line basis over the lease term if we are reasonably sure of collection.

Share-Based Compensation

Our directors and certain of our employees participate in and have received share-based compensation awards under our 2007 Stock Incentive Plan, which was approved by our sole stockholder prior to the spin-off.

Prior to the spin-off, we participated in Temple-Inland’s share-based compensation plans, and as a result, certain of our employees received share-based compensation awards under those plans. The expense for those

FORESTAR GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

awards was allocated to us by Temple-Inland and was determined by Temple-Inland using the following accounting principles:

•	Beginning January 2006, Temple-Inland adopted the modified prospective application method contained in SFAS No. 123 (revised December 2004), Share-Based Payment (SFAS 123(R)), to account for share-based payments. As a result, Temple-Inland applied this pronouncement to new awards or modifications of existing awards in 2006. Prior to adopting SFAS 123(R), Temple-Inland had been expensing, over the service period, the fair value of share-based compensation awards granted, modified, or settled in 2003 through 2005, using the prospective transition method of accounting contained in SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.

Please read Note 16 for additional information about share-based compensation.

Timber

We carry timber at cost, less the cost of timber cut. We expense the cost of timber cut based on the relationship of the timber carrying value to the estimated volume of recoverable timber multiplied by the amount of timber cut. We include the cost of timber cut in cost of fiber resources in the income statement. We determine the estimated volume of recoverable timber using statistical information and other data related to growth rates and yields gathered from physical observations, models, and other information gathering techniques. Changes in yields are generally due to adjustments in growth rates and similar matters and are accounted for prospectively as changes in estimates. We capitalize reforestation costs incurred in developing viable seedling plantations (up to two years from planting), such as site preparation, seedlings, planting, fertilization, insect and wildlife control, and herbicide application. We expense all other costs, such as property taxes and costs of forest management personnel, as incurred. Once the seedling plantation is viable, we expense all costs to maintain the viable plantations, such as fertilization, herbicide application, insect and wildlife control, and thinning, as incurred.

Pending Accounting Pronouncements

SFAS No. 141(R), Applying the Acquisition Method — SFAS No. 141(R) requires valuation of assets and liabilities acquired to be based upon fair values and eliminates recognition of minority interest as well as the inclusion of transaction costs in the purchase price. SFAS No. 141(R) is effective for business combinations occurring after year-end 2008.

SFAS No. 160, Noncontrolling Interests — SFAS No. 160 clarifies the classification of noncontrolling interests in consolidated statement of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interest. Under the new standard, noncontrolling interests will be classified as equity, net income will encompass the total income of all consolidated subsidiaries with separate disclosure on the face of the income statement of the attribution of that income between the controlling and noncontrolling interests and changes in the noncontrolling ownership interest will be accounted for as a change to the controlling interest’s equity. SFAS No. 160 is effective for our first quarter 2009. Based on our current understanding, we do not expect that adoption will have a significant effect on our earnings or financial position. At year-end 2008, minority interest in consolidated ventures was $6,660,000.

SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of SFAS No. 133 — SFAS No. 161 requires enhanced disclosures about derivative instruments including how and why they are used; how they are accounted for; and how they affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for our first quarter 2009. Based on our current understanding, we do not expect that adoption will have a significant effect on our earnings or financial position.

FORESTAR GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 —	Real Estate

Real estate consists of:

	At Year-End
	2008	2007
	(In thousands)

Entitled, developed and under development projects	$445,394	$387,157
Undeveloped land	143,749	142,348
Commercial operating properties	43,987	43,479

	633,130	572,984
Accumulated depreciation	(22,544)	(20,774)

	$610,586	$552,210

Included in entitled, developed, and under development projects are the estimated costs of assets we expect to convey to utility or improvement districts of $76,173,000 in 2008 and $40,843,000 in 2007, including $49,529,000 at year-end 2008 and $25,516,000 at year-end 2007 related to our Cibolo Canyons project near San Antonio, Texas. These costs relate to water, sewer and other infrastructure assets for which the utility or improvement districts have agreed to reimburse us. We billed these districts $27,581,000 in 2008 and $37,137,000 in 2007, and we collected from these districts $674,000 in 2008 and $10,628,000 in 2007. We expect to collect the remaining amounts billed in 2008 and 2007 when these districts achieve adequate tax bases to support payment.

We recognized asset impairments of $3,000,000 in 2008, $6,518,000 in 2007 and none in 2006. Impairment charges are included in cost of real estate sales and in 2008 and 2007, and are related to residential projects principally in Texas.

Depreciation expense primarily related to commercial operating properties was $1,770,000 in 2008, $2,014,000 in 2007 and $2,008,000 in 2006 and is included in other operating expense.

Please read Schedule III for additional information.

Note 3 —	Investment in Unconsolidated Ventures

At year-end 2008, we had ownership interests ranging from 25 to 50 percent in 15 ventures that we account for using the equity method. We have no real estate ventures that are accounted for using the cost method. Our three largest ventures at year-end 2008 are CL Realty, Temco and Palisades West. We own a 50 percent interest in both CL Realty and Temco and Cousins Real Estate Corporation owns the other 50 percent interest. We own a 25 percent interest in Palisades West, Cousins Properties Incorporated owns a 50 percent interest and Dimensional Fund Advisors LP owns the remaining 25 percent. Information regarding these ventures follows:

•	CL Realty, L.L.C. was formed in 2002 for the purpose of developing residential and mixed-use communities in Texas and across the southeastern United States. At year-end 2008, the venture had 15 residential and mixed-use communities, of which 10 are in Texas, 3 are in Florida and 2 are in Georgia, representing about 7,600 residential lots and 560 commercial acres.

•	Temco Associates, LLC was formed in 1991 for the purpose of acquiring and developing residential real estate sites in Georgia. At year-end 2008, the venture had 5 residential and mixed-use communities, representing about 1,500 residential lots, all of which are located in Paulding County, Georgia. The venture also owns approximately 5,600 acres of undeveloped land in Paulding County, Georgia. In 2008, the venture sold approximately 486 acres of undeveloped land for $6,300 per acre.

FORESTAR GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Palisades West LLC was formed in 2006 for the purpose of constructing a commercial office park in Austin, Texas. The project includes two office buildings totaling approximately 375,000 square feet and an accompanying parking garage. Construction of the project was completed in fourth quarter 2008 and is approximately 67% leased. Our remaining commitment for investment in this venture as of year-end 2008 is $2,792,000. We have entered into a 10-year operating lease for approximately 32,000 square feet that we occupy as our corporate headquarters effective in fourth quarter 2008. Please read Note 14 for additional information about operating leases.

Combined summarized balance sheet information for our ventures accounted for using the equity method follows:

	December 31, 2008					December 29, 2007
			Palisades	Other				Palisades	Other
	CL Realty	Temco	West	Ventures	Total	CL Realty	Temco	West	Ventures	Total
	(In thousands)

Real estate	$124,417	$60,791	$120,953	$94,094	$400,255	$122,659	$59,992	$38,627	$36,434	$257,712
Total assets	126,726	61,832	123,290	102,930	414,778	124,419	63,481	40,444	84,879	313,223
Borrowings, principally non-recourse(a)	4,901	3,198	—	75,638	83,737	6,350	3,397	—	62,888	72,635
Total liabilities	8,683	3,570	50,548	89,580	152,381	9,903	4,437	7,584	74,981	96,905
Equity	118,043	58,262	72,742	13,350	262,397	114,516	59,044	32,860	9,898	216,318
Our investment in real estate ventures:
Our share of their equity(b)	59,022	29,131	18,779	18,295	125,227	57,258	29,522	9,362	13,228	109,370
Unrecognized deferred gain(c)	(7,059)	—	—	(614)	(7,673)	(7,069)	—	—	(614)	(7,683)

Investment in real estate ventures	$51,963	$29,131	$18,779	$17,681	$117,554	$50,189	$29,522	$9,362	$12,614	$101,687

FORESTAR GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Combined summarized income statement information for our ventures accounted for using the equity method follows:

	For the Year
	2008	2007	2006
	(In thousands)

Revenues:
CL Realty	$8,065	$7,392	$51,367
Temco	6,426	8,305	51,470
Palisades West	1,421	267	—
Other ventures	12,865	14,495	33,053

Total	$28,777	$30,459	$135,890

Earnings:
CL Realty	$6,781	$3,400	$16,892
Temco	940	258	16,986
Palisades West	1,218	230	—
Other ventures	(2,489)	(406)	(2,609)

Total	$6,450	$3,482	$31,269

Our equity in their earnings:
CL Realty(c)(d)	$3,377	$1,700	$8,431
Temco(d)	469	129	8,493
Palisades West	304	58	—
Other ventures(b)	482	1,499	1,538
Recognition of deferred gain(c)	10	346	909

Total	$4,642	$3,732	$19,371

(a)	Includes current maturities of debt of $21,150,000 in 2008 and $36,337,000 in 2007.

(b)	Our share of the equity in other ventures reflects our ownership interests ranging from 25 to 50 percent, excluding venture losses that exceed our investment where we are not obligated to fund those losses.

(c)	In 2003, we contributed real estate with a $13,800,000 carrying value to CL Realty in exchange for $13,800,000 cash and a 50 percent interest in the partnership. We deferred the $14,587,000 gain on the sale and are recognizing it as the partnership sells the real estate to third parties. The deferred gain is reflected as an offset to our investment in unconsolidated ventures.

(d)	Beginning in 2006, we eliminated our historic one-month lag in accounting for our investment in CL Realty and Temco as financial information became more readily available. The one-time effect of eliminating this one-month lag was to increase our equity in earnings for 2006 by $754,000 for CL Realty and $350,000 for Temco.

In 2008, we invested $17,845,000 in these ventures and received $7,221,000 in distributions; in 2007, we invested $14,492,000 in these ventures and received $6,102,000 in distributions; and in 2006, we invested $17,611,000 in these ventures and received $23,727,000 in distributions. Distributions include both return of investments and distributions of earnings.

We provide development services for some of these ventures for which we receive a fee. Fees for these services were $120,000 in 2008, $344,000 in 2007 and $729,000 in 2006 and are included in real estate revenues.

FORESTAR GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 —	Receivables

Receivables consist of:

	At Year-End
	2008	2007
	(In thousands)

Seller financing notes receivable, average interest rate of 6.9% in 2008 and 7.8% in 2007	$410	$411
Notes receivable, average interest rate of 9.6% in 2008 and 2007	1,336	1,314
Accrued interest and other	2,742	2,268

	$4,488	$3,993
Allowance for bad debts	(226)	(226)

	$4,262	$3,767

Seller financing notes receivable are generally secured by a deed of trust with a 10 percent down payment and mature through 2009. In November 2006, we ceased providing seller financing in connection with the sale of residential lots.

Notes receivable are funds advanced to potential venture partners and will be converted to an equity interest in a venture or collected. It is anticipated that these notes will be satisfied by year-end 2009.

Other receivables are miscellaneous operating receivables arising in the normal course of business. We expect to collect $1,625,000 in 2009.

Note 5 —	Timber

We have about 340,000 acres of timber on our undeveloped land, located primarily in Georgia. We capitalized reforestation expenditures of $282,000 in 2008, $411,000 in 2007 and $1,409,000 in 2006. The cost of timber cut was $2,968,000 in 2008, $4,060,000 in 2007 and $3,441,000 in 2006.

Note 6 —	Debt

Debt consists of:

	At Year-End
	2008	2007
	(In thousands)

Term loan facility — average interest rate of 4.77% at year-end 2008 and 8.63% at year-end 2007	$175,000	$175,000
Revolving loan facility — average interest rate of 5.12% at year-end 2008	59,900	—
Secured promissory note — interest rate of 3.01% at year-end 2008 and 7.3% at year-end 2007	16,000	16,431
Other indebtedness due through 2011 at variable interest rates based on prime (3.25% at December 31, 2008) and at fixed interest rates ranging from 6.00% to 9.50% secured primarily by real estate including non-recourse debt of consolidated ventures	86,502	74,584

	$337,402	$266,015

Our senior credit facility and other debt agreements contain terms, conditions and financial covenants customary for such agreements including minimum levels of interest coverage and limitations on leverage. At year-end 2008, we had complied with the terms, conditions and financial covenants of these agreements.

Our senior credit facility provides for a $175,000,000 term loan and a $290,000,000 revolving line of credit. We may, upon notice to the lenders, request an increase in the credit facility to provide for a total of $500,000,000. The revolving line of credit may be prepaid at any time without penalty. The term loan may be prepaid at any time; however, repayment prior to June 1, 2009 requires a fee of 1.00% of the principal amount. There is no prepayment fee for the term loan on or after June 1, 2009. The senior credit facility

FORESTAR GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

matures December 1, 2010. The revolving line of credit includes a $100,000,000 sublimit for letters of credit, of which $13,135,000 was outstanding at year-end 2008. Total borrowings under our senior credit facility (including the face amount of letters of credit) may not exceed a borrowing base formula, and include a $35,000,000 minimum liquidity requirement at each quarter-end. At year-end 2008, we had $187,933,000 in net unused borrowing capacity under our senior credit facility.

At our option, we can borrow at LIBOR plus 4 percent or Prime plus 2 percent. All borrowings under the senior credit facility are secured by (a) an initial pledge of approximately 250,000 acres of undeveloped land, (b) assignments of current and future leases, rents and contracts, including our mineral leases, (c) a security interest in our primary operating account, (d) pledge of the equity interests in current and future material operating subsidiaries or joint venture interests, or if such pledge is not permitted, a pledge of the right to distributions from such entities, and (e) negative pledge (without a mortgage) on all other wholly-owned assets. The senior credit facility provides for releases of real estate provided that borrowing base compliance is maintained.

We incurred origination and other fees related to our credit facility of $10,573,000, of which $6,928,000 is unamortized at year-end 2008 and is included in other assets. Amortization of deferred financing fees in connection with our senior credit facility was $3,506,000 in 2008, $139,000 in 2007 and none in 2006.

At year-end 2008, commercial operating properties having a book value of $21,051,000 were subject to liens in connection with $16,000,000 of debt. On October 1, 2008, we refinanced this debt through 2010 with interest payable at LIBOR plus 2.5 percent or Prime plus 2 percent, at our option.

At year-end 2008, entitled, developed and under development projects having a book value of $162,141,000 was subject to liens in connection with $86,502,000 of principally non-recourse debt. Please read Schedule III for additional information.

Maturities of our debt during the next five years are: 2009 — $35,207,000; 2010 — $264,453,000; 2011 — $37,742,000; 2012 — $0; 2013 — $0; and thereafter — $0.

Note 7 —	Derivative Instruments

We periodically use interest rate agreements in the normal course of business to mitigate the risk inherent in interest rate fluctuations by entering into contracts with major U.S. securities firms.

In first quarter 2008, we entered into a $100,000,000 notional amount interest rate swap agreement that matures in 2010. The swap agreement was designed to offset the cash flow variability of interest rate payments associated with the first $100,000,000 of our variable-rate borrowings. Under this swap agreement, we pay a fixed interest rate of 6.57 percent and receive a floating interest rate of one month LIBOR plus 4 percent (4.77 percent at year-end 2008).

At year-end 2008, the fair value of the interest rate swap agreement was a $1,939,000 liability that is included in other liabilities. In 2008, the fair value of our interest rate swap decreased and as a result we recognized an after-tax loss of $1,260,000 that is included in accumulated other comprehensive income. The fair value of the interest rate swap agreement was determined using quoted prices in active markets for identical assets (Level 1) under SFAS No. 157.

The effectiveness of the hedge relationship is periodically assessed by comparing the present value of the cumulative change in the expected future cash flows on the variable leg of the swap and the present value of the cumulative change in the expected future hedged cash flows. In 2008, hedge ineffectiveness was not significant.

FORESTAR GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 —	Fair Value of Financial Instruments

The carrying amounts and fair values of our financial instruments follow:

	At Year-End
	2008		2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)

Cash and cash equivalents	$8,127	$8,127	$7,520	$7,520
Receivables, net	4,262	4,262	3,767	3,767
Accounts payable	(7,438)	(7,438)	(8,002)	(8,002)
Interest rate swap agreement	(1,939)	(1,939)	—	—
Debt	(337,402)	(337,684)	(266,015)	(266,276)

At year-end 2008 and 2007, carrying amounts of cash and cash equivalents, receivables and accounts payable approximate their fair values due to the short-term nature of these assets and liabilities. The interest rate swap agreement is carried at its fair value at year-end 2008. The carrying amount of debt approximates fair value at year-end 2008 and 2007 since it is primarily made up of variable-rate borrowings. We estimated the fair value of our fixed-rate borrowings using quoted market prices for similar securities (Level 2).

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

Please read Note 16 for information about additional shares of common stock that could be issued under terms of our share-based compensation plans.

As a result of our spin-off from Temple-Inland, all of Temple-Inland’s outstanding share-based compensation awards were equitably adjusted into separate awards: one related to our common stock, one related to Temple-Inland common stock and one related to Guaranty common stock. All awards issued as part of this adjustment are subject to their original vesting schedules.

At year-end 2008, Temple-Inland and Guaranty directors and employees held 27,000 equity-settled restricted stock awards on our stock.

The following table summarizes outstanding stock option awards on our stock held by Temple-Inland and Guaranty directors and employees at year-end 2008:

			Weighted	Aggregate
		Weighted	Average	Intrinsic Value
		Average	Remaining	(Current Value
		Exercise Price	Contractual	Less Exercise
	Shares	per Share	Term	Price)
	(In thousands)		(In years)	(In thousands)

Outstanding	1,805	$19.26	5	$142
Exercisable	1,440	$17.06	4	$142

FORESTAR GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 —	Other Comprehensive Income

Other comprehensive income consists of:

	For the Year
	2008	2007	2006
	(In thousands)

Net income	$11,974	$24,795	$51,844
Change in fair value of interest rate swap agreement, net of taxes	(1,260)	—	—

Other comprehensive income	$10,714	$24,795	$51,844

Note 11 —	Net Income per Share

Our basic and diluted weighted average common shares outstanding used to compute net income per share are as follows:

	For the Year
	2008	2007	2006
	(In thousands)

Weighted average common shares outstanding — basic	35,455	35,380	35,380
Dilutive effect of stock options	305	—	—
Dilutive effect of restrict stock and restricted stock units	132	—	—

Weighted average common shares outstanding — diluted	35,892	35,380	35,380

For 2007 and 2006, we computed basic and diluted net income per share based upon the number of shares of our common stock distributed by Temple-Inland on December 28, 2007.

At year-end 2008, the effect of 1,713,000 stock options and unvested shares of restricted stock were not included in the computation of diluted weighted average shares outstanding because their impact would have been anti-dilutive.

Note 12 —	Income Taxes

Income tax expense consists of:

	For the Year
	2008	2007	2006
	(In thousands)

Current tax provision:
U.S. Federal	$(14,954)	$(28,782)	$(29,954)
State and other	(1,680)	(3,133)	(4,928)

	(16,634)	(31,915)	(34,882)
Deferred tax provision:
U.S. Federal	11,124	16,509	3,708
State and other	275	1,497	1,204

	11,399	18,006	4,912

Income tax expense	$(5,235)	$(13,909)	$(29,970)

Our 2008 income tax expense reflects a benefit of $800,000 from a federal income tax rate change for qualified timber gains due to the Food, Conservation and Energy Act of 2008.

FORESTAR GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2006, Texas enacted a margin tax to replace the franchise tax, which for us resulted in a lower overall Texas tax rate. As a result, in 2006 we recognized a one-time, non-cash benefit of $780,000 related to the reduction of previously provided deferred state income taxes.

We were included in the federal consolidated income tax return of Temple-Inland prior to our spin-off.

A reconciliation of the federal statutory rate to the effective income tax rate on continuing operations follows:

	For the Year
	2008	2007	2006

Federal statutory rate	35%	35%	35%
State, net of federal benefit	5	3	3
Finalization of deferred tax balance transferred at spin-off	2	—	—
Percentage depletion	(6)	(2)	(1)
Qualified timber gains	(5)	—	—
Other	(1)	—	—

Effective tax rate	30%	36%	37%

Significant components of deferred taxes are:

	At Year-End
	2008	2007
	(In thousands)

Deferred Tax Assets:
Real estate	$44,711	$37,632
Employee benefits	3,594	1,141
Accruals not deductible until paid	986	840
Other	696	—

Gross deferred tax assets	49,987	39,613
Deferred Tax Liabilities:
Undeveloped land	(25,869)	(27,020)
Timber	(5,638)	(6,153)
Other	(1,296)	(1,334)

Gross deferred tax liabilities	(32,803)	(34,507)

Net Deferred Tax Asset	$17,184	$5,106

We, or Temple-Inland prior to our spin-off, file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2005. We have no significant unrecognized deferred tax assets or liabilities at year-end 2008 or 2007.

Note 13 —	Litigation and Environmental Contingencies

We are involved in various legal proceedings that arise from time to time in the ordinary course of doing business and believe that adequate reserves have been established for any probable losses. We do not believe that the outcome of any of these proceedings should have a significant adverse effect on our financial position, long-term results of operations or cash flows. It is possible; however, that charges related to these matters could be significant to our results or cash flows in any one accounting period.

Environmental remediation liabilities arise from time to time in the ordinary course of doing business, and we believe we have established adequate reserves for any probable losses. We own 288 acres near

FORESTAR GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Antioch, California, portions of which were sites of a Temple-Inland paper manufacturing operation that are in remediation. In 2008, we increased our reserves for environmental remediation by about $2,900,000. We estimate the cost to complete remediation activities will be about $3,900,000, which is included in other accrued expenses and will likely be paid in 2009. Our estimate requires us to make assumptions regarding the scope of required remediation, the effectiveness of planned remediation activities, and approvals by regulatory authorities. Our estimate is subject to revision as new information becomes available.

Note 14 —	Commitments and Other Contingencies

We lease timberland, facilities and equipment under non-cancelable long-term operating lease agreements. In addition, we have various obligations under other office space and equipment leases of less than one year. Rent expense on timberland was $346,000 in 2008, $428,000 in 2007 and $414,000 in 2006. Rent expense on facilities and equipment was $2,135,000 in 2008, $536,000 in 2007 and $445,000 in 2006. Future minimum rental commitments under non-cancelable operating leases having a remaining term in excess of one year are: 2009 — $2,226,000; 2010 — $2,123,000; 2011 — $2,073,000; 2012 — $1,956,000; 2013 — $1,763,000 and thereafter — $13,605,000.

We have 16 years remaining on a 65-year timber lease of over 16,000 acres. At year-end 2008, the remaining contractual obligation for this lease is $9,106,000.

During 2008, we entered into a 10-year operating lease for approximately 32,000 square feet in the Palisades West Office Park in Austin, Texas. Effective in fourth quarter 2008, we occupy this space as our corporate headquarters. This lease contains predetermined fixed increases of the minimum rental rate during the initial lease term and a construction allowance for leasehold improvements. The remaining contractual obligation for this lease is $12,133,000.

We have a commitment to support third-party construction and ownership of a resort hotel, spa and golf facilities at our Cibolo Canyons mixed-use development near San Antonio, Texas. At year-end 2008, our unfunded commitment was $13,083,000 which is expected to be funded in 2009.

In connection with our unconsolidated venture operations, we have provided performance bonds and letters of credit aggregating $3,151,000 at year-end 2008. Generally these performance bonds and letters of credit would be drawn on due to lack of specific performance by the ventures, such as failure to deliver streets and utilities in accordance with local codes and ordinances. In addition, we own a 25 percent interest in Palisades West LLC to which all the members have committed to make additional proportionate capital contributions, our share of which is $2,792,000 at year-end 2008.

Temple-Inland has received a private letter ruling from the Internal Revenue Service that the spin-off qualifies for tax-free treatment under applicable sections of the Internal Revenue Code, and has also received an opinion of tax counsel that the spin-off so qualifies. However, if the spin-off fails to qualify for tax-free treatment, under the tax matters agreement between Temple-Inland and us we would generally be required to indemnify Temple-Inland against any tax resulting from the distribution of our shares of stock to the extent that such tax resulted from (1) an issuance of our equity securities, a redemption of our equity securities or our involvement in other acquisitions of our equity securities, (2) other actions or failures to act by us or (3) any of our representations or undertakings being incorrect or violated.

Note 15 —	Segment Information

In first quarter 2008, we changed our reportable segments to reflect our post-spin management of the operations transferred to us from Temple-Inland. All prior period segment information has been reclassified to conform to the current presentation. We operate three business segments: real estate, mineral resources and fiber resources. Real estate secures entitlements and develops infrastructure on our lands for single-family residential and mixed-use communities and manages our undeveloped land and our commercial operating

FORESTAR GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

properties. Mineral resources manages our oil and gas mineral interests. Fiber resources manages our timber and recreational leases.

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

				Items Not
	Real	Mineral	Fiber	Allocated to
	Estate	Resources	Resources	Segments(a)	Total

For the year or at year-end 2008:
Revenues	$98,859	$47,671	$13,192	$—	$159,722
Depreciation and amortization	2,076	—	36	5,561	7,673
Equity in earnings of unconsolidated ventures	3,480	1,162	—	—	4,642
Income (loss) before taxes	9,075	44,076	8,896	(44,838)	17,209
Total assets	732,401	376	51,321	50,478	834,576
Investment in unconsolidated ventures	117,554	—	—	—	117,554
Capital expenditures(b)	508	370	282	4,037	5,197
For the year or at year-end 2007:
Revenues	$142,729	$20,818	$14,439	$—	$177,986
Depreciation and amortization	2,839	—	76	—	2,915
Equity in earnings of unconsolidated ventures	3,732	—	—	—	3,732
Income (loss) before taxes	39,507	18,581	7,950	(27,334)	38,704
Total assets	658,813	—	55,011	34,902	748,726
Investment in unconsolidated ventures	101,687	—	—	—	101,687
Capital expenditures(b)	2,788	—	410	—	3,198
For the year or at year-end 2006:
Revenues	$180,151	$27,980	$17,429	$—	$225,560
Depreciation and amortization	2,298	—	57	—	2,355
Equity in earnings of unconsolidated ventures	19,371	—	—	—	19,371
Income (loss) before taxes	70,271	26,305	6,711	(21,473)	81,814
Total assets	546,911	—	59,414	13,849	620,174
Investment in unconsolidated ventures	90,444	—	—	—	90,444
Capital expenditures(b)	2,558	—	1,433	—	3,991

(a)	Items not allocated to segments consists of:

	For the Year
	2008	2007	2006
	(In thousands)

Corporate general and administrative	$(19,318)	$(11,119)	$(8,911)
Expense allocation from Temple-Inland (see Note 19)	—	(6,294)	(5,137)
Share-based compensation (allocated from Temple-Inland in 2007 and 2006, see Note 16)	(4,516)	(1,397)	(1,275)
Interest expense	(21,283)	(9,229)	(6,229)
Other non-operating income	279	705	79

	$(44,838)	$(27,334)	$(21,473)

(b)	Consists of expenditures for property and equipment and reforestation.

FORESTAR GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16 —	Share-Based Compensation

Post-Spin Awards

A summary of the awards granted under our 2007 Stock Incentive Plan follows.

Cash-settled awards

Cash-settled awards vest 50 percent after year one and 50 percent after year two from the date of grant and provide for accelerated vesting upon retirement, death, disability or if there is a change in control. The following table summarizes the activity of awards granted under our plan for 2008:

		Weighted
		Average
		Grant Date
	Equivalent Units	Fair Value
	(In thousands)

Non-vested as of December 29, 2007	—	$—
Granted	6	28.85
Vested	—	—
Forfeited	(1)	28.85

Non-vested as of December 31, 2008	5	$28.85

The aggregate current value of non-vested awards as of December 31, 2008 is $50,000.

Equity-settled awards

Equity-settled awards in the form of restricted stock units granted to our directors are fully vested at the time of grant and payable upon retirement. The following table summarizes the activity of awards granted under our plan for 2008:

		Weighted
		Average
		Grant Date
	Equivalent Units	Fair Value
	(In thousands)

Non-vested as of December 29, 2007	—	$—
Granted	86	15.69
Vested	(86)	15.69
Forfeited	—	—

Non-vested as of December 31, 2008	—	$—

The total fair value of awards vested in 2008 was $1,550,000, of which $800,000 are classified as deferred director fees.

FORESTAR GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted stock

Restricted stock awards vest after three years if we achieve a minimum one percent annualized return on assets over such three-year period. The following table summarizes the activity of awards granted under our plan for 2008:

		Weighted
		Average
		Grant Date
	Restricted Shares	Fair Value
	(In thousands)

Non-vested as of December 29, 2007	—	$—
Granted	215	22.15
Vested	—	—
Forfeited	(8)	28.85

Non-vested as of December 31, 2008	207	$21.89

Stock options

Stock options have a ten-year term, generally become exercisable ratably over three to four years and provide for accelerated or continued vesting upon retirement, death, disability or if there is a change in control. Options were granted with an exercise price equal to the market value of our stock on the date of grant. The following table summarizes the activity of awards granted under our plan for 2008:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Options	Price per	Contractual
	Outstanding	Share	Term
	(In thousands)		(In years)

Balance as of December 29, 2007	—	$—	—
Granted	624	28.85
Exercised	—	—
Forfeited	(2)	28.85

Balance as of December 31, 2008	622	$28.85	9

Options Exercisable as of December 31, 2008	18	$28.85	9

There was no aggregate intrinsic value for stock options outstanding or exercisable at December 31, 2008.

Stock options are valued based upon the Black-Scholes option pricing model. Awards granted in 2008 were valued based upon the following assumptions:

Expected dividend yield	0.0%
Expected stock price volatility	31.0%
Risk-free interest rate	2.7%
Expected life of options (years)	6
Weighted average estimated fair value of options granted	$10.22

We have limited historical experience as a stand-alone company so we utilized alternative methods in determining our valuation assumptions. The expected life was based on the simplified method utilizing the midpoint between the vesting period and the contractual life of the awards. The expected stock price volatility was based on historical prices of our peers’ common stock for a period corresponding to the expected life of the options. Pre-vesting forfeitures are estimated based upon the pool of participants and their expected activity.

FORESTAR GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In 2007 and 2006, the expense for share-based compensation awards granted to our employees under Temple-Inland’s plans was allocated to us by Temple-Inland. We continue to recognize share-based compensation expense over the remaining vesting periods associated with our employees’ and directors’ awards in Forestar, Guaranty and Temple-Inland stock.

Cash-settled awards

Cash-settled awards generally vest and are paid after three years from the date of grant or the attainment of defined performance goals, generally measured over a three-year period. A summary of cash-settled awards outstanding to our directors and employees at year-end 2008, following the adjustments described previously, follows:

		Aggregate
	Equivalent	Current
	Units	Value
	(In thousands)

Awards on Forestar stock	38	$362
Awards on Guaranty stock	38	99
Awards on Temple-Inland stock	114	548

		$1,009

In 2008, we paid $166,000 to settle vested cash-settled awards.

Restricted stock

All outstanding restricted stock awards at year-end 2007 vested in first quarter 2008. The total fair value of these awards was $474,000.

FORESTAR GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock options

Stock options have a ten-year term, generally become exercisable ratably over four years and provide for accelerated or continued vesting upon retirement, death, disability or if there is a change in control. Options were granted with an exercise price equal to the market value of Temple-Inland common stock on the date of grant. A summary of stock option awards outstanding to our directors and employees at year-end 2008, following the adjustments described previously, follows:

				Aggregate
			Weighted	Value
		Weighted	Average	(Current
		Average	Remaining	Value Less
		Exercise Price	Contractual	Exercise
	Shares	per Share	Term	Price)
	(In thousands)		(In years)	(In thousands)

Outstanding on Forestar stock	86	$21.12	6	$7
Outstanding on Guaranty stock	86	13.55	6	—
Outstanding on Temple-Inland stock	255	16.90	6	—

				$7

Exercisable on Forestar stock	57	$17.64	5	$7
Exercisable on Guaranty stock	57	11.32	5	—
Exercisable on Temple-Inland stock	170	14.12	5	—

				$7

The intrinsic value of options exercised in 2008 was $146,000.

Share-Based Compensation Expense

Share-based compensation expense for post-spin and pre-spin awards consists of:

	For the Year
	2008	2007	2006
	(In thousands)

Cash-settled awards	$(488)	$763	$635
Equity-settled awards	750	—	—
Restricted stock	1,264	142	224
Stock options	2,990	492	416

Pre-tax share-based compensation expense	4,516	1,397	1,275
Income tax benefit	(1,355)	(503)	(472)

	$3,161	$894	$803

The fair value of awards granted to retirement-eligible employees and expensed at the date of grant was $1,321,000 in 2008.

Pre-tax share-based compensation expense is included in:

	For the Year
	2008	2007	2006
	(In thousands)

General and administrative	$2,910	$1,211	$1,096
Other operating	1,606	186	179

	$4,516	$1,397	$1,275

We did not capitalize any share-based compensation in 2008, 2007 or 2006.

Unrecognized share-based compensation for post-spin awards not vested was $7,311,000 at year-end 2008. It is likely that this cost will be recognized as expense over the next three years. Unrecognized share-

FORESTAR GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based compensation for pre-spin awards not vested was $542,000 at year-end 2008. It is likely that this cost will be recognized as expense over the next two years.

In connection with restricted stock vested and stock options exercised, we withheld shares having a value of $1,858,000 for payment of payroll taxes in 2008. These shares are accounted for as treasury stock. Payroll taxes on restricted stock and stock options are reflected in financing activities in our consolidated statement of cash flows.

Note 17 —	Retirement, Pension and Postretirement Plans

Our defined contribution retirement plans include a 401(k) plan, which is funded, and a supplemental plan for key employees, which is unfunded. The expense of our defined contribution retirement plans was $1,134,000 in 2008. The unfunded liability for our supplemental plan was $132,000 at year-end 2008 and is included in other liabilities.

Prior to the spin-off, we participated in Temple-Inland’s retirement, pension and postretirement plans. The retirement expense for certain of our employees was $262,000 in 2007 and $223,000 in 2006. The pension and postretirement expense allocated to us by Temple-Inland for certain of our employees was $218,000 in 2007 and $716,000 in 2006. Subsequent to the spin-off, our employees no longer participate in the Temple-Inland postretirement plans, and our employees who participate in Temple-Inland retirement and pension plans will not accrue any additional benefits. The liability for their benefits as of the spin-off date has been retained by Temple-Inland.

Note 18 —	Summary of Quarterly Results of Operations (Unaudited)

Summarized quarterly financial results for 2008 and 2007 follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

2008
Total revenues	$37,223	$51,597	$33,943	$36,959
Gross profit	19,305	37,629	21,976	22,324
Operating income	4,167	17,849	5,601	8,189
Equity in earnings of unconsolidated ventures	1,534	2,018	1,436	(346)
Income (loss) before taxes	(383)	14,407	1,192	1,993
Net income (loss)	(238)	9,596	872	1,744
Net income (loss) per share — basic	(0.01)	0.27	0.02	0.05
Net income (loss) per share — diluted	(0.01)	0.27	0.02	0.05
2007
Total revenues	$34,456	$56,285	$51,632	$35,613
Gross profit	16,465	37,272	28,411	16,184
Operating income	2,625	26,380	16,371	3,891
Equity in earnings of unconsolidated ventures	1,499	1,478	1,333	(578)
Income before taxes	1,043	22,781	14,816	64
Net income	661	14,432	9,596	106
Net income per share — basic	0.02	0.41	0.27	—
Net income per share — diluted	0.02	0.41	0.27	—

Note 19 —	Pre-Spin Transactions with Temple-Inland

Prior to the spin-off, we reimbursed Temple-Inland for expenses incurred on our behalf and allocated to us. Additional allocated expenses incurred by Temple-Inland but not directly attributable to us were allocated

FORESTAR GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to us and recognized as expense with a corresponding increase to Temple-Inland’s investment, net of tax. Please read Note 1 for additional information.

A summary of allocated expenses from Temple-Inland follows:

	For the Year
	2007	2006
	(In thousands)

Legal, human resources and other administrative costs	$2,842	$2,178
Variable compensation	883	1,146
Accounting and finance	1,425	954
Information technology support	935	664
Internal audit, governance and other	209	195

	6,294	5,137
Share-based compensation	1,397	1,275
Pension and postretirement	218	716

	$7,909	$7,128

Prior to the spin-off, we paid income taxes to Temple-Inland as if we filed a separate income tax return. Please read Note 12 for additional information. In addition, rent paid to a former subsidiary of Temple-Inland was $190,000 in 2007 and $178,000 in 2006.

We own an undivided 15 percent interest in corporate aircraft contributed to us by Temple-Inland at spin-off. Under the terms of the joint ownership agreement, we pay 15 percent of the fixed costs associated with ownership of the aircraft and pay our portion of the variable costs based on our usage. The agreement has a two-year term at which time it can be renewed or terminated. At year-end 2008, the carrying value of the aircraft of $5,319,000 is included in other assets.

Fiber resources and other revenues include sales of timber to Temple-Inland of $12,167,000 in 2007 and $8,867,000 in 2006. Cost of fiber resources includes cost of timber sold to Temple-Inland of $3,241,000 in 2007 and $2,140,000 in 2006.

Note 20 —	Supplemental Oil and Gas Disclosures (Unaudited)

We lease our oil and gas mineral interests, principally in Texas and Louisiana, to third party oil and gas exploration and production entities for the exploration and production of oil and gas. When we lease our mineral interests, we retain a royalty interest and may take an additional participation in production, including a non-operating working interest. Non-operating working interests refer to well interests in which we pay a share of the costs to drill, complete and operate a well and receive a proportionate share of the production revenues. At year-end 2008, non-operating working interests capitalized costs were $131,000 and represent our proportionate share of exploration and development costs to date related to one well located in Louisiana. We incurred no exploration or development costs in 2007 or 2006.

We did not acquire any oil or gas mineral interests in 2008, and unamortized costs of our oil and gas mineral interests were not material at year-end 2007 and 2006.

Our royalty revenues are contractually defined and based on a percentage of production and are received in cash. Our royalty revenues fluctuate based on changes in the market prices for oil and gas and other factors affecting the third party oil and gas exploration and production entities including the cost of development and production. In 2007 and 2006, our royalty revenues were allocated to us by Temple-Inland.

FORESTAR GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information about the results of operations of our oil and gas mineral interests follows:

	For the Year
	2008	2007	2006
	(In thousands)

Royalty revenues	$21,638	$13,114	$17,381
Production costs	(1,714)	—	—
Exploration expenses	—	—	—
Depreciation, depletion, amortization and valuation provisions	—	—	—
Administrative expenses	(3,121)	(2,237)	(1,675)
Income tax expenses	(5,152)	(3,327)	(5,029)

Results of operations	$11,651	$7,550	$10,677

In 2008, production costs represent our share of oil and gas production severance taxes. In 2007 and 2006, oil and gas production severance taxes were reflected as a reduction of royalty revenues and were allocated to us by Temple-Inland.

Other lease revenues, principally bonus and delay rentals, were $26,032,000 in 2008, $7,704,000 in 2007 and $10,599,000 in 2006. In 2008, our share of lease bonus revenues from unconsolidated ventures was $1,162,000.

Estimates of oil and gas reserve information related to our royalty interests are unknown to us. We do not make such estimates and our lessees do not make this information available to us. Our share of oil and gas produced and average unit prices related to our royalty interests follows:

	For the Year
	2008	2007	2006

Oil (barrels)	87,895	94,909	125,994
Average price per barrel	$106.66	$65.24	$64.14
Gas (thousands of cubic feet (Mcf))	1,363,434	967,268	1,212,290
Average price per Mcf	$8.76	$6.69	$7.95

Note 21 —	Subsequent Event

On February 11, 2009, we announced the following strategic initiatives to enhance stockholder value: generate significant free cash flow, principally from the sale of approximately 175,000 acres of higher and better use (HBU) timberland; reduce debt by approximately $150 million; and repurchase up to 20 percent of our outstanding shares of common stock. Debt reduction and share repurchases will be funded by proceeds from the asset sales. We are in the process of marketing a portion of our HBU timberland and will classify that portion of the HBU timberland we anticipate selling as assets held for sale at first quarter-end 2009.

Forestar Group Inc.

Schedule III — Consolidated Real Estate and Accumulated Depreciation

Year-End 2008
(In thousands)

				Costs Capitalized
				Subsequent to Acquisition
		Initial Cost to Company		Improvements		Gross Amount Carried at End of Period
			Buildings &	Less Cost of	Carrying	Land & Land	Buildings &		Accumulated	Date of	Date
Description	Encumbrances	Land	Improvements	Sales and Other	Costs(a)	Improvements	Improvements	Total	Depreciation	Construction	Acquired

Entitled, Developed, and Under Development Projects:
CALIFORNIA
Contra Costa County
San Joaquin River		$12,225		$(3,430)		$8,795		$8,795
COLORADO
Douglas County
Pinery West	$4,941	7,308		1,412		8,720		8,720		2006	2006
Weld County
Buffalo Highlands		3,001		603		3,604		3,604		2006	2005
Johnstown Farms		2,749		9,009	$188	11,946		11,946		2002	2002
Stonebraker		3,878		1,309		5,187		5,187		2005	2005
GEORGIA
Bartow County
Towne West		936		900		1,836		1,836		2007
Coweta County
Cedar Creek Preserve		852		244		1,096		1,096
Corinth Landing		607		582		1,189		1,189
Coweta South Industrial Park		532		442		974		974
Fox Hall		166		5,831		5,997		5,997		2007
Genesee		480		1,031		1,511		1,511
TEXAS
Bastrop County
Hunter’s Crossing		3,613		7,352	311	11,276		11,276		2001	2001
The Colony		8,726		12,818	161	21,705		21,705		1999	1999
Bexar County
Cibolo Canyons		25,568		65,886	928	92,382		92,382		2004	1986
Calhoun County
Caracol	9,109	8,603		8,237	1,989	18,829		18,829		2006	2006
Harbor Mist		2,822		963		3,785		3,785			2007
Collin County
Light Farms	30,519	30,101		18,668		48,769		48,769		2007	2007
Maxwell Creek		9,904		(513)	418	9,809		9,809		2000	2000
The Gables at North Hill		2,160		(589)	63	1,634		1,634		2004	2001
Timber Creek	3,431	7,282		2,457		9,739		9,739		2007	2007

Forestar Group Inc.

Schedule III — Consolidated Real Estate and Accumulated Depreciation — (Continued)

				Costs Capitalized
				Subsequent to Acquisition
		Initial Cost to Company		Improvements		Gross Amount Carried at End of Period
			Buildings &	Less Cost of	Carrying	Land & Land	Buildings &		Accumulated	Date of	Date
Description	Encumbrances	Land	Improvements	Sales and Other	Costs(a)	Improvements	Improvements	Total	Depreciation	Construction	Acquired

Comal County
Oak Creek Estates		1,921		4,025	175	6,121		6,121		2006	2005
Dallas County
Stoney Creek	8,368	12,822		3,789		16,611		16,611		2007	2007
Denton County
Lantana	17,822	31,451		10,094		41,545		41,545		2000	1999
The Preserve at Pecan Creek		5,855		1,387	313	7,555		7,555		2006	2005
Harris County
City Park	2	3,946		(2,570)	1,641	3,017		3,017		2002	2001
Hays County
Arrowhead Ranch		12,001		1,422		13,423		13,423			2007
Hood County
Harbor Lakes		3,514		5,061	312	8,887		8,887	$(576)	2000	1998
Nueces County
Tortuga Dunes		12,080		8,225		20,305		20,305		2008	2006
Rockwall County
Caruth Lakes		1,624		4,269	100	5,993		5,993		1997	1996
Travis County
Presidio at Judge’s Hill	12,310	1,500		12,794	786	15,080		15,080		2006	2006
The Ridge at Ribelin Ranch		23,751		(20,421)	50	3,380		3,380		2006	2006
Williamson County
Westside at Buttercup Creek		13,149		(5,370)	449	8,228		8,228		1993	1993
Chandler Road Properties		3,552		(2,181)		1,371		1,371		2004	2004
La Conterra		4,024		2,652	71	6,747		6,747		2008	2006
MISSOURI
Clay County
Somerbrook		3,061		(219)	13	2,855		2,855		2003	2001
UTAH
Weber County
Fort Bingham Estates		3,284		(608)	88	2,764		2,764		2003	1998
Other		21,495		(11,021)	2,255	12,729	—	12,729	—

Total Entitled, Developed, and Under Development Projects	$86,502	$290,543	$—	$144,540	$10,311	$445,394	$—	$445,394	$(576)

Forestar Group Inc.

Schedule III — Consolidated Real Estate and Accumulated Depreciation

				Costs Capitalized
				Subsequent to Acquisition
		Initial Cost to Company		Improvements		Gross Amount Carried at End of Period
			Buildings &	Less Cost of	Carrying	Land & Land	Buildings &		Accumulated	Date of	Date
Description	Encumbrances	Land	Improvements	Sales and Other	Costs(a)	Improvements	Improvements	Total	Depreciation	Construction	Acquired

Undeveloped Land:
ALABAMA
Cherokee County
Undeveloped Land		$7,124		$19		$7,143		$7,143
Cleburne County
Undeveloped Land		5,582		51		5,633		5,633
CALIFORNIA
Los Angeles County
Land In Entitlement Process		3,969		5,634		9,603		9,603			1997
GEORGIA
Banks County
Undeveloped Land		1,895		10		1,905		1,905
Land In Entitlement Process		488		50		538		538
Bartow County
Undeveloped Land		5,585		123		5,708		5,708
Carroll County
Undeveloped Land		8,417		129		8,546		8,546
Land In Entitlement Process		9,308		2,265		11,573		11,573
Chattooga County
Undeveloped Land		4,269		45		4,314		4,314
Cherokee County
Undeveloped Land		3,835		150		3,985		3,985
Land In Entitlement Process		2,472		470		2,942		2,942
Coweta County
Undeveloped Land		2,059		59		2,118		2,118
Land In Entitlement Process		2,794		547		3,341		3,341
Dawson County
Undeveloped Land		2,570		9		2,579		2,579
Land In Entitlement Process		702		899		1,601		1,601
Elbert County
Undeveloped Land		1,617		29		1,646		1,646
Floyd County
Undeveloped Land		3,687		63		3,750		3,750

Forestar Group Inc.

Schedule III — Consolidated Real Estate and Accumulated Depreciation — (Continued)

				Costs Capitalized
				Subsequent to Acquisition
		Initial Cost to Company		Improvements		Gross Amount Carried at End of Period
			Buildings &	Less Cost of	Carrying	Land & Land	Buildings &		Accumulated	Date of	Date
Description	Encumbrances	Land	Improvements	Sales and Other	Costs(a)	Improvements	Improvements	Total	Depreciation	Construction	Acquired

Gilmer County
Undeveloped Land		3,031		21		3,052		3,052
Gordon County
Undeveloped Land		3,339		19		3,358		3,358
Hall County
Undeveloped Land		906		69		975		975
Haralson County
Undeveloped Land		7,582		239		7,821		7,821
Land In Entitlement Process		701		176		877		877
Heard County
Undeveloped Land		10,949		341		11,290		11,290
Jackson County
Undeveloped Land		996		60		1,056		1,056
Land In Entitlement Process		491		271		762		762
Lumpkin County
Undeveloped Land		3,120		4		3,124		3,124
Meriwether County
Undeveloped Land		1,700		50		1,750		1,750
Paulding County
Undeveloped Land		1,406		—		1,406		1,406
Pickens County
Undeveloped Land		3,379		92		3,471		3,471
Polk County
Undeveloped Land		4,740		38		4,778		4,778
Troup County
Undeveloped Land		4,178		213		4,391		4,391
Land In Entitlement Process		944		510		1,454		1,454
TEXAS
Anderson County
Undeveloped Land		821				821		821

Forestar Group Inc.

Schedule III — Consolidated Real Estate and Accumulated Depreciation — (Continued)

				Costs Capitalized
				Subsequent to Acquisition
		Initial Cost to Company		Improvements		Gross Amount Carried at End of Period
			Buildings &	Less Cost of	Carrying	Land & Land	Buildings &		Accumulated	Date of	Date
Description	Encumbrances	Land	Improvements	Sales and Other	Costs(a)	Improvements	Improvements	Total	Depreciation	Construction	Acquired

Angelina County
Undeveloped Land		1,368				1,368		1,368
Houston County
Undeveloped Land		1,034		14		1,048		1,048
Montgomery County
Land in Entitlement Process		2,675		295		2,970		2,970			2007
Rusk County
Undeveloped Land		269				269		269
Sabine County
Undeveloped Land		508		31		539		539
San Augustine County
Undeveloped Land		1,720				1,720		1,720
Other
Undeveloped Land		6,599		719		7,318		7,318
Land In Entitlement Process		685		521		1,206		1,206

Total Undeveloped Land	$—	$129,514	$—	$14,235	$—	$143,749	$—	$143,749	$—

Commercial Operating Properties:
TEXAS
Travis County
Radisson Hotel & Suites	$16,000		$16,316	$26,402			$42,718	$42,718	$(21,667)
Hood County
Harbor Lakes Golf Club			1,269				1,269	1,269	(301)	2000	1998

Total Commercial Operating Properties	$16,000	$—	$17,585	$26,402	$—	$—	$43,987	$43,987	$(21,968)

Total	$102,502	$420,057	$17,585	$185,177	$10,311	$589,143	$43,987	$633,130	$(22,544)

(a)	We do not capitalize carrying costs until development begins.

Forestar Group Inc.

Schedule III — Consolidated Real Estate and Accumulated Depreciation

Reconciliation of real estate:

	2008	2007	2006
	(In thousands)

Balance at beginning of year	$572,984	$468,724	$392,107
Amounts capitalized	100,639	181,430	178,835
Amounts retired or adjusted	(40,493)	(77,170)	(102,218)

Balance at close of period	$633,130	$572,984	$468,724

Reconciliation of accumulated depreciation:

	2008	2007	2006
	(In thousands)

Balance at beginning of year	$(20,774)	$(20,907)	$(18,957)
Depreciation expense	(1,770)	(2,014)	(2,008)
Amounts retired or adjusted	—	2,147	58

Balance at close of period	$(22,544)	$(20,774)	$(20,907)