Form 10-Q
period 2009-03-31
Forestar Group Inc.
filed 2009-05-07
CIK 1406587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number: 001-33662
FORESTAR GROUP INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-1336998
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
6300 Bee Cave Road, Building Two, Suite 500, Austin, Texas 78746
(Address of Principal Executive Offices, Including Zip Code)
(512) 433-5200
(Registrant’s Telephone Number, Including Area Code)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding as of May 1, 2009

Common Stock, par value $1.00 per share	35,856,419

FORESTAR GROUP INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
FORESTAR GROUP INC.
Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
	2009	2008
	(In thousands)
ASSETS
Cash and cash equivalents	$8,464	$8,127
Real estate	559,588	610,586
Assets held for sale	76,139	—
Investment in unconsolidated ventures	116,107	117,554
Timber	25,194	50,989
Receivables, net	3,730	4,262
Prepaid expense	1,961	2,425
Property and equipment, net	6,103	6,211
Deferred tax asset	20,913	17,184
Other assets	16,240	17,238

TOTAL ASSETS	$834,439	$834,576

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$4,945	$7,438
Accrued employee compensation and benefits	1,034	3,389
Accrued property taxes	3,203	6,808
Accrued interest	1,033	1,199
Other accrued expenses	10,569	11,448
Other liabilities	14,001	12,940
Debt	349,183	337,402

TOTAL LIABILITIES	383,968	380,624

COMMITMENTS AND CONTINGENCIES

EQUITY
Forestar Group Inc. shareholders’ equity:
Preferred stock, par value $0.01 per share, 25,000,000 authorized shares, none issued	—	—
Common stock, par value $1.00 per share, 200,000,000 authorized shares, 35,950,127 issued at March 31, 2009 and 35,839,390 issued at December 31, 2008	35,950	35,839
Additional paid-in capital	378,628	377,810
Retained earnings	32,877	36,769
Accumulated other comprehensive loss	(1,099)	(1,260)
Treasury stock, at cost, 93,708 shares at March 31, 2009 and 90,819 at December 31, 2008	(1,884)	(1,866)

Total Forestar Group Inc. shareholders’ equity	444,472	447,292
Noncontrolling interests	5,999	6,660

TOTAL EQUITY	450,471	453,952

TOTAL LIABILITIES AND EQUITY	$834,439	$834,576

Please read the notes to the consolidated financial statements.

FORESTAR GROUP INC.
Consolidated Statements of Income
(Unaudited)

	First Quarter
	2009	2008
	(In thousands, except per share data)
REVENUES
Real estate sales	$14,059	$22,790
Commercial operating properties and other	4,728	5,653

Real estate	18,787	28,443
Mineral resources	5,921	6,268
Fiber resources and other	4,369	2,512

	29,077	37,223
EXPENSES
Cost of real estate sales	(4,742)	(13,507)
Cost of commercial operating properties and other	(3,816)	(3,865)
Cost of mineral resources	(76)	—
Cost of fiber resources	(833)	(546)
Other operating	(10,472)	(8,301)
General and administrative	(8,815)	(6,837)

	(28,754)	(33,056)

OPERATING INCOME	323	4,167
Equity in (loss) earnings of unconsolidated ventures	(572)	1,534
Interest expense	(5,166)	(5,666)
Other non-operating income	51	82

(LOSS) INCOME BEFORE TAXES	(5,364)	117
Income tax benefit	2,315	145

CONSOLIDATED NET (LOSS) INCOME	(3,049)	262
Less: Net income attributable to noncontrolling interests	(843)	(500)

NET LOSS ATTRIBUTABLE TO FORESTAR GROUP INC.	$(3,892)	$(238)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	35,681	35,362
Diluted	35,681	35,362
NET LOSS PER COMMON SHARE
Basic	$(0.11)	$(0.01)
Diluted	$(0.11)	$(0.01)
Please read the notes to the consolidated financial statements.

FORESTAR GROUP INC.
Consolidated Statements of Cash Flows
(Unaudited)

	First Quarter
	2009	2008
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net (loss) income	$(3,049)	$262
Adjustments:
Depreciation and amortization	2,111	1,793
Deferred income taxes	(3,816)	3
Equity in loss (earnings) of unconsolidated ventures	572	(1,534)
Distributions of earnings of unconsolidated ventures	23	784
Distributions of earnings to noncontrolling interests	(1,495)	(2,318)
Share-based compensation	1,706	2,681
Non-cash real estate cost of sales	4,770	12,852
Real estate development and acquisition expenditures	(7,602)	(20,583)
Reimbursements from utility or improvement districts	1,731	—
Other changes in real estate	280	(210)
Gain on termination of timber lease	(185)	(1,376)
Cost of timber cut	796	547
Deferred income	930	569
Asset impairments	600	—
Other	28	(584)
Changes in:
Receivables	(32)	26
Prepaid and other	74	(1,829)
Accounts payable and other accrued liabilities	(7,951)	(5,133)

Net cash used in operating activities	(10,509)	(14,050)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, equipment, software and reforestation	(1,557)	(529)
Investment in unconsolidated ventures	(830)	(4,263)
Return of investment in unconsolidated ventures	1,614	2,650

Net cash used in investing activities	(773)	(2,142)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of debt	(14,977)	(14,665)
Additions to debt	26,758	33,540
Deferred financing fees	—	(1,037)
Return of investment to noncontrolling interests	(170)	—
Exercise of stock options	1	812
Payroll taxes on restricted stock and stock options	(17)	(1,816)
Tax benefit from share-based compensation	—	77
Other	24	114

Net cash provided by financing activities	11,619	17,025

Net increase in cash and cash equivalents	337	833
Cash and cash equivalents at beginning of period	8,127	7,520

Cash and cash equivalents at end of period	$8,464	$8,353

Please read the notes to the consolidated financial statements.

FORESTAR GROUP INC.
Notes to the Consolidated Financial Statements
(Unaudited)
Note 1 — Background
     Prior to December 28, 2007, we were a wholly-owned subsidiary of Temple-Inland Inc. On December 28, 2007, Temple-Inland distributed all of the issued and outstanding shares of our common stock to its shareholders in a transaction commonly referred to as a spin-off.
Note 2 — Basis of Presentation
     Our consolidated financial statements include the accounts of Forestar Group Inc., all subsidiaries, ventures and other entities in which we have a controlling interest, and variable interest entities of which we are the primary beneficiary. We eliminate all material intercompany accounts and transactions. Noncontrolling interest in consolidated pass-through entities is recognized before income taxes. We account for our investment in other entities in which we have significant influence over operations and financial policies using the equity method (we recognize our share of the entities’ income or loss and any preferential returns and treat distributions as a reduction of our investment). We account for our investment in other entities in which we do not have significant influence over operations and financial policies using the cost method (we recognize as income distribution of accumulated earnings).
     We prepare our unaudited interim financial statements in accordance with U.S. generally accepted accounting principles and Securities and Exchange Commission requirements for interim financial statements. As a result, they do not include all the information and disclosures required for complete financial statements. However, in our opinion, all adjustments considered necessary for a fair presentation have been included. Such adjustments consist only of normal recurring items unless otherwise noted. We make estimates and assumptions about future events. Actual results can, and probably will, differ from those we currently estimate including those related to allocating costs to real estate and measuring assets for impairment. These interim operating results are not necessarily indicative of the results that may be expected for the entire year. For further information, please read the financial statements included in our 2008 Annual Report on Form 10-K.
     Certain prior year items have been reclassified to conform to the current year’s presentation.
Note 3 — New Accounting Pronouncements
     Beginning January 2009, we adopted the following new accounting pronouncements:
•	FASB Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement 157 — This FSP delayed the effective date of Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements, for certain nonfinancial assets and nonfinancial liabilities. Adoption of this FSP did not significantly affect how we determine fair value but has resulted in certain additional disclosures. Please read Note 10 for additional disclosures.

•	FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities — This staff position specifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and should be included in the computation of earnings per share pursuant to the two-class method. Adoption of this FSP did not have an impact on our earnings per share.

•	SFAS No. 141(R), Business Combinations — This standard requires most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at full fair value. The standard also changes the approach to determining the purchase price; the accounting for acquisition cost; and several acquisition related accounting practices. Adoption of this pronouncement did not have a significant effect on our earnings or financial position.

•	SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements — This standard specifies that noncontrolling interests be reported as a part of equity, not as a liability or other item outside of equity. Upon adoption, we reclassified $6,660,000 of noncontrolling interest to shareholders’ equity at year-end 2008 and we reclassified $500,000 of minority interest expense to net income attributable to noncontrolling interest for first three months 2008. The following table presents a reconciliation of the changes in shareholders’ equity during the quarter ended March 31, 2009 (in thousands):

	Forestar	Noncontrolling
	Group Inc.	Interests	Total
Balance as of December 31, 2008	$447,292	$6,660	$453,952
Net (loss) income	(3,892)	843	(3,049)
Unrealized gain	161	—	161
Distributions to noncontrolling interests	—	(1,665)	(1,665)
Contributions from noncontrolling interest	—	161	161
Other (primarily share-based compensation)	911	—	911

Balance as of March 31, 2009	$444,472	$5,999	$450,471

•	SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 — This standard requires enhanced disclosures about derivative instruments including how and why they are used; how they are accounted for; and how they affect an entity’s financial position, financial performance and cash flows. Adoption of this pronouncement did not have a significant effect on our earnings or financial position.
     In April 2009, the FASB issued the following to provide additional guidance and disclosures regarding fair value measurements and impairments of securities:
•	FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. Based on our current understanding, we do not expect that the adoption of this pronouncement will have a significant effect on our earnings or financial position.

•	FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which changes the requirements for recognizing other-than-temporary impairments for debt securities. Based on our current understanding, we do not expect that the adoption of this pronouncement will have a significant effect on our earnings or financial position.

•	FSP FAS 107-1 and Accounting Principles Board (APB) Opinion 28-1, Interim Disclosures about Fair Value of Financial Instruments, which require an entity to provide disclosures about fair value of financial instruments in interim financial and summarized financial information. Based on our current understanding, we do not expect that the adoption of this pronouncement will have a significant effect on our earnings or financial position.

These are effective for interim and annual periods ending after June 15, 2009.
Note 4 — Strategic Initiatives and Assets Held for Sale
     On February 11, 2009, we announced the following strategic initiatives to enhance shareholder value:
•	Generate significant cash flow, principally from the sale of approximately 175,000 acres of higher and better use (HBU) timberland;

•	Reduce debt by approximately $150 million; and

•	Repurchase up to 20% of our common stock.
     Debt reduction and share repurchases will be funded by proceeds from the sale of the HBU timberland. Share repurchases will be accomplished from time to time through open market or privately negotiated transactions, subject to market conditions and other factors.
     In first quarter 2009, we have reclassified to assets held for sale about 171,000 acres of undeveloped land principally located in Alabama and Georgia with a carrying value of $51,390,000 and related timber with a carrying value of $24,749,000. These assets are being actively marketed.
Note 5 — Real Estate
     Real estate consists of:

	March 31,	December 31,
	2009	2008
	(In thousands)
Entitled, developed and under development projects	$446,283	$445,394
Undeveloped land	91,467	143,749
Commercial operating properties	44,828	43,987

	582,578	633,130
Accumulated depreciation	(22,990)	(22,544)

	$559,588	$610,586

     Included in entitled, developed and under development projects are the estimated costs of assets we expect to convey to utility or improvement districts of $75,388,000 at first quarter-end 2009 and $76,173,000 at year-end 2008, including $49,529,000 at first quarter-end 2009 and year-end 2008 related to our Cibolo Canyons project near San Antonio, Texas. These costs relate to water, sewer and other infrastructure assets for which the utility or improvement districts have agreed to reimburse us. In first three months 2009, we did not bill these districts. In first three months 2008, we billed these districts $12,011,000. In first three months 2009, we collected $1,731,000 from these districts. In first three months 2008, we did not collect from these districts. We expect to collect the remaining amounts billed when these districts achieve adequate tax bases to support payment.
     We recognized asset impairment charges of $600,000 in first three months 2009 related to a condominium project in Texas. We did not recognize any asset impairment charges in first three months 2008. Asset impairment charges are included in cost of real estate sales.
     Depreciation expense primarily related to commercial operating properties was $446,000 in first three months 2009 and $400,000 in first three months 2008 and is included in other operating expense.

Note 6 — Timber
     We have over 338,000 acres of timber, primarily in Georgia. The cost of timber cut was $796,000 in first three months 2009 and $547,000 in first three months 2008.
Note 7 — Investment in Unconsolidated Ventures
     At first quarter-end 2009, we had ownership interests ranging from 25 to 50 percent in 10 ventures that we account for using the equity method. We have no real estate ventures that are accounted for using the cost method. Our three largest ventures at first quarter-end 2009 are CL Realty, Temco and Palisades West. We own a 50 percent interest in both CL Realty and Temco, and Cousins Real Estate Corporation owns the other 50 percent interest. We own a 25 percent interest in Palisades West, Cousins Properties Incorporated owns a 50 percent interest and Dimensional Fund Advisors LP owns the remaining 25 percent interest. Information regarding these ventures follows:
•	CL Realty, L.L.C. was formed in 2002 for the purpose of developing residential and mixed-use communities in Texas and across the southeastern United States. At first quarter-end 2009, the venture had 15 residential and mixed-use communities, of which 10 are in Texas, 3 are in Florida and 2 are in Georgia, representing about 7,600 residential lots and 560 commercial acres.

•	Temco Associates, LLC was formed in 1991 for the purpose of acquiring and developing residential real estate sites in Georgia. At first quarter-end 2009, the venture had 5 residential and mixed-use communities, representing about 1,560 residential lots, all of which are located in Paulding County, Georgia. The venture also owns approximately 5,600 acres of undeveloped land in Paulding County, Georgia.

•	Palisades West LLC was formed in 2006 for the purpose of constructing a commercial office park in Austin, Texas. The project includes two office buildings totaling approximately 375,000 square feet and an accompanying parking garage. Construction of the project was completed in fourth quarter 2008 and is approximately 68% leased. Our remaining commitment for investment in this venture as of first quarter-end 2009 is $2,686,000. We have entered into a 10-year operating lease for approximately 32,000 square feet that we occupy as our corporate headquarters effective in fourth quarter 2008.
     Combined summarized balance sheet information for our ventures accounted for using the equity method follows:

	March 31, 2009					December 31, 2008
	CL		Palisades	Other		CL		Palisades	Other
	Realty	Temco	West	Ventures	Total	Realty	Temco	West	Ventures	Total
	(in thousands)
Real estate	$122,660	$60,377	$125,180	$92,198	$400,415	$124,417	$60,791	$120,953	$94,094	$400,255
Total assets	125,234	61,852	128,815	102,114	418,015	126,726	61,832	123,290	102,930	414,778
Borrowings, principally non-recourse (a)	4,968	3,168	—	75,966	84,102	4,901	3,198	—	75,638	83,737
Total liabilities	7,077	3,853	54,687	88,124	153,741	8,683	3,570	50,548	89,580	152,381
Equity	118,157	57,999	74,128	13,990	264,274	118,043	58,262	72,742	13,350	262,397

Our investment in real estate ventures:
Our share of their equity(b)	59,078	29,000	18,148	17,554	123,780	59,022	29,131	18,779	18,295	125,227
Unrecognized deferred gain(c)	(7,059)	—	—	(614)	(7,673)	(7,059)	—	—	(614)	(7,673)

Investment in real estate ventures	$52,019	$29,000	$18,148	$16,940	$116,107	$51,963	$29,131	$18,779	$17,681	$117,554

     Combined summarized income statement information for our ventures accounted for using the equity method follows:

	First Quarter
	2009	2008
	(In thousands)
Revenues:
CL Realty	$1,600	$3,085
Temco	857	677
Palisades West	1,729	54
Other ventures	2,163	3,196

Total	$6,349	$7,012

Earnings:
CL Realty	$504	$2,313
Temco	(420)	(279)
Palisades West	148	38
Other ventures	1,195	(299)

Total	$1,427	$1,773

Our equity in their earnings:
CL Realty(c)	$252	$1,143
Temco	(210)	(141)
Palisades West	37	9
Other ventures(b)	(651)	523
Recognition of deferred gain(c)	—	—

Total	$(572)	$1,534

(a)	Total includes current maturities of $15,971,000 at first quarter-end 2009 and $21,150,000 at year-end 2008.

(b)	Our share of the equity in other ventures reflects our ownership interests ranging from 25 to 50 percent, excluding venture losses that exceed our investment where we are not obligated to fund those losses.

(c)	In 2003, we contributed real estate with a $13,800,000 carrying value to CL Realty in exchange for $13,800,000 cash and a 50 percent interest in the partnership. We deferred the $14,587,000 gain on the sale and are recognizing it as the partnership sells the real estate to third parties. The deferred gain is reflected as an offset to our investment in unconsolidated ventures.
     In first three months 2009, we invested $830,000 in these ventures and received $1,637,000 in distributions; in first three months 2008, we invested $4,263,000 in these ventures and received $3,434,000 in distributions. Distributions include both return of investments and distributions of earnings.
Note 8 — Debt
     Debt consists of:

	March 31,	December 31,
	2009	2008
	(In thousands)
Term loan facility — average interest rate of 4.54% at first quarter-end 2009 and 4.77% at year-end 2008	$175,000	$175,000
Revolving loan facility — average interest rate of 4.56% at first quarter-end 2009 and 5.12% at year-end 2008	69,700	59,900
Secured promissory note — interest rate of 3.02% at first quarter-end 2009 and 3.01% at year-end 2008	19,716	16,000
Other indebtedness due through 2011 at variable interest rates based on prime (3.25% at first quarter-end 2009 and year-end 2008) and fixed interest rates ranging from 6.00% to 9.50%)	84,767	86,502

	$349,183	$337,402

     Our senior credit facility and other debt agreements contain terms, conditions and financial covenants customary for such agreements including minimum levels of interest coverage and limitations on leverage. At first quarter-end 2009, we were in compliance with the terms, conditions and financial covenants of these agreements.
     Our senior credit facility provides for a $175,000,000 term loan and a $290,000,000 revolving line of credit. The revolving line of credit may be prepaid at any time without penalty. The term loan may be prepaid at any time; however, repayment prior to June 1, 2009 requires a fee of 1.00% of the principal amount. There is no prepayment fee for the term loan on or after June 1, 2009. The senior credit facility matures December 1, 2010. The revolving line of credit includes a $100,000,000 sublimit for letters of credit, of which $13,071,000 was outstanding at first quarter-end 2009. Total borrowings under our senior credit facility (including the face amount of letters of credit) may not exceed a borrowing base formula, and include a $35,000,000 minimum liquidity requirement at each quarter-end. At first quarter-end 2009, we had $172,000,000 in net unused borrowing capacity under our senior credit facility.
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
     We incurred origination and other fees related to our credit facility of $10,573,000, of which $6,045,000 is unamortized at first quarter-end 2009 and is included in other assets. Amortization of deferred financing fees in connection with our senior credit facility was $883,000 in first three months 2009 and $855,000 in first three months 2008.
     At first quarter-end 2009, commercial operating properties having a book value of $21,476,000 were subject to liens in connection with $19,716,000 of debt.
     At first quarter-end 2009, entitled, developed and under development projects having a book value of $161,290,000 were subject to liens in connection with $84,767,000 of principally non-recourse debt.
Note 9 — Derivative Instruments
     We are exposed to certain risks arising from both our business operations and economic conditions. We principally manage exposures to a wide variety of business and operational risks through management of our core business activities. We manage economic risks including interest rate, liquidity and credit risk by managing the amount, sources, and duration of our debt funding and through the use of derivative instruments. Specifically, we may enter into derivative instruments to mitigate the risk inherent in interest rate fluctuations.
Cash Flow Hedges
     Our objective for using interest rate derivatives is to manage exposure to significant movements in interest rates. To accomplish this objective, we use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for our fixed-rate payment over the life of the agreements without exchange of the underlying notional amount.
     As of March 31, 2009, our $100,000,000 notional amount interest rate swap agreement, which matures in 2010, requires that we pay a fixed interest rate of 6.57 percent and receive a floating interest rate of one month LIBOR plus 4 percent (4.50 percent at first quarter-end 2009).
     We defer and include in other comprehensive income the effective portion of changes in the fair value of our cash flow hedge. We recognize the ineffective portion of the hedge as income or loss. The effectiveness of the hedge relationship is periodically assessed by comparing the present value of the cumulative change in the expected future cash flows on the variable leg of the swap with the present value of the cumulative change in the expected future hedged cash flows. In first three months 2009 and 2008, there was no hedge ineffectiveness.
     The table below presents the fair value of our derivative instrument as well as its classification on the consolidated balance sheets as of March 31, 2009 and December 31, 2008:

Liability Derivatives
	March 31, 2009		December 31, 2008
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
(in thousands)
Derivatives designated as hedging instruments under SFAS 133:
Interest Rate Swap	Other liabilities	$1,691	Other liabilities	$1,939
     The change in fair value of our interest rate swap recognized in other comprehensive income was a gain of $161,000 in first three months 2009 and a loss of $330,000 in first three months 2008. No amounts were reclassified from other comprehensive income into income in first three months 2009 or first three months 2008.
     See Note 10 — Fair Value for a description of how the above derivative instrument is valued in accordance with SFAS No. 157.
Note 10 — Fair Value
     SFAS 157, Fair Value Measurements, provides a framework for measuring fair value and expands disclosures required about fair value measurements. This pronouncement establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:
•	Level 1 Inputs — Unadjusted quoted prices for identical assets or liabilities in active markets;

•	Level 2 Inputs — Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in inactive markets, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•	Level 3 Inputs — Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. Such inputs typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

	Fair Value Measurements
	Level 1	Level 2	Level 3	March 31,
	Inputs	Inputs	Inputs	2009
	(In thousands)
Financial Assets and Liabilities:
Interest Rate Swap Agreement	$(1,691)	$—	$—	$(1,691)

Non-Financial Assets and Liabilities:
Real estate	$—	$—	$15,164	$15,164
     Financial liabilities measured at fair value on a recurring basis include our interest rate swap agreement. The fair value of the interest rate swap agreement was determined using quoted prices in active markets for identical assets. In first three months 2009, the fair value of our interest rate swap increased, and as a result, we recognized an after-tax gain of $161,000 in accumulated other comprehensive income.
     Non-financial assets measured at fair value on a non-recurring basis include real estate assets measured for impairment. In first three months 2009, certain assets were remeasured and reported at fair value due to events or circumstances that indicated that the carrying value may not be recoverable. We determined estimated fair value based on the present value of future probability weighted cash flows expected from the sale of the long-lived assets. As a result, we recognized asset impairment of $600,000 in first three months 2009.
Note 11 — Capital Stock
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
     As a result of our spin-off from Temple-Inland, all of Temple-Inland’s outstanding share-based compensation awards were equitably adjusted into separate awards: one related to our common stock, one related to Temple-Inland common stock and one related to Guaranty Financial Group, Inc. common stock. Guaranty was another wholly-owned subsidiary of Temple-Inland that was spun off on December 28, 2007. All awards issued as part of this adjustment are subject to their original vesting schedules.
     At first quarter-end 2009, Temple-Inland and Guaranty directors and employees held 27,000 equity-settled restricted stock awards on our stock.
     The following table summarizes outstanding stock option awards on our stock held by Temple-Inland and Guaranty directors and employees at first quarter-end 2009:

			Weighted	Aggregate
		Weighted	Average	Intrinsic Value
		Average	Remaining	(Current Value
		Exercise Price	Contractual	Less Exercise
	Shares	per Share	Term	Price)
	(In thousands)		(In years)	(In thousands)
Outstanding	1,749	$19.30	5	$8
Exercisable	1,571	$18.76	5	$8

Note 12 — Other Comprehensive Loss
     Other comprehensive loss consists of:

	First Quarter
	2009	2008
	(In thousands)
Consolidated net (loss) income	$(3,049)	$262
Change in fair value of interest rate swap agreement, net of taxes	161	(330)

Other comprehensive loss	(2,888)	(68)
Less: Comprehensive income attributable to noncontrolling interest	(843)	(500)

Other comprehensive loss attributable to Forestar Group Inc.	$(3,731)	$(568)

Note 13 — Net Loss per Share
     Our basic and diluted weighted average common shares outstanding used to compute net loss per share are as follows:

	First Quarter
	2009	2008
	(In thousands)
Weighted average common shares outstanding — basic	35,681	35,362
Dilutive effect of stock options	—	—
Dilutive effect of restricted stock and restricted stock units	—	—

Weighted average common shares outstanding — diluted	35,681	35,362

     At first quarter-end 2009, the effect of 3,047,000 stock options and unvested shares of restricted stock were not included in the computation of diluted weighted average shares outstanding because their impact would have been anti-dilutive as a result of our net loss.
     At first quarter-end 2008, the effect of 2,664,000 stock options and unvested shares of restricted stock were not included in the computation of diluted weighted average shares outstanding because their impact would have been anti-dilutive as a result of our net loss.
Note 14— Commitments and Contingencies
     Litigation
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
     Environmental
     Environmental remediation liabilities arise from time to time in the ordinary course of doing business, and we believe we have established adequate reserves for any probable losses. We own 288 acres near Antioch, California, portions of which were sites of a Temple-Inland paper manufacturing operation that are in remediation. In 2008, we increased our reserves for environmental remediation by about $2,900,000. We estimate the cost to complete remediation activities will be about $3,200,000, which is included in other accrued expenses and will likely be paid in 2009. Our estimate requires us to make assumptions regarding the scope of required remediation, the effectiveness of planned remediation activities, and approvals by regulatory authorities. Our estimate is subject to revision as new information becomes available.
Note 15 — Segment Information
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

     Assets allocated by segment are as follows:

	March 31,	December 31,
	2009	2008
	(In thousands)
Real estate	$730,815	$732,401
Mineral resources	416	376
Fiber resources	50,262	51,321
Assets not allocated to segments	52,946	50,478

Total assets	$834,439	$834,576

     We evaluate performance based on segment earnings before unallocated items and income taxes. Segment earnings consist of operating income, equity in earnings of unconsolidated ventures and net income attributable to noncontrolling interest. Unallocated items consist of general and administrative expense, share-based compensation, other non-operating income and expense and interest expense. All our revenues are derived from U.S. operations and all our assets are located in the U.S. For first three months 2009, revenues from one customer of our real estate segment and one customer of our fiber resources segment exceeded 10% of our total revenues.
     Segment revenues and earnings are as follows:

	First Quarter
	2009	2008
	(In thousands)
Revenues:
Real estate	$18,787	$28,443
Mineral resources	5,921	6,268
Fiber resources	4,369	2,512

Total revenues	$29,077	$37,223

Segment earnings:
Real estate	$542	$3,543
Mineral resources	4,782	6,505
Fiber resources	2,909	2,840

Total segment earnings	8,233	12,888

Items not allocated to segments(a)	(14,440)	(13,271)

Income before taxes	$(6,207)	$(383)

(a)	Items not allocated to segments consists of:

	First Quarter
	2009	2008
	(In thousands)
General and administrative expense	$(7,619)	$(5,006)
Share-based compensation expense	(1,706)	(2,681)
Interest expense	(5,166)	(5,666)
Other non-operating income	51	82

	$(14,440)	$(13,271)

     In first three months 2009, general and administrative expense includes $3,180,000 paid to outside advisors regarding an evaluation by our Board of Directors of an unsolicited shareholder proposal.
Note 16 — Share-Based Compensation
Post-Spin Awards
     A summary of the awards granted under our 2007 Stock Incentive Plan follows.

Cash-settled awards
     Cash-settled awards granted to our employees in the form of restricted stock units or stock appreciation rights vest over two to four years from the date of grant and generally provide for accelerated vesting upon death, disability or if there is a change in control. Vesting for some awards is also conditioned upon achievement of a minimum one percent annualized return on assets over a three-year period.
     Cash-settled awards granted to our directors in the form of restricted stock units are fully vested at the time of grant and payable upon retirement.
     The following table summarizes the activity of awards granted under our plan for first three months 2009:

		Weighted
		Average
		Grant
	Equivalent	Date Fair
	Units	Value Per Unit
	(In thousands)
Non-vested as of December 31, 2008	5	$28.85
Granted	1,106	5.72
Vested	(105)	9.71
Forfeited	(1)	28.85

Non-vested as of March 31, 2009	1,005	$5.41

     In first three months 2009, we paid $22,000 to settle vested cash awards. The aggregate current value of non-vested awards as of March 31, 2009 is $2,055,000.
Equity-settled awards
     There were no equity-settled awards in the form of restricted stock units granted in first three months 2009, and there were no unvested equity-settled restricted stock unit awards at first quarter-end 2009.
Restricted stock
     Restricted stock awards vest after three years if we achieve a minimum one percent annualized return on assets over such three-year period. The following table summarizes the activity of awards granted under our plan for first three months 2009:

		Weighted
		Average
		Grant
	Restricted	Date Fair
	Shares	Value Per Share
	(In thousands)
Non-vested as of December 31, 2008	207	$21.89
Granted	110	9.29
Vested	—	—
Forfeited	(1)	28.85

Non-vested as of March 31, 2009	316	$17.45

     The aggregate current value of non-vested awards as of first quarter-end 2009 is $2,416,000, or $7.65 per share.
Stock options
     Stock options have a ten-year term, generally become exercisable ratably over three to four years and provide for accelerated or continued vesting upon retirement, death, disability or if there is a change in control. Options were granted with an exercise price equal to the market value of our stock on the date of grant. The following table summarizes the activity of awards granted under our plan for first three months 2009:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Options	Price per	Contractual
	Outstanding	Share	Term
	(In thousands)		(In years)
Balance as of December 31, 2008	622	$28.85	9
Granted	161	9.29
Exercised	—	—
Forfeited	(3)	28.85

Balance as of March 31, 2009	780	$24.80	9

Options Exercisable as of March 31, 2009	183	$28.85	9
     There was no aggregate intrinsic value for stock options outstanding or exercisable at first quarter-end 2009.
     Stock options are valued based upon the Black-Scholes option pricing model. Awards granted in first three months 2009 were valued based upon the following assumptions:

Expected dividend yield	0.0%
Expected stock price volatility	41.8%
Risk-free interest rate	1.8%
Expected life of options (years)	6
Weighted average estimated fair value of options granted	$3.94
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
Cash-settled awards
     Cash-settled awards generally vest and are paid after three years from the date of grant or the attainment of defined performance goals, generally measured over a three-year period. A summary of cash-settled awards outstanding to our directors and employees at first quarter-end 2009, following the adjustments described previously, follows:

		Aggregate
	Equivalent	Current
	Units	Value
	(In thousands)
Awards on Forestar stock	24	$182
Awards on Guaranty stock	24	25
Awards on Temple-Inland stock	72	384

		$591

     In first three months 2009, we paid $394,000 to settle vested cash awards.

Stock options
     Stock options have a ten-year term, generally become exercisable ratably over four years and provide for accelerated or continued vesting upon retirement, death, disability or if there is a change in control. Options were granted with an exercise price equal to the market value of Temple-Inland common stock on the date of grant. A summary of stock option awards outstanding to our directors and employees at first quarter-end 2009, following the adjustments described previously, follows:

				Aggregate
		Weighted	Weighted	Value
		Average	Average	(Current
		Exercise	Remaining	Value Less
		Price	Contractual	Exercise
	Shares	per Share	Term	Price)
	(In thousands)		(In years)	(In thousands)
Outstanding on Forestar stock	86	$21.12	6	$—
Outstanding on Guaranty stock	86	13.55	6	—
Outstanding on Temple-Inland stock	255	16.89	6	—

				$—

Exercisable on Forestar stock	70	$19.34	5	$—
Exercisable on Guaranty stock	70	12.41	5	—
Exercisable on Temple-Inland stock	209	15.47	5	—

				$—

     No options were exercised in first three months 2009.
Share-Based Compensation Expense
     Share-based compensation expense for post-spin and pre-spin awards consists of:

	First Quarter
	2009	2008
	(In thousands)
Cash-settled awards	$780	$140
Equity-settled awards	—	750
Restricted stock	344	189
Stock options	582	1,602

Pre-tax share-based compensation expense	1,706	2,681
Income tax benefit	(631)	(1,019)

	$1,075	$1,662

     The fair value of awards granted to retirement-eligible employees and expensed at the date of grant was $135,000 in first three months 2009 and $1,321,000 in first three months 2008.
     Pre-tax share-based compensation expense is included in:

	First Quarter
	2009	2008
	(In thousands)
General and administrative expense	$1,196	$1,831
Other operating expense	510	850

	$1,706	$2,681

     We did not capitalize any share-based compensation in first three months 2009 or 2008.
     Unrecognized share-based compensation for post-spin awards not vested was $7,953,000 at first quarter-end 2009. The weighted average period over which this amount will be recognized is estimated to be 2.5 years. Unrecognized share-based compensation for pre-spin awards not vested was $396,000 at first quarter-end 2009. The weighted average period over which this amount will be recognized is estimated to be 1.3 years.

     In connection with restricted stock vested and stock options exercised, we withheld shares having a value of $17,000 for payment of payroll taxes in first three months 2009. These shares are accounted for as treasury stock. Payroll taxes on restricted stock and stock options are reflected in financing activities in our consolidated statement of cash flows.
Note 17 — Income Taxes
     Our effective tax rate was a benefit of 43% in the first three months 2009 of which 6% is attributable to noncontrolling interests, and a benefit of 124% in the first three months 2008 of which 86% is attributable to noncontrolling interests. As a result of our adoption of SFAS No. 160, income (loss) before income taxes includes income from pass-through entities allocable to noncontrolling interests for which there is no income tax provided.
     We anticipate that our effective tax rate in 2009 will be about 37% of which less than one percent will be attributable to noncontrolling interests.
     We have not provided a valuation allowance for our deferred tax asset because we believe it is likely it will be recoverable in future periods.
Note 18 — Subsequent Event
     In accordance with our strategic initiatives, effective May 2, 2009, we entered into a definitive agreement with the Hancock Timber Resource Group division of Hancock Natural Resource Group, Inc., acting on behalf of its investor clients, to sell about 75,000 acres of timberland in Georgia and Alabama for $120,000,000 in a cash transaction. The transaction is expected to close in second quarter 2009, subject to customary closing conditions. We intend to use the after-tax cash proceeds from this sale to reduce our outstanding debt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2008 Annual Report on Form 10-K. Unless otherwise indicated, information is presented as of March 31, 2009, and references to acreage owned include all acres owned by ventures regardless of our ownership interest in a venture.
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
     Other factors, including the risk factors described in Item 1A of our 2008 Annual Report on Form 10-K, may also cause actual results to differ materially from those projected by our forward-looking statements. New factors emerge from time to time and it is not possible for us to predict all such factors, nor can we assess the impact of any such factor on our business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.
     Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.
Background
     Prior to December 28, 2007, we were a wholly-owned subsidiary of Temple-Inland Inc. On December 28, 2007, Temple-Inland distributed all our issued and outstanding shares of common stock to its shareholders in a transaction commonly referred to as a spin-off. In 2008, we operated our first full year as a stand-alone public company and the following discussion and analysis reflect the post-spin results of operations and the effect on our financial condition.
Strategy
     Our strategy is to maximize and grow long-term shareholder value through:
•	Entitlement and development of real estate;

•	Realization of value from minerals, water and fiber resources; and

•	Strategic and disciplined investment in our business.
     On February 11, 2009, we announced the following strategic initiatives to enhance shareholder value:
•	Generate significant cash flow, principally from the sale of approximately 175,000 acres of higher and better use (HBU) timberland;

•	Reduce debt by approximately $150 million; and

•	Repurchase up to 20% of our common stock.
     Debt reduction and share repurchases will be funded by proceeds from the sale of the HBU timberland. Share repurchases will be accomplished from time to time through open market or privately negotiated transactions, subject to market conditions and other factors.
     In first quarter 2009, we have reclassified to assets held for sale about 171,000 acres of undeveloped land principally located in Alabama and Georgia with a carrying value of $51,390,000 and related timber with a carrying value of $24,749,000. These assets are being actively marketed.
     In accordance with our strategic initiatives, effective May 2, 2009, we entered into a definitive agreement with the Hancock Timber Resource Group division of Hancock Natural Resource Group, Inc., acting on behalf of its investor clients, to sell about 75,000 acres of timberland in Georgia and Alabama for $120,000,000 in a cash transaction. The transaction is expected to close in second quarter 2009, subject to customary closing conditions. We intend to use the after-tax cash proceeds from this sale to reduce our outstanding debt.
Results of Operations
     Net loss was $(3,892,000) or $(0.11) per basic and diluted share, in first three months 2009, compared with $(238,000), or $(0.01) per basic and diluted share, in first three months 2008.

     A summary of our consolidated results follows:

	First Quarter
	2009	2008
	(In thousands)
Revenues:
Real estate	$18,787	$28,443
Mineral resources	5,921	6,268
Fiber resources	4,369	2,512

Total revenues	$29,077	$37,223

Segment earnings:
Real estate	$542	$3,543
Mineral resources	4,782	6,505
Fiber resources	2,909	2,840

Total segment earnings	8,233	12,888

Items not allocated to segments:
General and administrative expense	(7,619)	(5,006)
Share-based compensation expense	(1,706)	(2,681)
Interest expense	(5,166)	(5,666)
Other non-operating income	51	82

Loss before taxes	(6,207)	(383)
Income tax benefit	2,315	145

Net loss attributable to Forestar Group Inc.	$(3,892)	$(238)

     Significant aspects of our results of operations follow:
First Three Months 2009 and 2008
•	Real Estate segment earnings declined principally due to a continued decrease in the sales of residential real estate, decreased commercial sales activity and increased costs associated with asset impairments and legal reserves.

•	Mineral Resources segment earnings declined principally due to lower lease bonus revenues, lower oil prices and increased costs associated with developing and staffing our mineral resources organization.

•	Fiber Resources segment revenues increased as result of increased prices related to a higher mix of larger pine sawtimber sold. In first three months 2008, segment earnings included a gain from partial termination of a timber lease.

•	In first three months 2009, general and administrative expense includes $3,180,000 paid to outside advisors regarding an evaluation by our Board of Directors of an unsolicited shareholder proposal.

•	In first three months 2009, share-based compensation included $135,000 related to accelerated expense recognition in conjunction with awards granted to retirement-eligible employees compared to $1,321,000 in first three months 2008.
Current Market Conditions
     Current market conditions in the residential development industry are extremely difficult due to the oversupply of housing, diminished sales volume and sales prices for existing and new homes and a significant tightening of mortgage credit. Consumer confidence is near or at an all time low. Many home builders are experiencing liquidity shortfalls and are unwilling or unable to close lot purchases. All geographic markets and products have not been affected to the same extent or with equal severity, but most have experienced declines. It is likely these conditions will continue throughout 2009.
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

     Pulpwood demand in our markets has declined as a result of weak demand for these products due to temporary mill curtailments. Sawtimber prices have declined due to the decrease in demand for lumber products consistent with the decline in the housing industry.
Business Segments
     We manage our operations through three business segments:
•	Real estate,

•	Mineral resources, and

•	Fiber resources.
     We evaluate performance based on earnings before unallocated items and income taxes. Segment earnings consist of operating income and equity in earnings of unconsolidated ventures, less net income attributable to noncontrolling interest. Unallocated items consist of general and administrative expense, share-based compensation, other non-operating income and expense, and interest expense. The accounting policies of the segments are the same as those described in the accounting policy note to the consolidated financial statements.
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
Real Estate
     We own directly or through ventures over 363,000 acres of real estate located in nine states and 12 markets. Our real estate segment secures entitlements and develops infrastructure on our lands, primarily for single-family residential and mixed-use communities. We own about 297,000 acres in a broad area around Atlanta, Georgia, with the balance located primarily in Texas. We target investments principally in our strategic growth corridors, regions of accelerated growth across the southern half of the United States that possess key demographic and growth characteristics that we believe make them attractive for long-term real estate investment. We own and manage our projects either directly or through ventures. Our real estate segment revenues are principally derived from the sales of residential single-family lots, undeveloped land sales and commercial real estate and to a lesser degree from the operation of commercial properties, primarily a hotel.
     A summary of our real estate results follows:

	First Quarter
	2009	2008
	(In thousands)
Revenues	$18,787	$28,443
Cost of sales	(8,558)	(17,372)
Operating expenses	(8,165)	(7,778)

	2,064	3,293
Equity in earnings of unconsolidated ventures	(679)	750
Less: Net income attributable to noncontrolling interest	(843)	(500)

Segment earnings	$542	$3,543

     In first three months 2009, operating expenses principally consist of $2,826,000 in property taxes, $1,802,000 in employee compensation and benefits, $650,000 related to legal reserves for probable losses, $639,000 in professional services, $528,000 in depreciation expense and $191,000 related to marketing and advertising. In first three months 2008, operating expenses principally consist of $2,733,000 in property taxes, $1,967,000 in employee compensation and benefits, $944,000 in professional services, $459,000 in depreciation expense and $416,000 related to marketing and advertising.

     Revenues in our owned and consolidated ventures consist of:

	First Quarter
	2009	2008
	(In thousands)
Residential real estate	$5,612	$14,670
Commercial real estate	143	1,863
Undeveloped land	8,304	6,257
Commercial operating properties	4,592	5,155
Other	136	498

Total revenues	$18,787	$28,443

     Units sold in our owned and consolidated ventures consist of:

	First Quarter
	2009	2008

Residential real estate:
Lots sold	78	324
Revenue per lot sold	$71,928	$43,593
Commercial real estate:
Acres sold	0.3	22
Revenue per acre sold	$424,696	$85,000
Undeveloped land:
Acres sold	2,192	1,349
Revenue per acre sold	$3,789	$4,639
     Residential real estate revenues principally consist of the sale of single-family lots to national, regional and local homebuilders. In first three months 2009, residential real estate revenues continued to decline as result of decreased demand for single-family lots due to the overall decline in the housing industry. We expect difficult housing markets and credit conditions throughout 2009. In first three months 2008, residential lots sold includes the sale of 192 high density lots for approximately $24,300 per lot at a mixed-use venture located near Houston, Texas.
     In first three months 2009, we sold 2,192 acres of undeveloped land from our owned and consolidated ventures at an average price of $3,789 per acre, generating $8,304,000 in revenue. In first three months 2008, we sold 1,349 acres from our owned and consolidated ventures at an average price of $4,639 per acre, generating $6,257,000 in revenue.

     Information about our real estate projects and our real estate ventures follows:

	First Quarter-End
	2009	2008
Owned and consolidated ventures:
Entitled, developed and under development projects
Number of projects	54	54
Residential lots remaining	20,467	19,985
Commercial acres remaining	1,704	1,385
Undeveloped land and land in the entitlement process
Number of projects	22	21
Acres in entitlement process	32,520	30,200
Acres undeveloped (a)	307,093	320,749
Ventures accounted for using the equity method:
Ventures’ lot sales (for first three months)
Lots sold	29	64
Revenue per lot sold	$73,647	$59,242
Ventures’ entitled, developed and under development projects
Number of projects	21	21
Residential lots remaining	9,298	9,319
Commercial acres sold (for first three months)	4	22
Revenue per acre sold	$196,996	$85,000
Commercial acres remaining	645	697
Ventures’ undeveloped land and land in the entitlement process
Number of projects	2	2
Acres in entitlement process	1,080	870
Acres sold (for first three months)	—	—
Revenue per acre sold	$—	$—
Acres undeveloped	5,641	6,127

(a)	Includes 171,000 acres classified as assets held for sale.
Mineral Resources
     We own directly or through ventures about 622,000 net acres of oil and gas mineral interests. Our mineral resources segment is focused on maximizing the value from royalties and other lease revenues from our oil and gas mineral interests located in Texas, Louisiana, Alabama and Georgia. At first quarter-end 2009, we have about 120,000 net acres under lease and about 26,000 net acres held by production.
     A summary of our mineral resources results follows:

	First Quarter
	2009	2008
	(In thousands)
Revenues	$5,921	$6,268
Cost of sales	(76)	—
Operating expenses	(1,170)	(547)

	4,675	5,721
Equity in earnings of unconsolidated ventures	107	784

Segment earnings	$4,782	$6,505

     In first three months 2009, operating expenses principally consist of $443,000 in employee compensation and benefits, $268,000 related to oil and gas production severance taxes, $188,000 in professional services and $66,000 in property taxes. Cost of sales represents our share of costs related to our non-operating working interests. In first three months 2008, operating expenses principally consist of $343,000 in professional services as we resourced our operations with a contract workforce while recruiting our mineral resources team.

     In first three months 2009, equity in earnings of unconsolidated ventures includes our share of royalty revenue as a result of new production activity from a new well in a venture located within the Barnett Shale natural gas formation. In first three months 2008, equity in earnings of consolidated ventures includes our share of a lease bonus payment as a result of leasing 241 net mineral acres for $1,568,000.
     Revenues consist of:

	First Quarter
	2009	2008
	(In thousands)
Royalties	$3,478	$3,338
Other lease revenues	2,443	2,930

Total revenues	$5,921	$6,268

     Additional information about our royalties (a) follows:

	First Quarter
	2009	2008
Oil production (barrels)	26,200	19,400
Average price per barrel	$47.24	$83.57
Natural gas production (millions of cubic feet)	394.7	255.9
Average price per thousand cubic feet	$6.16	$6.38

(a)	Includes ventures.
     In first three months 2009, other lease revenues include $2,121,000 in lease bonus payments as a result of leasing over 6,100 net mineral acres and $322,000 related to delay rental payments. In first three months 2008, other lease revenues include $2,021,000 in lease bonus payments as a result of leasing over 5,000 net mineral acres and $695,000 related to delay rental payments.
     A summary of our oil and gas mineral interests (a) at first quarter-end 2009 follows:

			Held By
State	Unleased(b)	Leased(c)	Production(d)	Total(e)
	(Net acres)
Texas	124,000	101,000	19,000	244,000
Louisiana	104,000	10,000	7,000	121,000
Alabama	48,000	9,000	—	57,000
Georgia	200,000	—	—	200,000

	476,000	120,000	26,000	622,000

(a)	Includes ventures.

(b)	Includes approximately 11,200 net acres subject to lease option.

(c)	Includes leases in primary lease term only.

(d)	Acres being held by production are producing oil or gas in paying quantities.

(e)	Texas and Louisiana net acres are calculated as the gross number of surface acres multiplied by our percentage ownership of the mineral interest. Alabama and Georgia net acres are calculated as the gross number of surface acres multiplied by our estimated percentage ownership of the mineral interest based on county sampling.
     We also have a 45 percent nonparticipating royalty interest in groundwater produced or withdrawn for commercial purposes or sold from approximately 1.38 million acres in Texas, Louisiana, Georgia and Alabama. We have not received any income from this interest.
Fiber Resources
     Our fiber resources segment focuses principally on the management of our timber holdings. We have over 338,000 acres of timber, primarily in Georgia, and about 18,000 acres of timber under lease. We sell wood fiber from our land and lease land for hunting and other recreational uses.

     A summary of our fiber resources results follows:

	First Quarter
	2009	2008
	(In thousands)
Revenues	$4,369	$2,512
Cost of sales	(833)	(546)
Operating expenses	(812)	(502)

	2,724	1,464
Other operating income	185	1,376

Segment earnings	$2,909	$2,840

     In first three months 2009, operating expenses principally consist of $387,000 in employee compensation and benefits, $152,000 related to professional services and $66,000 related to timber severance taxes. In first three months 2008, operating expenses principally consist of $317,000 in employee compensation and benefits and $30,000 in professional services.
     In first three months 2008, other operating income principally reflects a gain from partial termination of a timber lease.
     Revenues consist of:

	First Quarter
	2009	2008
	(In thousands)
Fiber	$3,755	$2,037
Recreational leases and other	614	475

Total revenues	$4,369	$2,512

     Fiber sold consists of:

	First Quarter
	2009	2008
Pulpwood tons sold	206,600	173,800
Average pulpwood price per ton	$8.15	$7.83
Sawtimber tons sold	90,700	35,400
Average sawtimber price per ton	$22.84	$19.11
Total tons sold	297,300	209,200
Average price per ton	$12.63	$9.73
     In first three months 2009, total price per ton increased because we harvested and sold a higher mix of larger pine sawtimber. The majority of our sales were to Temple-Inland at market prices.
Items Not Allocated to Segments
     Unallocated items represent income and expenses managed on a company-wide basis and include general and administrative expenses, share-based compensation, other non-operating income and expense and interest expense.
     General and administrative expense principally consists of accounting and finance, tax, legal, human resources, internal audit, information technology and our Board of Directors. These functions support all of our business segments and are not allocated. In first three months 2009, general and administrative expense principally consists of $1,725,000 in employee compensation and benefits, $432,000 in depreciation expense, $316,000 related to insurance costs, $283,000 in occupancy, $264,000 in board of director fees and $3,873,000 in professional services of which $3,180,000 was paid to outside advisors regarding an evaluation by our Board of Directors of an unsolicited shareholder proposal.
Income Taxes
     Our effective tax rate was a benefit of 43% in the first three months 2009 of which 6% is attributable to noncontrolling interests, and a benefit of 124% in the first three months 2008 of which 86% is attributable to noncontrolling interests. As a result of our adoption of SFAS No. 160, income (loss) before income taxes includes income from pass-through entities allocable to noncontrolling interests for which there is no income tax provided.

     We anticipate that our effective tax rate in 2009 will be about 37% of which less than one percent will be attributable to noncontrolling interests.
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
Cash Flows from Operating Activities
     Cash flows from our real estate development activities, undeveloped land sales, timber sales, and mineral and recreational leases are classified as operating cash flows.
     In first three months 2009, net cash used for operating activities was $10,509,000 as expenditures for real estate development exceeded non-cash cost of sales due to our development of existing real estate projects, principally in the major markets of Texas where sales activity supports investment in development. We invested $3,433,000 in our Cibolo Canyons mixed-use project near San Antonio, Texas. In first three months 2008, net cash used in operating activities was $14,050,000 as expenditures for real estate development and acquisitions exceeded non-cash cost of sales principally due to our continued development of existing real estate projects, principally in the major markets of Texas. We invested $5,562,000 in Cibolo Canyons in first three months 2008.
Cash Flows from Investing Activities
     Capital contributions to and capital distributions from unconsolidated ventures are classified as investing activities. In addition, expenditures related to reforestation activities in our fiber resources segment are classified as investing activities.
     In first three months 2009, net cash used in investing activities was $773,000 as property, equipment and software costs exceeded our net distributions from our unconsolidated ventures. In first three months 2008, net cash used in investing activities was $2,142,000 as capital contributions to our unconsolidated ventures exceeded our capital distributions.
Cash Flows from Financing Activities
     In first three months 2009, net cash provided by financing activities was $11,619,000. In first three months 2008, net cash provided by financing activities was $17,025,000. In first three months 2009 and 2008, the increase in our debt funded our expenditures for real estate development, principally in the major markets of Texas.
Liquidity, Contractual Obligations and Off-Balance Sheet Arrangements
     There have been no significant changes in our liquidity, contractual obligations and off-balance sheet arrangements since year-end 2008.
Senior Credit Facility
     Our senior credit facility and other debt agreements contain terms, conditions and financial covenants customary for such agreements including minimum levels of interest coverage and limitations on leverage. At first quarter-end 2009, we were in compliance with the terms, conditions and financial covenants of these agreements. The following table details our compliance with the financial covenants of these agreements:

		March 31,	December 31,
Financial Covenant	Requirement	2009	2008
Interest Coverage Ratio(a)	≥1.50:1.0	2.41:1.0	2.68:1.0
Revenues/Capital Expenditures Ratio(b)	≥0.80:1.0	1.62:1.0	1.47:1.0
Total Leverage Ratio(c)	<40%	25.5%	23.7%
Minimum Liquidity(d)	>$35 million	$211 million	$223 million
Net Worth(e)	>$356 million(e)	$450 million	$447 million

(a)	Calculated as EBITDA (earnings before interest, taxes, depreciation and amortization) plus all non-cash compensation expenses plus other non-cash expenses, divided by interest expense. This covenant is applied at the end of each quarter on a rolling four quarter basis, and the requirement increases to 2.0:1.0 in second quarter 2009.

(b)	Calculated as total gross revenues plus our pro rata share of the operating revenues from unconsolidated ventures, divided by capital expenditures. Capital expenditures are defined as consolidated development and acquisition expenditures plus our pro rata share of unconsolidated ventures’ development and acquisition expenditures. This covenant is applied at the end of each quarter on a rolling four quarter basis, and the requirement increases to 1.0:1.0 after third quarter 2009.

(c)	Calculated as total funded debt divided by adjusted asset value. Total funded debt includes all indebtedness for borrowed funds, all secured liabilities, and all reimbursement obligations with respect to letters of credit or similar instruments. Adjusted asset value is defined as the sum of unrestricted cash and cash equivalents, timberlands, high value timberlands, raw entitled lands, entitled land under development, minerals business, and all other real estate owned at book value without regard to any indebtedness, and our pro rata share of joint ventures’ book value without regard to any indebtedness. This covenant is applied at the end of each quarter.

(d)	Calculated as the amount available for drawing under the revolving commitment, plus unrestricted cash, plus cash equivalents which are not pledged or encumbered and the use of which is not restricted by the terms of any agreement. This covenant is applied at the end of each quarter.

(e)	Calculated as the amount by which consolidated total assets exceeds consolidated total liabilities. At first quarter-end 2009, the requirement is $356 million, computed as: $350 million, plus eighty five percent of the aggregate net proceeds received by us from any equity offering, plus fifty percent of all positive net income, on a cumulative basis. This covenant is applied at the end of each quarter.
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
Cibolo Canyons — San Antonio, Texas

Mixed-Use Development / Resort Hotel, Spa and Golf
     The Cibolo Canyons mixed-use development consists of 2,100 acres planned to include 1,749 residential lots and 145 commercial acres designated for multifamily and retail uses, of which 554 lots and 64 commercial acres have been sold at first quarter-end 2009. We have $66,577,000 invested in the development at first quarter-end 2009.
     In 2007, we entered into agreements to facilitate third-party construction and ownership of the JW Marriott ® San Antonio Hill Country Resort & Spa, planned to include a 1,002 room destination resort and two PGA Tour ® Tournament Players Club ® golf courses. Under these agreements, we transferred to the third-party owners about 700 acres of undeveloped land and we agreed to provide about $38,500,000. In exchange, the third-party owners assigned to us certain rights under an Economic Development Agreement, including the right to receive 9% of hotel occupancy revenues and 1.5% of sales generated within the resort through 2034. At first quarter-end 2009, we have provided $26,862,000 and expect to fund our remaining commitment of $11,638,000 by year-end 2009. If the resort hotel is not open and operating on July 1, 2011, the City of San Antonio could terminate the Special Purpose Improvement District (SPID) and there would be no source of revenue to fund payments under the Economic Development Agreement.

The resort hotel is under construction and is currently scheduled to open well before July 1, 2011.
     Until the SPID achieves an adequate tax base to support issuance of bonds, the proceeds of which will be used by the SPID to reimburse us for qualified infrastructure costs, we will not include the estimated reimbursements as a reduction of our real estate cost of sales. At first quarter-end 2009, we have billed the SPID $49,529,000 for qualified infrastructure costs. These costs have been audited by the SPID and approved for payment, and are included in our investment in the mixed-use development. The construction and opening of the resort hotel will satisfy a condition to our right to obtain reimbursement of infrastructure costs related to the mixed-use development under an Ad Valorem Tax and Non Resort Sales and Use Tax Public Improvement Financing Agreement between us and the SPID. If the resort hotel is not open and operating on July 1, 2011, the City of San Antonio could terminate the SPID and we would have no payor for reimbursement of qualified infrastructure costs.
Critical Accounting Policies and Estimates
     There have been no significant changes in our critical accounting policies or estimates in first three months 2009 from those disclosed in our 2008 Annual Report on Form 10-K.
Recent Accounting Standards
     Please read Note 3 to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

Statistical and Other Data
     A summary of our real estate projects in the entitlement process (a) at March 31, 2009 follows:

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

     A summary of activity within our projects in the development process, which includes entitled (a), developed and under development real estate projects, at March 31, 2009 follows:

					Residential Lots(c)		Commercial Acres(d)
					Lots Sold		Acres Sold
			Interest		Since	Lots	Since	Acres
Project	County	Market	Owned(b)		Inception	Remaining	Inception	Remaining
Projects we own
California
San Joaquin River	Contra Costa/	Oakland	100%		—	—	—	288
	Sacramento
Colorado
Buffalo Highlands	Weld	Denver	100%		—	164	—	—
Johnstown Farms	Weld	Denver	100%		115	493	2	8
Pinery West	Douglas	Denver	100%		—	—	—	115
Stonebraker	Weld	Denver	100%		—	603	—	13
Westlake Highlands	Jefferson	Denver	100%		—	21	—	—
Texas
Arrowhead Ranch	Hays	Austin	100%		—	232	—	6
Caruth Lakes	Rockwall	Dallas/Fort Worth	100%		245	404	—	—
Cibolo Canyons	Bexar	San Antonio	100%		554	1,193	64	81
Harbor Lakes	Hood	Dallas/Fort Worth	100%		199	250	—	14
Harbor Mist	Calhoun	Corpus Christi	100%		—	200	—	—
Hunter’s Crossing	Bastrop	Austin	100%		308	183	38	68
La Conterra	Williamson	Austin	100%		34	475	—	60
Maxwell Creek	Collin	Dallas/Fort Worth	100%		650	361	10	—
Oak Creek Estates	Comal	San Antonio	100%		9	639	13	—
The Colony	Bastrop	Austin	100%		409	2,236	22	49
The Gables at North Hill	Collin	Dallas/Fort Worth	100%		195	88	—	—
The Preserve at Pecan Creek	Denton	Dallas/Fort Worth	100%		209	609	—	9
The Ridge at Ribelin Ranch	Travis	Austin	100%		—	—	179	16
Westside at Buttercup Creek	Williamson	Austin	100%		1,281	240	66	—
Other projects (7)	Various	Various	100%		1,544	25	197	23
Georgia
Towne West	Bartow	Atlanta	100%		—	2,674	—	121
Other projects (14)	Various	Atlanta	100%		—	2,836	—	705
Missouri and Utah
Other projects (2)	Various	Various	100%		400	364	—	—

					6,152	14,290	591	1,576

Projects in entities we consolidate
Texas
City Park	Harris	Houston	75%		1,099	212	50	105
Lantana	Denton	Dallas/Fort Worth	55	% (e)	414	1,867	—	—
Light Farms	Collin	Dallas/Fort Worth	65%		—	2,517	—	—
Stoney Creek	Dallas	Dallas/Fort Worth	90%		59	695	—	—
Timber Creek	Collin	Dallas/Fort Worth	88%		—	614	—	—
Other projects (5)	Various	Various	Various		935	272	24	23

					2,507	6,177	74	128

Total owned and consolidated					8,659	20,467	665	1,704
Projects in ventures that we account for using the equity method
Georgia
Seven Hills	Paulding	Atlanta	50%		634	446	26	—
The Georgian	Paulding	Atlanta	38%		288	1,097	—	—
Other projects (5)	Various	Atlanta	Various		1,845	249	3	—
Texas
Bar C Ranch	Tarrant	Dallas/Fort Worth	50%		176	1,023	—	—
Fannin Farms West	Tarrant	Dallas/Fort Worth	50%		265	115	—	15

				Residential Lots(c)		Commercial Acres(d)
				Lots Sold		Acres Sold
			Interest	Since	Lots	Since	Acres
Project	County	Market	Owned(b)	Inception	Remaining	Inception	Remaining
Lantana	Denton	Dallas/Fort Worth	Various (e)	1,427	43	14	75
Long Meadow Farms	Fort Bend	Houston	19%	604	1,502	72	138
Southern Trails	Brazoria	Houston	40%	326	736	—	—
Stonewall Estates	Bexar	San Antonio	25%	180	201	—	—
Summer Creek Ranch	Tarrant	Dallas/Fort Worth	50%	796	1,772	—	363
Summer Lakes	Fort Bend	Houston	50%	325	798	56	—
Village Park	Collin	Dallas/Fort Worth	50%	339	221	3	2
Waterford Park	Fort Bend	Houston	50%	—	493	—	37
Other projects (2)	Various	Various	Various	294	230	—	15
Florida
Other projects (3)	Various	Tampa	Various	473	372	—	—

Total in ventures				7,972	9,298	174	645

Combined total				16,631	29,765	839	2,349

(a)	A project is deemed entitled when all major discretionary land-use approvals have been received. Some projects may require additional permits for development.

(b)	Interest owned reflects our net equity interest in the project, whether owned directly or indirectly. There are some projects that have multiple ownership structures within them. Accordingly, portions of these projects may appear as owned, consolidated, and/or accounted for using the equity method.

(c)	Lots are for the total project, regardless of our ownership interest.

(d)	Commercial acres are for the total project, regardless of our ownership interest, and are net developable acres, which may be fewer than the gross acres available in the project.

(e)	The Lantana project consists of a series of 15 partnerships in which our voting interests range from 25 percent to 55 percent. We account for three of these partnerships using the equity method and we consolidate the remaining partnerships.
     A summary of our commercial operating properties, commercial projects and condominium projects at March 31, 2009 follows:

Interest
Project	County	Market	Owned(a)	Type	Description
Radisson Hotel	Travis	Austin	100%	Hotel	413 guest rooms and suites
Palisades West	Travis	Austin	25%	Office	375,000 square feet
Presidio at Judge’s Hill	Travis	Austin	60%	Condominium	45 units
Las Brisas	Williamson	Austin	49%	Multi-Family	414 unit luxury apartment
Harbor Lakes Golf Club	Hood	Dallas/Fort Worth	100%	Golf Club	18 hole golf course and club
Gulf Coast Apartments	Various	Various	2%	Multi-Family	9 apartment communities

(a)	Interest owned reflects our net equity interest in the project, whether owned directly or indirectly.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
     Our interest rate risk is principally related to our variable-rate debt. Interest rate changes impact earnings due to the resulting increase or decrease in the cost of our variable-rate debt, which was $230,559,000 at first quarter-end 2009 and $229,030,000 at year-end 2008.
     The following table illustrates the estimated effect on our pre-tax income of immediate, parallel and sustained shifts in interest rates for the next 12 months at first quarter-end 2009, with comparative year-end 2008 information. This estimate assumes that debt reductions from contractual payments will be replaced with short-term, variable-rate debt; however, that may not be the financing alternative we would choose.

	March 31,	December 31,
Change in Interest Rates	2009	2008
	(In thousands)
+2%	$(4,611)	$(4,581)
+1%	(2,306)	(2,290)
-1%	2,306	2,290
-2%	4,611	4,581
     Changes in interest rates affect the value of our interest rate swap agreement ($100,000,000 notional amount at first quarter-end 2009). We believe any change in the value of this agreement would not be significant.
Foreign Currency Risk
     We have no exposure to foreign currency fluctuations.
Commodity Price Risk
     We have no significant exposure to commodity price fluctuations.
Item 4. Controls and Procedures
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
     (b) Changes in Internal Control over Financial Reporting
     There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during first quarter 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
     There are no material changes from the risk factors disclosed in our 2008 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In first three months 2009, a total of 1,589 restricted shares of our common stock were withheld (all in February 2009) to pay taxes due in connection with vesting of restricted stock awards. The terms of the awards provide that the value of the restricted shares withheld will be based on the closing price per share of our common stock on the vesting date, as reported on the New York Stock Exchange. The price was $10.50.
     On February 11, 2009, we announced that our Board of Directors authorized the repurchase of up to 7,000,000 shares of our common stock, to be funded principally from the sale of approximately 175,000 acres of higher and better use timberland. We have not purchased any shares under this authorization, which has no expiration date, and no repurchases will be made under this repurchase authorization until after completion of the asset sales. We have no repurchase plans or programs that expired during the first quarter 2009 and no repurchase plans or programs that we intend to terminate prior to expiration or under which we no longer intend to make further purchases.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits

10.1	Form of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2009).

10.2	Form of Restricted Stock Units Agreement for senior executives (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2009).

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORESTAR GROUP INC.
Date: May 7, 2009	By:	/s/ Christopher L. Nines
Christopher L. Nines
Chief Financial Officer

	By:	/s/ Charles D. Jehl
Charles D. Jehl
Chief Accounting Officer