Form 10-Q
period 2009-06-30
Forestar Group Inc.
filed 2009-08-06
CIK 1406587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding as of July 31, 2009

Common Stock, par value $1.00 per share	35,857,909

FORESTAR GROUP INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
FORESTAR GROUP INC.
Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
	2009	2008
	(In thousands)
ASSETS
Cash and cash equivalents	$17,053	$8,127
Real estate	561,738	610,586
Assets held for sale	41,011	—
Investment in unconsolidated ventures	112,089	117,554
Timber	21,810	50,989
Receivables, net	3,926	4,262
Prepaid expense	2,536	2,425
Property and equipment, net	6,048	6,211
Deferred tax asset	28,849	17,184
Other assets	14,469	17,238

TOTAL ASSETS	$809,529	$834,576

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$4,847	$7,438
Accrued employee compensation and benefits	1,955	3,389
Accrued property taxes	6,181	6,808
Accrued interest	781	1,199
Income taxes payable	29,932	—
Other accrued expenses	6,659	11,448
Other liabilities	18,852	12,940
Debt	237,766	337,402

TOTAL LIABILITIES	306,973	380,624

COMMITMENTS AND CONTINGENCIES

EQUITY
Forestar Group Inc. shareholders’ equity:
Preferred stock, par value $0.01 per share, 25,000,000 authorized shares, none issued	—	—
Common stock, par value $1.00 per share, 200,000,000 authorized shares, 35,952,832 issued at June 30, 2009 and 35,839,390 issued at December 31, 2008	35,953	35,839
Additional paid-in capital	379,561	377,810
Retained earnings	83,794	36,769
Accumulated other comprehensive loss	(891)	(1,260)
Treasury stock, at cost, 94,923 shares at June 30, 2009 and 90,819 at December 31, 2008	(1,899)	(1,866)

Total Forestar Group Inc. shareholders’ equity	496,518	447,292
Noncontrolling interests	6,038	6,660

TOTAL EQUITY	502,556	453,952

TOTAL LIABILITIES AND EQUITY	$809,529	$834,576

Please read the notes to the consolidated financial statements.

FORESTAR GROUP INC.
Consolidated Statements of Income
(Unaudited)

	Second Quarter		First Six Months
	2009	2008	2009	2008
	(In thousands, except per share amounts)
REVENUES
Real estate sales	$23,069	$17,061	$37,128	$39,851
Commercial operating properties and other	5,378	7,057	10,106	12,710

Real estate	28,447	24,118	47,234	52,561
Mineral resources	7,018	24,386	12,939	30,654
Fiber resources and other	5,001	3,093	9,370	5,605

	40,466	51,597	69,543	88,820
COSTS AND EXPENSES
Cost of real estate sales	(7,836)	(8,479)	(12,578)	(21,986)
Cost of commercial operating properties and other	(3,991)	(4,564)	(7,807)	(8,429)
Cost of mineral resources	(2)	—	(78)	—
Cost of fiber resources	(1,103)	(925)	(1,936)	(1,471)
Other operating	(9,522)	(13,833)	(19,994)	(22,134)
General and administrative	(5,943)	(5,947)	(14,758)	(12,784)
Gain on sale of assets	79,214	—	79,214	—

	50,817	(33,748)	22,063	(66,804)

OPERATING INCOME	91,283	17,849	91,606	22,016
Equity in (loss) earnings of unconsolidated ventures	(4,048)	2,018	(4,620)	3,552
Interest expense	(5,047)	(5,002)	(10,213)	(10,668)
Other non-operating income	44	72	95	154

INCOME BEFORE TAXES	82,232	14,937	76,868	15,054
Income tax expense	(31,120)	(4,811)	(28,805)	(4,666)

CONSOLIDATED NET INCOME	51,112	10,126	48,063	10,388
Less: Net income attributable to noncontrolling interests	(195)	(530)	(1,038)	(1,030)

NET INCOME ATTRIBUTABLE TO FORESTAR GROUP INC.	$50,917	$9,596	$47,025	$9,358

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	35,808	35,422	35,745	35,390
Diluted	36,037	36,117	35,903	36,063
NET INCOME PER COMMON SHARE
Basic	$1.42	$0.27	$1.32	$0.26
Diluted	$1.41	$0.27	$1.31	$0.26
Please read the notes to the consolidated financial statements.

FORESTAR GROUP INC.
Consolidated Statements of Cash Flows
(Unaudited)

	First Six Months
	2009	2008
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$48,063	$10,388
Adjustments:
Depreciation and amortization	4,234	3,467
Deferred income taxes	(11,864)	(3,443)
Tax benefits not recognized for book purposes	5,291	—
Equity in loss (earnings) of unconsolidated ventures	4,620	(3,552)
Distributions of earnings of unconsolidated ventures	259	883
Distributions of earnings to noncontrolling interests	(1,673)	(2,980)
Share-based compensation	4,321	3,528
Non-cash real estate cost of sales	12,262	20,863
Non-cash cost of assets sold	36,902	—
Real estate development and acquisition expenditures	(14,619)	(50,834)
Reimbursements from utility or improvement districts	2,029	374
Other changes in real estate	327	(290)
Gain on termination of timber lease	(185)	(1,376)
Cost of timber cut	1,813	1,258
Deferred income	(145)	2,331
Asset impairments	841	—
Other	127	(821)
Changes in:
Receivables	(801)	9
Prepaid and other	1,108	(794)
Accounts payable and other accrued liabilities	(10,405)	1,079
Income taxes payable	29,932	(806)

Net cash provided by (used in) operating activities	112,437	(20,716)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, equipment, software and reforestation	(4,506)	(1,368)
Investment in unconsolidated ventures	(1,494)	(11,339)
Return of investment in unconsolidated ventures	2,263	4,375

Net cash used in investing activities	(3,737)	(8,332)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of debt	(142,302)	(39,547)
Additions to debt	42,666	70,556
Deferred financing fees	—	(1,078)
Return of investment to noncontrolling interests	(170)	—
Exercise of stock options	15	872
Payroll taxes on restricted stock and stock options	(31)	(1,832)
Tax benefit from share-based compensation	—	81
Other	48	238

Net cash (used in) provided by financing activities	(99,774)	29,290

Net increase in cash and cash equivalents	8,926	242
Cash and cash equivalents at beginning of period	8,127	7,520

Cash and cash equivalents at end of period	$17,053	$7,762

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
Note 2 — Basis of Presentation
     Our consolidated financial statements include the accounts of Forestar Group Inc., all subsidiaries, ventures and other entities in which we have a controlling interest, and variable interest entities of which we are the primary beneficiary. We eliminate all material intercompany accounts and transactions. Noncontrolling interests in consolidated pass-through entities are recognized before income taxes. We account for our investment in other entities in which we have significant influence over operations and financial policies using the equity method (we recognize our share of the entities’ income or loss and any preferential returns and treat distributions as a reduction of our investment). We account for our investment in other entities in which we do not have significant influence over operations and financial policies using the cost method (we recognize as income distribution of accumulated earnings).
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
     Certain prior year items have been reclassified to conform to the current year’s presentation.
Note 3 — New Accounting Pronouncements
     In first quarter 2009, we adopted the following new accounting pronouncements:
•	FASB Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement 157 — This FSP delayed the effective date of Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements, for certain nonfinancial assets and nonfinancial liabilities. Adoption of this FSP did not significantly affect how we determine fair value but has resulted in certain additional disclosures. Please read Note 10 — Fair Value for disclosures.

•	FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities — This staff position specifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and should be included in the computation of earnings per share pursuant to the two-class method. Adoption of this FSP did not have a significant effect on our earnings per share.

•	SFAS No. 141(R), Business Combinations — This standard requires most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at full fair value. The standard also changes the approach to determining the purchase price, the accounting for acquisition cost and several acquisition related accounting practices. Adoption of this pronouncement did not have a significant effect on our earnings or financial position.

•	SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — This standard specifies that noncontrolling interests be reported as a part of equity, not as a liability or other item outside of equity. Upon adoption, we reclassified $6,660,000 of noncontrolling interests to shareholders’ equity at year-end 2008 and we reclassified $1,030,000 of minority interest expense to net income attributable to noncontrolling interests for first six months 2008. The following table presents a reconciliation of the changes in shareholders’ equity in first six months 2009:

	Forestar	Noncontrolling
	Group Inc.	Interests	Total
	(In thousands)
Balance as of December 31, 2008	$447,292	$6,660	$453,952
Net income	47,025	1,038	48,063
Unrealized gain	369	—	369
Distributions to noncontrolling interests	—	(1,843)	(1,843)
Contributions from noncontrolling interests	—	183	183
Other (primarily share-based compensation)	1,832	—	1,832

Balance as of June 30, 2009	$496,518	$6,038	$502,556

•	SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 — This standard requires enhanced disclosures about derivative instruments including how and why they are used; how they are accounted for; and how they affect an entity’s financial position, financial performance and cash flows. Adoption of this pronouncement did not have a significant effect on our earnings or financial position.
     In second quarter 2009, we adopted the following new accounting pronouncements:
•	FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly — This FSP provides guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. Adoption of this FSP affects how we consider Level 2 and Level 3 inputs in determining fair values but did not have a significant effect on our earnings or financial position.

•	FSP FAS 107-1 and Accounting Principles Board (APB) Opinion 28-1, Interim Disclosures about Fair Value of Financial Instruments — This FSP requires an entity to provide disclosures about fair value of financial instruments at interim reporting periods. Adoption of this FSP did not significantly affect how we determine fair value but has resulted in certain additional disclosures. Please read Note 10 — Fair Value for disclosures.

•	SFAS No. 165, Subsequent Events — Issued May 2009, this Statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued, introduces the concept of financial statements being available to be issued and requires disclosures regarding the date through which subsequent events were evaluated. Adoption of this standard did not have a significant effect on our earnings or financial position but does affect our disclosures regarding subsequent events.

•	SEC SAB 112 — Effective June 10, 2009, amends or rescinds guidance included in the SAB Series to make it consistent with recent FASB pronouncements, namely, SFAS No. 141 (revised 2007), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. Adoption did not have a significant effect on our earnings or financial position.
     In addition, the following pending pronouncements have not yet been adopted:
•	SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 — This standard, issued in conjunction with SFAS No. 167, amends SFAS No. 140, removes the concept of a qualifying special-purpose entity from FIN 46(R) and requires additional disclosures. Based upon our current understanding, we do not believe adoption will have a significant effect on our earnings or financial position. This new standard is effective first quarter 2010.

•	SFAS No. 167, Amendments to FASB Interpretation No. 46(R) — This standard, issued in conjunction with SFAS No. 166, amends certain requirements of FIN 46(R) to improve financial reporting related to consolidation of and disclosures about variable interest entities. We are currently evaluating the effect, if any, on our earnings or financial position. This new standard is effective first quarter 2010.

•	SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — This Statement replaces SFAS No. 162 and establishes the FASB Accounting Standards Codification (Codification) as the single source of authoritative accounting principles to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Based upon our current understanding, adoption will not have an impact on our earnings or financial position but will change accounting guidance references in our disclosures. The Codification is effective third quarter 2009.

Note 4 — Strategic Initiatives and Assets Held for Sale
     In first quarter 2009, we announced our near-term strategic initiatives to enhance shareholder value by generating significant cash flow, principally from the sale of about 175,000 acres of higher and better use (HBU) timberland. As a result, we classified to assets held for sale about 171,000 acres of undeveloped land principally located in Alabama and Georgia with a carrying value of $51,390,000 and related timber with a carrying value of $24,749,000.
     In accordance with our strategic initiatives, in second quarter 2009, we sold about 75,000 acres of timber and timberland in Georgia and Alabama for $119,702,000 to Hancock Timber Resource Group, which acquired the assets on behalf of its investor clients. The transaction generated net proceeds of $116,116,000, which were principally used to reduce our outstanding debt, and resulted in a gain on sale of $79,214,000. In addition, in second quarter 2009 we entered into a definitive agreement with Holland M. Ware to sell about 20,000 acres of HBU timberland in Georgia. The sale closed August 4, 2009. Please read Note 18 - Subsequent Events for additional information about this sale. We intend to use the after-tax cash proceeds from this sale to reduce our outstanding debt.
     At second quarter-end 2009, we have classified to assets held for sale about 95,000 acres of undeveloped land located in Alabama, Georgia and Texas with a carrying value of $26,486,000, related timber with a carrying value of $13,939,000 and other assets with a carrying value of $586,000. These assets are being actively marketed.
Note 5 — Real Estate
     Real estate consists of:

	June 30,	December 31,
	2009	2008
	(In thousands)
Entitled, developed and under development projects	$447,785	$445,394
Undeveloped land	90,456	143,749
Commercial operating properties	46,924	43,987

	585,165	633,130
Accumulated depreciation	(23,427)	(22,544)

	$561,738	$610,586

     Included in entitled, developed and under development projects are the estimated costs of assets we expect to convey to utility or improvement districts of $75,396,000 at second quarter-end 2009 and $76,173,000 at year-end 2008, including $49,529,000 at second quarter-end 2009 and year-end 2008 related to our Cibolo Canyons project near San Antonio, Texas. These costs relate to water, sewer and other infrastructure assets for which the utility or improvement districts have agreed to reimburse us. We billed these districts $3,109,000 in first six months 2009 and $14,814,000 in first six months 2008. We collected $2,029,000 in first six months 2009 and $374,000 in first six months 2008 from these districts. We expect to collect the remaining amounts billed when these districts achieve adequate tax bases to support payment.
     We recognized asset impairment charges of $600,000 in first six months 2009 related to a condominium project in Texas. We did not recognize any asset impairment charges in first six months 2008. Asset impairment charges are included in cost of real estate sales.
     Depreciation expense primarily related to commercial operating properties was $883,000 in first six months 2009 and $852,000 in first six months 2008 and is included in other operating expense.
Note 6 — Timber
     We have about 256,000 acres of timber, primarily in Georgia. The cost of timber cut was $1,813,000 in first six months 2009 and $1,258,000 in first six months 2008.

Note 7 — Investment in Unconsolidated Ventures
     At second quarter-end 2009, we had ownership interests ranging from 25 to 50 percent in 10 ventures that we account for using the equity method. We have no real estate ventures that are accounted for using the cost method. Our three largest ventures at second quarter-end 2009 are CL Realty, Temco and Palisades West. We own a 50 percent interest in both CL Realty and Temco, and Cousins Real Estate Corporation owns the other 50 percent interest. We own a 25 percent interest in Palisades West, Cousins Properties Incorporated owns a 50 percent interest and Dimensional Fund Advisors LP owns the remaining 25 percent interest. Information regarding these ventures follows:
•	CL Realty, L.L.C. was formed in 2002 for the purpose of developing residential and mixed-use communities in Texas and across the southeastern United States. At second quarter-end 2009, the venture had 15 residential and mixed-use communities, of which 10 are in Texas, 3 are in Florida and 2 are in Georgia, representing about 7,500 residential lots and 560 commercial acres.

•	Temco Associates, LLC was formed in 1991 for the purpose of acquiring and developing residential real estate sites in Georgia. At second quarter-end 2009, the venture had 5 residential and mixed-use communities, representing about 1,560 residential lots, all of which are located in Paulding County, Georgia. The venture also owns approximately 5,600 acres of undeveloped land in Paulding County, Georgia.

•	Palisades West LLC was formed in 2006 for the purpose of constructing a commercial office park in Austin, Texas. The project includes two office buildings totaling approximately 375,000 square feet and an accompanying parking garage. Construction of the project was completed in fourth quarter 2008 and is approximately 68% leased at second quarter-end 2009. Our remaining commitment for investment in this venture as of second quarter-end 2009 is $2,579,000. Effective fourth quarter 2008, we entered into a 10-year operating lease for approximately 32,000 square feet that we occupy as our corporate headquarters.
     Combined summarized balance sheet information for our ventures accounted for using the equity method follows:

	June 30, 2009					December 31, 2008
	CL		Palisades	Other		CL		Palisades	Other
	Realty	Temco	West	Ventures	Total	Realty	Temco	West	Ventures	Total
	(In thousands)
Real estate	$117,822	$60,841	$124,197	$92,205	$395,065	$124,417	$60,791	$120,953	$94,094	$400,255
Total assets	119,143	61,886	124,707	99,726	405,462	126,726	61,832	123,290	102,930	414,778
Borrowings, principally non-recourse(a)	3,830	3,168	—	76,838	83,836	4,901	3,198	—	75,638	83,737
Total liabilities	6,260	4,166	51,378	86,935	148,739	8,683	3,570	50,548	89,580	152,381
Equity	112,883	57,720	73,329	12,791	256,723	118,043	58,262	72,742	13,350	262,397
Our investment in real estate ventures:
Our share of their equity(b)	56,441	28,860	18,332	16,425	120,058	59,022	29,131	18,779	18,295	125,227
Unrecognized deferred gain(c)	(7,059)	—	—	(910)	(7,969)	(7,059)	—	—	(614)	(7,673)

Investment in real estate ventures	$49,382	$28,860	$18,332	$15,515	$112,089	$51,963	$29,131	$18,779	$17,681	$117,554

     Combined summarized income statement information for our ventures accounted for using the equity method follows:

	Second Quarter		First Six Months
	2009	2008	2009	2008
		(In thousands)
Revenues:
CL Realty	$157	$1,590	$1,757	$4,675
Temco	341	1,613	1,198	2,290
Palisades West	4,328	55	6,057	109
Other ventures	1,908	3,406	4,071	6,602

Total	$6,734	$6,664	$13,083	$13,676

(Loss) Earnings:
CL Realty(d)	$(5,478)	$3,094	$(4,974)	$5,407
Temco	(523)	488	(943)	209
Palisades West	1,889	52	2,037	90
Other ventures	(1,519)	73	(324)	(226)

Total	$(5,631)	$3,707	$(4,204)	$5,480

	Second Quarter		First Six Months
	2009	2008	2009	2008
		(In thousands)
Our equity in their (loss) earnings:
CL Realty(c)	$(2,739)	$1,547	$(2,487)	$2,690
Temco	(261)	244	(471)	103
Palisades West	472	13	509	22
Other ventures(b)	(1,520)	207	(2,171)	730
Recognition of deferred gain(c)	—	7	—	7

Total	$(4,048)	$2,018	$(4,620)	$3,552

(a)	Total includes current maturities of $47,585,000 at second quarter-end 2009 and $21,150,000 at year-end 2008.

(b)	Our share of the equity in other ventures reflects our ownership interests ranging from 25 to 50 percent, excluding venture losses that exceed our investment where we are not obligated to fund those losses.

(c)	In 2003, we contributed real estate with a $13,800,000 carrying value to CL Realty in exchange for $13,800,000 cash and a 50 percent interest in the partnership. We deferred the $14,587,000 gain on the sale and are recognizing it as the partnership sells the real estate to third parties. The deferred gain is reflected as an offset to our investment in unconsolidated ventures.

(d)	In second quarter 2009 and first six months 2009, CL Realty’s loss includes an impairment charge of $5,238,000 related to an equity investment in an unconsolidated venture.
     In first six months 2009, we invested $1,494,000 in these ventures and received $2,522,000 in distributions; in first six months 2008, we invested $11,339,000 in these ventures and received $5,258,000 in distributions. Distributions include both return of investments and distributions of earnings.
Note 8 — Debt
     Debt consists of:

	June 30,	December 31,
	2009	2008
	(In thousands)
Term loan facility — average interest rate of 4.32% at second quarter-end 2009 and 4.77% at year-end 2008	$136,000	$175,000
Revolving loan facility — average interest rate of 5.12% at year-end 2008	—	59,900
Secured promissory note — interest rate of 2.81% at second quarter-end 2009 and 3.01% at year-end 2008	19,716	16,000
Other indebtedness due through 2011 at variable interest rates based on prime (3.25% at second quarter-end 2009 and year-end 2008) and fixed interest rates ranging from 8.00% to 9.50%	82,050	86,502

	$237,766	$337,402

     Our senior credit facility and other debt agreements contain terms, conditions and financial covenants customary for such agreements including minimum levels of interest coverage and limitations on leverage. At second quarter-end 2009, we were in compliance with the terms, conditions and financial covenants of these agreements.
     In second quarter 2009, we reduced our term loan by $39,000,000 and repaid our revolving line of credit in the amount of $72,000,000 from proceeds received as a result of selling about 75,000 acres of timber and timberland in Georgia and Alabama, in accordance with our near-term strategic initiatives.
     At second quarter-end 2009, our senior credit facility provides for a $136,000,000 term loan and a $290,000,000 revolving line of credit. The term loan and revolving line of credit may be prepaid at any time without penalty. The senior credit facility matures December 1, 2010. The revolving line of credit includes a $100,000,000 sublimit for letters of credit, of which $13,071,000 was outstanding at second quarter-end 2009. Total borrowings under our senior credit facility (including the face amount of letters of credit) may not exceed a borrowing base formula, and include a $35,000,000 minimum liquidity requirement at each quarter-end. At second quarter-end 2009, we had $215,286,000 in net unused borrowing capacity under our senior credit facility.

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
     We incurred origination and other fees related to our credit facility of $10,573,000, of which $5,162,000 is unamortized at second quarter-end 2009 and is included in other assets. Amortization of deferred financing fees in connection with our senior credit facility was $1,766,000 in first six months 2009 and $1,739,000 in first six months 2008.
     At second quarter-end 2009, commercial operating properties having a book value of $23,166,000 were subject to liens in connection with $19,716,000 of debt.
     At second quarter-end 2009, entitled, developed and under development projects having a book value of $161,343,000 were subject to liens in connection with $82,050,000 of principally non-recourse debt.
     On July 16, 2009, we amended our senior credit facility, portions of which were amended effective June 30, 2009. Please read Note 18 — Subsequent Events for a summary of the principal amendments.
Note 9 — Derivative Instruments
     We are exposed to certain risks arising from both our business operations and economic conditions. We principally manage exposures to a wide variety of business and operational risks through management of our core business activities. We manage economic risks including interest rate and liquidity by managing the amount, sources and duration of our debt funding and through the use of derivative instruments. Specifically, we may enter into derivative instruments to mitigate the risk inherent in interest rate fluctuations.
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
     At second quarter-end 2009, our $100,000,000 notional amount interest rate swap agreement, which matures in 2010, requires that we pay a fixed interest rate of 6.57 percent and receive a floating interest rate of one month LIBOR plus 4 percent (4.32 percent at second quarter-end 2009).
     We defer and include in other comprehensive income the effective portion of changes in the fair value of our cash flow hedge. We recognize the ineffective portion of the hedge as income or loss. The effectiveness of the hedge relationship is periodically assessed by comparing the present value of the cumulative change in the expected future cash flows on the variable leg of the swap with the present value of the cumulative change in the expected future hedged cash flows. In first six months 2009 and 2008, there was no hedge ineffectiveness.
     The table below presents the fair value of our derivative instrument as well as its classification on the consolidated balance sheets:

Liability Derivatives
	June 30, 2009		December 31, 2008
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value

Derivatives designated as hedging instruments under SFAS No. 133:
Interest rate swap	Other liabilities	$1,371	Other liabilities	$1,939

     The change in fair value of our interest rate swap recognized in other comprehensive income was a gain of $369,000 in first six months 2009 and a gain of $664,000 in first six months 2008. No amounts were reclassified from other comprehensive income into income in first six months 2009 or first six months 2008.
     Please read Note 10 — Fair Value for a description of how the above derivative instrument is valued in accordance with SFAS No. 157.
Note 10 — Fair Value
     SFAS No. 157, Fair Value Measurements, provides a framework for measuring fair value and expands disclosures required about fair value measurements. This pronouncement establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:
•	Level 1 Inputs — Unadjusted quoted prices for identical assets or liabilities in active markets;

•	Level 2 Inputs — Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in inactive markets, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•	Level 3 Inputs — Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. Such inputs typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

	Fair Value Measurements
	Level 1	Level 2	Level 3	June 30,
	Inputs	Inputs	Inputs	2009
	(In thousands)
Financial Assets and Liabilities:
Interest rate swap agreement	$(1,371)	$—	$—	$(1,371)

Non-Financial Assets and Liabilities:
Real estate(a)	$—	$—	$15,164	$15,164
Assets held for sale	$—	$586	$—	$586

(a)	Amounts represent the aggregate fair values of real estate assets where we recognized impairment charges during the period, as of the date that the fair value measurements were made. The carrying value for these assets may have subsequently increased or decreased from the fair value reflected due to activity that has occurred since the measurement date.
     Financial liabilities measured at fair value on a recurring basis include our interest rate swap agreement. The fair value of the interest rate swap agreement was determined using quoted prices in active markets for identical assets. In first six months 2009, the fair value of our interest rate swap increased, and as a result, we recognized an after-tax gain of $369,000 in accumulated other comprehensive income.
     Non-financial assets measured at fair value on a non-recurring basis include real estate assets and other assets measured for impairment. In first six months 2009, certain assets were remeasured and reported at fair value due to events or circumstances that indicated the carrying value may not be recoverable. We determined estimated fair value of real estate assets based on the present value of future probability weighted cash flows expected from the sale of the long-lived assets. As a result, we recognized asset impairment of $600,000 in first six months 2009. We determined estimated fair value of assets held for sale based on a non-binding agreement to purchase. As a result, we recognized asset impairment of $241,000 in first six months 2009.

     The carrying amounts and fair values of our financial instruments follow:

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Cash and cash equivalents	$17,053	$17,053	$8,127	$8,127
Receivables, net	3,926	3,926	4,262	4,262
Accounts payable	(4,847)	(4,847)	(7,438)	(7,438)
Interest rate swap agreement	(1,371)	(1,371)	(1,939)	(1,939)
Debt	(237,766)	(237,939)	(337,402)	(337,684)
     At second quarter-end 2009 and year-end 2008, carrying amounts of cash and cash equivalents, receivables and accounts payable approximate their fair values due to the short-term nature of these assets and liabilities. The interest rate swap agreement is carried at its fair value. The carrying amount of debt approximates fair value since it is primarily made up of variable-rate borrowings. We estimated the fair value of our fixed-rate borrowings using quoted market prices for similar securities (Level 2).
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
     Please read Note 16 — Share-Based Compensation for information about additional shares of common stock that could be issued under terms of our share-based compensation plans.
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
     At second quarter-end 2009, Temple-Inland and Guaranty directors and employees held 26,000 equity-settled restricted stock awards on our stock. The following table summarizes outstanding stock option awards on our stock held by Temple-Inland and Guaranty directors and employees at second quarter-end 2009:

			Weighted	Aggregate
			Average	Intrinsic Value
		Weighted	Remaining	(Current
		Average	Contractual	Value Less
	Shares	Exercise Price	Term	Exercise Price)
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding	1,704	$19.25	5	$647
Exercisable	1,530	$18.10	4	$647
Note 12 — Other Comprehensive Income
     Other comprehensive income consists of:

	Second Quarter		First Six Months
	2009	2008	2009	2008
	(In thousands)
Consolidated net income	$51,112	$10,126	$48,063	$10,388
Change in fair value of interest rate swap agreement	320	1,529	568	1,022
Income tax effect of change in fair value	(112)	(535)	(199)	(358)

Other comprehensive income	51,320	11,120	48,432	11,052
Less: Comprehensive income attributable to noncontrolling interests	(195)	(530)	(1,038)	(1,030)

Other comprehensive income attributable to Forestar Group Inc.	$51,125	$10,590	$47,394	$10,022

Note 13 — Net Income per Share
     Our basic and diluted weighted average common shares outstanding used to compute net income per share are as follows:

	Second Quarter		First Six Months
	2009	2008	2009	2008
	(In thousands)
Weighted average common shares outstanding — basic	35,808	35,422	35,745	35,390
Dilutive effect of stock options	60	511	26	474
Dilutive effect of restricted stock and restricted stock units	169	184	132	199

Weighted average common shares outstanding — diluted	36,037	36,117	35,903	36,063

     At second quarter-end 2009, the effect of 2,329,000 stock options and unvested shares of restricted stock were not included in the computation of diluted weighted average shares outstanding because their impact would have been anti-dilutive.
     At second quarter-end 2008, the effect of 1,434,000 stock options and unvested shares of restricted stock were not included in the computation of diluted weighted average shares outstanding because their impact would have been anti-dilutive.
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
     Environmental
     Environmental remediation liabilities arise from time to time in the ordinary course of doing business, and we believe we have established adequate reserves for any probable losses. We own 288 acres near Antioch, California, portions of which were sites of a Temple-Inland paper manufacturing operation that are in remediation. In 2008, we increased our reserves for environmental remediation by about $2,900,000. We estimate the cost to complete remediation activities will be about $2,500,000, which is included in other accrued expenses. Our estimate requires us to make assumptions regarding the scope of required remediation, effectiveness of planned remediation activities and approvals by regulatory authorities. Our estimate is subject to revision as new information becomes available.
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
     Assets allocated by segment are as follows:

	June 30,	December 31,
	2009	2008
	(In thousands)
Real estate	$677,753	$732,401
Mineral resources	1,189	376
Fiber resources	22,117	51,321
Assets not allocated to segments	108,470	50,478

Total assets	$809,529	$834,576

     We evaluate performance based on segment earnings before unallocated items and income taxes. Segment earnings consist of operating income, equity in earnings of unconsolidated ventures and net income attributable to noncontrolling interests. Unallocated items consist of general and administrative expense, share-based compensation, gain on sale of assets, interest expense and other non-operating income and expense. All our revenues are derived from U.S. operations and all our assets are located in the U.S. For first six months 2009, revenues from one customer of our real estate segment exceeded 10% of our total revenues.
     Segment revenues and earnings are as follows:

	Second Quarter		First Six Months
	2009	2008	2009	2008
	(In thousands)
Revenues:
Real estate	$28,447	$24,118	$47,234	$52,561
Mineral resources	7,018	24,386	12,939	30,654
Fiber resources	5,001	3,093	9,370	5,605

Total revenues	$40,466	$51,597	$69,543	$88,820

Segment earnings:
Real estate	$5,007	$874	$5,549	$4,417
Mineral resources	6,401	23,247	11,183	29,752
Fiber resources	3,290	1,411	6,199	4,251

Total segment earnings	14,698	25,532	22,931	38,420
Items not allocated to segments(a)	67,339	(11,125)	52,899	(24,396)

Income before taxes	$82,037	$14,407	$75,830	$14,024

(a)	Items not allocated to segments consists of:

	Second Quarter		First Six Months
	2009	2008	2009	2008
	(In thousands)
General and administrative expense	$(4,257)	$(5,348)	$(11,876)	$(10,354)
Share-based compensation expense	(2,615)	(847)	(4,321)	(3,528)
Gain on sale of assets	79,214	—	79,214	—
Interest expense	(5,047)	(5,002)	(10,213)	(10,668)
Other non-operating income	44	72	95	154

	$67,339	$(11,125)	$52,899	$(24,396)

     In second quarter 2009, gain on sale of assets of $79,214,000 represents our gain from selling about 75,000 acres of timber and timberland in Georgia and Alabama for $119,702,000 to Hancock Timber Resource Group, which acquired the assets on behalf of its investor clients.
     Share-based compensation increased principally due to our higher stock price in second quarter 2009 associated with our cash settled equity awards.
     In first six months 2009, general and administrative expense includes $3,180,000 paid to outside advisors regarding an evaluation by our Board of Directors of an unsolicited shareholder proposal.
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
     Cash-settled awards granted to our directors in the form of restricted stock units are fully vested at the time of grant and payable upon retirement.
     The following table summarizes the activity of awards granted under our plan for first six months 2009:

		Weighted
	Equivalent	Average Grant
	Units	Date Fair Value
	(In thousands)	(Per unit)
Non-vested at December 31, 2008	5	$28.85
Granted	1,119	5.66
Vested	(118)	8.65
Forfeited	(1)	28.85

Non-vested at June 30, 2009	1,005	$5.41

     In first six months 2009, we paid $22,000 to settle vested cash awards. The aggregate current value of non-vested awards at second quarter-end 2009 is $5,097,000.
Equity-settled awards
     There were no equity-settled awards in the form of restricted stock units granted in first six months 2009, and there were no unvested equity-settled restricted stock unit awards at second quarter-end 2009.
Restricted stock
     Restricted stock awards vest after three years if we achieve a minimum one percent annualized return on assets over such three-year period. The following table summarizes the activity of awards granted under our plan for first six months 2009:

		Weighted
	Equivalent	Average Grant
	Units	Date Fair Value
	(In thousands)	(Per share)
Non-vested at December 31, 2008	207	$21.89
Granted	110	9.29
Vested	—	—
Forfeited	(1)	28.85

Non-vested at June 30, 2009	316	$17.45

     The aggregate current value of non-vested awards at second quarter-end 2009 is $3,752,000, or $11.88 per share.
Stock options
     Stock options have a ten-year term, generally become exercisable ratably over three to four years and provide for accelerated or continued vesting upon retirement, death, disability or if there is a change in control. Options were granted with an exercise price equal to the market value of our stock on the date of grant. The following table summarizes the activity of awards granted under our plan for first six months 2009:

			Weighted
			Average
		Weighted	Remaining
	Options	Average	Contractual
	Outstanding	Exercise Price	Term
	(In thousands)	(Per share)	(In years)
Balance at December 31, 2008	622	$28.85	9
Granted	161	9.29
Exercised	—	—
Forfeited	(3)	28.85

Balance at June 30, 2009	780	$24.80	9

Exercisable at June 30, 2009	183	$28.85	9
     The aggregate intrinsic value of stock options outstanding was $419,000 at second quarter-end 2009. There was no aggregate intrinsic value of stock options exercisable at second quarter-end 2009.
     Stock options are valued based upon the Black-Scholes option pricing model. Awards granted in first six months 2009 were valued based upon the following assumptions:

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
Pre-Spin Awards
     Prior to the spin-off, we participated in Temple-Inland’s share-based compensation plans, and as a result, certain of our employees received share-based compensation in the form of restricted or performance stock units, restricted stock or options to purchase shares of Temple-Inland’s common stock. Concurrent with Temple-Inland’s distribution of our common stock, all outstanding Temple-Inland awards were adjusted into three separate awards: one related to Forestar common stock, one related to Guaranty common stock and one related to Temple-Inland common stock.
Cash-settled awards
     Cash-settled awards generally vest and are paid after three years from the date of grant or the attainment of defined performance goals, generally measured over a three-year period. A summary of cash-settled awards outstanding to our employees at second quarter-end 2009, following the adjustments described previously, follows:

		Aggregate
	Equivalent	Current
	Units	Value
	(In thousands)
Awards on Forestar stock	24	$283
Awards on Guaranty stock	24	5
Awards on Temple-Inland stock	72	939

		$1,227

     In first six months 2009, we paid $394,000 to settle vested cash awards.

Stock options
     Stock options have a ten-year term, generally become exercisable ratably over four years and provide for accelerated or continued vesting upon retirement, death, disability or if there is a change in control. Options were granted with an exercise price equal to the market value of Temple-Inland common stock on the date of grant. A summary of stock option awards outstanding to our employees at second quarter-end 2009, following the adjustments described previously, follows:

			Weighted	Aggregate
			Average	Intrinsic Value
		Weighted	Remaining	(Current
		Average	Contractual	Value Less
	Shares	Exercise Price	Term	Exercise Price)
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding on Forestar stock	86	$21.12	5	$33
Outstanding on Guaranty stock	86	13.55	5	—
Outstanding on Temple-Inland stock	255	16.89	5	345

				$378

Exercisable on Forestar stock	70	$19.34	5	$33
Exercisable on Guaranty stock	70	12.41	5	—
Exercisable on Temple-Inland stock	209	15.47	5	345

				$378

     No options were exercised in first six months 2009.
Share-Based Compensation Expense
     Share-based compensation expense for post-spin and pre-spin awards consists of:

	Second Quarter		First Six Months
	2009	2008	2009	2008
	(In thousands)
Cash-settled awards	$1,693	$55	$2,473	$195
Equity-settled awards	—	—	—	750
Restricted stock	455	328	799	517
Stock options	467	464	1,049	2,066

Pre-tax share-based compensation expense	2,615	847	4,321	3,528
Income tax benefit	(968)	(322)	(1,599)	(1,341)

	$1,647	$525	$2,722	$2,187

     Share-based compensation increased in second quarter and first six months 2009 principally due to a greater number of cash-settled awards issued in 2009.
     The fair value of awards granted to retirement-eligible employees and expensed at the date of grant was $135,000 in first six months 2009 and $1,321,000 in first six months 2008.
     Pre-tax share-based compensation expense is included in:

	Second Quarter		First Six Months
	2009	2008	2009	2008
	(In thousands)
General and administrative expense	$1,686	$598	$2,882	$2,429
Other operating expense	929	249	1,439	1,099

	$2,615	$847	$4,321	$3,528

     We did not capitalize any share-based compensation in first six months 2009 or 2008.

     Unrecognized share-based compensation for post-spin awards not vested was $6,969,000 at second quarter-end 2009. The weighted average period over which this amount will be recognized is estimated to be 2.2 years. Unrecognized share-based compensation for pre-spin awards not vested was $348,000 at second quarter-end 2009. The weighted average period over which this amount will be recognized is estimated to be 1.0 years.
     In connection with restricted stock vested and stock options exercised, we withheld shares having a value of $31,000 for payment of payroll taxes in first six months 2009. These shares are accounted for as treasury stock. Payroll taxes on restricted stock and stock options are reflected in financing activities in our consolidated statement of cash flows.
Note 17 — Income Taxes
     Our effective tax rate was 38% in second quarter 2009 and 37% in first six months 2009 both of which include less than a 1% benefit attributable to noncontrolling interests. Our effective tax rate was 32% in second quarter 2008 and 31% in first six months 2008 both of which include about a 2% benefit attributable to noncontrolling interests as well as benefits from percentage depletion and a federal income tax rate change for qualified timber gains due to the Food, Conservation and Energy Act of 2008. As a result of our adoption of SFAS No. 160, income before income taxes includes income from pass-through entities allocable to noncontrolling interests for which there is no income tax provided.
     We anticipate that our effective tax rate in 2009 will be about 37% of which less than 1% will be attributable to noncontrolling interests.
     We have not provided a valuation allowance for our deferred tax asset because we believe it is likely it will be recoverable in future periods.
     In second quarter 2009, we recorded a liability of $5,291,000 related to tax benefits not recognized for book purposes, which is included in other liabilities.
Note 18 — Subsequent Events
     We have evaluated subsequent events through August 6, 2009, the date of issuance of these financial statements.
     On July 16, 2009, we amended the terms of our senior credit facility, portions of which were amended effective June 30, 2009. The principal amendments were to maintain the interest coverage ratio at 1.50x through December 31, 2009 and, thereafter, adjust to 1.75x; to provide us with the option to extend the maturity date for up to $350,000,000 through June 30, 2012; to reduce the aggregate commitments by $850 per acre of HBU timberland sold pursuant to our near-term strategic initiatives, with such reduction being split 60% to reduce the term loan commitment and 40% to reduce the revolver commitment; to provide that if the interest coverage ratio is less than 2.0x, we will not be permitted to make any company or asset acquisitions without prior approval of the administrative agent; to include all our timberland and high value timberland as collateral and to add a new financial covenant requiring a minimum defined collateral-to-total commitment ratio of 1.75x; to revise the calculation of the consolidated tangible net worth covenant to increase the percentage of our cumulative positive net income included in the calculation from 50% to 75%; to add an additional requirement in the event we desire to pay a dividend on or repurchase our outstanding shares that we have a minimum pro-forma liquidity of $125,000,000 immediately after such payment; to revise the minimum liquidity financial covenant to require a minimum available liquidity at least equal to the lesser of the existing $35,000,000 requirement or 7.5% of the aggregate commitment under the senior credit facility; to establish a minimum interest rate floor of 2% per annum on non-hedged loans; and to increase the interest margin added to the LIBOR and base rate loans by 0.5% per annum. We incurred fees of $2,955,000 related to these amendments. Assuming the sale of about 175,000 acres of HBU timberland in accordance with our near-term strategic initiatives, the total aggregate commitment under our senior credit facility will be $316,250,000, consisting of $85,750,000 under the term loan and $230,500,000 under the revolving line of credit.
     On August 4, 2009, we completed our previously announced sale of about 20,000 acres of timber and timberland in Georgia to St. Regis Paper Company, LLC, assignee of Holland M. Ware, for approximately $39,500,000 in a cash transaction. We intend to use the proceeds from this sale to reduce outstanding debt in accordance with our near-term strategic initiatives.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2008 Annual Report on Form 10-K. Unless otherwise indicated, information is presented as of June 30, 2009, and references to acreage owned include all acres owned by ventures regardless of our ownership interest in a venture.

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
     In first quarter 2009, we announced our near-term strategic initiatives to enhance shareholder value by generating significant cash flow, principally from the sale of about 175,000 acres of higher and better use (HBU) timberland. As a result, we classified to assets held for sale about 171,000 acres of undeveloped land principally located in Alabama and Georgia with a carrying value of $51,390,000 and related timber with a carrying value of $24,749,000.
     In accordance with our strategic initiatives, in second quarter 2009, we sold about 75,000 acres of timber and timberland in Georgia and Alabama for $119,702,000 to Hancock Timber Resource Group, which acquired the assets on behalf of its investor clients. The transaction generated net proceeds of $116,116,000, which were principally used to reduce our outstanding debt, and resulted in a gain on sale of $79,214,000. In addition, in second quarter 2009, we entered into a definitive agreement with Holland M. Ware to sell about 20,000 acres of HBU timberland in Georgia for approximately $39,500,000 in a cash transaction. The sale closed August 4, 2009. We intend to use the after-tax cash proceeds from this sale to reduce our outstanding debt.
     At second quarter-end 2009, we have classified to assets held for sale about 95,000 acres of undeveloped land located in Alabama, Georgia and Texas with a carrying value of $26,486,000, related timber with a carrying value of $13,939,000 and other assets with a carrying value of $586,000. These assets are being actively marketed.
Results of Operations
     Net income was $50,917,000, or $1.42 per basic share and $1.41 per diluted share, in second quarter 2009, compared with $9,596,000, or $0.27 per basic and diluted share, in second quarter 2008. Net income for first six months 2009 was $47,025,000, or $1.32 per basic share and $1.31 per diluted share, compared with $9,358,000, or $0.26 per basic and diluted share, in first six months 2008.
     A summary of our consolidated results follows:

	Second Quarter		First Six Months
	2009	2008	2009	2008
	(In thousands)
Revenues:
Real estate	$28,447	$24,118	$47,234	$52,561
Mineral resources	7,018	24,386	12,939	30,654
Fiber resources	5,001	3,093	9,370	5,605

Total revenues	$40,466	$51,597	$69,543	$88,820

Segment earnings:
Real estate	$5,007	$874	$5,549	$4,417
Mineral resources	6,401	23,247	11,183	29,752
Fiber resources	3,290	1,411	6,199	4,251

Total segment earnings	14,698	25,532	22,931	38,420
Items not allocated to segments:
General and administrative expense	(4,257)	(5,348)	(11,876)	(10,354)
Share-based compensation expense	(2,615)	(847)	(4,321)	(3,528)
Gain on sale of assets	79,214	—	79,214	—
Interest expense	(5,047)	(5,002)	(10,213)	(10,668)
Other non-operating income	44	72	95	154

Income before taxes	82,037	14,407	75,830	14,024
Income tax expense	(31,120)	(4,811)	(28,805)	(4,666)

Net income attributable to Forestar Group Inc.	$50,917	$9,596	$47,025	$9,358

     Significant aspects of our results of operations follow:
Second Quarter and First Six Months 2009 and 2008
•	Real Estate segment earnings increased principally from selling more undeveloped land. As market conditions for residential and commercial real estate continued to deteriorate, we allocated additional resources and focused our marketing efforts on our retail land sales program.

•	Mineral Resources segment earnings declined principally due to lower lease bonus revenues and decreased royalty revenues as a result of lower oil and natural gas prices. In first six months 2008, segment earnings included $20,567,000 in lease bonus revenues from leasing about 52,700 net mineral acres.

•	Fiber Resources segment earnings increased principally from increased volume and prices related to a higher mix of larger pine sawtimber sold from our Texas forest. In first six months 2008, segment earnings included a gain from partial termination of a timber lease.

•	Gain on sale of assets represents our gain from selling about 75,000 acres of timber and timberland in Georgia and Alabama for $119,702,000 to Hancock Timber Resource Group, which acquired the assets on behalf of its investor clients. The transaction generated net proceeds of $116,116,000, which were principally used to reduce our outstanding debt, and resulted in a gain on sale of $79,214,000.

•	In first six months 2009, general and administrative expense includes $3,180,000 paid to outside advisors regarding an evaluation by our Board of Directors of an unsolicited shareholder proposal. Excluding the costs associated with the unsolicited shareholder proposal, our general and administrative expenses have declined as result of execution of our near-term strategic initiatives to lower costs.

•	Share-based compensation increased in second quarter and first six months 2009 principally due to a greater number of cash-settled awards issued in 2009.
Current Market Conditions
     Current market conditions in the residential development industry are extremely difficult due to the oversupply of housing, diminished sales volume and sales prices for existing and new homes and a significant tightening of mortgage credit. Consumer confidence is near or at an all time low. Many home builders are experiencing liquidity shortfalls and are unwilling or unable to close lot purchases. All geographic markets and products have not been affected to the same extent or with equal severity but most have experienced declines. It is likely these conditions will continue throughout 2009.
     Oil prices have increased principally due to reduced supply and lower levels of production. Natural gas prices have continued to decline as higher production and lower demand have negatively impacted prices. Exploration and production companies have reduced capital expenditures for lease acquisition and production due to lower demand and higher inventories. These conditions may impact the demand for new mineral leases, new exploration activity and the amount of royalty revenues we receive.
     Pulpwood demand is relatively stable in our markets. However, sawtimber prices have declined due to the decrease in demand for solid wood products consistent with the decline in the housing industry.
Business Segments
     We manage our operations through three business segments:
•	Real estate,

•	Mineral resources, and

•	Fiber resources.
     We evaluate performance based on earnings before unallocated items and income taxes. Segment earnings consist of operating income, equity in earnings of unconsolidated ventures and net income attributable to noncontrolling interests. Unallocated items consist of general and administrative expense, share-based compensation, gain on sale of assets, interest expense and other non-operating income and expense. The accounting policies of the segments are the same as those described in the accounting policy note to the consolidated financial statements.
     We operate in cyclical industries. Our operations are affected to varying degrees by supply and demand factors and economic conditions including changes in interest rates, availability of mortgage credit, consumer sentiment, new housing starts, real estate values, employment levels, changes in the market prices for oil, gas and timber and the overall strength or weakness of the U.S. economy.
Real Estate
     We own directly or through ventures over 280,000 acres of real estate located in nine states and 12 markets. Our real estate segment secures entitlements and develops infrastructure on our lands, primarily for single-family residential and mixed-use communities. We own about 215,000 acres in a broad area around Atlanta, Georgia, with the balance located primarily in Texas. We target investments principally in our strategic growth corridors, regions across the southern half of the United States that possess key demographic and growth characteristics that we believe make them attractive for long-term real estate investment. We own and manage our projects either directly or through ventures. Our real estate segment revenues are principally derived from the sales of residential single-family lots, undeveloped land sales and commercial real estate and to a lesser degree from the operation of commercial properties, primarily a hotel.
     A summary of our real estate results follows:

	Second Quarter		First Six Months
	2009	2008	2009	2008
	(In thousands)
Revenues	$28,447	$24,118	$47,234	$52,561
Cost of sales	(11,827)	(13,043)	(20,385)	(30,415)
Operating expenses	(7,354)	(11,438)	(15,519)	(19,216)

	9,266	(363)	11,330	2,930
Equity in (loss) earnings of unconsolidated ventures	(4,064)	1,767	(4,743)	2,517
Less: Net income attributable to noncontrolling interests	(195)	(530)	(1,038)	(1,030)

Segment earnings	$5,007	$874	$5,549	$4,417

     In second quarter 2009, operating expenses principally consist of $2,682,000 in property taxes, $1,281,000 in employee compensation and benefits, $577,000 in professional services, $510,000 in depreciation, $509,000 in community maintenance and $378,000 in marketing and advertising. In second quarter 2008, operating expenses principally consist of a $3,500,000 charge principally related to environmental remediation activities, $2,287,000 in property taxes, $2,174,000 in employee compensation and benefits, $523,000 in depreciation, $476,000 in marketing and advertising, $405,000 in professional services and $135,000 in community maintenance.
     In first six months 2009, operating expenses principally consist of $5,508,000 in property taxes, $3,083,000 in employee compensation and benefits, $1,076,000 in professional services, $1,038,000 in depreciation, $628,000 in community maintenance and $569,000 in marketing and advertising. In first six months 2008, operating expenses principally consist of a $3,500,000 charge principally related to environmental remediation activities, $5,020,000 in property taxes, $4,140,000 in employee compensation and benefits, $1,275,000 in professional services, $982,000 in depreciation, $893,000 in marketing and advertising and $219,000 in community maintenance.
     CL Realty, a venture in which we own a 50 percent interest, recognized an impairment charge of $5,238,000 related to an equity investment in an unconsolidated venture. Our share of the loss is $2,619,000 and is included in equity in (loss) earnings of unconsolidated ventures in second quarter 2009 and first six months 2009.
     Revenues in our owned and consolidated ventures consist of:

	Second Quarter		First Six Months
	2009	2008	2009	2008
	(In thousands)
Residential real estate	$6,229	$10,261	$11,841	$24,931
Commercial real estate	—	3,829	143	5,692
Undeveloped land	16,840	2,971	25,144	9,228
Commercial operating properties	4,698	6,218	9,290	11,373
Other	680	839	816	1,337

Total revenues	$28,447	$24,118	$47,234	$52,561

     Units sold in our owned and consolidated ventures consist of:

	Second Quarter		First Six Months
	2009	2008	2009	2008
Residential real estate:
Lots sold	105	175	183	499
Revenue per lot sold	$59,328	$58,631	$64,699	$48,867
Commercial real estate:
Acres sold	—	15	0.3	37
Revenue per acre sold	$—	$251,313	$424,696	$153,215
Undeveloped land:
Acres sold	7,460	504	9,652	1,853
Revenue per acre sold	$2,257	$5,893	$2,605	$4,978
     Residential real estate revenues principally consist of the sale of single-family lots to national, regional and local homebuilders. In second quarter 2009 and first six months 2009, residential real estate revenues continued to decline as a result of decreased demand for single-family lots due to the overall decline in the housing industry. In first six months 2008, residential lots sold include the sale of 192 high density lots for approximately $24,300 per lot. We expect difficult housing markets and credit conditions throughout 2009.
     In second quarter 2009, we sold 7,460 acres of undeveloped land from our owned and consolidated ventures at an average price of $2,257 per acre, generating $16,840,000 in revenues. In second quarter 2008, we sold 504 acres of undeveloped land from our owned and consolidated ventures at an average price of $5,893 per acre, generating $2,971,000 in revenues.
     In first six months 2009, we sold 9,652 acres of undeveloped land from our owned and consolidated ventures at an average price of $2,605 per acre, generating $25,144,000 in revenues. In first six months 2008, we sold 1,853 acres of undeveloped land from our owned and consolidated ventures at an average price of $4,978 per acre, generating $9,228,000 in revenues.
     Information about our real estate projects and our real estate ventures follows:

	Second Quarter-End
	2009	2008
Owned and consolidated ventures:
Entitled, developed and under development projects
Number of projects	54	56
Residential lots remaining	20,582	20,737
Commercial acres remaining	1,704	1,604
Undeveloped land and land in the entitlement process
Number of projects	22	24
Acres in entitlement process	32,520	32,680
Acres undeveloped(a)	224,616	312,880
Ventures accounted for using the equity method:
Ventures’ lot sales (for first six months)
Lots sold	89	153
Revenue per lot sold	$63,835	$52,549
Ventures’ entitled, developed and under development projects
Number of projects	21	21
Residential lots remaining	9,203	9,086
Commercial acres sold (for first six months)	4	32
Revenue per acre sold	$196,996	$281,600
Commercial acres remaining	645	654
Ventures’ undeveloped land and land in the entitlement process
Number of projects	2	2
Acres in entitlement process	1,080	920
Acres sold (for first six months)	—	—
Revenue per acre sold	$—	$—
Acres undeveloped	5,641	6,127

(a)	Includes 95,000 acres classified as assets held for sale.
Mineral Resources
     We own directly or through ventures about 622,000 net acres of oil and gas mineral interests. Our mineral resources segment is focused on maximizing the value from royalties and other lease revenues from our oil and gas mineral interests located in Texas, Louisiana, Alabama and Georgia. At second quarter-end 2009, we have about 124,000 net acres under lease and about 26,000 net acres held by production.
     A summary of our mineral resources results follows:

	Second Quarter		First Six Months
	2009	2008	2009	2008
		(In thousands)
Revenues	$7,018	$24,386	$12,939	$30,654
Cost of sales	(2)	—	(78)	—
Operating expenses	(631)	(1,390)	(1,801)	(1,937)

	6,385	22,996	11,060	28,717
Equity in earnings of unconsolidated ventures	16	251	123	1,035

Segment earnings	$6,401	$23,247	$11,183	$29,752

     In second quarter 2009 and first six months 2009, cost of sales represents our share of costs related to our non-operating working interests.
     In second quarter 2009, operating expenses principally consist of $254,000 in employee compensation and benefits, $180,000 in production severance taxes, $191,000 in contract labor and contract services and $66,000 in property taxes. These expenses were partially offset by a refund of production severance taxes of $255,000 related to well status changes approved by the Texas Railroad Commission. In second quarter 2008, operating expenses principally consist of $678,000 in production severance taxes which were previously reflected as a reduction of revenue and $467,000 in contract labor and contract services.

     In first six months 2009, operating expenses principally consist of $697,000 in employee compensation and benefits, $450,000 in production severance taxes, $311,000 in contract labor and contract services, $132,000 in property taxes, and $95,000 in data processing. These expenses were partially offset by a refund of production severance taxes of $255,000 related to well status changes approved by the Texas Railroad Commission. In first six months 2008, operating expenses principally consist of $737,000 in contract labor and contract services as we resourced our operations with a contract workforce while recruiting our minerals team, $678,000 in production severance taxes and $93,000 in property taxes.
     In first six months 2009, equity in earnings of unconsolidated ventures includes our share of royalty revenues related to production activity from a venture with mineral interest located within the Barnett Shale natural gas formation. In first six months 2008, equity in earnings of unconsolidated ventures includes our share of a lease bonus payment as result of leasing 241 net mineral acres for $1,568,000.
     Revenues consist of:

	Second Quarter		First Six Months
	2009	2008	2009	2008
		(In thousands)
Royalties	$2,401	$5,102	$5,879	$8,440
Other lease revenues	4,617	19,284	7,060	22,214

Total revenues	$7,018	$24,386	$12,939	$30,654

     Additional information about our royalties(a) follows:

	Second Quarter		First Six Months
	2009	2008	2009	2008
Oil production (barrels)	24,800	23,400	51,000	42,700
Average price per barrel	$48.12	$98.94	$47.67	$91.97
Natural gas production (millions of cubic feet)	309.8	276.5	704.5	532.5
Average price per thousand cubic feet	$3.89	$7.37	$5.17	$6.89

(a)	Includes ventures.
     In second quarter 2009, other lease revenues include $2,916,000 in lease bonus payments as a result of leasing about 8,200 net mineral acres and $1,595,000 related to delay rental payments. In second quarter 2008, other lease revenues include $18,546,000 in lease bonus payments as a result of leasing over 47,000 net mineral acres.
     In first six months 2009, other lease revenues include $5,037,000 in lease bonus payments as a result of leasing nearly 14,300 net mineral acres and $1,917,000 related to delay rental payments. In first six months 2008, other lease revenues include $20,567,000 in lease bonus payments as a result of leasing about 52,700 net mineral acres. This leasing activity was located principally in East Texas and was driven by our proximity to the Cotton Valley, James Lime, Haynesville and Bossier natural gas formations.
     A summary of our oil and gas mineral interests(a) at second quarter-end 2009 follows:

			Held By
State	Unleased(b)	Leased(c)	Production(d)	Total(e)
		(Net acres)
Texas	120,000	105,000	19,000	244,000
Louisiana	104,000	10,000	7,000	121,000
Alabama	48,000	9,000	—	57,000
Georgia	200,000	—	—	200,000

	472,000	124,000	26,000	622,000

(a)	Includes ventures.

(b)	Includes approximately 6,500 net acres subject to lease option.

(c)	Includes leases in primary lease term only.

(d)	Acres being held by production are producing oil or gas in paying quantities.

(e)	Texas and Louisiana net acres are calculated as the gross number of surface acres multiplied by our percentage ownership of the mineral interest. Alabama and Georgia net acres are calculated as the gross number of surface acres multiplied by our estimated percentage ownership of the mineral interest based on county sampling.
     We also have a 45 percent nonparticipating royalty interest in groundwater produced or withdrawn for commercial purposes or sold from approximately 1.38 million acres in Texas, Louisiana, Georgia and Alabama. We have not received any income from this interest.
Fiber Resources
     Our fiber resources segment focuses principally on the management of our timber holdings. We have about 256,000 acres of timber, primarily in Georgia, and about 18,000 acres of timber under lease. We sell wood fiber from our land and lease land for hunting and other recreational uses.
     A summary of our fiber resources results follows:

	Second Quarter		First Six Months
	2009	2008	2009	2008
		(In thousands)
Revenues	$5,001	$3,093	$9,370	$5,605
Cost of sales	(1,103)	(925)	(1,936)	(1,471)
Operating expenses	(608)	(757)	(1,420)	(1,259)

	3,290	1,411	6 014	2,875
Other operating income	—	—	185	1,376

Segment earnings	$3,290	$1,411	$6,199	$4,251

     In second quarter 2009, operating expenses principally consist of $272,000 in employee compensation and benefits, $131,000 in occupancy, $64,000 in contract services and $49,000 in timber severance taxes. In second quarter 2008, operating expenses principally consist of $316,000 in employee compensation and benefits, $107,000 in occupancy, $107,000 in timber severance taxes and $100,000 in contract services.
     In first six months 2009, operating expenses principally consist of $659,000 in employee compensation and benefits, $287,000 in occupancy, $211,000 in contract services and $115,000 in timber severance taxes. In first six months 2008, operating expenses principally consist of $633,000 in employee compensation and benefits, $202,000 in occupancy, $128,000 in contract services and $107,000 in timber severance taxes.
     In first six months 2008, other operating income principally reflects a gain from partial termination of a timber lease.
     Revenues consist of:

	Second Quarter		First Six Months
	2009	2008	2009	2008
		(In thousands)
Fiber	$4,406	$2,629	$8,161	$4,666
Recreational leases and other	595	464	1,209	939

Total revenues	$5,001	$3,093	$9,370	$5,605

     Fiber sold consists of:

	Second Quarter		First Six Months
	2009	2008	2009	2008
Pulpwood tons sold	244,100	218,100	450,600	392,000
Average pulpwood price per ton	$7.85	$8.13	$7.99	$8.00
Sawtimber tons sold	136,100	44,100	226,900	79,500
Average sawtimber price per ton	$18.28	$18.17	$20.10	$18.59
Total tons sold	380,200	262,200	677,500	471,500
Average price per ton	$11.59	$9.81	$12.05	$9.78
     In second quarter 2009 and first six months 2009, total price per ton increased because we harvested and sold a higher mix of larger pine sawtimber. The majority of our sales were to Temple-Inland at market prices.
Items Not Allocated to Segments
     Unallocated items represent income and expenses managed on a company-wide basis and include general and administrative expenses, share-based compensation, gain on sale of assets, interest expense and other non-operating income and expense.
     General and administrative expense principally consists of accounting and finance, tax, legal, human resources, internal audit, information technology and our Board of Directors. These functions support all of our business segments and are not allocated.
     In second quarter 2009, general and administrative expense principally consists of $1,222,000 in employee compensation and benefits, $449,000 in depreciation expense, $335,000 related to insurance costs, $286,000 in occupancy, $278,000 in director fees and $268,000 in professional services. In second quarter 2008, general and administrative expense principally consists of $1,932,000 in employee compensation and benefits, $572,000 in professional services, $407,000 related to insurance costs, $347,000 in depreciation expense, $273,000 in director fees and $128,000 in occupancy.
     In first six months 2009, general and administrative expense principally consists of $2,947,000 in employee compensation and benefits, $881,000 in depreciation expense, $651,000 related to insurance costs, $569,000 in occupancy, $542,000 in director fees and $3,630,000 in professional services of which $3,180,000 was paid to outside advisors regarding an evaluation by our Board of Directors of an unsolicited shareholder proposal. In first six months 2008, general and administrative expense principally consists of $3,848,000 in employee compensation and benefits, $1,253,000 in professional services, $790,000 in insurance related costs, $704,000 in depreciation expense, $538,000 in director fees and $263,000 in occupancy.
     In accordance with our near-term strategic initiatives, in second quarter 2009, we sold about 75,000 acres of timber and timberland in Georgia and Alabama for $119,702,000 to Hancock Timber Resource Group, which acquired the assets on behalf of its investor clients. The transaction generated net proceeds of $116,116,000, which were principally used to reduce our outstanding debt, and resulted in a gain on sale of $79,214,000, which was not allocated to segments.
Income Taxes
     Our effective tax rate was 38% in second quarter 2009 and 37% in first six months 2009 both of which include less than a 1% benefit attributable to noncontrolling interests. Our effective tax rate was 32% in second quarter 2008 and 31% in first six months 2008 both of which include about a 2% benefit attributable to noncontrolling interests as well as benefits from percentage depletion and a federal income tax rate change for qualified timber gains due to the Food, Conservation and Energy Act of 2008. As a result of our adoption of SFAS No. 160, income before income taxes includes income from pass-through entities allocable to noncontrolling interests for which there is no income tax provided.
     We anticipate that our effective tax rate in 2009 will be about 37% of which less than 1% will be attributable to noncontrolling interests.
     We have not provided a valuation allowance for our deferred tax asset because we believe it is likely it will be recoverable in future periods.
     In second quarter 2009, we recorded a liability of $5,291,000 related to tax benefits not recognized for book purposes, which is included in other liabilities.

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
Cash Flows from Operating Activities
     Cash flows from our real estate development activities, undeveloped land sales, timber sales and mineral and recreational leases are classified as operating cash flows.
     In first six months 2009, net cash provided by operating activities was $112,437,000 as proceeds from the sale of about 75,000 acres of timber and timberland in Georgia and Alabama to Hancock Timber Resource Group, on behalf of its investor clients, generated net cash proceeds of $116,116,000 offset by gain on sale of $79,214,000. Expenditures for real estate development slightly exceeded non-cash cost of sales due to our development of existing real estate projects, principally in the major markets of Texas. We invested $6,145,000 in our Cibolo Canyons mixed-use project near San Antonio, Texas in first six months 2009. In first six months 2008, net cash used in operating activities was $20,716,000 as expenditures for real estate development and acquisitions exceeded non-cash cost of sales principally due to our continued development of existing real estate projects, principally in the major markets of Texas. We invested $14,052,000 in Cibolo Canyons in first six months 2008.
Cash Flows from Investing Activities
     Capital contributions to and capital distributions from unconsolidated ventures are classified as investing activities. In addition, proceeds from the sale property, equipment, software costs and expenditures related to reforestation activities are also classified as investing activities.
     In first six months 2009, net cash used in investing activities was $3,737,000 and is principally related to investment in property, equipment, software and reforestation. Net cash returned from our unconsolidated ventures provided $769,000. In first six months 2008, net cash used in investing activities was $8,332,000 as capital contributions to our unconsolidated ventures exceeded our capital distributions.
Cash Flows from Financing Activities
     In first six months 2009, net cash used in financing activities was $99,774,000 as we reduced our outstanding debt by $99,636,000 principally from the net proceeds generated from the sale of about 75,000 acres of timber and timberland in Georgia and Alabama in accordance with our near-term strategic initiatives. In first six months 2008, net cash provided by financing activities was $29,290,000 as the increase in our debt funded our expenditures for real estate development, principally in the major markets of Texas.
Liquidity, Contractual Obligations and Off-Balance Sheet Arrangements
     There have been no significant changes in our liquidity, contractual obligations and off-balance sheet arrangements since year-end 2008 except:
     At second quarter-end 2009, following the amendments described below we had $220,248,000 in net unused borrowing capacity under our senior credit facility as compared with $187,933,000 at year-end 2008. The increase in net unused borrowing capacity is a result of reduction of debt following the sale of assets in accordance with our near-term strategic initiatives. The net proceeds from the sale were principally used to reduce our term loan by $39,000,000 and repay our revolving line of credit in the amount of $72,000,000.

     On July 16, 2009, we amended our senior credit facility, portions of which were amended effective June 30, 2009. The principal amendments were to maintain the interest coverage ratio at 1.50x through December 31, 2009 and, thereafter, adjust to 1.75x; to provide us with the option to extend the maturity date for up to $350,000,000 through June 30, 2012; to reduce the aggregate commitments by $850 per acre of HBU timberland sold pursuant to our near-term strategic initiatives, with such reduction being split 60% to reduce the term loan commitment and 40% to reduce the revolver commitment; to provide that if the interest coverage ratio is less than 2.0x, we will not be permitted to make any company or asset acquisitions without prior approval of the administrative agent; to include all our timberland and high value timberland as collateral and to add a new financial covenant requiring a minimum defined collateral-to-total commitment ratio of 1.75x; to revise the calculation of the consolidated tangible net worth covenant to increase the percentage of our cumulative positive net income included in the calculation from 50% to 75%; to add an additional requirement in the event we desire to pay a dividend on or repurchase our outstanding shares that we have a minimum pro-forma liquidity of $125,000,000 immediately after such payment; to revise the minimum liquidity financial covenant to require a minimum available liquidity at least equal to the lesser of the existing $35,000,000 requirement or 7.5% of the aggregate commitment under the senior credit facility; to establish a minimum interest rate floor of 2% per annum on non-hedged loans; and to increase the interest margin added to the LIBOR and base rate loans by 0.5% per annum. We incurred fees of $2,955,000 related to these amendments. Assuming the sale of about 175,000 acres of HBU timberland in accordance with our near-term strategic initiatives, the total aggregate commitment under our senior credit facility will be $316,250,000, consisting of $85,750,000 under the term loan and $230,500,000 under the revolving line of credit.
     Our senior credit facility and other debt agreements contain terms, conditions and financial covenants customary for such agreements including minimum levels of interest coverage and limitations on leverage. At second quarter-end 2009, we were in compliance with the terms, conditions and financial covenants of these agreements. Based on our current operating projections, we believe that we will remain in compliance with our senior credit facility covenants in the future. The following table details our compliance with the financial covenants of these agreements:

		June 30,	December 31,
Financial Covenant	Requirement	2009	2008
Interest Coverage Ratio(a)	≥ 1.50:1.0	5.70:1.0	2.68:1.0
Revenues/Capital Expenditures Ratio(b)	≥ 0.80:1.0	2.12:1.0	1.47:1.0
Total Leverage Ratio(c)	< 40%	21.4%	23.7%
Minimum Liquidity(d)	> $30million	$266 million	$223 million
Net Worth(e)	> $388 million	$503 million	$447 million
Collateral Value to Loan Commitment Ratio(f)	≥ 1.75:1.0	2.19:1.0	—

(a)	Calculated as EBITDA (earnings before interest, taxes, depreciation and amortization), plus non-cash compensation expense, plus other non-cash expenses, divided by interest expense. This covenant is applied at the end of each quarter on a rolling four quarter basis.

(b)	Calculated as total gross revenues, plus our pro rata share of the operating revenues from unconsolidated ventures, divided by capital expenditures. Capital expenditures are defined as consolidated development and acquisition expenditures plus our pro rata share of unconsolidated ventures’ development and acquisition expenditures. This covenant is applied at the end of each quarter on a rolling four quarter basis. This requirement increases to ≥ 1.0:1.0 after third quarter 2009.

(c)	Calculated as total funded debt divided by adjusted asset value. Total funded debt includes indebtedness for borrowed funds, secured liabilities and reimbursement obligations with respect to letters of credit or similar instruments. Adjusted asset value is defined as the sum of unrestricted cash and cash equivalents, timberlands, high value timberlands, raw entitled lands, entitled land under development, minerals business, other real estate owned at book value without regard to any indebtedness and our pro rata share of joint ventures’ book value without regard to any indebtedness. This covenant is applied at the end of each quarter.

(d)	Calculated as the amount available for drawing under the revolving commitment, plus unrestricted cash, plus cash equivalents which are not pledged or encumbered and the use of which is not restricted by the terms of any agreement. At second quarter-end 2009, the minimum liquidity is required to be at least equal to the lesser of $35 million or 7.5% of the aggregate commitment under the senior credit facility. At year-end 2008, the requirement was $35 million. This covenant is applied at the end of each quarter.

(e)	Calculated as the amount by which consolidated total assets exceeds consolidated total liabilities. At second quarter-end 2009, the requirement is $388 million, computed as: $350 million, plus eighty five percent of the aggregate net proceeds received by us from any equity offering, plus seventy five percent of all positive net income, on a cumulative basis. At year-end 2008, the requirement was $355 million, computed as: $350 million, plus eighty five percent of the aggregate net proceeds received by us from any equity offering, plus fifty percent of all positive net income, on a cumulative basis. This covenant is applied at the end of each quarter.

(f)	Calculated as the total collateral value of timberland, high value timberland and our minerals business, divided by total aggregate loan commitment. This covenant is applied at the end of each quarter.
Cibolo Canyons — San Antonio, Texas
Mixed-Use Development / Resort Hotel, Spa and Golf
     The Cibolo Canyons mixed-use development consists of 2,100 acres planned to include 1,747 residential lots and 145 commercial acres designated for multifamily and retail uses, of which 570 lots and 64 commercial acres have been sold at second quarter-end 2009. We have $65,838,000 invested in the development at second quarter-end 2009.
     In 2007, we entered into agreements to facilitate third-party construction and ownership of the JW Marriott® San Antonio Hill Country Resort & Spa, planned to include a 1,002 room destination resort and two PGA Tour® Tournament Players Club® golf courses. Under these agreements, we transferred to the third-party owners about 700 acres of undeveloped land, and we agreed to provide about $40,500,000. In exchange, the third-party owners assigned to us certain rights under an Economic Development Agreement, including the right to receive 9% of hotel occupancy revenues and 1.5% of sales generated within the resort through 2034. At second quarter-end 2009, we have provided $29,285,000 and expect to fund our remaining commitment of $11,215,000 by year-end 2009. If the resort hotel is not open and operating on July 1, 2011, the City of San Antonio could terminate the Special Purpose Improvement District (SPID) and there would be no source of revenue to fund payments under the Economic Development Agreement. The resort hotel is under construction and is currently scheduled to open well before July 1, 2011.
     Until the SPID achieves an adequate tax base to support issuance of bonds, the proceeds of which will be used by the SPID to reimburse us for qualified infrastructure costs, we will not include the estimated reimbursements as a reduction of our real estate cost of sales. At second quarter-end 2009, we have billed the SPID $49,529,000 for qualified infrastructure costs. These costs have been audited by the SPID and approved for payment and are included in our investment in the mixed-use development. The construction and opening of the resort hotel will satisfy a condition to our right to obtain reimbursement of infrastructure costs related to the mixed-use development under an Ad Valorem Tax and Non Resort Sales and Use Tax Public Improvement Financing Agreement between us and the SPID. If the resort hotel is not open and operating on July 1, 2011, the City of San Antonio could terminate the SPID, and we would have no payor for reimbursement of qualified infrastructure costs.
     In July 2009, we committed to loan up to $10,000,000 in the aggregate to two funds that are equity investors in the resort hotel project. Any borrowings under these commitments will bear interest at 9%, increasing to 12% after July 31, 2012, and will be repayable at the earliest of refinancing or sale of the resort hotel or July 31, 2013. Borrowings, if advanced, will be secured by pledges of funding commitments from the borrowers, including our right to make capital calls and to enforce rights under the fund operating agreements in the event of nonpayment.
Critical Accounting Policies and Estimates
     There have been no significant changes in our critical accounting policies or estimates in first six months 2009 from those disclosed in our 2008 Annual Report on Form 10-K.
Recent Accounting Standards
     Please read Note 3 to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.
Statistical and Other Data
     A summary of our real estate projects in the entitlement process(a) at June 30, 2009 follows:

			Project
Project	County	Market	Acres(b)
California
Hidden Creek Estates	Los Angeles	Los Angeles	700
Terrace at Hidden Hills	Los Angeles	Los Angeles	30
Georgia
Ball Ground	Cherokee	Atlanta	500
Burt Creek	Dawson	Atlanta	970
Creekview	Troup	Atlanta	470
Crossing	Coweta	Atlanta	230

			Project
Project	County	Market	Acres(b)
Dallas Highway	Haralson	Atlanta	1,060
Fincher Road	Cherokee	Atlanta	3,950
Fox Hall	Coweta	Atlanta	960
Garland Mountain	Cherokee/Bartow	Atlanta	350
Home Place	Coweta	Atlanta	1,510
Hutchinson Mill	Troup	Atlanta	880
Jackson Park	Jackson	Atlanta	700
Martin’s Bridge	Banks	Atlanta	970
Mill Creek	Coweta	Atlanta	770
Serenity	Carroll	Atlanta	440
Three Creeks	Troup	Atlanta	740
Waleska	Cherokee	Atlanta	150
Wolf Creek	Carroll/Douglas	Atlanta	12,230
Yellow Creek	Cherokee	Atlanta	1,060
Texas
Lake Houston	Harris/Liberty	Houston	3,700
San Jacinto	Montgomery	Houston	150
Entrada(c)	Travis	Austin	240
Woodlake Village(c)	Montgomery	Houston	840

Total			33,600

(a)	A project is deemed to be in the entitlement process when customary steps necessary for the preparation and submittal of an application, like conducting pre-application meetings or similar discussions with governmental officials, have commenced or an application has been filed. Projects listed may have significant steps remaining, and there is no assurance that entitlements ultimately will be received.

(b)	Project acres, which are the total for the project regardless of our ownership interest, are approximate. The actual number of acres entitled may vary.

(c)	We own a 50 percent interest in these projects.
     A summary of activity within our projects in the development process, which includes entitled(a), developed and under development real estate projects, at June 30, 2009 follows:

				Residential Lots(c)		Commercial Acres(d)
				Lots Sold		Acres Sold
			Interest	Since	Lots	Since	Acres
Project	County	Market	Owned(b)	Inception	Remaining	Inception	Remaining
Projects we own
California
San Joaquin River	Contra Costa/ Sacramento	Oakland	100%	—	—	—	288
Colorado
Buffalo Highlands	Weld	Denver	100%	—	164	—	—
Johnstown Farms	Weld	Denver	100%	115	493	2	8
Pinery West	Douglas	Denver	100%	—	—	—	115
Stonebraker	Weld	Denver	100%	—	603	—	13
Westlake Highlands	Jefferson	Denver	100%	—	21	—	—
Texas
Arrowhead Ranch	Hays	Austin	100%	—	232	—	6
Caruth Lakes	Rockwall	Dallas/Fort Worth	100%	263	386	—	—
Cibolo Canyons	Bexar	San Antonio	100%	570	1,177	64	81
Harbor Lakes	Hood	Dallas/Fort Worth	100%	199	250	—	14
Harbor Mist	Calhoun	Corpus Christi	100%	—	200	—	—
Hunter’s Crossing	Bastrop	Austin	100%	308	183	38	68
La Conterra	Williamson	Austin	100%	44	465	—	60
Maxwell Creek	Collin	Dallas/Fort Worth	100%	655	356	10	—
Oak Creek Estates	Comal	San Antonio	100%	14	634	13	—
The Colony	Bastrop	Austin	100%	409	2,238	22	49
The Gables at North Hill	Collin	Dallas/Fort Worth	100%	195	88	—	—
The Preserve at Pecan Creek	Denton	Dallas/Fort Worth	100%	218	600	—	9
The Ridge at Ribelin Ranch	Travis	Austin	100%	—	—	179	16

					Residential Lots(c)		Commercial Acres(d)
					Lots Sold		Acres Sold
			Interest		Since	Lots	Since	Acres
Project	County	Market	Owned(b)		Inception	Remaining	Inception	Remaining
Westside at Buttercup Creek	Williamson	Austin	100%		1,283	238	66	—
Other projects (7)	Various	Various	100%		1,544	25	197	23
Georgia
Towne West	Bartow	Atlanta	100%		—	2,674	—	121
Other projects (14)	Various	Atlanta	100%		—	3,054	—	705
Missouri and Utah
Other projects (2)	Various	Various	100%		403	361	—	—

					6,220	14,442	591	1,576

Projects in entities we consolidate
Texas
City Park	Harris	Houston	75%		1,099	212	50	105
Lantana	Denton	Dallas/Fort Worth	55	%(e)	442	1,839	—	—
Light Farms	Collin	Dallas/Fort Worth	65%		—	2,517	—	—
Stoney Creek	Dallas	Dallas/Fort Worth	90%		67	687	—	—
Timber Creek	Collin	Dallas/Fort Worth	88%		—	614	—	—
Other projects (5)	Various	Various	Various		936	271	24	23

					2,544	6,140	74	128

Total owned and consolidated					8,764	20,582	665	1,704

Projects in ventures that we account for using the equity method
Georgia
Seven Hills	Paulding	Atlanta	50%		634	446	26	—
The Georgian	Paulding	Atlanta	38%		288	1,097	—	—
Other projects (5)	Various	Atlanta	Various		1,845	249	3	—
Texas
Bar C Ranch	Tarrant	Dallas/Fort Worth	50%		176	1,023	—	—
Fannin Farms West	Tarrant	Dallas/Fort Worth	50%		271	109	—	15
Lantana	Denton	Dallas/Fort Worth	Various(e)		1,436	34	14	75
Long Meadow Farms	Fort Bend	Houston	19%		604	1,502	72	138
Southern Trails	Brazoria	Houston	40%		357	670	—	—
Stonewall Estates	Bexar	San Antonio	25%		192	189	—	—
Summer Creek Ranch	Tarrant	Dallas/Fort Worth	50%		796	1,772	—	363
Summer Lakes	Fort Bend	Houston	50%		325	798	56	—
Village Park	Collin	Dallas/Fort Worth	50%		339	221	3	2
Waterford Park	Fort Bend	Houston	50%		—	493	—	37
Other projects (2)	Various	Various	Various		296	228	—	15
Florida
Other projects (3)	Various	Tampa	Various		473	372	—	—

Total in ventures					8,032	9,203	174	645

Combined total					16,796	29,785	839	2,349

(a)	A project is deemed entitled when all major discretionary land-use approvals have been received. Some projects may require additional permits for development.

(b)	Interest owned reflects our net equity interest in the project, whether owned directly or indirectly. There are some projects that have multiple ownership structures within them. Accordingly, portions of these projects may appear as owned, consolidated and/or accounted for using the equity method.

(c)	Lots are for the total project, regardless of our ownership interest.

(d)	Commercial acres are for the total project, regardless of our ownership interest, and are net developable acres, which may be fewer than the gross acres available in the project.

(e)	The Lantana project consists of a series of 15 partnerships in which our voting interests range from 25 percent to 55 percent. We account for three of these partnerships using the equity method and we consolidate the remaining partnerships.

     A summary of our commercial operating properties, commercial projects and condominium projects at June 30, 2009 follows:

			Interest
Project	County	Market	Owned(a)	Type	Description
Radisson Hotel	Travis	Austin	100%	Hotel	413 guest rooms and suites
Palisades West	Travis	Austin	25%	Office	375,000 square feet
Presidio at Judge’s Hill	Travis	Austin	60%	Condominium	45 units
Las Brisas	Williamson	Austin	49%	Multi-Family	414 unit luxury apartment
Harbor Lakes Golf Club	Hood	Dallas/Fort Worth	100%	Golf Club	18 hole golf course and club
Gulf Coast Apartments	Various	Various	2%	Multi-Family	9 apartment communities

(a)	Interest owned reflects our net equity interest in the project, whether owned directly or indirectly.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
     Our interest rate risk is principally related to our variable-rate debt. Interest rate changes impact earnings due to the resulting increase or decrease in the cost of our variable-rate debt, which was $119,911,000 at second quarter-end 2009 and $229,030,000 at year-end 2008.
     The following table illustrates the estimated effect on our pre-tax income of immediate, parallel and sustained shifts in interest rates for the next 12 months at second quarter-end 2009, with comparative year-end 2008 information. This estimate assumes that debt reductions from contractual payments will be replaced with short-term, variable-rate debt; however, that may not be the financing alternative we would choose.

	June 30,	December 31,
Change in Interest Rates	2009	2008
	(In thousands)
+2%	$(2,398)	$(4,581)
+1%	(1,199)	(2,290)
-1%	1,199	2,290
-2%	2,422	4,581
     Changes in interest rates affect the value of our interest rate swap agreement ($100,000,000 notional amount at second quarter-end 2009). We believe any change in the value of this agreement would not be significant.
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

     (b) Changes in Internal Control over Financial Reporting
     There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In second quarter 2009, a total of 1,215 restricted shares of our common stock were withheld (all in May 2009) to pay taxes due in connection with vesting of restricted stock awards. The terms of the awards provide that the value of the restricted shares withheld will be based on the closing price per share of our common stock on the vesting date, as reported on the New York Stock Exchange. The price was $12.06.
     On February 11, 2009, we announced that our Board of Directors authorized the repurchase of up to 7,000,000 shares of our common stock, to be funded principally from the sale of approximately 175,000 acres of HBU timberland. We have not purchased any shares under this authorization, which has no expiration date, and no repurchases will be made under this repurchase authorization until after completion of the asset sales. We have no repurchase plans or programs that expired during second quarter 2009 and no repurchase plans or programs that we intend to terminate prior to expiration or under which we no longer intend to make further purchases.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     We held our 2009 annual meeting of stockholders on May 12, 2009, at which a quorum was present. The table below sets forth the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes for each matter voted upon at that meeting, as certified by the independent inspector of elections.

			Abstentions
		Against or	and Broker
Matter	For	Withheld	Non-Votes
1. Election of three directors
Louis R. Brill	29,584,644	3,065,503	—
William G. Currie	26,860,785	5,789,362	—
James A. Rubright	26,914,421	5,735,726	—
2. Ratification of appointment of Ernst & Young, LLP	32,442,585	165,082	42,480
3. Amendment of 2007 Stock Incentive Plan	16,165,292	13,027,965	3,456,890

Item 5. Other Information
     None.
Item 6. Exhibits

10.1*	Purchase and Sale Agreement, dated as of May 2, 2009, by and between Forestar (USA) Real Estate Group Inc. and Hancock Natural Resource Group, Inc.

10.2	First Amendment to the Forestar Real Estate Group Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2009).

10.3*	Purchase and Sale Agreement, dated as of June 26, 2009, by and between Forestar (USA) Real Estate Group Inc. and Holland M. Ware.

10.4*	First Amendment to the Revolving and Term Credit Agreement and Other Loan Documents, dated as of March 12, 2008, by and among the Company, Forestar (USA) Real Estate Group Inc. and its wholly-owned subsidiaries signatory thereto, Key Bank National Association, as administrative agent, and the lenders party thereto.

10.5	Second Amendment to Revolving and Term Credit Agreement, dated as of July 16, 2009, by and among the Company, Forestar (USA) Real Estate Group Inc. and its wholly-owned subsidiaries signatory thereto, Key Bank National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2009).

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORESTAR GROUP INC.
Date: August 6, 2009	By:	/s/ Christopher L. Nines
Christopher L. Nines
Chief Financial Officer

	By:	/s/ Charles D. Jehl
Charles D. Jehl
Chief Accounting Officer