Form 10-Q
period 2009-09-30
Forestar Group Inc.
filed 2009-11-05
CIK 1406587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding as of
Title of Each Class	November 2, 2009
Common Stock, par value $1.00 per share	35,916,406

FORESTAR GROUP INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
FORESTAR GROUP INC.
Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
	2009	2008
	(In thousands)
ASSETS
Cash and cash equivalents	$43,542	$8,127
Real estate	549,458	610,586
Assets held for sale	31,592	—
Investment in unconsolidated ventures	110,386	117,554
Timber	20,686	50,989
Receivables, net	3,967	4,262
Prepaid expense	2,117	2,425
Property and equipment, net	5,890	6,211
Deferred tax asset	37,999	17,184
Other assets	11,232	17,238

TOTAL ASSETS	$816,869	$834,576

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$3,881	$7,438
Accrued employee compensation and benefits	3,431	3,389
Accrued property taxes	8,838	6,808
Accrued interest	612	1,199
Income taxes payable	23,389	—
Other accrued expenses	6,249	11,448
Other liabilities	21,299	12,940
Debt	224,966	337,402

TOTAL LIABILITIES	292,665	380,624

COMMITMENTS AND CONTINGENCIES

EQUITY
Forestar Group Inc. shareholders’ equity:
Preferred stock, par value $0.01 per share, 25,000,000 authorized shares, none issued	—	—
Common stock, par value $1.00 per share, 200,000,000 authorized shares, 36,002,020 issued at September 30, 2009 and 35,839,390 issued at December 31, 2008	36,002	35,839
Additional paid-in capital	381,004	377,810
Retained earnings	103,270	36,769
Accumulated other comprehensive loss	(631)	(1,260)
Treasury stock, at cost, 95,898 shares at September 30, 2009 and 90,819 at December 31, 2008	(1,912)	(1,866)

Total Forestar Group Inc. shareholders’ equity	517,733	447,292
Noncontrolling interests	6,471	6,660

TOTAL EQUITY	524,204	453,952

TOTAL LIABILITIES AND EQUITY	$816,869	$834,576

Please read the notes to the consolidated financial statements.

FORESTAR GROUP INC.
Consolidated Statements of Income
(Unaudited)

	Third Quarter		First Nine Months
	2009	2008	2009	2008
	(In thousands, except per share amounts)
REVENUES
Real estate sales	$18,259	$14,532	$55,387	$54,383
Commercial operating properties and other	4,662	6,398	14,768	19,108

Real estate	22,921	20,930	70,155	73,491
Mineral resources	18,828	9,539	31,767	40,193
Fiber resources and other	3,558	3,474	12,928	9,079

	45,307	33,943	114,850	122,763
COSTS AND EXPENSES
Cost of real estate sales	(8,356)	(6,933)	(20,934)	(28,919)
Cost of commercial operating properties and other	(4,007)	(4,087)	(11,814)	(12,516)
Cost of mineral resources	(221)	(608)	(499)	(1,286)
Cost of fiber resources	(880)	(947)	(2,816)	(2,418)
Other operating	(9,923)	(10,530)	(29,717)	(31,986)
General and administrative	(8,000)	(5,237)	(22,758)	(18,021)
Gain on sale of assets	24,833	—	104,047	—

	(6,554)	(28,342)	15,509	(95,146)

OPERATING INCOME	38,753	5,601	130,359	27,617
Equity in (loss) earnings of unconsolidated ventures	(2,443)	1,436	(7,063)	4,988
Interest expense	(5,440)	(5,079)	(15,653)	(15,747)
Other non-operating income	287	79	382	233

INCOME BEFORE TAXES	31,157	2,037	108,025	17,091
Income tax expense	(10,956)	(320)	(39,761)	(4,986)

CONSOLIDATED NET INCOME	20,201	1,717	68,264	12,105
Less: Net income attributable to noncontrolling interests	(725)	(845)	(1,763)	(1,875)

NET INCOME ATTRIBUTABLE TO FORESTAR GROUP INC.	$19,476	$872	$66,501	$10,230

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	35,817	35,518	35,769	35,433
Diluted	36,173	35,828	35,975	35,935
NET INCOME PER COMMON SHARE
Basic	$0.54	$0.02	$1.86	$0.29
Diluted	$0.54	$0.02	$1.85	$0.28
Please read the notes to the consolidated financial statements.

FORESTAR GROUP INC.
Consolidated Statements of Cash Flows
(Unaudited)

	First Nine Months
	2009	2008
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$68,264	$12,105
Adjustments:
Depreciation and amortization	7,390	5,258
Deferred income taxes	(21,153)	(7,285)
Tax benefits not recognized for book purposes	6,066	—
Equity in loss (earnings) of unconsolidated ventures	7,063	(4,988)
Distributions of earnings of unconsolidated ventures	259	883
Distributions of earnings to noncontrolling interests	(1,992)	(3,557)
Share-based compensation	7,717	4,658
Non-cash real estate cost of sales	19,040	27,610
Non-cash cost of assets sold	49,804	—
Real estate development and acquisition expenditures	(30,731)	(76,387)
Reimbursements from utility and improvement districts	22,299	374
Other changes in real estate	384	(521)
Gain on termination of timber lease	(195)	(1,495)
Cost of timber cut	2,577	2,046
Deferred income	(944)	2,010
Asset impairments	5,044	—
Other	90	(450)
Changes in:
Receivables	(783)	17
Prepaid and other	1,385	(105)
Accounts payable and other accrued liabilities	(8,864)	6,090
Income taxes payable (receivable)	23,389	(2,632)

Net cash provided by (used in) operating activities	156,109	(36,369)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, equipment, software and reforestation	(6,317)	(2,044)
Investment in unconsolidated ventures	(1,916)	(14,962)
Return of investment in unconsolidated ventures	2,671	6,168
Proceeds from sale of assets	—	202

Net cash used in investing activities	(5,562)	(10,636)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of debt	(155,948)	(51,649)
Additions to debt	43,512	100,220
Deferred financing fees	(3,127)	(1,238)
Return of investment to noncontrolling interests	(171)	—
Exercise of stock options	576	896
Payroll taxes on restricted stock and stock options	(44)	(1,840)
Tax benefit from share-based compensation	—	81
Other	70	269

Net cash (used in) provided by financing activities	(115,132)	46,739

Net increase (decrease) in cash and cash equivalents	35,415	(266)
Cash and cash equivalents at beginning of period	8,127	7,520

Cash and cash equivalents at end of period	$43,542	$7,254

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
     We prepare our unaudited interim financial statements in accordance with U.S. generally accepted accounting principles and Securities and Exchange Commission requirements for interim financial statements. As a result, they do not include all the information and disclosures required for complete financial statements. However, in our opinion, all adjustments considered necessary for a fair presentation have been included. Such adjustments consist only of normal recurring items unless otherwise noted. We make estimates and assumptions about future events. Actual results can, and probably will, differ from those we currently estimate including those related to allocating cost of sales to real estate, minerals and fiber and measuring assets for impairment. These interim operating results are not necessarily indicative of the results that may be expected for the entire year. For further information, please read the financial statements included in our 2008 Annual Report on Form 10-K.
     Certain prior year items have been reclassified to conform to the current year’s presentation.
Note 3 — New Accounting Pronouncements
     In first quarter 2009, we adopted the following new accounting pronouncements:
•	FASB Staff Position (FSP) Financial Accounting Standards (FAS) 157-2, Effective Date of FASB Statement 157 (Codified within Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures) — This FSP delayed the effective date of Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements, for certain nonfinancial assets and nonfinancial liabilities. Adoption of this FSP did not significantly affect how we determine fair value but has resulted in certain additional disclosures. Please read Note 9 — Fair Value.

•	FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (Codified within ASC 260, Earnings Per Share) — This staff position specifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and should be included in the computation of earnings per share pursuant to the two-class method. Adoption of this FSP did not have a significant effect on our earnings per share.

•	SFAS No. 141(R), Business Combinations (Codified within ASC 805, Business Combinations) — This standard requires most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at full fair value. The standard also changes the approach to determining the purchase price, the accounting for acquisition cost and several acquisition related accounting practices. Adoption of this pronouncement did not have a significant effect on our earnings or financial position.

•	SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (Codified within ASC 810, Consolidation) — This standard specifies that noncontrolling interests be reported as a part of equity, not as a liability or other item outside of equity. Upon adoption, we reclassified $6,660,000 of noncontrolling interests to shareholders’ equity at year-end 2008 and we reclassified $1,875,000 of minority interest expense to net income attributable to noncontrolling interests for first nine months 2008. A reconciliation of the changes in shareholders’ equity in first nine months 2009 follows:

	Forestar	Noncontrolling
	Group Inc.	Interests	Total
	(In thousands)
Balance as of December 31, 2008	$447,292	$6,660	$453,952
Net income	66,501	1,763	68,264
Unrealized gain	629	—	629
Distributions to noncontrolling interests	—	(2,163)	(2,163)
Contributions from noncontrolling interests	—	211	211
Other (primarily share-based compensation)	3,311	—	3,311

Balance as of September 30, 2009	$517,733	$6,471	$524,204

•	SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 (Codified within ASC 815, Derivatives and Hedging) — This standard requires enhanced disclosures about derivative instruments including how and why they are used; how they are accounted for; and how they affect an entity’s financial position, financial performance and cash flows. Adoption of this pronouncement did not have a significant effect on our earnings or financial position.
     In second quarter 2009, we adopted the following new accounting pronouncements:
•	FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (Codified within ASC 820, Fair Value Measurements and Disclosures) — This FSP provides guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. Adoption of this FSP affects how we consider Level 2 and Level 3 inputs in determining fair values but did not have a significant effect on our earnings or financial position.

•	FSP FAS 107-1 and Accounting Principles Board (APB) Opinion 28-1, Interim Disclosures about Fair Value of Financial Instruments (Codified within ASC 825, Financial Instruments) — This FSP requires an entity to provide disclosures about fair value of financial instruments at interim reporting periods. Adoption of this FSP did not significantly affect how we determine fair value but has resulted in certain additional disclosures. Please read Note 9 — Fair Value.

•	SFAS No. 165, Subsequent Events (Codified within ASC 855, Subsequent Events) — This Statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued, introduces the concept of financial statements being available to be issued and requires disclosures regarding the date through which subsequent events were evaluated. Adoption of this standard did not have a significant effect on our earnings or financial position but does affect our disclosures regarding subsequent events.

•	SEC SAB 112 — This bulletin amends or rescinds guidance included in the SAB Series to make it consistent with recent FASB pronouncements, namely, SFAS No. 141 (revised 2007), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. Adoption did not have a significant effect on our earnings or financial position.
     In third quarter 2009, we adopted the following new accounting pronouncement:
•	SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (Codified within ASC 105, Generally Accepted Accounting Principles) — This Statement establishes the FASB Accounting Standards Codification as the single source of authoritative accounting principles to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Adoption did not have an impact on our earnings or financial position but did revise our disclosures regarding accounting guidance references.
     In addition, the following pending pronouncements have not yet been adopted, and we are currently evaluating the effect, if any, on our earnings or financial position:
•	Accounting Standards Update (ASU) 2009-05, Measuring Liabilities at Fair Value — This ASU amends ASC 820, Fair Value Measurements and Disclosures, to provide additional guidance on how to measure the fair value of a liability and is effective fourth quarter 2009.

•	SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (Not yet included in Codification) — This standard removes the concept of a qualifying special-purpose entity from FIN 46(R) and requires additional disclosures and is effective first quarter 2010.

•	SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (Not yet included in Codification) — This standard amends certain requirements of FIN 46(R) to improve financial reporting related to consolidation of and disclosures about variable interest entities and is effective first quarter 2010.

Note 4 — Strategic Initiatives and Assets Held for Sale
     In first quarter 2009, we announced our near-term strategic initiatives to enhance shareholder value by generating significant cash flow, principally from the sale of about 175,000 acres of higher and better use (HBU) timberland. As a result, we classified to assets held for sale about 171,000 acres of undeveloped land located in Alabama, Georgia and Texas with a carrying value of $51,390,000 and related timber with a carrying value of $24,749,000.
     In second quarter 2009, we sold about 75,000 acres of timber and timberland in Georgia and Alabama for $119,702,000 to Hancock Timber Resource Group, which acquired the assets on behalf of its investor clients. The transaction generated net proceeds of $116,116,000, which were principally used to reduce debt, and resulted in a gain on sale of $79,214,000. In third quarter 2009, we sold about 20,000 acres of timber and timberland in Georgia for $38,901,000 to St. Regis Paper Company, LLC, affiliate of Holland M. Ware. The transaction generated net proceeds of $37,735,000, which were principally used to reduce our debt and fund our third quarter estimated income tax payment, and resulted in a gain on sale of $24,833,000.
     At third quarter-end 2009, assets held for sale includes about 74,000 acres of undeveloped land with a carrying value of $18,137,000 and related timber with a carrying value of $10,357,000. These assets are actively being marketed. Also included is our undivided 15 percent interest in corporate aircraft contributed to us by Temple-Inland at spin-off with a carrying value of $3,098,000. Our interest is being disposed of pursuant to the terms of an aircraft joint ownership agreement, which expires December 28, 2009.
Note 5 — Real Estate
     Real estate consists of:

	September 30,	December 31,
	2009	2008
	(In thousands)
Entitled, developed and under development projects	$435,862	$445,394
Undeveloped land	89,187	143,749
Commercial operating properties	48,320	43,987

	573,369	633,130
Accumulated depreciation	(23,911)	(22,544)

	$549,458	$610,586

     Included in entitled, developed and under development projects are the estimated costs of assets we expect to convey to utility and improvement districts of $55,239,000 at third quarter-end 2009 and $76,173,000 at year-end 2008, including $29,259,000 at third quarter-end 2009 and $49,529,000 at year-end 2008 related to our Cibolo Canyons project near San Antonio, Texas. These costs relate to water, sewer and other infrastructure assets for which the utility or improvement districts have agreed to reimburse us. We billed these districts $3,109,000 in first nine months 2009 and $18,058,000 in first nine months 2008. We collected $22,299,000 from these districts in first nine months 2009, of which $20,270,000 related to our Cibolo Canyons project and was accounted for as a reduction of our investment in the mixed-use development. We collected $374,000 from these districts in first nine months 2008. We expect to collect the remaining amounts billed when these districts achieve adequate tax bases to support payment.
     We recognized asset impairment charges of $3,050,000 in first nine months 2009 related to a condominium project in Texas. We did not recognize any asset impairment charges in first nine months 2008 on our owned or consolidated real estate projects. Asset impairment charges are included in cost of real estate sales.
     Depreciation expense primarily related to commercial operating properties was $1,367,000 in first nine months 2009 and $1,303,000 in first nine months 2008 and is included in other operating expense.
Note 6 — Timber
     We have about 231,000 acres of timber, primarily in Georgia. The cost of timber cut was $2,577,000 in first nine months 2009 and $2,046,000 in first nine months 2008.
Note 7 — Investment in Unconsolidated Ventures
     At third quarter-end 2009, we had ownership interests ranging from 25 to 50 percent in 10 ventures that we account for using the equity method. We have no real estate ventures that are accounted for using the cost method. Our three largest ventures at third quarter-end 2009 are CL Realty, Temco and Palisades West. We own a 50 percent interest in both CL Realty and Temco, and Cousins Real Estate Corporation owns the other 50 percent interest. We own a 25 percent interest in Palisades West, Cousins Properties Incorporated owns a 50 percent interest and Dimensional Fund Advisors LP owns the remaining 25 percent interest. Information regarding these ventures follows:
•	CL Realty, L.L.C. was formed in 2002 for the purpose of developing residential and mixed-use communities in Texas and across the southeastern United States. At third quarter-end 2009, the venture had 15 residential and mixed-use communities, of which 10 are in Texas, 3 are in Florida and 2 are in Georgia, representing about 7,500 remaining residential lots and 560 commercial acres.

•	Temco Associates, LLC was formed in 1991 for the purpose of acquiring and developing residential real estate sites in Georgia. At third quarter-end 2009, the venture had 5 residential and mixed-use communities, representing about 1,560 remaining residential lots, all of which are located in Paulding County, Georgia. The venture also owns approximately 5,500 acres of undeveloped land in Paulding County, Georgia.

•	Palisades West LLC was formed in 2006 for the purpose of constructing a commercial office park in Austin, Texas. The project includes two office buildings totaling approximately 375,000 square feet and an accompanying parking garage. Construction of the project was completed in fourth quarter 2008 and is approximately 68% leased at third quarter-end 2009. Our remaining commitment for investment in this venture as of third quarter-end 2009 is $2,573,000. Effective fourth quarter 2008, we entered into a 10-year operating lease for approximately 32,000 square feet that we occupy as our corporate headquarters.
     Combined summarized balance sheet information for our ventures accounted for using the equity method follows:

	September 30, 2009						December 31, 2008
	CL		Palisades		Other		CL		Palisades		Other
	Realty	Temco	West		Ventures	Total	Realty	Temco	West		Ventures	Total
	(In thousands)
Real estate	$114,782	$60,179	$123,466		$91,151	$389,578	$124,417	$60,791	$120,953		$94,094	$400,255
Total assets	116,160	60,799	123,895		99,159	400,013	126,726	61,832	123,290		102,930	414,778
Borrowings, principally non-recourse (a)	3,700	3,139	—		77,638	84,477	4,901	3,198	—		75,638	83,737
Total liabilities	6,292	4,170	50,780	(b)	87,916	149,158	8,683	3,570	50,548	(b)	89,580	152,381
Equity	109,868	56,629	73,115		11,243	250,855	118,043	58,262	72,742		13,350	262,397
Our investment in real estate ventures:
Our share of their equity (c)	54,934	28,315	18,277		16,829	118,355	59,022	29,131	18,779		18,295	125,227
Unrecognized deferred gain (d)	(7,059)	—	—		(910)	(7,969)	(7,059)	—	—		(614)	(7,673)

Investment in real estate ventures	$47,875	$28,315	$18,277		$15,919	$110,386	$51,963	$29,131	$18,779		$17,681	$117,554

     Combined summarized income statement information for our ventures accounted for using the equity method follows:

	Third Quarter		First Nine Months
	2009	2008	2009	2008
	(In thousands)
Revenues:
CL Realty	$273	$3,040	$2,030	$7,714
Temco	151	3,681	1,349	5,971
Palisades West	3,179	51	9,236	160
Other ventures	1,988	1,330	6,059	7,933

Total	$5,591	$8,102	$18,674	$21,778

(Loss) Earnings:
CL Realty (e)	$(3,479)	$1,280	$(8,453)	$6,686
Temco (f)	(1,457)	1,597	(2,400)	1,806
Palisades West	1,387	53	3,424	143
Other ventures	(1,344)	(1,938)	(1,668)	(2,163)

Total	$(4,893)	$992	$(9,097)	$6,472

Our equity in their (loss) earnings:
CL Realty	$(1,739)	$640	$(4,226)	$3,330
Temco	(729)	798	(1,200)	901
Palisades West	347	13	856	36
Other ventures (c)	(322)	(18)	(2,493)	711
Recognition of deferred gain (d)	—	3	—	10

Total	$(2,443)	$1,436	$(7,063)	$4,988

(a)	Total includes current maturities of $78,161,000 at third quarter-end 2009 and $21,150,000 at year-end 2008.

(b)	Principally includes deferred income from leasehold improvements funded by tenants in excess of leasehold improvement allowances. These amounts are recognized as rental income over the lease term and are offset by depreciation expense related to these tenant improvements. There is no effect on venture net income.

(c)	Our share of the equity in other ventures reflects our ownership interests ranging from 25 to 50 percent, excluding venture losses that exceed our investment where we are not obligated to fund those losses.

(d)	In 2003, we contributed real estate with a $13,800,000 carrying value to CL Realty in exchange for $13,800,000 cash and a 50 percent interest in the partnership. We deferred the $14,587,000 gain on the sale and are recognizing it as the partnership sells the real estate to third parties. The deferred gain is reflected as an offset to our investment in unconsolidated ventures.

(e)	CL Realty’s loss includes impairment charges of $3,300,000 related to two residential real estate projects located in Tampa, Florida in third quarter 2009 and an impairment charge of $5,238,000 related to an equity investment in an unconsolidated venture in first nine months 2009.

(f)	In third quarter 2009, Temco Associates’ loss includes an impairment charge of $1,263,000 related to a residential real estate project located in Atlanta, Georgia.

     In first nine months 2009, we invested $1,916,000 in these ventures and received $2,930,000 in distributions; in first nine months 2008, we invested $14,962,000 in these ventures and received $7,051,000 in distributions. Distributions include both return of investments and distributions of earnings.
Note 8 — Debt
     Debt consists of:

	September 30,	December 31,
	2009	2008
	(In thousands)
Term loan facility — average interest rate of 4.70% at third quarter-end 2009 and 4.77% at year-end 2008	$125,000	$175,000
Revolving loan facility — average interest rate of 5.12% at year-end 2008	—	59,900
Secured promissory note — interest rate of 2.75% at third quarter-end 2009 and 3.01% at year-end 2008	19,216	16,000
Other indebtedness due through 2011 at variable interest rates based on prime (3.25% at third quarter-end 2009 and year-end 2008) and fixed interest rates ranging from 8.00% to 9.50%	80,750	86,502

	$224,966	$337,402

     Our senior credit facility and other debt agreements contain terms, conditions and financial covenants customary for such agreements including minimum levels of interest coverage and limitations on leverage. At third quarter-end 2009, we were in compliance with the terms, conditions and financial covenants of these agreements.
     In second and third quarters 2009, we have reduced our term loan by $50,000,000 and repaid our revolving line of credit in the amount of $70,000,000 from proceeds received as a result of selling about 95,000 acres of timber and timberland in Georgia and Alabama, in accordance with our near-term strategic initiatives.
     At third quarter-end 2009, our senior credit facility provides for a $125,000,000 term loan and a $257,700,000 revolving line of credit. The term loan and revolving line of credit may be prepaid at any time without penalty. The senior credit facility matures December 1, 2010. However, we amended our credit facility in third quarter 2009 to provide us with the option to extend the maturity date through June 30, 2012 for up to $350,000,000. The revolving line of credit includes a sublimit for letters of credit equal to the lesser of $100,000,000 or 22 percent of the aggregate facility commitments, of which $3,071,000 was outstanding at third quarter-end 2009. Total borrowings under our senior credit facility (including the face amount of letters of credit) may not exceed a borrowing base formula, and includes a minimum liquidity requirement equal to the lesser of $35,000,000 or 7.5 percent of the aggregate facility commitments at each quarter-end. At third quarter-end 2009, we had $173,725,000 in net unused borrowing capacity under our senior credit facility.
     At our option, we can borrow at LIBOR plus 4.5 percent (subject to a two percent LIBOR floor) or Prime plus 2.5 percent. All borrowings under the senior credit facility are secured by (a) all timberland and high-value timberland, (b) assignments of current and future leases, rents and contracts, including our mineral leases, (c) a security interest in our primary operating account, (d) pledge of the equity interests in current and future material operating subsidiaries or joint venture interests, or if such pledge is not permitted, a pledge of the right to distributions from such entities, and (e) negative pledge (without a mortgage) on all other wholly-owned assets. The senior credit facility provides for releases of real estate to be conveyed provided that borrowing base compliance is maintained.
     We have incurred origination and other fees related to our senior credit facility of $14,027,000, of which $6,500,000 is unamortized at third quarter-end 2009 and is included in other assets. Amortization of deferred financing fees in connection with our senior credit facility was $3,841,000 in first nine months 2009 and $2,622,000 in first nine months 2008 and is included in interest expense.
     At third quarter-end 2009, commercial operating properties having a book value of $24,108,000 were subject to liens in connection with $19,216,000 of debt.
     At third quarter-end 2009, entitled, developed and under development projects having a book value of $157,255,000 were subject to liens in connection with $80,750,000 of principally non-recourse debt.
Note 9 — Fair Value
     The Fair Value Measurements and Disclosures Topic of the FASB Codification provides a framework for measuring fair value and classifying these measurements in the fair value hierarchy. The fair value hierarchy is as follows:
•	Level 1 Inputs — Unadjusted quoted prices for identical assets or liabilities in active markets;

•	Level 2 Inputs — Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in inactive markets, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•	Level 3 Inputs — Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. Such inputs typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

	Fair Value Measurements
	Level 1	Level 2	Level 3	September 30,
	Inputs	Inputs	Inputs	2009
	(In thousands)
Financial Assets and Liabilities:
Interest rate swap agreement	$—	$(971)	$—	$(971)

Non-Financial Assets and Liabilities:
Real estate	$—	$—	$14,752	$14,752
Assets held for sale	$—	$—	$3,098	$3,098
     Financial liabilities measured at fair value on a recurring basis include our interest rate swap agreement. The fair value of the interest rate swap agreement was determined using quoted prices for similar instruments in active markets (Level 2). In first nine months 2009, the fair value of our interest rate swap increased, and as a result, we recognized an after-tax gain of $629,000 in accumulated other comprehensive income.
     Non-financial assets measured at fair value on a non-recurring basis include real estate assets and assets held for sale which were measured for impairment. In first nine months 2009, certain assets were remeasured and reported at fair value due to events or circumstances that indicated the carrying value may not be recoverable. We determined estimated fair value of real estate assets based on the present value of future probability weighted cash flows expected from the sale of the long-lived assets. As a result, we recognized asset impairment of $3,050,000 in first nine months 2009. The carrying value for these assets may have subsequently increased or decreased from the fair value reflected due to activity that has occurred since the measurement date. We determined estimated fair value of assets held for sale, which represents our undivided 15 percent interest in corporate aircraft contributed to us by Temple-Inland at spin-off, based on an aircraft broker’s opinion of current value. As a result, we recognized asset impairments of $1,994,000 in first nine months 2009.

     The carrying amounts and fair values of our financial instruments follow:

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Cash and cash equivalents	$43,542	$43,542	$8,127	$8,127
Receivables, net	3,967	3,967	4,262	4,262
Accounts payable	(3,881)	(3,881)	(7,438)	(7,438)
Interest rate swap agreement	(971)	(971)	(1,939)	(1,939)
Debt	(224,966)	(225,147)	(337,402)	(337,684)
     At third quarter-end 2009 and year-end 2008, carrying amounts of cash and cash equivalents, receivables and accounts payable approximate their fair values due to the short-term nature of these assets and liabilities. The interest rate swap agreement is carried at its fair value. The carrying amount of debt approximates fair value since it is primarily made up of variable-rate borrowings. We estimated the fair value of our fixed-rate borrowings using quoted prices for similar instruments in active markets (Level 2).
Note 10 — Derivative Instruments
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
     At third quarter-end 2009, our $100,000,000 notional amount interest rate swap agreement, which matures in March 2010, requires that we pay a fixed interest rate of 6.57 percent and receive a floating interest rate of one month LIBOR plus 4 percent (4.26 percent at third quarter-end 2009).
     We defer and include in other comprehensive income the effective portion of changes in the fair value of our cash flow hedge. We recognize the ineffective portion of the hedge as income or loss. The effectiveness of the hedge relationship is periodically assessed by comparing the present value of the cumulative change in the expected future cash flows on the variable leg of the swap with the present value of the cumulative change in the expected future hedged cash flows. In first nine months 2009 and 2008, there was no hedge ineffectiveness.
     The table below presents the fair value of our derivative instrument as well as its classification on the consolidated balance sheets:

Liability Derivatives
	September 30, 2009		December 31, 2008
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
		(In thousands)		(In thousands)
Derivatives designated as hedging instruments:
Interest rate swap agreement	Other liabilities	$971	Other liabilities	$1,939
     The change in fair value of our interest rate swap recognized in other comprehensive income was a gain of $629,000 in first nine months 2009 and a gain of $463,000 in first nine months 2008. No amounts were reclassified from other comprehensive income into income in first nine months 2009 or 2008.
     Please read Note 9 — Fair Value for a description of how the above derivative instrument is valued.
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
     As a result of our spin-off from Temple-Inland, all of Temple-Inland’s outstanding share-based compensation awards were equitably adjusted into separate awards: one related to our common stock, one related to Temple-Inland common stock and one related to Guaranty Financial Group, Inc. common stock. Guaranty was another wholly-owned subsidiary of Temple-Inland that was spun off on December 28, 2007. All awards issued as part of this adjustment are subject to their original vesting schedules and terms.
     At third quarter-end 2009, Temple-Inland directors and employees held 23,000 equity-settled restricted stock awards on our stock. The following table summarizes outstanding stock option awards on our stock held by Temple-Inland and Guaranty directors and employees at third quarter-end 2009:

			Weighted	Aggregate
			Average	Intrinsic Value
		Weighted	Remaining	(Current
		Average	Contractual	Value Less
	Shares	Exercise Price	Term	Exercise Price)
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding	1,628	$19.27	4	$3,868
Exercisable	1,489	$18.33	4	$3,868
Note 12 — Other Comprehensive Income
     Other comprehensive income consists of:

	Third Quarter		First Nine Months
	2009	2008	2009	2008
	(In thousands)
Consolidated net income	$20,201	$1,717	$68,264	$12,105
Change in fair value of interest rate swap agreement	400	(310)	968	712
Income tax effect of change in fair value	(140)	109	(339)	(249)

Other comprehensive income	20,461	1,516	68,893	12,568
Less: Comprehensive income attributable to noncontrolling interests	(725)	(845)	(1,763)	(1,875)

Other comprehensive income attributable to Forestar Group Inc.	$19,736	$671	$67,130	$10,693

Note 13 — Net Income per Share
     Our basic and diluted weighted average common shares outstanding used to compute net income per share are as follows:

	Third Quarter		First Nine Months
	2009	2008	2009	2008
		(In thousands)
Weighted average common shares outstanding — basic	35,817	35,518	35,769	35,433
Dilutive effect of stock options	134	212	50	327
Dilutive effect of restricted stock and restricted stock units	222	98	156	175

Weighted average common shares outstanding — diluted	36,173	35,828	35,975	35,935

     At third quarter-end 2009, the effect of 1,704,000 stock options and unvested shares of restricted stock were not included in the computation of diluted weighted average shares outstanding because their impact would have been anti-dilutive.
     At third quarter-end 2008, the effect of 1,645,000 stock options and unvested shares of restricted stock were not included in the computation of diluted weighted average shares outstanding because their impact would have been anti-dilutive.

Note 14 — Commitments and Contingencies
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
Environmental
     Environmental remediation liabilities arise from time to time in the ordinary course of doing business, and we believe we have established adequate reserves for any probable losses. We own 288 acres near Antioch, California, portions of which were sites of a Temple-Inland paper manufacturing operation that are in remediation. In 2008, we increased our reserves for environmental remediation by about $2,900,000. We estimate the cost to complete remediation activities will be about $1,800,000, which is included in other accrued expenses. Our estimate requires us to make assumptions regarding the scope of required remediation, effectiveness of planned remediation activities and approvals by regulatory authorities. Our estimate is subject to revision as new information becomes available.
Note 15 — Segment Information
     We manage our operations through three segments: real estate, mineral resources and fiber resources. Real estate secures entitlements and develops infrastructure on our lands for single-family residential and mixed-use communities and manages our undeveloped land and commercial operating properties. Mineral resources includes our oil, gas and water interests. Fiber resources manages our timber and recreational leases.
     Assets allocated by segment are as follows:

	September 30,	December 31,
	2009	2008
	(In thousands)
Real estate	$663,811	$732,401
Mineral resources	1,410	376
Fiber resources	20,939	51,321
Assets not allocated to segments	130,709	50,478

Total assets	$816,869	$834,576

     We evaluate performance based on segment earnings before unallocated items and income taxes. Segment earnings consist of operating income, equity in earnings of unconsolidated ventures and net income attributable to noncontrolling interests. Unallocated items consist of general and administrative expense, share-based compensation, gain on sale of assets, interest expense and other non-operating income and expense. All our revenues are derived from U.S. operations and all our assets are located in the U.S. For first nine months 2009, revenues from one customer of our mineral resources segment exceeded 10% of our total revenues.
     Segment revenues and earnings are as follows:

	Third Quarter		First Nine Months
	2009	2008	2009	2008
	(In thousands)
Revenues:
Real estate	$22,921	$20,930	$70,155	$73,491
Mineral resources	18,828	9,539	31,767	40,193
Fiber resources	3,558	3,474	12,928	9,079

Total revenues	$45,307	$33,943	$114,850	$122,763

Segment earnings:
Real estate	$92	$1,656	$5,641	$6,073
Mineral resources	17,850	8,182	29,033	37,934
Fiber resources	2,080	1,938	8,279	6,189

Total segment earnings	20,022	11,776	42,953	50,196
Items not allocated to segments (a)	10,410	(10,584)	63,309	(34,980)

Income before taxes	$30,432	$1,192	$106,262	$15,216

(a)	Items not allocated to segments consists of:

	Third Quarter		First Nine Months
	2009	2008	2009	2008
	(In thousands)
General and administrative expense	$(5,874)	$(4,454)	$(17,750)	$(14,808)
Share-based compensation expense	(3,396)	(1,130)	(7,717)	(4,658)
Gain on sale of assets	24,833	—	104,047	—
Interest expense	(5,440)	(5,079)	(15,653)	(15,747)
Other non-operating income	287	79	382	233

	$10,410	$(10,584)	$63,309	$(34,980)

     In third quarter 2009, general and administrative expense includes a $1,753,000 impairment charge related to our undivided 15 percent interest in corporate aircraft contributed to us by Temple-Inland at spin-off. In first nine months 2009, general and administrative expense also includes $3,180,000 paid to outside advisors regarding an evaluation by our Board of Directors of an unsolicited shareholder proposal.
     Share-based compensation increased in third quarter and first nine months 2009 principally due to our higher stock price and a greater number of cash-settled awards granted in 2009.
     In third quarter 2009, gain on sale of assets principally represents our gain from selling about 20,000 acres of timber and timberland in Georgia for $38,901,000 to St. Regis Paper Company, LLC, affiliate of Holland M. Ware. In first nine months 2009, gain on sale of assets also includes our gain from selling about 75,000 acres of timber and timberland in Georgia and Alabama for $119,702,000 to Hancock Timber Resource Group, which acquired the assets on behalf of its investor clients, in second quarter 2009.
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
     Cash-settled awards granted to our directors in the form of restricted stock units are fully vested at the time of grant and payable upon retirement.
     The following table summarizes the activity of awards granted under our plan for first nine months 2009:

		Weighted
	Equivalent	Average Grant
	Units	Date Fair Value
	(In thousands)	(Per unit)
Non-vested at December 31, 2008	5	$28.85
Granted	1,134	5.92
Vested	(133)	10.54
Forfeited	(1)	28.85

Non-vested at September 30, 2009	1,005	$5.40

     In first nine months 2009, we paid $22,000 to settle vested cash awards. The aggregate current value of non-vested awards at third quarter-end 2009 is $10,421,000.
Equity-settled awards
     There were no equity-settled awards in the form of restricted stock units granted in first nine months 2009, and there were no unvested equity-settled restricted stock unit awards at third quarter-end 2009.

Restricted stock
     Restricted stock awards vest after three years if we achieve a minimum one percent annualized return on assets over such three-year period. The following table summarizes the activity of awards granted under our plan for first nine months 2009:

		Weighted
	Equivalent	Average Grant
	Units	Date Fair Value
	(In thousands)	(Per share)
Non-vested at December 31, 2008	207	$21.89
Granted	110	9.29
Vested	—	—
Forfeited	(1)	28.85

Non-vested at September 30, 2009	316	$17.45

     The aggregate current value of non-vested awards at third quarter-end 2009 is $5,426,000.
Stock options
     Stock options have a ten-year term, generally become exercisable ratably over three to four years and provide for accelerated or continued vesting upon retirement, death, disability or if there is a change in control. Options were granted with an exercise price equal to the market value of our stock on the date of grant. The following table summarizes the activity of awards granted under our plan for first nine months 2009:

			Weighted
			Average
		Weighted	Remaining
	Options	Average	Contractual
	Outstanding	Exercise Price	Term
	(In thousands)	(Per share)	(In years)
Balance at December 31, 2008	622	$28.85	9
Granted	161	9.29
Exercised	—	—
Forfeited	(3)	28.85

Balance at September 30, 2009	780	$24.80	9

Exercisable at September 30, 2009	183	$28.85	8
     The aggregate intrinsic value of stock options outstanding was $1,276,000 at third quarter-end 2009. There was no aggregate intrinsic value of stock options exercisable at third quarter-end 2009.
     Stock options are valued based upon the Black-Scholes option pricing model. Awards granted in first nine months 2009 were valued based upon the following assumptions:

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
Cash-settled awards
     Cash-settled awards generally vest and are paid after three years from the date of grant or the attainment of defined performance goals, generally measured over a three-year period. A summary of cash-settled awards outstanding to our employees at third quarter-end 2009, following the adjustments described previously, follows:

		Aggregate
	Equivalent	Current
	Units	Value
	(In thousands)
Awards on Forestar stock	24	$410
Awards on Guaranty stock	24	—
Awards on Temple-Inland stock	72	1,175

		$1,585

     In first nine months 2009, we paid $394,000 to settle vested cash awards.
Stock options
     Stock options have a ten-year term, generally become exercisable ratably over four years and provide for accelerated or continued vesting upon retirement, death, disability or if there is a change in control. Options were granted with an exercise price equal to the market value of Temple-Inland common stock on the date of grant. A summary of stock option awards outstanding to our employees at third quarter-end 2009, following the adjustments described previously, follows:

			Weighted	Aggregate
			Average	Intrinsic Value
		Weighted	Remaining	(Current
		Average	Contractual	Value Less
	Shares	Exercise Price	Term	Exercise Price)
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding on Forestar stock	86	$21.12	5	$172
Outstanding on Guaranty stock	86	13.55	5	—
Outstanding on Temple-Inland stock	230	17.57	5	533

				$705

Exercisable on Forestar stock	70	$19.34	5	$172
Exercisable on Guaranty stock	70	12.41	5	—
Exercisable on Temple-Inland stock	185	16.13	5	533

				$705

     The intrinsic value of options exercised was $138,000 in first nine months 2009.
Share-Based Compensation Expense
     Share-based compensation expense for post-spin and pre-spin awards consists of:

	Third Quarter		First Nine Months
	2009	2008	2009	2008
	(In thousands)
Cash-settled awards	$2,464	$310	$4,937	$505
Equity-settled awards	—	—	—	750
Restricted stock	467	360	1,266	877
Stock options	465	460	1,514	2,526

Pre-tax share-based compensation expense	3,396	1,130	7,717	4,658
Income tax benefit	(1,257)	(305)	(2,855)	(1,646)

	$2,139	$825	$4,862	$3,012

     Share-based compensation increased in third quarter and first nine months 2009 principally due to our higher stock price and a greater number of cash-settled awards granted in 2009.
     The fair value of awards granted to retirement-eligible employees and expensed at the date of grant was $135,000 in first nine months 2009 and $1,321,000 in first nine months 2008.
     Pre-tax share-based compensation expense is included in:

	Third Quarter		First Nine Months
	2009	2008	2009	2008
	(In thousands)
General and administrative expense	$2,126	$829	$5,008	$3,258
Other operating expense	1,270	301	2,709	1,400

	$3,396	$1,130	$7,717	$4,658

     We did not capitalize any share-based compensation in first nine months 2009 or 2008.
     Unrecognized share-based compensation for post-spin awards not vested was $5,968,000 at third quarter-end 2009. The weighted average period over which this amount will be recognized is estimated to be 2.0 years. Unrecognized share-based compensation for pre-spin awards not vested was $253,000 at third quarter-end 2009. The weighted average period over which this amount will be recognized is estimated to be 0.8 years.
     In connection with restricted stock vested and stock options exercised, we withheld shares having a value of $44,000 for payment of payroll taxes in first nine months 2009. These shares are accounted for as treasury stock. Payroll taxes on restricted stock and stock options are reflected in financing activities in our consolidated statement of cash flows.
Note 17 — Income Taxes
     Our effective tax rate was 35 percent in third quarter 2009 and 37% in first nine months 2009, both of which include less than a 1 percent benefit attributable to noncontrolling interests. Our effective tax rate was 16 percent, which includes an 11 percent benefit attributable to noncontrolling interests, in third quarter 2008 and 29 percent, which includes a 4 percent benefit attributable to noncontrolling interests, in first nine months 2008. Our 2008 rates also include benefits from percentage depletion and a federal income tax rate change for qualified timber gains due to the Food, Conservation and Energy Act of 2008. As a result of recently adopted sections of the Consolidation Topic of the FASB Codification related to consolidation of noncontrolling interests, income before income taxes includes income from pass-through entities allocable to noncontrolling interests for which there is no income tax provided.
     We anticipate that our effective tax rate in 2009 will be about 37 percent of which less than 1 percent will be attributable to noncontrolling interests.
     We have not provided a valuation allowance for our deferred tax asset because we believe it is likely it will be recoverable in future periods.
     At third quarter-end 2009, we have liabilities of $6,066,000 related to tax benefits not recognized for book purposes, which are included in other liabilities.
Note 18 — Subsequent Events
     We have evaluated subsequent events through November 5, 2009, the date of issuance of these financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2008 Annual Report on Form 10-K. Unless otherwise indicated, information is presented as of September 30, 2009, and references to acreage owned include all acres owned by ventures regardless of our ownership interest in a venture.

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
     In first quarter 2009, we announced our near-term strategic initiatives to enhance shareholder value by generating significant cash flow, principally from the sale of about 175,000 acres of higher and better use (HBU) timberland. As a result, we classified to assets held for sale about 171,000 acres of undeveloped land located in Alabama, Georgia and Texas with a carrying value of $51,390,000 and related timber with a carrying value of $24,749,000.
     In accordance with our strategic initiatives, in second quarter 2009, we sold about 75,000 acres of timber and timberland in Georgia and Alabama for $119,702,000 to Hancock Timber Resource Group, which acquired the assets on behalf of its investor clients. The transaction generated net proceeds of $116,116,000, which were principally used to reduce debt, and resulted in a gain on sale of $79,214,000. In addition, in third quarter 2009, we sold about 20,000 acres of timber and timberland in Georgia for $38,901,000 to St. Regis Paper Company, LLC, affiliate of Holland M. Ware. The transaction generated net proceeds of $37,735,000 and resulted in a gain on sale of $24,833,000.
     At third quarter-end 2009, assets held for sale includes about 74,000 acres of undeveloped land with a carrying value of $18,137,000 and related timber with a carrying value of $10,357,000. These assets are actively being marketed. Also included is our undivided 15 percent interest in corporate aircraft contributed to us by Temple-Inland at spin-off with a carrying value of $3,098,000. Our interest is being disposed of pursuant to the terms of an aircraft joint ownership agreement, which expires December 28, 2009.
Results of Operations
     Net income was $19,476,000, or $0.54 per basic and diluted share, in third quarter 2009, compared with $872,000, or $0.02 per basic and diluted share, in third quarter 2008. Net income for first nine months 2009 was $66,501,000, or $1.86 per basic share and $1.85 per diluted share, compared with $10,230,000, or $0.29 per basic share and $0.28 per diluted share, in first nine months 2008.

     A summary of our consolidated results follows:

	Third Quarter		First Nine Months
	2009	2008	2009	2008
	(In thousands)
Revenues:
Real estate	$22,921	$20,930	$70,155	$73,491
Mineral resources	18,828	9,539	31,767	40,193
Fiber resources	3,558	3,474	12,928	9,079

Total revenues	$45,307	$33,943	$114,850	$122,763

Segment earnings:
Real estate	$92	$1,656	$5,641	$6,073
Mineral resources	17,850	8,182	29,033	37,934
Fiber resources	2,080	1,938	8,279	6,189

Total segment earnings	20,022	11,776	42,953	50,196
Items not allocated to segments:
General and administrative expense	(5,874)	(4,454)	(17,750)	(14,808)
Share-based compensation expense	(3,396)	(1,130)	(7,717)	(4,658)
Gain on sale of assets	24,833	—	104,047	—
Interest expense	(5,440)	(5,079)	(15,653)	(15,747)
Other non-operating income	287	79	382	233

Income before taxes	30,432	1,192	106,262	15,216
Income tax expense	(10,956)	(320)	(39,761)	(4,986)

Net income attributable to Forestar Group Inc.	$19,476	$872	$66,501	$10,230

     Significant aspects of our results of operations follow:
Third Quarter and First Nine Months 2009 and 2008
•	In third quarter and first nine months 2009, real estate segment earnings were negatively impacted by impairment charges principally associated with a residential condominium project located in Austin, Texas and two joint venture projects located in Tampa, Florida. Excluding non-cash impairment charges, earnings have increased from selling more undeveloped land as we have allocated additional resources and increased marketing efforts on our retail land sales program.

•	In third quarter 2009, mineral resources segment earnings include $15,820,000 in lease bonus payments from leasing almost 10,800 net mineral acres. In first nine months 2008, segment earnings included $21,650,000 in lease bonus payments from leasing nearly 56,000 net mineral acres.

•	Fiber resources segment earnings increased principally due to increased volumes and higher prices related to a higher mix of larger pine sawtimber sold from our Texas forest. In first nine months 2008, segment earnings included a gain from partial termination of a timber lease.

•	In third quarter 2009, general and administrative expense includes a $1,753,000 impairment charge related to our undivided 15 percent interest in corporate aircraft contributed to us by Temple-Inland at spin-off. In first nine months 2009, general and administrative expense also includes $3,180,000 paid to outside advisors regarding an evaluation by our Board of Directors of an unsolicited shareholder proposal.

•	Share-based compensation increased principally due to our higher stock price and increased number of cash settled equity awards.

•	In third quarter 2009, gain on sale of assets principally represents our gain from selling about 20,000 acres of timber and timberland in Georgia for $38,901,000 to St. Regis Paper Company, LLC, affiliate of Holland M. Ware. In first nine months 2009, gain on sale of assets also includes our gain from selling about 75,000 acres of timber and timberland in Georgia and Alabama for $119,702,000 to Hancock Timber Resource Group, which acquired the assets on behalf of its investor clients.
Current Market Conditions
     Current market conditions in the single-family residential industry continue to be challenging, characterized by product oversupply, depressed sales volumes and prices and low consumer confidence. Most homebuilders continue to focus on liquidity, making them reluctant to purchase new lots. While all markets are being negatively affected by overall poor economic conditions, not all geographic areas and products have been affected to the same extent or with equal severity. It is likely these challenging market conditions will continue throughout 2009 and into 2010.
     Oil prices have increased principally due to expectations of economic recovery, which is driving increased demand. Natural gas prices have remained depressed as storage has continued to exceed the five year average, production remains strong and the economic downturn has reduced demand. Exploration and production companies remain conservative reducing capital expenditures for drilling and lease acquisition due to lower prices. These conditions may impact the demand for new mineral leases, new exploration activity and the amount of royalty revenues we receive.

     Pulpwood demand is relatively stable in our markets. However, sawtimber prices were up principally due to increased demand due to low inventories and wet weather conditions in our markets.
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
Real Estate
     We own directly or through ventures over 255,000 acres of real estate located in nine states and 12 markets. Our real estate segment secures entitlements and develops infrastructure on our lands, primarily for single-family residential and mixed-use communities. We own about 191,000 acres in a broad area around Atlanta, Georgia, with the balance located primarily in Texas. We target investments principally in our strategic growth corridors, regions across the southern half of the United States that possess key demographic and growth characteristics that we believe make them attractive for long-term real estate investment. We own and manage our projects either directly or through ventures. Our real estate segment revenues are principally derived from the sales of residential single-family lots, undeveloped land and commercial real estate and to a lesser degree from the operation of commercial properties, primarily a hotel.
     A summary of our real estate results follows:

	Third Quarter		First Nine Months
	2009	2008	2009	2008
	(In thousands)
Revenues	$22,921	$20,930	$70,155	$73,491
Cost of sales	(12,363)	(11,020)	(32,748)	(41,435)
Operating expenses	(7,194)	(8,718)	(22,713)	(27,934)

	3,364	1,192	14,694	4,122
Equity in (loss) earnings of unconsolidated ventures	(2,547)	1,309	(7,290)	3,826
Less: Net income attributable to noncontrolling interests	(725)	(845)	(1,763)	(1,875)

Segment earnings	$92	$1,656	$5,641	$6,073

     In third quarter 2009, cost of sales includes a $2,450,000 impairment charge related to a residential condominium project located in Austin, Texas.
     In third quarter 2009, operating expenses principally consist of $2,374,000 in property taxes, $1,312,000 in employee compensation and benefits, $602,000 in community maintenance, $588,000 in professional services, $555,000 in depreciation and $350,000 in marketing and advertising. In third quarter 2008, operating expenses principally consist of $2,469,000 in property taxes, $1,887,000 in employee compensation and benefits, $613,000 in professional services, $553,000 in community maintenance, $534,000 in marketing and advertising and $531,000 in depreciation.
     In first nine months 2009, operating expenses principally consist of $7,881,000 in property taxes, $4,395,000 in employee compensation and benefits, $1,663,000 in professional services, $1,593,000 in depreciation, $1,231,000 in community maintenance, $919,000 in marketing and advertising and $787,000 related to legal reserves for probable losses. In first nine months 2008, operating expenses principally consist of $7,489,000 in property taxes, $6,028,000 in employee compensation and benefits, $2,985,000 related to environmental remediation activities,

$1,889,000 in professional services, $1,513,000 in depreciation, $1,427,000 in marketing and advertising and $714,000 in community maintenance.
     In third quarter 2009, CL Realty, a venture in which we own a 50 percent interest, recognized impairment charges of $3,300,000 related to two residential real estate projects located in Tampa, Florida. Our share of the loss is $1,650,000 and is included in equity in (loss) earnings of unconsolidated ventures. In first nine months 2009, CL Realty also recognized an impairment charge of $5,238,000 related to an equity investment in an unconsolidated venture. Our share of the loss was $2,619,000 and is included in equity in (loss) earnings of unconsolidated ventures.
     Revenues in our owned and consolidated ventures consist of:

	Third Quarter		First Nine Months
	2009	2008	2009	2008
	(In thousands)
Residential real estate	$6,348	$5,467	$18,189	$30,398
Commercial real estate	650	3,551	793	9,243
Undeveloped land	11,261	5,513	36,405	14,741
Commercial operating properties	4,428	5,118	13,718	16,491
Other	234	1,281	1,050	2,618

Total revenues	$22,921	$20,930	$70,155	$73,491

     Units sold in our owned and consolidated ventures consist of:

	Third Quarter		First Nine Months
	2009	2008	2009	2008
Residential real estate:
Lots sold	131	97	314	596
Revenue per lot sold	$48,285	$60,229	$57,851	$50,716
Commercial real estate:
Acres sold	1.5	15.9	1.8	53.1
Revenue per acre sold	$435,365	$223,140	$433,406	$174,180
Undeveloped land:
Acres sold	5,313	1,287	14,965	3,140
Revenue per acre sold	$2,120	$4,284	$2,433	$4,695
     Residential real estate revenues principally consist of the sale of single-family lots to national, regional and local homebuilders. In first nine months 2009, residential real estate revenues continued to decline as result of decreased demand for single-family lots due to the overall decline in the housing industry. In third quarter 2009, average residential lot prices were negatively impacted by a higher mix of smaller lots principally due to increased demand for entry level homes as a result of the federal housing tax credit program for first-time home buyers. In first nine months 2008, residential lots sold include the sale of 192 high density lots for approximately $24,300 per lot. We expect difficult housing markets and credit conditions throughout 2009 and into 2010.
     In third quarter 2009, we sold 5,313 acres of undeveloped land from our owned and consolidated ventures at an average price of $2,120 per acre, generating $11,261,000 in revenues. In third quarter 2008, we sold 1,287 acres of undeveloped land from our owned and consolidated ventures at an average price of $4,284 per acre, generating $5,513,000 in revenues.
     In first nine months 2009, we sold 14,965 acres of undeveloped land from our owned and consolidated ventures at an average price of $2,433 per acre, generating $36,405,000 in revenues. In first nine months 2008, we sold 3,140 acres of undeveloped land from our owned and consolidated ventures at an average price of $4,695 per acre, generating $14,741,000 in revenues.

     Information about our real estate projects and our real estate ventures follows:

	Third Quarter-End
	2009	2008
Owned and consolidated ventures:
Entitled, developed and under development projects
Number of projects	54	56
Residential lots remaining	20,467	20,623
Commercial acres remaining	1,702	1,589
Undeveloped land and land in the entitlement process
Number of projects	19	24
Acres in entitlement process	30,430	32,680
Acres undeveloped (a)	201,384	311,597
Ventures accounted for using the equity method:
Ventures’ lot sales (for first nine months)
Lots sold	126	205
Revenue per lot sold	$65,165	$55,942
Ventures’ entitled, developed and under development projects
Number of projects	21	21
Residential lots remaining	9,166	9,346
Commercial acres sold (for first nine months)	4	39
Revenue per acre sold	$196,996	$285,681
Commercial acres remaining	645	666
Ventures’ undeveloped land and land in the entitlement process
Number of projects	2	2
Acres in entitlement process	1,080	1,080
Acres sold (for first nine months)	1	486
Revenue per acre sold	$10,000	$6,306
Acres undeveloped	5,517	5,641

(a)	Includes 74,000 acres classified as assets held for sale.
Mineral Resources
     We own directly or through ventures about 622,000 net acres of oil and gas mineral interests. Our mineral resources segment is focused on maximizing the value from royalties and other lease revenues from our oil and gas mineral interests located in Texas, Louisiana, Alabama and Georgia. At third quarter-end 2009, we have about 121,000 net acres under lease and about 26,000 net acres held by production.
     A summary of our mineral resources results follows:

	Third Quarter		First Nine Months
	2009	2008	2009	2008
	(In thousands)
Revenues	$18,828	$9,539	$31,767	$40,193
Cost of sales	(221)	(608)	(499)	(1,286)
Operating expenses	(861)	(876)	(2,462)	(2,135)

	17,746	8,055	28,806	36,772
Equity in earnings of unconsolidated ventures	104	127	227	1,162

Segment earnings	$17,850	$8,182	$29,033	$37,934

     Cost of sales represent our share of oil and gas production severance taxes and costs related to our non-operating working interests. Oil and gas production severance taxes were previously classified as operating expenses and are calculated based on a percentage of oil and gas produced. In first nine months 2009, these expenses were partially offset by a refund of $255,000 related to well status changes approved by the Texas Railroad Commission.
     In third quarter 2009, operating expenses principally consist of $292,000 in employee compensation and benefits, $128,000 in contract labor and contract services, $101,000 in information technology, $66,000 in property taxes and $65,000 in depreciation expense. In third quarter 2008, operating expenses principally consist of $326,000 in contract labor and contract services, $303,000 in employee compensation and benefits and $44,000 in property taxes.
     In first nine months 2009, operating expenses principally consist of $990,000 in employee compensation and benefits, $445,000 in contract labor and contract services, $197,000 in property taxes, $196,000 in information technology and $117,000 in depreciation expense. In first nine months 2008, operating expenses principally consist of $1,175,000 in contract labor and contract services as we resourced our operations with a contract workforce while recruiting our minerals team, $369,000 in employee compensation and benefits and $137,000 in property taxes.
     In third quarter and first nine months 2009, equity in earnings of unconsolidated ventures includes our share of royalty revenues as a result of new production activity from a venture located within the Barnett Shale natural gas formation. In first nine months 2008, equity in earnings of unconsolidated ventures includes our share of a lease bonus payment as a result of leasing 241 net mineral acres for $1,568,000.

     Revenues consist of:

	Third Quarter		First Nine Months
	2009	2008	2009	2008
	(In thousands)
Royalties	$2,575	$7,790	$8,454	$16,230
Other lease revenues	16,253	1,749	23,313	23,963

Total revenues	$18,828	$9,539	$31,767	$40,193

     Additional information about our royalties (a) follows:

	Third Quarter		First Nine Months
	2009	2008	2009	2008
Oil production (barrels)	25,400	23,800	76,400	66,500
Average price per barrel	$63.46	$129.38	$52.92	$111.79
Natural gas production (millions of cubic feet)	284.8	437.5	989.4	970.0
Average price per thousand cubic feet	$3.35	$10.59	$4.64	$8.81

(a)	Includes ventures.
     In third quarter 2009, other lease revenues include $15,820,000 in lease bonus payments as a result of leasing almost 10,800 net mineral acres for an average of $1,465 per acre and $403,000 related to delay rental payments. This leasing activity was principally located in Trinity County, Texas. In third quarter 2008, other lease revenues include $1,084,000 in lease bonus payments as a result of leasing about 3,200 net mineral acres for an average of $338 per acre and $623,000 related to delay rental payments.
     In first nine months 2009, other lease revenues include $20,857,000 in lease bonus payments as a result of leasing about 25,000 net mineral acres for an average of $831 per acre and $2,320,000 related to delay rental payments. In first nine months 2008, other lease revenues include $21,650,000 in lease bonus payments as a result of leasing nearly 56,000 net mineral acres for an average of $415 per acre and $1,747,000 related to delay rental payments. This leasing activity was principally located in East Texas and was driven by our proximity to the Cotton Valley, James Lime and Haynesville natural gas formations.
     A summary of our oil and gas mineral interests (a) at third quarter-end 2009 follows:

			Held By
State	Unleased (b)	Leased (c)	Production (d)	Total (e)
	(Net acres)
Texas	116,000	109,000	19,000	244,000
Louisiana	104,000	10,000	7,000	121,000
Alabama	55,000	2,000	—	57,000
Georgia	200,000	—	—	200,000

	475,000	121,000	26,000	622,000

(a)	Includes ventures.

(b)	Includes approximately 6,500 net acres subject to lease option.

(c)	Includes leases in primary lease term only.

(d)	Acres being held by production are producing oil or gas in paying quantities.

(e)	Texas and Louisiana net acres are calculated as the gross number of surface acres multiplied by our percentage ownership of the mineral interest. Alabama and Georgia net acres are calculated as the gross number of surface acres multiplied by our estimated percentage ownership of the mineral interest based on county sampling. Excludes 249 net mineral acres located in Colorado.
     We also have a 45 percent nonparticipating royalty interest in groundwater produced or withdrawn for commercial purposes or sold from approximately 1.38 million acres in Texas, Louisiana, Georgia and Alabama. We have not received any income from this interest.

Fiber Resources
     Our fiber resources segment focuses principally on the management of our timber holdings. We have about 231,000 acres of timber, primarily in Georgia, and about 18,000 acres of timber under lease. We sell wood fiber from our land and lease land for hunting and other recreational uses.
     A summary of our fiber resources results follows:

	Third Quarter		First Nine Months
	2009	2008	2009	2008
	(In thousands)
Revenues	$3,558	$3,474	$12,928	$9,079
Cost of sales	(880)	(947)	(2,816)	(2,418)
Operating expenses	(600)	(753)	(2,020)	(2,012)

	2,078	1,774	8,092	4,649
Other operating income	2	164	187	1,540

Segment earnings	$2,080	$1,938	$8,279	$6,189

     In third quarter 2009, operating expenses principally consist of $297,000 in employee compensation and benefits, $113,000 in facility costs and $79,000 in timber severance taxes. In third quarter 2008, operating expenses principally consist of $281,000 in employee compensation and benefits, $219,000 in contract services, $102,000 in facility costs and $69,000 in timber severance taxes.
     In first nine months 2009, operating expenses principally consist of $956,000 in employee compensation and benefits, $396,000 in facility costs, $258,000 in contract services and $194,000 in timber severance taxes. In first nine months 2008, operating expenses principally consist of $914,000 in employee compensation and benefits, $363,000 in contract services, $297,000 in facility costs and $175,000 in timber severance taxes.
     In first nine months 2008, other operating income principally reflects a gain from partial termination of a timber lease.
     Revenues consist of:

	Third Quarter		First Nine Months
	2009	2008	2009	2008
	(In thousands)
Fiber	$3,140	$2,885	$11,301	$7,495
Recreational leases and other	418	589	1,627	1,584

Total revenues	$3,558	$3,474	$12,928	$9,079

     Fiber sold consists of:

	Third Quarter		First Nine Months
	2009	2008	2009	2008
Pulpwood tons sold	216,200	260,500	666,800	652,500
Average pulpwood price per ton	$8.85	$8.45	$8.27	$8.18
Sawtimber tons sold	63,400	36,000	290,300	115,500
Average sawtimber price per ton	$19.38	$18.93	$19.95	$18.70
Total tons sold	279,600	296,500	957,100	768,000
Average price per ton	$11.24	$9.73	$11.81	$9.76
     In third quarter 2009 and first nine months 2009, total price per ton increased because we harvested and sold a higher mix of larger pine sawtimber. The majority of our sales were to Temple-Inland at market prices.
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

     In third quarter 2009, general and administrative expense principally consists of a $1,753,000 impairment charge related to our undivided 15 percent interest in corporate aircraft contributed to us by Temple-Inland at spin-off, $1,344,000 in employee compensation and benefits, $491,000 in professional services, $467,000 in depreciation expense, $346,000 related to insurance costs and $288,000 in director fees. In third quarter 2008, general and administrative expense principally consists of $1,732,000 in employee compensation and benefits, $376,000 in contract services, $375,000 related to insurance costs, $338,000 in professional services, $323,000 in depreciation expense and $285,000 in director fees.
     In first nine months 2009, general and administrative expense principally consists of $4,291,000 in employee compensation and benefits, $4,122,000 in professional services, of which $3,180,000 was paid to outside advisors regarding an evaluation by our Board of Directors of an unsolicited shareholder proposal, $1,994,000 in impairment charges related to our undivided 15 percent interest in corporate aircraft contributed to us by Temple-Inland at spin-off, $1,348,000 in depreciation expense, $996,000 related to insurance costs, $843,000 in occupancy and $830,000 in director fees. In first nine months 2008, general and administrative expense principally consists of $5,581,000 in employee compensation and benefits, $1,590,000 in professional services, $1,166,000 in insurance related costs, $1,114,000 in contract services, $1,027,000 in depreciation expense and $823,000 in director fees.
     In accordance with our strategic initiatives, in second quarter 2009, we sold about 75,000 acres of timber and timberland in Georgia and Alabama for $119,702,000 to Hancock Timber Resource Group, which acquired the assets on behalf of its investor clients. The transaction generated net proceeds of $116,116,000, which were principally used to reduce our outstanding debt, and resulted in a gain on sale of $79,214,000. In addition, in third quarter 2009, we sold about 20,000 acres of timber and timberland in Georgia for $38,901,000 to St. Regis Paper Company, LLC, affiliate of Holland M. Ware. The transaction generated net proceeds of $37,735,000 and resulted in a gain on sale of $24,833,000.
Income Taxes
     Our effective tax rate was 35 percent in third quarter 2009 and 37 percent in first nine months 2009, both of which include less than a 1 percent benefit attributable to noncontrolling interests. Our effective tax rate was 16 percent, which includes an 11 percent benefit attributable to noncontrolling interests, in third quarter 2008 and 29 percent, which includes a 4 percent benefit attributable to noncontrolling interests, in first nine months 2008. Our 2008 rates also include benefits from percentage depletion and a federal income tax rate change for qualified timber gains due to the Food, Conservation and Energy Act of 2008. As a result of recently adopted sections of the Consolidation Topic of the FASB Codification related to consolidation of noncontrolling interests, income before income taxes includes income from pass-through entities allocable to noncontrolling interests for which there is no income tax provided.
     We anticipate that our effective tax rate in 2009 will be about 37 percent of which less than 1 percent will be attributable to noncontrolling interests.
     We have not provided a valuation allowance for our deferred tax asset because we believe it is likely it will be recoverable in future periods.
     At third quarter-end 2009, we have liabilities of $6,066,000 related to tax benefits not recognized for book purposes, which is included in other liabilities.
Capital Resources and Liquidity
Sources and Uses of Cash
     We operate in cyclical industries and our cash flows fluctuate accordingly. Our principal operating cash requirements are for the acquisition and development of real estate, either directly or indirectly through ventures, taxes, interest and compensation. Our principal sources of cash are proceeds from the sale of real estate and timber, the cash flow from minerals and commercial operating properties, borrowings, and reimbursements from utility and improvement districts. Operating cash flows are affected by the timing of the payment of real estate development expenditures and the collection of proceeds from the eventual sale of the real estate, the timing of which can vary substantially depending on many factors including the size of the project, state and local permitting requirements and availability of utilities. Working capital is subject to operating needs, the timing of sales of real estate and timber, the timing of collection of mineral royalties or mineral lease payments, collection of receivables, reimbursement from utility and improvement districts and the payment of payables and expenses.
Cash Flows from Operating Activities
     Cash flows from our real estate development activities, undeveloped land sales, timber sales, mineral and recreational leases and reimbursements from utility and improvement districts are classified as operating cash flows.

     In first nine months 2009, net cash provided by operating activities was $156,109,000 as proceeds from the sale of about 95,000 acres of timber and timberland in Georgia and Alabama to Hancock Timber Resources Group and St. Regis Paper Company, LLC generated combined net cash proceeds of $153,851,000 and generated a combined gain on sale of assets of $104,047,000. Expenditures for real estate development slightly exceeded non-cash cost of sales due to our development of existing real estate projects, principally in the major markets of Texas. In first nine months 2009, we invested $18,593,000 in Cibolo Canyons near San Antonio, Texas, of which $16,202,000 was invested in the resort development. In first nine months 2009, we received $22,299,000 in reimbursements from utility and improvement districts, of which $20,270,000 was related to our Cibolo Canyons mixed-use development and was accounted for as a reduction of our investment. We have paid estimated income taxes of $31,000,000 in first nine months 2009. In first nine months 2008, net cash used in operating activities was $36,369,000 as expenditures for real estate development and acquisitions exceeded non-cash cost of sales principally due to our continued development of existing real estate projects, principally in the major markets of Texas. In first nine months 2008, we invested $24,362,000 in Cibolo Canyons, of which $14,157,000 was invested in the mixed-use development and $10,205,000 was invested in the resort development.
Cash Flows from Investing Activities
     Capital contributions to and capital distributions from unconsolidated ventures are classified as investing activities. In addition, proceeds from the sale of property and equipment, software costs and expenditures related to reforestation activities are also classified as investing activities.
     In first nine months 2009, net cash used in investing activities was $5,562,000 and is principally related to investment in property, equipment, software and reforestation. Net cash returned from our unconsolidated ventures provided $755,000. In first nine months 2008, net cash used in investing activities was $10,636,000 as capital contributions to our unconsolidated ventures exceeded our capital distributions. In first nine months 2008, we contributed $7,458,000 to our Palisades West LLC venture.
Cash Flows from Financing Activities
     In first nine months 2009, net cash used in financing activities was $115,132,000 as we reduced our outstanding debt by $112,436,000 principally from the net proceeds generated from the sale of about 95,000 acres of timber and timberland in Georgia and Alabama in accordance with our near-term strategic initiatives. In first nine months 2008, net cash provided by financing activities was $46,739,000 as the increase in our debt partially funded our expenditures for real estate development, principally in the major markets of Texas.
Liquidity, Contractual Obligations and Off-Balance Sheet Arrangements
     There have been no significant changes in our liquidity, contractual obligations and off-balance sheet arrangements since year-end 2008 except:
     The net proceeds from the sale of approximately 95,000 acres of timber and timberland in accordance with our near-term strategic initiatives were principally used to reduce our term loan by $50,000,000 and repay our revolving line of credit in the amount of $70,000,000. At third quarter-end 2009, we had $173,725,000 in net unused borrowing capacity under our senior credit facility as compared with $187,933,000 at year-end 2008.
     In third quarter 2009, we amended our senior credit facility, portions of which were amended effective June 30, 2009. The principal amendments were to maintain the interest coverage ratio at 1.50x through December 31, 2009 and, thereafter, adjust to 1.75x; to provide us with the option to extend the maturity date through June 30, 2012 for up to $350,000,000; to reduce the aggregate commitments by $850 per acre of HBU timberland sold pursuant to our near-term strategic initiatives, with such reduction being split 60% to reduce the term loan commitment and 40% to reduce the revolver commitment; to provide that if the interest coverage ratio is less than 2.0x, we will not be permitted to make any company or asset acquisitions without prior approval of the administrative agent; to include all our timberland and high value timberland as collateral and to add a new financial covenant requiring a minimum defined collateral-to-total commitment ratio of 1.75x; to revise the calculation of the consolidated tangible net worth covenant to increase the percentage of our cumulative positive net income included in the calculation from 50% to 75%; to add an additional requirement in the event we desire to pay a dividend on or repurchase our outstanding shares that we have a minimum pro-forma liquidity of $125,000,000 immediately after such payment; to revise the minimum liquidity financial covenant to require a minimum available liquidity at least equal to the lesser of the existing $35,000,000 requirement or 7.5% of the aggregate commitment under the senior credit facility; to establish a minimum interest rate floor of 2% per annum on non-hedged loans; and to increase the interest margin added to the LIBOR and base rate loans by 0.5% per annum. We incurred fees of $3,127,000 related to these amendments. Assuming the sale of about 175,000 acres of HBU timberland in accordance with our near-term strategic initiatives, the total aggregate commitment under our senior credit facility will be $316,250,000, consisting of $85,750,000 under the term loan and $230,500,000 under the revolving line of credit.
     Our senior credit facility and other debt agreements contain terms, conditions and financial covenants customary for such agreements including minimum levels of interest coverage and limitations on leverage. At third quarter-end 2009, we were in compliance with the terms, conditions and financial covenants of these agreements. Based on our current operating projections, we believe that we will remain in compliance with our senior credit facility covenants in the future. The following table details our compliance with the financial covenants of these agreements:

September 30,
Financial Covenant	Requirement	2009
Interest Coverage Ratio (a)	≥ 1.50:1.0	7.49:1.0
Revenues/Capital Expenditures Ratio (b)	≥ 0.80:1.0	2.74:1.0
Total Leverage Ratio (c)	< 40%	19.3%
Minimum Liquidity (d)	> $29 million	$245 million
Net Worth (e)	> $403 million	$524 million
Collateral Value to Loan Commitment Ratio (f)	≥ 1.75:1.0	2.24:1.0

(a)	Calculated as EBITDA (earnings before interest, taxes, depreciation and amortization), plus non-cash compensation expense, plus other non-cash expenses, divided by interest expense. This covenant is applied at the end of each quarter on a rolling four quarter basis.

(b)	Calculated as total gross revenues, plus our pro rata share of the operating revenues from unconsolidated ventures, divided by capital expenditures. Capital expenditures are defined as consolidated development and acquisition expenditures plus our pro rata share of unconsolidated ventures’ development and acquisition expenditures. This covenant is applied at the end of each quarter on a rolling four quarter basis. This requirement increases to ≥ 1.0:1.0 after third quarter 2009.

(c)	Calculated as total funded debt divided by adjusted asset value. Total funded debt includes indebtedness for borrowed funds, secured liabilities and reimbursement obligations with respect to letters of credit or similar instruments. Adjusted asset value is defined as the sum of unrestricted cash and cash equivalents, timberlands, high value timberlands, raw entitled lands, entitled land under development, minerals business, other real estate owned at book value without regard to any indebtedness and our pro rata share of joint ventures’ book value without regard to any indebtedness. This covenant is applied at the end of each quarter.

(d)	Calculated as the amount available for drawing under the revolving commitment, plus unrestricted cash, plus cash equivalents which are not pledged or encumbered and the use of which is not restricted by the terms of any agreement. At third quarter-end 2009, the minimum liquidity is required to be at least equal to the lesser of $35,000,000 or 7.5% of the aggregate commitment under the senior credit facility. At third quarter-end 2009, the requirement was $29,000,000. This covenant is applied at the end of each quarter.

(e)	Calculated as the amount by which consolidated total assets exceeds consolidated total liabilities. At third quarter-end 2009, the requirement is $403,000,000, computed as: $350,000,000, plus 85% of the aggregate net proceeds received by us from any equity offering, plus 75% of all positive net income, on a cumulative basis. This covenant is applied at the end of each quarter.

(f)	Calculated as the total collateral value of timberland, high value timberland and our minerals business, divided by total aggregate loan commitment. This covenant is applied at the end of each quarter.
Cibolo Canyons — San Antonio, Texas
     Cibolo Canyons consists of a mixed-use real estate development we own and the JW Marriott® San Antonio Hill Country Resort & Spa® development owned by third parties. We have about $88,000,000 invested in these projects at third quarter-end 2009.
Resort Hotel, Spa and Golf Development
     In 2007, we entered into agreements to facilitate third-party construction and ownership of the JW Marriott® San Antonio Hill Country Resort & Spa, planned to include a 1,002 room destination resort and two PGA Tour® Tournament Players Club® (TPC) golf courses. Under these agreements, we agreed to transfer to the third-party owners about 700 acres of undeveloped land, to provide about $30,000,000 cash, and to provide approximately $11,500,000 in golf course construction materials, substantially all of which have been provided at third quarter-end 2009.
     In exchange, the third-party owners assigned to us certain rights under an agreement between the third-party owners and a newly created Special Purpose Improvement District (SPID), including the right to receive 9% of hotel occupancy revenues and 1.5% of sales generated within the resort through 2034. Under the agreement, if the resort hotel is not open and operating on July 1, 2011, the City of San Antonio could terminate the SPID thereby eliminating the source of revenue needed to pay us the amounts due under the agreement. If that occurred, it is likely we would be unable to recover our entire investment in the resort development. The resort hotel is under construction and is currently expected to begin operating in first quarter 2010. However, we can provide no assurances that the resort hotel will be operating by that time.

     In third quarter 2009, we entered into a commitment to loan up to $10,000,000 in the aggregate to two third party equity investors in the resort development. Any loans will bear interest at 9%, increasing to 12% after July 2012; will be repayable at the earliest of refinancing or sale of the resort hotel or July 31, 2013; and borrowings, if advanced, will be secured by pledges of funding commitments from the borrowers, including our right to make capital calls and to enforce rights under the fund operating agreements in the event of nonpayment.
     At third quarter-end 2009, we have $42,692,000 invested in the resort development. We will apply the 9% hotel occupancy revenues and 1.5% of sales received against this investment until fully recovered. After our investment has been recovered, we will recognize these receipts as income.
Mixed-Use Development
     The mixed-use development we own consists of 2,100 acres planned to include about 1,700 residential lots and about 145 commercial acres designated for multifamily and retail uses, of which 580 lots and 64 commercial acres have been sold through third quarter-end 2009.
     In 2007, we entered into an agreement with the SPID which provides us the right to be reimbursed for certain infrastructure costs related to the mixed-use development. The SPID’s ability to reimburse us is dependent on the SPID having an adequate tax base to support collections to fund reimbursement. In addition, if the resort hotel is not open and operating by July 1, 2011, the City of San Antonio could terminate the SPID thereby eliminating our right of reimbursement under the agreement. If that occurred, we would seek to recover these infrastructure costs from future sales of lots and commercial acres within the mixed-use development.
     Through third quarter 2009, the SPID has agreed to reimburse us for $49,529,000 of infrastructure costs of which we collected $20,270,000 in third quarter 2009. We anticipate collecting the remaining $29,259,000 as the SPID’s tax base increases to support collections to fund reimbursement. The reimbursement received in third quarter 2009 was accounted for as a reduction of our investment in the mixed-use development.
     We have $45,328,000 invested in the mixed-use development at third quarter-end 2009.
Critical Accounting Policies and Estimates
     There have been no significant changes in our critical accounting policies or estimates in first nine months 2009 from those disclosed in our 2008 Annual Report on Form 10-K.
Recent Accounting Standards
     Please read Note 3 to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.
Statistical and Other Data
     A summary of our real estate projects in the entitlement process (a) at September 30, 2009 follows:

			Project
Project	County	Market	Acres (b)
California
Hidden Creek Estates	Los Angeles	Los Angeles	700
Terrace at Hidden Hills	Los Angeles	Los Angeles	30
Georgia
Ball Ground	Cherokee	Atlanta	500
Burt Creek	Dawson	Atlanta	970
Crossing	Coweta	Atlanta	230
Dallas Highway	Haralson	Atlanta	1,060
Fincher Road	Cherokee	Atlanta	3,950
Fox Hall	Coweta	Atlanta	960
Garland Mountain	Cherokee/Bartow	Atlanta	350
Home Place	Coweta	Atlanta	1,510
Jackson Park	Jackson	Atlanta	700
Martin’s Bridge	Banks	Atlanta	970
Mill Creek	Coweta	Atlanta	770
Serenity	Carroll	Atlanta	440
Waleska	Cherokee	Atlanta	150
Wolf Creek	Carroll/Douglas	Atlanta	12,230
Yellow Creek	Cherokee	Atlanta	1,060
Texas
Lake Houston	Harris/Liberty	Houston	3,700
San Jacinto	Montgomery	Houston	150
Entrada (c)	Travis	Austin	240
Woodlake Village (c)	Montgomery	Houston	840

Total			31,510

(a)	A project is deemed to be in the entitlement process when customary steps necessary for the preparation and submittal of an application, like conducting pre-application meetings or similar discussions with governmental officials, have commenced or an application has been filed. Projects listed may have significant steps remaining, and there is no assurance that entitlements ultimately will be received.

(b)	Project acres, which are the total for the project regardless of our ownership interest, are approximate. The actual number of acres entitled may vary.

(c)	We own a 50 percent interest in these projects.

     A summary of activity within our projects in the development process, which includes entitled (a), developed and under development real estate projects, at September 30, 2009 follows:

					Residential Lots (c)		Commercial Acres (d)
					Lots Sold		Acres Sold
			Interest		Since	Lots	Since	Acres
Project	County	Market	Owned (b)		Inception	Remaining	Inception	Remaining
Projects we own
California
San Joaquin River	Contra Costa/ Sacramento	Oakland	100%		—	—	—	288
Colorado
Buffalo Highlands	Weld	Denver	100%		—	164	—	—
Johnstown Farms	Weld	Denver	100%		115	493	2	8
Pinery West	Douglas	Denver	100%		—	—	—	115
Stonebraker	Weld	Denver	100%		—	603	—	13
Westlake Highlands	Jefferson	Denver	100%		—	21	—	—
Texas
Arrowhead Ranch	Hays	Austin	100%		—	232	—	6
Caruth Lakes	Rockwall	Dallas/Fort Worth	100%		265	384	—	—
Cibolo Canyons	Bexar	San Antonio	100%		580	1,167	64	81
Harbor Lakes	Hood	Dallas/Fort Worth	100%		199	250	—	14
Harbor Mist	Calhoun	Corpus Christi	100%		—	200	—	—
Hunter’s Crossing	Bastrop	Austin	100%		322	169	38	68
La Conterra	Williamson	Austin	100%		53	456	—	60
Maxwell Creek	Collin	Dallas/Fort Worth	100%		665	346	10	—
Oak Creek Estates	Comal	San Antonio	100%		25	623	13	—
The Colony	Bastrop	Austin	100%		409	2,240	22	49
The Gables at North Hill	Collin	Dallas/Fort Worth	100%		195	88	—	—
The Preserve at Pecan Creek	Denton	Dallas/Fort Worth	100%		231	587	—	9
The Ridge at Ribelin Ranch	Travis	Austin	100%		—	—	179	16
Westside at Buttercup Creek	Williamson	Austin	100%		1,288	233	66	—
Other projects (7)	Various	Various	100%		1,548	20	197	23
Georgia
Towne West	Bartow	Atlanta	100%		—	2,674	—	121
Other projects (14)	Various	Atlanta	100%		—	3,054	—	705
Missouri and Utah
Other projects (2)	Various	Various	100%		429	335	—	—

					6,324	14,339	591	1,576

Projects in entities we consolidate
Texas
City Park	Harris	Houston	75%		1,099	212	50	105
Lantana	Denton	Dallas/Fort Worth	55	% (e)	468	1,828	—	—
Light Farms	Collin	Dallas/Fort Worth	65%		—	2,517	—	—
Stoney Creek	Dallas	Dallas/Fort Worth	90%		68	686	—	—
Timber Creek	Collin	Dallas/Fort Worth	88%		—	614	—	—
Other projects (5)	Various	Various	Various		936	271	26	21

					2,571	6,128	76	126

Total owned and consolidated					8,895	20,467	667	1,702

				Residential Lots (c)		Commercial Acres (d)
				Lots Sold		Acres Sold
			Interest	Since	Lots	Since	Acres
Project	County	Market	Owned (b)	Inception	Remaining	Inception	Remaining
Projects in ventures that we account for using the equity method
Georgia
Seven Hills	Paulding	Atlanta	50%	634	446	26	—
The Georgian	Paulding	Atlanta	38%	288	1,097	—	—
Other projects (5)	Various	Atlanta	Various	1,845	249	3	—
Texas
Bar C Ranch	Tarrant	Dallas/Fort Worth	50%	176	1,023	—	—
Fannin Farms West	Tarrant	Dallas/Fort Worth	50%	279	101	—	15
Lantana	Denton	Dallas/Fort Worth	Various (e)	1,436	34	14	75
Long Meadow Farms	Fort Bend	Houston	19%	606	1,500	72	138
Southern Trails	Brazoria	Houston	40%	364	663	—	—
Stonewall Estates	Bexar	San Antonio	25%	212	169	—	—
Summer Creek Ranch	Tarrant	Dallas/Fort Worth	50%	796	1,772	—	363
Summer Lakes	Fort Bend	Houston	50%	325	798	56	—
Village Park	Collin	Dallas/Fort Worth	50%	339	221	3	2
Waterford Park	Fort Bend	Houston	50%	—	493	—	37
Other projects (2)	Various	Various	Various	296	228	—	15
Florida
Other projects (3)	Various	Tampa	Various	473	372	—	—

Total in ventures				8,069	9,166	174	645

Combined total				16,964	29,633	841	2,347

(a)	A project is deemed entitled when all major discretionary land-use approvals have been received. Some projects may require additional permits for development.

(b)	Interest owned reflects our net equity interest in the project, whether owned directly or indirectly. There are some projects that have multiple ownership structures within them. Accordingly, portions of these projects may appear as owned, consolidated and/or accounted for using the equity method.

(c)	Lots are for the total project, regardless of our ownership interest. Lots remaining represent vacant developed lots, lots under development and future planned lots.

(d)	Commercial acres are for the total project, regardless of our ownership interest, and are net developable acres, which may be fewer than the gross acres available in the project.

(e)	The Lantana project consists of a series of 15 partnerships in which our voting interests range from 25 percent to 55 percent. We account for three of these partnerships using the equity method and we consolidate the remaining partnerships.
     A summary of our commercial operating properties, commercial projects and condominium projects at September 30, 2009 follows:

			Interest
Project	County	Market	Owned (a)	Type	Description
Radisson Hotel	Travis	Austin	100%	Hotel	413 guest rooms and suites
Palisades West	Travis	Austin	25%	Office	375,000 square feet
Presidio at Judge’s Hill	Travis	Austin	60%	Condominium	45 units
Las Brisas	Williamson	Austin	49%	Multi-Family	414 unit luxury apartment
Harbor Lakes Golf Club	Hood	Dallas/Fort Worth	100%	Golf Club	18 hole golf course and club
Gulf Coast Apartments	Various	Various	2%	Multi-Family	9 apartment communities

(a)	Interest owned reflects our net equity interest in the project, whether owned directly or indirectly.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
     Our interest rate risk is principally related to our variable-rate debt. Interest rate changes impact earnings due to the resulting increase or decrease in the cost of our variable-rate debt, which was $107,044,000 at third quarter-end 2009 and $229,030,000 at year-end 2008.

     The following table illustrates the estimated effect on our pre-tax income of immediate, parallel and sustained shifts in interest rates for the next 12 months at third quarter-end 2009, with comparative year-end 2008 information. This estimate assumes that debt reductions from contractual payments will be replaced with short-term, variable-rate debt; however, that may not be the financing alternative we would choose.

	September 30,	December 31,
Change in Interest Rates	2009	2008
	(In thousands)
+2%	$(2,165)	$(4,581)
+1%	(1,070)	(2,290)
-1%	1,070	2,290
-2%	2,141	4,581
     Changes in interest rates affect the value of our interest rate swap agreement ($100,000,000 notional amount at third quarter-end 2009). We believe any change in the value of this agreement would not be significant.
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
     In third quarter 2009, a total of 975 restricted shares of our common stock were withheld (all in August 2009) to pay taxes due in connection with vesting of restricted stock awards. The terms of the awards provide that the value of the restricted shares withheld will be based on the closing price per share of our common stock on the vesting date, as reported on the New York Stock Exchange. The price was $13.24.
     On February 11, 2009, we announced that our Board of Directors authorized the repurchase of up to 7,000,000 shares of our common stock, to be funded principally from the sale of HBU timberland. We have not purchased any shares under this authorization, which has no expiration date. We have no repurchase plans or programs that expired during third quarter 2009 and no repurchase plans or programs that we intend to terminate prior to expiration or under which we no longer intend to make further purchases.

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

FORESTAR GROUP INC.
Date: November 5, 2009	By:	/s/ Christopher L. Nines
Christopher L. Nines
Chief Financial Officer

	By:	/s/ Charles D. Jehl
Charles D. Jehl
Chief Accounting Officer