Form 10-K
period 2009-12-31
Forestar Group Inc.
filed 2010-03-03
CIK 1406587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing sales price of the Common Stock on the New York Stock Exchange on June 30, 2009, was approximately $369 million. For purposes of this computation, all officers, directors, and ten percent beneficial owners of the registrant (as indicated in Item 12) are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or ten percent beneficial owners are, in fact, affiliates of the registrant.

As of February 25, 2010, there were 36,391,467 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the Company’s definitive proxy statement for the 2010 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

i

PART I

Item 1.	Business.

Overview

Forestar Group Inc. is committed to maximizing long-term shareholder value. We own directly or through ventures over 251,000 acres of real estate located in nine states and 12 markets and about 620,000 net acres of oil and gas mineral interests. In 2009, we generated revenues of $146 million and net income of $59 million. Unless the context otherwise requires, references to “we,” “us,” “our” and “Forestar” mean Forestar Group Inc. and its consolidated subsidiaries. Unless otherwise indicated, information is presented as of December 31, 2009, and references to acreage owned includes 74,000 acres classified as assets held for sale in accordance with our near-term strategic initiatives and all acres owned by ventures regardless of our ownership interest in a venture.

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

A summary of business segment assets, including assets owned through ventures, follows:

Our real estate segment provided 64 percent of our 2009 consolidated revenues. We secure entitlements and develop infrastructure, primarily for single-family residential and mixed-use communities. We own about 188,000 acres in a broad area around Atlanta, Georgia, with the balance located primarily in Texas. We invest in projects principally in our strategic growth corridors, regions across the southern half of the United States that possess key demographic and growth characteristics that we believe make them attractive for long-term real estate investment.

We have 21 real estate projects representing over 31,000 acres in the entitlement process, principally in Georgia. We also have 75 entitled, developed or under development projects in seven states and 11 markets encompassing over 16,000 remaining acres, comprised of land planned for almost 30,000 residential lots and over 2,300 commercial acres, principally in the major markets of Texas. We own and manage projects both directly and through ventures. We sell land at any point within the value chain when additional time required for entitlement or investment in development will not meet our return criteria. In 2009, we sold over 18,000 acres of undeveloped land through our retail land sales program at an average price of about $2,550 per acre.

Our mineral resources segment provided 25 percent of our 2009 consolidated revenues. We promote the exploitation, exploration and development of oil and gas on our 620,000 net mineral acres. The four principal areas of ownership are Texas, Louisiana, Alabama and Georgia. The majority of our revenues are from lease bonus payments and oil and gas royalties from over 470 producing wells owned and operated by third parties in Texas and Louisiana. Historically, these operations require low capital investment and are low risk.

Our fiber resources segment provided 11 percent of our 2009 consolidated revenues. We sell wood fiber from our land, primarily in Georgia, and lease land for recreational uses. We have about 227,000 acres of timber on our land and about 18,000 acres of timber under lease.

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

Leveraging years of real estate, oil and gas, and other natural resources experience, we believe our management team brings extensive knowledge and expertise which better positions us to maximize long-term value for our shareholders.

Strategy

Our strategy is to maximize and grow long-term shareholder value through:

•	Entitlement and development of real estate;

•	Realization of value from minerals, water and fiber resources; and

•	Strategic and disciplined investment in our business.

We are focused on maximizing real estate values through the entitlement and development of strategically-located residential and mixed-use communities. We secure entitlements by delivering thoughtful plans and balanced solutions that meet the needs of the communities where we operate. Moving land through the entitlement and development process creates significant real estate value. Residential development activities target lot sales to national and regional home builders who build quality products and have strong and effective marketing and sales programs. The lots we deliver in the majority of our communities are for mid-priced homes, predominantly in the first and second move-up categories. We also actively market and sell undeveloped land. Commercial tracts are either sold to or ventured with commercial developers that specialize in the construction and operation of income-producing properties.

We seek to maximize value from our oil and gas mineral interests by increasing the acreage leased, lease rates, royalty interests and additional participation in production in the form of non-operating working interests. In addition, we realize value from our undeveloped land by selling fiber and by managing it for future real estate development and conservation uses. We also generate cash flow and create additional value through recreational leases.

We are committed to disciplined investment in our business. Approximately 70 of our real estate projects were acquired in the open market, with the remainder coming from the entitlement efforts associated with our low-basis lands principally located in and around Atlanta, Georgia. In 2009, given the continued decline in residential and commercial construction activity, we did not acquire additional real estate projects.

Our portfolio of assets in combination with our strategy, management expertise, stewardship and reinvestment in our business, position Forestar to maximize and grow long-term value for shareholders.

Strategic Initiatives

In first quarter 2009, we announced our near-term strategic initiatives to enhance shareholder value by generating significant cash flow, principally from the sale of about 175,000 acres of higher and better use (HBU) timberland, and reducing debt by $150 million.

In 2009, we sold about 95,000 acres of timber and timberland in Georgia and Alabama for approximately $160 million generating net cash proceeds of $154 million, which were principally used to reduce debt and pay taxes, resulting in a gain on sale of assets of $104 million.

At year-end 2009, assets held for sale include 74,000 acres of undeveloped land that is actively being marketed for sale in accordance with our strategic initiatives.

2009 Highlights

In addition to the strategic initiative land sales described above, activities during 2009 include:

•	Receiving $24.9 million in reimbursements from special public improvement districts;

•	Leasing over 25,800 net mineral acres to oil and gas companies for exploration and production activities;

•	Investing approximately $19 million in the resort and real estate development at our Cibolo Canyons mixed-use project located in San Antonio, Texas. Forestar will receive proceeds related to hotel occupancy and sales revenues through 2034 from the 1,002 room JW Marriott® San Antonio Hill Country Resort & Spa, which opened January 22, 2010; and

•	Reducing total debt by over 35 percent or $121 million since year-end 2008.

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

We have real estate in nine states and 12 markets encompassing over 251,000 acres, including about 188,000 acres located in a broad area around Atlanta, Georgia, with the balance located primarily in Texas. Our development projects are principally located in the major markets of Texas.

Our strategy for creating value in our real estate segment is to move acres up the value chain by moving land located in growth corridors but not yet entitled, through the entitlement process, and into development. The chart below depicts our real estate value chain, including real estate owned through ventures.

We have nearly 204,000 undeveloped acres located in the path of population growth. As markets grow and mature, we intend to secure the necessary entitlements, the timing for which varies depending upon the size, location, use and complexity of a project. We have over 31,000 acres in the entitlement process, which includes obtaining zoning and access to water, sewer and roads. Additional entitlements, such as flexible land use provisions, annexation, and the creation of local financing districts, provide us the right to reimbursement of major infrastructure costs and generate additional value for our business. We have over 16,000 acres entitled, developed and under development, comprised of land planned for almost 30,000 residential lots and over 2,300 commercial acres. We use return criteria, which include return on cost, internal rate of return, and cash multiple, when determining whether to invest initially or make additional investment in a project. When investment in development meets our return criteria, we will initiate the development process with subsequent sale of lots to homebuilders or, for commercial parcels, sale to or venture with commercial developers. We sell land at any point within the value chain when additional time required for entitlement or investment in development will not meet our return criteria. In 2009, we sold over 18,000 acres of undeveloped land through our retail land sales program at an average price of about $2,550 per acre.

A summary of our real estate projects in the entitlement process(a) at year-end 2009 follows:

			Project
Project	County	Market	Acres(b)

California
Hidden Creek Estates	Los Angeles	Los Angeles	700
Terrace at Hidden Hills	Los Angeles	Los Angeles	30
Georgia
Ball Ground	Cherokee	Atlanta	500
Burt Creek	Dawson	Atlanta	970
Crossing	Coweta	Atlanta	230
Dallas Highway	Haralson	Atlanta	1,060
Fincher Road	Cherokee	Atlanta	3,890
Fox Hall	Coweta	Atlanta	960
Garland Mountain	Cherokee/Bartow	Atlanta	350
Home Place	Coweta	Atlanta	1,510
Jackson Park	Jackson	Atlanta	700
Martin’s Bridge	Banks	Atlanta	970
Mill Creek	Coweta	Atlanta	770
Serenity	Carroll	Atlanta	440
Waleska	Cherokee	Atlanta	150
Wolf Creek	Carroll/Douglas	Atlanta	12,230
Yellow Creek	Cherokee	Atlanta	1,060
Texas
Lake Houston	Harris/Liberty	Houston	3,700
San Jacinto	Montgomery	Houston	150
Entrada(c)	Travis	Austin	240
Woodlake Village(c)	Montgomery	Houston	840

Total			31,450

(a)	A project is deemed to be in the entitlement process when customary steps necessary for the preparation and submittal of an application, like conducting pre-application meetings or similar discussions with governmental officials, have commenced, or an application has been filed. Projects listed may have significant steps remaining, and there is no assurance that entitlements ultimately will be received.

(b)	Project acres, which are the total for the project regardless of our ownership interest, are approximate. The actual number of acres entitled may vary.

(c)	We own a 50 percent interest in these projects.

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

We develop lots for single-family homes and commercial tracts that are substantially ready for construction of buildings for retail, multifamily, office, industrial or other commercial uses. We sell residential lots primarily to national and regional homebuilders and, to a lesser extent, local homebuilders. We have 75 entitled, developed or under development projects in seven states and 11 markets, principally in the major markets of Texas, encompassing over 16,000 remaining acres, comprised of land planned for almost 30,000 residential lots and over 2,300 commercial acres. We focus our lot sales on the first and second move-up primary housing categories. First and second move-up segments are homes priced above entry-level products yet below the high-end and custom home segments. We reduced investment in real estate development activity in 2009 as we focused development on markets and products which continued to generate sales activity. We also actively market and sell undeveloped land.

Commercial tracts are either sold to or ventured with commercial developers that specialize in the construction and operation of income-producing properties, such as apartments, retail centers, or office buildings. We sell land designated for commercial uses to national retailers and to regional and local commercial developers. We have over 2,300 acres of entitled land designated for commercial use.

One of our current significant mixed-use projects is Cibolo Canyons in the San Antonio market area. Cibolo Canyons is a 2,100 acre mixed-use development planned to include approximately 1,700 residential lots, of which 590 have been sold as of year-end 2009 at an average price of $63,000 per lot. The residential component will include not only traditional single-family homes but also an active adult section and condominiums. Our commercial component is planned to include about 145 acres designated for multifamily and retail uses, of which 64 acres have been sold as of year-end 2009. At Cibolo Canyons is the JW Marriott® San Antonio Hill Country Resort & Spa, a 1,002 room destination resort and two PGA Tour® Tournament Players Club® (TPC) golf courses designed by Pete Dye and Greg Norman. The resort hotel began operations on January 22, 2010. We have the right to receive from a legislatively created Special Purpose Improvement District (SPID) 9 percent of hotel occupancy revenues and 1.5 percent of other resort sales revenues collected as taxes by the SPID through 2034 and to reimbursement of certain infrastructure costs related to the mixed-use development.

A summary of activity within our projects in the development process, which includes entitled(a), developed and under development real estate projects, at year-end 2009 follows:

					Residential Lots(c)		Commercial Acres(d)
					Lots Sold		Acres Sold
			Interest		Since	Lots	Since	Acres
Project	County	Market	Owned(b)		Inception	Remaining	Inception	Remaining

Projects we own
California
San Joaquin River	Contra Costa/ Sacramento	Oakland	100%		—	—	—	288

Colorado
Buffalo Highlands	Weld	Denver	100%		—	164	—	—
Johnstown Farms	Weld	Denver	100%		115	493	2	8
Pinery West	Douglas	Denver	100%		—	—	—	115
Stonebraker	Weld	Denver	100%		—	603	—	13
Westlake Highlands	Jefferson	Denver	100%		6	15	—	—
Texas
Arrowhead Ranch	Hays	Austin	100%		—	232	—	6
Caruth Lakes	Rockwall	Dallas/Fort Worth	100%		279	370	—	—
Cibolo Canyons	Bexar	San Antonio	100%		590	1,157	64	81
Harbor Lakes	Hood	Dallas/Fort Worth	100%		199	250	—	14
Harbor Mist	Calhoun	Corpus Christi	100%		—	200	—	—
Hunter’s Crossing	Bastrop	Austin	100%		322	169	38	68
La Conterra	Williamson	Austin	100%		60	449	—	60
Maxwell Creek	Collin	Dallas/Fort Worth	100%		672	339	10	—
Oak Creek Estates	Comal	San Antonio	100%		67	581	13	—
The Colony	Bastrop	Austin	100%		410	2,242	22	49
The Gables at North Hill	Collin	Dallas/Fort Worth	100%		195	88	—	—
The Preserve at Pecan Creek	Denton	Dallas/Fort Worth	100%		264	554	—	9
The Ridge at Ribelin Ranch	Travis	Austin	100%		—	—	179	16
Westside at Buttercup Creek	Williamson	Austin	100%		1,290	231	66	—
Other projects (7)	Various	Various	100%		1,550	19	197	23
Georgia
Towne West	Bartow	Atlanta	100%		—	2,674	—	121
Other projects (14)	Various	Atlanta	100%		—	2,934	—	705
Missouri and Utah
Other projects (2)	Various	Various	100%		443	321	—	—

					6,462	14,085	591	1,576

Projects in entities we consolidate
Texas
City Park	Harris	Houston	75%		1,099	212	50	105
Lantana	Denton	Dallas/Fort Worth	55%	(e)	498	1,802	—	—
Light Farms	Collin	Dallas/Fort Worth	65%		—	2,517	—	—
Stoney Creek	Dallas	Dallas/Fort Worth	90%		69	685	—	—
Timber Creek	Collin	Dallas/Fort Worth	88%		—	614	—	—
Other projects (5)	Various	Various	Various		936	271	26	21

					2,602	6,101	76	126

Total owned and consolidated					9,064	20,186	667	1,702

Projects in ventures that we account for using the equity method
Georgia
Seven Hills	Paulding	Atlanta	50%		634	446	26	—
The Georgian	Paulding	Atlanta	38%		288	1,097	—	—
Other projects (5)	Various	Atlanta	Various		1,845	77	3	—
Texas
Bar C Ranch	Tarrant	Dallas/Fort Worth	50%		192	1,007	—	—
Fannin Farms West	Tarrant	Dallas/Fort Worth	50%		279	101	—	15
Lantana	Denton	Dallas/Fort Worth	Various	(e)	1,436	34	14	75
Long Meadow Farms	Fort Bend	Houston	19%		607	1,499	72	138
Southern Trails	Brazoria	Houston	40%		372	655	—	—
Stonewall Estates	Bexar	San Antonio	25%		220	161	—	—
Summer Creek Ranch	Tarrant	Dallas/Fort Worth	50%		796	1,772	—	363
Summer Lakes	Fort Bend	Houston	50%		325	798	56	—
Village Park	Collin	Dallas/Fort Worth	50%		339	221	3	2
Waterford Park	Fort Bend	Houston	50%		—	493	—	37
Other projects (2)	Various	Various	Various		296	228	—	15
Florida
Other projects (3)	Various	Tampa	Various		473	372	—	—

Total in ventures					8,102	8,961	174	645

Combined total					17,166	29,147	841	2,347

(a)	A project is deemed entitled when all major discretionary governmental land-use approvals have been received. Some projects may require additional permits and/or non-governmental authorizations for development.

(b)	Interest owned reflects our net equity interest in the project, whether owned directly or indirectly. There are some projects that have multiple ownership structures within them. Accordingly, portions of these projects may appear as owned, consolidated or accounted for using the equity method.

(c)	Lots are for the total project, regardless of our ownership interest. Lots remaining represent vacant developed lots, lots under development and future planned lots.

(d)	Commercial acres are for the total project, regardless of our ownership interest, and are net developable acres, which may be fewer than the gross acres available in the project.

(e)	The Lantana project consists of a series of 15 partnerships in which our voting interests range from 25 percent to 55 percent. We account for three of these partnerships using the equity method and we consolidate the remaining partnerships.

A summary of our significant commercial and income producing properties at year-end 2009 follows:

			Interest
Project	County	Market	Owned(a)	Type	Description

Radisson Hotel	Travis	Austin	100%	Hotel	413 guest rooms and suites
Palisades West	Travis	Austin	25%	Office	375,000 square feet
Las Brisas	Williamson	Austin	49%	Multi-Family	414 unit luxury apartment

(a)	Interest owned reflects our net equity interest in the project, whether owned directly or indirectly.

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

Our ten strategic growth corridors encompass 165,000 square miles, or approximately 5 percent of the total land area in the U.S. According to 2005 census data, 85 million people, 29 percent of the U.S. total, reside in these corridors. The population density in these growth corridors is almost seven times the national average and is projected to grow at nine times the national average between 2000 and 2030. During that time, the corridors are projected to garner approximately 43 percent of the nation’s population growth and 38 percent of total employment growth. Estimated housing demand from these ten growth corridors from 2000 to 2030 exceeds 23 million new homes.

Forestar Strategic Growth Corridors

Our strategy includes not only entitlement and development on our own lands but also growth through strategic and disciplined investment in acquisitions that meet our investment criteria. We did not acquire any new projects in 2009. We continually monitor the markets in our strategic growth corridors for opportunities to purchase developed lots and land at prices that meet our return criteria.

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

The land acquisition and development business is highly fragmented, and we are unaware of any meaningful concentration of market share by any one competitor. Enterprises of varying sizes, from individuals or small companies to large corporations, actively engage in the real estate development business. Many competitors are local, privately-owned companies. We have a few regional competitors and virtually no national competitors other than national homebuilders that, depending on business cycles and market conditions, may enter or exit the real estate development business in some locations to develop lots on which they construct and sell homes. There are very few national homebuilders currently developing lots. During periods when access to capital is restricted, participants with weaker financial conditions tend to be less active. We believe the current environment is one where participants with stronger financial conditions will have a competitive advantage, and where fewer participants will be active.

Mineral Resources

We lease our oil and gas mineral interests to third parties for the exploration and production of oil and gas, principally in Texas and Louisiana. When we lease our mineral interests, we may negotiate a lease bonus payment and retain a royalty interest and may take an additional participation in production, including a non-operating working interest. Non-operating working interests refer to well interests in which we pay a share of the costs to drill, complete and operate a well and receive a proportionate share of the production revenues. We are not an operator with respect to any of the oil and gas activities on our properties.

Our royalty revenues are contractually defined and based on a percentage of production and are received in cash. Our royalty revenues fluctuate based on changes in the market prices for oil and gas, the inevitable decline in production in existing wells, and other factors affecting the third-party oil and gas exploration and production companies including the cost of development and production.

Products

We own oil and gas mineral interests on approximately 620,000 net acres in Texas, Louisiana, Georgia, Alabama, California and Colorado. Our minerals revenue is primarily from lease bonus payments, delay rentals, oil and gas royalty interests, non-operating working interests and other related activities. We engage in leasing certain portions of these oil and gas mineral interests to third parties for the exploration and production of oil and gas, and we are increasingly leveraging our mineral interests to participate in wells drilled on or near our mineral acreage.

Our strategy for maximizing value from our oil and gas mineral interests is to move acres up the minerals value chain by increasing the net acreage leased, the lease bonus amount per acre and the size of retained royalty interests. Additionally, we may participate in non-operating working interests in the drilling, completion and production of oil and gas on or nearby our mineral interests. The chart below depicts our minerals value chain.

Of our 620,000 net acres of oil and gas mineral interests, about 480,000 net acres are available for lease. We have about 140,000 net acres leased for exploration activities, of which about 27,000 net acres are held by production from over 470 oil and gas wells that are owned and operated by others.

Our principal areas of ownership follow:

East Texas and Gulf Coast Basins

We have about 252,000 net mineral acres in East Texas and about 144,000 net mineral acres in Louisiana located within the East Texas and Gulf Coast Basins. These basins contain numerous oil and gas producing formations consisting of conventional, unconventional, and tight sand reservoirs. Of these reservoirs, we have mineral interests in and around production trends in the Wilcox, Frio, Cockfield, James Lime, Pettet, Travis Peak, Cotton Valley, Austin Chalk, Haynesville Shale, and Bossier formations.

Fort Worth Basin

We have about 1,000 net mineral acres in the Fort Worth Basin. This basin contains numerous oil and gas producing formations consisting of conventional, unconventional, and tight sand reservoirs. Of these reservoirs, we have mineral interests in and around the Barnett Shale.

Alabama & Georgia

We have about 42,000 net mineral acres in Alabama and 180,000 net mineral acres in Georgia. These areas have historically had very little oil and gas exploration activity. However, there has been activity in the Floyd and Conesuega Shales in and around our mineral interests, and we currently have about 2,000 acres under lease in Northeastern Alabama.

A summary of our oil and gas mineral acres(a) at year-end 2009 follows:

			Held By
State	Unleased	Leased(b)	Production(c)	Total(d)
	(Net acres)

Texas	130,000	103,000	20,000	253,000
Louisiana	129,000	8,000	7,000	144,000
Georgia	180,000	—	—	180,000
Alabama	40,000	2,000	—	42,000
California	1,000	—	—	1,000

	480,000	113,000	27,000	620,000

(a)	Includes ventures.

(b)	Includes leases in primary lease term only.

(c)	Acres being held by production are producing oil or gas in paying quantities.

(d)	Texas, Louisiana and California net acres are calculated as the gross number of surface acres multiplied by our percentage ownership of the mineral interest. Alabama and Georgia net acres are calculated as the gross number of surface acres multiplied by our estimated percentage ownership of the mineral interest based on county sampling. Excludes 481 net mineral acres located in Colorado.

A summary of our Texas and Louisiana mineral acres(a) by county at year-end 2009 follows:

Texas		Louisiana
County	Net Acres	Parish	Net Acres

Trinity	47,000	Beauregard	79,000
Angelina	42,000	Vernon	39,000
Houston	29,000	Calcasieu	17,000
Anderson	25,000	Allen	7,000
Cherokee	23,000	Rapides	1,000
Sabine	22,000	Other	1,000

Red River	14,000		144,000

Newton	14,000
San Augustine	13,000
Jasper	11,000
Other	13,000

	253,000

(a)	Includes ventures.

Leasing mineral acres for exploration and production creates significant value because we may negotiate a lease bonus payment and retain a royalty interest in all revenues generated by the lessee from oil and gas production. The significant terms of these arrangements include granting the exploration company the rights to any oil or gas it may find and requiring that drilling be commenced within a specified period. In return, we may receive an initial payment (bonus), subsequent payments if drilling has not started within the specified period (delay rentals), and a percentage interest in the value of any oil or gas produced (royalties). If no oil or gas is produced during the required period, all rights are returned to us. Capital requirements are minimal and primarily consist of acquisition costs allocated to mineral interests and administrative costs.

Most leases are for a three-year term although a portion or all of a lease may be extended by the lessee if actual production is occurring. Financial terms vary based on a number of market factors including the location of the mineral interest, the number of acres subject to the agreement, our mineral interest, and proximity to transportation facilities such as pipelines, depth of formations to be drilled and risk. From our retained royalty interests in production sold by third-party exploration and production companies, we received an average net price per barrel of oil of $56.86 in 2009, $106.66 in 2008 and $65.24 in 2007 and per thousand cubic feet of gas of $4.09 in 2009, $8.76 in 2008 and $6.69 in 2007.

We have water interests in about 1.6 million acres including a 45 percent nonparticipating royalty interest in groundwater produced or withdrawn for commercial purposes or sold from approximately 1.4 million acres in Texas, Louisiana, Georgia and Alabama. We have not received any income from this interest.

Proved Developed Reserves

In December 2009, we adopted revised oil and gas reserve estimation and disclosure requirements to conform to the U.S. Securities and Exchange Commission (SEC) “Modernization of Oil and Gas Reporting” rules, which were issued in December 2008. The new rules require disclosure of proved reserves using the twelve-month average beginning-of-month price for the year, rather than year-end prices. These same twelve month average prices are also used in calculating the amount of (and changes in) future net cash inflows related to the standardized measure of discounted future net cash flows.

Our net proved developed oil and natural gas reserves as of year-end 2009 and 2008, all of which are located in the United States, have been estimated by Netherland, Sewell & Associates, Inc. (NSAI) in accordance with the definitions and guidelines of the SEC. This reserve information does not include estimates of reserves and future cash flows associated with proved undeveloped reserves or any potential value related to our 593,000 undeveloped net mineral acres because we are solely royalty and non-operating working interest owners so we do not determine whether or when proved undeveloped reserves will be converted to developed reserves. The third-party operators to which we lease our mineral interests do not provide us with their adopted development plans related to our royalty interests.

Net quantities of proved developed oil and natural gas reserves, principally located in the East Texas, Gulf Coast and Fort Worth Basins, are summarized as follows:

Summary of Oil and Gas Reserves as of Year-End

	Net Reserves
	Oil	Natural Gas
	(Barrels)	(Mcf)
	(In thousands)

Consolidated entities:
Year-end 2009	580	6,660
Year-end 2008	457	7,538
Our share of ventures accounted for using the equity method:
Year-end 2009	—	2,508
Year-end 2008	—	125
Total consolidated and our share of equity method ventures:
Year-end 2009	580	9,168
Year-end 2008	457	7,663

The effect of applying twelve month average beginning-of-month prices, versus 2009 year-end prices, decreased net remaining reserve volumes by 8 percent of total proved reserves. We do not have any estimated reserves of synthetic oil, synthetic natural gas or products of other non-renewable natural resources that are intended to be upgraded into synthetic oil and gas.

Estimates of oil and natural gas reserve information related to our oil and gas interests in 2007, the period prior to our spin-off, are unknown to us. The reserve estimates were based on the economic and operating conditions existing at year-end 2009 and 2008. For 2009, oil prices are based on a twelve month average price of $57.65 per barrel of West Texas Intermediate Crude and natural gas prices are based on a twelve month average price of $3.87 per MMBTU per the Henry Hub spot market. For 2008, oil prices are based on a year-end 2008, West Texas Intermediate posted price of $41.00 per barrel and natural gas prices are based on a year-end 2008, Henry Hub spot market price of $5.71 per MMBTU. All prices were adjusted for quality, transportation fees and regional price differentials. Since the determination and valuation of proved developed reserves is a function of the interpretation of engineering and geologic data and prices for oil and natural gas and the cost to produce these reserves, the reserves presented should be expected to change as future information becomes available. For an estimate of the standardized measure of discounted future net cash flows from proved developed oil and natural gas reserves, see Note 22 — Supplemental Oil and Gas Disclosures (Unaudited) in our consolidated financial statements included in this Annual Report on Form 10-K.

The process of estimating oil and natural gas reserves is complex involving decisions and assumptions in evaluating the available geological, geophysical, engineering and economic data. Accordingly, these estimates are imprecise. Actual future production, oil and natural gas prices, revenues, taxes and quantities of recoverable oil and natural gas reserves might vary from those estimated. Any variance could materially affect the estimated quantities and present value of proved developed reserves. In addition, we may adjust estimates of proved developed reserves to reflect production history, development, prevailing oil and natural gas prices and other factors, many of which are beyond our control.

The primary internal technical person in charge of overseeing our reserves estimates has a Bachelor of Science in Petroleum Engineering and a Masters of Business Administration in Finance and Accounting. He has over 30 years of experience in the exploration and production business as well as experience in gas processing, refining and marketing, coal, geothermal, manufactured utilities and electricity generation.

As part of our internal control over financial reporting, we have a process for reviewing well production data and division of interest percentages prior to submitting well level data to NSAI to prepare reserve estimates on our behalf. Prior to inclusion in the Annual Report on Form 10-K, our primary internal technical person and other members of management review the reserve estimates prepared by NSAI, including the underlying assumptions and estimates upon which they are based, for accuracy and reasonableness.

Production

Oil and natural gas produced and average unit prices related to our royalty interests follows(a):

	For the Year
	2009	2008	2007

Oil production (barrels)	107,200	87,900	94,900
Average price per barrel	$56.86	$106.66	$65.24
Natural gas production (millions of cubic feet)	1,575.8	1,363.4	967.3
Average price per thousand cubic feet	$4.09	$8.76	$6.69

(a)	Includes 100 percent of venture activity. In 2009, our share of activity in ventures accounted for using the equity method was 82 Mcf of natural gas from one venture in which we have a 50 percent interest. We had no production from ventures accounted for using the equity method in 2008 and 2007.

At year-end 2009, production lifting costs, which exclude ad valorem and severance taxes, were $1.14 per Mcfe related to six wells in which we have a non-operating working interest. In 2008 and 2007, this information was not available to us.

Drilling and Other Exploratory and Development Activities; Present Activities

We did not drill any wells or conduct any other exploratory or development activities in 2009, 2008 or 2007, and we are not presently conducting any such activities. In 2009, third-party oil and gas operators to whom we have leased our minerals drilled seven exploratory wells and twenty-four productive development wells within units where we own mineral interests. At year-end 2009, there were no wells being drilled by third-party oil and gas operators on units where we own an interest; however, there were seven wells that were in some stage of the completion process requiring additional activities prior to generating sales.

Delivery Commitments

We have no oil or natural gas delivery commitments.

Wells and Acreage

The number of wells owned and operated by third parties to whom we have leased our minerals, as of year-end 2009 and 2008, follows:

	Wells(a)
	Oil	Natural Gas	Total

Consolidated entities:
Year-end 2009	262	194	456
Year-end 2008	257	181	438
Ventures accounted for using the equity method:
Year-end 2009	—	16	16
Year-end 2008	—	1	1
Total consolidated and equity method ventures:
Year-end 2009	262	210	472
Year-end 2008	257	182	439

(a)	We have royalty interests in all wells at year-end 2009 and 2008. We also have working interests in six of these wells at year-end 2009 and in three of these wells at year-end 2008.

We did not have any wells with production of synthetic oil, synthetic natural gas or products of other non-renewable natural resources that are intended to be upgraded into synthetic oil and gas as of year-end 2009 or 2008. We do not have any plugging liabilities as a royalty interest owner.

At year-end 2009, our proved developed acreage includes 27,000 net mineral acres in which we have royalty interests. In addition, we have 593,000 net undeveloped mineral acres of which 113,000 net acres are leased to third parties for exploration and development.

Markets

Oil and gas revenues are influenced by the prices of these commodities as determined by both regional and global markets. Mineral leasing activity is influenced by the location of our mineral interests relative to existing or projected oil and gas reserves and by the proximity of successful extractive efforts to our mineral interests.

Competition

In locations where our mineral interests are close to producing wells and proven reserves, other parties will compete to lease our mineral interests. Conversely, where our mineral interests are close to areas where reserves have not been discovered we may receive nominal interest in leasing our minerals. When oil and gas prices are higher, we are likely to receive greater interest in leasing our minerals close to producing areas because the economics will support more exploration and extraction activities. Portions of our Texas and Louisiana minerals are proximate to producing wells and proven reserves.

We have little competition from others related to our leasing activities and resulting non-operating working interests. These wells historically have been drilled on or near our owned mineral interests, which allow us to achieve favorable terms from the oil and gas operators. Risk and the increasing need of capital to support drilling, completion and production activities may impact our ability to participate in non-operating working interests.

Fiber Resources

We sell wood fiber from portions of our land, primarily in Georgia, and lease land for hunting and other recreational uses.

Products

We have about 227,000 acres of timber on our lands and about 18,000 acres of timber under lease. In 2009, we sold at market prices, primarily to Temple-Inland, about 1,141,000 tons of timber from our lands. We manage our timberland in accordance with the Sustainable Forestry Initiative® program of Sustainable Forestry Initiative, Inc. Over 213,000 acres of our land, primarily in Georgia, are leased for recreational purposes. Most recreational leases are for a one-year term but may be terminated by us on 30 days’ notice to the lessee.

Information about our principle timber products follows:

	For the Year
	2009	2008

Pulpwood tons sold	810,100	917,000
Sawtimber tons sold	331,300	162,900

Total tons sold	1,141,400	1,079,900

Markets

We have an agreement to sell wood fiber to Temple-Inland at market prices, primarily for use at Temple-Inland’s Rome, Georgia mill complex. The agreement expires in 2013 although the purchase and sale commitments are established annually based on our annual harvest plan. Base prices are determined by independent sources and are indexed to third-party sources. Payment for timber is advanced to us by Temple-Inland on a quarterly basis. It is likely that Temple-Inland will continue to be our largest wood fiber customer. We also sell wood fiber to other parties at market prices.

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

We own approximately 288 acres in several parcels in or near Antioch, California, portions of which were sites of a Temple-Inland paper manufacturing operation that are in remediation. The remediation is being conducted voluntarily with oversight by the California Department of Toxic Substances Control, or DTSC. The DTSC issued Certificates of Completion for approximately 180 acres in 2006. We estimate the remaining cost to complete remediation activities will be about $4.4 million.

Oil and gas operations are subject to numerous federal, state and local laws and regulations controlling the generation, use, storage and discharge of materials into the environment or otherwise relating to the protection of the environment. We participate in wells as a royalty interest owner, and also as a non-operating working interest owner in six wells. We are not an operator with respect to any of the oil and gas activities on our properties. Well operators are responsible for compliance with oil and gas laws and regulations, which include requiring the operator of oil and gas properties to possess permits for the drilling and development of wells, post bonds in connection with various types of activities, and file reports concerning operations.

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

Available Information

From our Internet website, http://www.forestargroup.com, you may obtain additional information about us including:

•	our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, including amendments to these reports, and other documents as soon as reasonably practicable after we file them with the Securities and Exchange Commission;

•	beneficial ownership reports filed by officers, directors, and principal security holders under Section 16(a) of the Securities Exchange Act of 1934, as amended (or the “Exchange Act”); and

•	corporate governance information that includes our

•	corporate governance guidelines,

•	audit committee charter,

•	management development and executive compensation committee charter,

•	nominating and governance committee charter,

•	standards of business conduct and ethics,

•	code of ethics for senior financial officers, and

•	information on how to communicate directly with our board of directors.

We will also provide printed copies of any of these documents to any shareholder free of charge upon request. In addition, the materials we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information about the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information that is filed electronically with the SEC.

Financial Information

Our results of operations, including information regarding our principal business segments, are shown in the Consolidated Financial Statements and the notes thereto attached as pages F-1 through F-37 to this Annual Report on Form 10-K.

Executive Officers

The names, ages and titles of our executive officers are:

Name	Age	Position

James M. DeCosmo	51	President and Chief Executive Officer
Christopher L. Nines	38	Chief Financial Officer
Craig A. Knight	62	Chief Real Estate Officer
Flavious J. Smith, Jr.	51	Executive Vice President
Phillip J. Weber	49	Executive Vice President
Charles T. Etheredge, Jr.	46	Executive Vice President
David M. Grimm	49	Chief Administrative Officer, General Counsel and Secretary
Charles D. Jehl	41	Chief Accounting Officer

James M. DeCosmo has served as our President and Chief Executive Officer since 2006. He served as Group Vice President of Temple-Inland from 2005 to 2007, as Vice President, Forest from 2000 to 2005 and as Director of Forest Management from 1999 to 2000. Prior to joining Temple-Inland, he held various land management positions throughout the southeastern United States.

Christopher L. Nines has served as our Chief Financial Officer since 2007. He served as Temple-Inland’s Director of Investor Relations from 2003 to 2007 and as Corporate Finance Director from 2001 to 2003. He was Senior Vice President of Finance for ConnectSouth Communications, Inc. from 2000 to 2001.

Craig A. Knight has served as our Chief Real Estate Officer since 2006. From 1994 to 2006, he served as President of Lumbermen’s Investment Corporation, which changed its name in 2006 to Forestar (USA) Real Estate Group Inc. Mr. Knight was a principal in the real estate development firm of Heath and Knight Properties from 1991 to 1994 and was a partner with Centre Development from 1978 to 1994.

Flavious J. Smith, Jr. has served as our Executive Vice President since August 2008. He served as Division Land Manager for EOG Resources, Inc. from 2005 to August 2008. He owned and operated Flavious Smith Petroleum Properties, an independent oil and gas operator, from 1989 to 2005, and previously held various leadership positions with several oil and gas and energy-related companies.

Phillip J. Weber has served Forestar as Executive Vice President since October 2009. He served the Federal National Mortgage Association (Fannie Mae) as Senior Vice President — Multifamily from 2006 to October 2009, as Chief of Staff to the CEO from 2004 to 2006, and in other management roles prior to 2004.

Charles T. Etheredge, Jr. has served as our Executive Vice President since 2006. He was a member of Guaranty Bank’s commercial real estate lending segment from 1992 to 2006, where he served as Senior Vice President and Managing Director for the Eastern Region from 1999 to 2006 and as Vice President and Division Manager from 1997 to 1999.

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

Charles D. Jehl has served as our Chief Accounting Officer since 2006. He served as Chief Operations Officer and Chief Financial Officer of Guaranty Insurance Services, Inc. from 2005 to 2006 and as Senior Vice President and Controller from 2000 to 2005. From 1989 to 1999, Mr. Jehl held various financial management positions within Temple-Inland’s financial services segment.

Item 1A.	Risk Factors.

Risks Related to our Real Estate Operations

A decrease in demand for new housing in the markets where we operate could decrease our profitability.

The residential development industry is cyclical and is significantly affected by changes in general and local economic conditions, such as employment levels, availability of financing for home buyers, interest rates, consumer confidence and housing demand. Adverse changes in these conditions generally, or in the markets where we operate, could decrease demand for lots for new homes in these areas. The current market conditions include a general over-supply of housing, decreased sales volumes for both new and existing homes, and flat home prices. There also has been significant tightening of mortgage credit standards, decreasing the availability of mortgage loans to acquire new and existing homes. A further decline in housing demand could negatively affect our real estate development activities, which could result in a decrease in our revenues and earnings.

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

Our real estate development operations are highly dependent upon national, regional, and local homebuilders, as well as other strategic partners, who may have interests that differ from ours and may take actions that adversely affect us.

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

A formal agreement with a venture partner may also involve special risks, such as: we may not have voting control over the venture; the venture partner may take actions contrary to our instructions or requests, or contrary to our policies or objectives with respect to the real estate investments; the venture partner could experience financial difficulties; and actions by a venture partner may subject property owned by the venture to liabilities greater than those contemplated by the venture agreement or have other adverse consequences.

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

We are unable to control the approval or timing of reimbursements or other payments from the special public improvement district (SPID) in which our Cibolo Canyons project is located. Delays or failure by the SPID to approve infrastructure costs for reimbursement or to issue bonds could negatively impact the timing of our future cash flows.

The SPID in which our Cibolo Canyons project is located is an independent governmental entity not affiliated with us. The SPID has an elected governing board comprised of members living within the district, none of whom are affiliated with us. Reimbursement of our infrastructure costs, and timing of payment, is subject to approval and determination by the SPID. The SPID is also obligated to pay to us certain amounts generated from hotel occupancy revenues and other resort sales revenues collected as taxes by the SPID within the district. The amount of revenues collected by the SPID will be impacted by hotel occupancy and resort sales, each of which could be lower than projected. The timing of these payments will be impacted by decisions made by the SPID in regard to whether and when to issue bonds that would generate funds to support payments to us. Decisions by the SPID to delay approval of reimbursements or issuance of bonds could negatively impact the timing of our future cash flows.

Risks Related to our Mineral Resources Operations

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

Our cash flows and results of operations are dependent in part on oil and gas prices, which are volatile. Any substantial or extended decline in the price of oil and gas could have a negative impact on our business operations and future revenues. Moreover, oil and gas prices depend on factors we cannot control, such as: changes in foreign and domestic supply and demand for oil and gas; actions by the Organization of Petroleum Exporting Countries; weather; political conditions in other oil-producing countries, including the possibility of insurgency or war in such areas; prices of foreign exports; availability of alternate fuel sources; the value of the U.S. dollar relative to other major currencies; and governmental regulations.

Our estimated proved reserves are based on many assumptions that may prove to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.

The process of estimating oil and gas reserves is complex involving decisions and assumptions in evaluating the available geological, geophysical, engineering and economic data. Accordingly, these estimates are imprecise. Actual future production, oil and natural gas prices, revenues, taxes and quantities of recoverable oil and natural gas reserves might vary from those estimated. Any variance could materially affect the estimated quantities and present value of proved developed reserves. In addition, we may adjust estimates of proved reserves to reflect production history, development, prevailing oil and gas prices and other factors, many of which are beyond our control.

Changes in environmental or other regulations for extraction of oil or gas could reduce our mineral resource revenues.

An increasing amount of our mineral resources revenue is dependent on newer technologies for extraction of oil or natural gas, specifically hydraulic fracturing. Changes in environmental or other regulations governing hydraulic fracturing could substantially increase the cost or risk associated with extracting oil or gas from our mineral interests, resulting in lower production from our minerals or reduced demand for leasing our minerals. Such changes could result in reduced mineral resources revenues.

Additionally, the U.S. Congress is currently considering legislation to amend the Safe Drinking Water Act to require the disclosure of chemicals used by the oil and gas industry in the hydraulic fracturing process. The sponsors of the bills have asserted that chemicals used in the fracturing process could adversely affect drinking water supplies. The proposed legislation would require the reporting and public disclosure of chemicals used in the fracturing process as well as additional levels of regulation that could lead to operational restrictions and delays and increased operating costs.

The standardized measure of future net cash flows from our proved reserves is not necessarily the same as the current market value of our estimated reserves. Any material inaccuracies in reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.

As required by SEC regulations, we base the estimated discounted future net cash flows from our proved reserves on prices and costs in effect at the time of the estimate. However, actual future net cash flows from our properties will be affected by numerous factors not subject to our control.

The timing of production will affect the timing of actual future net cash flows from proved reserves, and thus their actual present value. In addition, the 10% discount factor we use when calculating discounted future net cash flow, which is required by the SEC, may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil and gas industry in general. Any material inaccuracies in our reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.

General Risks Related to our Operations

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

The competitive conditions in the real estate industry may result in difficulties acquiring suitable land at acceptable prices, lower sales volumes and prices, increased development costs, and delays in construction.

Our business and results of operations are negatively affected by the existence of these conditions.

Our activities are subject to environmental regulations and liabilities that could have a negative effect on our operating results.

Our operations are subject to federal, state, and local laws and regulations related to the protection of the environment. Compliance with these provisions may result in delays, may cause us to invest substantial funds to ensure compliance with applicable environmental regulations and can prohibit or severely restrict real estate development or mineral production activity in environmentally sensitive regions or areas.

Significant reductions in cash flow from slowing real estate, mineral resources or fiber resources market conditions could lead to higher levels of indebtedness, limiting our financial and operating flexibility.

Under our senior credit facility, we have a $125 million term loan and a revolving line of credit. Our senior credit facility matures December 1, 2010, although we have the option to extend the maturity through June 12, 2012. At year-end 2009, we had drawn $125 million of the term loan and no borrowings under the revolving line of credit resulting in a net unused borrowing capacity of $203 million. Amounts due under our senior credit facility are secured by certain of our assets. For a further description of our senior credit facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity — Liquidity and Contractual Obligations.”

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

Some of our ventures have debt, a substantial portion of which is non-recourse to us. Many lenders have substantially curtailed or ceased making real estate acquisition and development loans. When debt within our ventures matures, some of our ventures may be unable to renew existing loans or secure replacement financing, or replacement financing may be more expensive. If our ventures are unable to renew existing loans or secure replacement financing, we may be required to contribute additional equity to our ventures which could increase our risk or increase our borrowings under our senior credit facility, or both. If our ventures secure replacement financing that is more expensive, our profits may be reduced.

Our lenders may be unable or unwilling to fund their commitments under our senior credit facility.

Our senior credit facility includes a revolving line of credit under which we regularly draw funds as required for routine operating liquidity. Some U.S. financial institutions are having difficulty maintaining regulatory capital at levels required for additional lending, and some institutions are experiencing liquidity shortfalls. If some of the lenders participating in our senior credit facility fail to meet their funding commitments, we could be required to borrow from other sources at a higher cost or we may be required to monetize some of our assets to meet our liquidity requirements, which could have an adverse effect on our business, financial position and results of operations.

The current turmoil in the credit markets could limit demand for our products, and affect the overall availability and cost of credit.

At this time, it is unclear whether and to what extent actions taken by the U.S. government will mitigate the effects of the current turmoil in the credit markets and in the economy generally. Demand for our products could be limited by the reduction in availability or increased cost of credit. While we have no immediate need to access the credit markets, the impact of the current turmoil on our ability to obtain financing in the future, and the cost and terms of financing, is unclear. No assurances can be given that the effects of the current credit markets turmoil will not have a material adverse effect on our business, financial position and results of operations.

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

Temple-Inland has received a private letter ruling from the Internal Revenue Service, or IRS, that the spin-off qualifies for tax-free treatment under applicable sections of the Code. In addition, Temple-Inland has received an opinion from tax counsel that the spin-off so qualifies. The IRS ruling and the opinion rely on certain representations, assumptions, and undertakings, including those relating to the past and future conduct of our business, and neither the IRS ruling nor the opinion would be valid if such representations, assumptions, and undertakings were incorrect. Notwithstanding the IRS private letter ruling and opinion, the IRS could determine that the spin-off should be treated as a taxable transaction if it determines that any of the representations, assumptions, or undertakings that were included in the request for the private letter ruling are false or have been violated or if it disagrees with the conclusions in the opinion that are not covered by the IRS ruling. If the spin-off fails to qualify for tax-free treatment, under a tax matters agreement between Temple-Inland and us, we may be required to indemnify Temple-Inland against any tax resulting from the distribution to the extent that such tax resulted from any of our representations or undertakings being incorrect or violated. If we are required to indemnify Temple-Inland or such other persons under the circumstances set forth in the tax matters agreement, we may be subject to substantial liabilities.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our principal executive offices are located in Austin, Texas, where we lease approximately 32,000 square feet of office space from Palisades West, LLC, a venture in which we own a 25 percent interest. We also lease office space in Dallas, Texas; Fort Worth, Texas; Lufkin, Texas; and Atlanta, Georgia. We believe these offices are suitable for conducting our business.

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

Item 4.	Reserved.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the New York Stock Exchange. The high and low sales prices in each quarter in 2009 and 2008 were:

	2009		2008
	Price Range		Price Range
	High	Low	High	Low

First Quarter	$13.50	$5.74	$29.49	$16.50
Second Quarter	14.17	7.36	27.30	18.39
Third Quarter	18.39	10.32	21.03	12.01
Fourth Quarter	22.98	14.31	15.50	2.93
For the Year	22.98	5.74	29.49	2.93

Shareholders

Our stock transfer records indicated that as of February 25, 2010, there were approximately 4,170 holders of record of our common stock.

Dividend Policy

We currently intend to retain any future earnings to support our business and do not anticipate paying cash dividends in the foreseeable future. The declaration and payment of any future dividends will be at the discretion of our Board of Directors after taking into account various factors, including without limitation, our financial condition, earnings, capital requirements of our business, the terms of any credit agreements to which we may be a party at the time, legal requirements (including compliance with the IRS private letter ruling issued in connection with our spin-off), industry practice, and other factors that our Board of Directors deems relevant.

Equity Compensation Plan Information

We have only one equity compensation plan, the Forestar 2007 Stock Incentive Plan, which was approved by our sole shareholder prior to the spin-off. Information at year-end 2009 about our equity compensation plan under which our common stock may be issued follows:

Number of Securities
Remaining Available for
	Number of Securities to be	Weighted-Average	Future Issuance Under
	Issued Upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights(1)(2)	Warrants and Rights	Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,310,797	$21.85	3,096,858
Equity compensation plans not approved by security holders	None	None	None
Total	2,310,797	$21.85	3,096,858

(1)	Includes approximately 1,363,000 issuable to employees and directors of Temple-Inland and Guaranty resulting from the equitable adjustment of Temple-Inland equity awards in connection with our spin-off.

(2)	Includes 108,278 equity-settled restricted stock units, which are excluded from the calculation of weighted-average exercise price.

Issuer Purchases of Equity Securities(1)

				Maximum
			Total Number	Number of
			of Shares	Shares That
			Purchased as	May Yet be
	Total	Average	Part of Publicly	Purchased
	Number of	Price	Announced	Under the
	Shares	Paid per	Plans or	Plans
Period	Purchased(2)	Share	Programs	or Programs

Month 1 (10/1/2009 — 10/31/2009)	—	$—	—	7,000,000
Month 2 (11/1/2009 — 11/30/2009)	57,512	$18.67	—	7,000,000
Month 3 (12/1/2009 — 12/31/2009)	56,134	$21.88	—	7,000,000

Total	113,646	$20.26	—

(1)	On February 11, 2009, we announced that our Board of Directors authorized the repurchase of up to 7,000,000 shares of our common stock. We have not purchased any shares under this authorization, which has no expiration date. We have no repurchase plans or programs that expired during the period covered by the table above and no repurchase plans or programs that we intend to terminate prior to expiration or under which we no longer intend to make further purchases.

(2)	Represents shares withheld to pay taxes in connection with vesting of restricted stock awards and exercises of stock options.

Performance Graph

We composed an index of our peers consisting of Avatar Holdings Inc., Consolidated-Tomoka Land Co., Tejon Ranch Co. and The St. Joe Company (Peer Index). Our cumulative total shareholder return following our spin-off compared to the Russell 2000 Index and to the Peer Index was as shown in the following graph (assuming $100 invested on January 1, 2008):

Pursuant to SEC rules, returns of each of the companies in the Peer Index are weighted according to the respective company’s stock market capitalization at the beginning of each period for which a return is indicated.

Item 6.	Selected Financial Data.

	For the Year
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Revenues:
Real estate	$94,436	$98,859	$142,729	$180,151	$118,121
Mineral resources	36,256	47,671	20,818	27,980	21,049
Fiber resources	15,559	13,192	14,439	17,429	16,317

Total revenues	$146,251	$159,722	$177,986	$225,560	$155,487

Segment earnings:
Real estate(a)	$3,182	$9,075	$39,507	$70,271	$46,418
Mineral resources	32,370	44,076	18,581	26,305	19,629
Fiber resources	9,622	8,896	7,950	6,711	5,221

Total segment earnings	45,174	62,047	66,038	103,287	71,268
Items not allocated to segments:
General and administrative	(22,399)	(19,318)	(17,413)	(14,048)	(9,113)
Share-based compensation	(11,998)	(4,516)	(1,397)	(1,275)	(443)
Gain on sale of assets(b)	104,047	—	—	—	—
Interest expense	(20,459)	(21,283)	(9,229)	(6,229)	(6,439)
Other non-operating income(c)	375	279	705	79	483

Income before taxes	94,740	17,209	38,704	81,814	55,756
Income tax expense	(35,633)	(5,235)	(13,909)	(29,970)	(20,859)

Net income	$59,107	$11,974	$24,795	$51,844	$34,897

Diluted net income per share(d)	$1.64	$0.33	$0.70	$1.47	$0.99
Average diluted shares outstanding(d)	36,102	35,892	35,380	35,380	35,380

At year-end:
Assets	$784,734	$834,576	$748,726	$620,174	$543,944
Debt	$216,626	$337,402	$266,015	$161,117	$121,948
Noncontrolling interest	$5,879	$6,660	$8,629	$7,746	$7,292
Forestar Group Inc. shareholders’/Parent’s equity	$512,456	$447,292	$433,201	$418,052	$381,290
Ratio of total debt to total capitalization	29%	43%	38%	27%	24%

(a)	Beginning in 2006, we eliminated our historical one-month lag in accounting for our investment in our two largest real estate ventures as financial information became more readily available. The one-time effect of eliminating this one-month lag was to increase our 2006 equity in earnings by about $1,104,000.

(b)	In 2009, gain on sale of assets represents Georgia and Alabama timberland sales in accordance with our near-term strategic initiatives.

(c)	In 2006, other non-operating income included $459,000 expense associated with early repayment of debt.

(d)	For 2007 and prior years, we computed diluted net income per share based upon the number of shares of our common stock distributed by Temple-Inland on December 28, 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Annual Report on Form 10-K and other materials we have filed or may file with the Securities and Exchange Commission contain “forward-looking statements” within the meaning of the federal securities laws. These forward-looking statements are identified by their use of terms and phrases such as “believe,” “anticipate,” “could,” “estimate,” “likely,” “intend,” “may,” “plan,” “expect,” and similar expressions, including references to assumptions. These statements reflect our current views with respect to future events and are subject to risk and uncertainties. We note that a variety of factors and uncertainties could cause our actual results to differ significantly from the results discussed in the forward-looking statements. Factors and uncertainties that might cause such differences include, but are not limited to:

•	general economic, market or business conditions in Texas or Georgia, where our real estate activities are concentrated;

•	the opportunities (or lack thereof) that may be presented to us and that we may pursue;

•	significant customer concentration

•	future residential or commercial entitlements, development approvals and the ability to obtain such approvals;

•	accuracy of estimates and other assumptions related to investment in real estate, the expected timing and pricing of land and lot sales and related cost of real estate sales, impairment of long-lived assets, income taxes, share-based compensation and oil and gas reserves;

•	the levels of resale housing inventory and potential impact of foreclosures in our development projects and the regions in which they are located;

•	the development of relationships with strategic partners;

•	fluctuations in costs and expenses;

•	demand for new housing, which can be affected by a number of factors including the availability of mortgage credit;

•	supply of and demand for oil and gas and fluctuations in oil and gas prices;

•	competitive actions by other companies;

•	changes in governmental policies, laws or regulations and actions or restrictions of regulatory agencies;

•	government regulation of exploration and production technology, including hydraulic fracturing;

•	the results of financing efforts, including our ability to obtain financing with favorable terms;

•	our partners’ ability to fund their capital commitments and otherwise fulfill their operating and financial obligations; and

•	the final resolutions or outcomes with respect to our contingent and other liabilities related to our business.

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

In first quarter 2009, we announced our near-term strategic initiatives to enhance shareholder value by generating significant cash flow, principally from the sale of about 175,000 acres of higher and better use (HBU) timberland. In 2009, we sold about 95,000 acres of timber and timberland in Georgia and Alabama for $158,603,000 in two transactions to Hancock Timber Resource Group and St. Regis Paper Company, LLC generating combined net cash proceeds of $153,851,000, which were principally used to reduce debt and pay taxes, resulting in a combined gain on sale of assets of $104,047,000.

Results of Operations for the Years Ended 2009, 2008 and 2007

Net income was $59,107,000 or $1.64 per diluted share in 2009, compared with $11,974,000 or $0.33 per diluted share in 2008 and $24,795,000 or $0.70 per diluted share in 2007.

A summary of our consolidated results follows:

	For the Year
	2009	2008	2007
	(In thousands)

Revenues:
Real estate	$94,436	$98,859	$142,729
Mineral resources	36,256	47,671	20,818
Fiber resources	15,559	13,192	14,439

Total revenues	$146,251	$159,722	$177,986

Segment earnings:
Real estate	$3,182	$9,075	$39,507
Mineral resources	32,370	44,076	18,581
Fiber resources	9,622	8,896	7,950

Total segment earnings	45,174	62,047	66,038
Items not allocated to segments:
General & administrative	(22,399)	(19,318)	(17,413)
Share-based compensation	(11,998)	(4,516)	(1,397)
Gain on sale of assets	104,047	—	—
Interest expense	(20,459)	(21,283)	(9,229)
Other non-operating income	375	279	705

Income before taxes	94,740	17,209	38,704
Income tax expense	(35,633)	(5,235)	(13,909)

Net income	$59,107	$11,974	$24,795

Significant aspects of our results of operations follow:

2009

•	Real estate segment earnings were negatively impacted by impairment charges principally associated with a residential condominium project located in Austin, Texas, two joint venture projects located in Tampa, Florida and an equity investment in an unconsolidated venture. Segment earnings were also negatively impacted by environmental remediation charges.

•	Mineral resources segment earnings declined principally due to lower royalty revenues as result of lower natural gas and oil prices, and to a lesser extent, lower lease bonus revenues from decreased leasing activity and increased infrastructure costs associated with developing our mineral resources organization.

•	Fiber resources segment earnings increased principally due to increased volumes and higher prices related to a higher mix of larger pine sawtimber sold from our Texas forest.

•	General and administrative expense includes about $3,200,000 paid to outside advisors regarding an evaluation by our Board of Directors of an unsolicited shareholder proposal and $2,213,000 in non-cash impairment charges related to our undivided 15 percent interest in corporate aircraft contributed to us by Temple-Inland at spin-off. Other general and administrative expenses have declined as result of execution of our near-term strategic initiatives to lower costs.

•	Share-based compensation increased principally due to our higher stock price and increased number of cash-settled equity awards.

•	Gain on sale of assets results from the sale of 95,000 acres of timber and timberland in Georgia and Alabama for $158,603,000 generating net cash proceeds of $153,851,000, which were principally used to reduce debt and pay taxes, resulting in a gain on sale of assets of $104,047,000.

•	Interest expense decreased as result of lower debt levels.

2008

•	Real estate segment earnings declined principally due to a continued decrease in the sales of residential real estate, decreased commercial sales activity, increased costs associated with environmental remediation, and asset impairments.

•	Mineral resources segment earnings increased as a result of bonus payments received for leasing over 61,500 net mineral acres. Mineral resources segment earnings also benefited from increased production volumes from new well activity and higher average oil and natural gas prices.

•	General and administrative expenses increased as a result of costs associated with the continued development of corporate functions as well as start-up costs necessary as a stand-alone public company.

•	Share-based compensation expense increased primarily due to accelerated expense recognition in conjunction with awards granted to retirement-eligible employees, and an increase in the number of participants in our plan.

•	Interest expense increased as a result of higher debt levels and higher borrowing costs.

2007

•	Net income decreased as a result of the overall decline in the housing industry and a reduction in activity within our mineral resources segment.

•	General and administrative expenses increased as a result of costs associated with the development of corporate functions as a stand-alone company.

•	Interest expense increased principally as a result of higher debt levels.

Current Market Conditions

Current market conditions in the single-family residential industry continue to be difficult, characterized by product oversupply, depressed sales volumes and prices, high unemployment rates and low consumer confidence. In 2009, most homebuilders continued to focus on balance sheet health and liquidity, making them reluctant to purchase new lots. While all markets are being negatively affected by overall poor economic conditions, not all geographic areas and products have been affected to the same extent or with equal severity. These difficult market conditions may continue throughout 2010.

In 2009, oil prices decreased compared with 2008 principally due to slower economic activity and reduced demand. Natural gas prices have remained depressed as production remains strong and the economic downturn has reduced demand resulting in increased inventory levels. Exploration and production companies remained conservative reducing capital expenditures for drilling and lease acquisition due to lower prices. These conditions may impact the demand for new mineral leases, new exploration activity and the amount of royalty revenues we receive.

Pulpwood demand is relatively stable in our markets. The average price at which we sold fiber products is up principally due to our harvesting and selling a higher mix of larger pine sawtimber.

Business Segments

In 2008, we changed our reportable segments to reflect our post-spin management of the operations transferred to us from Temple-Inland. All prior period segment information has been reclassified to conform to the current presentation. We manage our operations through three business segments:

•	Real estate,

•	Mineral resources, and

•	Fiber resources.

We evaluate performance based on earnings before unallocated items and income taxes. Segment earnings consist of operating income, equity in earnings (loss) of unconsolidated ventures and net income attributable to noncontrolling interests. Unallocated items consist of general and administrative expense, share-based compensation, gain on sale of assets, interest expense and other non-operating income and expense. The accounting policies of the segments are the same as those described in the accounting policy note to the consolidated financial statements.

We operate in cyclical industries. Our operations are affected to varying degrees by supply and demand factors and economic conditions including changes in interest rates, availability of mortgage credit, consumer sentiment, new housing starts, real estate values, employment levels, changes in the market prices for oil, natural gas, and timber, and the overall strength or weakness of the U.S. economy.

Real Estate

We own directly or through ventures over 251,000 acres of real estate located in nine states and 12 markets. Our real estate segment secures entitlements and develops infrastructure on our lands, primarily for single-family residential and mixed-use communities. We own about 188,000 acres in a broad area around Atlanta, Georgia, with the balance located primarily in Texas. We target investments principally in our strategic growth corridors, regions across the southern half of the United States that possess key demographic and growth characteristics that we believe make them attractive for long-term real estate investment. We own and manage our projects either directly or through ventures. Our real estate segment revenues are principally derived from the sales of residential single-family lots, undeveloped land and commercial real estate and to a lesser degree from the operation of commercial properties, primarily a hotel.

A summary of our real estate results follows:

	For the Year
	2009	2008	2007
	(In thousands)

Revenues	$94,436	$98,859	$142,729
Cost of sales	(46,307)	(55,131)	(75,982)
Operating expenses	(34,319)	(35,898)	(25,201)

	13,810	7,830	41,546
Equity in (loss) earnings of unconsolidated ventures	(8,161)	3,480	3,732
Less: Net income attributable to noncontrolling interests	(2,467)	(2,235)	(5,771)

Segment earnings	$3,182	$9,075	$39,507

In 2009, cost of sales includes $5,718,000 in impairment charges related principally to a residential condominium project located in Austin, Texas. Operating expenses principally consist of $9,115,000 in property taxes, $6,112,000 in employee compensation and benefits, $3,702,000 related to environmental remediation charges, $2,727,000 in professional services, $2,167,000 in depreciation, $2,054,000 in community maintenance and $1,195,000 in marketing and advertising.

In 2009, CL Realty, a venture in which we own a 50 percent interest, recognized impairment charges of $8,538,000 related to two residential real estate projects located in Tampa, Florida and an equity investment in an unconsolidated venture. Our share of these charges is $4,269,000 and is included in equity in (loss) earnings of unconsolidated ventures.

In 2008, cost of sales includes $3,000,000 in asset impairment charges related to wholly-owned residential real estate projects, principally in Texas. Operating expenses principally consist of $10,030,000 in property taxes, $8,109,000 in employee compensation and benefits, $3,007,000 related to environmental remediation activities, $2,585,000 in professional services, $2,094,000 in marketing and advertising, $2,076,000 in depreciation and $1,342,000 in community maintenance. Segment earnings benefited from $943,000 in recovered project infrastructure costs from an improvement district related to a project in Texas in which we no longer have an investment.

In 2007, cost of sales includes $6,518,000 in asset impairment charges related to residential real estate projects and a commercial golf club operation in Texas. Operating expenses principally consist of $7,405,000 in property taxes, $3,907,000 related to employee compensation and benefits, $2,333,000 in depreciation, $1,156,000 in professional services and $993,000 in facilities expense.

Revenues in our owned and consolidated ventures consist of:

	For the Year
	2009	2008	2007
	(In thousands)

Residential real estate	$27,677	$38,110	$56,731
Commercial real estate	793	9,440	43,220
Undeveloped land	46,580	26,005	17,939
Commercial operating properties	18,214	21,488	20,383
Other	1,172	3,816	4,456

Total revenues	$94,436	$98,859	$142,729

Units sold in our owned and consolidated ventures consist of:

	For the Year
	2009	2008	2007

Residential real estate:
Lots sold	483	812	1,076
Average price per lot sold	$53,469	$45,712	$51,079
Commercial real estate:
Acres sold	2	55	166
Average price per acre sold	$433,406	$172,346	$260,229
Undeveloped land:
Acres sold	18,204	5,577	2,486
Average price per acre sold	$2,550	$4,663	$6,748

Residential real estate revenues principally consist of the sale of single-family lots to national, regional and local homebuilders. In 2009, residential real estate revenues continued to decline as a result of decreased demand for single-family lots due to the overall decline in the housing industry. These difficult housing markets and credit conditions may continue throughout 2010. In 2008, average prices for residential lots sold were negatively impacted by the sale of 192 high density lots for approximately $24,300 per lot.

The continued decrease in commercial real estate revenue in 2009 is attributable to limited availability of commercial real estate acquisition and development mortgages to potential third-party purchasers. Commercial real estate revenues in 2007 included $31,000,000 from three sales aggregating 91 acres on which we recognized income of $17,000,000.

As market conditions for residential and commercial real estate sales continued to deteriorate in 2008 and 2009, we allocated additional internal resources and focused our strategic marketing efforts toward sale of undeveloped land through our retail land sales program. As a result, in 2009, we sold 18,204 acres from our owned and consolidated ventures at an average price of $2,550 per acre, generating about $46,420,000 in revenues. In 2008, we sold 5,577 acres from our owned and consolidated ventures at an average price of $4,663 per acre, generating $26,005,000 in revenues.

Information about our real estate projects and our real estate ventures follows:

	Year-End
	2009	2008

Owned and consolidated ventures:
Entitled, developed and under development projects
Number of projects	54	57
Residential lots remaining	20,186	20,561
Commercial acres remaining	1,702	1,624
Undeveloped land and land in the entitlement process
Number of projects	19	23
Acres in entitlement process	30,370	32,640
Acres undeveloped(a)	198,063	309,232
Ventures accounted for using the equity method:
Ventures’ lot sales (for the year)
Lots sold	159	248
Average price per lot sold	$60,589	$57,750
Ventures’ entitled, developed and under development projects
Number of projects	21	21
Residential lots remaining	8,961	9,348
Commercial acres sold (for the year)	4	65
Average price per acre sold	$188,144	$280,609
Commercial acres remaining	645	648
Ventures’ undeveloped land and land in the entitlement process
Number of projects	2	2
Acres in entitlement process	1,080	1,080
Acres sold (for the year)	1	486
Average price per acre sold	$10,000	$6,306
Acres undeveloped	5,517	5,641

(a)	Includes 74,000 acres classified as assets held for sale.

Mineral Resources

We own directly or through ventures about 620,000 net acres of oil and natural gas mineral interests. Our mineral resources segment is focused on maximizing the value from royalties and other lease revenues from our oil and natural gas mineral interests located principally in Texas, Louisiana, Alabama and Georgia. At year-end 2009, we have about 113,000 net acres under lease and about 27,000 net acres held by production.

A summary of our mineral resources results follows:

	For the Year
	2009	2008	2007
	(In thousands)

Revenues	$36,256	$47,671	$20,818
Cost of sales	(922)	(1,714)	—
Operating expenses	(3,354)	(3,043)	(2,237)

	31,980	42,914	18,581
Equity in earnings of unconsolidated ventures	390	1,162	—

Segment earnings	$32,370	$44,076	$18,581

Cost of sales represent our share of oil and natural gas production severance taxes, which are calculated based on a percentage of oil and natural gas produced and costs related to our non-operating working interests. In 2009, these expenses were partially offset by a refund of $255,000 related to well status changes approved by the Texas Railroad Commission. In 2007, oil and natural gas production severance taxes were reflected as a reduction of revenues.

In 2009, operating expenses principally consist of $1,299,000 in employee compensation and benefits, $792,000 in contract labor and contract services, $301,000 in property taxes, $260,000 in information technology and $184,000 in depreciation. Equity in earnings of unconsolidated ventures includes our share of royalties from a venture located within the Barnett Shale natural gas formation.

In 2008, operating expenses principally consist of $1,236,000 in contract labor and contract services as we resourced our operations with a contract workforce while recruiting our minerals team, $911,000 related to employee compensation and benefits and $250,000 in property taxes. Equity in earnings of unconsolidated ventures includes our share of a lease bonus payment as result of leasing 241 net mineral acres for $1,568,000. This leasing activity was located within the Barnett Shale natural gas formation.

Revenues consist of:

	For the Year
	2009	2008	2007
	(In thousands)

Royalties	$11,910	$21,639	$13,114
Other lease revenues	24,346	26,032	7,704

Total revenues	$36,256	$47,671	$20,818

Additional information about our royalties(a) follows:

	For the Year
	2009	2008	2007

Oil production (barrels)	107,200	87,900	94,900
Average price per barrel	$56.86	$106.66	$65.24
Natural gas production (millions of cubic feet)	1,575.8	1,363.4	967.3
Average price per thousand cubic feet	$4.09	$8.76	$6.69

(a)	Includes 100 percent of venture activity. In 2009, our share of activity in ventures accounted for using the equity method was 82 Mcf of natural gas from one venture in which we have a 50 percent interest. We had no production from ventures accounted for using the equity method in 2008 and 2007.

In 2009, royalty revenues declined principally due to lower natural gas and oil prices, which were partially offset by higher production volume principally due to the increased number of new wells commencing production. At year-end 2009, there were 472 active wells owned and operated by others on our leased mineral acres compared to 439 wells at year-end 2008.

In 2009, other lease revenues include $21,333,000 in lease bonus payments as a result of leasing over 25,800 net mineral acres for an average of $827 per acre and $2,530,000 from delay rental payments. This leasing activity was located principally in Trinity County, Texas.

In 2008, royalty revenues increased principally due to higher natural gas prices.

In 2008, other lease revenues include $23,356,000 in lease bonus payments as a result of leasing over 61,300 net mineral acres for an average of $381 per acre and $1,986,000 from delay rental payments. The leasing activity was located principally in East Texas and was driven by our proximity to the Cotton Valley, James Lime and Haynesville natural gas formations.

In 2007, other lease revenues include $6,719,000 in lease bonus payments as a result of leasing over 30,100 net mineral acres for an average of $222 per acre and $985,000 from delay rental payments.

A summary of our oil and natural gas mineral acres(a) at year-end 2009 follows:

			Held By
State	Unleased	Leased(b)	Production(c)	Total(d)
	(Net acres)

Texas	130,000	103,000	20,000	253,000
Louisiana	129,000	8,000	7,000	144,000
Georgia	180,000	—	—	180,000
Alabama	40,000	2,000	—	42,000
California	1,000	—	—	1,000

	480,000	113,000	27,000	620,000

(a)	Includes ventures.

(b)	Includes leases in primary lease term only.

(c)	Acres being held by production are producing oil or natural gas in paying quantities.

(d)	Texas, Louisiana and California net acres are calculated as the gross number of surface acres multiplied by our percentage ownership of the mineral interest. Alabama and Georgia net acres are calculated as the gross number of surface acres multiplied by our estimated percentage ownership of the mineral interest based on county sampling. Excludes 481 net mineral acres located in Colorado.

We have water interest in about 1.6 million acres, including a 45 percent nonparticipating royalty interest in groundwater produced or withdrawn for commercial purposes or sold from approximately 1.4 million acres in Texas, Louisiana, Georgia and Alabama. We have not received any income from this interest.

Fiber Resources

Our fiber resources segment focuses principally on the management of our timber holdings. We have about 227,000 acres of timber, primarily in Georgia, and about 18,000 acres of timber under lease. We sell wood fiber from our land and lease land for hunting and other recreational uses. In accordance with our near-term strategic initiatives, we sold 95,000 acres and intend to sell an additional 74,000 acres classified as held for sale. As a result of executing these initiatives, future segment revenues and earnings are anticipated to be lower.

A summary of our fiber resources results follows:

	For the Year
	2009	2008	2007
	(In thousands)

Revenues	$15,559	$13,192	$14,439
Cost of sales	(3,396)	(3,357)	(3,672)
Operating expenses	(2,728)	(2,611)	(5,060)

	9,435	7,224	5,707
Other operating income	187	1,672	2,243

Segment earnings	$9,622	$8,896	$7,950

In 2009, operating expenses principally consisted of $1,241,000 in employee compensation and benefits, $533,000 in facility costs and $224,000 in timber severance taxes.

In 2008, operating expenses decreased as a result of establishing our post-spin operating structure and principally consist of $1,036,000 related to employee compensation and benefits and $600,000 related to contract services. In 2007, operating expenses were allocated to us from Temple-Inland.

In 2008 and 2007, other operating income principally reflects a gain from partial termination of a timber lease related to land sold from Ironstob LLC, a venture created in 2007. We have a 58 percent ownership interest in this venture which controls about 16,000 acres of undeveloped land near Atlanta, Georgia.

Revenues consist of:

	For the Year
	2009	2008	2007
	(In thousands)

Fiber	$13,478	$10,987	$13,722
Recreational leases and other	2,081	2,205	717

Total revenues	$15,559	$13,192	$14,439

Fiber sold consists of:

	For the Year
	2009	2008	2007

Tons sold	1,141,400	1,079,900	1,215,500
Average price per ton	$11.81	$10.17	$11.29

In 2009, total price per ton increased due to sales including a higher proportional mix of sawtimber versus pulpwood. In 2008, average price per ton decreased because we harvested and sold higher levels of pulpwood. The majority of our sales were to Temple-Inland at market prices.

In 2007, Temple-Inland retained a greater portion of recreational lease revenues.

Additional information about our fiber sold follows:

	For the Year
	2009	2008

Pulpwood tons sold	810,100	917,000
Average pulpwood price per ton	$8.53	$8.52
Sawtimber tons sold	331,300	162,900
Average sawtimber price per ton	$19.82	$19.51
Total tons sold	1,141,400	1,079,900
Average price per ton	$11.81	$10.17

In 2007, fiber revenues were allocated to us from Temple-Inland and the detail by product is not available to us.

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

In 2009, general and administrative expense principally consists of $5,687,000 in employee compensation and benefits, $4,686,000 in professional services, of which about $3,200,000 was paid to outside advisors regarding an evaluation by our Board of Directors of an unsolicited shareholder proposal, $2,213,000 in non-cash impairment charges related to our undivided 15 percent interest in corporate aircraft contributed to us by Temple-Inland at spin-off, $1,728,000 in depreciation expense, $1,308,000 in insurance, $1,134,000 in facilities expense and $1,111,000 in director fees. In 2008, the increase in general and administrative expenses was due to increased costs associated with implementing corporate functions as a stand-alone public company. In 2007, general and administrative expenses were allocated from Temple-Inland.

In 2009, the increase in share-based compensation was due to our higher stock price and increased number of cash-settled equity awards. In 2008, the increase in share-based compensation expense was a result of recognizing accelerated expense for retirement eligible employees and fully vested awards to members of our board of directors, and from an increase in the number of participants in our plan. In 2007, share-based compensation was allocated from Temple-Inland and represents the expense of Temple-Inland share-based awards granted to our employees.

In 2009, gain on sale of assets of $104,047,000 results from the sale of 95,000 acres of timber and timberland in Georgia and Alabama for $158,603,000 generating net cash proceeds of $153,851,000, which were principally used to reduce debt and pay taxes.

In 2009, interest expense decreased as result of lower debt levels. In 2008 and 2007, the increase in interest expense was due to higher average debt balances and higher borrowing costs.

Income Taxes

Our effective tax rate and the benefit attributable to noncontrolling interests was 37 percent and 1 percent in 2009, 27 percent and 4 percent in 2008 and 31 percent and 5 percent in 2007. Our 2009 and 2008 rates also include benefits from percentage depletion and a federal income tax rate change for qualified timber gains due to the Food, Conservation and Energy Act of 2008. Income before income taxes includes income from pass-through entities allocable to noncontrolling interests for which there is no income tax provided.

We anticipate that our effective tax rate in 2010 will be about 37 percent of which about 2 percent will be attributable to noncontrolling interests.

Capital Resources and Liquidity

Sources and Uses of Cash

We operate in cyclical industries and our cash flows fluctuate accordingly. Our principal operating cash requirements are for the acquisition and development of real estate, either directly or indirectly through ventures, taxes, interest and compensation. Our principal sources of cash are proceeds from the sale of real estate and timber, the cash flow from minerals and commercial operating properties, borrowings, and reimbursements from utility and improvement districts. Operating cash flows are affected by the timing of the payment of real estate development expenditures and the collection of proceeds from the eventual sale of the real estate, the timing of which can vary substantially depending on many factors including the size of the project, state and local permitting requirements and availability of utilities, and by the timing of oil and natural gas leasing and production activities. Working capital is subject to operating needs, the timing of sales of real estate and timber, the timing of collection of mineral royalties or mineral lease payments, collection of receivables, reimbursement from utility and improvement districts and the payment of payables and expenses.

Cash Flows from Operating Activities

Cash flows from our real estate development activities, undeveloped land sales, timber sales, mineral and recreational leases and reimbursements from utility and improvement districts are classified as operating cash flows.

Net cash provided by (used for) operations was $142,120,000 in 2009, ($51,889,000) in 2008 and ($63,981,000) in 2007. In 2009, proceeds from the sale of about 95,000 acres of timber and timberland in Georgia and Alabama generated pre-tax net cash proceeds of $153,851,000 and generated gain on sale of assets of $104,047,000. Expenditures for real estate development slightly exceeded non-cash cost of sales due to our commitment to the resort at Cibolo Canyons and our development of existing real estate projects, principally in the major markets of Texas. We invested $18,857,000 in Cibolo Canyons near San Antonio, Texas, of which $16,235,000 was invested in the resort development. We received $24,945,000 in reimbursements from utility and improvement districts, of which $20,270,000 was related to our Cibolo Canyons mixed-use development and was accounted for as a reduction of our investment. We paid estimated income taxes of $48,299,000 for 2009.

In 2008, expenditures for real estate development and acquisition exceeded non-cash real estate cost of sales principally due to contractual commitments to our Cibolo Canyons project. We invested $34,863,000 in this project in 2008 of which $18,301,000 was invested in the resort development.

In 2007, expenditures for real estate development and acquisition significantly exceeded non-cash real estate cost of sales principally due to the investment of $47,000,000 in new real estate projects, an increase in the deferred tax asset of $19,544,000 due primarily to a tax gain resulting from our contractual right to receive certain hotel occupancy and sales revenues through 2034 at our Cibolo Canyons project and distributions to noncontrolling interests of $11,042,000.

Cash Flows from Investing Activities

Capital contributions to and capital distributions from unconsolidated ventures are classified as investing activities. In addition, proceeds from the sale of property and equipment, software costs and expenditures related to reforestation activities are also classified as investing activities.

In 2009, net cash (used for) investing activities was ($6,373,000) and is principally related to our investment in property, equipment, software and reforestation. Net cash returned from our unconsolidated ventures provided $922,000.

In 2008, net cash (used for) investing activities was ($16,667,000) as capital contributed to unconsolidated ventures exceeded distributions received principally due to our contractual commitment to Palisades West LLC. In 2008, we contributed $9,118,000 to this venture which consists of two office buildings totaling approximately 375,000 square feet located in Austin, Texas.

In 2007, net cash (used for) investing activities was ($10,828,000) as capital contributed to unconsolidated ventures exceeded distributions received.

Cash Flows from Financing Activities

Net cash (used for) provided by financing activities was ($122,823,000) in 2009, $69,163,000 in 2008 and $71,979,000 in 2007. In 2009, we reduced our outstanding debt by $120,776,000 principally from the net proceeds generated from the sale of about 95,000 acres of timber and timberland in Georgia and Alabama.

In 2008, our debt increased by $71,387,000 to fund our real estate development expenditures, net investment in our unconsolidated ventures and net working capital to operate our business.

In 2007, the increase in debt funded expenditures for real estate development and acquisitions.

Liquidity and Contractual Obligations

Liquidity

At year-end 2009, net unused borrowing capacity under our senior credit facility is calculated as follows:

Senior
Credit Facility
(In thousands)

Borrowing base availability	$359,335
Less: borrowings	(125,000)
Less: letters of credit	(3,071)
Less: minimum liquidity covenant	(28,703)

Unused borrowing capacity	$202,561

The net proceeds from the sale of approximately 95,000 acres of timber and timberland in accordance with our near-term strategic initiatives were principally used to reduce our term loan by $50,000,000 and repay our revolving line of credit in the amount of $70,000,000.

Our senior credit facility provides for a $125,000,000 term loan and a $257,700,000 revolving line of credit. The term loan and revolving line of credit may be prepaid at any time without penalty. The aggregate commitment under this agreement will be reduced by $850 per acre of HBU timberland sold pursuant to our near-term strategic initiatives, with such reduction being split 60 percent to reduce the term loan commitment and 40 percent to reduce the revolving line of credit. Assuming the sale of 74,000 acres classified as held for sale in accordance with our near-term strategic initiatives, the total aggregate commitment under our senior credit facility will be $316,250,000, consisting of $85,750,000 under the term loan and $230,500,000 under the revolving line of credit. The revolving line of credit includes a sublimit for letters of credit equal to the lesser of $100,000,000 or 22 percent of the aggregate facility commitments, of which $3,071,000 was outstanding at year-end 2009. Total borrowings under our senior credit facility (including the face amount of letters of credit) may not exceed a borrowing base formula, and includes a minimum liquidity requirement equal to the lesser of $35,000,000 or 7.5 percent of the aggregate facility commitments at each quarter-end.

Our senior credit facility matures December 1, 2010, although we have the option to extend the maturity through June 30, 2012 and it is likely we will exercise the extension option. At our option, we can borrow at LIBOR plus 4.5 percent (subject to a 2 percent LIBOR floor) or Prime plus 2.5 percent. All borrowings under the senior credit facility are secured by (a) all timberland and high-value timberland, (b) assignments of current and future leases, rents and contracts, including our mineral leases, (c) a security interest in our primary operating account, (d) pledge of the equity interests in current and future material operating subsidiaries or joint venture interests, or if such pledge is not permitted, a pledge of the right to distributions from such entities, and (e) negative pledge (without a mortgage) on all other wholly-owned assets. The senior credit facility provides for releases of real estate to be conveyed provided that borrowing base compliance is maintained.

As a result of current financial market conditions, we closely monitor the banks in our senior credit facility. We have not experienced any difficulty borrowing under our credit facility to date, and we currently have no reason to believe that the participants will not be able to honor their commitments under these facilities.

In 2008, we entered into an interest rate swap agreement. This instrument expires March 1, 2010 and is for a total notional amount of $100,000,000. It is non-exchange traded and is valued using third-party resources and models. Under the agreement, we mitigate interest rate fluctuations by fixing the interest rate on the first $100,000,000 of our variable rate borrowings at 6.57 percent compared with a floating interest rate of one month LIBOR plus 4 percent (4.24 percent at year-end 2009). At year-end 2009, the fair value of our interest rate instrument was a $393,000 liability that is included in other liabilities.

Our senior credit facility and other debt agreements contain terms, conditions and financial covenants customary for such agreements including minimum levels of interest coverage and limitations on leverage. At year-end 2009, we were in compliance with the terms, conditions and financial covenants of these agreements. Based on our current operating projections, we believe that we will remain in compliance with our senior credit facility covenants in the future.

In 2009, we amended our senior credit facility, and the following table details our compliance with the amended financial covenants calculated as provided in the senior credit facility:

Financial Covenant	Requirement	Year-End 2009

Interest Coverage Ratio(a)	≥1.50:1.0	7.08:1.0
Revenues/Capital Expenditures Ratio(b)	≥1.00:1.0	4.20:1.0
Total Leverage Ratio(c)	≤40%	19.1%
Minimum Liquidity(d)	> $29 million	$252 million
Net Worth(e)	> $403 million	$518 million
Collateral Value to Loan Commitment Ratio(f)	≥1.75:1.0	2.23:1.0

(a)	Calculated as EBITDA (earnings before interest, taxes, depreciation and amortization), plus non-cash compensation expense, plus other non-cash expenses, divided by interest expense. This covenant is applied at the end of each quarter on a rolling four quarter basis.

(b)	Calculated as total gross revenues, plus our pro rata share of the operating revenues from unconsolidated ventures, divided by capital expenditures. Capital expenditures are defined as consolidated development and acquisition expenditures plus our pro rata share of unconsolidated ventures’ development and acquisition expenditures. This covenant is applied at the end of each quarter on a rolling four quarter basis.

(c)	Calculated as total funded debt divided by adjusted asset value. Total funded debt includes indebtedness for borrowed funds, secured liabilities and reimbursement obligations with respect to letters of credit or similar instruments. Adjusted asset value is defined as the sum of unrestricted cash and cash equivalents, timberlands, high value timberlands, raw entitled lands, entitled land under development, minerals business, other real estate owned at book value without regard to any indebtedness and our pro rata share of joint ventures’ book value without regard to any indebtedness. This covenant is applied at the end of each quarter.

(d)	Calculated as the amount available for drawing under the revolving commitment, plus unrestricted cash, plus cash equivalents which are not pledged or encumbered and the use of which is not restricted by the terms of any agreement. At year-end 2009, the minimum liquidity is required to be at least equal to the lesser of $35,000,000 or 7.5 percent of the aggregate commitment under the senior credit facility. At year-end 2009, the requirement was $29,000,000. This covenant is applied at the end of each quarter.

(e)	Calculated as the amount by which consolidated total assets exceeds consolidated total liabilities. At year-end 2009, the requirement is $403,000,000, computed as: $350,000,000, plus 85 percent of the aggregate net proceeds received by us from any equity offering, plus 75 percent of all positive net income, on a cumulative basis. This covenant is applied at the end of each quarter.

(f)	Calculated as the total collateral value of timberland, high value timberland and our minerals business, divided by total aggregate loan commitment. This covenant is applied at the end of each quarter.

Contractual Obligations

At year-end 2009, contractual obligations consist of:

	Payments Due or Expiring by Year
	Total	2010	2011-12	2013-14	Thereafter
	(In thousands)

Debt(a)	$216,626	$175,873	$40,753	$—	$—
Interest payments on debt	7,849	7,489	360	—	—
Purchase obligations	4,673	4,673	—	—	—
Operating leases	20,806	2,186	4,058	3,396	11,166
Venture contributions	2,566	2,566	—	—	—
Loan commitments	10,000	10,000	—	—	—

Total	$262,520	$202,787	$45,171	$3,396	$11,166

(a)	Items included in our balance sheet. In 2010, payments due or expiring include $125,000,000 borrowed under our term loan facility in which we have an option to extend the maturity date through June 2012.

Our sources of funding are our operating cash flows and borrowings under our senior credit facility. Our contractual obligations due in 2010 will likely be paid from operating cash flows and from borrowings under our senior credit facility. It is likely we will exercise our option to extend the maturity of our senior credit facility through June 2012.

Interest payments on debt include interest payments related to our fixed rate debt and estimated interest payments related to our variable rate debt. Estimated interest payments on variable rate debt were calculated assuming that the outstanding balances and interest rates that existed at year-end 2009 remain constant through maturity.

Purchase obligations are defined as legally binding and enforceable agreements to purchase goods and services. Our purchase obligations include commitments for land acquisition and land development, engineering and construction contracts for land development and service contracts.

Our operating leases are for timberland, facilities and equipment. In second quarter 2008, we entered into a 10-year agreement with Palisades West LLC, in which we have a 25 percent ownership interest, to lease approximately 32,000 square feet in Austin, Texas as our corporate headquarters. At year-end 2009, the remaining contractual obligation is $11,397,000. Also included in operating leases is a long-term timber lease of over 16,000 acres that has a remaining lease term of 16 years and a remaining contractual obligation of $7,574,000.

Venture contributions and other represent commitments to contribute a stated amount to a venture as and when needed by the venture and other commitments. We have excluded from the table contributions that may be made in the ordinary course of business for which there is no commitment to contribute an amount that is quantifiable or identifiable to specific dates.

Loan commitments represent our commitment to loan $10,000,000 to a third-party equity investor in the JW Marriott® San Antonio Hill Country Resort & Spa resort development. We funded this commitment in January 2010.

Estimated payments related to our interest rate swap agreement are excluded from the table because we cannot reasonably estimate the amount or timing of payment obligations. Additionally, we have other long-term liabilities that are not included in the table because they do not have scheduled maturities.

Off-Balance Sheet Arrangements

From time to time, we enter into off-balance sheet arrangements to facilitate our operating activities. At year-end 2009, our off-balance sheet unfunded arrangements, excluding contractual interest payments, purchase obligations and operating lease obligations included in the table of contractual obligations, consist of:

	Expiring by Year
	Total	2010	2011-12	2013-14	Thereafter
	(In thousands)

Performance bonds	$6,050	$5,394	$626	$30	$—
Standby letters of credit	3,071	3,071	—	—	—
Recourse obligations	3,595	380	462	1,079	1,674

Total	$12,716	$8,845	$1,088	$1,109	$1,674

Performance bonds, letters of credit and recourse obligations are primarily for our real estate development activities and include $1,798,000 of performance bonds and letters of credit we provided on behalf of certain ventures. Our venture partners also provide performance bonds and letters of credit. Generally these performance bonds or letters of credit would be drawn on due to lack of specific performance by us or the ventures, such as failure to deliver streets and utilities in accordance with local codes and ordinances.

In addition, at year-end 2009, we participate in four ventures that have about $77,113,000 of principally non-recourse borrowings maturing in 2010. These ventures have total assets of about $77,500,000 and other liabilities of $11,100,000. Based on current operating results and projections, we believe it is likely that these ventures will be able to extend or refinance the borrowings maturing in 2010; however there is no assurance that this can be done. We have no obligation to make further capital contributions to these ventures. We do not believe that the ultimate resolution of these matters will have a significant effect on our earnings or financial position. At year-end 2009, our investment in these four ventures, which are accounted for using the equity method, was approximately $5,600,000. Please read Note 7 — Investment in Unconsolidated Ventures for additional information.

Cibolo Canyons — San Antonio, Texas

Cibolo Canyons consists of the JW Marriott® San Antonio Hill Country Resort & Spa development owned by third parties and a mixed-use development we own. We have about $87,804,000 invested in Cibolo Canyons at year-end 2009.

Resort Hotel, Spa and Golf Development

In 2007, we entered into agreements to facilitate third-party construction and ownership of the JW Marriott® San Antonio Hill Country Resort & Spa, which includes a 1,002 room destination resort and two PGA Tour® Tournament Players Club® (TPC) golf courses. Under these agreements, we agreed to transfer to third-party owners about 700 acres of undeveloped land, to provide about $30,000,000 cash and to provide approximately $12,700,000 of other consideration principally consisting of golf course construction materials, substantially all of which have been provided at year-end 2009.

In exchange for our commitment to the resort, the third-party owners assigned to us certain rights under an agreement between the third-party owners and a legislatively created Special Purpose Improvement District (SPID). This agreement includes the right to receive from the SPID 9 percent of hotel occupancy revenues and 1.5 percent of other resort sales revenues collected as taxes by the SPID through 2034. The amount we receive will be net of annual ad valorem tax reimbursements by the SPID to the third-party owners of the resort through 2020. In addition, these payments will be net of debt service, if any, on bonds issued by the SPID collateralized by hotel occupancy tax and other resort sales tax through 2034.

The amounts we collect under this agreement are dependent on several factors including the amount of revenues generated by and ad valorem taxes imposed on the resort and the amount of any applicable debt service incurred by the SPID. As a result, there is significant uncertainty as to the amount and timing of collections under this agreement. Until these uncertainties are clarified, amounts collected under the agreement will be accounted for as a reduction of our investment in the resort development. The resort began operations on January 22, 2010.

At year-end 2009, we have $42,724,000 invested in the resort development.

In addition, in January 2010, pursuant to a 2009 commitment, we loaned $10,000,000 to a third-party equity investor in the resort development. The loan bears interest at 9 percent, increasing to 12 percent after July 2012, and is repayable at the earliest of refinancing or sale of the resort hotel or July 31, 2013. Borrowings are collateralized by pledges of funding commitments from the borrower, including our right to direct capital calls and to enforce rights under the fund operating agreement in the event of nonpayment.

Mixed-Use Development

The mixed-use development we own consists of 2,100 acres planned to include about 1,700 residential lots and about 145 commercial acres designated for multifamily and retail uses, of which 590 lots and 64 commercial acres have been sold through year-end 2009.

In 2007, we entered into an agreement with the SPID providing for reimbursement of certain infrastructure costs related to the mixed-use development. Reimbursements are subject to review and approval by the SPID and unreimbursed amounts accrue interest at 9.75 percent. The SPID’s funding for reimbursements is principally derived from its ad valorem tax collections and bond proceeds collateralized by ad valorem taxes, less debt service on these bonds and annual administrative and public service expenses. Through year-end 2009, we have submitted for reimbursement about $57,332,000 of infrastructure costs. In 2009, we received reimbursements totaling $20,270,000. At year-end 2009, we have about $37,062,000 in pending reimbursements, excluding interest.

Since the amount we will be reimbursed is dependent on several factors, including timing of SPID approval and the SPID having an adequate tax base to generate funds that can be used to reimburse us, there is significant uncertainty as to the amount and timing of reimbursements under this agreement. As a result, in 2009 amounts collected under this agreement were accounted for as a reduction of our investment in the mixed-use development. We have not recognized income from interest due, but not collected. As these uncertainties are clarified, we will modify our accounting accordingly.

At year-end 2009, we have $45,080,000 invested in the mixed-use development.

Accounting Policies

Critical Accounting Estimates

In preparing our financial statements, we follow generally accepted accounting principles, which in many cases require us to make assumptions, estimates, and judgments that affect the amounts reported. Our significant accounting policies are included in Note 2 to the Consolidated Financial Statements. Many of these principles are relatively straightforward. There are, however, a few accounting policies that are critical because they are important in determining our financial condition and results of operations and involve significant assumptions, estimates and judgments that are difficult to determine. We must make these assumptions, estimates and judgments currently about matters that are inherently uncertain, such as future economic conditions, operating results and valuations, as well as our intentions. As the difficulty increases, the level of precision decreases, meaning actual results can, and probably will, differ from those currently estimated. We base our assumptions, estimates and judgments on a combination of historical experiences and other factors that we believe are reasonable. We have reviewed the selection and disclosure of these critical accounting estimates with our Audit Committee.

•	Investment in Real Estate and Cost of Real Estate Sales — In allocating costs to real estate owned and real estate sold, we must estimate current and future real estate values. Our estimates of future real estate values sometimes must extend over periods 15 to 20 years from today and are dependent on numerous assumptions including our intentions and future market and economic conditions. In addition, when we sell real estate from projects that are not finished, we must estimate future development costs through completion. Differences between our estimates and actual results will affect future carrying values and operating results.

•	Impairment of Long-Lived Assets — Measuring assets for impairment requires estimating future fair values based on our intentions as to holding periods, future operating cash flows and the residual value of assets under review, primarily undeveloped land. Depending on the asset under review, we use varying methods to determine fair value, such as discounting expected future cash flows, determining resale values by market, or applying a capitalization rate to net operating income using prevailing rates in a given market. Changes in economic conditions, demand for real estate, and the projected net operating income for a specific property will inevitably change our estimates.

•	Share-Based Compensation — We currently use the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the stock price as well as assumptions regarding a number of other variables. These variables include expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors (term of option), risk-free interest rate and expected dividends. We have limited historical experience as a stand-alone company so we utilized alternative methods in determining our valuation assumptions. The expected life was based on the simplified method utilizing the midpoint between the vesting period and the contractual life of the awards. The expected stock price volatility was based on historical prices of our peers’ common stock for a period corresponding to the expected life of the options. Pre-vesting forfeitures are estimated based upon the pool of participants and their expected activity.

•	Income Taxes — In preparing our consolidated financial statements, significant judgment is required to estimate our income taxes. Our estimates are based on our interpretation of federal and state tax laws. We estimate our actual current tax due and assess temporary differences resulting from differing treatment of items for tax and accounting purposes. The temporary differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. If needed, we record a valuation allowance against our deferred tax assets based upon our analysis of the timing and reversal of future taxable amounts and our history and future expectations of taxable income. Adjustments may be required by a change in assessment of our deferred tax assets and liabilities, changes due to audit adjustments by federal and state tax authorities, and changes in tax laws. To the extent adjustments are required in any given period; we will include the adjustments in the tax provision in our financial statements. These adjustments could materially impact our financial position, cash flow and results of operations.

•	Oil and Natural Gas Reserves — The estimation of the oil and natural gas reserve is a significant estimate. On an annual basis, our consulting petroleum engineering firm, with our assistance, prepares estimates of crude oil and natural gas reserves based on available geologic and seismic data, reservoir pressure data, core analysis reports, well logs, analogous reservoir performance history, production data and other available sources of engineering, geological and geophysical information. Oil and natural gas prices are volatile and largely affected by worldwide or domestic production and consumption and are outside our control.

Adopted and Pending Accounting Pronouncements

We adopted 10 new accounting pronouncements in 2009, the adoption of which did not have a significant effect on our earnings or financial position. There are two new accounting pronouncements that we will be required to adopt in 2010, and we are currently evaluating the effect if any, on our earnings or financial position. Please read Note 3 — New Accounting Pronouncements to the Consolidated Financial Statements.

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

Interest Rate Risk

Our interest rate risk is principally related to our variable-rate debt. Interest rate changes impact earnings due to the resulting increase or decrease in the cost of our variable-rate debt, which was $213,195,000 at year-end 2009 and $329,030,000 at year-end 2008. In 2009 and 2008, our outstanding variable rate debt includes $100,000,000 notional amount interest rate swap which expires in March 2010. Please read Note 11 — Derivative Instruments for additional information regarding our interest rate swap agreement.

The following table illustrates the estimated effect on our pre-tax income of immediate, parallel, and sustained shifts in interest rates for the next 12 months on our variable-rate debt at year-end 2009, with comparative year-end 2008 information.

This estimate assumes that debt reductions from contractual payments will be replaced with short-term, variable-rate debt; however, that may not be the financing alternative we choose.

	At Year-End
Change in Interest Rates	2009	2008
	(In thousands)

+2%	$(4,100)	$(4,581)
+1%	(2,132)	(2,290)
−1%	2,132	2,290
−2%	4,264	4,581

Changes in interest rates affect the value of our interest rate swap agreement ($100,000,000 notional amount at year-end 2009). We believe any change in the value of this agreement would not be significant.

Foreign Currency Risk

We have no exposure to foreign currency fluctuations.

Commodity Price Risk

We have no significant exposure to commodity price fluctuations.

Item 8.	Financial Statements and Supplementary Data.

The Consolidated Financial Statements and related notes and schedules are indexed on page F-1, and are attached as pages F-1 through F-37, to this Annual Report on Form 10-K.

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

(c) Changes in Internal Control over Financial Reporting

During fourth quarter 2009, we completed implementation of a new mineral business information system to record financial transactions related to our mineral resources segment. Management conducted pre-implementation testing and post-implementation reviews to ensure that internal controls were properly designed to prevent material financial statement errors. We have tested and evaluated the effectiveness of the key controls over financial reporting related to this system and determined that the controls are operating effectively. There were no other changes in fourth quarter 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Set forth below is certain information about the members of our Board of Directors:

		Year First
		Elected to
Name	Age	the Board	Principal Occupation

Kenneth M. Jastrow, II	62	2007	Former Chairman and Chief Executive Officer of Temple-Inland Inc.
Louis R. Brill	68	2007	Former Chief Accounting Officer of Temple-Inland Inc.
Kathleen Brown	64	2007	Senior Advisor, Goldman, Sachs & Co.
William G. Currie	62	2007	Executive Chairman of Universal Forest Products, Inc.
James M. DeCosmo	51	2007	President and Chief Executive Officer of Forestar Group Inc.
Michael E. Dougherty	69	2008	Chairman of Dougherty Financial Group LLC
James A. Johnson	66	2007	Vice Chairman of Perseus LLC
Thomas H. McAuley	64	2007	Former President of Inland Capital Markets Groups, Inc.
William C. Powers, Jr.	63	2007	President of The University of Texas at Austin
James A. Rubright	63	2007	Chairman and Chief Executive Officer of Rock-Tenn Company
Richard M. Smith	64	2007	Chairman of Newsweek

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

The information required by this item will be contained in our Definitive Proxy Statement to be filed in connection with our 2010 annual meeting of stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be contained in our Definitive Proxy Statement to be filed in connection with our 2010 annual meeting of stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be contained in our Definitive Proxy Statement to be filed in connection with our 2010 annual meeting of stockholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this item will be contained in our Definitive Proxy Statement to be filed in connection with our 2010 annual meeting of stockholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Documents filed as part of this report.

(1) Financial Statements

Our Consolidated Financial Statements are attached as pages F-1 through F-37 to this Annual Report on Form 10-K.

(2) Financial Statement Schedules

Schedule III — Consolidated Real Estate and Accumulated Depreciation is attached as pages S-1 through S-6 to this Annual Report on Form 10-K.

Schedules other than those listed above are omitted as the required information is either inapplicable or the information is presented in our Consolidated Financial Statements and notes thereto.

(3) Exhibits

The exhibits listed in the Exhibit Index in (b) below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

(b) Exhibits

Exhibit
Number	Exhibit

2.1	Separation and Distribution Agreement, dated December 11, 2007, among Forestar Real Estate Group Inc. (the “Company”), Guaranty Financial Group Inc., and Temple — Inland Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2007).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2007).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2007).
3.3	First Amendment to Amended and Restated Bylaws of Forestar Real Estate Group Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on February 19, 2008).
3.4	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2007).
3.5	Second Amendment to Amended and Restated Bylaws of Forestar Real Estate Group Inc. (incorporated by reference to Exhibit 3.5 of the Company’s Annual Report on Form 10-K filed with the Commission on March 5, 2009)
3.6	Certificate of Ownership and Merger, dated November 21, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 24, 2008).
3.7	Third Amendment to Amended and Restated Bylaws of Forestar Group Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the Commission on November 24, 2008).

Exhibit
Number		Exhibit

4.1		Specimen Certificate for shares of common stock, par value $1.00 per share, of Forestar Real Estate Group Inc. (incorporated by reference to Exhibit 4.1 of Amendment No. 5 to the Company’s Form 10 filed with the Commission on December 10, 2007).
4.2		Rights Agreement, dated December 11, 2007, between Forestar Real Estate Group Inc. and Computershare Trust Company, N.A., as Rights Agent (including Form of Rights Certificate) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2007).
10.1		Tax Matters Agreement, dated December 11, 2007, among Forestar Real Estate Group Inc., Guaranty Financial Group Inc., and Temple — Inland Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2007).
10.2		Transition Services Agreement, dated December 11, 2007, among Forestar Real Estate Group Inc., Guaranty Financial Group Inc., and Temple — Inland Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2007).
10.3		Employee Matters Agreement, dated December 11, 2007, among Forestar Real Estate Group Inc., Guaranty Financial Group Inc., and Temple — Inland Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2007).
10.4		Form of Forestar Real Estate Group Retirement Savings Plan (incorporated by reference to Exhibit 10.4 of Amendment No. 5 to the Company’s Form 10 filed with the Commission on December 10, 2007).
10	.5†	Form of Forestar Real Estate Group Supplemental Employee Retirement Plan (incorporated by reference to Exhibit 10.5 of Amendment No. 5 to the Company’s Form 10 filed with the Commission on December 10, 2007).
10	.6†	Form of Forestar Real Estate Group 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 of Amendment No. 5 to the Company’s Form 10 filed with the Commission on December 10, 2007).
10	.7†	Form of Forestar Real Estate Group Director’s Fee Deferral Plan (incorporated by reference to Exhibit 10.7 of Amendment No. 5 to the Company’s Form 10 filed with the Commission on December 10, 2007).
10.8		Revolving and Term Credit Agreement, dated as of December 14, 2007, among Forestar (USA) Real Estate Group Inc., as borrower, and Forestar Real Estate Group Inc. and certain wholly-owned subsidiaries of the Company, as guarantors, and KeyBank National Association, as lender, swing line lender and agent; General Electric Credit Corporation and AgFirst Farm Credit Bank, as co-syndication agents; KeyBanc Capital Markets, as sole arranger and sole book managers; and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on December 17, 2007).
10	.9†	Form of Indemnification Agreement to be entered into between the Company and each of its directors (incorporated by reference to Exhibit 10.9 of Amendment No. 5 to the Company’s Form 10 filed with the Commission on December 10, 2007).
10	.10†	Form of Change in Control Agreement between the Company and its named executive officers (incorporated by reference to Exhibit 10.10 of Amendment No. 5 to the Company’s Form 10 filed with the Commission on December 10, 2007).
10	.11†	Employment Agreement between the Company and James M. DeCosmo dated August 9, 2007 (incorporated by reference to Exhibit 10.11 of Amendment No. 5 to the Company’s Form 10 filed with the Commission on December 10, 2007).
10	.12†	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K filed with the Commission on March 5, 2009).
10	.13†	Form of Restricted Stock Agreement (Tier 1) (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K filed with the Commission on March 5, 2009).
10	.14†	Form of Restricted Stock Units Agreement for senior executives (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on February 12, 2009).
10	.15†	Form of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on February 12, 2009).

Exhibit
Number		Exhibit

10	.16†	First Amendment to Forestar Group Inc. Director’s Fee Deferral Plan (incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K filed with the Commission on March 5, 2009).
10	.17†	First Amendment to the Forestar Real Estate Group Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on May 13, 2009).
10.18		First Amendment to the Revolving and Term Credit Agreement and Other Loan Documents, dated as of March 12, 2008, by and among the Company, Forestar (USA) Real Estate Group Inc. and its wholly-owned subsidiaries signatory thereto, Key Bank National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 6, 2009).
10.19		Second Amendment to the Revolving and Term Credit Agreement, dated as of July 16, 2009, by and among the Company, Forestar (USA) Real Estate Group Inc. and its wholly-owned subsidiaries signatory thereto, KeyBank National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on July 17, 2009).
10.20		Purchase and Sale Agreement, dated as of May 2, 2009, by and between Forestar (USA) Real Estate Group Inc. and Hancock Natural Resource Group, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 6, 2009).
10.21		Purchase and Sale Agreement, dated as of June 26, 2009, by and between Forestar (USA) Real Estate Group Inc. and Holland M. Ware (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 6, 2009).
10	.22†*	Second Amendment to the Forestar Group Inc. 2007 Stock Incentive Plan.
21	.1*	List of Subsidiaries of the Company.
23	.1*	Consent of Ernst & Young LLP.
23	.2*	Consent of Netherland, Sewell & Associates, Inc.
31	.1*	Certification of Chief Executive Officer pursuant to Exchange Act rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer pursuant to Exchange Act rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99	.1*	Reserve audit report of Netherland, Sewell & Associates, Inc., dated February 25, 2010.

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Forestar Group Inc.

By:	/s/ James M. DeCosmo
James M. DeCosmo
President and Chief Executive Officer

Date: March 3, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ James M. DeCosmo James M. DeCosmo	Director, President and Chief Executive Officer (Principal Executive Officer)	March 3, 2010

/s/ Christopher L. Nines Christopher L. Nines	Chief Financial Officer (Principal Financial Officer)	March 3, 2010

/s/ Charles D. Jehl Charles D. Jehl	Chief Accounting Officer (Principal Accounting Officer)	March 3, 2010

/s/ Kenneth M. Jastrow, II Kenneth M. Jastrow, II	Chairman of the Board	March 3, 2010

/s/ Louis R. Brill Louis R. Brill	Director	March 3, 2010

/s/ Kathleen Brown Kathleen Brown	Director	March 3, 2010

/s/ William G. Currie William G. Currie	Director	March 3, 2010

/s/ Michael E. Dougherty Michael E. Dougherty	Director	March 3, 2010

/s/ James A. Johnson James A. Johnson	Director	March 3, 2010

/s/ Thomas H. McAuley Thomas H. McAuley	Director	March 3, 2010

/s/ William C. Powers, Jr. William C. Powers, Jr.	Director	March 3, 2010

/s/ James A. Rubright James A. Rubright	Director	March 3, 2010

/s/ Richard M. Smith Richard M. Smith	Director	March 3, 2010

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

Management conducted the required assessment of the effectiveness of our internal control over financial reporting as of year end. Based upon this assessment, management believes that our internal control over financial reporting is effective as of year-end 2009.

Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Form 10-K, has also audited our internal control over financial reporting. Their attestation report follows this report of management.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Forestar Group Inc.:

We have audited Forestar Group Inc. and subsidiaries (Forestar Group) internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Forestar Group’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, Forestar Group maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Forestar Group as of December 31, 2009 and December 31, 2008 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years ended December 31, 2009 and our report dated March 3, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas
March 3, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Forestar Group Inc.:

We have audited the accompanying consolidated balance sheets of Forestar Group Inc. and subsidiaries (Forestar Group) as of December 31, 2009 and December 31, 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Forestar Group at December 31, 2009 and December 31, 2008, and the consolidated results of their operations and their cash flows for each of the three years ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, during 2009 the Company changed its method of disclosing noncontrolling interests as a result of adopting new guidance applicable to the disclosure of such interests as a component of shareholders’ equity. Additionally, during 2009, the Company changed its reserve estimates and related disclosures as a result of adopting new oil and gas reserve estimation and disclosure requirements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Forestar Group’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas
March 3, 2010

FORESTAR GROUP INC.

CONSOLIDATED BALANCE SHEETS

	At Year-End
	2009	2008
	(In thousands, except share data)

ASSETS
Cash and cash equivalents	$21,051	$8,127
Real estate	542,812	610,586
Assets held for sale	31,226	—
Investment in unconsolidated ventures	109,597	117,554
Timber	19,845	50,989
Receivables, net of allowance for bad debts of $144 in 2009 and $226 in 2008	1,841	4,262
Prepaid expense	2,587	1,295
Income taxes receivable	—	1,130
Property and equipment, net of accumulated depreciation of $3,629 in 2009 and $2,994 in 2008	5,234	6,211
Deferred tax asset	40,751	17,184
Other assets	9,790	17,238

TOTAL ASSETS	$784,734	$834,576

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$4,573	$7,438
Accrued employee compensation and benefits	4,025	3,389
Accrued property taxes	4,302	6,808
Accrued interest	546	1,199
Income taxes payable	2,809	—
Other accrued expenses	8,269	11,448
Other liabilities	25,249	12,940
Debt	216,626	337,402

TOTAL LIABILITIES	266,399	380,624

COMMITMENTS AND CONTINGENCIES

EQUITY
Forestar Group Inc. shareholders’ equity:
Preferred stock, par value $0.01 per share, 25,000,000 authorized shares, none issued	—	—
Common stock, par value $1.00 per share, 200,000,000 authorized shares, 36,255,336 issued at December 31, 2009 and 35,839,390 issued at December 31, 2008	36,255	35,839
Additional paid-in capital	384,795	377,810
Retained earnings	95,876	36,769
Accumulated other comprehensive loss	(256)	(1,260)
Treasury stock, at cost, 209,544 shares at December 31, 2009 and 90,819 at December 31, 2008	(4,214)	(1,866)

Total Forestar Group Inc. shareholders’ equity	512,456	447,292
Noncontrolling interests	5,879	6,660

TOTAL EQUITY	518,335	453,952

TOTAL LIABILITIES AND EQUITY	$784,734	$834,576

Please read the notes to the consolidated financial statements.

FORESTAR GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Year
	2009	2008	2007
	(In thousands, except per share amounts)

REVENUES
Real estate sales	$75,050	$73,555	$117,890
Commercial operating properties and other	19,386	25,304	24,839

Real estate	94,436	98,859	142,729
Mineral resources	36,256	47,671	20,818
Fiber resources and other	15,559	13,192	14,439

	146,251	159,722	177,986
EXPENSES
Cost of real estate sales	(30,463)	(38,395)	(58,046)
Cost of commercial operating properties and other	(15,844)	(16,736)	(17,936)
Cost of mineral resources	(922)	(1,714)	—
Cost of fiber resources	(3,396)	(3,357)	(3,672)
Other operating	(44,685)	(41,486)	(30,441)
General and administrative	(29,926)	(22,228)	(18,624)
Gain on sale of assets	104,047	—	—

	(21,189)	(123,916)	(128,719)

OPERATING INCOME	125,062	35,806	49,267
Equity in (loss) earnings of unconsolidated ventures	(7,771)	4,642	3,732
Interest expense	(20,459)	(21,283)	(9,229)
Other non-operating income	375	279	705

INCOME BEFORE TAXES	97,207	19,444	44,475
Income tax expense	(35,633)	(5,235)	(13,909)

CONSOLIDATED NET INCOME	61,574	14,209	30,566
Less: Net income attributable to noncontrolling interests	(2,467)	(2,235)	(5,771)

NET INCOME ATTRIBUTABLE TO FORESTAR GROUP INC.	$59,107	$11,974	$24,795

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	35,805	35,455	35,380
Diluted	36,102	35,892	35,380
NET INCOME PER COMMON SHARE
Basic	$1.65	$0.34	$0.70
Diluted	$1.64	$0.33	$0.70

Please read the notes to the consolidated financial statements.

FORESTAR GROUP INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’/PARENT’S EQUITY

		Forestar Group Inc. Shareholders
							Accumulated
				Additional			Other
		Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Parent’s	Noncontrolling
	Total	Shares	Amount	Capital	Shares	Amount	Income	Earnings	Equity	Interest
					(In thousands, except share data)

Balances at December 30, 2006	$425,798	—	$—	$—	—	$—	$—	$—	$418,052	$7,746

Net income	30,566	—	—	—	—	—	—	24,795	—	5,771

Distributions to noncontrolling interest	(11,948)	—	—	—	—	—	—	—	—	(11,948)

Contributions from noncontrolling interest	7,060	—	—	—	—	—	—	—	—	7,060

Net transactions with parent company	(9,646)	—	—	—	—	—	—	—	(9,646)	—

Spin-off from Temple-Inland	—	35,380,385	35,380	373,026	(53)	—	—	—	(408,406)	—

Balances at December 29, 2007	$441,830	35,380,385	$35,380	$373,026	(53)	$—	$—	$24,795	$—	$8,629

Net income	14,209	—	—	—	—	—	—	11,974	—	2,235

Unrealized loss on interest rate swap, net of taxes of $679	(1,260)	—	—	—	—	—	(1,260)	—	—	—

Comprehensive income	$12,949

Distributions to noncontrolling interest	(4,441)	—	—	—	—	—	—	—	—	(4,441)

Contributions from noncontrolling interest	237	—	—	—	—	—	—	—	—	237

Issuances of common stock	—	182,976	183	(183)	—	—	—	—	—	—

Issuances of restricted stock	—	214,426	214	(214)	—	—	—	—	—	—

Issuances from exercises of stock options	897	61,603	62	835	—	—	—	—	—	—

Shares withheld for payroll taxes	(1,194)	—	—	—	(52,482)	(1,194)	—	—	—	—

Shares exchanged for options exercised	(646)	—	—	—	(27,394)	(646)	—	—	—	—

Forfeitures of restricted stock	(19)	—	—	7	(10,890)	(26)	—	—	—	—

Share-based compensation	4,254	—	—	4,254	—	—	—	—	—	—

Tax benefit from exercise of restricted stock units and stock options and vested restricted stock	85	—	—	85	—	—	—	—	—	—

Balances at December 31, 2008	$453,952	35,839,390	$35,839	$377,810	(90,819)	$(1,866)	$(1,260)	$36,769	$—	$6,660

Net income	61,574	—	—	—	—	—	—	59,107	—	2,467

Unrealized gain on interest rate swap, net of taxes of ($542)	1,004	—	—	—	—	—	1,004	—	—	—

Comprehensive income	$62,578

Distributions to noncontrolling interest	(3,501)	—	—	—	—	—	—	—	—	(3,501)

Contributions from noncontrolling interest	253	—	—	—	—	—	—	—	—	253

Issuances of common stock	—	4,870	5	(5)	—	—	—	—	—	—

Issuances of restricted stock	—	125,275	125	(125)	—	—	—	—	—	—

Issuances from exercises of stock options	3,547	285,801	286	3,261	—	—	—	—	—	—

Shares withheld for payroll taxes	(467)	—	—	—	(24,170)	(467)	—	—	—	—

Shares exchanged for options exercised	(1,880)	—	—	—	(93,255)	(1,880)	—	—	—	—

Forfeitures of restricted stock	—	—	—	1	(1,300)	(1)	—	—	—	—

Share-based compensation	3,824	—	—	3,824	—	—	—	—	—	—

Tax benefit from exercise of restricted stock units and stock options and vested restricted stock	29	—	—	29	—	—	—	—	—	—

Balances at December 31, 2009	$518,335	36,255,336	$36,255	$384,795	(209,544)	$(4,214)	$(256)	$95,876	$—	$5,879

Please read the notes to the consolidated financial statements.

FORESTAR GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year
	2009	2008	2007
		(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$61,574	$14,209	$30,566
Adjustments:
Depreciation and amortization	9,786	7,673	2,915
Deferred income taxes	(22,734)	(11,399)	(19,544)
Tax benefits not recognized for book purposes	6,162	—	—
Equity in loss (earnings) of unconsolidated ventures	7,771	(4,642)	(3,732)
Distributions of earnings of unconsolidated ventures	259	1,053	2,863
Distributions of earnings to noncontrolling interests	(3,325)	(4,427)	(11,042)
Share-based compensation	11,998	4,516	1,397
Non-cash real estate cost of sales	25,858	34,766	46,975
Non-cash cost of assets sold	49,804	—	—
Real estate development and acquisition expenditures	(33,787)	(99,189)	(140,013)
Reimbursements from utility and improvement districts	24,945	674	10,628
Other changes in real estate	384	(522)	(1,364)
Gain on termination of timber lease	(195)	(1,627)	(2,243)
Cost of timber cut	3,104	2,968	4,060
Deferred income	(2,673)	681	—
Asset impairments	7,931	3,000	6,518
Other	528	(538)	(65)
Changes in:
Receivables	(747)	22	659
Prepaid expenses and other	1,259	2,188	(66)
Accounts payable and other accrued liabilities	(8,490)	(165)	7,507
Income taxes payable (receivable)	2,708	(1,130)	—

Net cash provided by (used for) operating activities	142,120	(51,889)	(63,981)
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, equipment, software and reforestation	(7,295)	(5,197)	(3,198)
Investment in unconsolidated ventures	(2,875)	(17,845)	(14,492)
Return of investment in unconsolidated ventures	3,797	6,168	3,239
Notes receivable sold or collected	—	—	491
Proceeds from sale of property and equipment	—	52	166
Proceeds from termination of timber lease	—	155	2,966

Net cash (used for) investing activities	(6,373)	(16,667)	(10,828)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of debt	(164,612)	(80,165)	(22,534)
Additions to debt	43,836	151,552	226,446
Note payable to Temple-Inland, net	—	—	(93,063)
Dividends and other transfers to Temple-Inland	—	—	(29,101)
Deferred financing fees	(3,209)	(1,619)	(10,010)
Return of investment to noncontrolling interest	(176)	(14)	(906)
Exercise of stock options	3,547	897	—
Payroll taxes on restricted stock and stock options	(2,347)	(1,858)	—
Tax benefit from share-based compensation	29	85	—
Other	109	285	1,147

Net cash (used for) provided by financing activities	(122,823)	69,163	71,979

Net increase (decrease) in cash and cash equivalents	12,924	607	(2,830)
Cash and cash equivalents at beginning of year	8,127	7,520	10,350

Cash and cash equivalents at year-end	$21,051	$8,127	$7,520

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$16,951	$21,006	$12,030
Income taxes	$48,299	$18,414	$33,428
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
Capitalized interest	$1,021	$3,628	$3,351
Lessor construction allowances	$—	$1,296	$—

Please read the notes to the consolidated financial statements.

FORESTAR GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Background

Prior to December 28, 2007, we were a wholly-owned subsidiary of Temple-Inland Inc. On December 28, 2007, Temple-Inland distributed all of the issued and outstanding shares of our common stock to its shareholders in a transaction commonly referred to as a spin-off.

Note 2 —	Summary of Significant Accounting Policies

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

In 2008, we changed our fiscal year from a 52/53 week year ending the Saturday closest to December 31 to a calendar year. In 2007, our fiscal year ended on the Saturday closest to December 31. All of the periods presented had 52 weeks. Fiscal year 2007 ended on December 29, 2007.

In 2007, our consolidated financial statements reflect the historical accounts of the real estate development, minerals and fiber operations contributed to us and have been derived from the historical financial statements and accounts of Temple-Inland. These operations were conducted within separate legal entities and their subsidiaries or within segments or components of segments of Temple-Inland.

In 2007, we used Temple-Inland as a source of capital and for services such as environmental, finance, financial reporting, human resources, internal audit, insurance, legal, tax and technology. The estimated costs of these services were allocated to us and are included in general and administrative expense. In addition, we have also included other expenses incurred by Temple-Inland but not directly attributable to us such as costs associated with investor relations and executive officers. The allocations were based on actual usage or in some cases estimated usage based on Temple-Inland’s net investment in us relative to its other segments, revenues, operating profits, employee count, or similar measures. These allocated costs, which include salaries and benefits, totaled $7,909,000 in 2007.

For 2007, we believe the assumptions and methodologies used to derive the allocations in our financial statements are reasonable; however, they may not necessarily be indicative of what expenses would have been had we been a separate stand-alone company. We have no practical way of determining what expenses we would have incurred if we would have been a stand-alone company in 2007.

Cash and Cash Equivalents

Cash and cash equivalents include cash and other short-term instruments with original maturities of three months or less. At year-end 2009, restricted cash included in cash and cash equivalents was $574,000.

FORESTAR GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Flows

Expenditures for the acquisition and development of real estate are classified as operating activities. Expenditures for the acquisition of commercial operating properties are classified as investing activities.

Capitalized Software

We capitalize purchased software costs as well as the direct internal and external costs associated with software we develop for our own use. We amortize these capitalized costs using the straight-line method over estimated useful lives ranging from three to seven years. The carrying value of capitalized software was $2,859,000 at year-end 2009 and $2,604,000 at year-end 2008 and is included in other assets. The amortization of these capitalized costs was $1,012,000 in 2009, $784,000 in 2008 and $370,000 in 2007 and is included in general and administrative expense.

Derivative Instruments

We periodically enter into interest rate agreements in the normal course of business to mitigate the risk inherent in interest rate fluctuations. We do not enter into derivative instruments for trading purposes. We defer and include in other comprehensive income changes in the fair value of derivative instruments designated as cash flow hedges. We recognize the ineffective portion of these hedges in income or loss. The effectiveness of the hedge relationship is periodically assessed by comparing the present value of the cumulative change in the expected future cash flows on the variable leg of the swap with the present value of the cumulative change in the expected future hedged cash flows.

Environmental and Asset Retirement Obligations

We recognize environmental remediation liabilities on an undiscounted basis when environmental assessments or remediation are probable and we can reasonably estimate the cost. We adjust these liabilities as further information is obtained or circumstances change. We currently do not have any asset retirement obligations.

Fair Value Measurements

Financial instruments for which we did not elect the fair value option include cash and cash equivalents, accounts receivables, other current assets, long-term debt, accounts payable and other current liabilities. With the exception of long-term debt, the carrying amounts of these financial instruments approximate their fair values due to their short-term nature or variable interest rates.

Impairment of Long-Lived Assets

We review long-lived assets held for use, principally real estate, for impairment when events or circumstances indicate that their carrying value may not be recoverable. Impairment exists if the carrying amount of the long-lived asset is not recoverable from the undiscounted cash flows expected from its use and eventual disposition. We determine the amount of the impairment loss by comparing the carrying value of the long-lived asset to its estimated fair value. In the absence of quoted market prices, we determine estimated fair value generally based on the present value of future probability weighted cash flows expected from the sale of the long-lived asset. We recognized real estate asset impairments of $5,718,000 in 2009, $3,000,000 in 2008 and $6,518,000 in 2007. Impairment charges related to our owned and consolidated real estate assets are included in cost of real estate sales.

FORESTAR GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes

We provide deferred income taxes using current tax rates for temporary differences between the financial accounting carrying value of assets and liabilities and their tax accounting carrying values. We recognize and value income tax exposures for the various taxing jurisdictions where we operate based on laws, elections, commonly accepted tax positions, and management estimates. We include tax penalties and interest in income tax expense. In 2007, we were included in Temple-Inland’s consolidated federal income tax return prior to our spin-off, and our income tax expense was computed as if we filed a separate tax return. We provide a valuation allowance for any deferred tax asset that is not likely to be recoverable in future periods.

Mineral Interests

We acquire real estate that may include the subsurface rights associated with the property, including minerals. We capitalize the costs of acquiring these mineral interests. We amortize the cost assigned to unproved interests, principally acquisition costs, using the straight-line method over appropriate periods based on our experience, generally no longer than 10 years. Costs assigned to individual unproven interests are minimal and amortized on an aggregate basis. When we lease these interests to third-party oil and natural gas exploration and production entities, any related unamortized costs are accounted for using the cost recovery method from the cash proceeds received from lease bonus payments. We have fully amortized all previously-capitalized acquisition costs and did not capitalize any costs in 2009, 2008 or 2007.

When we lease our mineral interests to third-party exploration and production entities, we retain a royalty interest and may take an additional participation in production, including a non-operating working interest. Non-operating working interests refer to well interests in which we pay a share of the costs to drill, complete and operate a well and receive a proportionate share of the production revenues. We use the successful efforts method to account for our mineral interest participations. Mineral interests and non-operating working interests, net of amortization, are included in property and equipment on our balance sheet.

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

FORESTAR GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment

We carry property and equipment at cost less accumulated depreciation. We capitalize the cost of significant additions and improvements, and we expense the cost of repairs and maintenance. We capitalize interest costs incurred on major construction projects. We depreciate these assets using the straight-line method over their estimated useful lives as follows:

		Carrying
		Value
	Estimated	Year-End
	Useful Lives	2009
		(In thousands)

Buildings and building improvements	10 to 40 years	$4,402
Property and equipment	2 to 10 years	4,461

		8,863
Less: accumulated depreciation		(3,629)

		$5,234

Depreciation expense of property and equipment was $1,022,000 in 2009, $650,000 in 2008 and $392,000 in 2007.

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

Reclassifications

In 2009, we reclassified $1,714,000 of operating expenses to cost of mineral resources for 2008 to conform to the current year’s presentation. In 2008, we changed our reportable segments to reflect our post-spin management of the operations transferred to us by Temple-Inland.

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

We exclude from revenue amounts we collect from utility or improvement districts related to the conveyance of water, sewer and other infrastructure related assets. We also exclude from revenue amounts we collect for timber sold on land being developed. These proceeds reduce capitalized development costs. We exclude from revenue amounts we collect from customers that represent sales tax or other taxes that are based on the sale. These amounts are included in other accrued expenses until paid.

Mineral Resources

We recognize revenue from mineral bonus payments when we have received an executed agreement with the exploration company transferring the rights to any oil or natural gas it may find and requiring drilling be done within a specified period, the payment has been collected, and we have no obligation to refund the payment. We recognize revenue from delay rentals if drilling has not started within the specified period, when the payment has been collected, and we have no further obligation. We recognize revenue from mineral royalties and non-operating working interests when the minerals have been delivered to the buyer, the value is determinable, and we are reasonably sure of collection.

Fiber Resources

We recognize revenue from timber sales upon passage of title, which occurs at delivery; when the price is fixed and determinable; and we are reasonably sure of collection. We recognize revenue from hunting and recreational leases on the straight-line basis over the lease term if we are reasonably sure of collection.

Share-Based Compensation

We use the Black-Scholes option pricing model for stock options, grant date fair value for equity-settled awards and period-end fair value for cash-settled awards. We expense share-based awards ratably over the vesting period or earlier based on retirement eligibility.

Prior to the spin-off, we participated in Temple-Inland’s share-based compensation plans, and as a result, certain of our employees received share-based compensation awards under those plans. The expense for those awards was allocated to us by Temple-Inland.

Timber

We carry timber at cost less the cost of timber cut. We expense the cost of timber cut based on the relationship of the timber carrying value to the estimated volume of recoverable timber multiplied by the amount of timber cut. We include the cost of timber cut in cost of fiber resources in the income statement. We determine the estimated volume of recoverable timber using statistical information and other data related to growth rates and yields gathered from physical observations, models and other information gathering techniques. Changes in yields are generally due to adjustments in growth rates and similar matters and are accounted for prospectively as changes in estimates. We capitalize reforestation costs incurred in developing viable seedling plantations (up to two years from planting), such as site preparation, seedlings, planting,

FORESTAR GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fertilization, insect and wildlife control, and herbicide application. We expense all other costs, such as property taxes and costs of forest management personnel, as incurred. Once the seedling plantation is viable, we expense all costs to maintain the viable plantations, such as fertilization, herbicide application, insect and wildlife control, and thinning, as incurred.

Note 3 —	New Accounting Pronouncements

Accounting Standards Adopted in 2009

The FASB Accounting Standards CodificationTM (ASC) and the Hierarchy of Generally Accepted Accounting Principles (Codified within ASC 105, Generally Accepted Accounting Principles ) — Establishes The FASB Accounting Standards CodificationTM as the single source of authoritative accounting principles to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Adoption did not have an impact on our earnings or financial position; however, references to accounting literature in these notes have been changed to codification references.

ASC 810, Consolidation — Specifies that noncontrolling interests be reported as a part of equity, not as a liability or other item outside of equity. Upon adoption, we reclassified $6,660,000 of noncontrolling interests to shareholders’ equity at year-end 2008, $2,235,000 of minority interest expense to net income attributable to noncontrolling interests for 2008 and $5,771,000 of minority interest expense to net income attributable to noncontrolling interests for 2007.

ASC 932, Extractive Activities — Oil and Gas — Expands the definition of oil and gas producing activities, updates the definition of proved oil and gas reserves, changes the prices used for determining and disclosing oil and gas reserves, clarifies that equity-method investments must be considered when determining whether oil and gas producing activities are significant and adds required disclosures. Adoption of this pronouncement did not have a significant effect on our earnings and financial position but has resulted in certain additional disclosures.

ASC 820, Fair Value Measurements and Disclosures — Delayed the effective date of Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements , for certain nonfinancial assets and nonfinancial liabilities. Adoption of this FSP did not significantly affect how we determine fair value but has resulted in certain additional disclosures.

ASC 855, Subsequent Events — Establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued, introduces the concept of financial statements being available to be issued and requires disclosures regarding the date through which subsequent events were evaluated. Adoption of this standard did not have a significant effect on our earnings or financial position but does affect our disclosures regarding subsequent events.

In addition, we adopted ASC 260, Earnings Per Share; ASC 805, Business Combinations; ASC 815, Derivatives and Hedging; ASC 825, Financial Instruments; and ASU 2009-05, Measuring Liabilities at Fair Value. Adoption of these new standards did not have a significant effect on our earnings or financial position.

Pending Accounting Standards

ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities — Amends certain requirements of ASC 810, Consolidation to improve financial reporting related to consolidation of and disclosures about variable interest entities and is effective first quarter 2010. We are currently evaluating the effect, if any, on our earnings or financial position.

ASU 2010-06, Improving Disclosures about Fair Value Measurements — Amends ASC 820, Fair Value Measurements and Disclosures to provide more robust disclosures. Portions of this ASU are effective first

FORESTAR GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

quarter 2010 with the remaining effective first quarter 2011. We do not anticipate that adoption will have a significant impact on our earnings or financial position but may result in additional disclosures.

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

In 2009, we sold about 95,000 acres of timber and timberland in Georgia and Alabama for $158,603,000 generating net cash proceeds of $153,851,000, which were principally used to reduce debt and pay taxes, resulting in gain on sale of assets of $104,047,000.

At year-end 2009, assets held for sale includes about 74,000 acres of undeveloped land with a carrying value of $18,138,000 and related timber with a carrying value of $10,209,000. These assets are actively being marketed. Also included is our undivided 15 percent interest in corporate aircraft contributed to us by Temple-Inland at spin-off with a carrying value of $2,879,000. Our interest is being disposed of pursuant to the terms of an aircraft joint ownership agreement, which expired December 28, 2009.

Note 5 —	Real Estate

Real estate consists of:

	At Year-End
	2009	2008
	(In thousands)

Entitled, developed and under development projects	$427,047	$445,394
Undeveloped land	91,011	143,749
Commercial operating properties	49,171	43,987

	567,229	633,130
Accumulated depreciation	(24,417)	(22,544)

	$542,812	$610,586

Included in entitled, developed and under development projects are the estimated costs of assets we expect to convey to utility and improvement districts of $60,863,000 in 2009 and $76,173,000 in 2008, including about $37,062,000 at year-end 2009 and about $49,529,000 at year-end 2008 related to our Cibolo Canyons project near San Antonio, Texas. These costs relate to water, sewer and other infrastructure assets we have submitted to utility or improvement districts for review and approval. We billed these districts $11,824,000 in 2009 and $27,581,000 in 2008. We collected $24,945,000 from these districts in 2009, of which $20,270,000 related to our Cibolo Canyons project and was accounted for as a reduction of our investment in the mixed-use development. We collected $674,000 from these districts in 2008. We expect to collect the remaining amounts billed when these districts achieve adequate tax bases to support payment.

We recognized asset impairment charges of $5,718,000 in 2009 principally related to a condominium project in Austin, Texas. We recognized asset impairments of $3,000,000 in 2008 and $6,518,000 in 2007 related to residential projects principally in Texas.

Depreciation expense, primarily related to commercial operating properties, was $1,873,000 in 2009, $1,770,000 in 2008 and $2,014,000 in 2007 and is included in other operating expense.

Please read Schedule III for additional information.

FORESTAR GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 —	Timber

We have about 227,000 acres of timber, primarily in Georgia. We capitalized reforestation expenditures of $120,000 in 2009, $282,000 in 2008 and $411,000 in 2007. The cost of timber cut and sold was $3,104,000 in 2009, $2,968,000 in 2008 and $4,060,000 in 2007.

Note 7 —	Investment in Unconsolidated Ventures

At year-end 2009, we had ownership interests ranging from 25 to 50 percent in 10 ventures that we account for using the equity method. We have no real estate ventures that are accounted for using the cost method. Our three largest ventures at year-end 2009 are CL Realty, Temco and Palisades West. We own a 50 percent interest in both CL Realty and Temco, and Cousins Real Estate Corporation owns the other 50 percent interest. We own a 25 percent interest in Palisades West, Cousins Properties Incorporated owns a 50 percent interest and Dimensional Fund Advisors LP owns the remaining 25 percent. Information regarding these ventures follows:

•	CL Realty, L.L.C. was formed in 2002 for the purpose of developing residential and mixed-use communities in Texas and across the southeastern United States. At year-end 2009, the venture had 15 residential and mixed-use communities, of which 10 are in Texas, 3 are in Florida and 2 are in Georgia, representing about 7,270 residential lots and 560 commercial acres.

•	Temco Associates, LLC was formed in 1991 for the purpose of acquiring and developing residential real estate sites in Georgia. At year-end 2009, the venture had 5 residential and mixed-use communities, representing about 1,560 planned residential lots, all of which are located in Paulding County, Georgia. The venture also owns approximately 5,500 acres of undeveloped land in Paulding County, Georgia.

•	Palisades West LLC was formed in 2006 for the purpose of constructing a commercial office park in Austin, Texas. The project includes two office buildings totaling approximately 375,000 square feet and an accompanying parking garage. Construction of the project was completed in fourth quarter 2008 and is approximately 71 percent leased at year-end 2009. Our remaining commitment for investment in this venture as of year-end 2009 is $2,566,000. Effective fourth quarter 2008, we entered into a 10-year operating lease for approximately 32,000 square feet that we occupy as our corporate headquarters. Please read Note 17 — Commitments and Other Contingencies for additional information about operating leases.

Combined summarized balance sheet information for our ventures accounted for using the equity method follows:

	Year-End 2009						Year-End 2008
			Palisades		Other				Palisades		Other
	CL Realty	Temco	West		Ventures	Total	CL Realty	Temco	West		Ventures	Total
	(In thousands)

Real estate	$113,169	$60,402	$122,566		$89,507	$385,644	$124,418	$60,791	$120,953		$94,093	$400,255
Total assets	114,598	60,751	125,396		96,711	397,456	126,728	61,832	123,290		102,928	414,778
Borrowings, principally non-recourse(a)	3,568	3,061	—		77,113	83,742	4,901	3,198	—		75,638	83,737
Total liabilities	5,414	3,268	51,158	(b)	88,273	148,113	8,684	3,570	50,548	(b)	89,579	152,381
Equity	109,184	57,483	74,238		8,438	249,343	118,044	58,262	72,742		13,349	262,397
Our investment in real estate ventures:
Our share of their equity(c)	54,592	28,742	18,559		15,673	117,566	59,022	29,131	18,779		18,295	125,227
Unrecognized deferred gain(d)	(7,059)	—	—		(910)	(7,969)	(7,059)	—	—		(614)	(7,673)

Investment in real estate ventures	$47,533	$28,742	$18,559		$14,763	$109,597	$51,963	$29,131	$18,779		$17,681	$117,554

FORESTAR GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Combined summarized income statement information for our ventures accounted for using the equity method follows:

	For the Year
	2009	2008	2007
	(In thousands)

Revenues:
CL Realty	$2,698	$8,065	$7,393
Temco	1,419	6,426	8,305
Palisades West	12,496	1,421	267
Other ventures	7,659	12,865	14,494

Total	$24,272	$28,777	$30,459

(Loss) Earnings:
CL Realty	$(8,500)	$6,780	$3,400
Temco	(2,729)	940	258
Palisades West	4,626	1,218	230
Other ventures	(2,628)	(2,488)	(406)

Total	$(9,231)	$6,450	$3,482

Our equity in their (loss) earnings:
CL Realty(e)	$(4,250)	$3,377	$1,700
Temco(f)	(1,365)	469	129
Palisades West	1,156	304	58
Other ventures(c)	(3,312)	482	1,499
Recognition of deferred gain(d)	—	10	346

Total	$(7,771)	$4,642	$3,732

(a)	Total includes current maturities of $80,625,000 at year-end 2009 and $21,150,000 at year-end 2008.

(b)	Principally includes deferred income from leasehold improvements funded by tenants in excess of leasehold improvement allowances. These amounts are recognized as rental income over the lease term and are offset by depreciation expense related to these tenant improvements. There is no effect on venture net income.

(c)	Our share of the equity in other ventures reflects our ownership interests ranging from 25 to 50 percent, excluding venture losses that exceed our investment where we are not obligated to fund those losses.

(d)	In 2003, we contributed real estate with a $13,800,000 carrying value to CL Realty in exchange for $13,800,000 cash and a 50 percent interest in the partnership. We deferred the $14,587,000 gain on the sale and are recognizing it as the partnership sells the real estate to third parties. The deferred gain is reflected as an offset to our investment in unconsolidated ventures.

(e)	In 2009, CL Realty’s loss includes impairment charges of $3,300,000 related to two residential real estate projects located in Tampa, Florida and an impairment charge of $5,238,000 related to an equity investment in an unconsolidated venture.

(f)	In 2009, Temco Associates’ loss includes an impairment charge of $1,263,000 related to a residential real estate project located in Atlanta, Georgia.

In 2009, we invested $2,875,000 in these ventures and received $4,056,000 in distributions; in 2008, we invested $17,845,000 in these ventures and received $7,221,000 in distributions; and in 2007, we invested

FORESTAR GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$14,492,000 in these ventures and received $6,102,000 in distributions. Distributions include both return of investments and distributions of earnings.

We provide development services for some of these ventures for which we receive a fee. Fees for these services were $45,000 in 2009, $120,000 in 2008 and $344,000 in 2007 and are included in real estate revenues.

Note 8 —	Receivables

Receivables consist of:

	At Year-End
	2009	2008
	(In thousands)

Seller financing notes receivable, average interest rate of 5.76% in 2009 and 6.87% in 2008	$1,112	$410
Notes receivable, average interest rate of 9.60% in 2008	—	1,336
Accrued interest and other	873	2,742

	$1,985	$4,488
Allowance for bad debts	(144)	(226)

	$1,841	$4,262

Seller financing notes receivable are generally secured by a deed of trust with a minimum 10 percent down payment and are generally due within three years.

Notes receivable are funds advanced to potential venture partners and were satisfied in 2009 by assignment to us of the venture partner’s profit participation interest in the real estate.

Other receivables are miscellaneous operating receivables arising in the normal course of business. We expect to collect $718,000 in 2010.

Note 9 —	Debt

Debt consists of:

	At Year-End
	2009	2008
	(In thousands)

Term loan facility — average interest rate of 4.90% at year-end 2009 and 4.77% at year-end 2008	$125,000	$175,000
Revolving loan facility — average interest rate of 5.12% at year-end 2008	—	59,900
Secured promissory note — interest rate of 2.73% at year-end 2009 and 3.01% at year-end 2008	16,716	16,000
Other indebtedness due through 2011 at variable interest rates based on prime (3.25% at year-end 2009 and 2008) and at fixed interest rates ranging from 8.00% to 9.50%	74,910	86,502

	$216,626	$337,402

Our senior credit facility and other debt agreements contain terms, conditions and financial covenants customary for such agreements including minimum levels of interest coverage and limitations on leverage. At year-end 2009, we had complied with the terms, conditions and financial covenants of these agreements.

In 2009, we reduced our term loan by $50,000,000 and repaid our revolving line of credit in the amount of $70,000,000 from proceeds received as a result of selling about 95,000 acres of timber and timberland in Georgia and Alabama, in accordance with our near-term strategic initiatives.

At year-end 2009, our senior credit facility provides for a $125,000,000 term loan and a $257,700,000 revolving line of credit. The term loan and revolving line of credit may be prepaid at any time without penalty. The senior credit facility matures December 1, 2010. However, we amended our credit facility in 2009 to

FORESTAR GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provide us with the option to extend the maturity date through June 30, 2012 for up to $350,000,000. It is likely we will exercise our extension option. The revolving line of credit includes a sublimit for letters of credit equal to the lesser of $100,000,000 or 22 percent of the aggregate facility commitments, of which $3,071,000 was outstanding at year-end 2009. Total borrowings under our senior credit facility (including the face amount of letters of credit) may not exceed a borrowing base formula, and includes a minimum liquidity requirement equal to the lesser of $35,000,000 or 7.5 percent of the aggregate facility commitments at each quarter-end. At year-end 2009, we had $202,561,000 in net unused borrowing capacity under our senior credit facility.

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

We have incurred origination and other fees related to our senior credit facility of $13,755,000, of which $5,068,000 is unamortized at year-end 2009 and is included in other assets. Amortization of deferred financing fees in connection with our senior credit facility was $5,042,000 in 2009, $3,506,000 in 2008 and $139,000 in 2007 and is included in interest expense.

At year-end 2009, commercial operating properties having a book value of $24,484,000 were subject to liens in connection with $16,716,000 of debt. In 2008, we refinanced this debt through 2010 with interest payable at LIBOR plus 2.5 percent or Prime plus 2 percent, at our option. At year-end 2009, entitled, developed and under development projects having a book value of $141,694,000 was subject to liens in connection with $74,910,000 of principally non-recourse debt. Please read Schedule III for additional information.

Maturities of our debt during the next five years are: 2010 — $175,873,000; 2011 — $40,753,000; 2012 — $0; 2013 — $0; 2014 — $0 and thereafter — $0.

Note 10 —	Fair Value

Fair Value Measurements and Disclosures are a three-tiered fair value hierarchy, which prioritizes the inputs used in measuring fair values as follows:

•	Level 1 — Observable inputs such as quoted prices in active markets;

•	Level 2 — Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3 — Unobservable inputs in which there is very little market data available and the company develops its own assumptions.

Financial liabilities measured at fair value on a recurring basis include our interest rate swap agreement. The fair value of the interest rate swap agreement was determined using quoted prices for similar instruments in active markets (Level 2). In 2009, the fair value of our interest rate swap increased, and as a result, we recognized an after-tax gain of $1,004,000 in accumulated other comprehensive income.

Non-financial assets measured at fair value on a non-recurring basis include real estate assets and assets held for sale which were measured for impairment. In 2009, certain assets were remeasured and reported at fair value due to events or circumstances that indicated the carrying value may not be recoverable. We determined estimated fair value of real estate assets based on the appraised value or present value of future

FORESTAR GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

probability weighted cash flows expected from the sale of the long-lived assets. As a result, we recognized asset impairment of $5,718,000 in 2009. The carrying value for these assets may have subsequently increased or decreased from the fair value reflected due to activity that has occurred since the measurement date. We determined estimated fair value of assets held for sale, which represents our undivided 15 percent interest in corporate aircraft contributed to us by Temple-Inland at spin-off, based on a third-party appraisal of current value. As a result, we recognized asset impairments of $2,213,000 in 2009.

	Fair Value Measurements			Year-End
	Level 1	Level 2	Level 3	2009
	(In thousands)

Financial Assets and Liabilities:
Interest rate swap agreement	$—	$(393)	$—	$(393)
Non-Financial Assets and Liabilities:
Real estate	$—	$—	$12,297	$12,297
Assets held for sale	$—	$—	$2,879	$2,879

We elected not to use the fair value option for cash and cash equivalents, accounts receivable, other current assets, long-term debt, accounts payable and other current liabilities. The carrying amounts of these financial instruments approximate their fair values due to their short-term nature or variable interest rates.

Information about our fixed rate debt that is not measured at fair value follows:

	At Year-end 2009		At Year-end 2008
	Carrying	Fair	Carrying	Fair	Valuation
	Amount	Value	Amount	Value	Technique
(In thousands)

Fixed rate debt	$(3,431)	$(3,505)	$(8,372)	$(8,654)	Level 2

Note 11 —	Derivative Instruments

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

At year-end 2009, our $100,000,000 notional amount interest rate swap agreement, which matures in March 2010, requires that we pay a fixed interest rate of 6.57 percent and receive a floating interest rate of one month LIBOR plus 4 percent (4.24 percent at year-end 2009).

In 2009 and 2008, there was no hedge ineffectiveness.

FORESTAR GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents the fair value of our derivative instrument as well as its classification on the consolidated balance sheets:

Liability Derivatives
	Year-End 2009		Year-End 2008
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
		(In thousands)		(In thousands)

Derivatives designated as hedging instruments:
Interest rate swap agreement	Other liabilities	$393	Other liabilities	$1,939

The change in fair value of our interest rate swap recognized in other comprehensive income was a gain of $1,004,000 in 2009 and a loss of $1,260,000 in 2008. No amounts were reclassified from other comprehensive income into income in 2009 or 2008.

Please read Note 10 — Fair Value for a description of how the above derivative instrument is valued.

Note 12 —	Capital Stock

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

Please read Note 19 — Share-Based Compensation for information about additional shares of common stock that could be issued under terms of our share-based compensation plans.

As a result of our spin-off from Temple-Inland, all of Temple-Inland’s outstanding share-based compensation awards were equitably adjusted into separate awards: one related to our common stock, one related to Temple-Inland common stock and one related to Guaranty Financial Group, Inc. common stock. Guaranty is no longer operating as a going concern. All awards issued as part of this adjustment are subject to their original vesting schedules and terms.

At year-end 2009, Temple-Inland directors and employees held 22,000 equity-settled restricted stock awards on our stock. The following table summarizes outstanding stock option awards on our stock held by Temple-Inland and Guaranty personnel at year-end 2009:

			Weighted	Aggregate
			Average	Intrinsic Value
		Weighted	Remaining	(Current
		Average	Contractual	Value Less
	Shares	Exercise Price	Term	Exercise Price)
	(In thousands)	(Per share)	(In years)	(In thousands)

Outstanding	1,341	$20.16	5	$5,938
Exercisable	1,204	$19.10	4	$5,938

FORESTAR GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 —	Other Comprehensive Income

Other comprehensive income consists of:

	For the Year
	2009	2008	2007
	(In thousands)

Consolidated net income	$61,574	$14,209	$30,566
Change in fair value of interest rate swap agreement	1,546	(1,939)	—
Income tax effect of change in fair value	(542)	679	—

Other comprehensive income	62,578	12,949	30,566
Less: Comprehensive income attributable to noncontrolling interests	(2,467)	(2,235)	(5,771)

Other comprehensive income attributable to Forestar Group Inc.	$60,111	$10,714	$24,795

Note 14 —	Net Income per Share

Our basic and diluted weighted average common shares outstanding used to compute net income per share are as follows:

	For the Year
	2009	2008	2007
	(In thousands)

Weighted average common shares outstanding — basic	35,805	35,455	35,380
Dilutive effect of stock options	94	305	—
Dilutive effect of restrict stock and restricted stock units	203	132	—

Weighted average common shares outstanding — diluted	36,102	35,892	35,380

At year-end 2009, the effect of 1,812,000 stock options and unvested shares of restricted stock were not included in the computation of diluted weighted average shares outstanding because their impact would have been anti-dilutive.

At year-end 2008, the effect of 1,713,000 stock options and unvested shares of restricted stock were not included in the computation of diluted weighted average shares outstanding because their impact would have been anti-dilutive.

For 2007, we computed basic and diluted net income per share based upon the number of shares of our common stock distributed by Temple-Inland on December 28, 2007.

FORESTAR GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15 —	Income Taxes

Income tax expense consists of:

	For the Year
	2009	2008	2007
	(In thousands)

Current tax provision:
U.S. Federal	$(51,210)	$(14,954)	$(28,782)
State and other	(7,031)	(1,680)	(3,133)

	(58,241)	(16,634)	(31,915)
Deferred tax provision:
U.S. Federal	21,639	11,124	16,509
State and other	969	275	1,497

	22,608	11,399	18,006

Income tax expense	$(35,633)	$(5,235)	$(13,909)

Our income tax expense reflects a benefit of $901,000 in 2009 and $800,000 in 2008 from a federal income tax rate change for qualified timber gains due to the Food, Conservation and Energy Act of 2008.

A reconciliation of the federal statutory rate to the effective income tax rate on continuing operations follows:

	For the Year
	2009	2008	2007

Federal statutory rate	35%	35%	35%
State, net of federal benefit	4	5	3
Finalization of deferred tax balance transferred at spin-off	—	2	—
Noncontrolling interests	(1)	(4)	(5)
Percentage depletion	—	(6)	(2)
Qualified timber gains	(1)	(4)	—
Other	—	(1)	—

Effective tax rate	37%	27%	31%

FORESTAR GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of deferred taxes are:

	At Year-End
	2009	2008
	(In thousands)

Deferred Tax Assets:
Real estate	$52,592	$44,711
Employee benefits	8,528	3,594
Accruals not deductible until paid	141	986
Other	140	696

Gross deferred tax assets	61,401	49,987
Deferred Tax Liabilities:
Undeveloped land	(16,150)	(25,869)
Timber	(3,708)	(5,638)
Other	(792)	(1,296)

Gross deferred tax liabilities	(20,650)	(32,803)

Net Deferred Tax Asset	$40,751	$17,184

Subsequent to our spin-off, we file our own income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. In 2009, the Internal Revenue Service (IRS) began an examination of our 2008 and 2007 (one day of operations) federal income tax returns. As of year-end 2009, the IRS has not proposed any adjustments to these tax returns.

Prior to our spin-off, we were included in Temple-Inland’s consolidated income tax returns. In conjunction with our spin-off, we entered into an agreement with Temple-Inland whereby we agreed to indemnify Temple-Inland for any adjustments related to our tax positions reported in their pre-spin income tax returns. With few exceptions, we are no longer subject to U.S. federal or state income tax examinations by tax authorities for years prior to 2006. In 2009, Temple-Inland informed us that the IRS began an examination of its 2007 and 2006 federal income tax returns. As of year-end 2009, we were informed that the IRS has not proposed any adjustments affecting our reported tax positions.

A reconciliation of the beginning and ending amount of tax benefits not recognized for book purposes is as follows:

	For the Year
	2009	2008
	(In thousands)

Balance at beginning of year	$—	$—
Additions based on tax positions related to the current year	7,441	—
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	—
Settlements	—	—

Balance at end of year	$7,441	$—

Of the $7,441,000 tax benefits not recognized for book purposes at year-end 2009, $6,066,000 would affect the annual effective tax rate, if recognized.

The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. In 2009, we recognized approximately $96,000 in interest. Unrecognized tax benefits include $96,000 of accrued interest and no penalties related to tax years 2006 through 2009.

FORESTAR GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16 —	Litigation and Environmental Contingencies

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

Environmental remediation liabilities arise from time to time in the ordinary course of doing business, and we believe we have established adequate reserves for any probable losses. We own 288 acres near Antioch, California, portions of which were sites of a Temple-Inland paper manufacturing operation that are in remediation. We increased our reserves for environmental remediation by about $3,600,000 in 2009. We estimate the cost to complete remediation activities will be about $4,400,000, which is included in other accrued expenses and will likely be paid in 2010 and 2011. Our estimate requires us to make assumptions regarding the scope of required remediation, the effectiveness of planned remediation activities, and approvals by regulatory authorities. Our estimate is subject to revision as new information becomes available.

Note 17 —	Commitments and Other Contingencies

We lease timberland, facilities and equipment under non-cancelable long-term operating lease agreements. In addition, we have various obligations under other office space and equipment leases of less than one year. Rent expense on timberland was $366,000 in 2009, $346,000 in 2008 and $428,000 in 2007. Rent expense on facilities and equipment was $1,982,000 in 2009, $1,789,000 in 2008 and $536,000 in 2007. Future minimum rental commitments under non-cancelable operating leases having a remaining term in excess of one year are: 2010 — $2,081,000; 2011 — $2,101,000; 2012 — $1,957,000; 2013 — $1,753,000; 2014 — $1,643,000; and thereafter — $11,166,000.

We have 16 years remaining on a 65-year timber lease of over 16,000 acres. At year-end 2009, the remaining contractual obligation for this lease is $7,574,000.

In 2009, we committed to loan $10,000,000 to a third-party equity investor in the JW Marriott® San Antonio Hill Country Resort & Spa resort development. This commitment was funded in January 2010.

In 2008, we entered into a 10-year operating lease for approximately 32,000 square feet in the Palisades West Office Park in Austin, Texas. Effective in fourth quarter 2008, we occupy this space as our corporate headquarters. This lease contains predetermined fixed increases of the minimum rental rate during the initial lease term and a construction allowance for leasehold improvements. The remaining contractual obligation for this lease is $11,397,000.

In connection with our unconsolidated venture operations, we have provided performance bonds and letters of credit aggregating $1,798,000 at year-end 2009. Generally these performance bonds and letters of credit would be drawn on due to lack of specific performance by the ventures, such as failure to deliver streets and utilities in accordance with local codes and ordinances. In addition, we own a 25 percent interest in Palisades West LLC to which all the members have committed to make additional proportionate capital contributions, our share of which is $2,566,000 at year-end 2009.

Temple-Inland has received a private letter ruling from the Internal Revenue Service that the spin-off qualifies for tax-free treatment under applicable sections of the Internal Revenue Code, and has also received an opinion of tax counsel that the spin-off so qualifies. However, if the spin-off fails to qualify for tax-free treatment, under the tax matters agreement between Temple-Inland and us we may be required to indemnify Temple-Inland against any tax resulting from the distribution of our shares of stock to the extent that such tax resulted from any of our representations or undertakings being incorrect or violated.

FORESTAR GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18 —	Segment Information

In 2008, we changed our reportable segments to reflect our post-spin management of the operations transferred to us from Temple-Inland. All prior period segment information has been reclassified to conform to the current presentation. We operate three business segments: real estate, mineral resources and fiber resources. Real estate secures entitlements and develops infrastructure on our lands for single-family residential and mixed-use communities and manages our undeveloped land and our commercial operating properties. Mineral resources includes our oil, natural gas and water interests. Fiber resources manages our timber and recreational leases.

We evaluate performance based on segment earnings before unallocated items and income taxes. Segment earnings consist of operating income, equity in earnings of unconsolidated ventures and net income attributable to noncontrolling interests. Unallocated items consist of general and administrative expense, share-based compensation, gain on sale of assets, interest expense and other non-operating income and expense. The accounting policies of the segments are the same as those described in the accounting policy note to the consolidated financial statements. Our revenues are derived from our U.S. operations and all of our assets are located in the U.S. In 2009, revenues of $15,807,000 from one customer of our mineral resources segment exceeded 10 percent of our total revenues.

				Items Not
	Real	Mineral	Fiber	Allocated to
	Estate	Resources	Resources	Segments		Total

For the year or at year-end 2009:
Revenues	$94,436	$36,256	$15,559	$—		$146,251
Depreciation and amortization	2,167	253	35	7,331		9,786
Equity in (loss) earnings of unconsolidated ventures	(8,161)	390	—	—		(7,771)
Income before taxes	3,182	32,370	9,622	49,566	(a)	94,740
Total assets	654,250	1,356	20,088	109,040		784,734
Investment in unconsolidated ventures	109,597	—	—	—		109,597
Capital expenditures(b)	5,368	1,284	120	523		7,295
For the year or at year-end 2008:
Revenues	$98,859	$47,671	$13,192	$—		$159,722
Depreciation and amortization	2,076	—	36	5,561		7,673
Equity in earnings of unconsolidated ventures	3,480	1,162	—	—		4,642
Income (loss) before taxes	9,075	44,076	8,896	(44,838	)(a)	17,209
Total assets	732,401	376	51,321	50,478		834,576
Investment in unconsolidated ventures	117,554	—	—	—		117,554
Capital expenditures(b)	508	370	282	4,037		5,197
For the year or at year-end 2007:
Revenues	$142,729	$20,818	$14,439	$—		$177,986
Depreciation and amortization	2,839	—	76	—		2,915
Equity in earnings of unconsolidated ventures	3,732	—	—	—		3,732
Income (loss) before taxes	39,507	18,581	7,950	(27,334	)(a)	38,704
Total assets	658,813	—	55,011	34,902		748,726
Investment in unconsolidated ventures	101,687	—	—	—		101,687
Capital expenditures(b)	2,788	—	410	—		3,198

(a)	Items not allocated to segments consists of:

FORESTAR GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year
	2009	2008	2007
	(In thousands)

General and administrative	$(22,399)	$(19,318)	$(11,119)
Expense allocation from Temple-Inland (see Note 21)	—	—	(6,294)
Share-based compensation (allocated from Temple-Inland in 2007, see Note 19)	(11,998)	(4,516)	(1,397)
Gain on sale of assets	104,047	—	—
Interest expense	(20,459)	(21,283)	(9,229)
Other non-operating income	375	279	705

	$49,566	$(44,838)	$(27,334)

(b)	Consists of expenditures for property and equipment and reforestation.

In 2009, general and administrative expense includes about $3,200,000 paid to outside advisors regarding an evaluation by our Board of Directors of an unsolicited shareholder proposal and a $2,213,000 impairment charge related to our undivided 15 percent interest in corporate aircraft contributed to us by Temple-Inland at spin-off.

Share-based compensation increased in 2009 principally due to our higher stock price and a greater number of cash-settled awards granted in 2009.

In 2009, gain on sale of assets represents our gain from selling about 75,000 acres of timber and timberland in Georgia and Alabama for $119,702,000 to Hancock Timber Resource Group, which acquired the assets on behalf of its investor clients, and about 20,000 acres of timber and timberland in Georgia for $38,901,000 to St. Regis Paper Company, LLC, affiliate of Holland M. Ware.

Note 19 —	Share-Based Compensation

Post-Spin Awards

A summary of the awards granted under our 2007 Stock Incentive Plan follows.

Cash-settled awards

Cash-settled awards granted to our employees in the form of restricted stock units or stock appreciation rights vest over two to four years from the date of grant and generally provide for accelerated vesting upon death, disability or if there is a change in control. Vesting for some awards is also conditioned upon achievement of a minimum one percent annualized return on assets over a three-year period. Cash-settled stock appreciation rights have a ten-year term, generally become exercisable ratably over three to four years and provide for accelerated or continued vesting upon retirement, death, disability or if there is a change in control. Stock appreciation rights were granted with an exercise price equal to the market value of our stock on the date of grant.

Cash-settled awards granted to our directors in the form of restricted stock units are fully vested at the time of grant and payable upon retirement.

FORESTAR GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity of cash-settled awards granted in 2009:

		Weighted
		Average
		Grant Date
	Equivalent Units	Fair Value
	(In thousands)	(Per unit)

Non-vested at beginning of year	5	$28.85
Granted	1,147	6.00
Vested	(146)	11.10
Forfeited	(1)	28.85

Non-vested at end of year	1,005	$5.35

To settle vested cash awards, we paid $23,000 in 2009. The aggregate current value of non-vested awards was $15,242,000 at year-end 2009.

Equity-settled awards

There were no equity-settled awards in the form of restricted stock units granted in 2009, and there were no unvested equity-settled restricted stock unit awards at year-end 2009.

Restricted stock

Restricted stock awards vest after three years and generally require achievement of a minimum one percent annualized return on assets over such three-year period. The following table summarizes the activity of restricted stock awards granted in 2009:

		Weighted
		Average
		Grant Date
	Restricted Shares	Fair Value
	(In thousands)	(Per share)

Non-vested at beginning of year	207	$21.89
Granted	125	10.20
Vested	—	—
Forfeited	(1)	28.85

Non-vested at end of year	331	$17.43

The aggregate current value of non-vested awards was $7,264,000 at year-end 2009.

Stock options

Stock options have a ten-year term, generally become exercisable ratably over three to four years and provide for accelerated or continued vesting upon retirement, death, disability or if there is a change in

FORESTAR GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

control. Options were granted with an exercise price equal to the market value of our stock on the date of grant. The following table summarizes the activity of stock option awards granted in 2009:

			Weighted
		Weighted	Average
		Average	Remaining
	Options	Exercise	Contractual
	Outstanding	Price	Term
	(In thousands)	(Per share)	(In years)

Balance at beginning of year	622	$28.85	9
Granted	161	9.29
Exercised	—	—
Forfeited	(3)	28.85

Balance at end of year	780	$24.80	8

Exercisable at end of year	183	$28.85	8

The aggregate intrinsic value of stock options outstanding was $2,052,000 at year-end 2009. There was no aggregate intrinsic value of stock options exercisable at year-end 2009.

Stock options are valued based upon the Black-Scholes option pricing model. Awards granted were valued based upon the following assumptions:

	For the Year
	2009	2008

Expected dividend yield	0.0%	0.0%
Expected stock price volatility	41.8%	31.0%
Risk-free interest rate	1.8%	2.7%
Expected life of options (years)	6	6
Weighted average estimated fair value of options granted	$3.94	$10.22

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

FORESTAR GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash-settled awards

Cash-settled awards generally vest and are paid after three years from the date of grant or the attainment of defined performance goals, generally measured over a three-year period. A summary of cash-settled awards outstanding to our employees at year-end 2009, following the adjustments described previously, follows:

		Aggregate
	Equivalent	Current
	Units	Value
	(In thousands)	(Per unit)

Awards on Forestar stock	24	$524
Awards on Guaranty stock	24	—
Awards on Temple-Inland stock	72	1,510

		$2,034

To settle vested cash awards, we paid $394,000 in 2009 and $166,000 in 2008.

Restricted stock

All outstanding restricted stock awards at year-end 2007 vested in first quarter 2008.

Stock options

Stock options have a ten-year term, generally become exercisable ratably over four years and provide for accelerated or continued vesting upon retirement, death, disability or if there is a change in control. Options were granted with an exercise price equal to the market value of Temple-Inland common stock on the date of grant. A summary of stock option awards outstanding to our employees at year-end 2009, following the adjustments described previously, follows:

				Aggregate
			Weighted	Intrinsic
			Average	Value
		Weighted	Remaining	(Current
		Average	Contractual	Value Less
	Shares	Exercise Price	Term	Exercise Price)
	(In thousands)	(Per share)	(In years)	(In thousands)

Outstanding on Forestar stock	81	$21.53	5	$316
Outstanding on Guaranty stock	86	13.55	5	—
Outstanding on Temple-Inland stock	218	18.01	5	904

				$1,220

Exercisable on Forestar stock	66	$19.73	5	$316
Exercisable on Guaranty stock	70	12.41	5	—
Exercisable on Temple-Inland stock	172	16.59	5	904

				$1,220

FORESTAR GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The intrinsic value of options exercised was $287,000 in 2009.

Share-Based Compensation Expense

Share-based compensation expense for post-spin and pre-spin awards consists of:

	For the Year
	2009	2008	2007
	(In thousands)

Cash-settled awards	$8,174	$(488)	$763
Equity-settled awards	—	750	—
Restricted stock	1,741	1,264	142
Stock options	2,083	2,990	492

Pre-tax share-based compensation expense	11,998	4,516	1,397
Income tax benefit	(4,439)	(1,355)	(503)

	$7,559	$3,161	$894

Share-based compensation increased in 2009 principally due to our higher stock price and a greater number of cash-settled awards granted in 2009.

The fair value of awards granted to retirement-eligible employees and expensed at the date of grant was $183,000 in 2009 and $1,321,000 in 2008.

Pre-tax share-based compensation expense is included in:

	For the Year
	2009	2008	2007
	(In thousands)

General and administrative	$7,527	$2,910	$1,211
Other operating	4,471	1,606	186

	$11,998	$4,516	$1,397

We did not capitalize any share-based compensation in 2009, 2008 or 2007.

Unrecognized share-based compensation for post-spin awards not vested was $5,392,000 at year-end 2009. The weighted average period over which this amount will be recognized is estimated to be 1.8 years. Unrecognized share-based compensation for pre-spin awards not vested was $175,000 at year-end 2009. The weighted average period over which this amount will be recognized is estimated to be 0.6 years.

In 2009, we withheld 118,725 shares having a value of $2,347,000 in connection with vesting of restricted stock awards and exercises of stock options. These shares are accounted for as treasury stock and are reflected in financing activities in our consolidated statement of cash flows.

Note 20 —	Retirement, Pension and Postretirement Plans

Our defined contribution retirement plans include a 401(k) plan, which is funded, and a supplemental plan for certain employees, which is unfunded. The expense of our defined contribution retirement plans was $717,000 in 2009 and $1,134,000 in 2008. The unfunded liability for our supplemental plan was $205,000 at year-end 2009 and $132,000 at year-end 2008 and is included in other liabilities.

Prior to the spin-off, we participated in Temple-Inland’s retirement, pension and postretirement plans. The retirement expense for certain of our employees was $262,000 in 2007. The pension and postretirement expense allocated to us by Temple-Inland for certain of our employees was $218,000 in 2007. Subsequent to the spin-off, our employees no longer participate in the Temple-Inland postretirement plans, and our employees

FORESTAR GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

who participate in Temple-Inland retirement and pension plans will not accrue any additional benefits. The liability for their benefits as of the spin-off date has been retained by Temple-Inland.

Note 21 —	Pre-Spin Transactions with Temple-Inland

Prior to the spin-off, we reimbursed Temple-Inland for expenses incurred on our behalf and allocated to us. Additional allocated expenses incurred by Temple-Inland but not directly attributable to us were allocated to us and recognized as expense with a corresponding increase to Temple-Inland’s investment, net of tax. Please read Note 1 and Note 2 for additional information.

A summary of allocated expenses from Temple-Inland in 2007 follows (in thousands):

Legal, human resources and other administrative costs	$2,842
Variable compensation	883
Accounting and finance	1,425
Information technology support	935
Internal audit, governance and other	209

6,294
Share-based compensation	1,397
Pension and postretirement	218

$7,909

Prior to the spin-off, we paid income taxes to Temple-Inland as if we filed a separate income tax return. Please read Note 15 — Income Taxes for additional information. In addition, rent paid to a former subsidiary of Temple-Inland was $190,000 in 2007.

We own an undivided 15 percent interest in corporate aircraft contributed to us by Temple-Inland at spin-off. Under the terms of a joint ownership agreement, we pay 15 percent of the fixed costs associated with ownership of the aircraft and pay our portion of the variable costs based on our usage. The joint ownership agreement expired on December 28, 2009, and our interest is being disposed of pursuant to the terms of the agreement. At year-end 2009, the carrying value of the aircraft of $2,879,000 is included in assets held for sale.

Fiber resources and other revenues include sales of timber to Temple-Inland of $12,167,000 in 2007. Cost of fiber resources includes cost of timber sold to Temple-Inland of $3,241,000 in 2007.

Note 22 —	Supplemental Oil and Gas Disclosures (Unaudited)

The following unaudited information regarding our oil and natural gas reserves has been prepared and is presented pursuant to requirements of the Securities and Exchange Commission (SEC) and the Financial Accounting Standards Board (FASB).

We lease our oil and natural gas mineral interests, principally in Texas and Louisiana, to third-party entities for the exploration and production of oil and natural gas. When we lease our mineral interests, we may negotiate a lease bonus payment and we retain a royalty interest and may take an additional participation in production, including a non-operating working interest in which we pay a share of the costs to drill, complete and operate a well and receive a proportionate share of the production revenues. We are not an operator with respect to any of the oil and gas activities on our properties.

We initiated an internal reserve analysis of producing wells where we have a royalty interest and engaged independent oil and natural gas consultants, Netherland, Sewell & Associates, Inc. to independently prepare estimates of our proved developed oil and natural gas reserves, all of which are located in the U.S., and future net cash flows as of year-end 2009 and 2008. These estimates were based on the economic and operating

FORESTAR GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

conditions existing at year-end 2009 and 2008. Estimates of oil and gas reserve information related to our interests in 2007, the period prior to our spin-off, are unknown to us. Proved developed reserves are those quantities of petroleum from existing wells and facilities, which by analysis of geosciences and engineering data, can be estimated with reasonable certainty to be commercially recoverable, from a given date forward for known reservoirs and under defined economic conditions, operating methods and government regulations. This reserve information does not include estimates of reserves and future cash flows associated with proved undeveloped reserves or any potential value related to our 593,000 undeveloped mineral acres because we are solely royalty and non-operating working interest owners so we do not determine whether or when proved undeveloped reserves will be converted to developed reserves. The third-party operators to which we lease our mineral interests do not provide us with their adopted development plans related to our royalty interests.

In December 2009, we adopted revised oil and gas reserve estimation and disclosure requirements to conform to the SEC “Modernization of Oil and Gas Reporting” rules, which were issued in December 2008. The new rules require disclosure of proved reserves using the twelve-month average beginning-of-month price for the year, rather than year-end prices. These same twelve month average prices are also used in calculating the amount of (and changes in) future net cash inflows related to the standardized measure of discounted future net cash flows.

As a result of these changes, for 2009, oil prices are based on a twelve month average price of $57.65 per barrel of West Texas Intermediate Crude and natural gas prices are based on a twelve month average prices of $3.87 per MMBTU per the Henry Hub spot market. For 2008, oil prices are based on a year-end 2008, West Texas Intermediate posted price of $41.00 per barrel and natural gas prices are based on a year-end 2008, Henry Hub spot market price of $5.71 per MMBTU. All prices were adjusted for quality, transportation fees and regional price differentials. The process of estimating proved reserves and future net cash flows is complex involving decisions and assumptions in evaluating the available engineering and geologic data and prices for oil and natural gas and the cost to produce these reserves and other factors, many of which are beyond our control. As a result, these estimates are imprecise and should be expected to change as future information becomes available. These changes could be significant. In addition, this information should not be construed as being the current fair market value of our proved developed reserves.

Estimated Quantities of Proved Developed Oil and Natural Gas Reserves

Estimated quantities of proved developed oil and natural gas reserves are summarized as follows:

	Net Reserves
	Oil	Natural Gas
	(Barrels)	(Mcf)
	(In thousands)

Consolidated entities:
Year-end 2008	457	7,538
Revisions of previous estimates	171	(402)
Extensions and discoveries	59	1,018
Production	(107)	(1,494)
Year-end 2009	580	6,660
Our share of ventures accounted for using the equity method
Year-end 2008	—	125
Revisions of previous estimates	—	2
Extensions and discoveries	—	2,463
Production	—	(82)
Year-end 2009	—	2,508

Total consolidated and our share of equity method ventures at year-end 2009	580	9,168

FORESTAR GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effect of applying twelve month average prices, versus 2009 year-end prices of $76.00 per barrel and $5.79 per MMBTU of gas, decreased net remaining reserve volumes by 8 percent of total proved reserves. We do not have any estimated reserves of synthetic oil, synthetic natural gas or products of other non-renewable natural resources that are intended to be upgraded into synthetic oil and gas.

The upward revision in oil reserves was predominately attributable to stimulation treatments to two existing wells, remedial work on a high volume oil well, improved performance from a change in the operating conditions of a natural water drive reservoir, addition of natural gas liquids reserves and reactivation of idle oil wells. The downward revision in natural gas reserves is largely due to accounting for consumption of natural gas in operations and sale of dry natural gas volumes. This consumption of natural gas, shrink of natural gas due to processing, and the amounts of natural gas liquids production and sales, were not known when estimating reserves for year-end 2008 as our new processes to obtain such information were not in place.

Capitalized Cost Related to Oil and Natural Gas-Producing Activities

Capitalized cost related to our oil and natural gas producing activities are as follows:

	At Year End
	2009	2008
	(In thousands)

Consolidated entities:
Proved oil and gas properties	$450	$131
Accumulated depreciation, depletion and amortization	(69)	—

Net Capitalized Costs	$381	$131

We have not capitalized any costs for our share in ventures accounted for using the equity method. Prior to our spin-off, capitalized mineral rights acquisition costs were fully amortized. In 2009, accumulated depletion represents our proportional share of exploration and development costs related to our non-operating working interest in wells that began production in 2009.

Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development

Costs incurred in oil and natural gas property exploration and development activities, whether capitalized or expensed, follows:

	For the Year
	2009	2008
	(In thousands)

Consolidated entities:
Acquisition of properties	$—	$—
Exploration costs	209	95
Development costs	215	36
Our share in ventures accounted for using the equity method:
Acquisition of properties	$—	$—
Exploration costs	—	—
Development costs	—	—

Standardized Measure of Discounted Future Net Cash Flows

Estimates of future cash flows from proved developed oil and natural gas reserves are shown in the following table. Estimated income taxes are calculated by applying the appropriate year-end tax rates to the

FORESTAR GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated future pre-tax net cash flows less depreciation of the tax basis of properties and the statutory depletion allowance.

	At Year End
	2009	2008
	(In thousands)

Consolidated entities:
Future cash inflows	$57,416	$58,904
Future production and development costs	(8,379)	(6,450)
Future income tax expenses	(15,362)	(16,575)

Future net cash flows	33,675	35,879
10% annual discount for estimated timing of cash flows	(12,537)	(13,994)

Standardized measure of discounted future net cash flows	$21,138	$21,885

Our share in ventures accounted for using the equity method:
Future cash inflows	8,265	633
Future production and development costs	(886)	(68)
Future income tax expenses	(2,333)	(179)

Future net cash flows	5,046	386
10% annual discount for estimated timing of cash flows	(2,374)	(198)
Standardized measure of discounted future net cash flows	2,672	188

Total consolidated and our share of equity method ventures standardized measure of discounted future net cash flows	$23,810	$22,073

Future net cash flows were computed using prices used in estimating proved developed and natural gas reserves, year-end costs, and statutory tax rates (adjusted for tax deductions) that relate to proved developed oil and natural gas reserves.

Changes in the standardized measure of discounted future net cash flow follow:

	For the Year 2009
		Our Share of Equity
	Consolidated	Method Ventures	Total
		(In thousands)

Beginning of year	$21,885	$188	$22,073
Changes resulting from:
Net change in sales prices and production costs	(3,043)	(97)	(3,140)
Sales of oil and natural gas, net of production costs	(11,157)	(299)	(11,456)
Net change due to extensions and discoveries	4,139	3,844	7,983
Net change due to revisions of quantity estimates	5,693	1,169	6,862
Accretion of discount	2,408	21	2,429
Net change in income taxes	1,213	(2,154)	(941)

Aggregate change for the year	$(747)	$2,484	$1,737

End of year	$21,138	$2,672	$23,810

Results of Operations

Our royalty interests are contractually defined and based on a percentage of production by the owner operator at prevailing market prices. We receive our percentage of production in cash. Our royalty revenues fluctuate based on changes in the market prices for oil and gas, the inevitable decline in production in existing wells, and other factors affecting the third-party oil and natural gas exploration and production companies,

FORESTAR GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

including the cost of development and production. In 2007, our royalty revenues were allocated to us by Temple-Inland.

Information about the results of operations of our oil and natural gas interests follows:

	For the Year
	2009	2008	2007
		(In thousands)

Consolidated entities:
Royalty revenues	$11,910	$21,639	$13,114
Production costs	(753)	(1,714)	—
Exploration expenses	(100)	—	—
Depreciation, depletion, amortization	(253)	—	—
Administrative expenses	(3,546)	(3,121)	(2,237)
Income tax expenses	(2,200)	(5,152)	(3,327)

Results of operations	$5,058	$11,652	$7,550
Our share in ventures accounted for using the equity method(a):
Royalty revenues	$312	$—	$—
Production costs	(13)	—	—
Exploration expenses	—	—	—
Depreciation, depletion, amortization	—	—	—
Administrative expenses	(18)	—	—
Income tax expenses	(84)	—	—

Results of operations	$197	$—	$—

Total results of operations	$5,255	$11,652	$7,550

(a)	Producing wells in ventures accounted for using the equity method began generating royalties in 2009.

In 2009 and 2008, production costs represent our share of oil and natural gas production severance taxes. In 2007, oil and natural gas production severance taxes were reflected as a reduction of royalty revenues and were allocated to us by Temple-Inland.

Oil and natural gas produced and average unit prices related to our royalty interests follows(a) :

	For the Year
	2009	2008	2007

Oil production (barrels)	107,200	87,900	94,900
Average price per barrel	$56.86	$106.66	$65.24
Natural gas production (millions of cubic feet)	1,575.8	1,363.4	967.3
Average price per thousand cubic feet	$4.09	$8.76	$6.69

(a)	Includes 100 percent of venture activity. In 2009, our share of activity in ventures accounted for using the equity method was 82 Mcf of natural gas from one venture in which we have a 50 percent interest. We had no production from ventures accounted for using the equity method in 2008 and 2007.

FORESTAR GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 23 —	Summary of Quarterly Results of Operations (Unaudited)

Summarized quarterly financial results for 2009 and 2008 follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share amounts)

2009
Total revenues	$29,077	$40,466	$45,307	$31,401
Gross profit	19,339	27,605	31,843	16,839
Operating income	323	91,283	38,753	(5,297)
Equity in earnings (loss) of unconsolidated ventures	(572)	(4,048)	(2,443)	(708)
Income (loss) before taxes	(5,364)	82,232	31,157	(10,818)
Net income (loss) attributable to Forestar Group Inc.	(3,892)	50,917	19,476	(7,394)
Net income (loss) per share — basic	(0.11)	1.42	0.54	(0.21)
Net income (loss) per share — diluted	(0.11)	1.41	0.54	(0.21)
2008
Total revenues	$37,223	$51,597	$33,943	$36,959
Gross profit	19,305	36,951	21,368	21,896
Operating income	4,167	17,849	5,601	8,189
Equity in earnings (loss) of unconsolidated ventures	1,534	2,018	1,436	(346)
Income before taxes	117	14,937	2,037	2,353
Net income (loss) attributable to Forestar Group Inc.	(238)	9,596	872	1,744
Net income (loss) per share — basic	(0.01)	0.27	0.02	0.05
Net income (loss) per share — diluted	(0.01)	0.27	0.02	0.05

Note 24 —	Subsequent Events

We have evaluated subsequent events through March 3, 2010, the date of issuance of these financial statements.

Forestar Group Inc.

Schedule III — Consolidated Real Estate and Accumulated Depreciation

Year-End 2009
(In thousands)

				Costs Capitalized
				Subsequent to Acquisition
		Initial Cost to Company		Improvements		Gross Amount Carried at End of Period
			Buildings &	Less Cost of	Carrying	Land & Land	Buildings &		Accumulated	Date of	Date
Description	Encumbrances	Land	Improvements	Sales and Other	Costs(a)	Improvements	Improvements	Total	Depreciation	Construction	Acquired

Entitled, Developed, and Under Development Projects:

CALIFORNIA
Contra Costa County
San Joaquin River		$12,225		$(3,430)		$8,795		$8,795
COLORADO
Douglas County
Pinery West		7,308		1,826		9,134		9,134		2006	2006
Weld County
Buffalo Highlands		3,001		615		3,616		3,616		2006	2005
Johnstown Farms		2,749		9,028	$188	11,965		11,965		2002	2002
Stonebraker		3,878		1,388		5,266		5,266		2005	2005
GEORGIA
Bartow County
Towne West		936		923		1,859		1,859		2007
Coweta County
Cedar Creek Preserve		852		244		1,096		1,096
Corinth Landing		607		585		1,192		1,192
Coweta South Industrial Park		532		477		1,009		1,009
Fox Hall		166		5,832		5,998		5,998		2007
Genesee		480		1,167		1,647		1,647
TEXAS
Bastrop County
Hunter’s Crossing		3,613		7,396	311	11,320		11,320		2001	2001
The Colony		8,726		13,511	161	22,398		22,398		1999	1999
Bexar County
Cibolo Canyons		25,568		61,308	928	87,804		87,804		2004	1986
Calhoun County
Caracol	$9,500	8,603		8,336	2,047	18,986		18,986		2006	2006
Harbor Mist		2,822		1,047		3,869		3,869			2007
Collin County
Light Farms	33,533	30,101		20,902		51,003		51,003		2007	2007
Maxwell Creek		9,904		(1,499)	418	8,823		8,823		2000	2000
The Gables at North Hill		2,160		(589)	63	1,634		1,634		2004	2001
Timber Creek	3,431	7,282		2,593		9,875		9,875		2007	2007

Forestar Group Inc.

Schedule III — Consolidated Real Estate and Accumulated Depreciation — (Continued)

				Costs Capitalized
				Subsequent to Acquisition
		Initial Cost to Company		Improvements		Gross Amount Carried at End of Period
			Buildings &	Less Cost of	Carrying	Land & Land	Buildings &		Accumulated	Date of	Date
Description	Encumbrances	Land	Improvements	Sales and Other	Costs(a)	Improvements	Improvements	Total	Depreciation	Construction	Acquired

Comal County
Oak Creek Estates		1,921		3,090	175	5,186		5,186		2006	2005
Dallas County
Stoney Creek	5,297	12,822		3,446		16,268		16,268		2007	2007
Denton County
Lantana	9,942	31,451		2,308		33,759		33,759		2000	1999
The Preserve at Pecan Creek		5,855		(387)	313	5,781		5,781		2006	2005
Harris County
City Park		3,946		(2,530)	1,641	3,057		3,057		2002	2001
Hays County
Arrowhead Ranch		12,856		1,560		14,416		14,416			2007
Hood County
Harbor Lakes		3,514		5,080	312	8,906		8,906	$(635)	2000	1998
Nueces County
Tortuga Dunes		12,080		10,530		22,610		22,610		2008	2006
Rockwall County
Caruth Lakes		1,624		3,278	100	5,002		5,002		1997	1996
Travis County
Presidio at Judge’s Hill	13,207	1,500		9,685	786	11,971		11,971		2006	2006
The Ridge at Ribelin Ranch		23,751		(19,663)	51	4,139		4,139		2006	2006
Williamson County
Westside at Buttercup Creek		13,149		(6,058)	449	7,540		7,540		1993	1993
Chandler Road Properties		3,552		(2,826)		726		726		2004	2004
La Conterra		4,024		2,026	265	6,315		6,315		2008	2006
MISSOURI
Clay County
Somerbrook		3,061		(219)	13	2,855		2,855		2003	2001
UTAH
Weber County
Fort Bingham Estates		3,284		(1,869)	88	1,503		1,503		2003	1998
Other		21,017		(12,052)	759	9,724		9,724

Total Entitled, Developed, and Under Development Projects	$74,910	$290,920	$—	$127,059	$9,068	$427,047	$—	$427,047	$(635)

Forestar Group Inc.

Schedule III — Consolidated Real Estate and Accumulated Depreciation — (Continued)

				Costs Capitalized
				Subsequent to Acquisition
		Initial Cost to Company		Improvements		Gross Amount Carried at End of Period
			Buildings &	Less Cost of	Carrying	Land & Land	Buildings &		Accumulated	Date of	Date
Description	Encumbrances	Land	Improvements	Sales and Other	Costs(a)	Improvements	Improvements	Total	Depreciation	Construction	Acquired

Undeveloped Land:

ALABAMA
Cherokee County
Undeveloped Land		$749		$16		$765		$765
Cleburne County
Undeveloped Land		454		51		505		505
CALIFORNIA
Los Angeles County
Land In Entitlement Process		3,969		8,639		12,608		12,608			1997
GEORGIA
Banks County
Undeveloped Land		705		5		710		710
Land In Entitlement Process		504		48		552		552
Bartow County
Undeveloped Land		5,821		90		5,911		5,911
Carroll County
Undeveloped Land		8,014		118		8,132		8,132
Land In Entitlement Process		9,308		2,314		11,622		11,622
Chattooga County
Undeveloped Land		679		43		722		722
Cherokee County
Undeveloped Land		3,753		99		3,852		3,852
Land In Entitlement Process		2,449		549		2,998		2,998
Coweta County
Undeveloped Land		524		10		534		534
Land In Entitlement Process		2,793		561		3,354		3,354
Dawson County
Undeveloped Land		2,570		9		2,579		2,579
Land In Entitlement Process		702		902		1,604		1,604
Elbert County
Undeveloped Land		640		16		656		656
Floyd County
Undeveloped Land		2,130		82		2,212		2,212

Forestar Group Inc.

Schedule III — Consolidated Real Estate and Accumulated Depreciation — (Continued)

				Costs Capitalized
				Subsequent to Acquisition
		Initial Cost to Company		Improvements		Gross Amount Carried at End of Period
			Buildings &	Less Cost of	Carrying	Land & Land	Buildings &		Accumulated	Date of	Date
Description	Encumbrances	Land	Improvements	Sales and Other	Costs(a)	Improvements	Improvements	Total	Depreciation	Construction	Acquired

Gilmer County
Undeveloped Land		3,031		35		3,066		3,066
Gordon County
Undeveloped Land		1,779		11		1,790		1,790
Hall County
Undeveloped Land		731		61		792		792
Haralson County
Undeveloped Land		2,194		129		2,323		2,323
Land In Entitlement Process		506		89		595		595
Heard County
Undeveloped Land		1,443		412		1,855		1,855
Jackson County
Undeveloped Land		969		64		1,033		1,033
Land In Entitlement Process		491		246		737		737
Lumpkin County
Undeveloped Land		3,120		4		3,124		3,124
Paulding County
Undeveloped Land		1,406		61		1,467		1,467
Pickens County
Undeveloped Land		3,378		43		3,421		3,421
Polk County
Undeveloped Land		978		17		995		995
TEXAS
Angelina County
Undeveloped Land		951		19		970		970

Forestar Group Inc.

Schedule III — Consolidated Real Estate and Accumulated Depreciation — (Continued)

				Costs Capitalized
				Subsequent to Acquisition
		Initial Cost to Company		Improvements		Gross Amount Carried at End of Period
			Buildings &	Less Cost of	Carrying	Land & Land	Buildings &		Accumulated	Date of	Date
Description	Encumbrances	Land	Improvements	Sales and Other	Costs(a)	Improvements	Improvements	Total	Depreciation	Construction	Acquired

Hardin County
Undeveloped Land		871		2		873		873
Harris County
Land in Entitlement Process		685		853		1,538		1,538
Liberty County
Undeveloped Land		662		25		687		687
Montgomery County
Land in Entitlement Process		2,675		152		2,827		2,827			2007
San Augustine County
Undeveloped Land		1,085				1,085		1,085
Other
Undeveloped Land		2,309		208		2,517		2,517

Total Undeveloped Land	$—	$75,028	$—	$15,983	$—	$91,011	$—	$91,011	$—

Commercial Operating Properties:

TEXAS
Travis County
Radisson Hotel & Suites	$16,716		$16,316	$31,586			$47,902	$47,902	$(23,417)
Hood County
Harbor Lakes Golf Club			1,269				1,269	1,269	(365)	2000	1998

Total Commercial Operating Properties	$16,716	$—	$17,585	$31,586	$—	$—	$49,171	$49,171	$(23,782)

Total	$91,626	$365,948	$17,585	$174,628	$9,068	$518,058	$49,171	$567,229	$(24,417)

(a)	We do not capitalize carrying costs until development begins.

Forestar Group Inc.

Schedule III — Consolidated Real Estate and Accumulated Depreciation

Reconciliation of real estate:

	2009	2008	2007
		(In thousands)

Balance at beginning of year	$633,130	$572,984	$468,724
Amounts capitalized	38,971	100,639	181,430
Amounts retired or adjusted	(104,872)	(40,493)	(77,170)

Balance at close of period	$567,229	$633,130	$572,984

Reconciliation of accumulated depreciation:

	2009	2008	2007
		(In thousands)

Balance at beginning of year	$(22,544)	$(20,774)	$(20,907)
Depreciation expense	(1,873)	(1,770)	(2,014)
Amounts retired or adjusted	—	—	2,147

Balance at close of period	$(24,417)	$(22,544)	$(20,774)