Form 10-Q
period 2010-03-31
Forestar Group Inc.
filed 2010-05-07
CIK 1406587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding as of
Title of Each Class	May 5, 2010
Common Stock, par value $1.00 per share	36,416,438

FORESTAR GROUP INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
FORESTAR GROUP INC.
Consolidated Balance Sheets

	(Unaudited)
	First
	Quarter-End	Year-End
	2010	2009
	(In thousands)
ASSETS
Cash and cash equivalents	$6,590	$21,051
Real estate	528,790	542,812
Assets held for sale	27,976	31,226
Investment in unconsolidated ventures	107,950	109,597
Timber	19,448	19,845
Receivables, net	11,542	1,841
Prepaid expense	2,302	2,587
Property and equipment, net	5,158	5,234
Deferred tax asset	45,608	40,751
Other assets	8,246	9,790

TOTAL ASSETS	$763,610	$784,734

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$2,452	$4,573
Accrued employee compensation and benefits	245	4,025
Accrued property taxes	2,794	4,302
Accrued interest	970	871
Income taxes payable	1,250	2,809
Other accrued expenses	7,050	8,269
Other liabilities	26,904	24,924
Debt	204,406	216,626

TOTAL LIABILITIES	246,071	266,399

COMMITMENTS AND CONTINGENCIES

EQUITY
Forestar Group Inc. shareholders’ equity:
Preferred stock, par value $0.01 per share, 25,000,000 authorized shares, none issued	—	—
Common stock, par value $1.00 per share, 200,000,000 authorized shares, 36,615,273 issued at March 31, 2010 and 36,255,336 issued at December 31, 2009	36,615	36,255
Additional paid-in capital	386,582	384,795
Retained earnings	92,904	95,876
Accumulated other comprehensive loss	—	(256)
Treasury stock, at cost, 215,014 shares at March 31, 2010 and 209,544 shares at December 31, 2009	(4,266)	(4,214)

Total Forestar Group Inc. shareholders’ equity	511,835	512,456
Noncontrolling interests	5,704	5,879

TOTAL EQUITY	517,539	518,335

TOTAL LIABILITIES AND EQUITY	$763,610	$784,734

Please read the notes to the consolidated financial statements.

FORESTAR GROUP INC.
Consolidated Statements of Income
(Unaudited)

	First Quarter
	2010	2009
	(In thousands, except per
	share amounts)
REVENUES
Real estate sales	$10,750	$14,059
Commercial operating properties and other	6,498	4,728

Real estate	17,248	18,787
Mineral resources	7,127	5,921
Fiber resources and other	1,983	4,369

	26,358	29,077
EXPENSES
Cost of real estate sales	(5,667)	(4,742)
Cost of commercial operating properties and other	(5,002)	(3,816)
Cost of mineral resources	(322)	(347)
Cost of fiber resources	(351)	(833)
Other operating	(10,011)	(10,201)
General and administrative	(5,576)	(8,815)

	(26,929)	(28,754)

OPERATING (LOSS) INCOME	(571)	323
Equity in earnings (loss) of unconsolidated ventures	371	(572)
Interest expense	(4,546)	(5,166)
Other non-operating income	198	51

LOSS BEFORE TAXES	(4,548)	(5,364)
Income tax benefit	1,515	2,315

CONSOLIDATED NET LOSS	(3,033)	(3,049)
Less: Net loss (income) attributable to noncontrolling interests	61	(843)

NET LOSS ATTRIBUTABLE TO FORESTAR GROUP INC.	$(2,972)	$(3,892)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — BASIC	36,078	35,681
NET LOSS PER COMMON SHARE — BASIC	$(0.08)	$(0.11)
Please read the notes to the consolidated financial statements.

FORESTAR GROUP INC.
Consolidated Statements of Cash Flows
(Unaudited)

	First Quarter
	2010	2009
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(3,033)	$(3,049)
Adjustments:
Depreciation and amortization	2,788	2,111
Deferred income taxes	(4,994)	(3,816)
Tax benefits not recognized for book purposes	16	—
Equity in (earnings) loss of unconsolidated ventures	(371)	572
Distributions of earnings of unconsolidated ventures	99	23
Distributions of earnings to noncontrolling interests	(152)	(1,495)
Share-based compensation	3,534	1,706
Non-cash real estate cost of sales	5,421	4,770
Real estate development and acquisition expenditures	(2,788)	(7,053)
Reimbursements from utility and improvement districts	183	1,731
Other changes in real estate	5	(269)
Gain on termination of timber lease	(497)	(185)
Cost of timber cut	337	796
Deferred income	557	930
Asset impairments	—	600
Loss on sale of assets held for sale	277	—
Other	4	28
Changes in:
Notes and accounts receivable	(9,982)	(32)
Prepaid expenses and other	269	74
Accounts payable and other accrued liabilities	(9,949)	(10,165)
Income taxes payable	(1,560)	2,214

Net cash used for operating activities	(19,836)	(10,509)
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, equipment, software and reforestation	(326)	(1,557)
Investment in unconsolidated ventures	(705)	(830)
Return of investment in unconsolidated ventures	2,634	1,614
Proceeds from sale of assets held for sale	2,602	—

Net cash provided by (used for) investing activities	4,205	(773)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of debt	(10,370)	(14,977)
Additions to debt	11,357	26,758
Return of investment to noncontrolling interest	(399)	(170)
Exercise of stock options	518	1
Payroll taxes on restricted stock and stock options	(49)	(17)
Tax benefit from share-based compensation	52	—
Other	61	24

Net cash provided by financing activities	1,170	11,619

Net (decrease) increase in cash and cash equivalents	(14,461)	337
Cash and cash equivalents at beginning of year	21,051	8,127

Cash and cash equivalents at end of period	$6,590	$8,464

Please read the notes to the consolidated financial statements.

FORESTAR GROUP INC.
Notes to the Consolidated Financial Statements
(Unaudited)
Note 1 — Basis of Presentation
     Our consolidated financial statements include the accounts of Forestar Group Inc., all subsidiaries, ventures and other entities in which we have a controlling interest and variable interest entities of which we are the primary beneficiary. We eliminate all material intercompany accounts and transactions. Noncontrolling interests in consolidated pass-through entities are recognized before income taxes. We account for our investment in other entities in which we have significant influence over operations and financial policies using the equity method (we recognize our share of the entities’ income or loss and any preferential returns and treat distributions as a reduction of our investment). We account for our investment in other entities in which we do not have significant influence over operations and financial policies using the cost method (we recognize as income distribution of accumulated earnings).
     We prepare our unaudited interim financial statements in accordance with U.S. generally accepted accounting principles and Securities and Exchange Commission requirements for interim financial statements. As a result, they do not include all the information and disclosures required for complete financial statements. However, in our opinion, all adjustments considered necessary for a fair presentation have been included. Such adjustments consist only of normal recurring items unless otherwise noted. We make estimates and assumptions about future events. Actual results can, and probably will, differ from those we currently estimate including those related to allocating cost of sales to real estate, minerals and fiber and measuring assets for impairment. These interim operating results are not necessarily indicative of the results that may be expected for the entire year. For further information, please read the financial statements included in our 2009 Annual Report on Form 10-K.
Note 2 — New Accounting Pronouncements
     In first quarter 2010, we adopted ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, ASU 2010-06, Improving Disclosures about Fair Value Measurements and ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirements. Adoption of these pronouncements did not have a significant effect on our earnings or financial position but did result in certain additional disclosures.
Note 3 — Strategic Initiatives and Assets Held for Sale
     In 2009, we announced our near-term strategic initiatives to enhance shareholder value by generating significant cash flow, principally from the sale of about 175,000 acres of higher and better use (HBU) timberland. In 2009, we sold about 95,000 acres of timber and timberland in Georgia and Alabama in two transactions generating net cash proceeds of $153,851,000, which were principally used to reduce debt and pay taxes.
     At first quarter-end 2010, assets held for sale includes about 74,000 acres of undeveloped land with a carrying value of $17,974,000 and related timber with a carrying value of $10,002,000. We continue to actively market this land but did not sell any land in first quarter 2010 in accordance with these initiatives.
     In first quarter 2010, we sold our undivided interest in corporate aircraft resulting in net cash proceeds of $2,602,000 and loss on the sale of assets of $277,000.
Note 4 — Real Estate
     Real estate consists of:

	First
	Quarter-End	Year-End
	2010	2009
	(In thousands)
Entitled, developed and under development projects	$413,645	$427,047
Undeveloped land	91,066	91,011
Commercial operating properties	45,705	49,171

	550,416	567,229
Accumulated depreciation	(21,626)	(24,417)

	$528,790	$542,812

     Included in entitled, developed and under development projects are the estimated costs of assets we expect to convey to utility and improvement districts of $60,847,000 at first quarter-end 2010 and $60,863,000 at year-end 2009, including about $37,052,000 at first quarter-end 2010, all of which is approved for reimbursement, and $37,062,000 at year-end 2009 related to our Cibolo Canyons project near San Antonio, Texas. These costs relate to water, sewer and other infrastructure assets we have submitted to utility or improvement districts for review and approval. In first quarter 2010, we billed these districts $183,000. In first quarter 2009, we did not bill these districts. We collected $183,000 from these districts in first quarter 2010 and $1,731,000 in first quarter 2009. We expect to collect the remaining amounts billed when these districts achieve adequate tax bases to support payment.
     In first quarter 2010, entitled, developed and under development projects decreased by $11,865,000 due to lender foreclosure of a lien on a condominium property in Austin, Texas, owned by a consolidated variable interest entity. The lien secured debt guaranteed by the unrelated general partner who managed day to day operations of the venture. Please read Note 7 for additional information.
     We did not recognize any asset impairment charges in first quarter 2010. We recognized asset impairment charges of $600,000 in first quarter 2009 related to a condominium project in Austin, Texas.
     Depreciation expense, primarily related to commercial operating properties, was $868,000 in first quarter 2010 and $446,000 in first quarter 2009 and is included in other operating expense.
Note 5 — Timber
     We have over 225,000 acres of timber, primarily in Georgia. The cost of timber cut and sold was $337,000 in first quarter 2010 and $796,000 in first quarter 2009.
Note 6 — Noncontrolling Interests
     A reconciliation of changes in shareholders’ equity in first quarter 2010 follows:

	Forestar	Noncontrolling
	Group Inc.	Interests	Total
		(In thousands)
Balance at beginning of period	$512,456	$5,879	$518,335
Net (loss) income	(2,972)	(61)	(3,033)
Unrealized gain	256	—	256
Distributions to noncontrolling interests	—	(551)	(551)
Contributions from noncontrolling interests	—	437	437
Other (primarily share-based compensation)	2,095	—	2,095

Balance at end of period	$511,835	$5,704	$517,539

Note 7 — Variable Interest Entities
     At first quarter-end 2010, we are the primary beneficiary of one variable interest entity that is a limited partnership that we consolidate. We are the majority owner and provided the majority of equity to the partnership which does not have sufficient equity to fund its operations. We have the authority to approve project budgets and the issuance of additional debt. The unrelated managing partner oversees the day to day operations and guarantees the debt but does not have any remaining equity in the partnership. In first quarter 2010, our real estate assets decreased by $11,865,000, debt decreased by $13,207,000 and other liabilities increased by $1,342,000 due to lender foreclosure of a lien on the partnership’s only significant asset, a condominium property in Austin, Texas. At first quarter-end 2010, the limited partnership has total assets of $12,000 and total liabilities of $3,089,000. The partnership liabilities will be settled as the venture is liquidated. During first quarter 2010, we contributed $236,000 to this partnership to fund its operations.
     Also at first quarter-end 2010, we are not the primary beneficiary of three variable interest entities that are partnerships we account for using the equity method. We are a nominal general partner in two of these partnerships. We have the authority to approve project budgets and the issuance of additional debt. The unrelated managing partners oversee the day to day operations and guarantee the debt. At first quarter-end 2010, our investment in these three partnerships is $4,127,000 and is included in investment in unconsolidated ventures. These three partnerships have total assets of $73,068,000, substantially all of which represent developed and undeveloped real estate and total liabilities of $85,893,000, which principally include borrowings maturing in 2010. Our maximum exposure to loss related to these partnerships is estimated at $37,499,000, which exceeds our investment in these partnerships because we are a nominal general partner in two of these partnerships and as a result could be held liable for partnership liabilities.

It represents the maximum loss that we could be required to recognize assuming all of the partnerships’ assets are worthless and does not consider the probability that a loss will be incurred or any actions we may take to mitigate any such loss. We did not make any contributions to these partnerships during first quarter 2010.
Note 8 — Investment in Unconsolidated Ventures
     At first quarter-end 2010, we had ownership interests ranging from 25 to 50 percent in 10 ventures that we account for using the equity method. We have no real estate ventures that are accounted for using the cost method. Our three largest ventures at first quarter-end 2010 are CL Realty, Temco and Palisades West. We own a 50 percent interest in both CL Realty and Temco, and Cousins Real Estate Corporation owns the other 50 percent interest. We own a 25 percent interest in Palisades West, Cousins Properties Incorporated owns a 50 percent interest and Dimensional Fund Advisors LP owns the remaining 25 percent interest. Information regarding these ventures follows:
•	CL Realty, L.L.C. was formed in 2002 for the purpose of developing residential and mixed-use communities in Texas and across the southeastern United States. At first quarter-end 2010, the venture had 14 residential and mixed-use communities, of which 10 are in Texas, 3 are in Florida and 1 is in Georgia, representing about 7,190 residential lots and 560 commercial acres.

•	Temco Associates, LLC was formed in 1991 for the purpose of acquiring and developing residential real estate sites in Georgia. At first quarter-end 2010, the venture had 5 residential and mixed-use communities, representing about 1,560 planned residential lots, all of which are located in Paulding County, Georgia. The venture also owns approximately 5,500 acres of undeveloped land in Paulding County, Georgia.

•	Palisades West LLC was formed in 2006 for the purpose of constructing a commercial office park in Austin, Texas. The project includes two office buildings totaling approximately 375,000 square feet and an accompanying parking garage. Construction of the project was completed in fourth quarter 2008 and is approximately 94 percent leased at first quarter-end 2010. Our remaining commitment for investment in this venture as of first quarter-end 2010 is $3,245,000. Effective fourth quarter 2008, we entered into a 10-year operating lease for approximately 32,000 square feet that we occupy as our corporate headquarters.
     Combined summarized balance sheet information for our ventures accounted for using the equity method follows:

	First Quarter-End 2010						Year-End 2009
			Palisades		Other				Palisades		Other
	CL Realty	Temco	West		Ventures	Total	CL Realty	Temco	West		Ventures	Total
	(In thousands)
Real estate	$109,798	$60,253	$122,527		$88,651	$381,229	$113,169	$60,402	$122,566		$89,507	$385,644
Total assets	111,129	60,612	124,706		94,973	391,420	114,598	60,751	125,396		96,711	397,456
Borrowings, principally non-recourse (a)	3,244	3,028	—		77,817	84,089	3,568	3,061	—		77,113	83,742
Total liabilities	4,405	3,277	49,698	(b)	87,749	145,129	5,414	3,268	51,158	(b)	88,273	148,113
Equity	106,724	57,335	75,008		7,224	246,291	109,184	57,483	74,238		8,438	249,343
Our investment in real estate ventures:
Our share of their equity (c)	53,362	28,667	18,696		15,194	115,919	54,592	28,742	18,559		15,673	117,566
Unrecognized deferred gain (d)	(7,059)	—	—		(910)	(7,969)	(7,059)	—	—		(910)	(7,969)

Investment in real estate ventures	$46,303	$28,667	$18,696		$14,284	$107,950	$47,533	$28,742	$18,559		$14,763	$109,597

     Combined summarized income statement information for our ventures accounted for using the equity method follows:

	First Quarter
	2010	2009
	(In thousands)
Revenues:
CL Realty	$1,727	$1,600
Temco	1,788	857
Palisades West	3,315	1,729
Other ventures	1,865	2,163

Total	$8,695	$6,349

	First Quarter
	2010	2009
	(In thousands)
Earnings:
CL Realty	$(144)	$504
Temco	1,200	(420)
Palisades West	1,124	148
Other ventures	(1,093)	1,195

Total	$1,087	$1,427

Our equity in their earnings:
CL Realty	$(72)	$252
Temco	600	(210)
Palisades West	279	37
Other ventures (c)	(436)	(651)

Total	$371	$(572)

(a)	Total includes current maturities of $81,142,000 at first quarter-end 2010 and $80,625,000 at year-end 2009.

(b)	Principally includes deferred income from leasehold improvements funded by tenants in excess of leasehold improvement allowances. These amounts are recognized as rental income over the lease term and are offset by depreciation expense related to these tenant improvements. There is no effect on venture net income.

(c)	Our share of the equity in other ventures reflects our ownership interests ranging from 25 to 50 percent, excluding venture losses that exceed our investment where we are not obligated to fund those losses.

(d)	Represents deferred gains on real estate contributed by us to ventures. We are recognizing income as real estate is sold to third parties. The deferred gains are reflected as a reduction to our investment in unconsolidated ventures.
     In first quarter 2010, we invested $705,000 in these ventures and received $2,733,000 in distributions; in first quarter 2009, we invested $830,000 in these ventures and received $1,637,000 in distributions. Distributions include both return of investments and distributions of earnings.
     At first quarter-end 2010, other ventures include four partnerships we participate in that have about $77,817,000 of borrowings maturing in 2010. These partnerships have total assets of about $75,811,000 and other liabilities of $9,907,000. These partnerships are managed by third parties who intend to extend or refinance the borrowings maturing in 2010; however, there is no assurance that this can be done. Although these borrowings are guaranteed by third parties, we may under certain circumstances elect or be required to provide additional equity to these partnerships. Three of these partnerships are variable interest entities we account for using the equity method. Please read Note 7 for additional information. We do not believe that the ultimate resolution of these matters will have a significant effect on our earnings or financial position. Our investment in these partnerships is $4,583,000 at first quarter-end 2010.
     We have provided performance bonds and letters of credit on behalf of certain ventures totaling $2,158,000 at first quarter-end 2010. Generally these performance bonds and letters of credit would be drawn on due to lack of specific performance by us or the ventures, such as failure to deliver streets and utilities in accordance with local codes and ordinances.
Note 9 — Receivables
     Receivables consist of:

	First
	Quarter-End	Year-End
	2010	2009
	(In thousands)
Seller financing notes receivable, average interest rate of 5.45% at first quarter-end 2010 and 5.76% at year-end 2009	$1,094	$1,112
Note receivable, interest rate of 9.00% at first quarter-end 2010	10,000	—
Accrued interest and other	592	873

	11,686	1,985
Allowance for bad debts	(144)	(144)

	$11,542	$1,841

     Seller financing notes receivable generally are secured by a deed of trust with a minimum 10 percent down payment and are generally due within three years. Note receivable represents our loan to a third-party equity investor in the JW Marriott ® San Antonio Hill Country Resort & Spa. This note is due at the earliest of refinancing or sale of the resort hotel or July 31, 2013. Other receivables are miscellaneous operating receivables arising in the normal course of business.
Note 10 — Debt
     Debt consists of:

	First
	Quarter-End	Year-End
	2010	2009
	(In thousands)
Term loan facility — average interest rate of 4.66% at first quarter-end 2010 and 4.90% at year-end 2009	$125,000	$125,000
Revolving loan facility — average interest rate of 5.69% at first quarter-end 2010	3,000	—
Secured promissory note — interest rate of 2.75% at first quarter-end 2010 and 2.73% at year-end 2009	15,216	16,716
Other indebtedness due through 2011 at variable interest rates based on prime (3.25% at first quarter-end 2010 and year-end 2009) and fixed interest rates of 8.00%	61,190	74,910

	$204,406	$216,626

     Our senior credit facility and other debt agreements contain terms, conditions and financial covenants customary for such agreements including minimum levels of interest coverage and limitations on leverage. At first quarter-end 2010, we were in compliance with the terms, conditions and financial covenants of these agreements.
     At first quarter-end 2010, our senior credit facility provides for a $125,000,000 term loan and a $257,700,000 revolving line of credit. The term loan and revolving line of credit may be prepaid at any time without penalty. The senior credit facility matures December 1, 2010; however, we have the option to extend the maturity date through June 30, 2012 for up to $350,000,000. It is likely we will exercise our extension option. The revolving line of credit includes a sublimit for letters of credit equal to the lesser of $100,000,000 or 22 percent of the aggregate facility commitments, of which $3,071,000 was outstanding at first quarter-end 2010. Total borrowings under our senior credit facility (including the face amount of letters of credit) may not exceed a borrowing base formula, and includes a minimum liquidity requirement equal to the lesser of $35,000,000 or 7.5 percent of the aggregate facility commitments at each quarter-end. At first quarter-end 2010, we had $196,820,000 in net unused borrowing capacity under our senior credit facility.
     At our option, we can borrow at LIBOR plus 4.5 percent (subject to a two percent LIBOR floor) or Prime plus 2.5 percent. All borrowings under the senior credit facility are secured by (a) all timberland, (b) assignments of current and future leases, rents and contracts, including our mineral leases, (c) a security interest in our primary operating account, (d) pledge of the equity interests in current and future material operating subsidiaries or joint venture interests, or if such pledge is not permitted, a pledge of the right to distributions from such entities, and (e) negative pledge (without a mortgage) on all other wholly-owned assets. The senior credit facility provides for releases of real estate to be conveyed provided that borrowing base compliance is maintained.
     At first quarter-end 2010, we have $3,747,000 in unamortized origination and other fees related to our senior credit facility, which are included in other assets. Amortization of deferred financing fees in connection with our senior credit facility was $1,322,000 in first quarter 2010 and $883,000 in first quarter 2009 and is included in interest expense.
     At first quarter-end 2010, commercial operating properties having a book value of $23,839,000 were subject to liens in connection with $15,216,000 of debt. At first quarter-end 2010, entitled, developed and under development projects having a book value of $129,157,000 were subject to liens in connection with $61,190,000 of principally non-recourse debt.
     In first quarter 2010, other indebtedness decreased by $13,207,000 due to lender foreclosure of a lien on a condominium property in Austin, Texas owned by a consolidated variable interest entity. The lien secured debt guaranteed by the unrelated general partner who managed day to day operations of the venture. Please read Note 7 for additional information.

Note 11 — Fair Value
     Our interest rate swap agreement, which was measured at fair value using the Level 2 — Market approach, matured in March 2010. Please read Note 12 for additional information.
     Non-financial assets measured at fair value on a non-recurring basis principally include real estate assets and assets held for sale, which are measured for impairment. In first quarter 2010, no significant non-financial assets were required to be remeasured at fair value.
     We elected not to use the fair value option for cash and cash equivalents, accounts receivable, other current assets, variable debt, accounts payable and other current liabilities. The carrying amounts of these financial instruments approximate their fair values due to their short-term nature or variable interest rates.
     Information about our fixed rate debt that is not measured at fair value follows:

	First Quarter-End 2010		Year-End 2009
	Carrying	Fair	Carrying	Fair	Valuation
	Amount	Value	Amount	Value	Technique
(In thousands)
Fixed rate debt	$(3,431)	$(3,484)	$(3,431)	$(3,505)	Level 2
Note 12 — Derivative Instruments
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
     At first quarter-end 2010, we do not have any derivative instruments outstanding. In first quarter 2010, our $100,000,000 notional amount interest rate swap agreement matured, which was classified in other liabilities at year-end 2009. As a result, we recognized an after-tax gain of $256,000 in other comprehensive income (loss). There was no hedge ineffectiveness over the term of the agreement.
Note 13 — Capital Stock
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
     Please read Note 19 for information about additional shares of common stock that could be issued under terms of our share-based compensation plans.
     As a result of the 2007 spin-offs from Temple-Inland, at first quarter-end 2010, personnel of Temple-Inland and the other spin-off entity held 22,000 awards that will be settled in our common stock and options to purchase 1,296,000 shares of our common stock. Information about these stock options follows:

			Weighted	Aggregate
			Average	Intrinsic Value
		Weighted	Remaining	(Current
		Average	Contractual	Value Less
	Shares	Exercise Price	Term	Exercise Price)
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding	1,296	$20.40	4	$3,472
Exercisable	1,250	$20.03	4	$3,472

Note 14 — Other Comprehensive Income (Loss)
     Other comprehensive income (loss) consists of:

	First Quarter
	2010	2009
	(In thousands)
Consolidated net income (loss)	$(3,033)	$(3,049)
Change in fair value of interest rate swap agreement	393	248
Income tax effect of change in fair value	(137)	(87)

Other comprehensive income (loss)	(2,777)	(2,888)
Less: Comprehensive loss (income) attributable to noncontrolling interests	61	(843)

Other comprehensive income (loss) attributable to Forestar Group Inc.	$(2,716)	$(3,731)

Note 15 — Earnings (Loss) per Share
     Earnings (loss) per share for first quarter 2010 and 2009 was based on weighted average basic shares outstanding due to our net loss. Weighted average common shares outstanding used to compute earnings per share were:

	First Quarter
	2010	2009
	(In thousands)
Weighted average common shares outstanding — basic	36,078	35,681
Dilutive effect of stock options	—	—
Dilutive effect of restricted stock and restricted stock units	—	—

Weighted average common shares outstanding — diluted	36,078	35,681

     At first quarter-end 2010 and 2009, the effect of 3,070,000 and 3,074,000 stock options and unvested shares of restricted stock were not included in the computation of diluted weighted average shares outstanding because they were anti-dilutive as a result of our net loss in these periods.
Note 16 — Income Taxes
     Our effective tax rate was a benefit of 33 percent with no benefit attributable to noncontrolling interests in first quarter 2010 and 43 percent and 6 percent in first quarter 2009. Our 2010 rate includes a benefit from percentage depletion and our 2009 rate includes benefits from percentage depletion and a federal income tax rate change for qualified timber gains due to the Food, Conservation and Energy Act of 2008 which expired in 2009.
     We have not provided a valuation allowance for our deferred tax asset because we believe it is likely it will be recoverable in future periods.
     Our unrecognized tax benefits totaled $7,553,000 at first quarter-end 2010, of which $6,177,000 would affect our effective tax rate, if recognized.
Note 17 — Commitments and Contingencies
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

Environmental
     Environmental remediation liabilities arise from time to time in the ordinary course of doing business, and we believe we have established adequate reserves for any probable losses. We own 288 acres near Antioch, California, portions of which were sites of a Temple-Inland paper manufacturing operation that are in remediation. We estimate the cost to complete remediation activities will be about $4,300,000, which is included in other accrued expenses and will likely be paid in 2010 and 2011. Our estimate requires us to make assumptions regarding the scope of required remediation, the effectiveness of planned remediation activities, and approvals by regulatory authorities. Our estimate is subject to revision as new information becomes available.
Note 18 — Segment Information
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
     Assets allocated by segment are as follows:

	First
	Quarter-End	Year-End
	2010	2009
	(In thousands)
Real estate	$639,643	$654,250
Mineral resources	3,080	1,356
Fiber resources	19,682	20,088
Assets not allocated to segments	101,205	109,040

Total assets	$763,610	$784,734

     We evaluate performance based on segment earnings before unallocated items and income taxes. Segment earnings consist of operating income, equity in earnings (loss) of unconsolidated ventures and net income (loss) attributable to noncontrolling interests. Unallocated items consist of general and administrative expense, share-based compensation, gain on sale of assets, interest expense and other non-operating income and expense. The accounting policies of the segments are the same as those described in the accounting policy note to the consolidated financial statements. Our revenues are derived from our U.S. operations and all of our assets are located in the U.S. For first quarter 2010, revenues of $3,180,000 from a customer of our mineral resources segment exceeded 10 percent of our total revenues.
     Segment revenues and earnings are as follows:

	First Quarter
	2010	2009
	(In thousands)
Revenues:
Real estate	$17,248	$18,787
Mineral resources	7,127	5,921
Fiber resources	1,983	4,369

Total revenues	$26,358	$29,077

Segment earnings:
Real estate	$312	$542
Mineral resources	6,178	4,782
Fiber resources	1,443	2,909

Total segment earnings	$7,933	$8,233
Items not allocated to segments (a)	(12,420)	(14,440)

Loss before taxes	$(4,487)	$(6,207)

(a)	Items not allocated to segments consists of:

	First Quarter
	2010	2009
	(In thousands)
General and administrative expense	$(4,538)	$(7,619)
Share-based compensation expense	(3,534)	(1,706)
Interest expense	(4,546)	(5,166)
Other non-operating income	198	51

	$(12,420)	$(14,440)

     In first quarter 2009, general and administrative expense includes about $3,200,000 paid to outside advisors regarding an evaluation by our Board of Directors of an unsolicited shareholder proposal.
     Share-based compensation increased in first quarter 2010 principally due to our higher stock price and greater number of vested awards.
Note 19 — Share-Based Compensation
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
     Cash-settled awards granted to our directors in the form of restricted stock units are fully vested at the time of grant and payable upon retirement.
     The following table summarizes the activity of cash-settled awards granted in first quarter 2010:

		Weighted
	Equivalent	Average Grant
	Units	Date Fair Value
	(In thousands)	(Per unit)
Non-vested at beginning of period	1,005	$5.35
Granted	381	12.89
Vested	(246)	7.11
Forfeited	(15)	6.23

Non-vested at end of period	1,125	$7.51

     To settle vested cash awards, we paid $602,000 in first quarter 2010 and $22,000 in first quarter 2009. The aggregate current value of non-vested awards was $12,479,000 at first quarter-end 2010.
Restricted stock
     Restricted stock awards vest either ratably over or after three years, generally if we achieve a minimum one percent annualized return on assets over such three-year period. The following table summarizes the activity of awards granted in first quarter 2010:

		Weighted
	Restricted	Average Grant
	Shares	Date Fair Value
	(In thousands)	(Per share)
Non-vested at beginning of period	331	$17.43
Granted	308	17.80

		Weighted
	Restricted	Average Grant
	Shares	Date Fair Value
	(In thousands)	(Per share)
Vested	—	—
Forfeited	(3)	28.20

Non-vested at end of period	636	$17.56

     The aggregate current value of non-vested awards was $12,014,000 at first quarter-end 2010.
Stock options
     Stock options have a ten-year term, generally become exercisable ratably over three to four years and provide for accelerated or continued vesting upon retirement, death, disability or if there is a change in control. Options were granted with an exercise price equal to the market value of our stock on the date of grant. The following table summarizes the activity of stock option awards granted in first quarter 2010:

			Weighted
			Average
		Weighted	Remaining
	Options	Average	Contractual
	Outstanding	Exercise Price	Term
	(In thousands)	(Per share)	(In years)
Balance at beginning of period	780	$24.80	8
Granted	181	17.80
Exercised	—	—
Forfeited	(2)	28.85

Balance at end of period	959	$23.47	8

Exercisable at end of period	397	$26.86	8
     At first quarter-end 2010, the aggregate intrinsic value of stock options outstanding was $1,746,000 and the aggregate intrinsic value of stock options exercisable was $388,000.
     Stock options are valued based upon the Black-Scholes option pricing model. Awards granted were valued based upon the following assumptions:

	First Quarter
	2010	2009
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	51.0%	41.8%
Risk-free interest rate	2.3%	1.8%
Expected life of options (years)	6	6
Weighted average estimated fair value of options granted	$8.98	$3.94
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
Pre-Spin Awards
     Certain of our employees participated in Temple-Inland’s share-based compensation plans. In conjunction with the 2007 spin-off, these awards were equitably adjusted into separate awards of the common stock of Temple-Inland and the spin-off entities.

     Cash-settled awards generally vest and are paid after three years from the date of grant or the attainment of defined performance goals, generally measured over a three-year period. A summary of cash-settled awards outstanding at first quarter-end 2010 follows:

		Aggregate
	Equivalent	Current
	Units	Value
	(In thousands)	(In thousands)
Awards on Forestar stock	8	$157
Awards on Temple-Inland stock	25	511

		$668

     To settle vested cash awards, we paid $1,150,000 in first quarter 2010 and $394,000 in first quarter 2009.
     Stock options have a ten-year term, generally become exercisable ratably over four years and provide for accelerated or continued vesting upon retirement, death, disability or if there is a change in control. A summary of stock option awards outstanding at first quarter-end 2010 follows:

			Weighted	Aggregate
			Average	Intrinsic Value
		Weighted	Remaining	(Current
		Average	Contractual	Value Less
	Shares	Exercise Price	Term	Exercise Price)
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding on Forestar stock	81	$21.60	5	$201
Outstanding on Temple-Inland stock	195	18.83	5	626

				$827

Exercisable on Forestar stock	76	$20.98	5	$201
Exercisable on Temple-Inland stock	180	18.35	5	626

				$827

     The intrinsic value of options exercised was $297,000 in first quarter 2010. No options were exercised in first quarter 2009.
Share-Based Compensation Expense
     Share-based compensation expense consists of:

	First Quarter
	2010	2009
	(In thousands)
Cash-settled awards	$2,125	$780
Restricted stock	703	344
Stock options	706	582

Pre-tax share-based compensation expense	3,534	1,706
Income tax benefit	(1,166)	(631)

	$2,368	$1,075

     Pre-tax share-based compensation expense is included in:

	First Quarter
	2010	2009
	(In thousands)
General and administrative expense	$1,038	$1,196
Other operating expense	2,496	510

	$3,534	$1,706

     In first quarter 2010, share-based compensation expense increased primarily due to increased stock price associated with vested cash-settled awards granted to retirement-eligible employees and additional awards granted.
     We did not capitalize any share-based compensation in first quarter 2010 or 2009.

     Unrecognized share-based compensation for post-spin awards not vested was $10,615,000 at first quarter-end 2010. The weighted average period over which this amount will be recognized is estimated to be 2.4 years. Unrecognized share-based compensation for pre-spin awards not vested was $128,000 at first quarter-end 2010. The weighted average period over which this amount will be recognized is estimated to be 0.8 years.
     In first quarter 2010, we withheld shares having a value of $49,000 in connection with vesting of restricted stock awards and exercises of stock options. These shares are accounted for as treasury stock and are reflected in financing activities in our consolidated statement of cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2009 Annual Report on Form 10-K. Unless otherwise indicated, information is presented as of first quarter-end 2010, and references to acreage owned includes 74,000 acres classified as assets held for sale in accordance with our near-term strategic initiatives and all acres owned by ventures regardless of our ownership interest in a venture.
Forward-Looking Statements
     This Quarterly Report on Form 10-Q and other materials we have filed or may file with the Securities and Exchange Commission contain “forward-looking statements” within the meaning of the federal securities laws. These forward-looking statements are identified by their use of terms and phrases such as “believe,” “anticipate,” “could,” “estimate,” “likely,” “intend,” “may,” “plan,” “expect,” and similar expressions, including references to assumptions. These statements reflect our current views with respect to future events and are subject to risk and uncertainties. We note that a variety of factors and uncertainties could cause our actual results to differ significantly from the results discussed in the forward-looking statements. Factors and uncertainties that might cause such differences include, but are not limited to:
•	general economic, market or business conditions in Texas or Georgia, where our real estate activities are concentrated;

•	the opportunities (or lack thereof) that may be presented to us and that we may pursue;

•	significant customer concentration

•	future residential or commercial entitlements, development approvals and the ability to obtain such approvals;

•	accuracy of estimates and other assumptions related to investment in real estate, the expected timing and pricing of land and lot sales and related cost of real estate sales, impairment of long-lived assets, income taxes, share-based compensation and oil and gas reserves;

•	the levels of resale housing inventory and potential impact of foreclosures in our development projects and the regions in which they are located;

•	the development of relationships with strategic partners;

•	fluctuations in costs and expenses;

•	demand for new housing, which can be affected by a number of factors including the availability of mortgage credit;

•	supply of and demand for oil and gas and fluctuations in oil and gas prices;

•	competitive actions by other companies;

•	changes in governmental policies, laws or regulations and actions or restrictions of regulatory agencies;

•	government regulation of exploration and production technology, including hydraulic fracturing;

•	the results of financing efforts, including our ability to obtain financing with favorable terms;

•	our partners’ ability to fund their capital commitments and otherwise fulfill their operating and financial obligations;

•	water withdrawal or usage may be subject to state and local laws, regulations or permit requirements, and there is no assurance that all our water interests or rights will be available for withdrawal or use; and

•	the final resolutions or outcomes with respect to our contingent and other liabilities related to our business.

     Other factors, including the risk factors described in Item 1A of our 2009 Annual Report on Form 10-K, may also cause actual results to differ materially from those projected by our forward-looking statements. New factors emerge from time to time and it is not possible for us to predict all such factors, nor can we assess the impact of any such factor on our business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.
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
     In 2009, we announced our near-term strategic initiatives to enhance shareholder value by generating significant cash flow, principally from the sale of about 175,000 acres of higher and better use (HBU) timberland. In 2009, we sold about 95,000 acres of timber and timberland in Georgia and Alabama in two transactions generating net cash proceeds of $153,851,000, which were principally used to reduce debt and pay taxes.
     At first quarter-end 2010, assets held for sale includes about 74,000 acres of undeveloped land with a carrying value of $17,974,000 and related timber with a carrying value of $10,002,000. We continue to actively market this land but did not sell any land in first quarter 2010 in accordance with these initiatives. Market conditions for timberland have deteriorated since 2009 due to limited capital availability, increased return requirements and alternative investment options for buyers in the marketplace. As a result of these market conditions, additional time may be required to complete these initiatives.
Results of Operations
     Net loss was ($2,972,000), or ($0.08) per share, in first quarter 2010, compared with net loss of ($3,892,000) or ($0.11) per share, in first quarter 2009.
     A summary of our consolidated results follows:

	First Quarter
	2010	2009
	(In thousands)
Revenues:
Real estate	$17,248	$18,787
Mineral resources	7,127	5,921
Fiber resources	1,983	4,369

Total revenues	$26,358	$29,077

Segment earnings:
Real estate	$312	$542
Mineral resources	6,178	4,782
Fiber resources	1,443	2,909

Total segment earnings	7,933	8,233
Items not allocated to segments:
General and administrative expense	(4,538)	(7,619)
Share-based compensation expense	(3,534)	(1,706)
Interest expense	(4,546)	(5,166)
Other non-operating income	198	51

Loss before taxes	(4,487)	(6,207)
Income tax benefit	1,515	2,315

Net loss attributable to Forestar Group Inc.	$(2,972)	$(3,892)

     Significant aspects of our results of operations follow:
First Quarter 2010
•	Real estate segment earnings declined principally due to lower undeveloped land sales as a result of deteriorating market conditions primary due to limited capital and alternate investment options to buyers in the marketplace.

•	Mineral resources segment earnings increased principally due to higher lease bonus revenues related to leasing activity in the East Texas Basin which resulted in higher lease bonus revenue per acre.

•	Fiber resources segment earnings decreased principally due to reduction in volume as a result of selling over 110,000 acres of timberland in 2009 and wet weather conditions.

•	Share-based compensation increased primarily due to additional awards granted, the effect of our higher stock price associated with vested cash-settled awards and accelerated expense recognition in conjunction with awards granted to retirement-eligible employees.
First Quarter 2009
•	Real estate segment earnings declined principally due to a continued decrease in the sales of residential real estate, decreased commercial sales activity and increased costs associated with asset impairments and legal reserves.

•	Mineral resources segment earnings declined principally due to lower lease bonus revenues, lower oil prices and increased costs associated with developing and staffing our mineral resources organization.

•	Fiber resources segment revenues increased as result of increased prices related to a higher mix of larger pine sawtimber sold.

•	General and administrative expense includes about $3,200,000 paid to outside advisors regarding an evaluation by our Board of Directors of an unsolicited shareholder proposal.
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
     Oil prices have increased due to oil producers reducing production and inventories to match lower worldwide demand as well as the anticipation that future demand will outpace supply growth as economic activity improves. Natural gas prices have remained depressed as production remains strong and demand is low resulting in increased inventory levels. Exploration and production companies remained conservative reducing capital expenditures for drilling and lease acquisition due to lower natural gas prices. These conditions may impact the demand for new mineral leases, new exploration activity and the amount of royalty revenues we receive.
     Pulpwood demand is relatively stable in our markets. The average price at which we sold fiber products is up principally due to increased pulpwood prices as a result of wet weather conditions.
Business Segments
     We manage our operations through three business segments:
•	Real estate,

•	Mineral resources, and

•	Fiber resources.

     We evaluate performance based on earnings before unallocated items and income taxes. Segment earnings consist of operating income, equity in earnings (loss) of unconsolidated ventures and net income (loss) attributable to noncontrolling interests. Unallocated items consist of general and administrative expense, share-based compensation, gain on sale of assets, interest expense and other non-operating income and expense. The accounting policies of the segments are the same as those described in the accounting policy note to the consolidated financial statements.
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
Real Estate
     We own directly or through ventures over 249,000 acres of real estate located in nine states and 12 markets. Our real estate segment secures entitlements and develops infrastructure on our lands, primarily for single-family residential and mixed-use communities. We own about 187,000 acres in a broad area around Atlanta, Georgia, with the balance located primarily in Texas. We target investments principally in our strategic growth corridors, regions across the southern half of the United States that possess key demographic and growth characteristics that we believe make them attractive for long-term real estate investment. We own and manage our projects either directly or through ventures. Our real estate segment revenues are principally derived from the sales of residential single-family lots, undeveloped land and commercial real estate and to a lesser degree from the operation of commercial properties, primarily a hotel.
     A summary of our real estate results follows:

	First Quarter
	2010	2009
	(In thousands)
Revenues	$17,248	$18,787
Cost of sales	(10,669)	(8,558)
Operating expenses	(6,596)	(8,165)

	(17)	2,064
Equity in (loss) earnings of unconsolidated ventures	268	(679)
Less: Net loss (income) attributable to noncontrolling interests	61	(843)

Segment earnings	$312	$542

     In first quarter 2010, operating expenses principally consist of $2,089,000 in property taxes, $1,696,000 in employee compensation and benefits and $815,000 in depreciation expense. Property taxes decreased $737,000 principally due to selling over 110,000 acres of timberland in 2009. Depreciation expenses increased $287,000 principally due to improvements related to commercial operating properties. In first quarter 2009, operating expenses principally consist of $2,826,000 in property taxes, $1,802,000 in employee compensation and benefits and $528,000 in depreciation expense.
     Revenues in our owned and consolidated ventures consist of:

	First Quarter
	2010	2009
	(In thousands)
Residential real estate	$5,890	$5,612
Commercial real estate	157	143
Undeveloped land	4,703	8,304
Commercial operating properties	6,157	4,592
Other	341	136

Total revenues	$17,248	$18,787

     Units sold in our owned and consolidated ventures consist of:

	First Quarter
	2010	2009
Residential real estate:
Lots sold	102	78
Revenue per lot sold	$57,433	$71,928
Commercial real estate:
Acres sold	1.3	0.3
Revenue per acre sold	$121,705	$424,696
Undeveloped land:
Acres sold	2,088	2,192
Revenue per acre sold	$2,253	$3,789
     Residential real estate revenues principally consist of the sale of single-family lots to national, regional and local homebuilders. In first quarter 2010, average residential lot prices were negatively impacted by the higher mix of smaller lots principally due to the increased demand for entry level houses as a result of the federal housing tax credit program. In first quarter 2009, residential real estate revenues declined as result of decreased demand for single-family lots due to the overall decline in the housing industry.
     In first quarter 2010, revenue per acre sold from undeveloped land decreased as a result of selling land from our more rural locations. In first quarter 2009, revenue per acre sold from undeveloped land included one transaction consisting of 984 acres which sold for $4,900 per acre increasing the average price per acre.
     Information about our real estate projects and our real estate ventures follows:

	First Quarter-End
	2010	2009
Owned and consolidated ventures:
Entitled, developed and under development projects
Number of projects	53	54
Residential lots remaining	20,084	20,467
Commercial acres remaining	1,701	1,704
Undeveloped land and land in the entitlement process
Number of projects	19	22
Acres in entitlement process	30,370	32,520
Acres undeveloped (a)	196,159	307,093
Ventures accounted for using the equity method:
Ventures’ lot sales (for the period)
Lots sold	93	29
Average price per lot sold	$40,731	$73,647
Ventures’ entitled, developed and under development projects
Number of projects	21	21
Residential lots remaining	9,702	9,298
Commercial acres sold (for the period)	0.3	3.8
Average price per acre sold	$372,727	$196,996
Commercial acres remaining	761	645
Ventures’ undeveloped land and land in the entitlement process
Number of projects	1	2
Acres in entitlement process	840	1,080
Acres sold (for the period)	—	—
Average price per acre sold	$—	$—
Acres undeveloped	5,517	5,641

(a)	Includes 74,000 acres classified as assets held for sale.
     We underwrite development projects based on a variety of assumptions incorporated into our development plans, including the timing and pricing of lot sales and commercial parcels, and costs to complete development. Our development plans are periodically reviewed in comparison to our return projections and expectations, and we may revise our plans as business conditions warrant. If as a result of changes to our development plans the anticipated future net cash flows are reduced such that our basis in a project is not fully recoverable, we may be required to recognize a non-cash impairment charge for such project.

Mineral Resources
     We own directly or through ventures about 620,000 net acres of oil and natural gas mineral interests. Our mineral resources segment is focused on maximizing the value from royalties and other lease revenues from our oil and natural gas mineral interests located principally in Texas, Louisiana, Georgia and Alabama. At first quarter-end 2010, we have about 94,000 net acres under lease and about 31,000 net acres held by production.
     A summary of our mineral resources results follows:

	First Quarter
	2010	2009
	(In thousands)
Revenues	$7,127	$5,921
Cost of sales	(322)	(347)
Operating expenses	(730)	(899)

	6,075	4,675
Equity in earnings of unconsolidated ventures	103	107

Segment earnings	$6,178	$4,782

     Cost of sales represent our share of oil and natural gas production severance taxes, which are calculated based on a percentage of oil and natural gas produced and costs related to our non-operating working interests.
     In first quarter 2010, operating expenses principally consist of $269,000 in employee compensation and benefits and $73,000 in property taxes. The decrease in employee compensation and benefits principally relates to lower incentive compensation. In first quarter 2009, operating expenses principally consist of $443,000 in employee compensation and benefits and $66,000 in property taxes.
     In first quarter 2010 and 2009, equity in earnings of unconsolidated ventures includes our share of royalty revenue from a venture located within the Barnett Shale natural gas formation.
     Revenues consist of:

	First Quarter
	2010	2009
	(In thousands)
Royalties	$3,504	$3,478
Other lease revenues	3,623	2,443

Total revenues	$7,127	$5,921

     Additional information about our royalties (a) follows:

	First Quarter
	2010	2009
Oil production (barrels)	29,400	27,300
Average price per barrel	$71.26	$46.78
Natural gas production (millions of cubic feet)	373.2	394.7
Average price per thousand cubic feet	$4.30	$6.16

(a)	Includes 100 percent of venture activity. Our share of activity in ventures accounted for using the equity method was 53 Mcf of natural gas in first quarter 2010 and 27 Mcf in first quarter 2009 from one venture in which we have a 50 percent interest.
     In first quarter 2010, other lease revenue included $3,185,000 in lease bonus payments as a result of leasing over 2,100 net mineral acres for an average of $1,495 per acre and $432,000 related to delay rental payments. In first quarter 2009, other lease revenues include $2,121,000 in lease bonus payments as a result of leasing over 6,100 net mineral acres for an average of $347 per acre and $322,000 related to delay rental payments.

     In addition, we have water interest in about 1.6 million acres, including a 45 percent nonparticipating royalty interest in groundwater produced or withdrawn for commercial purposes or sold from approximately 1.4 million acres in Texas, Louisiana, Georgia and Alabama. We have not received any income from this interest.
Fiber Resources
     Our fiber resources segment focuses principally on the management of our timber holdings. We have over 225,000 acres of timber, primarily in Georgia, and about 18,000 acres of timber under lease. We sell wood fiber from our land and lease land for hunting and other recreational uses. In 2009, we sold over 110,000 acres and we are actively marketing an additional 74,000 acres classified as held for sale. As a result of the reduced acreage from executing these land sales, future segment revenues and earnings are anticipated to be lower.
     A summary of our fiber resources results follows:

	First Quarter
	2010	2009
	(In thousands)
Revenues	$1,983	$4,369
Cost of sales	(351)	(833)
Operating expenses	(686)	(812)

	946	2,724
Other operating income	497	185

Segment earnings	$1,443	$2,909

     In first quarter 2010, operating expenses principally consist of $453,000 in employee compensation and benefits, of which $197,000 related to employee severance costs. In first quarter 2009, operating expenses principally consist of $387,000 in employee compensation and benefits.
     In first quarter 2010 and 2009, other operating income represents a gain from partial termination of a timber lease.
     Revenues consist of:

	First Quarter
	2010	2009
	(In thousands)
Fiber	$1,504	$3,755
Recreational leases and other	479	614

Total revenues	$1,983	$4,369

     Fiber sold consists of:

	First Quarter
	2010	2009
Pulpwood tons sold	83,100	206,600
Average pulpwood price per ton	$10.92	$8.15
Sawtimber tons sold	29,600	90,700
Average sawtimber price per ton	$20.14	$22.84
Total tons sold	112,700	297,300
Average price per ton	$13.34	$12.63
     In first quarter 2010, tons sold decreased due to reduction in volume as a result of selling over 110,000 acres of timberland in 2009 and wet weather conditions. The majority of our sales were to Temple-Inland at market prices.
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
     In first quarter 2010, general and administrative expense principally consists of $1,388,000 in employee compensation and benefits, $762,000 in professional services, $370,000 in depreciation expense, $316,000 related to insurance cost and $297,000 in occupancy. The decrease in employee compensation and benefits principally relates to lower incentive compensation. In first quarter 2009, general and administrative expense principally consists of $1,725,000 in employee compensation and benefits, $432,000 in depreciation expense, $316,000 related to insurance costs, $284,000 in occupancy and $3,828,000 in professional services, of which about $3,200,000 was paid to outside advisors regarding an evaluation by our Board of Directors of an unsolicited shareholder proposal.
Income Taxes
     Our effective tax rate was a benefit of 33 percent with no benefit attributable to noncontrolling interests in first quarter 2010 and 43 percent and 6 percent in first quarter 2009. Our 2010 rate includes a benefit from percentage depletion and our 2009 rate includes benefits from percentage depletion and a federal income tax rate change for qualified timber gains due to the Food, Conservation and Energy Act of 2008 which expired in 2009.
     We anticipate that our effective tax rate in 2010 will be about 35 percent of which about 3 percent will be attributable to noncontrolling interests.
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
     In first quarter 2010, net cash (used for) operating activities was ($19,836,000) principally consisting of funding a $10,000,000 loan to a third-party equity investor in the JW Marriott ® San Antonio Hill Country Resort & Spa, state taxes of $5,048,000 and property taxes of $3,669,000. In first quarter 2009, net cash (used for) operating activities was ($10,509,000) as expenditures for real estate development exceeded non-cash cost of sales due to our development of existing real estate projects, principally in the major markets of Texas where sales activity supports investment in development. In addition, in first quarter 2009 we invested $3,433,000 in our Cibolo Canyons mixed-use project near San Antonio, Texas.
Cash Flows from Investing Activities
     Capital contributions to and capital distributions from unconsolidated ventures are classified as investing activities. In addition, proceeds from the sale of property and equipment, software costs and expenditures related to reforestation activities are also classified as investing activities.
     In first quarter 2010, net cash provided by investing activities was $4,205,000. We received $2,602,000 in proceeds related to the sale of our undivided interest in corporate aircraft and received $1,929,000 in net distributions from our unconsolidated ventures. In first quarter 2009, net cash (used for) investing activities was ($773,000) as property, equipment and software costs exceeded our net distributions from our unconsolidated ventures.

Cash Flows from Financing Activities
     In first quarter 2010, net cash provided by financing activities was $1,170,000 as our repayments of debt principally offset our additions to debt. In first quarter 2009, net cash provided by financing activities was $11,619,000 as the increase in our debt funded our expenditures for real estate development, principally in the major markets of Texas.
Non-Cash Financial Information
     In first quarter 2010, our real estate assets decreased by $11,865,000, debt decreased by $13,207,000 and other liabilities increased by $1,342,000 due to lender foreclosure of a lien on a condominium property in Austin, Texas owned by a consolidated variable interest entity. The limited partnership has no other significant assets. The lien secured debt guaranteed by the unrelated general partner who managed day to day operations of the partnership. At first quarter-end 2010, the limited partnership has total assets of $12,000 and total liabilities of $3,089,000. The partnership liabilities will be settled as the partnership is liquidated.
Liquidity, Contractual Obligations and Off-Balance Sheet Arrangements
     There have been no significant changes in our liquidity, contractual obligations or off-balance sheet arrangements since year-end 2009.
     At first quarter-end 2010, our senior credit facility provides for a $125,000,000 term loan and a $257,700,000 revolving line of credit. The term loan and revolving line of credit may be prepaid at any time without penalty. The senior credit facility matures December 1, 2010; however, we have the option to extend the maturity date through June 30, 2012 for up to $350,000,000. It is likely we will exercise our extension option. At first quarter-end 2010, we had $196,820,000 in net unused borrowing capacity under our senior credit facility.
     Our senior credit facility and other debt agreements contain terms, conditions and financial covenants customary for such agreements including minimum levels of interest coverage and limitations on leverage. At first quarter-end 2010, we were in compliance with the terms, conditions and financial covenants of these agreements. Based on our current operating projections, we believe that we will remain in compliance with our senior credit facility covenants in the future.
     The following table details our compliance with the financial covenants calculated as provided in the senior credit facility:

First
Quarter-End
Financial Covenant	Requirement	2010
Interest Coverage Ratio (a)	≥ 1.75:1.0	7.36:1.0
Revenues/Capital Expenditures Ratio (b)	≥ 1.00:1.0	4.80:1.0
Total Leverage Ratio (c)	≤ 40%	18.8%
Minimum Liquidity (d)	> $29 million	$232 million
Net Worth (e)	> $403 million	$518 million
Collateral Value to Loan Commitment Ratio(f)	≥ 1.75:1.0	2.25:1.0

(a)	Calculated as EBITDA (earnings before interest, taxes, depreciation and amortization), plus non-cash compensation expense, plus other non-cash expenses, divided by interest expense. This covenant is applied at the end of each quarter on a rolling four quarter basis.

(b)	Calculated as total gross revenues, plus our pro rata share of the operating revenues from unconsolidated ventures, divided by capital expenditures. Capital expenditures are defined as consolidated development and acquisition expenditures plus our pro rata share of unconsolidated ventures’ development and acquisition expenditures. This covenant is applied at the end of each quarter on a rolling four quarter basis.

(c)	Calculated as total funded debt divided by adjusted asset value. Total funded debt includes indebtedness for borrowed funds, secured liabilities and reimbursement obligations with respect to letters of credit or similar instruments. Adjusted asset value is defined as the sum of unrestricted cash and cash equivalents, timberlands, high value timberlands, raw entitled lands, entitled land under development, minerals business, other real estate owned at book value without regard to any indebtedness and our pro rata share of joint ventures’ book value without regard to any indebtedness. This covenant is applied at the end of each quarter.

(d)	Calculated as the amount available for drawing under the revolving commitment, plus unrestricted cash, plus cash equivalents which are not pledged or encumbered and the use of which is not restricted by the terms of any agreement. At first quarter-end 2010, the minimum liquidity is required to be at least equal to the lesser of $35,000,000 or 7.5 percent of the aggregate commitment under the senior credit facility. At first quarter-end 2010, the requirement was $29,000,000. This covenant is applied at the end of each quarter.

(e)	Calculated as the amount by which consolidated total assets exceeds consolidated total liabilities. At first-quarter-end 2010, the requirement is $403,000,000, computed as: $350,000,000, plus 85 percent of the aggregate net proceeds received by us from any equity offering, plus 75 percent of all positive net income, on a cumulative basis. This covenant is applied at the end of each quarter.

(f)	Calculated as the total collateral value of timberland, high value timberland and our minerals business, divided by total aggregate loan commitment. This covenant is applied at the end of each quarter.
     At first quarter-end 2010, we participate in four partnerships that have about $77,817,000 of borrowings maturing in 2010. These partnerships have total assets of about $75,811,000 and other liabilities of $9,907,000. These partnerships are managed by third parties who intend to extend or refinance the borrowings maturing in 2010; however, there is no assurance that this can be done. Although these borrowings are guaranteed by third parties, we may under certain circumstances elect or be required to provide additional equity to these partnerships. Three of these partnerships are variable interest entities we account for using the equity method. We do not believe that the ultimate resolution of these matters will have a significant effect on our earnings or financial position. Our investment in these partnerships is $4,583,000 at first quarter-end 2010.
Cibolo Canyons — San Antonio, Texas
     Cibolo Canyons consists of the JW Marriott® San Antonio Hill Country Resort & Spa development owned by third parties and a mixed-use development we own. We have about $88,278,000 invested in Cibolo Canyons at first quarter-end 2010.
Resort Hotel, Spa and Golf Development
     In 2007, we entered into agreements to facilitate third-party construction and ownership of the JW Marriott ® San Antonio Hill Country Resort & Spa, which includes a 1,002 room destination resort and two PGA Tour ® Tournament Players Club ® (TPC) golf courses. Under these agreements, we agreed to transfer to third-party owners about 700 acres of undeveloped land, to provide about $30,000,000 cash and to provide approximately $12,700,000 of other consideration principally consisting of golf course construction materials, substantially all of which has been provided.
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
     The amounts we collect under this agreement are dependent on several factors including the amount of revenues generated by and ad valorem taxes imposed on the resort and the amount of any applicable debt service incurred by the SPID. As a result, there is significant uncertainty as to the amount and timing of collections under this agreement. Until these uncertainties are clarified, amounts collected under the agreement will be accounted for as a reduction of our investment in the resort development. The resort began operations on January 22, 2010, and we expect to begin receiving collections in first quarter 2011.
     At first quarter-end 2010, we have $42,869,000 invested in the resort development.
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

Mixed-Use Development
     The mixed-use development we own consists of 2,100 acres planned to include about 1,700 residential lots and about 145 commercial acres designated for multifamily and retail uses, of which 605 lots and 64 commercial acres have been sold through first quarter-end 2010.
     In 2007, we entered into an agreement with the SPID providing for reimbursement of certain infrastructure costs related to the mixed-use development. Reimbursements are subject to review and approval by the SPID and unreimbursed amounts accrue interest at 9.75 percent. The SPID’s funding for reimbursements is principally derived from its ad valorem tax collections and bond proceeds collateralized by ad valorem taxes, less debt service on these bonds and annual administrative and public service expenses. Through first quarter-end 2010, we have submitted and received approval for reimbursement of about $57,322,000 of infrastructure costs and have received reimbursements totaling $20,270,000. At first quarter-end 2010, we have $37,052,000 in approved and pending reimbursements, excluding interest.
     Since the amount we will be reimbursed is dependent on several factors, including timing of SPID approval and the SPID having an adequate tax base to generate funds that can be used to reimburse us, there is uncertainty as to the amount and timing of reimbursements under this agreement. We expect to recover our investment from lot and tract sales and reimbursement of approved infrastructure costs from the SPID. We have not recognized income from interest due, but not collected. As these uncertainties are clarified, we will modify our accounting accordingly.
     At first quarter-end 2010, we have $45,409,000 invested in the mixed-use development.
Critical Accounting Policies and Estimates
     There have been no significant changes in our critical accounting policies or estimates in first quarter 2010 from those disclosed in our 2009 Annual Report on Form 10-K.
Recent Accounting Standards
     Please read Note 2 to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.
Statistical and Other Data
     A summary of our real estate projects in the entitlement process (a) at first quarter-end 2010 follows:

			Project
Project	County	Market	Acres(b)
California
Hidden Creek Estates	Los Angeles	Los Angeles	700
Terrace at Hidden Hills	Los Angeles	Los Angeles	30
Georgia
Ball Ground	Cherokee	Atlanta	500
Burt Creek	Dawson	Atlanta	970
Crossing	Coweta	Atlanta	230
Dallas Highway	Haralson	Atlanta	1,060
Fincher Road	Cherokee	Atlanta	3,890
Fox Hall	Coweta	Atlanta	960
Garland Mountain	Cherokee/Bartow	Atlanta	350
Home Place	Coweta	Atlanta	1,510
Jackson Park	Jackson	Atlanta	700
Martin’s Bridge	Banks	Atlanta	970
Mill Creek	Coweta	Atlanta	770
Serenity	Carroll	Atlanta	440
Waleska	Cherokee	Atlanta	150
Wolf Creek	Carroll/Douglas	Atlanta	12,230
Yellow Creek	Cherokee	Atlanta	1,060

			Project
Project	County	Market	Acres(b)
Texas
Lake Houston	Harris/Liberty	Houston	3,700
San Jacinto	Montgomery	Houston	150
Woodlake Village (c)	Montgomery	Houston	840

Total			31,210

(a)	A project is deemed to be in the entitlement process when customary steps necessary for the preparation and submittal of an application, like conducting pre-application meetings or similar discussions with governmental officials, have commenced, or an application has been filed. Projects listed may have significant steps remaining, and there is no assurance that entitlements ultimately will be received.

(b)	Project acres, which are the total for the project regardless of our ownership interest, are approximate. The actual number of acres entitled may vary.

(c)	We own a 50 percent interest in this project.
     A summary of activity within our projects in the development process, which includes entitled (a), developed and under development real estate projects, at first quarter-end 2010 follows:

					Residential Lots(c)		Commercial Acres(d)
					Lots Sold		Acres Sold
			Interest		Since	Lots	Since	Acres
Project	County	Market	Owned(b)		Inception	Remaining	Inception	Remaining
Projects we own
California
San Joaquin River	Contra Costa/ Sacramento	Oakland	100%		—	—	—	288
Colorado
Buffalo Highlands	Weld	Denver	100%		—	164	—	—
Johnstown Farms	Weld	Denver	100%		115	493	2	8
Pinery West	Douglas	Denver	100%		—	—	—	115
Stonebraker	Weld	Denver	100%		—	603	—	13
Westlake Highlands	Jefferson	Denver	100%		12	9	—	—
Texas
Arrowhead Ranch	Hays	Austin	100%		—	232	—	6
Caruth Lakes	Rockwall	Dallas/Fort Worth	100%		285	364	—	—
Cibolo Canyons	Bexar	San Antonio	100%		605	1,142	64	81
Harbor Lakes	Hood	Dallas/Fort Worth	100%		199	250	1	13
Harbor Mist	Calhoun	Corpus Christi	100%		—	200	—	—
Hunter’s Crossing	Bastrop	Austin	100%		322	169	38	68
La Conterra	Williamson	Austin	100%		69	440	—	60
Maxwell Creek	Collin	Dallas/Fort Worth	100%		678	333	10	—
Oak Creek Estates	Comal	San Antonio	100%		67	581	13	—
The Colony	Bastrop	Austin	100%		410	2,242	22	49
The Gables at North Hill	Collin	Dallas/Fort Worth	100%		195	88	—	—
The Preserve at Pecan Creek	Denton	Dallas/Fort Worth	100%		270	548	—	9
The Ridge at Ribelin Ranch	Travis	Austin	100%		—	—	179	16
Westside at Buttercup Creek	Williamson	Austin	100%		1,303	218	66	—
Other projects (7)	Various	Various	100%		1,550	19	197	23
Georgia
Towne West	Bartow	Atlanta	100%		—	2,674	—	121
Other projects (13)	Various	Atlanta	100%		—	2,934	—	705
Missouri and Utah
Other projects (2)	Various	Various	100%		448	316	—	—

					6,528	14,019	592	1,575

Projects in entities we consolidate
Texas
City Park	Harris	Houston	75%		1,099	212	50	105
Lantana	Denton	Dallas/Fort Worth	55	% (e)	508	1,792	—	—
Light Farms	Collin	Dallas/Fort Worth	65%		—	2,517	—	—
Stoney Creek	Dallas	Dallas/Fort Worth	90%		78	676	—	—
Timber Creek	Collin	Dallas/Fort Worth	88%		—	614	—	—
Other projects (5)	Various	Various	Various		953	254	26	21

					2,638	6,065	76	126

Total owned and consolidated					9,166	20,084	668	1,701

				Residential Lots(c)		Commercial Acres(d)
				Lots Sold		Acres Sold
			Interest	Since	Lots	Since	Acres
Project	County	Market	Owned(b)	Inception	Remaining	Inception	Remaining
Projects in ventures that we account for using the equity method
Georgia
Seven Hills	Paulding	Atlanta	50%	635	449	26	113
The Georgian	Paulding	Atlanta	38%	288	1,097	—	—
Other projects (4)	Various	Atlanta	Various	1,820	77	3	—
Texas
Bar C Ranch	Tarrant	Dallas/Fort Worth	50%	208	991	—	—
Entrada	Travis	Austin	50%	—	821	—	3
Fannin Farms West	Tarrant	Dallas/Fort Worth	50%	285	96	—	15
Lantana	Denton	Dallas/Fort Worth	Various (e)	1,436	34	14	75
Long Meadow Farms	Fort Bend	Houston	19%	614	1,492	72	138
Southern Trails	Brazoria	Houston	40%	394	633	—	—
Stonewall Estates	Bexar	San Antonio	25%	229	160	—	—
Summer Creek Ranch	Tarrant	Dallas/Fort Worth	50%	796	1,772	—	363
Summer Lakes	Fort Bend	Houston	50%	325	798	56	—
Village Park	Collin	Dallas/Fort Worth	50%	347	213	3	2
Waterford Park	Fort Bend	Houston	50%	—	493	—	37
Other projects (2)	Various	Various	Various	296	228	—	15
Florida
Other projects (3)	Various	Tampa	Various	497	348	—	—
Total in ventures				8,170	9,702	174	761
Combined total				17,336	29,786	842	2,462

(a)	A project is deemed entitled when all major discretionary governmental land-use approvals have been received. Some projects may require additional permits and/or non-governmental authorizations for development.

(b)	Interest owned reflects our net equity interest in the project, whether owned directly or indirectly. There are some projects that have multiple ownership structures within them. Accordingly, portions of these projects may appear as owned, consolidated or accounted for using the equity method.

(c)	Lots are for the total project, regardless of our ownership interest. Lots remaining represent vacant developed lots, lots under development and future planned lots.

(d)	Commercial acres are for the total project, regardless of our ownership interest, and are net developable acres, which may be fewer than the gross acres available in the project.

(e)	The Lantana project consists of a series of 15 partnerships in which our voting interests range from 25 percent to 55 percent. We account for three of these partnerships using the equity method and we consolidate the remaining partnerships.
     A summary of our significant commercial and income producing properties at first quarter-end 2010 follows:

			Interest
Project	County	Market	Owned(a)	Type	Description
Radisson Hotel	Travis	Austin	100%	Hotel	413 guest rooms and suites
Palisades West	Travis	Austin	25%	Office	375,000 square feet
Las Brisas	Williamson	Austin	59%	Multifamily	414 unit luxury apartment

(a)	Interest owned reflects our net equity interest in the project, whether owned directly or indirectly.
     A summary of our oil and gas mineral interests (a) at first quarter-end 2010 follows:

			Held By
State	Unleased	Leased(b)	Production(c)	Total(d)
		(Net acres)
Texas	140,000	88,000	24,000	252,000
Louisiana	133,000	4,000	7,000	144,000
Georgia	180,000	—	—	180,000
Alabama	40,000	2,000	—	42,000
California	1,000	—	—	1,000
Indiana	1,000	—	—	1,000

	495,000	94,000	31,000	620,000

(a)	Includes ventures.

(b)	Includes leases in primary lease term only.

(c)	Acres being held by production are producing oil or natural gas in paying quantities.

(d)	Texas, Louisiana, California and Indiana net acres are calculated as the gross number of surface acres multiplied by our percentage ownership of the mineral interest. Alabama and Georgia net acres are calculated as the gross number of surface acres multiplied by our estimated percentage ownership of the mineral interest based on county sampling. Excludes 463 net mineral acres located in Colorado.
     A summary of our Texas and Louisiana mineral acres (a) by county and parish at first quarter-end 2010 follows:

Texas		Louisiana
County	Net Acres	Parish	Net Acres
Trinity	47,000	Beauregard	79,000
Angelina	42,000	Vernon	39,000
Houston	29,000	Calcasieu	17,000
Anderson	25,000	Allen	7,000
Cherokee	24,000	Rapides	1,000
Sabine	22,000	Other	1,000

Red River	15,000		144,000

Newton	13,000
San Augustine	13,000
Jasper	11,000
Other	11,000

	252,000

(a)	Includes ventures.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
     Our interest rate risk is principally related to our variable-rate debt. Interest rate changes impact earnings due to the resulting increase or decrease in the cost of our variable-rate debt, which was $200,975,000 at first quarter-end 2010 and $213,195,000 at year-end 2009. In 2009, our outstanding variable rate debt includes $100,000,000 notional amount interest rate swap, which matured on March 1, 2010.
     The following table illustrates the estimated effect on our pre-tax income of immediate, parallel, and sustained shifts in interest rates for the next 12 months on our variable-rate debt at first quarter-end 2010, with comparative year-end 2009 information. This estimate assumes that debt reductions from contractual payments will be replaced with short-term, variable-rate debt; however, that may not be the financing alternative we choose.

	First
	Quarter-End	Year-End
Change in Interest Rates	2010	2009
	(In thousands)
+2%	$(3,853)	$(4,100)
+1%	(2,010)	(2,132)
-1%	2,010	2,132
-2%	4,020	4,264
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
Item 1A. Risk Factors
     There are no material changes from the risk factors disclosed in our 2009 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities (a)

				Maximum
			Total Number	Number of
			of Shares	Shares That
			Purchased as	May Yet be
	Total	Average	Part of Publicly	Purchased
	Number of	Price	Announced	Under the
	Shares	Paid per	Plans or	Plans
Period	Purchased(b)	Share	Programs	or Programs
Month 1 (1/1/2010 — 1/31/2010)	2,320	$19.02	—	7,000,000
Month 2 (2/1/2010 — 2/28/2010)	281	$18.37	—	7,000,000
Month 3 (3/1/2010 — 3/31/2010)	—	$—	—	7,000,000

Total	2,601	$18.95	—

(a)	On February 11, 2009, we announced that our Board of Directors authorized the repurchase of up to 7,000,000 shares of our common stock. We have not purchased any shares under this authorization, which has no expiration date. We have no repurchase plans or programs that expired during the period covered by the table above and no repurchase plans or programs that we intend to terminate prior to expiration or under which we no longer intend to make further purchases.

(b)	Represents shares withheld to pay taxes in connection with vesting of restricted stock awards and exercises of stock options.

Item 3. Defaults Upon Senior Securities
     None.
Item 4. (Removed and Reserved)
Item 5. Other Information
     None.
Item 6. Exhibits

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

FORESTAR GROUP INC.
Date: May 7, 2010	By:	/s/ Christopher L. Nines
Christopher L. Nines
Chief Financial Officer

By:	/s/ Charles D. Jehl
Charles D. Jehl
Chief Accounting Officer