Form 10-Q
period 2010-06-30
Forestar Group Inc.
filed 2010-08-06
CIK 1406587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding as of August 3, 2010

Common Stock, par value $1.00 per share	36,424,072

FORESTAR GROUP INC.
TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
FORESTAR GROUP INC.
Consolidated Balance Sheets

	(Unaudited)
	Second
	Quarter-End	Year-End
	2010	2009
	(In thousands)
ASSETS
Cash and cash equivalents	$6,359	$21,051
Real estate	525,833	542,812
Assets held for sale	27,979	31,226
Investment in unconsolidated ventures	106,528	109,597
Timber	18,985	19,845
Receivables, net	11,423	1,841
Prepaid expenses	2,448	2,587
Income taxes receivable	2,709	—
Property and equipment, net	5,324	5,234
Deferred tax asset	47,564	40,751
Other assets	6,860	9,790

TOTAL ASSETS	$762,012	$784,734

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$2,934	$4,573
Accrued employee compensation and benefits	471	4,025
Accrued property taxes	5,000	4,302
Accrued interest	756	871
Income taxes payable	—	2,809
Other accrued expenses	7,375	8,269
Other liabilities	27,229	24,924
Debt	202,196	216,626

TOTAL LIABILITIES	245,961	266,399

COMMITMENTS AND CONTINGENCIES

EQUITY
Forestar Group Inc. shareholders’ equity:
Preferred stock, par value $0.01 per share, 25,000,000 authorized shares, none issued	—	—
Common stock, par value $1.00 per share, 200,000,000 authorized shares, 36,639,086 issued at June 30, 2010 and 36,255,336 issued at December 31, 2009	36,639	36,255
Additional paid-in capital	388,362	384,795
Retained earnings	89,631	95,876
Accumulated other comprehensive loss	—	(256)
Treasury stock, at cost, 215,014 shares at June 30, 2010 and 209,544 shares at December 31, 2009	(4,266)	(4,214)

Total Forestar Group Inc. shareholders’ equity	510,366	512,456
Noncontrolling interests	5,685	5,879

TOTAL EQUITY	516,051	518,335

TOTAL LIABILITIES AND EQUITY	$762,012	$784,734

Please read the notes to the consolidated financial statements.

FORESTAR GROUP INC.
Consolidated Statements of Income
(Unaudited)

	Second Quarter		First Six Months
	2010	2009	2010	2009
	(In thousands, except per share amounts)
REVENUES
Real estate sales	$16,145	$23,069	$26,895	$37,128
Commercial operating properties and other	5,404	5,378	11,902	10,106

Real estate	21,549	28,447	38,797	47,234
Mineral resources	4,606	7,018	11,733	12,939
Fiber resources and other	1,982	5,001	3,965	9,370

	28,137	40,466	54,495	69,543
COSTS AND EXPENSES
Cost of real estate sales	(7,462)	(7,836)	(13,129)	(12,578)
Cost of commercial operating properties and other	(4,144)	(3,991)	(9,146)	(7,807)
Cost of mineral resources	(307)	69	(629)	(278)
Cost of fiber resources and other	(391)	(1,103)	(742)	(1,936)
Other operating	(9,029)	(9,593)	(19,040)	(19,794)
General and administrative	(6,120)	(5,943)	(11,696)	(14,758)
Gain on sale of assets	—	79,214	—	79,214

	(27,453)	50,817	(54,382)	22,063

OPERATING INCOME	684	91,283	113	91,606
Equity in earnings (loss) of unconsolidated ventures	287	(4,048)	658	(4,620)
Interest expense	(4,103)	(5,047)	(8,649)	(10,213)
Other non-operating income	246	44	444	95

(LOSS) INCOME BEFORE TAXES	(2,886)	82,232	(7,434)	76,868
Income tax (expense) benefit	(162)	(31,120)	1,353	(28,805)

CONSOLIDATED NET (LOSS) INCOME	(3,048)	51,112	(6,081)	48,063
Less: Net income attributable to noncontrolling interests	(225)	(195)	(164)	(1,038)

NET (LOSS) INCOME ATTRIBUTABLE TO FORESTAR GROUP INC.	$(3,273)	$50,917	$(6,245)	$47,025

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	36,155	35,808	36,117	35,745
Diluted	36,155	36,037	36,117	35,903
NET (LOSS) INCOME PER COMMON SHARE
Basic	$(0.09)	$1.42	$(0.17)	$1.32
Diluted	$(0.09)	$1.41	$(0.17)	$1.31
Please read the notes to the consolidated financial statements.

FORESTAR GROUP INC.
Consolidated Statements of Cash Flows
(Unaudited)

	First Six Months
	2010	2009
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net (loss) income	$(6,081)	$48,063
Adjustments:
Depreciation and amortization	5,293	4,234
Deferred income taxes	(6,950)	(11,864)
Tax benefits not recognized for book purposes	64	5,291
Equity in (earnings) loss of unconsolidated ventures	(658)	4,620
Distributions of earnings of unconsolidated ventures	99	259
Distributions of earnings to noncontrolling interests	(238)	(1,673)
Share-based compensation	5,553	4,321
Non-cash real estate cost of sales	11,470	12,262
Non-cash cost of assets sold	—	36,902
Real estate development and acquisition expenditures	(7,020)	(13,731)
Reimbursements from utility and improvement districts	183	2,029
Other changes in real estate	28	(561)
Gain on termination of timber lease	(497)	(185)
Cost of timber cut	692	1,813
Deferred income	1,421	(145)
Asset impairments	900	841
Loss on sale of assets held for sale	277	—
Other	(113)	127
Changes in:
Notes and accounts receivable	(9,771)	(801)
Prepaid expenses and other	147	1,108
Accounts payable and other accrued liabilities	(8,154)	(10,405)
Income taxes	(5,518)	29,932

Net cash (used for) provided by operating activities	(18,873)	112,437
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, equipment, software and reforestation	(1,392)	(4,506)
Investment in unconsolidated ventures	(1,039)	(1,494)
Return of investment in unconsolidated ventures	4,784	2,263
Proceeds from sale of assets held for sale	2,602	—

Net cash provided by (used for) investing activities	4,955	(3,737)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of debt	(19,750)	(142,302)
Additions to debt	18,527	42,666
Return of investment to noncontrolling interest	(598)	(170)
Exercise of stock options	872	15
Payroll taxes on restricted stock and stock options	(49)	(31)
Tax benefit from share-based compensation	121	—
Other	103	48

Net cash used for financing activities	(774)	(99,774)

Net (decrease) increase in cash and cash equivalents	(14,692)	8,926
Cash and cash equivalents at beginning of period	21,051	8,127

Cash and cash equivalents at end of period	$6,359	$17,053

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
Note 2 — New Accounting Pronouncements
     In first quarter 2010, we adopted Financial Accounting Standards Board Accounting Standards Update (ASU) 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, ASU 2010-06, Improving Disclosures about Fair Value Measurements and ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirements. Adoption of these pronouncements did not have a significant effect on our earnings or financial position but did result in certain additional disclosures.
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
     At second quarter-end 2010, assets held for sale includes about 74,000 acres of undeveloped land with a carrying value of $17,977,000 and related timber with a carrying value of $10,002,000. We continue to actively market this land but did not sell any land in first six months 2010 in accordance with these initiatives.
     In first quarter 2010, we sold our undivided interest in corporate aircraft resulting in net cash proceeds of $2,602,000 and loss on sale of assets of $277,000.
Note 4 — Real Estate
     Real estate consists of:

	Second
	Quarter-End	Year-End
	2010	2009
	(In thousands)
Entitled, developed and under development projects	$411,703	$427,047
Undeveloped land	90,398	91,011
Commercial operating properties	45,955	49,171

	548,056	567,229
Accumulated depreciation	(22,223)	(24,417)

	$525,833	$542,812

     Included in entitled, developed and under development projects are the estimated costs of assets we expect to convey to utility and improvement districts of $60,955,000 at second quarter-end 2010 and $60,863,000 at year-end 2009. Our Cibolo Canyons project located near San Antonio, Texas represents $37,052,000 of this amount at second quarter-end 2010 and $37,062,000 at year-end 2009. These costs relate to water, sewer and other infrastructure assets we have submitted to utility or improvement districts for review and approval. We submitted for reimbursement to these districts $1,827,000 in first six months 2010 and $3,109,000 in first six months 2009. We collected $183,000 from these districts in first six months 2010 and $2,029,000 in first six months 2009. We expect to collect the remaining amounts submitted when these districts achieve adequate tax bases to support payment.

     In first quarter 2010, entitled, developed and under development projects decreased by $11,865,000 due to lender foreclosure of a lien on a condominium property in Austin, Texas, owned by a consolidated variable interest entity. Please read Note 18 for additional information.
     We recognized asset impairment charges in second quarter 2010 of $900,000 related to a residential real estate project located near Salt Lake City, Utah and $600,000 in first quarter 2009 related to the condominium project discussed above.
     Depreciation expense, primarily related to commercial operating properties, was $1,367,000 in first six months 2010 and $883,000 in first six months 2009 and is included in other operating expenses.
Note 5 — Timber
     We have over 221,000 acres of timber, primarily in Georgia. The cost of timber cut and sold was $692,000 in first six months 2010 and $1,813,000 in first six months 2009.
Note 6 — Noncontrolling Interests
     A reconciliation of changes in shareholders’ equity at second quarter-end 2010 follows:

	Forestar	Noncontrolling
	Group Inc.	Interests	Total
		(In thousands)
Balance at year-end 2009	$512,456	$5,879	$518,335
Net (loss) income	(6,245)	164	(6,081)
Unrealized gain	256	—	256
Distributions to noncontrolling interests	—	(836)	(836)
Contributions from noncontrolling interests	—	478	478
Other (primarily share-based compensation)	3,899	—	3,899

Balance second quarter-end 2010	$510,366	$5,685	$516,051

Note 7 — Investment in Unconsolidated Ventures
     At second quarter-end 2010, we had ownership interests ranging from 25 to 50 percent in 10 ventures that we account for using the equity method. We have no real estate ventures that are accounted for using the cost method. Our three largest ventures at second quarter-end 2010 are CL Realty, Temco and Palisades West. We own a 50 percent interest in both CL Realty and Temco, and Cousins Real Estate Corporation owns the other 50 percent interest. We own a 25 percent interest in Palisades West, Cousins Properties Incorporated owns a 50 percent interest and Dimensional Fund Advisors LP owns the remaining 25 percent interest. Information regarding these ventures follows:
•	CL Realty, L.L.C. was formed in 2002 for the purpose of developing residential and mixed-use communities in Texas and across the southeastern United States. At second quarter-end 2010, the venture had 14 residential and mixed-use communities, of which 10 are in Texas, 3 are in Florida and 1 is in Georgia, representing about 7,080 planned residential lots and 540 commercial acres.

•	Temco Associates, LLC was formed in 1991 for the purpose of acquiring and developing residential real estate sites in Georgia. At second quarter-end 2010, the venture has 5 residential and mixed-use communities, representing about 1,560 planned residential lots, all of which are located in Paulding County, Georgia. The venture also owns approximately 5,500 acres of undeveloped land in Paulding County, Georgia.

•	Palisades West LLC was formed in 2006 for the purpose of constructing a commercial office park in Austin, Texas. The project includes two office buildings totaling approximately 375,000 square feet and an accompanying parking garage. At second quarter-end 2010, the buildings are approximately 94 percent leased. Our remaining commitment for investment in this venture as of second quarter-end 2010 is $3,156,000. Effective fourth quarter 2008, we entered into a 10-year operating lease for approximately 32,000 square feet that we occupy as our corporate headquarters.

     Combined summarized balance sheet information for our ventures accounted for using the equity method follows:

	Second Quarter-End 2010						Year-End 2009
	CL		Palisades		Other		CL		Palisades		Other
	Realty	Temco	West		Ventures	Total	Realty	Temco	West		Ventures	Total
						(In thousands)
Real estate	$108,066	$60,338	$121,322		$71,179	$360,905	$113,169	$60,402	$122,566		$89,507	$385,644
Total assets	109,092	60,498	123,107		77,407	370,104	114,598	60,751	125,396		96,711	397,456
Borrowings (a)	3,057	2,996	—		74,775	80,828	3,568	3,061	—		77,113	83,742
Total liabilities	4,459	3,550	48,375	(b)	84,933	141,317	5,414	3,268	51,158	(b)	88,273	148,113
Equity	104,633	56,948	74,732		(7,526)	228,787	109,184	57,483	74,238		8,438	249,343
Our investment in real estate ventures:
Our share of their equity (c)	52,317	28,474	18,683		15,023	114,497	54,592	28,742	18,559		15,673	117,566
Unrecognized deferred gain (d)	(7,059)	—	—		(910)	(7,969)	(7,059)	—	—		(910)	(7,969)

Investment in real estate ventures	$45,258	$28,474	$18,683		$14,113	$106,528	$47,533	$28,742	$18,559		$14,763	$109,597

     Combined summarized income statement information for our ventures accounted for using the equity method follows:

	Second Quarter		First Six Months
	2010	2009	2010	2009
		(In thousands)
Revenues:
CL Realty	$2,485	$157	$4,212	$1,757
Temco	89	341	1,877	1,198
Palisades West	3,416	4,328	6,731	6,057
Other ventures	6,355	1,908	8,220	4,071

Total	$12,345	$6,734	$21,040	$13,083

Earnings (Loss):
CL Realty	$1,364	$(5,478)	$1,220	$(4,974)
Temco	(388)	(523)	812	(943)
Palisades West	1,158	1,889	2,282	2,037
Other ventures	(15,190)	(1,519)	(16,283)	(324)

Total	$(13,056)	$(5,631)	$(11,969)	$(4,204)

Our equity in their earnings (loss):
CL Realty	$682	$(2,739)	$610	$(2,487)
Temco	(194)	(261)	406	(471)
Palisades West	290	472	569	509
Other ventures (c)	(491)	(1,520)	(927)	(2,171)

Total	$287	$(4,048)	$658	$(4,620)

(a)	Total includes current maturities of $77,004,000 at second quarter-end 2010, of which $43,475,000 is non-recourse to us, and $80,625,000 at year-end 2009, of which $46,936,000 is non-recourse to us.

(b)	Principally includes deferred income from leasehold improvements funded by tenants in excess of leasehold improvement allowances. These amounts are recognized as rental income over the lease term and are offset by depreciation expense related to these tenant improvements. There is no effect on venture net income.

(c)	Our share of the equity in other ventures reflects our ownership interests ranging from 25 to 50 percent, excluding venture losses that exceed our investment where we are not obligated to fund those losses.

(d)	Represents deferred gains on real estate contributed by us to ventures. We are recognizing income as real estate is sold to third parties. The deferred gains are reflected as a reduction to our investment in unconsolidated ventures.
     In first six months 2010, we invested $1,039,000 in these ventures and received $4,883,000 in distributions; in first six months 2009, we invested $1,494,000 in these ventures and received $2,522,000 in distributions. Distributions include both return of investments and distributions of earnings.
     At second quarter-end 2010, other ventures include four partnerships we participate in that have $74,775,000 of borrowings classified as current maturities. These partnerships have total assets of $57,855,000 and other liabilities of $10,116,000. These partnerships are managed by third parties who intend to extend or refinance these borrowings; however, there is no assurance that this can be done. Although these borrowings are guaranteed by third parties, we may under certain circumstances elect or be required to provide additional equity to these partnerships. We do not believe that the ultimate resolution of these matters will have a significant effect on our earnings or financial position. Our investment in these partnerships is $4,110,000 at second quarter-end 2010. Three of these partnerships are variable interest entities. Please read Note 18 for additional information.

     In second quarter and first six months 2010, other ventures loss includes a $13,061,000 loss on sale of a golf course and country club property in Denton, Texas. This loss did not impact our equity in the earnings (loss) of this venture as we exclude losses that exceed our investment where we are not obligated to provide additional funding.
     We have provided performance bonds and letters of credit on behalf of certain ventures totaling $2,143,000 at second quarter-end 2010. Generally these performance bonds and letters of credit would be drawn on due to lack of performance by us or the ventures, such as failure to deliver streets and utilities in accordance with local codes and ordinances.
Note 8 — Receivables
     Receivables consist of:

	Second
	Quarter-End	Year-End
	2010	2009
	(In thousands)
Seller financing notes receivable, average interest rate of 6.64% at second quarter-end 2010 and 5.76% at year-end 2009	$902	$1,112
Note receivable, interest rate of 9.00% at second quarter-end 2010	10,000	—
Accrued interest and other	665	873

	11,567	1,985
Allowance for bad debts	(144)	(144)

	$11,423	$1,841

     Seller financing notes receivable generally are secured by a deed of trust with a minimum 10 percent down payment and are generally due within three years. Note receivable represents our loan to a third-party equity investor in the JW Marriott ® San Antonio Hill Country Resort & Spa. Borrowings are collateralized by pledges of funding commitments from the borrower, including our right to direct capital calls and to enforce rights under the fund operating agreement in the event of nonpayment. This note is due at the earliest of refinancing or sale of the resort hotel or July 31, 2013. Accrued interest and other receivables principally include miscellaneous operating receivables arising in the normal course of business.
Note 9 — Debt
     Debt consists of:

	Second
	Quarter-End	Year-End
	2010	2009
	(In thousands)
Term loan facility — average interest rate of 5.42% at second quarter-end 2010 and 5.54% at year-end 2009	$125,000	$125,000
Revolving loan facility — average interest rate of 6.43% at second quarter-end 2010	3,000	—
Secured promissory note — interest rate of 2.85% at second quarter-end 2010 and 2.73% at year-end 2009	15,216	16,716
Other indebtedness due through 2011 at variable interest rates based on prime (3.75% at second quarter-end 2010 and 3.25% at year-end 2009) and fixed interest rates of 8.00%	58,980	74,910

	$202,196	$216,626

     Our senior credit facility and other debt agreements contain terms, conditions and financial covenants customary for such agreements including minimum levels of interest coverage and limitations on leverage. At second quarter-end 2010, we were in compliance with the terms, conditions and financial covenants of these agreements. On August 6, 2010, we amended our senior credit facility. Please read Note 20 for additional information.
     At second quarter-end 2010, our senior credit facility provides for a $125,000,000 term loan and a $257,700,000 revolving line of credit. The term loan and revolving line of credit may be prepaid at any time without penalty. The revolving line of credit includes a sublimit for letters of credit equal to the lesser of $100,000,000 or 22 percent of the aggregate facility commitments, of which $3,071,000 is outstanding at second quarter-end 2010. Total borrowings under our senior credit facility (including the face amount of letters of credit) may not exceed a borrowing base formula, and includes a minimum liquidity requirement equal to the lesser of $35,000,000 or 7.5 percent of the aggregate facility commitments at each quarter-end. At second quarter-end 2010, we had $184,747,000 in net unused borrowing capacity under our senior credit facility.
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

     At second quarter-end 2010, we have $2,424,000 in unamortized origination and other fees related to our senior credit facility, which are included in other assets. Amortization of deferred financing fees in connection with our senior credit facility was $2,644,000 in first six months 2010 and $1,766,000 in first six months 2009 and is included in interest expense.
     At second quarter-end 2010, commercial operating properties having a book value of $23,522,000 are subject to liens in connection with $15,216,000 of debt.
     At second quarter-end 2010, entitled, developed and under development projects having a book value of $128,527,000 are subject to liens in connection with $58,980,000 of principally non-recourse debt.
     In first quarter 2010, other indebtedness decreased by $13,207,000 due to lender foreclosure of a lien on a condominium property in Austin, Texas owned by a consolidated variable interest entity. Please read Note 18 for additional information.
Note 10 — Fair Value
     Non-financial assets measured at fair value on a non-recurring basis principally include real estate assets and assets held for sale, which are measured for impairment. In second quarter 2010, a real estate asset was remeasured and reported at fair value due to events or circumstances that indicated the carrying value may not be recoverable. We determined estimated fair value based on the present value of future probability weighted cash flows expected from the sale of the long-lived asset. As a result, we recognized asset impairment of $900,000 in second quarter 2010. The carrying value of this asset may have subsequently increased or decreased from the fair value reflected due to activity that has occurred since the measurement date.

				Second
	Fair Value Measurements			Quarter-End
	Level 1	Level 2	Level 3	2010
	(In thousands)
Non-Financial Assets
Real estate	$—	$—	$561	$561
     We elected not to use the fair value option for cash and cash equivalents, accounts receivable, other current assets, variable debt, accounts payable and other current liabilities. The carrying amounts of these financial instruments approximate their fair values due to their short-term nature or variable interest rates.
     Information about our fixed rate financial instruments not measured at fair value follows:

	Second Quarter-End 2010		Year-End 2009
	Carrying	Fair	Carrying	Fair	Valuation
	Amount	Value	Amount	Value	Technique
		(In thousands)
Fixed rate notes receivable	$10,522	$12,577	$783	$831	Level 2
Fixed rate debt	(3,431)	(3,456)	(3,431)	(3,505)	Level 2
Note 11 — Derivative Instruments
     At second quarter-end 2010, we do not have any derivative instruments outstanding. In first quarter 2010, our $100,000,000 notional amount interest rate swap agreement matured, which was classified in other liabilities at year-end 2009. As a result, we recognized an after-tax gain of $256,000 in other comprehensive income (loss). There was no hedge ineffectiveness over the term of the agreement.
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

     As a result of the 2007 spin-offs from Temple-Inland, at second quarter-end 2010, personnel of Temple-Inland and the other spin-off entity held 20,000 awards that will be settled in our common stock and options to purchase 1,270,000 shares of our common stock. Information about these stock options follows:

			Weighted	Aggregate
			Average	Intrinsic Value
		Weighted	Remaining	(Current
		Average	Contractual	Value Less
	Shares	Exercise Price	Term	Exercise Price)
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding	1,270	$20.47	4	$2,910
Exercisable	1,227	$20.12	4	$2,910
Note 13 — Other Comprehensive Income (Loss)
     Other comprehensive income (loss) consists of:

	Second Quarter		First Six Months
	2010	2009	2010	2009
	(In thousands)
Consolidated net (loss) income	$(3,048)	$51,112	$(6,081)	$48,063
Change in fair value of interest rate swap agreement	—	320	393	568
Income tax effect of change in fair value	—	(112)	(137)	(199)

Other comprehensive (loss) income	(3,048)	51,320	(5,825)	48,432
Less: Comprehensive income attributable to noncontrolling interests	(225)	(195)	(164)	(1,038)

Other comprehensive (loss) income attributable to Forestar Group Inc.	$(3,273)	$51,125	$(5,989)	$47,394

Note 14 — Earnings (Loss) per Share
     Earnings (loss) per share for second quarter and first six months 2010 was based on weighted average basic shares outstanding due to our net loss. Weighted average common shares outstanding used to compute earnings per share were:

	Second Quarter		First Six Months
	2010	2009	2010	2009
	(In thousands)
Earnings (loss) available to common shareholders:
Consolidated net (loss) income	$(3,048)	$51,112	$(6,081)	$48,063
Less: Net income attributable to noncontrolling interest	(225)	(195)	(164)	(1,038)

Net (loss) income attributable to Forestar Group Inc.	$(3,273)	$50,917	$(6,245)	$47,025

Weighted average common shares outstanding — basic	36,155	35,808	36,117	35,745
Dilutive effect of stock options	—	60	—	26
Dilutive effect of restricted stock and restricted stock units	—	169	—	132

Weighted average common shares outstanding — diluted	36,155	36,037	36,117	35,903

     At second quarter-end 2010 and 2009, the effect of 3,041,000 and 2,329,000 stock options and unvested shares of restricted stock were not included in the computation of diluted weighted average shares outstanding because the shares were anti-dilutive.
Note 15 — Income Taxes
     Our effective tax rate was 6 percent in second quarter 2010 and an 18 percent benefit in first six months 2010 which includes a 23 percent benefit attributable to noncontrolling interests. Our effective tax rate was 38 percent in second quarter 2009 and 37 percent in first six months 2009 both of which include less than a 1 percent benefit attributable to noncontrolling interests. Our 2010 rate includes a benefit from percentage depletion and our 2009 rate includes benefits from percentage depletion and a federal income tax rate change for qualified timber gains due to the Food, Conservation and Energy Act of 2008 which expired in 2009.
     We have not provided a valuation allowance for our deferred tax asset because we believe it is likely it will be recoverable in future periods.
     Our unrecognized tax benefits totaled $7,601,000 at second quarter-end 2010, of which $6,226,000 would affect our effective tax rate, if recognized.

Note 16 — Commitments and Contingencies
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
Environmental
     Environmental remediation liabilities arise from time to time in the ordinary course of doing business, and we believe we have established adequate reserves for any probable losses. We own 288 acres near Antioch, California, portions of which were sites of a Temple-Inland paper manufacturing operation that are in remediation. We estimate the cost to complete remediation activities will be about $3,800,000, which is included in other accrued expenses and will likely be paid in 2010 and 2011. Our estimate requires us to make assumptions regarding the scope of required remediation, the effectiveness of planned remediation activities, and approvals by regulatory authorities. Our estimate is subject to revision as new information becomes available.
Note 17 — Segment Information
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
     Assets allocated by segment are as follows:

	Second
	Quarter-End	Year-End
	2010	2009
	(In thousands)
Real estate	$635,391	$654,250
Mineral resources	3,214	1,356
Fiber resources	19,297	20,088
Assets not allocated to segments	104,110	109,040

Total assets	$762,012	$784,734

     We evaluate performance based on segment earnings before unallocated items and income taxes. Segment earnings consist of operating income, equity in earnings (loss) of unconsolidated ventures and net income (loss) attributable to noncontrolling interests. Unallocated items consist of general and administrative expense, share-based compensation, gain on sale of assets, interest expense and other non-operating income and expense. The accounting policies of the segments are the same as those described in the accounting policy note to the consolidated financial statements. Our revenues are derived from our U.S. operations and all of our assets are located in the U.S. In first six months 2010, revenues of $5,750,000 from a customer of our real estate segment exceeded 10 percent of our total revenues.
     Segment revenues and earnings are as follows:

	Second Quarter		First Six Months
	2010	2009	2010	2009
	(In thousands)
Revenues:
Real estate	$21,549	$28,447	$38,797	$47,234
Mineral resources	4,606	7,018	11,733	12,939
Fiber resources	1,982	5,001	3,965	9,370

Total revenues	$28,137	$40,466	$54,495	$69,543

Segment earnings:
Real estate	$2,454	$5,007	$2,766	$5,549
Mineral resources	4,266	6,401	10,444	11,183
Fiber resources	1,085	3,290	2,528	6,199

Total segment earnings	7,805	14,698	15,738	22,931
Items not allocated to segments (a)	(10,916)	67,339	(23,336)	52,899

(Loss) income before taxes	$(3,111)	$82,037	$(7,598)	$75,830

(a)	Items not allocated to segments consist of:

	Second Quarter		First Six Months
	2010	2009	2010	2009
	(In thousands)
General and administrative expense	$(5,040)	$(4,257)	$(9,578)	$(11,876)
Share-based compensation expense	(2,019)	(2,615)	(5,553)	(4,321)
Gain on sale of assets	—	79,214	—	79,214
Interest expense	(4,103)	(5,047)	(8,649)	(10,213)
Other non-operating income	246	44	444	95

	$(10,916)	$67,339	$(23,336)	$52,899

     In first six months 2009, general and administrative expense includes about $3,200,000 paid to outside advisors regarding an evaluation by our Board of Directors of an unsolicited shareholder proposal.
     In second quarter 2009, gain on sale of assets of $79,214,000 represents our gain from selling about 75,000 acres of timber and timberland in Georgia and Alabama for $119,702,000.
Note 18 — Variable Interest Entities
     We participate in real estate ventures for the purpose of acquiring and developing residential and mixed-use communities in which we may or may not have a controlling financial interest. Generally accepted accounting principles require consolidation of variable interest entities (VIE) in which an enterprise has a controlling financial interest and is the primary beneficiary. Controlling financial interest will have both of the following characteristics: (a) the power to direct the VIE activities that most significantly impact economic performance and (b) the obligation to absorb the VIE losses and right to receive benefits that are significant to the VIE. We examine specific criteria and use judgment when determining whether we are the primary beneficiary and must consolidate a VIE. We perform this review initially at the time we enter into venture agreements and subsequently when reconsideration events occur.
     At second quarter-end 2010, we are the primary beneficiary of two VIEs that we consolidate. We have provided the majority of equity to these VIEs, which absent our contributions or advances do not have sufficient equity to fund their operations. We have the authority to approve project budgets and the issuance of additional debt. At second-quarter end 2010, our consolidated balance sheet includes $15,629,000 in assets, principally real estate, and $8,855,000 in liabilities, principally debt, related to these two VIEs. In first six months 2010, we contributed or advanced about $1,005,000 to these VIEs. In first quarter 2010, real estate assets decreased by $11,865,000, debt decreased by $13,207,000 and other liabilities increased by $1,342,000 due to lender foreclosure of a lien on property owned by one of these VIEs. We have a nominal general partner interest in this VIE and could be held responsible for its liabilities.
     Also at second quarter-end 2010, we are not the primary beneficiary of three VIEs that we account for using the equity method. The unrelated managing partners oversee the day-to-day operations and guarantee the debt of the VIEs while we have the authority to approve project budgets and the issuance of additional debt. Although the debt is guaranteed by the managing partners, we may under certain circumstances elect or be required to provide additional funds to these VIEs. At second quarter-end 2010, these three VIEs have total assets of $55,364,000, substantially all of which represent developed and undeveloped real estate and total liabilities of $83,301,000, which includes $73,234,000 of borrowings classified as current maturities. These amounts are included in other ventures in the combined summarized balance sheet information for ventures accounted for using the equity method in Note 7. At second quarter-end 2010, our investment in these three VIEs is $3,660,000 and is included in investment in unconsolidated ventures. We did not make any contributions or advances to these ventures in first six months 2010. Our maximum exposure to loss related to these VIEs is estimated at $37,405,000, which exceeds our investment because we are a nominal general partner in two of these VIEs and could be held responsible for their liabilities. The maximum exposure to loss represents the maximum loss that we could be required to recognize assuming all the ventures’ assets (principally real estate) are worthless, without consideration of the probability of a loss or of any actions we may take to mitigate any such loss.
Note 19 — Share-Based Compensation
A summary of the awards granted under our 2007 Stock Incentive Plan follows.
Cash-settled awards
     Cash-settled awards granted to our employees in the form of restricted stock units or stock appreciation rights vest over two to four years from the date of grant and generally provide for accelerated vesting upon death, disability or if there is a change in control. Vesting for some restricted stock unit awards is also conditioned upon achievement of a minimum one percent annualized return on assets over a three-year period. Cash-settled stock appreciation rights have a ten-year term, generally become exercisable ratably over three to four years and provide for accelerated or continued vesting upon retirement, death, disability or if there is a change in control. Stock appreciation rights were granted with an exercise price equal to the market value of our stock on the date of grant.
     Cash-settled awards granted to our directors in the form of restricted stock units are fully vested at the time of grant and payable upon retirement.

     The following table summarizes the activity of cash-settled awards in first six months 2010:

		Weighted
	Equivalent	Average Grant
	Units	Date Fair Value
	(In thousands)	(Per unit)
Non-vested at beginning of period	1,005	$5.35
Granted	389	13.03
Vested	(254)	7.49
Forfeited	(15)	6.35

Non-vested at end of period	1,125	$7.51

     The fair value of awards settled in cash was $731,000 in first six months 2010 and $22,000 in first six months 2009. At second quarter-end 2010, the fair value of vested cash-settled awards is $9,877,000, which is included in other liabilities. The aggregate current value of non-vested awards is $11,441,000 at second quarter-end 2010 based on a second quarter-end stock price of $17.96.
Restricted stock
     Restricted stock awards vest either ratably over or after three years, generally if we achieve a minimum one percent annualized return on assets over such three-year period. The following table summarizes the activity of restricted stock awards in first six months 2010:

		Weighted
	Restricted	Average Grant
	Shares	Date Fair Value
	(In thousands)	(Per share)
Non-vested at beginning of period	331	$17.43
Granted	308	17.80
Vested	—	—
Forfeited	(3)	28.20

Non-vested at end of period	636	$17.56

     The aggregate current value of non-vested awards is $11,428,000 at second quarter-end 2010 based on a second quarter-end stock price of $17.96.
Stock options
     Stock options have a ten-year term, generally become exercisable ratably over three to four years and provide for accelerated or continued vesting upon retirement, death, disability or if there is a change in control. Options were granted with an exercise price equal to the market value of our stock on the date of grant. The following table summarizes the activity of stock option awards in first six months 2010:

			Weighted	Aggregate
			Average	Intrinsic Value
		Weighted	Remaining	(Current
	Options	Average	Contractual	Value Less
	Outstanding	Exercise Price	Term	Exercise Price)
	(In thousands)	(Per share)	(In years)	(In thousands)
Balance at beginning of period	780	$24.80	8	$2,052
Granted	181	17.80
Exercised	—	—
Forfeited	(4)	28.85

Balance at end of period	957	$23.45	8	$1,431

Exercisable at end of period	395	$26.85	8	$350

     We estimate the fair value of stock options using the Black-Scholes option pricing model and the following assumptions:

	First Six Months
	2010	2009
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	51.0%	41.8%
Risk-free interest rate	2.3%	1.8%
Expected life of options (years)	6	6
Weighted average estimated fair value of options granted	$8.98	$3.94
     We have limited historical experience as a stand-alone company so we utilized alternative methods in determining our valuation assumptions. The expected life was based on the simplified method utilizing the midpoint between the vesting period and the contractual life of the awards. The expected stock price volatility was based on historical prices of our peers’ common stock for a period corresponding to the expected life of the options. Pre-vesting forfeitures are estimated based upon the pool of participants and their expected activity and historical trends.
Pre-Spin Awards
     Certain of our employees participated in Temple-Inland’s share-based compensation plans. In conjunction with the 2007 spin-off, these awards were equitably adjusted into separate awards of the common stock of Temple-Inland and the spin-off entities.
     Cash-settled awards generally vest and are paid after three years from the date of grant or the attainment of defined performance goals, generally measured over a three-year period. To settle vested cash awards, we paid $1,904,000 in first six months 2010 and $394,000 in first six months 2009. At second quarter-end 2010, there are no outstanding cash-settled awards.
     Stock options have a ten-year term, generally become exercisable ratably over four years and provide for accelerated or continued vesting upon retirement, death, disability or if there is a change in control. A summary of stock option awards outstanding at second quarter-end 2010 follows:

			Weighted	Aggregate
			Average	Intrinsic Value
		Weighted	Remaining	(Current
	Options	Average	Contractual	Value Less
	Outstanding	Exercise Price	Term	Exercise Price)
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding on Forestar stock	81	$21.60	5	$175
Outstanding on Temple-Inland stock	171	20.07	5	386

				$561

Exercisable on Forestar stock	76	$20.98	4	$175
Exercisable on Temple-Inland stock	155	19.65	5	386

				$561

     The intrinsic value of options exercised was $553,000 in first six months 2010. No options were exercised in first six months 2009.
Share-Based Compensation Expense
     Share-based compensation expense consists of:

	Second Quarter		First Six Months
	2010	2009	2010	2009
	(In thousands)
Cash-settled awards	$640	$1,693	$2,765	$2,473
Restricted stock	912	455	1,615	799
Stock options	467	467	1,173	1,049

	$2,019	$2,615	$5,553	$4,321

     Share-based compensation expense is included in:

	Second Quarter		First Six Months
	2010	2009	2010	2009
	(In thousands)
General and administrative expense	$1,080	$1,686	$2,118	$2,882
Other operating expense	939	929	3,435	1,439

	$2,019	$2,615	$5,553	$4,321

     We did not capitalize any share-based compensation in first six months 2010 or 2009.

     Unrecognized share-based compensation for non-vested restricted stock and stock options is $9,363,000 at second quarter-end 2010. The weighted average period over which this amount will be recognized is estimated to be 2 years.
     In first six months 2010, we withheld shares having a value of $49,000 in connection with vesting of restricted stock awards and exercises of stock options. These shares are accounted for as treasury stock and are reflected in financing activities in our consolidated statement of cash flows.
Note 20 — Subsequent Events
     On August 6, 2010, we entered into an amended and restated senior credit facility in order to consolidate previous amendments and to effect the following additional principal amendments to: extend the maturity date of the revolving loan to August 6, 2013 (with a one-year extension option) and of the term loan to August 6, 2015; reduce the revolving loan commitment to $175 million, subject to the ability to increase the aggregate facility by up to $150 million by securing additional commitments; eliminate any additional required commitment reductions during the term of the facility; reduce the interest coverage ratio from 1.75x to 1.05x; provide that during any period when the minimum interest coverage ratio falls below 1.50x, the interest rate on outstanding loans will increase by 2 percent and no new acquisitions, discretionary capital expenditures or distributions will be permitted; and reduce the minimum value to commitment ratio from 1.75:1.00 to 1.60:1.00. We incurred fees of about $5,500,000 related to these amendments.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2009 Annual Report on Form 10-K. Unless otherwise indicated, information is presented as of second quarter-end 2010, and references to acreage owned includes 74,000 acres classified as assets held for sale in accordance with our near-term strategic initiatives and all acres owned by ventures regardless of our ownership interest in a venture.
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
     At second quarter-end 2010, assets held for sale includes about 74,000 acres of undeveloped land with a carrying value of $17,977,000 and related timber with a carrying value of $10,002,000. We continue to actively market this land but did not sell any land in first six months 2010 in accordance with these initiatives. Market conditions for timberland have deteriorated since second quarter 2009 due to limited capital availability, increased investor return requirements and alternative investment options for buyers in the marketplace. As a result of these market conditions, additional time may be required to complete the sale of these assets.
Results of Operations
     A summary of our consolidated results by business segment follows:

	Second Quarter		First Six Months
	2010	2009	2010	2009
		(In thousands)
Revenues:
Real estate	$21,549	$28,447	$38,797	$47,234
Mineral resources	4,606	7,018	11,733	12,939
Fiber resources	1,982	5,001	3,965	9,370

Total revenues	$28,137	$40,466	$54,495	$69,543

Segment earnings:
Real estate	$2,454	$5,007	$2,766	$5,549
Mineral resources	4,266	6,401	10,444	11,183
Fiber resources	1,085	3,290	2,528	6,199

Total segment earnings	7,805	14,698	15,738	22,931
Items not allocated to segments:
General and administrative expense	(5,040)	(4,257)	(9,578)	(11,876)
Share-based compensation expense	(2,019)	(2,615)	(5,553)	(4,321)
Gain on sale of assets	—	79,214	—	79,214
Interest expense	(4,103)	(5,047)	(8,649)	(10,213)
Other non-operating income	246	44	444	95

(Loss) income before taxes	(3,111)	82,037	(7,598)	75,830
Income tax (expense) benefit	(162)	(31,120)	1,353	(28,805)

Net (loss) income attributable to Forestar Group Inc.	$(3,273)	$50,917	$(6,245)	$47,025

     Significant aspects of our results of operations follow:
Second Quarter and First Six Months 2010 and 2009
•	Real estate segment earnings declined principally due to lower undeveloped land sales as a result of current market conditions significantly influenced by limited credit availability, consumer confidence and alternate investment options to buyers in the marketplace.

•	Mineral resources segment earnings declined principally due to decreased lease bonus revenues as a result of reduced leasing activity by exploration and production companies that are concentrating on drilling activities versus leasing new mineral interests in our area of operations. This decrease in earnings was partially offset by increased oil prices.

•	Fiber resources segment earnings decreased principally due to reduction in volume as a result of selling over 110,000 acres of timberland in 2009.

•	In first six months 2010, share-based compensation increased primarily due to additional awards granted, the effect of our higher stock price associated with vested cash-settled awards and accelerated expense recognition in conjunction with awards granted to retirement-eligible employees.

•	Interest expense decreased as a result of lower debt levels.

•	In first six months 2009, general and administrative expense includes about $3,200,000 paid to outside advisors regarding an evaluation by our Board of Directors of an unsolicited shareholder proposal.

•	In first six months 2009, gain on sale of assets represents our gain from selling about 75,000 acres of timber and timberland in Georgia and Alabama for $119,702,000. The transaction generated net proceeds of $116,116,000, which were principally used to reduce our outstanding debt, and resulted in a gain on sale of $79,214,000.
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
     Oil prices have increased due to oil producers reducing production and inventories to match lower worldwide demand as well as the anticipation that future demand will outpace supply growth as economic activity improves. Natural gas prices have remained depressed as production remains strong and demand is lower resulting in increased inventory levels. Exploration and production companies remained focused on reducing capital expenditures for lease acquisition due to lower natural gas prices. These conditions may impact the demand for new mineral leases, new exploration activity and the amount of royalty revenues we receive.
     Pulpwood demand is relatively stable in our markets. The average price at which we sold fiber products in first six months 2010 is up principally due to increased pulpwood prices as a result of wet weather conditions.
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
     We operate in cyclical industries. Our operations are affected to varying degrees by supply and demand factors and economic conditions including changes in interest rates, availability of mortgage credit, consumer and home builder sentiment, new housing starts, real estate values, employment levels, changes in the market prices for oil, natural gas, and timber, and the overall strength or weakness of the U.S. economy.

Real Estate
     We own directly or through ventures over 247,000 acres of real estate located in nine states and 12 markets. Our real estate segment secures entitlements and develops infrastructure on our lands, primarily for single-family residential and mixed-use communities. We own over 185,000 acres in a broad area around Atlanta, Georgia, with the balance located primarily in Texas. We target investments principally in our strategic growth corridors, regions across the southern half of the United States that possess key demographic and growth characteristics that we believe make them attractive for long-term real estate investment. We own and manage our projects either directly or through ventures. Our real estate segment revenues are principally derived from the sales of residential single-family lots, undeveloped land and commercial real estate and to a lesser degree from the operation of commercial properties, primarily a hotel.
     A summary of our real estate results follows:

	Second Quarter		First Six Months
	2010	2009	2010	2009
		(In thousands)
Revenues	$21,549	$28,447	$38,797	$47,234
Cost of sales	(11,606)	(11,827)	(22,275)	(20,385)
Operating expenses	(6,858)	(7,354)	(13,454)	(15,519)

	3,085	9,266	3,068	11,330
Equity in (loss) of unconsolidated ventures	(406)	(4,064)	(138)	(4,743)
Less: Net income attributable to noncontrolling interests	(225)	(195)	(164)	(1,038)

Segment earnings	$2,454	$5,007	$2,766	$5,549

     In second quarter and first six months 2010, cost of sales include a $900,000 non-cash impairment charge related to a residential real estate project located near Salt Lake City, Utah. In first six months 2009, cost of sales include a $600,000 non-cash impairment charge related to a condominium project in Austin, Texas.
     In second quarter 2010, operating expenses principally consist of $2,096,000 in property taxes, $1,434,000 in employee compensation and benefits, $892,000 in professional services and $633,000 in depreciation. In second quarter 2009, operating expenses principally consist of $2,682,000 in property taxes, $1,281,000 in employee compensation and benefits, $740,000 in professional services and $510,000 in depreciation. Property taxes decreased $586,000 principally due to selling over 110,000 acres of timberland in 2009.
     In first six months 2010, operating expenses principally consist of $4,184,000 in property taxes, $3,130,000 in employee compensation and benefits, $1,434,000 in professional services and $1,448,000 in depreciation. In first six months 2009, operating expenses principally consist of $5,508,000 in property taxes, $3,083,000 in employee compensation and benefits, $1,379,000 in professional services and $1,038,000 in depreciation. Property taxes decreased $1,324,000 principally due to selling over 110,000 acres of timberland in 2009, and depreciation increased $410,000 principally due to improvements related to commercial operating properties.
     Revenues in our owned and consolidated ventures consist of:

	Second Quarter		First Six Months
	2010	2009	2010	2009
		(In thousands)
Residential real estate	$7,938	$6,229	$13,828	$11,841
Commercial real estate	—	—	157	143
Undeveloped land	8,207	16,840	12,910	25,144
Commercial operating properties	5,076	4,698	11,233	9,290
Other	328	680	669	816

Total revenues	$21,549	$28,447	$38,797	$47,234

     Units sold in our owned and consolidated ventures consist of:

	Second Quarter		First Six Months
	2010	2009	2010	2009
Residential real estate:
Lots sold	149	105	251	183
Revenue per lot sold	$53,037	$59,328	$54,823	$64,699
Commercial real estate:
Acres sold	—	—	1.3	0.3
Revenue per acre sold	$—	$—	$121,705	$424,696
Undeveloped land:
Acres sold	1,473	7,460	3,561	9,652
Revenue per acre sold	$5,573	$2,257	$3,626	$2,605
     Residential real estate revenues principally consist of the sale of single-family lots to national, regional and local homebuilders. In second quarter and first six months 2010, residential lots sold increased principally due to demand from home builders to replace low levels of finished lot inventory and increased demand from consumers as a result of the federal housing tax credit program; however, consumer confidence remains low. In second quarter and first six months 2010, average residential lot prices were negatively impacted by the higher mix of smaller lots principally due to the increased demand for entry level houses as a result of the federal housing tax credit program.

     In second quarter and first six months 2010, undeveloped land sales decreased as a result of current market conditions primarily resulting in limited credit availability, low consumer confidence and alternate investment options to buyers in the marketplace. In second quarter and first six months 2010, revenue per acre sold increased principally as a result of selling 703 acres of land in the entitlement process in Georgia for about $8,200 per acre.
     Information about our real estate projects and our real estate ventures follows:

	Second Quarter-End
	2010	2009
Owned and consolidated ventures:
Entitled, developed and under development projects
Number of projects	53	54
Residential lots remaining	17,914	20,582
Commercial acres remaining	1,774	1,704
Undeveloped land and land in the entitlement process
Number of projects	18	22
Acres in entitlement process	29,670	32,520
Acres undeveloped (a)	195,388	224,616
Ventures accounted for using the equity method:
Ventures’ lot sales (for first six months)
Lots sold	179	89
Average price per lot sold	$43,059	$63,835
Ventures’ entitled, developed and under development projects
Number of projects	22	21
Residential lots remaining	11,403	9,203
Commercial acres sold (for first six months)	15	4
Average price per acre sold	$65,727	$196,996
Commercial acres remaining	818	645
Ventures’ undeveloped land and land in the entitlement process
Number of projects	—	2
Acres in entitlement process	—	1,080
Acres sold (for first six months)	—	—
Average price per acre sold	$—	$—
Acres undeveloped	5,517	5,641

(a)	Includes 74,000 acres classified as assets held for sale.
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
Mineral Resources
     We own directly or through ventures about 620,000 net acres of oil and natural gas mineral interests. Our mineral resources segment revenues are principally derived from royalties and other lease revenues from our oil and natural gas mineral interests located principally in Texas, Louisiana, Georgia and Alabama. At second quarter-end 2010, we have about 82,000 net acres under lease and about 29,000 net acres held by production.
     A summary of our mineral resources results follows:

	Second Quarter		First Six Months
	2010	2009	2010	2009
		(In thousands)
Revenues	$4,606	$7,018	$11,733	$12,939
Cost of sales	(307)	69	(629)	(278)
Operating expenses	(726)	(702)	(1,456)	(1,601)

	3,573	6,385	9,648	11,060
Equity in earnings of unconsolidated ventures	693	16	796	123

Segment earnings	$4,266	$6,401	$10,444	$11,183

     Cost of sales represent our share of oil and natural gas production severance taxes, which are calculated based on a percentage of oil and natural gas produced and costs related to our non-operating working interests. These costs were offset by a refund of $255,000 in second quarter 2009 related to well status changes approved by the Texas Railroad Commission.
     In second quarter 2010, operating expenses principally consist of $312,000 in employee compensation and benefits, $115,000 in professional services and $74,000 in property taxes. In second quarter 2009, operating expenses principally consist of $254,000 in employee compensation and benefits, $218,000 in professional services and $66,000 in property taxes.
     In first six months 2010, operating expenses principally consist of $581,000 in employee compensation and benefits, $237,000 in professional services and $147,000 in property taxes. In first six months 2009, operating expenses principally consist of $697,000 in employee compensation and benefits, $418,000 in professional services and $132,000 in property taxes. Employee compensation and benefits decreased $116,000 principally due to lower incentive compensation, and professional services decreased $181,000 principally due to permanent staffing of our minerals organization.
     In second quarter and first six months 2010, equity in earnings of unconsolidated ventures includes our share of royalty revenue from new wells that began producing within the Barnett Shale natural gas formation.
     Revenues from our owned and consolidated mineral interests consist of:

	Second Quarter		First Six Months
	2010	2009	2010	2009
		(In thousands)
Royalties	$3,821	$2,401	$7,325	$5,879
Other lease revenues	785	4,617	4,408	7,060

Total revenues	$4,606	$7,018	$11,733	$12,939

     In first six months 2010, royalty revenues from our owned and consolidated mineral interests increased as a result of higher oil production and prices partially offset by decreases in natural gas production and prices. Increase in oil prices contributed $1,559,000 while production increases contributed $315,000. The production increase primarily relates to six new oil wells commencing production in late 2009 and first six months 2010. Increases in oil prices and production were partially offset by decreases in natural gas prices of $680,000 and production of $93,000.
     In second quarter 2010, other lease revenues include $762,000 related to delay rental payments. In second quarter 2009, other lease revenues include $2,916,000 in lease bonus payments as a result of leasing about 8,200 net mineral acres for an average of $357 per acre and $1,595,000 related to delay rental payments.
     In first six months 2010, other lease revenues include $3,185,000 in lease bonus payments as a result of leasing over 2,100 net mineral acres for an average of $1,495 per acre in the East Texas Basin and $1,194,000 related to delay rental payments. In first six months 2009, other lease revenues include $5,037,000 in lease bonus payments as a result of leasing nearly 14,300 net mineral acres for an average of $353 per acre and $1,917,000 related to delay rental payments.
     Oil and natural gas produced and average unit prices related to our royalty interests follows(a):

	Second Quarter		First Six Months
	2010	2009	2010	2009
Oil production (barrels)	30,500	25,900	59,900	53,200
Average price per barrel	$74.78	$47.30	$73.05	$47.03
Natural gas production (millions of cubic feet)	689.5	309.8	1,062.6	704.5
Average price per thousand cubic feet	$4.60	$3.89	$4.49	$5.17

(a)	Includes 100 percent of venture activity. Natural gas production includes venture activity of 362 MMcf and 415 MMcf in second quarter and first six months 2010 and 12 MMcf and 39 MMcf in second quarter and first six months 2009. We own a 50 percent interest in this venture which we account for using the equity method. Venture natural gas production activity increased as a result of additional wells commencing production in late 2009 and first six months 2010.
     In addition, we have water interests in about 1.6 million acres, including a 45 percent nonparticipating royalty interest in groundwater produced or withdrawn for commercial purposes or sold from approximately 1.4 million acres in Texas, Louisiana, Georgia and Alabama. We have not received any income from these interests.
Fiber Resources
     Our fiber resources segment focuses principally on the management of our timber holdings. We have over 221,000 acres of timber, primarily in Georgia, and about 18,000 acres of timber under lease. Our fiber resources segment revenues are principally derived from the sales of wood fiber from our land and leases of land for hunting and other recreational uses. In 2009, we sold over 110,000 acres and we are actively marketing an additional 74,000 acres classified as held for sale. As a result of the reduced acreage from executing these land sales, future segment revenues and earnings are anticipated to be lower.

     A summary of our fiber resources results follows:

	Second Quarter		First Six Months
	2010	2009	2010	2009
		(In thousands)
Revenues	$1,982	$5,001	$3,965	$9,370
Cost of sales	(391)	(1,103)	(742)	(1,936)
Operating expenses	(506)	(608)	(1,192)	(1,420)

	1,085	3,290	2,031	6,014
Other operating income	—	—	497	185

Segment earnings	$1,085	$3,290	$2,528	$6,199

     In second quarter 2010, operating expenses principally consist of $231,000 in employee compensation and benefits and $117,000 in facility costs. In second quarter 2009, operating expenses principally consist of $272,000 in employee compensation and benefits and $133,000 in facility costs.
     In first six months 2010, operating expenses principally consist of $684,000 in employee compensation and benefits, of which $197,000 related to employee severance costs, and $190,000 in facility costs. In first six months 2009, operating expenses principally consist of $659,000 in employee compensation and benefits and $291,000 in facility costs.
     In first six months 2010 and 2009, other operating income represents a gain from partial termination of a timber lease.
     Revenues consist of:

	Second Quarter		First Six Months
	2010	2009	2010	2009
		(In thousands)
Fiber	$1,526	$4,406	$3,030	$8,161
Recreational leases and other	456	595	935	1,209

Total revenues	$1,982	$5,001	$3,965	$9,370

     Fiber sold consists of:

	Second Quarter		First Six Months
	2010	2009	2010	2009
Pulpwood tons sold	95,600	244,100	178,700	450,600
Average pulpwood price per ton	$10.89	$7.85	$10.90	$7.99
Sawtimber tons sold	23,800	136,100	53,400	226,900
Average sawtimber price per ton	$20.36	$18.28	$20.24	$20.10
Total tons sold	119,400	380,200	232,100	677,500
Average price per ton	$12.78	$11.59	$13.05	$12.05
     In second quarter and first six months 2010, total tons sold decreased due to reduction in volume as a result of selling over 110,000 acres of timberland in 2009 and postponing harvest plans on about 74,000 acres classified as held for sale. The majority of our sales were to Temple-Inland at market prices.
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
     In second quarter 2010, general and administrative expenses principally consist of $1,347,000 in employee compensation and benefits, $1,320,000 in professional services, $372,000 in depreciation expense, $324,000 related to insurance costs and $314,000 in facility costs. In second quarter 2009, general and administrative expenses principally consist of $1,222,000 in employee compensation and benefits, $741,000 in professional services, $449,000 in depreciation expense, $335,000 related to insurance costs and $287,000 in facility costs. Professional services increased $579,000 principally due to legal and consulting services.
     In first six months 2010, general and administrative expenses principally consist of $2,735,000 in employee compensation and benefits, $2,082,000 in professional services, $742,000 in depreciation expense, $641,000 related to insurance costs and $611,000 in facility costs. In first six months 2009, general and administrative expenses principally consist of $4,569,000 in professional services, of which about $3,200,000 was paid to outside advisors regarding an evaluation by our Board of Directors of an unsolicited shareholder proposal, $2,947,000 in employee compensation and benefits, $881,000 in depreciation expense, $651,000 related to insurance costs and $571,000 in facility costs.

     In first six months 2010, share-based compensation increased primarily due to additional awards granted, the effect of our higher stock price associated with vested cash-settled awards and accelerated expense recognition in conjunction with awards granted to retirement-eligible employees.
Income Taxes
     Our effective tax rate is 6 percent in second quarter 2010 and an 18 percent benefit in first six months 2010 which includes a 23 percent benefit attributable to noncontrolling interests. Our effective tax rate is 38 percent in second quarter 2009 and 37 percent in first six months 2009 both of which include less than a 1 percent benefit attributable to noncontrolling interests. Our 2010 rate includes a benefit from percentage depletion and our 2009 rate includes benefits from percentage depletion and a federal income tax rate change for qualified timber gains due to the Food, Conservation and Energy Act of 2008 which expired in 2009.
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
     In first six months 2010, net cash (used for) operating activities was ($18,873,000) principally consisting of funding a $10,000,000 loan to a third-party equity investor in the JW Marriott ® San Antonio Hill Country Resort & Spa and income taxes of $10,986,000. In first six months 2009, net cash provided by operating activities was $112,437,000 as proceeds from the sale of about 75,000 acres of timber and timberland in Georgia and Alabama generated net cash proceeds of $116,116,000 which resulted in a gain on sale of $79,214,000. Expenditures for real estate development slightly exceeded non-cash cost of sales due to our development of existing real estate projects, principally in the major markets of Texas. We invested $6,145,000 in our Cibolo Canyons mixed-use project near San Antonio, Texas in first six months 2009.
Cash Flows from Investing Activities
     Capital contributions to and capital distributions from unconsolidated ventures are classified as investing activities. In addition, proceeds from the sale of property and equipment, software costs and expenditures related to reforestation activities are also classified as investing activities.
     In first six months 2010, net cash provided by investing activities was $4,955,000. We received $2,602,000 in proceeds related to the sale of our undivided interest in corporate aircraft and $3,745,000 in net distributions from our unconsolidated ventures. In first six months 2009, net cash (used for) investing activities was ($3,737,000) and is principally related to investment in property, equipment, software and reforestation. Net cash returned from our unconsolidated ventures provided $769,000.
Cash Flows from Financing Activities
     In first six months 2010, net cash (used for) financing activities was ($774,000) as our repayments of debt principally offset our additions to debt. In first six months 2009, net cash (used for) financing activities was ($99,774,000) as we reduced our outstanding debt by $99,636,000 principally from the net proceeds generated from the sale of about 75,000 acres of timber and timberland in Georgia and Alabama in accordance with our near-term strategic initiatives.
Non-Cash Financial Information
     In first quarter 2010, our real estate assets decreased by $11,865,000, debt decreased by $13,207,000 and other liabilities increased by $1,342,000 due to lender foreclosure of a lien on a condominium property in Austin, Texas owned by a consolidated variable interest entity. The limited partnership has no other significant assets. The lien secured debt guaranteed by the unrelated general partner who managed day to day operations of the partnership. At second quarter-end 2010, the limited partnership has total assets of $12,000 and total liabilities of $3,089,000. The partnership liabilities will be settled as the partnership is liquidated.

Liquidity, Contractual Obligations and Off-Balance Sheet Arrangements
     There have been no significant changes in our liquidity, contractual obligations or off-balance sheet arrangements since year-end 2009, except that on August 6, 2010, we entered into an amended and restated senior credit facility in order to consolidate previous amendments and to effect the following additional principal amendments to: extend the maturity date of the revolving loan to August 6, 2013 (with a one-year extension option) and of the term loan to August 6, 2015; reduce the revolving loan commitment to $175 million, subject to the ability to increase the aggregate facility by up to $150 million by securing additional commitments; eliminate any additional required commitment reductions during the term of the facility; reduce the interest coverage ratio from 1.75x to 1.05x; provide that during any period when the minimum interest coverage ratio falls below 1.50x, the interest rate on outstanding loans will increase by 2 percent and no new acquisitions, discretionary capital expenditures or distributions will be permitted; and reduce the minimum value to commitment ratio from 1.75:1.00 to 1.60:1.00. We incurred fees of about $5,500,000 related to these amendments.
     At second quarter-end 2010, our senior credit facility provides for a $125,000,000 term loan and a $257,700,000 revolving line of credit. The term loan and revolving line of credit may be prepaid at any time without penalty. At second quarter-end 2010, we had $184,747,000 in net unused borrowing capacity under our senior credit facility.
     Our senior credit facility and other debt agreements contain terms, conditions and financial covenants customary for such agreements including minimum levels of interest coverage and limitations on leverage. At second quarter-end 2010, we were in compliance with the terms, conditions and financial covenants of these agreements. Based on our current operating projections, we believe that we will remain in compliance with our senior credit facility covenants in the future.
     The following table details our compliance with the financial covenants calculated as provided in the senior credit facility:

Second
Quarter-End
Financial Covenant	Requirement	2010
Interest Coverage Ratio (a)	≥ 1.75:1.0	4.53:1.0
Revenues/Capital Expenditures Ratio (b)	≥ 1.00:1.0	4.96:1.0
Total Leverage Ratio (c)	≤ 40%	19.8%
Minimum Liquidity (d)	> $29 million	$235 million
Net Worth (e)	> $403 million	$510 million
Collateral Value to Loan Commitment Ratio(f)	≥ 1.75:1.0	2.19:1.0

(a)	Calculated as EBITDA (earnings before interest, taxes, depreciation and amortization), plus non-cash compensation expense, plus other non-cash expenses, divided by interest expense excluding loan fees. This covenant is applied at the end of each quarter on a rolling four quarter basis.

(b)	Calculated as total gross revenues, plus our pro rata share of the operating revenues from unconsolidated ventures, divided by capital expenditures. Capital expenditures are defined as consolidated development and acquisition expenditures plus our pro rata share of unconsolidated ventures’ development and acquisition expenditures. This covenant is applied at the end of each quarter on a rolling four quarter basis.

(c)	Calculated as total funded debt divided by adjusted asset value. Total funded debt includes indebtedness for borrowed funds, secured liabilities and reimbursement obligations with respect to letters of credit or similar instruments. Adjusted asset value is defined as the sum of unrestricted cash and cash equivalents, timberlands, high value timberlands, raw entitled lands, entitled land under development, minerals business, other real estate owned at book value without regard to any indebtedness and our pro rata share of joint ventures’ book value without regard to any indebtedness. This covenant is applied at the end of each quarter.

(d)	Calculated as the amount available for drawing under the revolving commitment, plus unrestricted cash, plus cash equivalents which are not pledged or encumbered and the use of which is not restricted by the terms of any agreement. At second quarter-end 2010, the minimum liquidity is required to be at least equal to the lesser of $35,000,000 or 7.5 percent of the aggregate commitment under the senior credit facility. At second quarter-end 2010, the requirement is $29,000,000. This covenant is applied at the end of each quarter.

(e)	Calculated as the amount by which consolidated total assets exceeds consolidated total liabilities. At second quarter-end 2010, the requirement is $403,000,000, computed as: $350,000,000, plus 85 percent of the aggregate net proceeds received by us from any equity offering, plus 75 percent of all positive net income, on a cumulative basis. This covenant is applied at the end of each quarter.

(f)	Calculated as the total collateral value of timberland, high value timberland and our minerals business, divided by total aggregate loan commitment. This covenant is applied at the end of each quarter.
     At second quarter-end 2010, we participate in four partnerships that have $74,775,000 of borrowings classified as current maturities. These partnerships have total assets of $57,855,000 and other liabilities of $10,116,000. These partnerships are managed by third parties who intend to extend or refinance these borrowings; however, there is no assurance that this can be done. Although these borrowings are guaranteed by third parties, we may under certain circumstances elect or be required to provide additional equity to these partnerships. We do not believe that the ultimate resolution of these matters will have a significant effect on our earnings or financial position. Our investment in these partnerships is $4,110,000 at second quarter-end 2010. Three of these partnerships are variable interest entities.

Cibolo Canyons — San Antonio, Texas
     Cibolo Canyons consists of the JW Marriott ® San Antonio Hill Country Resort & Spa development owned by third parties and a mixed-use development we own. We have about $88,015,000 invested in Cibolo Canyons at second quarter-end 2010.
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
     At second quarter-end 2010, we have $42,869,000 invested in the resort development.
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
Mixed-Use Development
     The mixed-use development we own consists of 2,100 acres planned to include about 1,400 residential lots and about 220 commercial acres designated for multifamily and retail uses, of which 617 lots and 64 commercial acres have been sold through second quarter-end 2010.
     In 2007, we entered into an agreement with the SPID providing for reimbursement of certain infrastructure costs related to the mixed-use development. Reimbursements are subject to review and approval by the SPID and unreimbursed amounts accrue interest at 9.75 percent. The SPID’s funding for reimbursements is principally derived from its ad valorem tax collections and bond proceeds collateralized by ad valorem taxes, less debt service on these bonds and annual administrative and public service expenses. Through second quarter-end 2010, we have submitted and received approval for reimbursement of about $57,322,000 of infrastructure costs and have received reimbursements totaling $20,270,000. At second quarter-end 2010, we have $37,052,000 in approved and pending reimbursements, excluding interest.
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
     At second quarter-end 2010, we have $45,146,000 invested in the mixed-use development.
Critical Accounting Policies and Estimates
     There have been no significant changes in our critical accounting policies or estimates in first six months 2010 from those disclosed in our 2009 Annual Report on Form 10-K.

Recent Accounting Standards
     Please read Note 2 to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.
Statistical and Other Data
     A summary of our real estate projects in the entitlement process (a) at second quarter-end 2010 follows:

			Project
Project	County	Market	Acres(b)
California
Hidden Creek Estates	Los Angeles	Los Angeles	700
Terrace at Hidden Hills	Los Angeles	Los Angeles	30
Georgia
Ball Ground	Cherokee	Atlanta	500
Burt Creek	Dawson	Atlanta	970
Crossing	Coweta	Atlanta	230
Dallas Highway	Haralson	Atlanta	1,060
Fincher Road	Cherokee	Atlanta	3,890
Fox Hall	Coweta	Atlanta	960
Garland Mountain	Cherokee/Bartow	Atlanta	350
Home Place	Coweta	Atlanta	1,510
Martin’s Bridge	Banks	Atlanta	970
Mill Creek	Coweta	Atlanta	770
Serenity	Carroll	Atlanta	440
Waleska	Cherokee	Atlanta	150
Wolf Creek	Carroll/Douglas	Atlanta	12,230
Yellow Creek	Cherokee	Atlanta	1,060
Texas
Lake Houston	Harris/Liberty	Houston	3,700
San Jacinto	Montgomery	Houston	150

Total			29,670

(a)	A project is deemed to be in the entitlement process when customary steps necessary for the preparation of an application for governmental land-use approvals, like conducting pre-application meetings or similar discussions with governmental officials, have commenced, or an application has been filed. Projects listed may have significant steps remaining, and there is no assurance that entitlements ultimately will be received.

(b)	Project acres, which are the total for the project regardless of our ownership interest, are approximate. The actual number of acres entitled may vary.

     A summary of activity within our projects in the development process, which includes entitled (a), developed and under development real estate projects, at second quarter-end 2010 follows:

Residential Lots(c)	Commercial Acres(d)
Lots Sold	Acres Sold
Interest	Since	Lots	Since	Acres
Project	County	Market	Owned(b)	Inception	Remaining	Inception	Remaining
Projects we own
California
San Joaquin River	Contra Costa/ Sacramento	Oakland	100%	—	—	—	288
Colorado
Buffalo Highlands	Weld	Denver	100%	—	164	—	—
Johnstown Farms	Weld	Denver	100%	115	493	2	8
Pinery West	Douglas	Denver	100%	—	—	—	115
Stonebraker	Weld	Denver	100%	—	603	—	13
Westlake Highlands	Jefferson	Denver	100%	19	2	—	—
Texas
Arrowhead Ranch	Hays	Austin	100%	—	259	—	6
Caruth Lakes	Rockwall	Dallas/Fort Worth	100%	297	352	—	—
Cibolo Canyons	Bexar	San Antonio	100%	617	798	64	157
Harbor Lakes	Hood	Dallas/Fort Worth	100%	199	250	1	13
Hunter’s Crossing	Bastrop	Austin	100%	330	161	38	71
La Conterra	Williamson	Austin	100%	73	427	—	58
Maxwell Creek	Collin	Dallas/Fort Worth	100%	691	320	10	—
Oak Creek Estates	Comal	San Antonio	100%	67	580	13	—
The Colony	Bastrop	Austin	100%	410	736	22	31
The Gables at North Hill	Collin	Dallas/Fort Worth	100%	197	86	—	—
The Preserve at Pecan Creek	Denton	Dallas/Fort Worth	100%	306	512	—	9
The Ridge at Ribelin Ranch	Travis	Austin	100%	—	—	179	16
Westside at Buttercup Creek	Williamson	Austin	100%	1,311	203	66	—
Other projects (8)	Various	Various	100%	1,552	17	197	23
Georgia
Towne West	Bartow	Atlanta	100%	—	2,674	—	121
Other projects (13)	Various	Atlanta	100%	—	2,934	—	705
Missouri and Utah
Other projects (2)	Various	Various	100%	453	101	—	—

6,637	11,672	592	1,634

Projects in entities we consolidate
Texas
City Park	Harris	Houston	75%	1,100	211	50	115
Lantana	Denton	Dallas/Fort Worth	55	%(e)	540	1,626	—	—
Light Farms	Collin	Dallas/Fort Worth	65%	—	2,868	—	—
Stoney Creek	Dallas	Dallas/Fort Worth	90%	85	669	—	—
Timber Creek	Collin	Dallas/Fort Worth	88%	—	614	—	—
Other projects (5)	Various	Various	Various	953	254	26	25

2,678	6,242	76	140

Total owned and consolidated	9,315	17,914	668	1,774

Projects in ventures that we account for using the equity method
Georgia
Seven Hills	Paulding	Atlanta	50%	635	446	26	113
The Georgian	Paulding	Atlanta	38%	288	1,097	—	—
Other projects (4)	Various	Atlanta	Various	1,820	77	3	—
Texas
Bar C Ranch	Tarrant	Dallas/Fort Worth	50%	215	984	—	—
Entrada	Travis	Austin	50%	—	821	—	3
Fannin Farms West	Tarrant	Dallas/Fort Worth	50%	293	88	—	15
Harper’s Preserve	Montgomery	Houston	50%	—	1,722	—	72
Lantana	Denton	Dallas/Fort Worth	Various	(e)	1,436	134	14	75
Long Meadow Farms	Fort Bend	Houston	19%	636	1,447	87	123
Southern Trails	Brazoria	Houston	40%	398	629	—	—
Stonewall Estates	Bexar	San Antonio	25%	248	125	—	—
Summer Creek Ranch	Tarrant	Dallas/Fort Worth	50%	796	1,772	—	363
Summer Lakes	Fort Bend	Houston	50%	330	793	56	—
Village Park	Collin	Dallas/Fort Worth	50%	356	211	3	2
Waterford Park	Fort Bend	Houston	50%	—	493	—	37
Other projects (2)	Various	Various	Various	296	228	—	15
Florida
Other projects (3)	Various	Tampa	Various	509	336	—	—

Total in ventures	8,256	11,403	189	818

Combined total	17,571	29,317	857	2,592

(a)	A project is deemed entitled when all major discretionary governmental land-use approvals have been received. Some projects may require additional permits and/or non-governmental authorizations for development.

(b)	Interest owned reflects our net equity interest in the project, whether owned directly or indirectly. There are some projects that have multiple ownership structures within them. Accordingly, portions of these projects may appear as owned, consolidated or accounted for using the equity method.

(c)	Lots are for the total project, regardless of our ownership interest. Lots remaining represent vacant developed lots, lots under development and future planned lots and are subject to change based on business plan revisions.

(d)	Commercial acres are for the total project, regardless of our ownership interest, and are net developable acres, which may be fewer than the gross acres available in the project.

(e)	The Lantana project consists of a series of 15 partnerships in which our voting interests range from 25 percent to 55 percent. We account for three of these partnerships using the equity method and we consolidate the remaining partnerships.
     A summary of our significant commercial and income producing properties at second quarter-end 2010 follows:

			Interest
Project	County	Market	Owned(a)	Type	Description
Radisson Hotel	Travis	Austin	100%	Hotel	413 guest rooms and suites
Palisades West	Travis	Austin	25%	Office	375,000 square feet
Las Brisas	Williamson	Austin	59%	Multifamily	414 unit luxury apartment

(a)	Interest owned reflects our net equity interest in the project, whether owned directly or indirectly.
     A summary of our oil and gas mineral interests (a) at second quarter-end 2010 follows:

			Held By
State	Unleased	Leased(b)	Production(c)	Total(d)
	(Net acres)
Texas	153,000	76,000	24,000	253,000
Louisiana	135,000	4,000	5,000	144,000
Georgia	179,000	—	—	179,000
Alabama	40,000	2,000	—	42,000
California	1,000	—	—	1,000
Indiana	1,000	—	—	1,000

	509,000	82,000	29,000	620,000

(a)	Includes ventures.

(b)	Includes leases in primary lease term or for which a delayed rental payment has been received.

(c)	Acres being held by production are producing oil or natural gas in paying quantities.

(d)	Texas, Louisiana, California and Indiana net acres are calculated as the gross number of surface acres multiplied by our percentage ownership of the mineral interest. Alabama and Georgia net acres are calculated as the gross number of surface acres multiplied by our estimated percentage ownership of the mineral interest based on county sampling. Excludes 463 net mineral acres located in Colorado.

     A summary of our Texas and Louisiana mineral acres (a) by county or parish at second quarter-end 2010 follows:

Texas		Louisiana
County	Net Acres	Parish	Net Acres
Trinity	47,000	Beauregard	79,000
Angelina	42,000	Vernon	39,000
Houston	29,000	Calcasieu	17,000
Anderson	25,000	Allen	7,000
Cherokee	24,000	Rapides	1,000
Sabine	23,000	Other	1,000

Red River	14,000		144,000

Newton	14,000
San Augustine	13,000
Jasper	11,000
Other	11,000

	253,000

(a)	Includes ventures.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
     Our interest rate risk is principally related to our variable-rate debt. Interest rate changes impact earnings due to the resulting increase or decrease in the cost of our variable-rate debt, which is $198,765,000 at second quarter-end 2010 and $213,195,000 at year-end 2009. In 2009, our outstanding variable rate debt includes $100,000,000 notional amount interest rate swap, which matured on March 1, 2010.
     The following table illustrates the estimated effect on our pre-tax income of immediate, parallel, and sustained shifts in interest rates for the next 12 months on our variable-rate debt at second quarter-end 2010, with comparative year-end 2009 information. This estimate assumes that debt reductions from contractual payments will be replaced with short-term, variable-rate debt; however, that may not be the financing alternative we choose.

	Second
	Quarter-End	Year-End
Change in Interest Rates	2010	2009
	(In thousands)
+2%	$(3,903)	$(4,100)
+1%	(1,988)	(2,132)
-1%	1,988	2,132
-2%	3,975	4,264
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     We made no purchases of our equity securities in second quarter 2010.
     On February 11, 2009, we announced that our Board of Directors authorized the repurchase of up to 7,000,000 shares of our common stock. We have not purchased any shares under this authorization, which has no expiration date. We have no repurchase plans or programs that expired during second quarter 2010 and no repurchase plans or programs that we intend to terminate prior to expiration or under which we no longer intend to make further purchases.
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

FORESTAR GROUP INC.
Date: August 6, 2010	By:	/s/ Christopher L. Nines
Christopher L. Nines
Chief Financial Officer

	By:	/s/ Charles D. Jehl
Charles D. Jehl
Chief Accounting Officer