Form 10-Q
period 2010-09-30
Forestar Group Inc.
filed 2010-11-04
CIK 1406587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding as of
Title of Each Class	November 1, 2010

Common Stock, par value $1.00 per share	35,429,150

FORESTAR GROUP INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
FORESTAR GROUP INC.
Consolidated Balance Sheets

	(Unaudited)
	Third
	Quarter-End	Year-End
	2010	2009
	(In thousands)
ASSETS
Cash and cash equivalents	$4,483	$21,051
Real estate	526,044	542,812
Assets held for sale	21,365	31,226
Investment in unconsolidated ventures	105,954	109,597
Timber	18,364	19,845
Receivables, net	33,884	1,841
Prepaid expenses	2,074	2,587
Income taxes receivable	5,411	—
Property and equipment, net	5,300	5,234
Deferred tax asset	42,084	40,751
Other assets	12,060	9,790

TOTAL ASSETS	$777,023	$784,734

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$2,953	$4,573
Accrued employee compensation and benefits	847	4,025
Accrued property taxes	7,025	4,302
Accrued interest	1,011	871
Income taxes payable	—	2,809
Other accrued expenses	8,183	8,269
Other liabilities	28,218	24,924
Debt	217,566	216,626

TOTAL LIABILITIES	265,803	266,399

COMMITMENTS AND CONTINGENCIES

EQUITY
Forestar Group Inc. shareholders’ equity:
Preferred stock, par value $0.01 per share, 25,000,000 authorized shares, none issued	—	—
Common stock, par value $1.00 per share, 200,000,000 authorized shares, 36,639,885 issued at September 30, 2010 and 36,255,336 issued at December 31, 2009	36,640	36,255
Additional paid-in capital	389,763	384,795
Retained earnings	98,553	95,876
Accumulated other comprehensive loss	—	(256)
Treasury stock, at cost, 1,216,001 shares at September 30, 2010 and 209,544 shares at December 31, 2009	(19,444)	(4,214)

Total Forestar Group Inc. shareholders’ equity	505,512	512,456
Noncontrolling interests	5,708	5,879

TOTAL EQUITY	511,220	518,335

TOTAL LIABILITIES AND EQUITY	$777,023	$784,734

Please read the notes to the consolidated financial statements.

FORESTAR GROUP INC.
Consolidated Statements of Income
(Unaudited)

	Third Quarter		First Nine Months
	2010	2009	2010	2009
		(In thousands, except per share amounts)
REVENUES
Real estate sales	$10,000	$18,259	$36,895	$55,387
Commercial operating properties and other	5,139	4,662	17,041	14,768

Real estate	15,139	22,921	53,936	70,155
Mineral resources	6,654	18,828	18,387	31,767
Fiber resources and other	2,220	3,558	6,185	12,928

	24,013	45,307	78,508	114,850
COSTS AND EXPENSES
Cost of real estate sales	(4,183)	(8,356)	(17,312)	(20,934)
Cost of commercial operating properties and other	(4,091)	(4,007)	(13,237)	(11,814)
Cost of mineral resources	(223)	(221)	(852)	(499)
Cost of fiber resources and other	(466)	(880)	(1,208)	(2,816)
Other operating	(10,163)	(9,923)	(29,203)	(29,717)
General and administrative	(4,797)	(8,000)	(16,493)	(22,758)
Gain on sale of assets	15,441	24,833	15,441	104,047

	(8,482)	(6,554)	(62,864)	15,509

OPERATING INCOME	15,531	38,753	15,644	130,359
Equity in earnings (loss) of unconsolidated ventures	82	(2,443)	740	(7,063)
Interest expense	(3,913)	(5,440)	(12,562)	(15,653)
Other non-operating income	246	287	690	382

INCOME BEFORE TAXES	11,946	31,157	4,512	108,025
Income tax expense	(2,860)	(10,956)	(1,507)	(39,761)

CONSOLIDATED NET INCOME	9,086	20,201	3,005	68,264
Less: Net income attributable to noncontrolling interests	(164)	(725)	(328)	(1,763)

NET INCOME ATTRIBUTABLE TO FORESTAR GROUP INC.	$8,922	$19,476	$2,677	$66,501

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	35,858	35,817	36,030	35,769
Diluted	36,379	36,173	36,596	35,975
NET INCOME PER COMMON SHARE
Basic	$0.25	$0.54	$0.07	$1.86
Diluted	$0.25	$0.54	$0.07	$1.85
Please read the notes to the consolidated financial statements.

FORESTAR GROUP INC.
Consolidated Statements of Cash Flows
(Unaudited)

	First Nine Months
	2010	2009
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$3,005	$68,264
Adjustments:
Depreciation and amortization	7,231	7,390
Deferred income taxes	(1,470)	(21,153)
Tax benefits not recognized for book purposes	91	6,066
Equity in (earnings) loss of unconsolidated ventures	(740)	7,063
Distributions of earnings of unconsolidated ventures	1,184	259
Distributions of earnings to noncontrolling interests	(569)	(1,992)
Share-based compensation	7,370	7,717
Non-cash real estate cost of sales	15,387	19,040
Non-cash cost of assets sold	6,604	49,804
Real estate development and acquisition expenditures	(11,499)	(29,710)
Reimbursements from utility and improvement districts	495	22,299
Other changes in real estate	133	(637)
Gain on termination of timber lease	(617)	(195)
Cost of timber cut	1,141	2,577
Deferred income	1,655	(944)
Asset impairments	900	5,044
Loss on sale of assets held for sale	277	—
Other	(51)	90
Changes in:
Receivables	(32,359)	295
Prepaid expenses and other	570	307
Accounts payable and other accrued liabilities	(4,220)	(8,864)
Income taxes	(8,219)	23,389

Net cash (used for) provided by operating activities	(13,701)	156,109
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, equipment, software and reforestation	(2,282)	(6,317)
Investment in unconsolidated ventures	(1,538)	(1,916)
Return of investment in unconsolidated ventures	4,790	2,671
Proceeds from sale of assets held for sale	2,602	—

Net cash provided by (used for) investing activities	3,572	(5,562)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of debt	(22,551)	(155,948)
Additions to debt	36,698	43,512
Deferred financing fees	(5,969)	(3,127)
Return of investment to noncontrolling interest	(706)	(171)
Exercise of stock options	881	576
Repurchases of common stock	(15,178)	—
Payroll taxes on restricted stock and stock options	(49)	(44)
Tax benefit from share-based compensation	121	—
Other	314	70

Net cash used for financing activities	(6,439)	(115,132)

Net (decrease) increase in cash and cash equivalents	(16,568)	35,415
Cash and cash equivalents at beginning of period	21,051	8,127

Cash and cash equivalents at end of period	$4,483	$43,542

Please read the notes to the consolidated financial statements.

FORESTAR GROUP INC.
Notes to the Consolidated Financial Statements
(Unaudited)
Note 1 — Basis of Presentation
     Our consolidated financial statements include the accounts of Forestar Group Inc., all subsidiaries, ventures and other entities in which we have a controlling interest and variable interest entities of which we are the primary beneficiary. We eliminate all material intercompany accounts and transactions. Noncontrolling interests in consolidated pass-through entities are recognized before income taxes. We account for our investment in other entities in which we have significant influence over operations and financial policies using the equity method (we recognize our share of the entities’ income or loss and any preferential returns and treat distributions as a reduction of our investment). We account for our investment in other entities in which we do not have significant influence over operations and financial policies using the cost method (we recognize as income distributions of accumulated earnings).
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
Note 2 — New and Pending Accounting Pronouncements
     In first quarter 2010, we adopted Accounting Standards Update (ASU) 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, ASU 2010-06, Improving Disclosures about Fair Value Measurements and ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirements. Adoption of these pronouncements did not have a significant effect on our earnings or financial position but did result in certain additional disclosures.
     ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses will be effective fourth quarter 2010. We do not anticipate that adoption will have a significant impact on our earnings or financial position but may result in additional disclosures.
Note 3 — Strategic Initiatives and Assets Held for Sale
     In 2009, we announced our near-term strategic initiatives to enhance shareholder value by: generating significant cash flow, principally from the sale of about 175,000 acres of higher and better use (HBU) timberland; reducing debt by approximately $150,000,000; and repurchasing up to 20 percent of our common stock.
     In 2009, we sold about 95,000 acres of timber and timberland in Georgia and Alabama in two transactions generating net cash proceeds of $153,851,000, which were principally used to reduce debt and pay taxes.
     In third quarter 2010, we sold about 14,100 acres of timber and timberland in Georgia and Alabama for $22,621,000 to East Coast Trading Co., Inc. in two separate transactions. These transactions generated net proceeds of $22,030,000, resulting in recognition of a $15,441,000 gain and $5,200,000 of deferred income tax expense. At third quarter-end 2010, the net proceeds from these transactions are held by a qualified intermediary as we plan to reinvest these proceeds in qualifying real estate, thereby deferring the gain for tax purposes under Internal Revenue Code Section 1031. As a result, the net proceeds are classified as a receivable pending reinvestment. We have until November 13, 2010 to identify qualified replacement properties, and until March 28, 2011 to acquire the identified properties. If we are unable to identify and close on the replacement properties within the required time periods, we will not be able to defer the gain for tax purposes and all deferred taxes related to these transactions will become currently payable.
     At third quarter-end 2010, assets held for sale includes over 59,000 acres of undeveloped land with a carrying value of $13,517,000 and related timber with a carrying value of $7,848,000. These assets are actively being marketed.
     In addition, we repurchased 1,000,987 shares of our common stock at a cost of $15,178,000 in third quarter 2010. The repurchased shares are classified as treasury stock.
     In first quarter 2010, we sold our undivided interest in corporate aircraft resulting in net cash proceeds of $2,602,000 and loss on sale of assets of $277,000.

Note 4 — Real Estate
     Real estate consists of:

	Third
	Quarter-End	Year-End
	2010	2009
	(In thousands)
Entitled, developed and under development projects	$412,309	$427,047
Undeveloped land	90,404	91,011
Commercial operating properties	46,156	49,171

	548,869	567,229
Accumulated depreciation	(22,825)	(24,417)

	$526,044	$542,812

     Included in entitled, developed and under development projects are the estimated costs of assets we expect to convey to and be reimbursed by utility and improvement districts of $60,953,000 at third quarter-end 2010 and $60,863,000 at year-end 2009. Our Cibolo Canyons project located near San Antonio, Texas represents $37,052,000 of this amount at third quarter-end 2010 and $37,062,000 at year-end 2009. These costs relate to water, sewer and other infrastructure assets we have submitted to utility or improvement districts for review, approval and reimbursement. We submitted for reimbursement to these districts $3,316,000 in first nine months 2010 and $3,109,000 in first nine months 2009. We collected $495,000 from these districts in first nine months 2010 and $22,299,000 in first nine months 2009, of which $20,270,000 related to our Cibolo Canyons project and was accounted for as a reduction of our investment in the mixed-use development. We expect to collect the amounts submitted when these districts achieve adequate tax bases to support payment.
     In first quarter 2010, entitled, developed and under development projects decreased by $11,865,000 due to lender foreclosure of a lien on a condominium property in Austin, Texas, owned by a consolidated variable interest entity. Please read Note 18 for additional information.
     We recognized asset impairment charges in second quarter 2010 of $900,000 related to a residential real estate project located near Salt Lake City, Utah and $3,050,000 in first nine months 2009 related to the condominium project discussed above.
     Depreciation expense, primarily related to commercial operating properties, was $2,067,000 in first nine months 2010 and $1,367,000 in first nine months 2009 and is included in other operating expenses.
Note 5 — Timber
     We have over 205,000 acres of timber, primarily in Georgia. The cost of timber cut and sold was $1,141,000 in first nine months 2010 and $2,577,000 in first nine months 2009.
Note 6 — Noncontrolling Interests
     A reconciliation of changes in shareholders’ equity at third quarter-end 2010 follows:

	Forestar	Noncontrolling
	Group Inc.	Interests	Total
		(In thousands)
Balance at year-end 2009	$512,456	$5,879	$518,335
Net income	2,677	328	3,005
Unrealized gain	256	—	256
Distributions to noncontrolling interests	—	(1,275)	(1,275)
Contributions from noncontrolling interests	—	776	776
Repurchases of common stock	(15,178)	—	(15,178)
Other (primarily share-based compensation)	5,301	—	5,301

Balance third quarter-end 2010	$505,512	$5,708	$511,220

Note 7 — Investment in Unconsolidated Ventures
     At third quarter-end 2010, we had ownership interests ranging from 25 to 50 percent in 10 ventures that we account for using the equity method. We have no real estate ventures that are accounted for using the cost method. Our three largest ventures at third quarter-end 2010 are CL Realty, Temco and Palisades West. We own a 50 percent interest in both CL Realty and Temco, and Cousins Real Estate Corporation owns the other 50 percent interest. We own a 25 percent interest in Palisades West, Cousins Properties Incorporated owns a 50 percent interest and Dimensional Fund Advisors LP owns the remaining 25 percent interest. Information regarding these ventures follows:

•	CL Realty, L.L.C. was formed in 2002 for the purpose of developing residential and mixed-use communities in Texas and across the southeastern United States. At third quarter-end 2010, the venture had 14 residential and mixed-use communities, of which 10 are in Texas, 3 are in Florida and 1 is in Georgia, representing about 7,010 planned residential lots and 550 commercial acres.

•	Temco Associates, LLC was formed in 1991 for the purpose of acquiring and developing residential real estate sites in Georgia. At third quarter-end 2010, the venture has 5 residential and mixed-use communities, representing about 1,560 planned residential lots, all of which are located in Paulding County, Georgia. The venture also owns approximately 5,500 acres of undeveloped land in Paulding County, Georgia.

•	Palisades West LLC was formed in 2006 for the purpose of constructing a commercial office park in Austin, Texas. The project includes two office buildings totaling approximately 375,000 square feet and an accompanying parking garage. At third quarter-end 2010, the buildings are approximately 97 percent leased. Our remaining commitment for investment in this venture as of third quarter-end 2010 is $3,067,000. Effective fourth quarter 2008, we entered into a 10-year operating lease for approximately 32,000 square feet that we occupy as our corporate headquarters. In first nine months 2010, rents paid under this operating lease were $889,000 and are included in general and administrative expenses.
     Combined summarized balance sheet information for our ventures accounted for using the equity method follows:

	Third Quarter-End 2010						Year-End 2009
	CL		Palisades		Other		CL		Palisades		Other
	Realty	Temco	West		Ventures	Total	Realty	Temco	West		Ventures	Total
	(In thousands)
Real estate	$108,301	$60,411	$122,624		$70,458	$361,794	$113,169	$60,402	$122,566		$89,507	$385,644
Total assets	109,383	60,540	125,277		76,828	372,028	114,598	60,751	125,396		96,711	397,456
Borrowings (a)	2,911	2,963	—		73,711	79,585	3,568	3,061	—		77,113	83,742
Total liabilities	4,901	3,650	50,705	(b)	84,593	143,849	5,414	3,268	51,158	(b)	88,273	148,113
Equity	104,482	56,890	74,572		(7,765)	228,179	109,184	57,483	74,238		8,438	249,343
Our investment in real estate ventures:
Our share of their equity (c)	52,241	28,445	18,643		14,594	113,923	54,592	28,742	18,559		15,673	117,566
Unrecognized deferred gain (d)	(7,059)	—	—		(910)	(7,969)	(7,059)	—	—		(910)	(7,969)

Investment in real estate ventures	$45,182	$28,445	$18,643		$13,684	$105,954	$47,533	$28,742	$18,559		$14,763	$109,597

     Combined summarized income statement information for our ventures accounted for using the equity method follows:

	Third Quarter		First Nine Months
	2010	2009	2010	2009
	(In thousands)
Revenues:
CL Realty	$1,120	$273	$5,332	$2,030
Temco	233	151	2,110	1,349
Palisades West	3,414	3,179	10,145	9,236
Other ventures	1,549	1,988	9,769	6,059

Total	$6,316	$5,591	$27,356	$18,674

Earnings (Loss):
CL Realty (e)	$964	$(3,479)	$2,184	$(8,453)
Temco (f)	(382)	(1,457)	430	(2,400)
Palisades West	1,124	1,387	3,406	3,424
Other ventures	(524)	(1,344)	(16,807)	(1,668)

Total	$1,182	$(4,893)	$(10,787)	$(9,097)

Our equity in their earnings (loss):
CL Realty	$482	$(1,739)	$1,092	$(4,226)
Temco	(191)	(729)	215	(1,200)
Palisades West	281	347	850	856
Other ventures (c)	(490)	(322)	(1,417)	(2,493)

Total	$82	$(2,443)	$740	$(7,063)

(a)	Total includes current maturities of $74,808,000 at third quarter-end 2010, of which $42,447,000 is non-recourse to us, and $80,625,000 at year-end 2009, of which $46,936,000 is non-recourse to us.

(b)	Principally includes deferred income from leasehold improvements funded by tenants in excess of leasehold improvement allowances. These amounts are recognized as rental income over the lease term and are offset by depreciation expense related to these tenant improvements. There is no effect on venture net income.

(c)	Our share of the equity in other ventures reflects our ownership interests ranging from 25 to 50 percent, excluding venture losses that exceed our investment where we are not obligated to fund those losses.

(d)	Represents deferred gains on real estate contributed by us to ventures. We are recognizing income as real estate is sold to third parties. The deferred gains are reflected as a reduction to our investment in unconsolidated ventures.

(e)	CL Realty’s loss includes impairment charges of $3,300,000 related to two residential real estate projects located in Tampa, Florida in third quarter 2009 and an impairment charge of $5,238,000 related to an equity investment in an unconsolidated venture in first nine months 2009.

(f)	In third quarter 2009, Temco Associates’ loss includes an impairment charge of $1,263,000 related to a residential real estate project located in Atlanta, Georgia.
     In first nine months 2010, we invested $1,538,000 in these ventures and received $5,974,000 in distributions; in first nine months 2009, we invested $1,916,000 in these ventures and received $2,930,000 in distributions. Distributions include both return of investments and distributions of earnings.
     At third quarter-end 2010, other ventures include three partnerships we participate in that have $72,414,000 of borrowings classified as current maturities. These partnerships have total assets of $54,753,000 and other liabilities of $10,792,000. These partnerships are managed by third parties who intend to extend or refinance these borrowings; however, there is no assurance that this can be done. Although some of these borrowings are guaranteed by third parties, we may under certain circumstances elect or be required to provide additional equity to these partnerships. We do not believe that the ultimate resolution of these matters will have a significant effect on our earnings or financial position. Our investment in these partnerships is $3,183,000 at third quarter-end 2010. These three partnerships are variable interest entities. Please read Note 18 for additional information.
     In first nine months 2010, other ventures loss includes a $13,061,000 loss on sale of a golf course and country club property in Denton, Texas. This loss did not impact our equity in the earnings (loss) of this venture as we exclude losses that exceed our investment where we are not obligated to provide additional equity.
     We have provided performance bonds and letters of credit on behalf of certain ventures totaling $2,351,000 at third quarter-end 2010. Generally these performance bonds and letters of credit would be drawn on due to lack of performance by us or the ventures, such as failure to timely deliver streets and utilities in accordance with local codes and ordinances.
Note 8 — Receivables
     Receivables consist of:

	Third
	Quarter-End	Year-End
	2010	2009
	(In thousands)
Seller financing notes receivable, average interest rate of 6.49% at third quarter-end 2010 and 5.76% at year-end 2009	$949	$1,112
Note receivable, interest rate of 9.00% at third quarter-end 2010	10,000	—
Due from qualified intermediary (see Note 3 for additional information)	22,630	—
Accrued interest and other	449	873

	34,028	1,985
Allowance for bad debts	(144)	(144)

	$33,884	$1,841

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

Note 9 — Debt
     Debt consists of:

	Third
	Quarter-End	Year-End
	2010	2009
	(In thousands)
Term loan facility — average interest rate of 6.50% at third quarter-end 2010 and 5.54% at year-end 2009	$125,000	$125,000
Revolving loan facility — average interest rate of 6.50% at third quarter-end 2010	19,000	—
Secured promissory note — interest rate of 3.76% at third quarter-end 2010 and 2.73% at year-end 2009	15,216	16,716
Other indebtedness due through 2011 at variable interest rates based on prime (3.75% at third quarter-end 2010 and 3.25% at year-end 2009) and fixed interest rates of 8.00%	58,350	74,910

	$217,566	$216,626

     Our senior credit facility and other debt agreements contain terms, conditions and financial covenants customary for such agreements including minimum levels of interest coverage and limitations on leverage. At third quarter-end 2010, we were in compliance with the terms, conditions and financial covenants of these agreements.
     On August 6, 2010, we entered into an amended and restated senior credit facility in order to consolidate previous amendments and to effect the following additional principal amendments to: extend the maturity date of the revolving loan to August 6, 2013 (with a one-year extension option to August 6, 2014) and of the term loan to August 6, 2015; reduce the revolving loan commitment to $175 million, subject to the ability to increase the aggregate facility by up to $150 million by securing additional commitments; eliminate any additional required commitment reductions during the term of the facility; reduce the interest coverage ratio from 1.75x to 1.05x; provide that during any period when the minimum interest coverage ratio falls below 1.50x, the interest rate on outstanding loans will increase by 2 percent and no new acquisitions, discretionary capital expenditures or distributions will be permitted; reduce the minimum value to commitment ratio from 1.75:1.00 to 1.60:1.00; and provide that if the interest coverage ratio does not exceed 3.0x, we may not repurchase our common stock. We incurred fees of about $5,700,000 related to this amendment.
     At third quarter-end 2010, our senior credit facility provides for a $125,000,000 term loan and a $175,000,000 revolving line of credit. The term loan includes a prepayment penalty for payments in excess of $25,000,000 prior to February 6, 2012. The revolving line of credit may be prepaid at any time without penalty. The revolving line of credit includes a $100,000,000 sublimit for letters of credit, of which $3,071,000 is outstanding at third quarter-end 2010. Total borrowings under our senior credit facility (including the face amount of letters of credit) may not exceed a borrowing base formula. At third quarter-end 2010, we had $152,929,000 in net unused borrowing capacity under our senior credit facility.
     At our option, we can borrow at LIBOR plus 4.5 percent (subject to a 2 percent LIBOR floor) or prime plus 2.5 percent. Borrowings under the senior credit facility are secured by (a) all timberland and minerals, (b) assignments of current and future leases, rents and contracts, including our mineral leases, (c) a security interest in our primary operating account, (d) pledge of the equity interests in current and future material operating subsidiaries or joint venture interests, or if such pledge is not permitted, a pledge of the right to distributions from such entities, and (e) negative pledge (without a mortgage) on all other wholly-owned assets. The senior credit facility provides for releases of real estate to be conveyed provided that borrowing base compliance is maintained.
     At third quarter-end 2010, we have $7,617,000 in unamortized deferred fees which are included in other assets. Amortization of deferred financing fees was $3,543,000 in first nine months 2010 and $3,841,000 in first nine months 2009 and is included in interest expense.
     At third quarter-end 2010, commercial operating properties having a book value of $23,157,000 are subject to liens in connection with $15,216,000 of debt.
     At third quarter-end 2010, entitled, developed and under development projects having a book value of $127,882,000 are subject to liens in connection with $58,350,000 of principally non-recourse debt.
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

				Third
	Fair Value Measurements			Quarter-End
	Level 1	Level 2	Level 3	2010
	(In thousands)
Non-Financial Assets
Real estate	$—	$—	$756	$756
     We elected not to use the fair value option for cash and cash equivalents, accounts receivable, other current assets, variable debt, accounts payable and other current liabilities. The carrying amounts of these financial instruments approximate their fair values due to their short-term nature or variable interest rates.
     Information about our fixed rate financial instruments not measured at fair value follows:

	Third Quarter-End 2010		Year-End 2009
	Carrying	Fair	Carrying	Fair	Valuation
	Amount	Value	Amount	Value	Technique
	(In thousands)
Fixed rate notes receivable	$10,522	$12,594	$783	$831	Level 2
Fixed rate debt	(3,431)	(3,536)	(3,431)	(3,505)	Level 2
Note 11 — Derivative Instruments
     At third quarter-end 2010, we do not have any derivative instruments outstanding. In first quarter 2010, our $100,000,000 notional amount interest rate swap agreement matured, which was classified in other liabilities at year-end 2009. As a result, we recognized an after-tax gain of $256,000 in other comprehensive income. There was no hedge ineffectiveness over the term of the agreement.
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
     As a result of the 2007 spin-offs from Temple-Inland, at third quarter-end 2010, personnel of Temple-Inland and the other spin-off entity held 20,000 awards that will be settled in shares of our common stock and options to purchase 1,267,000 shares of our common stock. Information about these stock options follows:

			Weighted	Aggregate
			Average	Intrinsic Value
		Weighted	Remaining	(Current
		Average	Contractual	Value Less
	Shares	Exercise Price	Term	Exercise Price)
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding	1,267	$20.47	4	$2,432
Exercisable	1,225	$20.12	4	$2,432
Note 13 — Other Comprehensive Income
     Other comprehensive income consists of:

	Third Quarter		First Nine Months
	2010	2009	2010	2009
	(In thousands)
Consolidated net income	$9,086	$20,201	$3,005	$68,264
Change in fair value of interest rate swap agreement	—	400	393	968
Income tax effect of change in fair value	—	(140)	(137)	(339)

Other comprehensive income	9,086	20,461	3,261	68,893
Less: Comprehensive income attributable to noncontrolling interests	(164)	(725)	(328)	(1,763)

Other comprehensive income attributable to Forestar Group Inc.	$8,922	$19,736	$2,933	$67,130

Note 14 — Earnings per Share
     Earnings available to common shareholders and weighted average common shares outstanding used to compute earnings per share were:

	Third Quarter		First Nine Months
	2010	2009	2010	2009
	(In thousands)
Earnings available to common shareholders:
Consolidated net income	$9,086	$20,201	$3,005	$68,264
Less: Net income attributable to noncontrolling interest	(164)	(725)	(328)	(1,763)

Net income attributable to Forestar Group Inc.	$8,922	$19,476	$2,677	$66,501

Weighted average common shares outstanding — basic	35,858	35,817	36,030	35,769
Dilutive effect of stock options	154	134	223	50
Dilutive effect of restricted stock and restricted stock units	367	222	343	156

Weighted average common shares outstanding — diluted	36,379	36,173	36,596	35,975

     At third quarter-end 2010 and 2009, the effect of 1,574,000 and 1,704,000 stock options and unvested shares of restricted stock were not included in the computation of diluted weighted average shares outstanding because they were anti-dilutive.
Note 15 — Income Taxes
     Our effective tax rate was 24 percent in third quarter 2010 and 33 percent in first nine months 2010 which includes a 4 percent benefit attributable to noncontrolling interests. Our effective tax rate was 35 percent in third quarter 2009 and 37 percent in first nine months 2009 which included less than a 1 percent benefit attributable to noncontrolling interests. Differences between the effective tax rate and the statutory rate are principally due to state income taxes, percentage depletion and nondeductible items. Our 2009 rate included a benefit from a federal income tax rate change for qualified timber gains due to the Food, Conservation and Energy Act of 2008 which expired in 2009.
     We have not provided a valuation allowance for our deferred tax asset because we believe it is likely it will be recoverable in future periods.
     At third quarter-end 2010, our unrecognized tax benefits totaled $7,581,000, of which $6,206,000 would affect our effective tax rate if recognized.
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
Environmental
     Environmental remediation liabilities arise from time to time in the ordinary course of doing business, and we believe we have established adequate reserves for any probable losses. We own 288 acres near Antioch, California, portions of which were sites of a former Temple-Inland paper manufacturing operation that are in remediation. We estimate the cost to complete remediation activities will be about $3,500,000, which is included in other accrued expenses and will principally be paid in 2010 and 2011. Our estimate requires us to make assumptions regarding the scope of required remediation, the effectiveness of planned remediation activities, and approvals by regulatory authorities. Our estimate is subject to revision as new information becomes available.
Note 17 — Segment Information
     We manage our operations through three business segments: real estate, mineral resources and fiber resources. Real estate secures entitlements and develops infrastructure on our lands for single-family residential and mixed-use communities and manages our undeveloped land and our commercial operating properties. Mineral resources manages our oil, natural gas and water interests. Fiber resources manages our timber and recreational leases.

     Assets allocated by segment are as follows:

	Third
	Quarter-End	Year-End
	2010	2009
	(In thousands)
Real estate	$636,359	$654,250
Mineral resources	1,144	1,356
Fiber resources	18,666	20,088
Assets not allocated to segments	120,854	109,040

Total assets	$777,023	$784,734

     We evaluate performance based on segment earnings before unallocated items and income taxes. Segment earnings (loss) consist of operating income, equity in earnings (loss) of unconsolidated ventures and net income (loss) attributable to noncontrolling interests. Unallocated items consist of general and administrative expense, share-based compensation, gain on sale of assets, interest expense and other non-operating income and expense. The accounting policies of the segments are the same as those described in the accounting policy note to the consolidated financial statements. Our revenues are derived from our U.S. operations and all of our assets are located in the U.S. In first nine months 2010, no single customer accounted for more than 10 percent of our total revenues.
     Segment revenues and earnings are as follows:

	Third Quarter		First Nine Months
	2010	2009	2010	2009
	(In thousands)
Revenues:
Real estate	$15,139	$22,921	$53,936	$70,155
Mineral resources	6,654	18,828	18,387	31,767
Fiber resources	2,220	3,558	6,185	12,928

Total revenues	$24,013	$45,307	$78,508	$114,850

Segment earnings (loss):
Real estate	$(1,883)	$92	$883	$5,641
Mineral resources	6,196	17,850	16,640	29,033
Fiber resources	1,372	2,080	3,900	8,279

Total segment earnings	5,685	20,022	21,423	42,953
Items not allocated to segments (a)	6,097	10,410	(17,239)	63,309

Income before taxes	$11,782	$30,432	$4,184	$106,262

(a)	Items not allocated to segments consist of:

	Third Quarter		First Nine Months
	2010	2009	2010	2009
	(In thousands)
General and administrative expense	$(3,860)	$(5,874)	$(13,438)	$(17,750)
Share-based compensation expense	(1,817)	(3,396)	(7,370)	(7,717)
Gain on sale of assets	15,441	24,833	15,441	104,047
Interest expense	(3,913)	(5,440)	(12,562)	(15,653)
Other non-operating income	246	287	690	382

	$6,097	$10,410	$(17,239)	$63,309

     In third quarter 2010, gain on sale of assets represents the sale of about 14,100 acres of timber and timberland in Georgia and Alabama for $22,621,000.
     In third quarter 2010, share-based compensation expense decreased as a result of a decline in our stock price and its impact on cash-settled awards.
     In third quarter and first nine months 2010, interest expense decreased as a result of lower debt levels.
     In third quarter 2009, general and administrative expense includes a $1,753,000 non-cash impairment charge related to our undivided 15 percent interest in corporate aircraft contributed to us by Temple-Inland at spin-off. In first nine months 2009, general and administrative expense includes about $3,200,000 paid to outside advisors regarding an evaluation by our Board of Directors of an unsolicited shareholder proposal.

     In third quarter 2009, gain on sale of assets principally represents the sale of about 20,000 acres of timber and timberland in Georgia for $38,901,000. In first nine months 2009, gain on sale of assets of $104,047,000 represents the sale of about 95,000 acres of timber and timberland in Georgia and Alabama for $158,603,000.
Note 18 — Variable Interest Entities
     We participate in real estate ventures for the purpose of acquiring and developing residential and mixed-use communities in which we may or may not have a controlling financial interest. Generally accepted accounting principles require consolidation of variable interest entities (VIE) in which an enterprise has a controlling financial interest and is the primary beneficiary. A controlling financial interest will have both of the following characteristics: (a) the power to direct the VIE activities that most significantly impact economic performance and (b) the obligation to absorb the VIE losses and right to receive benefits that are significant to the VIE. We examine specific criteria and use judgment when determining whether we are the primary beneficiary and must consolidate a VIE. We perform this review initially at the time we enter into venture agreements and subsequently when reconsideration events occur.
     At third quarter-end 2010, we are the primary beneficiary of two VIEs that we consolidate. We have provided the majority of equity to these VIEs, which absent our contributions or advances do not have sufficient equity to fund their operations. We have the authority to approve project budgets and the issuance of additional debt. At third-quarter end 2010, our consolidated balance sheet includes $15,153,000 in assets, principally real estate, and $7,993,000 in liabilities, principally debt, related to these two VIEs. In first nine months 2010, we contributed or advanced $1,311,000 to these VIEs. In first quarter 2010, real estate assets decreased by $11,865,000, debt decreased by $13,207,000 and other liabilities increased by $1,342,000 due to lender foreclosure of a lien on property owned by one of these VIEs. We have a nominal general partner interest in this VIE and could be held responsible for its liabilities.
     Also at third quarter-end 2010, we are not the primary beneficiary of three VIEs that we account for using the equity method. The unrelated managing partners oversee the day-to-day operations and guarantee some of the debt of the VIEs while we have the authority to approve project budgets and the issuance of additional debt. Although some of the debt is guaranteed by the managing partners, we may under certain circumstances elect or be required to provide additional funds to these VIEs. At third quarter-end 2010, these three VIEs have total assets of $54,753,000, substantially all of which represent developed and undeveloped real estate and total liabilities of $83,207,000, which includes $72,414,000 of borrowings classified as current maturities. These amounts are included in other ventures in the combined summarized balance sheet information for ventures accounted for using the equity method in Note 7. At third quarter-end 2010, our investment in these three VIEs is $3,183,000 and is included in investment in unconsolidated ventures. We did not make any contributions or advances to these ventures in first nine months 2010. Our maximum exposure to loss related to these VIEs is estimated at $37,289,000, which exceeds our investment as we have a nominal general partner interest in two of these VIEs and could be held responsible for their liabilities. The maximum exposure to loss represents the maximum loss that we could be required to recognize assuming all the ventures’ assets (principally real estate) are worthless, without consideration of the probability of a loss or of any actions we may take to mitigate any such loss.
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
     Cash-settled awards granted to our directors in the form of restricted stock units are fully vested at the time of grant and payable upon retirement.
     The following table summarizes the activity of cash-settled awards in first nine months 2010:

		Weighted
	Equivalent	Average Grant
	Units	Date Fair Value
	(In thousands)	(Per unit)
Non-vested at beginning of period	1,005	$5.35
Granted	399	12.68
Vested	(264)	7.18
Forfeited	(15)	6.58

Non-vested at end of period	1,125	$7.51

     The fair value of awards settled in cash was $731,000 in first nine months 2010 and $22,000 in first nine months 2009. At third quarter-end 2010, the fair value of vested cash-settled awards is $10,462,000 and is included in other liabilities. The aggregate current value of non-vested awards is $10,571,000 at third quarter-end 2010 based on a third quarter-end stock price of $17.05.
Restricted stock
     Restricted stock awards vest either ratably over or after three years, generally if we achieve a minimum one percent annualized return on assets over such three-year period. The following table summarizes the activity of restricted stock awards in first nine months 2010:

		Weighted
	Restricted	Average Grant
	Shares	Date Fair Value
	(In thousands)	(Per share)
Non-vested at beginning of period	331	$17.43
Granted	308	17.80
Vested	—	—
Forfeited	(3)	28.20

Non-vested at end of period	636	$17.56

     The aggregate current value of non-vested awards is $10,849,000 at third quarter-end 2010 based on a third quarter-end stock price of $17.05.
Stock options
     Stock options have a ten-year term, generally become exercisable ratably over three to four years and provide for accelerated or continued vesting upon retirement, death, disability or if there is a change in control. Options were granted with an exercise price equal to the market value of our stock on the date of grant. The following table summarizes the activity of stock option awards in first nine months 2010:

			Weighted	Aggregate
			Average	Intrinsic Value
		Weighted	Remaining	(Current
	Options	Average	Contractual	Value Less
	Outstanding	Exercise Price	Term	Exercise Price)
	(In thousands)	(Per share)	(In years)	(In thousands)
Balance at beginning of period	780	$24.80	8	$2,052
Granted	181	17.80
Exercised	—	—
Forfeited	(4)	28.85

Balance at end of period	957	$23.45	8	$1,255

Exercisable at end of period	395	$26.85	7	$314
     We estimate the fair value of stock options using the Black-Scholes option pricing model and the following assumptions:

	First Nine Months
	2010	2009
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	51.0%	41.8%
Risk-free interest rate	2.3%	1.8%
Expected life of options (years)	6	6
Weighted average estimated fair value of options granted	$8.98	$3.94
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

     Cash-settled awards generally vest and are paid after three years from the date of grant or the attainment of defined performance goals, generally measured over a three-year period. To settle vested cash awards, we paid $1,904,000 in first nine months 2010 and $394,000 in first nine months 2009. At third quarter-end 2010, there are no remaining cash-settled awards.
     Stock options have a ten-year term, generally become exercisable ratably over four years and provide for accelerated or continued vesting upon retirement, death, disability or if there is a change in control. A summary of stock option awards outstanding at third quarter-end 2010 follows:

			Weighted	Aggregate
			Average	Intrinsic Value
		Weighted	Remaining	(Current
	Options	Average	Contractual	Value Less
	Outstanding	Exercise Price	Term	Exercise Price)
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding on Forestar stock	81	$21.60	4	$149
Outstanding on Temple-Inland stock	171	20.07	5	286

				$435

Exercisable on Forestar stock	76	$20.98	4	$149
Exercisable on Temple-Inland stock	155	19.65	5	286

				$435

     The intrinsic value of options exercised was $553,000 in first nine months 2010 and $138,000 in first nine months 2009.
Share-Based Compensation Expense
     Share-based compensation expense consists of:

	Third Quarter		First Nine Months
	2010	2009	2010	2009
	(In thousands)
Cash-settled awards	$422	$2,464	$3,187	$4,937
Restricted stock	923	467	2,538	1,266
Stock options	472	465	1,645	1,514

	$1,817	$3,396	$7,370	$7,717

     Share-based compensation expense is included in:

	Third Quarter		First Nine Months
	2010	2009	2010	2009
	(In thousands)
General and administrative expense	$937	$2,126	$3,055	$5,008
Other operating expense	880	1,270	4,315	2,709

	$1,817	$3,396	$7,370	$7,717

     In third quarter 2010, share-based compensation expense decreased as a result of a decline in our stock price and its impact on cash-settled awards.
     We did not capitalize any share-based compensation in first nine months 2010 or 2009.
     Unrecognized share-based compensation for non-vested restricted stock and stock options is $7,968,000 at third quarter-end 2010. The weighted average period over which this amount will be recognized is estimated to be 2 years.
     In first nine months 2010, we withheld 3,000 shares having a value of $49,000 in connection with vesting of restricted stock awards and exercises of stock options. These shares are included in treasury stock and are reflected in financing activities in our consolidated statement of cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2009 Annual Report on Form 10-K. Unless otherwise indicated, information is presented as of third quarter-end 2010, and references to acreage owned includes 59,000 acres classified as assets held for sale in accordance with our near-term strategic initiatives and all acres owned by ventures regardless of our ownership interest in a venture.
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
     In 2009, we announced our near-term strategic initiatives to enhance shareholder value by: generating significant cash flow, principally from the sale of about 175,000 acres of higher and better use (HBU) timberland; reducing debt by approximately $150,000,000; and repurchasing up to 20 percent of our common stock.
     In 2009, we sold about 95,000 acres of timber and timberland in Georgia and Alabama in two transactions generating net cash proceeds of $153,851,000, which were principally used to reduce debt and pay taxes.
     In third quarter 2010, we sold about 14,100 acres of timber and timberland in Georgia and Alabama for $22,621,000 to East Coast Trading Co., Inc. in two separate transactions. These transactions generated net proceeds of $22,030,000, resulting in recognition of a $15,441,000 gain and $5,200,000 of deferred income tax expense. At third quarter-end 2010, the net proceeds from these transactions are held by a qualified intermediary as we plan to reinvest these proceeds in qualifying real estate, thereby deferring the gain for tax purposes under Internal Revenue Code Section 1031. As a result, the net proceeds are classified as a receivable pending reinvestment. We have until November 13, 2010 to identify qualified replacement properties, and until March 28, 2011 to acquire the identified properties. If we are unable to identify and close on the replacement properties within the required time periods, we will not be able to defer the gain for tax purposes and all deferred taxes related to these transactions will become currently payable.
     At third quarter-end 2010, assets held for sale includes over 59,000 acres of undeveloped land with a carrying value of $13,517,000 and related timber with a carrying value of $7,848,000. We continue to actively market this land in accordance with these initiatives. Market conditions for timberland have deteriorated since second quarter 2009 due to increase investor return requirements, low consumer confidence and alternative investment options for buyers in the marketplace. As a result of these market conditions, additional time may be required to complete the sale of these assets.
     In addition, we repurchased 1,000,987 shares of our common stock at a cost of $15,178,000 in third quarter 2010. The repurchased shares are classified as treasury stock.
Results of Operations
     A summary of our consolidated results by business segment follows:

	Third Quarter		First Nine Months
	2010	2009	2010	2009
	(In thousands)
Revenues:
Real estate	$15,139	$22,921	$53,936	$70,155
Mineral resources	6,654	18,828	18,387	31,767
Fiber resources	2,220	3,558	6,185	12,928

Total revenues	$24,013	$45,307	$78,508	$114,850

Segment earnings (loss):
Real estate	$(1,883)	$92	$883	$5,641
Mineral resources	6,196	17,850	16,640	29,033
Fiber resources	1,372	2,080	3,900	8,279

Total segment earnings	5,685	20,022	21,423	42,953
Items not allocated to segments:
General and administrative expense	(3,860)	(5,874)	(13,438)	(17,750)
Share-based compensation expense	(1,817)	(3,396)	(7,370)	(7,717)
Gain on sale of assets	15,441	24,833	15,441	104,047
Interest expense	(3,913)	(5,440)	(12,562)	(15,653)
Other non-operating income	246	287	690	382

Income before taxes	11,782	30,432	4,184	106,262
Income tax expense	(2,860)	(10,956)	(1,507)	(39,761)

Net income attributable to Forestar Group Inc.	$8,922	$19,476	$2,677	$66,501

     Significant aspects of our results of operations follow:
Third Quarter and First Nine Months 2010 and 2009
•	Real estate segment earnings declined principally due to lower undeveloped land sales as a result of current market conditions significantly influenced by low consumer confidence and alternate investment options to buyers in the marketplace.

•	Mineral resources segment earnings declined principally due to decreased lease bonus revenues as a result of reduced leasing activity by exploration and production companies that are concentrating on drilling activities rather than leasing new mineral interests in our area of operations. This decrease in earnings was partially offset by increased oil production and higher oil prices.

•	Fiber resources segment earnings decreased principally due to reduction in volume as a result of selling about 130,000 acres of timberland in 2010 and 2009 and postponing harvest plans on acres classified as held for sale.

•	In third quarter 2010, share-based compensation expense decreased as a result of a decline in our stock price and its impact on cash-settled awards.

•	In third quarter 2010, gain on sale of assets represents the gain from selling about 14,100 acres of timber and timberland in Georgia and Alabama for $22,621,000.

•	Interest expense decreased as a result of lower debt levels.

•	In third quarter and first nine months 2009, real estate segment earnings were negatively impacted by impairment charges principally associated with a residential condominium project located in Austin, Texas and two joint venture projects located in Tampa, Florida.

•	In third quarter 2009, mineral resources segment earnings include $15,820,000 in lease bonus payments from leasing almost 10,800 net mineral acres.

•	In third quarter 2009, general and administrative expense includes a $1,753,000 impairment charge related to our undivided 15 percent interest in corporate aircraft contributed to us by Temple-Inland at spin-off. In first nine months 2009, general and administrative expense also includes about $3,200,000 paid to outside advisors regarding an evaluation by our Board of Directors of an unsolicited shareholder proposal.

•	In third quarter 2009, gain on sale of assets principally represents the sale of about 20,000 acres of timber and timberland in Georgia for $38,901,000. In first nine months 2009, gain on sale of assets of $104,047,000 represents the sale of about 95,000 acres of timber and timberland in Georgia and Alabama for $158,603,000.
Current Market Conditions
     Current U.S. market conditions in the single-family residential industry continue to be difficult, characterized by product oversupply, depressed sales volumes and prices, high unemployment rates and low consumer confidence. While all markets are being negatively affected by overall poor economic conditions, not all geographic areas and products have been affected to the same extent or with equal severity. These difficult market conditions will likely continue into 2011.
     Oil prices have increased partially due to anticipation that future demand will outpace supply growth as economic activity improves. Natural gas prices have remained depressed as production remains strong and demand is lower resulting in increased inventory levels. In our areas of operations, exploration and production companies remained focused on reducing capital expenditures for lease acquisition due to lower natural gas prices and drilling activity to hold existing leases. These conditions may impact the demand for new mineral leases, new exploration activity and the amount of royalty revenues we receive.
     Pulpwood demand is relatively stable in our markets. Sawtimber prices remain depressed due to decreased demand for lumber as a result of lower demand for new homes.
Business Segments
     We manage our operations through three business segments:
•	Real estate,

•	Mineral resources, and

•	Fiber resources.

     We evaluate performance based on earnings before unallocated items and income taxes. Segment earnings (loss) consist of operating income, equity in earnings (loss) of unconsolidated ventures and net income (loss) attributable to noncontrolling interests. Unallocated items consist of general and administrative expense, share-based compensation, gain on sale of assets, interest expense and other non-operating income and expense. The accounting policies of the segments are the same as those described in the accounting policy note to the consolidated financial statements.
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
Real Estate
     We own directly or through ventures about 232,000 acres of real estate located in nine states and 12 markets. Our real estate segment secures entitlements and develops infrastructure on our lands, primarily for single-family residential and mixed-use communities. We own over 170,000 acres in a broad area around Atlanta, Georgia, with the balance located primarily in Texas. We target investments principally in our strategic growth corridors, regions across the southern half of the United States that possess key demographic and growth characteristics that we believe make them attractive for long-term real estate investment. We own and manage our projects either directly or through ventures. Our real estate segment revenues are principally derived from the sales of residential single-family lots, undeveloped land and commercial real estate and to a lesser degree from the operation of commercial properties, primarily a hotel.
     A summary of our real estate results follows:

	Third Quarter		First Nine Months
	2010	2009	2010	2009
	(In thousands)
Revenues	$15,139	$22,921	$53,936	$70,155
Cost of sales	(8,274)	(12,363)	(30,549)	(32,748)
Operating expenses	(8,153)	(7,194)	(21,607)	(22,713)

	(1,288)	3,364	1,780	14,694
Equity in (loss) of unconsolidated ventures	(431)	(2,547)	(569)	(7,290)
Less: Net income attributable to noncontrolling interests	(164)	(725)	(328)	(1,763)

Segment (loss) earnings	$(1,883)	$92	$883	$5,641

     In first nine months 2010, cost of sales includes a $900,000 non-cash impairment charge related to a residential real estate project located near Salt Lake City, Utah. In first nine months 2009, cost of sales includes a $3,050,000 non-cash impairment charge related to a condominium project in Austin, Texas.
     In third quarter 2010, operating expenses principally consist of $1,718,000 in property taxes, $1,646,000 in professional services, $1,543,000 in employee compensation and benefits and $641,000 in depreciation. In third quarter 2009, operating expenses principally consist of $2,374,000 in property taxes, $1,312,000 in employee compensation and benefits, $729,000 in professional services and $555,000 in depreciation.
     In first nine months 2010, operating expenses principally consist of $5,903,000 in property taxes, $4,674,000 in employee compensation and benefits, $3,080,000 in professional services and $2,089,000 in depreciation. In first nine months 2009, operating expenses principally consist of $7,881,000 in property taxes, $4,395,000 in employee compensation and benefits, $2,109,000 in professional services and $1,593,000 in depreciation. Property taxes decreased $1,978,000 principally due to selling about 130,000 acres of timberland in 2010 and 2009, professional services increased $971,000 primarily as a result of resourcing our multifamily business, and depreciation increased $496,000 principally due to improvements related to commercial operating properties.
     Revenues in our owned and consolidated ventures consist of:

	Third Quarter		First Nine Months
	2010	2009	2010	2009
	(In thousands)
Residential real estate	$5,615	$6,348	$19,443	$18,189
Commercial real estate	—	650	157	793
Undeveloped land	4,385	11,261	17,295	36,405
Commercial operating properties	4,987	4,428	16,220	13,718
Other	152	234	821	1,050

Total revenues	$15,139	$22,921	$53,936	$70,155

     Units sold in our owned and consolidated ventures consist of:

	Third Quarter		First Nine Months
	2010	2009	2010	2009
Residential real estate:
Lots sold	105	131	356	314
Revenue per lot sold	$52,342	$48,285	$54,091	$57,851
Commercial real estate:
Acres sold	—	1.5	1.3	1.8
Revenue per acre sold	$—	$435,365	$121,705	$433,406
Undeveloped land:
Acres sold	1,153	5,313	4,713	14,965
Revenue per acre sold	$3,803	$2,120	$3,669	$2,433
     Residential real estate revenues principally consist of the sale of single-family lots to national, regional and local homebuilders. In first nine months 2010, residential lots sold increased principally due to demand from home builders to replace low levels of finished lot inventory and increased demand from consumers as a result of the federal housing tax credit program which expired on April 30, 2010; however, consumer confidence remains low. In first nine months 2010, average residential lot prices were negatively impacted by the higher mix of smaller lots principally due to the increased demand for lower priced homes as a result of the federal housing tax credit program.
     In third quarter and first nine months 2010, undeveloped land sales decreased due to current market conditions significantly influenced by low consumer confidence and alternate investment options to buyers in the marketplace. In first nine months 2010, revenue per acre sold increased principally as a result of selling 703 acres of land in the entitlement process in Georgia for about $8,200 per acre.
     Information about our real estate projects and our real estate ventures follows:

	Third Quarter-End
	2010	2009
Owned and consolidated ventures:
Entitled, developed and under development projects
Number of projects	54	54
Residential lots remaining	17,811	20,467
Commercial acres remaining	1,775	1,702
Undeveloped land and land in the entitlement process
Number of projects	18	19
Acres in entitlement process	29,670	30,430
Acres undeveloped (a)	179,736	201,384
Ventures accounted for using the equity method:
Ventures’ lot sales (for first nine months)
Lots sold	261	126
Average price per lot sold	$43,402	$65,165
Ventures’ entitled, developed and under development projects
Number of projects	22	21
Residential lots remaining	11,369	9,166
Commercial acres sold (for first nine months)	15	4
Average price per acre sold	$81,318	$196,996
Commercial acres remaining	829	645
Ventures’ undeveloped land and land in the entitlement process
Number of projects	—	2
Acres in entitlement process	—	1,080
Acres sold (for first nine months)	—	1
Average price per acre sold	$—	$10,000
Acres undeveloped	5,517	5,517

(a)	Includes 59,000 acres classified as assets held for sale.
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

Mineral Resources
     We own directly or through ventures about 607,000 net acres of oil and natural gas mineral interests. Our mineral resources segment revenues are principally derived from royalties and other lease revenues from our oil and natural gas mineral interests located principally in Texas, Louisiana, Georgia and Alabama. At third quarter-end 2010, we have about 88,000 net acres under lease and about 29,000 net acres held by production.
     A summary of our mineral resources results follows:

	Third Quarter		First Nine Months
	2010	2009	2010	2009
	(In thousands)
Revenues	$6,654	$18,828	$18,387	$31,767
Cost of sales	(223)	(221)	(852)	(499)
Operating expenses	(748)	(861)	(2,204)	(2,462)

	5,683	17,746	15,331	28,806
Equity in earnings of unconsolidated ventures	513	104	1,309	227

Segment earnings	$6,196	$17,850	$16,640	$29,033

     Cost of sales represents our share of oil and natural gas production severance taxes, which are calculated based on a percentage of oil and natural gas produced and costs related to our non-operating working interests. These costs were offset by a refund of $255,000 in first nine months 2009 related to well status changes approved by the Texas Railroad Commission.
     In third quarter 2010, operating expenses principally consist of $307,000 in employee compensation and benefits, $115,000 in professional services and $78,000 in property taxes. In third quarter 2009, operating expenses principally consist of $292,000 in employee compensation and benefits, $191,000 in professional services and $66,000 in property taxes.
     In first nine months 2010, operating expenses principally consist of $888,000 in employee compensation and benefits, $351,000 in professional services and $225,000 in property taxes. In first nine months 2009, operating expenses principally consist of $990,000 in employee compensation and benefits, $609,000 in professional services and $197,000 in property taxes. Professional services decreased $258,000 principally due to permanent staffing of our minerals organization.
     In third quarter and first nine months 2010, equity in earnings of unconsolidated ventures includes our share of royalty revenue from new wells that began producing from the Barnett Shale natural gas formation.
     Revenues from our owned and consolidated mineral interests consist of:

	Third Quarter		First Nine Months
	2010	2009	2010	2009
	(In thousands)
Royalties	$3,217	$2,575	$10,542	$8,454
Other lease revenues	3,437	16,253	7,845	23,313

Total revenues	$6,654	$18,828	$18,387	$31,767

     In first nine months 2010, royalty revenues from our owned and consolidated mineral interests increased as a result of higher oil prices and oil production partially offset by decreases in natural gas prices. Increased oil prices contributed $1,780,000 while production increases contributed $437,000. The production increase primarily relates to new oil wells commencing production in late 2009 and first nine months 2010.
     In third quarter 2010, other lease revenues include $2,549,000 in lease bonus payments as a result of leasing about 9,600 net mineral acres for an average of $266 per acre and $890,000 related to delay rental payments. In third quarter 2009, other lease revenues include $15,820,000 in lease bonus payments as a result of leasing almost 10,800 net mineral acres for an average of $1,465 per acre and $403,000 related to delay rental payments.
     In first nine months 2010, other lease revenues include $5,733,000 in lease bonus payments as a result of leasing over 11,700 net mineral acres for an average of $490 per acre and $2,084,000 related to delay rental payments. In first nine months 2009, other lease revenues include $20,857,000 in lease bonus payments as a result of leasing about 25,000 net mineral acres for an average of $831 per acre and $2,320,000 related to delay rental payments.

     Oil and natural gas produced and average unit prices related to our royalty interests follows:

	Third Quarter		First Nine Months
	2010	2009	2010	2009
Consolidated entities:
Oil production (barrels)	27,700	26,000	87,600	79,200
Average price per barrel	$71.41	$62.78	$72.53	$52.20
Natural gas production (millions of cubic feet)	298.5	281.4	946.0	947.4
Average price per thousand cubic feet	$4.15	$3.36	$4.43	$4.56
Our share of ventures accounted for using the equity method:
Natural gas production (millions of cubic feet)	138.1	1.7	345.6	21.0
Average price per thousand cubic feet	$4.02	$2.64	$4.25	$6.49
     Our share of ventures natural gas production increased as a result of additional wells that began producing from the Barnett Shale natural gas formation in late 2009 and first nine months 2010.
     In addition, we have water interests in about 1.6 million acres, including a 45 percent nonparticipating royalty interest in groundwater produced or withdrawn for commercial purposes or sold from approximately 1.4 million acres in Texas, Louisiana, Georgia and Alabama. We have not received any income from these interests.
Fiber Resources
     Our fiber resources segment focuses principally on the management of our timber holdings and recreational leases. We have over 205,000 acres of timber, primarily in Georgia, and about 18,000 acres of timber under lease. Our fiber resources segment revenues are principally derived from the sales of wood fiber from our land and leases of land for hunting and other recreational uses. We sold about 19,000 acres of undeveloped land in first nine months 2010 and over 110,000 acres in 2009 through our retail land sales program and our strategic initiatives. We are actively marketing an additional 59,000 acres classified as held for sale. As a result of the reduced acreage from executing these land sales, future segment revenues and earnings are anticipated to be lower.
     A summary of our fiber resources results follows:

	Third Quarter		First Nine Months
	2010	2009	2010	2009
	(In thousands)
Revenues	$2,220	$3,558	$6,185	$12,928
Cost of sales	(466)	(880)	(1,208)	(2,816)
Operating expenses	(502)	(600)	(1,694)	(2,020)

	1,252	2,078	3,283	8,092
Other operating income	120	2	617	187

Segment earnings	$1,372	$2,080	$3,900	$8,279

     In third quarter 2010, operating expenses principally consist of $224,000 in employee compensation and benefits and $116,000 in facility and long-term timber lease costs. In third quarter 2009, operating expenses principally consist of $297,000 in employee compensation and benefits and $120,000 in facility and long-term timber lease costs.
     In first nine months 2010, operating expenses principally consist of $909,000 in employee compensation and benefits, of which $197,000 related to employee severance costs, and $306,000 in facility and long-term timber lease costs. In first nine months 2009, operating expenses principally consist of $956,000 in employee compensation and benefits and $412,000 in facility and long-term timber lease costs.
     In first nine months 2010 and 2009, other operating income represents a gain from partial termination of a timber lease.
     Revenues consist of:

	Third Quarter		First Nine Months
	2010	2009	2010	2009
	(In thousands)
Fiber	$1,767	$3,140	$4,797	$11,301
Recreational leases and other	453	418	1,388	1,627

Total revenues	$2,220	$3,558	$6,185	$12,928

     Fiber sold consists of:

	Third Quarter		First Nine Months
	2010	2009	2010	2009
Pulpwood tons sold	116,900	216,200	295,600	666,800
Average pulpwood price per ton	$9.41	$8.85	$10.31	$8.27
Sawtimber tons sold	37,500	63,400	90,900	290,300
Average sawtimber price per ton	$17.79	$19.38	$19.23	$19.95
Total tons sold	154,400	279,600	386,500	957,100
Average price per ton	$11.45	$11.24	$12.41	$11.81
     In third quarter and first nine months 2010, total tons sold decreased due to reduction in volume as a result of selling about 130,000 acres of timberland in 2010 and 2009 and postponing harvest plans on acres classified as held for sale. The majority of our fiber sales were to Temple-Inland at market prices.
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
     In third quarter 2010, general and administrative expenses principally consist of $1,410,000 in employee compensation and benefits, $583,000 in professional services, $371,000 in depreciation expense, $301,000 in facility costs and $295,000 related to insurance costs. In third quarter 2009, general and administrative expenses principally consist of a $1,753,000 impairment charge related to our undivided 15 percent interest in corporate aircraft contributed to us by Temple-Inland at spin-off, $1,344,000 in employee compensation and benefits, $773,000 in professional services, $467,000 in depreciation expense, $346,000 related to insurance costs and $283,000 in facility costs.
     In first nine months 2010, general and administrative expenses principally consist of $4,145,000 in employee compensation and benefits, $2,665,000 in professional services, $1,113,000 in depreciation expense, $912,000 in facility costs and $936,000 related to insurance costs. In first nine months 2009, general and administrative expenses principally consist of $5,341,000 in professional services, of which about $3,200,000 was paid to outside advisors regarding an evaluation by our Board of Directors of an unsolicited shareholder proposal, $4,291,000 in employee compensation and benefits, $1,994,000 in impairment charges related to our undivided 15 percent interest in corporate aircraft contributed to us by Temple-Inland at spin-off, $1,348,000 in depreciation expense, $996,000 related to insurance costs and $854,000 in facility costs.
Income Taxes
     Our effective tax rate was 24 percent in third quarter 2010 and 33 percent in first nine months 2010 which includes a 4 percent benefit attributable to noncontrolling interests. Our effective tax rate was 35 percent in third quarter 2009 and 37 percent in first nine months 2009 which included less than a 1 percent benefit attributable to noncontrolling interests. Differences between the effective tax rate and the statutory rate are principally due to state income taxes, percentage depletion and nondeductible items. Our 2009 rate included a benefit from a federal income tax rate change for qualified timber gains due to the Food, Conservation and Energy Act of 2008 which expired in 2009.
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
     In first nine months 2010, net cash (used for) operating activities was ($13,701,000) as we funded a $10,000,000 loan to a third-party equity investor in the JW Marriott ® San Antonio Hill Country Resort & Spa and paid income taxes of $11,031,000. In first nine months 2009, net cash provided by operating activities was $156,109,000 as proceeds from the sale of about 95,000 acres of timber and timberland in Georgia and Alabama generated net cash proceeds of $153,851,000 and gain on sale of assets of $104,047,000. Expenditures for real estate development exceeded non-cash cost of sales due to our development of existing real estate projects, principally in the major markets of Texas. In first nine months 2009, we invested $18,593,000 in Cibolo Canyons, of which $16,202,000 was invested in the resort development. In first nine months 2009, we received $22,299,000 in reimbursements from utility and improvement districts, of which $20,270,000 was related to our Cibolo Canyons mixed-use development and was accounted for as a reduction of our investment. We paid estimated income taxes of $31,000,000 in first nine months 2009.
Cash Flows from Investing Activities
     Capital contributions to and capital distributions from unconsolidated ventures are classified as investing activities. In addition, proceeds from the sale of property and equipment, software costs and expenditures related to reforestation activities are also classified as investing activities.
     In first nine months 2010, net cash provided by investing activities was $3,572,000 principally due to net distributions from unconsolidated ventures of $3,252,000. We invested $2,282,000 in property, equipment, software and reforestation offset by $2,602,000 in proceeds related to the sale of our undivided interest in corporate aircraft. In first nine months 2009, net cash used for investing activities was ($5,562,000) and is principally related to investment in property, equipment and software. Net cash returned from our unconsolidated ventures provided $755,000.
Cash Flows from Financing Activities
     In first nine months 2010, net cash (used for) financing activities was ($6,439,000) as we repurchased 1,000,987 shares of our common stock for $15,178,000 and incurred $5,969,000 in bank fees primarily related to our amendment and extension of our senior credit facility, which was partially offset by a net increase in our debt of $14,147,000. In first nine months 2009, net cash used for financing activities was ($115,132,000) as we reduced our outstanding debt by $112,436,000 principally from the net proceeds generated from the sale of about 95,000 acres of timber and timberland in Georgia and Alabama in accordance with our near-term strategic initiatives.
Non-Cash Financial Information
     In first quarter 2010, our real estate assets decreased by $11,865,000, debt decreased by $13,207,000 and other liabilities increased by $1,342,000 due to lender foreclosure of a lien on a condominium property in Austin, Texas owned by a consolidated variable interest entity. The limited partnership has no other significant assets. The lien secured debt guaranteed by the unrelated general partner who managed day to day operations of the partnership. At third quarter-end 2010, the limited partnership has total assets of $12,000 and total liabilities of $3,089,000. The partnership liabilities will be settled as the partnership is liquidated.
     In third quarter 2010, we sold about 14,100 acres of timber and timberland in Georgia and Alabama for $22,621,000 to East Coast Trading Co., Inc. in two separate transactions. These transactions generated net proceeds of $22,030,000, resulting in recognition of a $15,441,000 gain and $5,200,000 of deferred income tax expense. At third quarter-end 2010, the net proceeds from these transactions are held by a qualified intermediary as we plan to reinvest these proceeds in qualifying real estate, thereby deferring the gain for tax purposes under Internal Revenue Code Section 1031. As a result, the net proceeds are classified as a receivable pending reinvestment. We have until November 13, 2010 to identify qualified replacement properties, and until March 28, 2011 to acquire the identified properties. If we are unable to identify and close on the replacement properties within the required time periods, we will not be able to defer the gain for tax purposes and all deferred taxes related to these transactions will become currently payable.
Liquidity, Contractual Obligations and Off-Balance Sheet Arrangements
     There have been no significant changes in our liquidity, contractual obligations or off-balance sheet arrangements since year-end 2009, except that in third quarter 2010, we entered into an amended and restated senior credit facility in order to consolidate previous amendments and to effect the following additional principal amendments to: extend the maturity date of the revolving loan to August 6, 2013 (with a one-year extension option to August 6, 2014) and of the term loan to August 6, 2015; reduce the revolving loan commitment to $175 million, subject to the ability to increase the aggregate facility by up to $150 million by securing additional commitments; eliminate any additional required commitment reductions during the term of the facility; reduce the interest coverage ratio from 1.75x to 1.05x; provide that during any period when the minimum interest coverage ratio falls below 1.50x, the interest rate on outstanding loans will increase by 2 percent and no new acquisitions, discretionary capital expenditures or distributions will be permitted; reduce the minimum value to commitment ratio from 1.75:1.00 to 1.60:1.00; and provide that if the interest coverage ratio does not exceed 3.0x, we may not repurchase our common stock. We incurred fees of about $5,700,000 related to this amendment.

     At third quarter-end 2010, our senior credit facility provides for a $125,000,000 term loan and a $175,000,000 revolving line of credit. The term loan includes a prepayment penalty for payments in excess of $25,000,000 prior to February 6, 2012. The revolving line of credit may be prepaid at any time without penalty. At third quarter-end 2010, we had $152,929,000 in net unused borrowing capacity under our senior credit facility.
     Our senior credit facility and other debt agreements contain terms, conditions and financial covenants customary for such agreements including minimum levels of interest coverage and limitations on leverage. At third quarter-end 2010, we were in compliance with the terms, conditions and financial covenants of these agreements. Based on our current operating projections, we believe that we will remain in compliance with our senior credit facility covenants in the future.
     The following table details our compliance with the financial covenants calculated as provided in the senior credit facility:

		Third
		Quarter-End
Financial Covenant	Requirement	2010
Interest Coverage Ratio (a)	≥ 1.05:1.0	2.43:1.0
Revenues/Capital Expenditures Ratio (b)	≥ 1.00:1.0	7.13:1.0
Total Leverage Ratio (c)	≤ 40%	20.7%
Net Worth (d)	> $409 million	$506 million
Collateral Value to Loan Commitment Ratio (e)	≥ 1.60:1.0	2.42:1.0

(a)	Calculated as EBITDA (earnings before interest, taxes, depreciation and amortization), plus non-cash compensation expense, plus other non-cash expenses, divided by interest expense excluding loan fees. This covenant is applied at the end of each quarter on a rolling four quarter basis.

(b)	Calculated as total gross revenues, plus our pro rata share of the operating revenues from unconsolidated ventures, divided by capital expenditures. Capital expenditures are defined as consolidated development and acquisition expenditures plus our pro rata share of unconsolidated ventures’ development and acquisition expenditures. This covenant is applied at the end of each quarter on a rolling four quarter basis.

(c)	Calculated as total funded debt divided by adjusted asset value. Total funded debt includes indebtedness for borrowed funds, secured liabilities and reimbursement obligations with respect to letters of credit or similar instruments. Adjusted asset value is defined as the sum of unrestricted cash and cash equivalents, timberlands, high value timberlands, raw entitled lands, entitled land under development, minerals business, other real estate owned at book value without regard to any indebtedness and our pro rata share of joint ventures’ book value without regard to any indebtedness. This covenant is applied at the end of each quarter.

(d)	Calculated as the amount by which consolidated total assets exceeds consolidated total liabilities. At third quarter-end 2010, the requirement is $409,000,000, computed as: $402,800,000, plus 85 percent of the aggregate net proceeds received by us from any equity offering, plus 75 percent of all positive net income, on a cumulative basis. This covenant is applied at the end of each quarter.

(e)	Calculated as the total collateral value of timberland, high value timberland and our minerals business, divided by total aggregate loan commitment. This covenant is applied at the end of each quarter.
     To make additional investments, acquisitions, or distributions, we must maintain available liquidity equal to the lesser of $35,000,000 or 10% of the aggregate commitments in place. At third quarter-end 2010, this requirement was $30,000,000 resulting in approximately $156,702,000 in available liquidity, which represents our unused borrowing capacity under our senior credit facility plus unrestricted cash and cash equivalents. The failure to maintain such minimum liquidity does not constitute a default or event of default of our senior credit facility.
     At third quarter-end 2010, we participate in three partnerships that have $72,414,000 of borrowings classified as current maturities. These partnerships have total assets of $54,753,000 and other liabilities of $10,792,000. These partnerships are managed by third parties who intend to extend or refinance these borrowings; however, there is no assurance that this can be done. Although these borrowings are guaranteed by third parties, we may under certain circumstances elect or be required to provide additional equity to these partnerships. We do not believe that the ultimate resolution of these matters will have a significant effect on our earnings or financial position. Our investment in these partnerships is $3,183,000 at third quarter-end 2010. These three partnerships are variable interest entities.

Cibolo Canyons — San Antonio, Texas
     Cibolo Canyons consists of the JW Marriott ® San Antonio Hill Country Resort & Spa development owned by third parties and a mixed-use development we own. We have about $88,539,000 invested in Cibolo Canyons at third quarter-end 2010.
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
     The amounts we collect under this agreement are dependent on several factors including the amount of revenues generated by and ad valorem taxes imposed on the resort and the amount of any applicable debt service incurred by the SPID. As a result, there is significant uncertainty as to the amount and timing of collections under this agreement. Until these uncertainties are clarified, amounts collected under the agreement will be accounted for as a reduction of our investment in the resort development. The resort began operations on January 22, 2010, and we expect to begin receiving collections by fourth quarter 2010.
     At third quarter-end 2010, we have $42,869,000 invested in the resort development.
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
Mixed-Use Development
     The mixed-use development we own consists of 2,100 acres planned to include about 1,400 residential lots and about 220 commercial acres designated for multifamily and retail uses, of which 625 lots and 64 commercial acres have been sold through third quarter-end 2010.
     In 2007, we entered into an agreement with the SPID providing for reimbursement of certain infrastructure costs related to the mixed-use development. Reimbursements are subject to review and approval by the SPID and unreimbursed amounts accrue interest at 9.75 percent. The SPID’s funding for reimbursements is principally derived from its ad valorem tax collections and bond proceeds collateralized by ad valorem taxes, less debt service on these bonds and annual administrative and public service expenses. Through third quarter-end 2010, we have submitted and received approval for reimbursement of about $57,322,000 of infrastructure costs and have received reimbursements totaling $20,270,000. At third quarter-end 2010, we have $37,052,000 in approved and pending reimbursements, excluding interest.
     Since the amount of each reimbursement is dependent on several factors, including timing of SPID approval and the SPID having an adequate tax base to generate funds that can be used to reimburse us, there is uncertainty as to the amount and timing of reimbursements under this agreement. We expect to recover our investment from lot and tract sales and reimbursement of approved infrastructure costs from the SPID. We have not recognized income from interest due, but not collected. As these uncertainties are clarified, we will modify our accounting accordingly.
     At third quarter-end 2010, we have $45,670,000 invested in the mixed-use development.
Critical Accounting Policies and Estimates
     There have been no significant changes in our critical accounting policies or estimates in first nine months 2010 from those disclosed in our 2009 Annual Report on Form 10-K.
Recent Accounting Standards
     Please read Note 2 to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

Statistical and Other Data
     A summary of our real estate projects in the entitlement process (a) at third quarter-end 2010 follows:

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

     A summary of activity within our projects in the development process, which includes entitled (a), developed and under development real estate projects, at third quarter-end 2010 follows:

					Residential Lots (c)		Commercial Acres (d)
					Lots Sold		Acres Sold
			Interest		Since	Lots	Since	Acres
Project	County	Market	Owned (b)		Inception	Remaining	Inception	Remaining
Projects we own
California
San Joaquin River	Contra Costa/ Sacramento	Oakland	100%		—	—	—	288
Colorado
Buffalo Highlands	Weld	Denver	100%		—	164	—	—
Johnstown Farms	Weld	Denver	100%		115	494	2	8
Pinery West	Douglas	Denver	100%		—	—	—	115
Stonebraker	Weld	Denver	100%		—	603	—	13
Westlake Highlands	Jefferson	Denver	100%		21	—	—	—
Texas
Arrowhead Ranch	Hays	Austin	100%		—	259	—	6
Caruth Lakes	Rockwall	Dallas/Fort Worth	100%		307	342	—	—
Cibolo Canyons	Bexar	San Antonio	100%		625	790	64	157
Harbor Lakes	Hood	Dallas/Fort Worth	100%		201	248	1	13
Hunter’s Crossing	Bastrop	Austin	100%		336	155	38	71
La Conterra	Williamson	Austin	100%		76	424	—	58
Maxwell Creek	Collin	Dallas/Fort Worth	100%		696	315	10	—
Oak Creek Estates	Comal	San Antonio	100%		68	579	13	—
The Colony	Bastrop	Austin	100%		412	734	22	31
The Gables at North Hill	Collin	Dallas/Fort Worth	100%		199	84	—	—
The Preserve at Pecan Creek	Denton	Dallas/Fort Worth	100%		306	512	—	9
The Ridge at Ribelin Ranch	Travis	Austin	100%		—	—	179	16
Westside at Buttercup Creek	Williamson	Austin	100%		1,313	201	66	—
Other projects (9)	Various	Various	100%		1,554	15	197	24
Georgia
Towne West	Bartow	Atlanta	100%		—	2,674	—	121
Other projects (13)	Various	Atlanta	100%		—	2,934	—	705
Missouri and Utah
Other projects (2)	Various	Various	100%		456	98	—	—

					6,685	11,625	592	1,635

Projects in entities we consolidate
Texas
City Park	Harris	Houston	75%		1,116	195	50	115
Lantana	Denton	Dallas/Fort Worth	55	% (e)	571	1,596	—	—
Light Farms	Collin	Dallas/Fort Worth	65%		—	2,868	—	—
Stoney Creek	Dallas	Dallas/Fort Worth	90%		95	659	—	—
Timber Creek	Collin	Dallas/Fort Worth	88%		—	614	—	—
Other projects (5)	Various	Various	Various		953	254	26	25

					2,735	6,186	76	140

Total owned and consolidated					9,420	17,811	668	1,775

Projects in ventures that we account for using the equity method
Georgia
Seven Hills	Paulding	Atlanta	50%		636	445	26	113
The Georgian	Paulding	Atlanta	38%		288	1,097	—	—
Other projects (4)	Various	Atlanta	Various		1,820	77	3	—
Texas
Bar C Ranch	Tarrant	Dallas/Fort Worth	50%		223	976	—	—
Entrada	Travis	Austin	50%		—	821	—	3
Fannin Farms West	Tarrant	Dallas/Fort Worth	50%		300	81	—	15
Harper’s Preserve	Montgomery	Houston	50%		—	1,722	—	72
Lantana	Denton	Dallas/Fort Worth	Various (e)		1,436	176	14	76
Long Meadow Farms	Fort Bend	Houston	19%		658	1,425	87	133
Southern Trails	Brazoria	Houston	40%		434	593	—	—
Stonewall Estates	Bexar	San Antonio	25%		254	125	—	—
Summer Creek Ranch	Tarrant	Dallas/Fort Worth	50%		796	1,772	—	363
Summer Lakes	Fort Bend	Houston	50%		332	791	56	—
Village Park	Collin	Dallas/Fort Worth	50%		356	211	3	2
Waterford Park	Fort Bend	Houston	50%		—	493	—	37
Other projects (2)	Various	Various	Various		296	228	—	15
Florida
Other projects (3)	Various	Tampa	Various		509	336	—	—

Total in ventures					8,338	11,369	189	829

Combined total					17,758	29,180	857	2,604

(a)	A project is deemed entitled when all major discretionary governmental land-use approvals have been received. Some projects may require additional permits and/or non-governmental authorizations for development.

(b)	Interest owned reflects our net equity interest in the project, whether owned directly or indirectly. There are some projects that have multiple ownership structures within them. Accordingly, portions of these projects may appear as owned, consolidated or accounted for using the equity method.

(c)	Lots are for the total project, regardless of our ownership interest. Lots remaining represent vacant developed lots, lots under development and future planned lots and are subject to change based on business plan revisions.

(d)	Commercial acres are for the total project, regardless of our ownership interest, and are net developable acres, which may be fewer than the gross acres available in the project.

(e)	The Lantana project consists of a series of 15 partnerships in which our voting interests range from 25 percent to 55 percent. We account for three of these partnerships using the equity method and we consolidate the remaining partnerships.
     A summary of our significant commercial and income producing properties at third quarter-end 2010 follows:

			Interest
Project	County	Market	Owned (a)	Type	Description
Radisson Hotel	Travis	Austin	100%	Hotel	413 guest rooms and suites
Palisades West	Travis	Austin	25%	Office	375,000 square feet
Las Brisas	Williamson	Austin	59%	Multifamily	414 unit luxury apartment

(a)	Interest owned reflects our net equity interest in the project, whether owned directly or indirectly.
     A summary of our oil and gas mineral interests (a) at third quarter-end 2010 follows:

			Held By
State	Unleased	Leased (b)	Production (c)	Total (d)
	(Net acres)
Texas	155,000	72,000	24,000	251,000
Louisiana	125,000	14,000	5,000	144,000
Georgia	170,000	—	—	170,000
Alabama	38,000	2,000	—	40,000
California	1,000	—	—	1,000
Indiana	1,000	—	—	1,000

	490,000	88,000	29,000	607,000

(a)	Includes ventures.

(b)	Includes leases in primary lease term or for which a delayed rental payment has been received.

(c)	Acres being held by production are producing oil or natural gas in paying quantities.

(d)	Texas, Louisiana, California and Indiana net acres are calculated as the gross number of surface acres multiplied by our percentage ownership of the mineral interest. Alabama and Georgia net acres are calculated as the gross number of surface acres multiplied by our estimated percentage ownership of the mineral interest based on county sampling. Excludes 463 net mineral acres located in Colorado.

     A summary of our Texas and Louisiana mineral acres (a) by county or parish at third quarter-end 2010 follows:

Texas		Louisiana
	Net		Net
County	Acres	Parish	Acres
Trinity	46,000	Beauregard	79,000
Angelina	42,000	Vernon	39,000
Houston	29,000	Calcasieu	17,000
Anderson	25,000	Allen	7,000
Cherokee	23,000	Rapides	1,000
Sabine	23,000	Other	1,000

Red River	15,000		144,000

Newton	13,000
San Augustine	13,000
Jasper	11,000
Other	11,000

	251,000

(a)	Includes ventures.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
     Our interest rate risk is principally related to our variable-rate debt. Interest rate changes impact earnings due to the resulting increase or decrease in the cost of our variable-rate debt, which is $214,135,000 at third quarter-end 2010 and $213,195,000 at year-end 2009. In 2009, our outstanding variable rate debt includes $100,000,000 notional amount interest rate swap, which matured on March 1, 2010.
     The following table illustrates the estimated effect on our pre-tax income of immediate, parallel, and sustained shifts in interest rates for the next 12 months on our variable-rate debt at third quarter-end 2010, with comparative year-end 2009 information. This estimate assumes that debt reductions from contractual payments will be replaced with short-term, variable-rate debt; however, that may not be the financing alternative we choose.

	Third
	Quarter-End	Year-End
Change in Interest Rates	2010	2009
	(In thousands)
+2%	$(4,162)	$(4,100)
+1%	(2,141)	(2,132)
-1%	2,141	2,132
-2%	4,283	4,264
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
     In third quarter 2010, there were no sales of unregistered securities.
     On February 11, 2009, we announced that our Board of Directors authorized the repurchase of up to 7,000,000 shares of our common stock. The following table provides information about the repurchase of our common stock in open-market transactions:

				Maximum
			Total Number	Number of
			of Shares	Shares That
			Purchased as	May Yet be
	Total	Average	Part of Publicly	Purchased
	Number of	Price	Announced	Under the
	Shares	Paid per	Plans or	Plans
Period	Purchased	Share	Programs	or Programs
Month 1 (7/1/2010 — 7/31/2010)	—	$—	—	7,000,000
Month 2 (8/1/2010 — 8/31/2010)	522,700	$14.50	522,700	6,477,300
Month 3 (9/1/2010 — 9/30/2010)	478,287	$15.89	478,287	5,999,013

Total	1,000,987	$15.16	1,000,987

     We have no repurchase plans or programs that expired during the period covered by the table above and no repurchase plans or programs that we intend to terminate prior to expiration or under which we no longer intend to make further purchases.

Item 3.	Defaults Upon Senior Securities
     None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information
     None.

Item 6.	Exhibits

10.1	Amended and Restated Revolving and Term Credit Agreement, dated as of August 6, 2010, by and among Forestar Group Inc., Forestar (USA) Real Estate Group Inc. and its wholly-owned subsidiaries signatory thereto, KeyBank National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2010).

31 .1*	Certification of Chief Executive Officer pursuant to Exchange Act rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31 .2*	Certification of Chief Financial Officer pursuant to Exchange Act rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 .1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32 .2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORESTAR GROUP INC.
Date: November 4, 2010	By:	/s/ Christopher L. Nines
Christopher L. Nines
Chief Financial Officer

	By:	/s/ Charles D. Jehl
Charles D. Jehl
Chief Accounting Officer