Form 10-K
period 2010-12-31
Forestar Group Inc.
filed 2011-03-02
CIK 1406587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing sales price of the Common Stock on the New York Stock Exchange on June 30, 2010, was approximately $544 million. For purposes of this computation, all officers, directors, and ten percent beneficial owners of the registrant (as indicated in Item 12) are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or ten percent beneficial owners are, in fact, affiliates of the registrant.

As of February 25, 2011, there were 35,420,348 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the Company’s definitive proxy statement for the 2011 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

i

PART I

Item 1.	Business.

Overview

Forestar Group Inc. is a real estate and natural resources company. We own directly or through ventures over 220,000 acres of real estate located in nine states and 12 markets and about 606,000 net acres of mineral interests. We have over 197,000 acres of timber on our real estate and about 18,000 acres of timber under lease. In 2010, we generated revenues of $101 million and net income of $5 million. Unless the context otherwise requires, references to “we,” “us,” “our” and “Forestar” mean Forestar Group Inc. and its consolidated subsidiaries. Unless otherwise indicated, information is presented as of December 31, 2010, and references to acreage owned include all acres owned by ventures regardless of our ownership interest in a venture.

We manage our operations through three business segments:

•	Real estate,

•	Mineral resources, and

•	Fiber resources.

A summary of business segment assets at year-end 2010 follows:

Our real estate segment provided 67 percent of our 2010 consolidated revenues. We secure entitlements and develop infrastructure, primarily for single-family residential and mixed-use communities. We own about 167,000 acres in a broad area around Atlanta, Georgia, with the balance located primarily in Texas. We invest in projects principally in our strategic growth corridors, regions across the southern half of the United States that possess key demographic and growth characteristics that we believe make them attractive for long-term real estate investment.

We have 18 real estate projects representing about 30,000 acres in the entitlement process, principally in Georgia. We also have 76 entitled, developed or under development projects in seven states and 11 markets encompassing over 16,000 remaining acres, comprised of land planned for over 27,000 residential lots and about 2,400 commercial acres, principally in the major markets of Texas. We own and manage projects both directly and through ventures. We sell land at any point within the value chain when additional time required for entitlement or investment in development will not meet our return criteria. In 2010, we sold over

5,800 acres of undeveloped land through our retail land sales program at an average price of about $3,500 per acre.

Our mineral resources segment provided 25 percent of our 2010 consolidated revenues. We promote the exploitation, exploration and development of oil and gas on our 606,000 net mineral acres. The four principal areas of ownership are Texas, Louisiana, Alabama and Georgia. The majority of our revenues are from oil and gas royalties from over 490 producing wells owned and operated by third parties in Texas and Louisiana and lease bonus payments. Historically, these operations require low capital investment and are low risk.

Our fiber resources segment provided 8 percent of our 2010 consolidated revenues. We sell wood fiber from our land, primarily in Georgia, and lease land for recreational uses. We have about 197,000 acres of timber on our land and about 18,000 acres of timber under lease.

Our real estate origins date back to the 1955 incorporation of Lumbermen’s Investment Corporation, which in 2006 changed its name to Forestar (USA) Real Estate Group Inc. We have a decades-long legacy of residential and commercial real estate development operations, primarily in Texas. Our mineral resources origins date back to the mid-1940s when we started leasing our oil and gas mineral interests to third-party exploration and production companies. In 2006, Temple-Inland Inc. began reporting Forestar Real Estate Group as a separate business segment. On December 28, 2007, Temple-Inland distributed all of the issued and outstanding shares of our common stock to its stockholders, which we will refer to in this Annual Report on Form 10-K as the “spin-off”.

Leveraging over 300 years of real estate, oil and gas, and other natural resources experience, we believe our management team brings extensive knowledge and expertise which better positions us to recognize and responsibly deliver the greatest value from every acre.

Strategy

Our strategy is:

•	Recognizing and responsibly delivering the greatest value from every acre; and

•	Growing through strategic and disciplined investments.

We are focused on delivering the greatest value from every acre through the entitlement and development of strategically-located residential and mixed-use communities. We secure entitlements by delivering thoughtful plans and balanced solutions that meet the needs of the communities where we operate. Moving land through the entitlement and development process creates significant real estate value. Residential development activities target lot sales to national and regional home builders who build quality products and have strong and effective marketing and sales programs. The lots we deliver in the majority of our communities are for mid-priced homes, predominantly in the first and second move-up categories. We also actively market and sell undeveloped land through our retail sales program. We may develop multifamily commercial tracts ourselves or for other commercial tracts we may either sell to or venture with developers that specialize in the construction and operation of income producing properties.

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

We are committed to disciplined investment in our business. Approximately 65 of our real estate projects were acquired in the open market, with the remainder coming from the entitlement efforts associated with our low basis lands principally located in and around Atlanta, Georgia. In 2010, we acquired a 401 unit, Class A multifamily property in Houston, Texas for $49,100,000.

Our portfolio of assets in combination with our strategy, management expertise, stewardship and reinvestment in our business, position Forestar to maximize and grow long-term value for shareholders.

Strategic Initiatives

In 2009, we announced our near-term strategic initiatives to enhance shareholder value by: generating significant cash flow, principally from the sale of about 175,000 acres of higher and better use timberland; reducing debt by approximately $150 million; and repurchasing up to 20 percent of our common stock.

In 2009, we sold about 95,000 acres of timber and timberland in Georgia and Alabama for approximately $159 million in two transactions generating combined net proceeds of $154 million, which were principally used to reduce debt and pay taxes. These transactions resulted in a combined gain on sale of assets of $104 million.

In 2010, we sold about 24,000 acres of timber and timberland in Georgia, Alabama and Texas for $39 million in seven transactions generating combined net proceeds of $38 million, which were principally used to reinvest in qualifying real estate under Internal Revenue Code (IRC) Section 1031. These transactions resulted in a combined gain on sale of assets of $29 million. In addition, in third quarter 2010, we repurchased 1,000,987 shares of our common stock at a cost of $15 million.

At year-end 2010, assets held for sale under these strategic initiatives includes about 55,000 acres of undeveloped land with a carrying value of $14 million and related timber with a carrying value of $7 million. Though we continue to actively market this land, market conditions for timberland have deteriorated since second quarter 2009 due to increased investor return requirements, limited availability of financing and alternate investment options for buyers in the marketplace. We are a disciplined seller, and as a result, additional time will be required to complete the sale of these assets.

2010 Highlights

In addition to the strategic initiative land sales described above, highlights during 2010 include:

•	Opening of the JW Marriott® San Antonio Hill Country Resort & Spa at Cibolo Canyons, entitling us to receive revenues related to hotel occupancy and sales taxes through 2034 from the 1,002 room hotel and golf resort;

•	Leasing over 16,900 net mineral acres to oil and natural gas companies for exploration and production activities;

•	Entitling two projects which include over 1,000 acres, representing over 2,500 planned residential lots and 75 commercial acres;

•	Acquiring a multifamily project in Houston, Texas with tax deferred IRC Section 1031 timberland sales proceeds and non-recourse borrowings;

•	Repurchasing over one million shares of our common stock; and

•	Acquiring a water resources company focused on providing sustainable volumes of ground water to central Texas and the Interstate-35 growth corridor.

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

We have real estate in nine states and 12 markets encompassing over 220,000 acres, including about 167,000 acres located in a broad area around Atlanta, Georgia, with the balance located primarily in Texas. Our development projects are principally located in the major markets of Texas.

Our strategy for creating value in our real estate segment is to move acres up the value chain by moving land located in growth corridors but not yet entitled, through the entitlement process, and into development. The chart below depicts our real estate value chain:

We have over 174,000 undeveloped acres located in the path of population growth. As markets grow and mature, we intend to secure the necessary entitlements, the timing for which varies depending upon the size, location, use and complexity of a project. We have almost 30,000 acres in the entitlement process, which includes obtaining zoning and access to water, sewer and roads. Additional entitlements, such as flexible land use provisions, annexation, and the creation of local financing districts generate additional value for our business and may provide us the right to reimbursement of major infrastructure costs. We have over 16,000 acres entitled, developed and under development, comprised of land planned for over 27,000 residential lots and about 2,400 commercial acres. We use return criteria, which include return on cost, internal rate of return, and cash multiple, when determining whether to invest initially or make additional investment in a project. When investment in development meets our return criteria, we will initiate the development process with subsequent sale of lots to homebuilders or, for commercial tracts, internal development, sale to or venture with commercial developers. We sell land at any point within the value chain when additional time required for entitlement or investment in development will not meet our return criteria. In 2010, we sold over 5,800 acres of undeveloped land through our retail land sales program at an average price of about $3,500 per acre.

A summary of our real estate projects in the entitlement process (a) at year-end 2010 follows:

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

We develop lots for single-family homes and may develop multifamily properties on our commercial tracts. In addition, we sell commercial tracts that are substantially ready for construction of buildings for retail, office, industrial or other commercial uses. We sell residential lots primarily to national and regional homebuilders and, to a lesser extent, local homebuilders. We have 76 entitled, developed or under development projects in seven states and 11 markets, principally in the major markets of Texas, encompassing over 16,000 remaining acres, comprised of land planned for over 27,000 residential lots and about 2,400 commercial acres. We focus our lot sales on the first and second move-up primary housing categories. First and second move-up segments are homes priced above entry-level products yet below the high-end and custom home segments. We reduced investment in real estate development in 2010 as we focused development on markets and products which continued to generate sales. We also actively market and sell undeveloped land through our retail sales program.

Commercial tracts are developed internally or sold to or ventured with commercial developers that specialize in the construction and operation of income producing properties, such as apartments, retail centers, or office buildings. We sell land designated for commercial use to national retailers and to regional and local commercial developers. We have about 2,400 acres of entitled land designated for commercial use.

One of our current significant mixed-use projects is Cibolo Canyons in the San Antonio market area. Cibolo Canyons is a 2,100 acre mixed-use development planned to include approximately 1,400 residential lots, of which 640 have been sold as of year-end 2010 at an average price of $65,000 per lot. The residential component is planned to include not only traditional single-family homes but also an active adult section and condominiums. Our commercial component is planned to include about 220 acres designated for multifamily and retail uses, of which 64 acres have been sold as of year-end 2010. Located at Cibolo Canyons is the JW Marriott® San Antonio Hill Country Resort & Spa, a 1,002 room destination resort and two PGA Tour® Tournament Players Club® (TPC) golf courses designed by Pete Dye and Greg Norman. The resort hotel began operations on January 22, 2010. We have the right to receive from a legislatively created special purpose improvement district (SPID) 9 percent of hotel occupancy revenues and 1.5 percent of other resort sales revenues collected as taxes by the SPID through 2034 and to reimbursement of certain infrastructure costs related to the mixed-use development.

A summary of activity within our projects in the development process, which includes entitled (a), developed and under development real estate projects, at year-end 2010 follows:

					Residential Lots(c)		Commercial Acres(d)
					Lots Sold		Acres Sold
			Interest		Since	Lots	Since	Acres
Project	County	Market	Owned(b)		Inception	Remaining	Inception	Remaining

Projects we own
California
San Joaquin River	Contra Costa/Sacramento	Oakland	100%		—	—	—	288
Colorado
Buffalo Highlands	Weld	Denver	100%		—	164	—	—
Johnstown Farms	Weld	Denver	100%		115	494	2	8
Pinery West	Douglas	Denver	100%		—	—	—	115
Stonebraker	Weld	Denver	100%		—	603	—	13
Westlake Highlands	Jefferson	Denver	100%		21	—	—	—
Texas
Arrowhead Ranch	Hays	Austin	100%		—	259	—	6
Caruth Lakes	Rockwall	Dallas/Fort Worth	100%		310	339	—	—
Cibolo Canyons	Bexar	San Antonio	100%		640	775	64	157
Harbor Lakes	Hood	Dallas/Fort Worth	100%		201	248	2	12
Hunter’s Crossing	Bastrop	Austin	100%		340	150	38	71
La Conterra	Williamson	Austin	100%		76	424	—	58
Maxwell Creek	Collin	Dallas/Fort Worth	100%		700	299	10	—
Oak Creek Estates	Comal	San Antonio	100%		69	578	13	—
The Colony	Bastrop	Austin	100%		412	734	22	31
The Gables at North Hill	Collin	Dallas/Fort Worth	100%		199	84	—	—
The Preserve at Pecan Creek	Denton	Dallas/Fort Worth	100%		306	512	—	9
The Ridge at Ribelin Ranch	Travis	Austin	100%		—	—	179	16
Westside at Buttercup Creek	Williamson	Austin	100%		1,318	196	66	—
Other projects (9)	Various	Various	100%		1,554	18	197	24
Georgia
Towne West	Bartow	Atlanta	100%		—	2,674	—	121
Other projects (13)	Various	Atlanta	100%		—	2,934	—	705
Missouri and Utah
Other projects (2)	Various	Various	100%		458	96	—	—

					6,719	11,581	593	1,634

Projects in entities we consolidate
Texas
City Park	Harris	Houston	75%		1,134	177	50	115
Lantana	Denton	Dallas/Fort Worth	55%	(e)	593	1,639	—	—
Light Farms	Collin	Dallas/Fort Worth	65%		—	2,868	—	—
Stoney Creek	Dallas	Dallas/Fort Worth	90%		107	647	—	—
Timber Creek	Collin	Dallas/Fort Worth	88%		—	614	—	—
Other projects (5)	Various	Various	Various		953	254	26	25

					2,787	6,199	76	140

Total owned and consolidated					9,506	17,780	669	1,774

Projects in ventures that we account for using the equity method
Georgia
Seven Hills	Paulding	Atlanta	50%		636	445	26	113
The Georgian	Paulding	Atlanta	38%		288	1,097	—	—
Other projects (4)	Various	Atlanta	Various		1,820	77	3	—
Texas
Bar C Ranch	Tarrant	Dallas/Fort Worth	50%		232	967	—	—
Entrada	Travis	Austin	50%		—	821	—	3
Fannin Farms West	Tarrant	Dallas/Fort Worth	50%		309	72	—	15
Harper’s Preserve	Montgomery	Houston	50%		—	1,722	—	72
Lantana	Denton	Dallas/Fort Worth	Various	(e)	1,436	116	14	76
Long Meadow Farms	Fort Bend	Houston	19%		693	1,390	87	133
Southern Trails	Brazoria	Houston	40%		452	575	—	—
Stonewall Estates	Bexar	San Antonio	25%		261	121	—	—
Summer Creek Ranch	Tarrant	Dallas/Fort Worth	50%		796	478	—	71
Summer Lakes	Fort Bend	Houston	50%		345	778	56	—
Village Park	Collin	Dallas/Fort Worth	50%		356	211	3	2
Waterford Park	Fort Bend	Houston	50%		—	210	—	90
Other projects (2)	Various	Various	Various		296	228	—	15
Florida
Other projects (3)	Various	Tampa	Various		519	326	—	—

Total in ventures					8,439	9,634	189	590

Combined total					17,945	27,414	858	2,364

(a)	A project is deemed entitled when all major discretionary governmental land-use approvals have been received. Some projects may require additional permits and/or non-governmental authorizations for development.

(b)	Interest owned reflects our net equity interest in the project, whether owned directly or indirectly. There are some projects that have multiple ownership structures within them. Accordingly, portions of these projects may appear as owned, consolidated or accounted for using the equity method.

(c)	Lots are for the total project, regardless of our ownership interest. Lots remaining represent vacant developed lots, lots under development and future planned lots and are subject to change based on business plan revisions.

(d)	Commercial acres are for the total project, regardless of our ownership interest, and are net developable acres, which may be fewer than the gross acres available in the project.

(e)	The Lantana project consists of a series of 18 partnerships in which our voting interests range from 25 percent to 55 percent. We account for three of these partnerships using the equity method and we consolidate the remaining partnerships.

A summary of our significant commercial and income producing properties at year-end 2010 follows:

			Interest
Project	County	Market	Owned(a)	Type	Description

Broadstone Memorial	Harris	Houston	100%	Multifamily	401 unit luxury apartment
Radisson Hotel	Travis	Austin	100%	Hotel	413 guest rooms and suites
Palisades West	Travis	Austin	25%	Office	375,000 square feet
Las Brisas	Williamson	Austin	59%	Multifamily	414 unit luxury apartment

(a)	Interest owned reflects our net equity interest in the project, whether owned directly or indirectly.

Markets

Current U.S. market conditions in the single-family residential industry continue to be difficult, characterized by depressed sales volumes and prices, increased foreclosures, high unemployment rates and low consumer confidence. While all markets are being negatively affected by overall poor economic conditions, not all geographic areas and products have been affected to the same extent or with equal severity. These difficult market conditions may continue throughout 2011.

We target investments primarily in markets within our strategic growth corridors, which we define as areas possessing favorable growth characteristics for population, employment and household formation. These markets are generally located across the southern half of the U.S., and we believe they represent attractive long-term real estate investment opportunities. Demand for residential lots, single-family housing, and commercial land is substantially influenced by these growth characteristics, as well as by immigration and in-migration. Currently, most of our development projects are located within the major markets of Texas.

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

The land acquisition and development business is highly fragmented, and we are unaware of any meaningful concentration of market share by any one competitor. Enterprises of varying sizes, from individuals or small companies to large corporations, actively engage in the real estate development business. Many competitors are local, privately-owned companies. We have a few regional competitors and virtually no national competitors other than national homebuilders that, depending on business cycles and market conditions, may enter or exit the real estate development business in some locations to develop lots on which they construct and sell homes. There are very few national homebuilders currently developing lots. During periods when access to capital is restricted, participants with weaker financial conditions tend to be less active. We believe the current environment is one where participants with stronger financial conditions will have a competitive advantage and where fewer participants will be active.

Mineral Resources

We lease our mineral interests to third parties for the exploration and production of oil and gas, principally in Texas and Louisiana. When we lease our mineral interests, we may negotiate a lease bonus payment and retain a royalty interest and may take an additional participation in production, including a non-operating working interest. Non-operating working interests refer to well interests in which we pay a share of the costs to drill, complete and operate a well and receive a proportionate share of the production revenues. We are not an operator with respect to any of the oil and gas activities on our properties.

Our royalty revenues are contractually defined and based on a percentage of production and are received in cash. Our royalty revenues fluctuate based on changes in the market prices for oil and gas, the inevitable decline in production in existing wells, and other factors affecting the third-party oil and gas exploration and production companies including the cost of development and production.

Products

We own mineral interests on approximately 606,000 net acres principally in Texas, Louisiana, Georgia and Alabama. All our oil and gas mineral interests are located in the United States. Our minerals revenue is primarily from lease bonus payments, delay rentals, oil and gas royalty interests, non-operating working interests and other related activities. We engage in leasing certain portions of these oil and gas mineral interests to third parties for the exploration and production of oil and gas, and we are increasingly leveraging our mineral interests to participate in wells drilled on or near our mineral acreage.

Our strategy for maximizing value from our mineral interests is to move acres up the minerals value chain by increasing the net acreage leased, the lease bonus amount per acre and the size of retained royalty interests. Additionally, we may participate in non-operating working interests in the drilling, completion and production of oil and gas on or nearby our mineral interests. The chart below depicts our minerals value chain.

Of our 606,000 net acres of mineral interests, about 488,000 net acres are available for lease. We have about 118,000 net acres leased for exploration activities, of which about 30,000 net acres are held by production from over 490 oil and gas wells that are owned and operated by others.

Our principal areas of ownership follow:

East Texas and Gulf Coast Basins

We have about 251,000 net mineral acres in East Texas and about 144,000 net mineral acres in Louisiana located within the East Texas and Gulf Coast Basins. These basins contain numerous oil and gas producing formations consisting of conventional, unconventional, and tight sand reservoirs. Of these reservoirs, we have mineral interests in and around production trends in the Wilcox, Frio, Cockfield, James Lime, Pettet, Travis Peak, Cotton Valley, Austin Chalk, Haynesville Shale, and Bossier formations.

Fort Worth Basin

We have about 1,000 net mineral acres in the Fort Worth Basin. This basin contains numerous oil and gas producing formations consisting of conventional, unconventional, and tight sand reservoirs. Of these reservoirs, we have mineral interests in and around the Barnett Shale.

Alabama & Georgia

We have about 40,000 net mineral acres in Alabama and about 168,000 net mineral acres in Georgia. These areas have historically had very little oil and gas exploration activity, although since 2006 there has been activity in the Floyd and Conesuega Shales in and around our mineral interests.

A summary of our mineral acres (a) at year-end 2010 follows:

			Held By
State	Unleased	Leased(b)	Production(c)	Total(d)
	(Net acres)

Texas	157,000	70,000	25,000	252,000
Louisiana	121,000	18,000	5,000	144,000
Georgia	168,000	—	—	168,000
Alabama	40,000	—	—	40,000
California	1,000	—	—	1,000
Indiana	1,000	—	—	1,000

	488,000	88,000	30,000	606,000

(a)	Includes ventures.

(b)	Includes leases in primary lease term or for which a delayed rental payment has been received.

(c)	Acres being held by production are producing oil or natural gas in paying quantities.

(d)	Texas, Louisiana, California and Indiana net acres are calculated as the gross number of surface acres multiplied by our percentage ownership of the mineral interest. Alabama and Georgia net acres are calculated as the gross number of surface acres multiplied by our estimated percentage ownership of the mineral interest based on county sampling. Excludes 463 net mineral acres located in Colorado including 382 acres leased and 26 acres held by production.

A summary of our Texas and Louisiana mineral acres (a) by county or parish at year-end 2010 follows:

Texas		Louisiana(b)
County	Net Acres	Parish	Net Acres

Trinity	46,000	Beauregard	79,000
Angelina	42,000	Vernon	39,000
Houston	29,000	Calcasieu	17,000
Anderson	25,000	Allen	7,000
Cherokee	24,000	Rapides	1,000
Sabine	23,000	Other	1,000

Red River	14,000		144,000

Newton	13,000
San Augustine	13,000
Jasper	12,000
Other	11,000

	252,000

(a)	Includes ventures.

(b)	A significant portion of our Louisiana net mineral acres were severed from the surface estate shortly before our spin-off. Under Louisiana law, portions of our net mineral acres that are not producing minerals upon the tenth anniversary of severance from the surface estate will revert back to the surface estate owner.

Leasing mineral acres for exploration and production creates significant value because we may negotiate a lease bonus payment and retain a royalty interest in all revenues generated by the lessee from oil and gas production. The significant terms of these arrangements include granting the exploration company the rights to oil or gas it may find and requiring that drilling be commenced within a specified period. In return, we may receive an initial payment (bonus), subsequent payments if drilling has not started within the specified period (delay rentals), and a percentage interest in the value of any oil or gas produced (royalties). If no oil or gas is produced during the required period, all rights are returned to us. Our capital requirements are minimal and primarily consist of acquisition costs allocated to mineral interests and administrative costs.

Most leases are for a three-year term although a portion or all of a lease may be extended by the lessee as long as actual production is occurring. Financial terms vary based on a number of market factors including the location of the mineral interest, the number of acres subject to the agreement, our mineral interest, proximity to transportation facilities such as pipelines, depth of formations to be drilled and risk. From our retained royalty interests in production sold by third-party exploration and production companies, we received an average net price per barrel of oil of $73.09 in 2010, $56.85 in 2009 and $106.66 in 2008 and per thousand cubic feet of gas of $4.26 in 2010, $4.10 in 2009 and $8.76 in 2008.

We have water interests in about 1.6 million acres which includes a 45 percent nonparticipating royalty interest in groundwater produced or withdrawn for commercial purposes or sold from approximately 1.4 million acres in Texas, Louisiana, Georgia and Alabama, and about 17,800 acres of ground water leases in central Texas acquired in 2010. We have not received significant income from these interests.

Proved Developed Reserves

In December 2009, we adopted revised oil and gas reserve estimation and disclosure requirements to conform to the U.S. Securities and Exchange Commission (SEC) “Modernization of Oil and Gas Reporting” rules, which were issued in December 2008. The rules require disclosure of proved reserves using the twelve-month average beginning-of-month price for the year, rather than year-end prices. These same twelve month average prices are also used in calculating the amount of (and changes in) future net cash inflows related to the standardized measure of discounted future net cash flows.

Our net proved developed oil and natural gas reserves as of year-end 2010, 2009 and 2008, all of which are located in the United States, have been estimated by Netherland, Sewell & Associates, Inc. (NSAI) in accordance with the definitions and guidelines of the SEC. This reserve information does not include estimates of reserves and future cash flows associated with proved undeveloped reserves or any potential value related to our over 576,000 undeveloped net mineral acres because we are solely royalty and non-operating working interest owners and as a result we do not determine whether or when undeveloped reserves will be converted to developed reserves. The third-party operators to which we lease our mineral interests do not provide us with their adopted development plans related to our royalty interests.

Net quantities of proved developed oil and natural gas reserves, principally located in the East Texas, Gulf Coast and Fort Worth Basins, related to our royalty and non-operating working interests follows:

	Net Reserves
	Oil	Natural Gas
	(Barrels)	(Mcf)
	(In thousands)

Consolidated entities:
Year-end 2010	609	6,659
Year-end 2009	580	6,660
Year-end 2008	457	7,538
Our share of ventures accounted for using the equity method:
Year-end 2010	—	3,871
Year-end 2009	—	2,508
Year-end 2008	—	125
Total consolidated and our share of equity method ventures:
Year-end 2010	609	10,530
Year-end 2009	580	9,168
Year-end 2008	457	7,663

We do not have any estimated reserves of synthetic oil, synthetic natural gas or products of other non-renewable natural resources that are intended to be upgraded into synthetic oil and gas.

Reserve estimates were based on the economic and operating conditions existing at year-end 2010, 2009 and 2008. For 2010 and 2009, oil prices are based on a twelve month average price of $75.96 and $57.65 per barrel of West Texas Intermediate Crude and natural gas prices are based on a twelve month average price of $4.38 and $3.87 per MMBTU per the Henry Hub spot market. For 2008, oil prices are based on a year-end 2008, West Texas Intermediate posted price of $41.00 per barrel and natural gas prices are based on a year-end 2008, Henry Hub spot market price of $5.71 per MMBTU. All prices were adjusted for quality, transportation fees and regional price differentials. Since the determination and valuation of proved developed reserves is a function of the interpretation of engineering and geologic data and prices for oil and natural gas and the cost to produce these reserves, the reserves presented should be expected to change as future information becomes available. For an estimate of the standardized measure of discounted future net cash flows from proved developed oil and natural gas reserves, see Note 22 — Supplemental Oil and Gas Disclosures (Unaudited) to our consolidated financial statements included in this Annual Report on Form 10-K.

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

Production

Oil and natural gas produced and average unit prices related to our royalty and non-operating working interests follows:

	For the Year
	2010	2009	2008

Consolidated entities:
Oil production (barrels)	115,400	107,200	87,900
Average price per barrel	$73.09	$56.85	$106.66
Natural gas production (millions of cubic feet)	1,223.6	1,411.6	1,363.4
Average price per thousand cubic feet	$4.32	$4.12	$8.76
Our share of ventures accounted for using the equity method:
Natural gas production (millions of cubic feet)	572.8	82.1	—
Average price per thousand cubic feet	$4.12	$3.80	$—
Total consolidated and our share of equity method ventures:
Oil production (barrels)	115,400	107,200	87,900
Average price per barrel	$73.09	$56.85	$106.66
Natural gas production (millions of cubic feet)	1,796.4	1,493.7	1,363.4
Average price per thousand cubic feet	$4.26	$4.10	$8.76

At year-end 2010, production lifting costs, which exclude ad valorem and severance taxes, were $1.29 per Mcfe (thousand cubic feet equivalent) related to six wells in which we have a non-operating working interest. At year-end 2009, production lifting costs were $1.14 per Mcfe related to six wells in which we have a non-operating working interest. In 2008, this information was not available to us.

Drilling and Other Exploratory and Development Activities; Present Activities

We did not drill any wells or conduct any other exploratory or development activities in 2010, 2009 or 2008, and we are not presently conducting any such activities. In 2010, third-party oil and gas operators to whom we have leased our minerals drilled seven exploratory wells and 16 productive development wells within units where we own mineral interests. In 2009, third-party oil and gas operators to whom we have leased our minerals drilled seven exploratory wells and 24 productive development wells within units where we own mineral interests. At year-end 2010, there were no wells being drilled by third-party oil and gas operators on units where we own an interest; however, there were two wells that were in some stage of the completion process requiring additional activities prior to generating sales.

Delivery Commitments

We have no oil or natural gas delivery commitments.

Wells and Acreage

The number of wells owned and operated by third parties to whom we have leased our minerals, as of year-end 2010, 2009 and 2008, follows:

	Wells(a)
	Oil	Natural Gas	Total

Consolidated entities:
Year-end 2010	262	209	471
Year-end 2009	262	194	456
Year-end 2008	257	181	438
Ventures accounted for using the equity method:
Year-end 2010	—	23	23
Year-end 2009	—	16	16
Year-end 2008	—	1	1
Total consolidated and equity method ventures:
Year-end 2010	262	232	494
Year-end 2009	262	210	472
Year-end 2008	257	182	439

(a)	We have royalty interests in all wells at year-end 2010, 2009 and 2008. We also have non-operating working interests in six of these wells at year-end 2010 and 2009 and in three of these wells at year-end 2008. Total net wells from our royalty interests are 43, 41 and 38 at year-end 2010, 2009 and 2008. Net wells from our non-operating working interests are not significant.

We did not have any wells with production of synthetic oil, synthetic natural gas or products of other non-renewable natural resources that are intended to be upgraded into synthetic oil and gas as of year-end 2010, 2009 or 2008. We do not have any plugging liabilities as a royalty interest owner, and we believe any liability as a non-operating working interest owner is not significant.

At year-end 2010, our proved developed acreage includes 30,000 net mineral acres in which we have royalty interests. In addition, we have over 576,000 net undeveloped mineral acres of which 88,000 net acres are leased to third parties for oil and gas exploration and development.

Markets

Oil and gas revenues are influenced by the prices of these commodities as determined by both regional and global markets. Mineral leasing activity is influenced by the location of our mineral interests relative to existing or projected oil and gas reserves and by the proximity of successful extractive efforts to our mineral interests.

Competition

In locations where our mineral interests are close to producing wells and proven reserves, other parties will compete to lease our mineral interests. Conversely, where our mineral interests are close to areas where reserves have not been discovered, we may receive nominal interest in leasing our minerals. When oil and natural gas prices are higher, we are likely to receive greater interest in leasing our minerals close to producing areas because the economics will support more exploration and extraction activities. Portions of our Texas and Louisiana minerals are proximate to producing wells and proven reserves.

We have little competition from others related to our leasing activities and resulting non-operating working interests. These wells historically have been drilled on or near our owned mineral interests, which allow us to achieve favorable terms from the oil and natural gas operators.

Fiber Resources

We sell wood fiber from portions of our land, primarily in Georgia, and lease land for recreational uses.

Products

We have over 197,000 acres of timber on our lands and about 18,000 acres of timber under lease. In 2010, we sold at market prices, primarily to Temple-Inland, over 537,000 tons of timber from our lands. We manage our timberland in accordance with the Sustainable Forestry Initiative® program of Sustainable Forestry Initiative, Inc. At year-end 2010, about 198,000 acres of our land, primarily in Georgia, are leased for recreational purposes. Most recreational leases are for a one-year term but may be terminated by us on 30 days’ notice to the lessee. These leases do not inhibit our ability to harvest timber.

Fiber sales volumes and recreational leasing has decreased due to the sale of over 140,000 acres of timberland in 2010 and 2009.

Information about our principal timber products follows:

	For the Year
	2010	2009	2008

Pulpwood tons sold	392,900	810,100	917,000
Average pulpwood price per ton	$9.93	$8.53	$8.52
Sawtimber tons sold	144,300	331,300	162,900
Average sawtimber price per ton	$17.94	$19.82	$19.51
Total tons sold	537,200	1,141,400	1,079,900
Average price per ton	$12.08	$11.81	$10.17

Information about our recreational leases follows:

	For the Year
	2010	2009	2008

Average recreational acres leased	208,100	249,200	287,200
Average price per leased acre	$8.32	$8.25	$7.44

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

Competition

We face significant competition from other landowners for the sale of our wood fiber. Some of these competitors own similar timber assets that are located in the same or nearby markets. However, due to its weight, the cost for transporting wood fiber long distances is significant, resulting in a competitive advantage for timber that is located reasonably close to paper and building products manufacturing facilities. A significant portion of our wood fiber is reasonably close to such facilities so we expect continued demand for our wood fiber.

Employees

We have 92 employees. None of our employees participate in collective bargaining arrangements. We believe we have a good relationship with our employees.

Environmental Regulations

Our operations are subject to federal, state and local laws, regulations and ordinances relating to protection of public health and the environment. These changes may adversely affect our ability to harvest and sell timber, develop minerals, remediate contaminated properties or develop real estate. These laws and regulations may relate to, among other things, the protection of timberlands, endangered species, timber harvesting practices, protection and restoration of natural resources, air and water quality, and remedial standards for contaminated property and groundwater. Additionally, these laws may impose liability on property owners or operators for the costs of removal or remediation of hazardous or toxic substances on real property, without regard to whether the owner or operator knew, or was responsible for, the presence of the hazardous or toxic substances. The presence of, or the failure to properly remediate, such substances may adversely affect the value of a property, as well as our ability to sell the property or to borrow funds using that property as collateral or the ability to produce oil and gas from that property. Environmental claims generally would not be covered by our insurance programs.

The particular environmental laws that apply to any given real estate development site vary according to the site’s location, its environmental condition, and the present and former uses of the site and adjoining properties. Environmental laws and conditions may result in delays, may cause us to incur substantial compliance or other costs and can prohibit or severely restrict development activity or mineral production in environmentally sensitive regions or areas, which could negatively affect our results of operations.

We own approximately 288 acres in several parcels in or near Antioch, California, portions of which were sites of a Temple-Inland paper manufacturing operation that are in remediation. The remediation is being conducted voluntarily with oversight by the California Department of Toxic Substances Control, or DTSC. The DTSC issued Certificates of Completion for approximately 180 acres in 2006. We estimate the remaining cost to complete remediation activities will be about $2.5 million.

Oil and natural gas operations are subject to numerous federal, state and local laws and regulations controlling the generation, use, storage and discharge of materials into the environment or otherwise relating to the protection of the environment. We participate in wells as a royalty interest owner, and also as a non-operating working interest owner in six wells. We are not an operator with respect to any of the oil and natural gas activities on our properties. Well operators are responsible for compliance with oil and natural gas laws and regulations, which include requiring the operator of oil and natural gas properties to possess permits for the drilling and development of wells, post bonds in connection with various types of activities, and file reports concerning operations.

On December 15, 2009, the Environmental Protection Agency (EPA) finalized its “Endangerment Finding,” an official finding that emissions of carbon dioxide, methane and other greenhouse gases (GHGs) present an endangerment to human health and the environment because emissions of such gases are, according to EPA, contributing to warming of the Earth’s atmosphere and other climatic changes. On November 30, 2010, the EPA issued a final rule requiring reporting of GHG emissions from the oil and gas industry. The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of GHGs from, oil and gas operations could increase costs or could adversely affect demand for the oil and gas produced from our lands. In addition, although various climate change legislative measures have been under consideration by the U.S. Congress, it is not possible at this time to predict whether or when Congress may act on climate change legislation.

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

Available Information

From our Internet website, http://www.forestargroup.com, you may obtain additional information about us including:

•	our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, including amendments to these reports, and other documents as soon as reasonably practicable after we file them with the Securities and Exchange Commission;

•	beneficial ownership reports filed by officers, directors, and principal security holders under Section 16(a) of the Securities Exchange Act of 1934, as amended (or the “Exchange Act”); and

•	corporate governance information that includes our:

•	corporate governance guidelines,

•	audit committee charter,

•	management development and executive compensation committee charter,

•	nominating and governance committee charter,

•	standards of business conduct and ethics,

•	code of ethics for senior financial officers, and

•	information on how to communicate directly with our board of directors.

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

Financial Information

Our results of operations, including information regarding our principal business segments, are shown in the Consolidated Financial Statements and the notes thereto beginning on page F-1 to this Annual Report on Form 10-K.

Executive Officers

The names, ages and titles of our executive officers are:

Name	Age	Position

James M. DeCosmo	52	President and Chief Executive Officer
Christopher L. Nines	39	Chief Financial Officer
Craig A. Knight	63	Chief Real Estate Officer
Flavious J. Smith, Jr.	52	Executive Vice President
Phillip J. Weber	50	Executive Vice President
Charles T. Etheredge, Jr.	47	Executive Vice President
David M. Grimm	50	Chief Administrative Officer, General Counsel and Secretary
Charles D. Jehl	42	Chief Accounting Officer

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

Flavious J. Smith, Jr. has served as our Executive Vice President since 2008. He served as Division Land Manager for EOG Resources, Inc. from 2005 to 2008. He owned and operated Flavious Smith Petroleum Properties, an independent oil and gas operator, from 1989 to 2005, and previously held various leadership positions with several oil and gas and energy-related companies.

Phillip J. Weber has served as our Executive Vice President since October 2009. He served the Federal National Mortgage Association (Fannie Mae) as Senior Vice President — Multifamily from 2006 to October 2009, as Chief of Staff to the CEO from 2004 to 2006, and in other management roles prior to 2004.

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

Risks Related to our Real Estate Operations

A continued decrease in demand for new housing in the markets where we operate could decrease our profitability.

The residential development industry is cyclical and is significantly affected by changes in general and local economic conditions, such as employment levels, availability of financing for home buyers, interest rates, consumer confidence and housing demand. Adverse changes in these conditions generally, or in the markets where we operate, could decrease demand for lots for new homes in these areas. The current market conditions include a general over-supply of housing, decreased sales volumes for both new and existing homes, and flat or declining home prices. There also has been significant tightening of mortgage credit standards, decreasing the availability of mortgage loans to acquire new and existing homes. A further decline in housing demand could negatively affect our real estate development activities, which could result in a decrease in our revenues and earnings.

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

We are also involved in strategic alliances or venture relationships as part of our overall strategy for particular developments or regions. These venture partners may bring development experience, industry expertise, financing capabilities, and local credibility or other competitive attributes. Strategic partners, however, may have economic or business interests or goals that are inconsistent with ours or that are influenced by factors unrelated to our business. We may also be subject to adverse business consequences if the market reputation or financial condition of a strategic partner deteriorates.

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

Our partners’ inability to fund their capital commitments and otherwise fulfill their operating and financial obligations related to a venture could have an adverse effect on the venture and us.

When we enter into a venture, we may rely on our venture partner to fund its share of capital commitments to the venture and to otherwise fulfill its operating and financial obligations. Failure of a venture partner to timely satisfy its funding or other obligations to the venture could require us to elect whether to increase our financial or other operating support of the venture in order to preserve our investment, which may reduce our returns or cause us to incur losses, or to not fund such obligations, which may subject the venture and us to adverse consequences.

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

Risks Related to our Mineral Resources Operations

We have limited control over the activities on properties we do not operate.

The properties in which we have an interest are operated by other companies and involve third-party working interest owners. As a result, we have limited ability to influence or control the operation or future development of such properties, including compliance with environmental, safety and other regulations, or the amount of capital expenditures that we will be required to fund with respect to such properties. Moreover, we are dependent on the other working interest owners of such projects to fund their contractual share of the capital expenditures of such projects. These limitations and our dependence on the operator and other working interest owners for these projects could cause us to incur unexpected future costs and materially and adversely affect our financial condition and results of operations.

In addition, operators determine when and where to drill wells and we have no influence over these decisions. New wells may not be productive or may not produce at a level to enable us to recover all or any portion of our capital investment where we have a non-operating working interest.

Volatile oil and natural gas prices could adversely affect our cash flows and results of operations.

Our cash flows and results of operations are dependent in part on oil and natural gas prices, which are volatile. Any substantial or extended decline in the price of oil and natural gas could have a negative impact on our business operations and future revenues. Moreover, oil and natural gas prices depend on factors we cannot control, such as: changes in foreign and domestic supply and demand for oil and natural gas; actions by the Organization of Petroleum Exporting Countries; weather; political conditions in other oil-producing countries, including the possibility of insurgency or war in such areas; prices of foreign exports; domestic and international drilling activity; price and availability of alternate fuel sources; the value of the U.S. dollar relative to other major currencies; the level and effect of trading in commodity markets, the effect of worldwide energy conservation measures, and governmental regulations.

The ability to sell and deliver oil and natural gas produced from wells on our mineral interests could be materially and adversely affected if adequate gathering, processing, compression and transportation services are not obtained.

The sale of oil and natural gas produced from wells on our mineral interests depends on a number of factors beyond our control, including the availability, proximity and capacity of, and costs associated with, gathering, processing, compression and transportation facilities owned by third parties. These facilities may be temporarily unavailable due to market conditions, mechanical reasons or other factors or conditions, and may not be available to us in the future on terms we consider acceptable, if at all. Any significant change in market or other conditions affecting these facilities or the availability of these facilities, including due to our failure or inability to obtain access to these facilities on terms acceptable to us or at all, could materially and adversely affect our business and, in turn, our financial condition and results of operations.

Our reserves and production will decline from their current levels.

The rate of production from oil and natural gas properties generally declines as reserves are produced. Our reserves will decline as they are produced which could materially and adversely affect our future cash flow and results of operations.

A portion of our oil and natural gas production may be subject to interruptions that could have a material and adverse effect on us.

A portion of oil and natural gas production from our minerals may be interrupted, or shut in, from time to time for various reasons, including as a result of accidents, weather conditions, loss of gathering, processing, compression or transportation facility access or field labor issues, or intentionally as a result of market conditions such as oil and natural gas prices that we deem uneconomic. If a substantial amount of production is interrupted, our cash flow and, in turn, our results of operations could be materially and adversely affected.

We may acquire properties that are not as commercially productive as we initially believed.

From time to time, we may seek to acquire oil and gas properties. Although we perform reviews of properties to be acquired in a manner that we believe is consistent with industry practices, reviews of records and properties may not necessarily reveal existing or potential problems, nor may they permit a buyer to become sufficiently familiar with the properties in order to assess fully their deficiencies and potential. Even when problems with a property are identified, we may assume environmental and other risks and liabilities in connection with acquired properties pursuant to the acquisition agreements. Moreover, there are numerous uncertainties inherent in estimating quantities of oil and gas reserves, actual future production rates and associated costs with respect to acquired properties. Actual reserves, production rates and costs may vary substantially from those assumed in our estimates.

Weather and climate may have a significant and adverse impact on us.

Demand for natural gas is, to a significant degree, dependent on weather and climate, which impacts, among other things, the price we receive for the commodities produced from wells on our mineral interests and, in turn, our cash flow and results of operations. For example, relatively warm temperatures during a winter season generally result in relatively lower demand for natural gas (as less natural gas is used to heat residences and businesses) and, as a result, relatively lower prices for natural gas production.

We do not insure against all potential losses and could be materially and adversely affected by unexpected liabilities.

The exploration for, and production of, oil and natural gas can be hazardous, involving natural disasters and other unforeseen occurrences such as blowouts, cratering, fires and loss of well control, which can damage or destroy wells or production facilities, result in injury or death, and damage property and the environment. We maintain insurance against many, but not all, potential losses or liabilities arising from operations on our property in accordance with what we believe are customary industry practices and in amounts and at costs that we believe to be prudent and commercially practicable. In addition, we require third party operators to maintain customary and commercially practicable types and limits of insurance, but potential losses or liabilities may not be covered by such third party’s insurance which may subject us to liability as the mineral estate owner. The occurrence of any of these events and any costs or liabilities incurred as a result of such events could have a material adverse effect on our business, financial condition and results of operations.

Our estimated proved reserves are based on many assumptions that may prove to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.

The process of estimating oil and natural gas reserves is complex involving decisions and assumptions in evaluating the available geological, geophysical, engineering and economic data. Accordingly, these estimates are imprecise. Actual future production, oil and natural gas prices, revenues, taxes and quantities of recoverable oil and natural gas reserves might vary from those estimated. Any variance could materially affect the estimated quantities and present value of proved developed reserves. In addition, we may adjust estimates of proved reserves to reflect production history, development, prevailing oil and natural gas prices and other factors, many of which are beyond our control.

Changes in environmental or other regulations for extraction of oil or natural gas could reduce our mineral resource revenues.

An increasing amount of our mineral resources revenue is dependent on newer technologies for extraction of oil or natural gas, specifically hydraulic fracturing. Changes in environmental or other regulations governing hydraulic fracturing could substantially increase the cost or risk associated with extracting oil or natural gas from our mineral interests, resulting in lower production from our minerals or reduced demand for leasing our minerals. Such changes could result in reduced mineral resources revenues.

Additionally, the U.S. Federal government is currently considering regulations to require the disclosure of chemicals used by the oil and natural gas industry in the hydraulic fracturing process. It has been asserted that chemicals used in the fracturing process could adversely affect drinking water supplies. Such regulations would require the reporting and public disclosure of chemicals used in the fracturing process and could lead to operational restrictions and delays and increased operating costs.

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

The timing of production will affect the timing of actual future net cash flows from proved reserves, and thus their actual present value. In addition, the 10% discount factor we use when calculating discounted future net cash flow, which is required by the SEC, may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil and natural gas industry in general. Any material inaccuracies in our reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.

A significant portion of our Louisiana net mineral acres are subject to prescription under Louisiana law.

A significant portion of our Louisiana net mineral acres were severed from the surface estate shortly before our spin-off. Under Louisiana law, any portions of the mineral estate that are not producing minerals upon the tenth anniversary of severance from the surface estate will revert back to the surface estate owner. Upon such a reversion, we will no longer own such portions of the mineral estate and will no longer have the right to lease, explore or produce from such portions of the mineral estate.

Our water interests may require governmental permits, the consent of third parties and/or completion of significant transportation infrastructure prior to commercialization, all of which are dependent on the actions of others.

Many jurisdictions require governmental permits to withdraw and transport water for commercial uses, the granting of which may be subject to discretionary determinations by such jurisdictions regarding necessity. In addition, we do not own the executory rights related to our non-participating royalty interest, and as a result, third-party consent from the executor rights owner(s) would be required prior to production. The process to obtain permits can be lengthy, and governmental jurisdictions or third parties from whom we seek permits or consent may not provide the approvals we seek. We may be unable to secure a buyer at commercially economic prices for water that we have a right to extract and transport, and transportation infrastructure across property not owned or controlled by us is required for transport of water prior to commercial use. Such infrastructure can require significant capital and may also require the consent of third parties. We may not have cost effective means to transport water from property we own, lease or manage to buyers. As a result, we may lose some or all of our investment in water assets, or our returns may be diminished.

General Risks Related to our Operations

Both our real estate and mineral resources businesses are cyclical in nature.

The operating results of our business segments reflect the general cyclical pattern of each segment. While the cycles of each industry do not necessarily coincide, demand and prices in each may drop substantially in an economic downturn. Real estate development of residential lots is further influenced by new home construction activity. Mineral resources may be further influenced by national and international commodity prices, principally for oil and natural gas. Cyclical downturns may materially and adversely affect our results of operations.

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

Our business and results of operations may be negatively affected by the existence of these conditions.

Our activities are subject to environmental regulations and liabilities that could have a negative effect on our operating results.

Our operations are subject to federal, state, and local laws and regulations related to the protection of the environment. Compliance with these provisions may result in delays, may cause us to invest substantial funds to ensure compliance with applicable environmental regulations and can prohibit or severely restrict timber harvesting, real estate development or mineral production activity in environmentally sensitive regions or areas.

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

Item 4.	Reserved.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the New York Stock Exchange. The high and low sales prices in each quarter in 2010 and 2009 were:

	2010		2009
	Price Range		Price Range
	High	Low	High	Low

First Quarter	$22.85	$16.80	$13.50	$5.74
Second Quarter	23.54	16.23	14.17	7.36
Third Quarter	18.32	13.21	18.39	10.32
Fourth Quarter	19.78	16.47	22.98	14.31
For the Year	23.54	13.21	22.98	5.74

Shareholders

Our stock transfer records indicated that as of February 25, 2011, there were approximately 3,969 holders of record of our common stock.

Dividend Policy

We currently intend to retain any future earnings to support our business and do not anticipate paying cash dividends in the foreseeable future. The declaration and payment of any future dividends will be at the discretion of our Board of Directors after taking into account various factors, including without limitation, our financial condition, earnings, capital requirements of our business, the terms of any credit agreements to which we may be a party at the time, legal requirements, industry practice, and other factors that our Board of Directors deems relevant.

Issuer Purchases of Equity Securities(1)

				Maximum
			Total Number	Number of
			of Shares	Shares That
			Purchased as	May Yet be
	Total	Average	Part of Publicly	Purchased
	Number of	Price	Announced	Under the
	Shares	Paid per	Plans or	Plans
Period	Purchased(2)	Share	Programs	or Programs

Month 1 (10/1/2010 — 10/31/2010)	—	$—	—	5,999,013
Month 2 (11/1/2010 — 11/30/2010)	646	$18.20	—	5,999,013
Month 3 (12/1/2010 — 12/31/2010)	—	$—	—	5,999,013

Total	646		—

(1)	On February 11, 2009, we announced that our Board of Directors authorized the repurchase of up to 7,000,000 shares of our common stock. In third quarter 2010, we repurchased 1,000,987 shares of our common stock at a cost of $15,178,000 or $15.16 average price paid per share. We have no plans or programs that expired during the period covered by the table above and no plans or programs that we intend to terminate prior to expiration or under which we no longer intend to make further purchases.

(2)	Represents shares withheld to pay taxes in connection with vesting of restricted stock awards and exercises of stock options.

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

Item 6.	Selected Financial Data.

	For the Year
	2010	2009	2008	2007	2006
	(In thousands, except per share amounts)

Revenues:
Real estate	$68,269	$94,436	$98,859	$142,729	$180,151
Mineral resources	24,790	36,256	47,671	20,818	27,980
Fiber resources	8,301	15,559	13,192	14,439	17,429

Total revenues	$101,360	$146,251	$159,722	$177,986	$225,560

Segment earnings (loss):
Real estate	$(4,634)	$3,182	$9,075	$39,507	$70,271
Mineral resources	22,783	32,370	44,076	18,581	26,305
Fiber resources	5,058	9,622	8,896	7,950	6,711

Total segment earnings	23,207	45,174	62,047	66,038	103,287
Items not allocated to segments:
General and administrative	(17,341)	(22,399)	(19,318)	(17,413)	(14,048)
Share-based compensation	(11,596)	(11,998)	(4,516)	(1,397)	(1,275)
Gain on sale of assets(a)	28,607	104,047	—	—	—
Interest expense	(16,446)	(20,459)	(21,283)	(9,229)	(6,229)
Other non-operating income(b)	1,164	375	279	705	79

Income before taxes	7,595	94,740	17,209	38,704	81,814
Income tax expense	(2,470)	(35,633)	(5,235)	(13,909)	(29,970)

Net income	$5,125	$59,107	$11,974	$24,795	$51,844

Diluted net income per common share(c)	$0.14	$1.64	$0.33	$0.70	$1.47
Average diluted common shares outstanding(c)	36,377	36,102	35,892	35,380	35,380
At year-end:
Assets	$789,324	$784,734	$834,576	$748,726	$620,174
Debt	$221,589	$216,626	$337,402	$266,015	$161,117
Noncontrolling interest	$4,715	$5,879	$6,660	$8,629	$7,746
Forestar Group Inc. shareholders’/Parent’s equity	$509,564	$512,456	$447,292	$433,201	$418,052
Ratio of total debt to total capitalization	30%	29%	43%	38%	27%

(a)	Gain on sale of assets represents gains from timberland sales in accordance with our near-term strategic initiatives announced first quarter 2009.

(b)	In 2010, other non-operating income principally represents interest income related to a loan to a third-party equity investor in the resort development located at our Cibolo Canyons development. We received payment in full plus interest in fourth quarter 2010.

(c)	Prior to December 28, 2007, we were a wholly-owned subsidiary of Temple-Inland Inc. For 2007 and 2006, we computed diluted net income per share based upon the number of shares of our common stock distributed by Temple-Inland on December 28, 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Annual Report on Form 10-K and other materials we have filed or may file with the Securities and Exchange Commission contain “forward-looking statements” within the meaning of the federal securities laws. These forward-looking statements are identified by their use of terms and phrases such as “believe,” “anticipate,” “could,” “estimate,” “likely,” “intend,” “may,” “plan,” “expect,” and similar expressions, including references to assumptions. These statements reflect our current views with respect to future events and are subject to risk and uncertainties. We note that a variety of factors and uncertainties could cause our actual results to differ significantly from the results discussed in the forward-looking statements. Factors and uncertainties that might cause such differences include, but are not limited to:

•	general economic, market or business conditions in Texas or Georgia, where our real estate activities are concentrated;

•	the opportunities (or lack thereof) that may be presented to us and that we may pursue;

•	significant customer concentration

•	future residential or commercial entitlements, development approvals and the ability to obtain such approvals;

•	accuracy of estimates and other assumptions related to investment in real estate, the expected timing and pricing of land and lot sales and related cost of real estate sales, impairment of long-lived assets, income taxes, share-based compensation and oil and natural gas reserves;

•	the levels of resale housing inventory and potential impact of foreclosures in our development projects and the regions in which they are located;

•	the development of relationships with strategic partners;

•	fluctuations in costs and expenses;

•	demand for new housing, which can be affected by a number of factors including the availability of mortgage credit;

•	supply of and demand for oil and natural gas and fluctuations in oil and natural gas prices;

•	competitive actions by other companies;

•	changes in governmental policies, laws or regulations and actions or restrictions of regulatory agencies;

•	government regulation of exploration and production technology, including hydraulic fracturing;

•	the results of financing efforts, including our ability to obtain financing with favorable terms;

•	our partners’ ability to fund their capital commitments and otherwise fulfill their operating and financial obligations;

•	water withdrawal or usage may be subject to state and local laws, regulations or permit requirements, and there is no assurance that all our water interests or rights will be available for withdrawal or use; and

•	the final resolutions or outcomes with respect to our contingent and other liabilities related to our business.

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

Background

On December 28, 2007, Temple-Inland distributed all of the issued and outstanding shares of our common stock to its stockholders in a transaction commonly referred to as a spin-off.

Strategy

Our strategy is:

•	Recognizing and responsibly delivering the greatest value from every acre; and

•	Growing through strategic and disciplined investments.

In 2009, we announced our near-term strategic initiatives to enhance shareholder value by: generating significant cash flow, principally from the sale of about 175,000 acres of higher and better use timberland; reducing debt by approximately $150,000,000; and repurchasing up to 20 percent of our common stock.

In 2009, we sold about 95,000 acres of timber and timberland in Georgia and Alabama for $158,603,000 in two transactions generating combined net proceeds of $153,851,000, which were principally used to reduce debt and pay taxes. These transactions resulted in a combined gain on sale of assets of $104,047,000.

In 2010, we sold about 24,000 acres of timber and timberland in Georgia, Alabama and Texas for $38,778,000 in seven transactions generating combined net proceeds of $38,040,000, which were principally used to reinvest in qualifying real estate under Internal Revenue Code (IRC) Section 1031. These transactions resulted in a combined gain on sale of assets of $28,607,000. In addition, in third quarter 2010, we repurchased 1,000,987 shares of our common stock at a cost of $15,178,000.

At year-end 2010, assets held for sale under these strategic initiatives includes about 55,000 acres of undeveloped land with a carrying value of $14,513,000 and related timber with a carrying value of $6,609,000. Though we continue to actively market this land, market conditions for timberland have deteriorated since second quarter 2009 principally due to increased investor return requirements, limited availability of financing and alternate investment options for buyers in the marketplace. We are a disciplined seller, and as a result, additional time will be required to complete the sale of these assets.

Results of Operations for the Years Ended 2010, 2009 and 2008

A summary of our consolidated results follows:

	For the Year
	2010	2009	2008
	(In thousands)

Revenues:
Real estate	$68,269	$94,436	$98,859
Mineral resources	24,790	36,256	47,671
Fiber resources	8,301	15,559	13,192

Total revenues	$101,360	$146,251	$159,722

Segment earnings (loss):
Real estate	$(4,634)	$3,182	$9,075
Mineral resources	22,783	32,370	44,076
Fiber resources	5,058	9,622	8,896

Total segment earnings	23,207	45,174	62,047
Items not allocated to segments:
General and administrative	(17,341)	(22,399)	(19,318)
Share-based compensation	(11,596)	(11,998)	(4,516)
Gain on sale of assets	28,607	104,047	—
Interest expense	(16,446)	(20,459)	(21,283)
Other non-operating income	1,164	375	279

Income before taxes	7,595	94,740	17,209
Income tax expense	(2,470)	(35,633)	(5,235)

Net income	$5,125	$59,107	$11,974

Significant aspects of our results of operations follow:

2010

•	Real estate segment earnings declined principally due to lower undeveloped land sales from our retail sales program. In addition, segment earnings include $11,271,000 of non-cash impairment charges principally associated with residential development projects located near Atlanta, Georgia and Fort Worth, Texas and with a commercial real estate project near the Texas gulf coast.

•	Mineral resources segment earnings declined principally due to decreased lease bonus revenues as a result of reduced leasing activity by exploration and production companies that are now concentrating investments in drilling activities to hold existing leases rather than leasing new mineral interests in our basins. This decline in lease bonus revenue was partially offset by increased oil and natural gas production and higher oil prices, including our share of venture activity.

•	Fiber resources segment earnings decreased principally due to reduced harvest activity resulting from the sale of over 140,000 acres of timberland in 2010 and 2009 and postponing harvest plans on about 55,000 acres classified as held for sale.

•	Gain on sale of assets represents the sale of about 24,000 acres of timber and timberland in Georgia, Alabama and Texas for $38,778,000 in accordance with our near-term strategic initiatives.

•	Interest expense decreased principally due to lower interest rates as a result of the maturity of our interest rate swap agreement and decreased amortization of prepaid loan fees due to refinancing and extending our senior credit facility in 2010.

2009

•	Real estate segment earnings were negatively impacted by $10,619,000 of non-cash impairment charges principally associated with a residential condominium project located in Austin, Texas, two joint-venture projects located in Tampa, Florida and an equity investment in an unconsolidated venture. Segment earnings were also negatively impacted by $3,702,000 in environmental remediation charges.

•	Mineral resources segment earnings declined principally due to lower royalty revenues as result of lower natural gas and oil prices, and to a lesser extent, lower lease bonus revenues from decreased leasing activity and increased infrastructure costs associated with developing our mineral resources organization.

•	Fiber resources segment earnings increased principally due to increased volumes and higher prices related to a higher mix of larger pine sawtimber sold from our Texas forest.

•	General and administrative expenses include about $3,200,000 paid to outside advisors regarding an evaluation by our Board of Directors of an unsolicited shareholder proposal and $2,213,000 in non-cash impairment charges related to the sale of our undivided 15 percent interest in corporate aircraft contributed to us by Temple-Inland at spin-off.

•	Share-based compensation increased principally due to our higher stock price and increased number of cash-settled equity awards.

•	Gain on sale of assets represents the sale of about 95,000 acres of timber and timberland in Georgia and Alabama for $158,603,000 in accordance with our near-term strategic initiatives.

•	Interest expense decreased as result of lower debt levels.

2008

•	Real estate segment earnings were negatively impacted by decreased sales of residential lots, decreased commercial sales activity, increased costs associated with environmental remediation, and asset impairments.

•	Mineral resources segment earnings benefited from bonus payments received for leasing over 61,500 net mineral acres. Mineral resources segment earnings also benefited from increased production volumes from new well activity and higher average oil and natural gas prices.

•	General and administrative expenses increased as a result of costs associated with the development of corporate functions as well as start-up costs necessary as a stand-alone public company.

•	Share-based compensation expense increased primarily due to accelerated expense recognition in conjunction with awards granted to retirement-eligible employees and an increase in the number of participants in our plan.

•	Interest expense increased as a result of higher debt levels and higher borrowing costs.

Current Market Conditions

Current U.S. market conditions in the single-family residential industry continue to be difficult, characterized by depressed sales volumes and prices, increased foreclosures, high unemployment rates and low consumer confidence. While all markets are being negatively affected by overall poor economic conditions, not all geographic areas and products have been affected to the same extent or with equal severity. These difficult market conditions may continue throughout 2011.

Oil prices have increased partially due to tightening of international supply and anticipation that future demand will outpace supply growth as global economic activity improves. Natural gas prices have remained depressed as production remains strong and U.S. domestic demand is lower resulting in increased inventory levels. In our areas of operations, exploration and production companies remain focused on reducing capital expenditures for lease acquisition due to lower natural gas prices and drilling activity to hold existing leases. These conditions may impact the demand for new mineral leases, new exploration activity and the amount of royalty revenues we receive.

Pulpwood demand is relatively stable in our markets. Sawtimber prices remain depressed due to decreased demand for lumber as a result of lower new home construction activity.

Business Segments

We manage our operations through three business segments:

•	Real estate,

•	Mineral resources, and

•	Fiber resources.

We evaluate performance based on earnings before unallocated items and income taxes. Segment earnings (loss) consist of operating income, equity in earnings (loss) of unconsolidated ventures and net income (loss) attributable to noncontrolling interests. Unallocated items consist of general and administrative expenses, share-based compensation, gain on sale of assets, interest expense and other non-operating income and expense. The accounting policies of the segments are the same as those described in the accounting policy note to the consolidated financial statements.

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

Real Estate

We own directly or through ventures over 220,000 acres of real estate located in nine states and 12 markets. Our real estate segment secures entitlements and develops infrastructure on our lands, primarily for single-family residential and mixed-use communities. We own about 167,000 acres in a broad area around Atlanta, Georgia, with the balance located primarily in Texas. We target investments principally in our strategic growth corridors, regions across the southern half of the United States that possess key demographic and growth characteristics that we believe make them attractive for long-term real estate investment. We own and manage our projects either directly or through ventures. Our real estate segment revenues are principally derived from the sales of residential single-family lots, undeveloped land and commercial real estate and to a lesser degree from the operation of income producing properties, primarily a hotel and a multifamily property.

In addition, on December 29, 2010, we acquired a 401 unit, Class A multifamily property in Houston, Texas for $49,100,000. Results of operations for this acquisition, included in income producing properties, were not significant in 2010. Pro forma real estate segment earnings assuming this acquisition occurred at the beginning of 2009 would not be significantly different than those reported.

A summary of our real estate results follows:

	For the Year
	2010	2009	2008
	(In thousands)

Revenues	$68,269	$94,436	$98,859
Cost of sales	(46,225)	(46,307)	(55,131)
Operating expenses	(28,598)	(34,319)	(35,898)

	(6,554)	13,810	7,830
Equity in earnings (loss) of unconsolidated ventures	2,629	(8,161)	3,480
Less: Net income attributable to noncontrolling interests	(709)	(2,467)	(2,235)

Segment (loss) earnings	$(4,634)	$3,182	$9,075

In 2010, cost of sales includes $9,042,000 in non-cash impairment charges principally associated with residential development projects located near Atlanta, Georgia and Fort Worth, Texas. Operating expenses principally consist of $7,205,000 in property taxes, $6,188,000 in employee compensation and benefits, $4,471,000 in professional services, $2,826,000 in depreciation, $1,716,000 in community maintenance and $1,142,000 in marketing and advertising.

In 2010, equity in earnings (loss) of unconsolidated ventures includes about $4,869,000 in gains that were previously deferred by us due to our continuing involvement with the property. In fourth quarter 2010, the property was sold to a third party. In addition, equity in earnings (loss) of unconsolidated ventures includes $2,229,000 in non-cash impairment charges primarily related to a commercial real estate project located near the Texas gulf coast.

In 2009, cost of sales includes $5,718,000 in non-cash impairment charges related principally to a residential condominium project located in Austin, Texas. Operating expenses principally consist of $9,115,000 in property taxes, $6,112,000 in employee compensation and benefits, $3,532,000 in professional services, $2,167,000 in depreciation, $2,054,000 in community maintenance, $1,212,000 in marketing and advertising and $3,702,000 related to environmental remediation charges.

In 2009, equity in earnings (loss) of unconsolidated ventures includes $4,901,000 in non-cash impairment charges related to two residential real estate projects located in Tampa, Florida and an equity investment in an unconsolidated venture.

In 2008, cost of sales includes $3,000,000 in non-cash impairment charges related to wholly-owned residential real estate projects, principally in Texas. Operating expenses principally consist of $10,030,000 in property taxes, $8,109,000 in employee compensation and benefits, $2,909,000 in professional services, $2,076,000 in depreciation, $1,342,000 in community maintenance, $2,345,000 in marketing and advertising, and $3,007,000 related to environmental remediation activities. Segment earnings benefited from $943,000 in recovered project infrastructure costs from an improvement district related to a project in Texas in which we no longer have an investment.

Revenues in our owned and consolidated ventures consist of:

	For the Year
	2010	2009	2008
	(In thousands)

Residential real estate	$24,540	$27,677	$38,110
Commercial real estate	352	793	9,440
Undeveloped land	20,111	46,580	26,005
Income producing properties	21,225	18,214	21,488
Other	2,041	1,172	3,816

Total revenues	$68,269	$94,436	$98,859

Units sold in our owned and consolidated ventures consist of:

	For the Year
	2010	2009	2008

Residential real estate:
Lots sold	442	483	812
Average price per lot sold	$55,076	$53,469	$45,712
Commercial real estate:
Acres sold	2	2	55
Average price per acre sold	$146,047	$433,406	$172,346
Undeveloped land:
Acres sold	5,812	18,204	5,577
Average price per acre sold	$3,460	$2,550	$4,663

Residential real estate revenues principally consist of the sale of single-family lots to national, regional and local homebuilders. In 2010 and 2009, residential real estate revenues declined principally as a result of decreased demand for single-family lots due to the overall decline in the housing industry. In 2008, average prices for residential lots sold were negatively impacted by the sale of 192 high density lots for approximately $24,300 per lot.

The decrease in commercial real estate revenues in 2010 and 2009 is attributable to limited availability of commercial real estate acquisition and development mortgages to potential third-party purchasers.

In 2010, undeveloped land sales decreased due to current market conditions significantly influenced by limited availability of financing and alternate investment options to buyers in the marketplace. However, average price per acre sold increased principally as a result of selling about 700 acres of land in the entitlement process in Georgia for about $8,200 per acre. As market conditions for residential and commercial real estate sales began to deteriorate in 2008, we allocated additional internal resources and focused our strategic marketing efforts toward sale of undeveloped land through our retail land sales program. In 2009, we sold 18,204 acres from our owned and consolidated ventures at an average price of $2,550 per acre, generating about $46,420,000 in revenues.

Information about our real estate projects and our real estate ventures follows:

	Year-End
	2010	2009

Owned and consolidated ventures:
Entitled, developed and under development projects
Number of projects	54	54
Residential lots remaining	17,780	20,186
Commercial acres remaining	1,774	1,702
Undeveloped land and land in the entitlement process
Number of projects	18	19
Acres in entitlement process	29,670	30,370
Acres undeveloped(a)	168,724	198,063
Ventures accounted for using the equity method:
Ventures’ lot sales (for the year)
Lots sold	362	159
Average price per lot sold	$42,602	$60,589
Ventures’ entitled, developed and under development projects
Number of projects	22	21
Residential lots remaining	9,634	8,961
Commercial acres sold (for the year)	15	4
Average price per acre sold	$81,318	$188,144
Commercial acres remaining	590	645
Ventures’ undeveloped land and land in the entitlement process
Number of projects	—	2
Acres in entitlement process	—	1,080
Acres sold (for the year)	—	1
Average price per acre sold	$—	$10,000
Acres undeveloped	5,731	5,517

(a)	Includes 55,000 acres classified as assets held for sale.

Mineral Resources

We own directly or through ventures about 606,000 net acres of mineral interests. Our mineral resources segment revenues are principally derived from royalties and other lease revenues from our mineral interests located principally in Texas, Louisiana, Georgia and Alabama. At year-end 2010, we have about 88,000 net acres under lease and about 30,000 net acres held by production.

In addition, on December 22, 2010, we acquired a water resources company for $12,000,000. It is focused on providing sustainable volumes of ground water to central Texas and the Interstate-35 growth corridor and its principal assets are approximately 17,800 acres of ground water leases. Results of operations for this acquisition were not significant in 2010. Pro forma mineral resources segment earnings assuming this acquisition had occurred at the beginning of 2009 would not be significantly different from those reported.

A summary of our mineral resources results follows:

	For the Year
	2010	2009	2008
	(In thousands)

Revenues	$24,790	$36,256	$47,671
Cost of sales	(1,097)	(922)	(1,714)
Operating expenses	(2,982)	(3,354)	(3,043)

	20,711	31,980	42,914
Equity in earnings of unconsolidated ventures	2,072	390	1,162

Segment earnings	$22,783	$32,370	$44,076

Cost of sales represents our share of oil and natural gas production severance taxes, which are calculated based on a percentage of oil and natural gas produced and costs related to our non-operating working interests. In 2009, these expenses were partially offset by a refund of $255,000 related to well status changes approved by the Texas Railroad Commission.

In 2010, operating expenses principally consist of $1,182,000 in employee compensation and benefits, $566,000 in professional services, $269,000 in depreciation, $255,000 in property taxes and $244,000 in information technology.

In 2009, operating expenses principally consist of $1,299,000 in employee compensation and benefits, $872,000 in professional services, $184,000 in depreciation, $301,000 in property taxes and $257,000 in information technology.

In 2008, operating expenses principally consist of $911,000 in employee compensation and benefits, $1,251,000 in professional services as we resourced our operations with a contract workforce while recruiting our minerals team, and $250,000 in property taxes.

In 2010 and 2009, equity in earnings of unconsolidated ventures includes our share of royalty revenue from new wells that began producing from the Barnett Shale natural gas formation. In 2008, equity in earnings of unconsolidated ventures includes our share of a lease bonus payment as result of leasing 241 net mineral acres for $1,568,000.

Revenues consist of:

	For the Year
	2010	2009	2008
	(In thousands)

Royalties	$13,724	$11,910	$21,639
Other lease revenues	11,066	24,346	26,032

Total revenues	$24,790	$36,256	$47,671

In 2010, royalty revenues increased as a result of higher oil prices and oil production partially offset by decreases in natural gas production in owned and consolidated properties. Increased oil prices contributed $1,873,000 while production increases contributed $466,000. The production increase primarily relates to new oil wells commencing production in late 2009 and early 2010. At year-end 2010, there were 494 active wells owned and operated by others on our leased mineral acres.

In 2010, other lease revenues include $7,655,000 in lease bonus payments as a result of leasing about 16,900 net mineral acres for an average of $453 per acre and $2,168,000 related to delay rental payments. In addition, other lease revenues include about $1,126,000 as a result of an option exercised to extend an existing lease on over 3,200 acres.

In 2009, royalty revenues declined principally due to lower natural gas and oil prices, which were partially offset by higher production volume principally due to the increased number of new wells commencing production. At year-end 2009, there were 472 active wells owned and operated by others on our leased mineral acres.

In 2009, other lease revenues include $21,333,000 in lease bonus payments as a result of leasing over 25,800 net mineral acres for an average of $827 per acre and $2,530,000 from delay rental payments. This leasing activity was located principally in Trinity County, Texas.

In 2008, royalty revenues increased principally due to higher natural gas prices. At year-end 2008, there were 439 active wells owned and operated by others on our leased mineral acres.

In 2008, other lease revenues include $23,356,000 in lease bonus payments as a result of leasing over 61,300 net mineral acres for an average of $381 per acre and $1,986,000 from delay rental payments. The leasing activity was located principally in East Texas and was driven by our proximity to the Cotton Valley, James Lime and Bossier-Haynesville natural gas formations.

Oil and natural gas produced and average unit prices related to our royalty and non-operating working interests follows:

	For the Year
	2010	2009	2008

Consolidated entities:
Oil production (barrels)	115,400	107,200	87,900
Average price per barrel	$73.09	$56.85	$106.66
Natural gas production (millions of cubic feet)	1,223.6	1,411.6	1,363.4
Average price per thousand cubic feet	$4.32	$4.12	$8.76
Our share of ventures accounted for using the equity method:
Natural gas production (millions of cubic feet)	572.8	82.1	—
Average price per thousand cubic feet	$4.12	$3.80	$—

Total consolidated and our share of equity method ventures:
Oil production (barrels)	115,400	107,200	87,900
Average price per barrel	$73.09	$56.85	$106.66
Natural gas production (millions of cubic feet)	1,796.4	1,493.7	1,363.4
Average price per thousand cubic feet	$4.26	$4.10	$8.76

Our share of ventures natural gas production increased as a result of 16 wells that began producing from the Barnett Shale natural gas formation in 2010.

A summary of our mineral acres(a) at year-end 2010 follows:

			Held By
State	Unleased	Leased(b)	Production(c)	Total(d)
	(Net acres)

Texas	157,000	70,000	25,000	252,000
Louisiana	121,000	18,000	5,000	144,000
Georgia	168,000	—	—	168,000
Alabama	40,000	—	—	40,000
California	1,000	—	—	1,000
Indiana	1,000	—	—	1,000

	488,000	88,000	30,000	606,000

(a)	Includes ventures.

(b)	Includes leases in primary lease term or for which a delayed rental payment has been received.

(c)	Acres being held by production are producing oil or natural gas in paying quantities.

(d)	Texas, Louisiana, California and Indiana net acres are calculated as the gross number of surface acres multiplied by our percentage ownership of the mineral interest. Alabama and Georgia net acres are calculated as the gross number of surface acres multiplied by our estimated percentage ownership of the mineral interest based on county sampling. Excludes 463 net mineral acres located in Colorado including 382 acres leased and 26 acres held by production.

In addition, we have water interests in about 1,600,000 acres, including a 45 percent nonparticipating royalty interest in groundwater produced or withdrawn for commercial purposes or sold from approximately 1,400,000 acres in Texas, Louisiana, Georgia and Alabama and about 17,800 acres of ground water leases in central Texas. We have not received significant income from these interests.

Fiber Resources

Our fiber resources segment focuses principally on the management of our timber holdings and recreational leases. We have over 197,000 acres of timber, primarily in Georgia, and about 18,000 acres of timber under lease. Our fiber resources segment revenues are principally derived from the sales of wood fiber from our land and leases for recreational uses. We sold about 30,000 acres of undeveloped land in 2010 and over 110,000 acres in 2009 through our retail land sales program and our strategic initiatives. In addition, we are postponing harvest plans and actively marketing about 55,000 acres classified as held for sale. As a result of the reduced acreage from executing these land sales, future segment revenues and earnings are anticipated to be lower.

A summary of our fiber resources results follows:

	For the Year
	2010	2009	2008
	(In thousands)

Revenues	$8,301	$15,559	$13,192
Cost of sales	(1,640)	(3,396)	(3,357)
Operating expenses	(2,274)	(2,728)	(2,611)

	4,387	9,435	7,224
Other operating income	671	187	1,672

Segment earnings	$5,058	$9,622	$8,896

In 2010, operating expenses principally consist of $1,115,000 in employee compensation and benefits, $424,000 in facility and long-term timber lease costs and $342,000 in professional services.

In 2009, operating expenses principally consist of $1,241,000 in employee compensation and benefits, $544,000 in facility and long-term timber lease costs and $471,000 in professional services.

In 2008, operating expenses principally consist of $1,036,000 related to employee compensation and benefits, $418,000 in facility and long-term timber lease costs and $652,000 related to professional services.

In 2010, 2009 and 2008, other operating income principally reflects gains from partial termination of a timber lease related to land sold from Ironstob LLC. We have a 58 percent ownership interest in this venture, which controls over 16,000 acres of undeveloped land near Atlanta, Georgia.

Revenues consist of:

	For the Year
	2010	2009	2008
	(In thousands)

Fiber	$6,491	$13,478	$10,987
Recreational leases and other	1,810	2,081	2,205

Total revenues	$8,301	$15,559	$13,192

Fiber sold consists of:

	For the Year
	2010	2009	2008

Pulpwood tons sold	392,900	810,100	917,000
Average pulpwood price per ton	$9.93	$8.53	$8.52
Sawtimber tons sold	144,300	331,300	162,900
Average sawtimber price per ton	$17.94	$19.82	$19.51
Total tons sold	537,200	1,141,400	1,079,900
Average price per ton	$12.08	$11.81	$10.17

In 2010, total tons sold decreased due to reduction in harvest volume as a result of selling over 140,000 acres of timberland in 2010 and 2009 and postponing harvest plans on about 55,000 acres classified as held for sale. In 2010 and 2009, total price per ton increased due to sales including a higher proportional mix of sawtimber versus pulpwood. In 2008, average price per ton was lower because we harvested and sold higher levels of pulpwood. The majority of our sales were to Temple-Inland at market prices.

Information about our recreational leases follows:

	For the Year
	2010	2009	2008

Average recreational acres leased	208,100	249,200	287,200
Average price per leased acre	$8.32	$8.25	$7.44

Items Not Allocated to Segments

Unallocated items represent income and expenses managed on a company-wide basis and include general and administrative expenses, share-based compensation, gain on sale of assets, interest expense and other non-operating income and expense.

General and administrative expenses principally consist of accounting and finance, tax, legal, human resources, internal audit, information technology and our board of directors. These functions support all of our business segments and are not allocated.

In 2010, general and administrative expenses principally consist of $5,480,000 in employee compensation and benefits, $3,324,000 in professional services, $1,480,000 in depreciation expense, $1,235,000 in insurance, $1,214,000 in facilities expense and $996,000 in director fees.

In 2009, general and administrative expenses principally consist of $5,687,000 in employee compensation and benefits, $6,363,000 in professional services, of which about $3,200,000 was paid to outside advisors regarding an evaluation by our Board of Directors of an unsolicited shareholder proposal, $2,213,000 in non-cash impairment charges related to the sale of our undivided 15 percent interest in corporate aircraft contributed to us by Temple-Inland at spin-off, $1,728,000 in depreciation expense, $1,308,000 in insurance, $1,143,000 in facilities expense and $1,111,000 in director fees.

In 2008, general and administrative expenses principally consist of $6,846,000 in employee compensation and benefits, $3,896,000 in professional services, $1,445,000 in depreciation expense, $1,542,000 in insurance, $689,000 in facilities expense and $1,100,000 in director fees.

Our share-based compensation expense fluctuates because a significant portion of our awards are cash settled and as a result are affected by changes in the market price of our common stock. In 2009, the increase in share-based compensation was due to our higher stock price and increased number of cash-settled awards.

In accordance with our previously announced near-term strategic initiatives to enhance shareholder value, in 2010, we recognized gains of $28,607,000 resulting from the sale of about 24,000 acres of timber and timberland in Georgia, Alabama and Texas for $38,778,000, and in 2009, we recognized gains of

$104,047,000 resulting from the sale of about 95,000 acres of timber and timberland in Georgia and Alabama for $158,603,000.

In 2010, interest expense decreased principally due to lower interest rates as a result of the maturity of our interest rate swap agreement and decreased amortization of prepaid loan fees due to refinancing and extending our senior credit facility. In 2009, interest expense decreased as result of lower debt levels. In 2008, the increase in interest expense was due to higher average debt balances and higher borrowing costs.

Income Taxes

Our effective tax rate and the benefit attributable to noncontrolling interests was 30 percent and 3 percent in 2010, 37 percent and 1 percent in 2009 and 27 percent and 4 percent in 2008. Our 2010 rate includes significant benefits for percentage depletion and charitable contributions associated with donated conservation easements while our 2009 and 2008 rates include benefits from percentage depletion and a federal income tax rate change for qualified timber gains due to the Food, Conservation and Energy Act of 2008.

We have not provided a valuation allowance for our deferred tax asset because we believe it is likely it will be recoverable in future periods.

Capital Resources and Liquidity

Sources and Uses of Cash

We operate in cyclical industries and our cash flows fluctuate accordingly. Our principal operating cash requirements are for the acquisition and development of real estate, either directly or indirectly through ventures, taxes, interest and compensation. Our principal sources of cash are proceeds from the sale of real estate and timber, the cash flow from minerals and income producing properties, borrowings, and reimbursements from utility and improvement districts. Operating cash flows are affected by the timing of the payment of real estate development expenditures and the collection of proceeds from the eventual sale of the real estate, the timing of which can vary substantially depending on many factors including the size of the project, state and local permitting requirements and availability of utilities, and by the timing of oil and natural gas leasing and production activities. Working capital is subject to operating needs, the timing of sales of real estate and timber, the timing of collection of mineral royalties or mineral lease payments, collection of receivables, reimbursement from utility and improvement districts and the payment of payables and expenses.

Cash Flows from Operating Activities

Cash flows from our real estate development activities, undeveloped land sales, income producing properties, timber sales, mineral and recreational leases and reimbursements from utility and improvement districts are classified as operating cash flows.

Net cash provided by (used for) operations was $13,551,000 in 2010, $142,120,000 in 2009 and ($51,889,000) in 2008.

In 2010, operating cash flow was adversely affected by lower operating income primarily due to difficult conditions in the housing industry and lower proceeds from the sale of assets in accordance with our near-term strategic initiatives. Expenditures for real estate development were slightly less than non-cash cost of real estate sales due to a reduction in development. In 2010, we sold about 24,000 acres of timber and timberland in Georgia, Alabama and Texas generating net proceeds of $38,040,000, of which $24,392,000 was held by a qualified intermediary under IRC Section 1031. At year-end 2010, we have about $1,347,000 remaining with the qualified intermediary pending reinvestment in qualifying real estate.

In 2009, the sale of about 95,000 acres of timber and timberland in Georgia and Alabama generated net proceeds of $153,851,000. Expenditures for real estate development slightly exceeded non-cash cost of sales due to our capital commitment to the resort at Cibolo Canyons and our development of existing real estate projects, principally in the major markets of Texas. We invested $18,857,000 in Cibolo Canyons, of which $16,235,000 was invested in the resort development. We received $24,945,000 in reimbursements from utility and improvement districts, of which $20,270,000 was related to our Cibolo Canyons mixed-use development and was accounted for as a reduction of our investment. We paid estimated income taxes of $48,299,000 in 2009.

In 2008, expenditures for real estate development and acquisition exceeded non-cash real estate cost of sales principally due to contractual commitments to our Cibolo Canyons project. We invested $34,863,000 in this project in 2008 of which $18,301,000 was invested in the resort development.

Cash Flows from Investing Activities

Capital contributions to and capital distributions from unconsolidated ventures and business acquisitions are classified as investing activities. In addition, proceeds from the sale of property and equipment, software costs and expenditures related to reforestation activities are also classified as investing activities.

In 2010, net cash (used for) investing activities was ($26,597,000). In fourth quarter 2010, we acquired a 401 unit, Class A multifamily property in Houston, Texas for $49,100,000. We used $23,045,000 of the proceeds held by a qualified intermediary under IRC Section 1031 and $26,500,000 of non-recourse borrowings to fund this acquisition, including closing costs. In addition, we acquired a water resources company in central Texas for $12,000,000.

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

Cash Flows from Financing Activities

In 2010, net cash (used for) financing activities was ($2,639,000) as we repurchased 1,000,987 shares of our common stock for $15,178,000 and incurred $6,304,000 in bank fees primarily related to our amendment and extension of our senior credit facility, which was partially offset by a net increase in our debt of $18,170,000 which is principally due to $26,500,000 in non-recourse borrowings used to finance a 401 unit, Class A multifamily property acquired on December 29, 2010.

In 2009, net cash (used for) financing activities was ($122,823,000) as we reduced our outstanding debt by $120,776,000 principally from the net proceeds generated from the sale of about 95,000 acres of timber and timberland in Georgia and Alabama.

In 2008, net cash provided by financing activities was $69,163,000 as our debt increased by $71,387,000 to fund our real estate development expenditures, net investment in our unconsolidated ventures and net working capital to operate our business.

Non-Cash Financial Information

In 2010, our real estate assets decreased by $11,865,000, debt decreased by $13,207,000 and other liabilities increased by $1,342,000 due to lender foreclosure of a lien on a condominium property in Austin, Texas owned by a consolidated variable interest entity. The limited partnership has no other significant assets. The lien secured debt guaranteed by the unrelated general partner who managed day to day operations of the partnership. At year-end 2010, the limited partnership has total liabilities of $3,083,000. The partnership liabilities will be settled as the partnership is liquidated.

Liquidity and Contractual Obligations

Liquidity

In third quarter 2010, we entered into an amended and restated senior credit facility effecting the following amendments to: extend the maturity date of the revolving loan to August 6, 2013 (with a one-year extension option to August 6, 2014) and of the term loan to August 6, 2015; reduce the revolving loan commitment to $175 million, subject to the ability to increase the aggregate facility by up to $150 million by securing additional commitments; eliminate any additional required commitment reductions during the term of the facility; reduce the interest coverage ratio from 1.75x to 1.05x; provide that during any period when the minimum interest coverage ratio falls below 1.50x, the interest rate on outstanding loans will increase by two percent and no new acquisitions, discretionary capital expenditures or distributions will be permitted; reduce the minimum value to commitment ratio from 1.75:1.00 to 1.60:1.00; and provide that if the interest coverage ratio does not exceed 3.0x, we may not repurchase our common stock. We incurred fees of about $5,800,000 related to this amendment.

At year-end 2010, our senior credit facility provides for a $125,000,000 term loan and a $175,000,000 revolving line of credit. The term loan includes a prepayment penalty for payments in excess of $25,000,000 prior to February 6, 2012. The revolving line of credit may be prepaid at any time without penalty. At year-end 2010, net unused borrowing capacity under our senior credit facility is calculated as follows:

Senior
Credit Facility
(In thousands)

Borrowing base availability	$300,000
Less: borrowings	(125,000)
Less: letters of credit	(3,007)

Unused borrowing capacity	$171,993

Our unused borrowing capacity during 2010 ranged from a high of $200,902,000 to a low of $149,993,000. This facility is used primarily to fund our operating cash needs, which fluctuate due to timing of residential real estate, undeveloped land sales, mineral lease bonus payments, timber sales, payment of payables and expenses and capital expenditures.

Our senior credit facility and other debt agreements contain terms, conditions and financial covenants customary for such agreements including minimum levels of interest coverage and limitations on leverage. At year-end 2010, we were in compliance with the terms, conditions and financial covenants of these agreements. Based on our current operating projections, we believe that we will remain in compliance with our senior credit facility covenants in the future.

The following table details our compliance with the financial covenants calculated as provided in the senior credit facility:

Financial Covenant	Requirement	Year-End 2010

Interest Coverage Ratio(a)	≥ 1.05:1.0	4.17:1.0
Revenues/Capital Expenditures Ratio(b)	≥ 1.00:1.0	6.26:1.0
Total Leverage Ratio(c)	≤ 40%	19.6%
Net Worth(d)	> $411 million	$503 million
Collateral Value to Loan Commitment Ratio(e)	≥ 1.60:1.0	2.39:1.0

(a)	Calculated as EBITDA (earnings before interest, taxes, depreciation and amortization), plus non-cash compensation expense, plus other non-cash expenses, divided by interest expense excluding loan fees. This covenant is applied at the end of each quarter on a rolling four quarter basis.

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

(c)	Calculated as total funded debt divided by adjusted asset value. Total funded debt includes indebtedness for borrowed funds, secured liabilities and reimbursement obligations with respect to letters of credit or similar instruments. Adjusted asset value is defined as the sum of unrestricted cash and cash equivalents, timberlands, high value timberlands, raw entitled lands, entitled land under development, minerals business, other real estate owned at book value without regard to any indebtedness and our pro rata share of joint ventures’ book value without regard to any indebtedness. This covenant is applied at the end of each quarter.

(d)	Calculated as the amount by which consolidated total assets exceeds consolidated total liabilities. At year-end 2010, the requirement is $411,323,000, computed as: $409,500,000, plus 85 percent of the aggregate net proceeds received by us from any equity offering, plus 75 percent of all positive net income, on a cumulative basis. This covenant is applied at the end of each quarter.

(e)	Calculated as the total collateral value of timberland, high value timberland and our minerals business, divided by total aggregate loan commitment. This covenant is applied at the end of each quarter.

To make additional investments, acquisitions, or distributions, we must maintain available liquidity equal to the lesser of $35,000,000 or 10% of the aggregate commitments in place. At year-end 2010, this requirement was $30,000,000 resulting in approximately $176,586,000 in available liquidity, which represents our unused borrowing capacity under our senior credit facility plus unrestricted cash and cash equivalents. The failure to maintain such minimum liquidity does not constitute a default or event of default of our senior credit facility.

Contractual Obligations

At year-end 2010, contractual obligations consist of:

	Payments Due or Expiring by Year
	Total	2011	2012-13	2014-15	Thereafter
	(In thousands)

Debt(a)	$221,589	$47,506	$16,916	$127,231	$29,936
Interest payments on debt	51,300	10,993	20,896	16,640	2,771
Purchase obligations	11,392	11,392	—	—	—
Operating leases	22,390	2,621	4,828	3,979	10,962
Venture contributions	1,708	1,708	—	—	—

Total	$308,379	$74,220	$42,640	$147,850	43,669

(a)	Items included in our balance sheet. In 2011, payments due or expiring include about $34,366,000 in consolidated venture borrowings which are non-recourse to us. We believe it is likely that the venture will be able to extend or refinance these borrowings in 2011; however, there is no assurance that this can be done. We do not believe that the ultimate resolution of this matter will have a significant effect on our earnings or financial position.

Our sources of funding are our operating cash flows and borrowings under our senior credit facility. Our contractual obligations due in 2011 will likely be paid from operating cash flows and from borrowings under our senior credit facility.

Interest payments on debt include interest payments related to our fixed rate debt and estimated interest payments related to our variable rate debt. Estimated interest payments on variable rate debt were calculated assuming that the outstanding balances and interest rates that existed at year-end 2010 remain constant through maturity.

Purchase obligations are defined as legally binding and enforceable agreements to purchase goods and services. Our purchase obligations include commitments for land acquisition and land development, engineering and construction contracts for land development and service contracts.

Our operating leases are for timberland, facilities, equipment and ground water leases. In second quarter 2008, we entered into a 10-year agreement with Palisades West LLC, in which we have a 25 percent ownership interest, to lease approximately 32,000 square feet in Austin, Texas as our corporate headquarters. At year-end 2010, the remaining contractual obligation is $10,207,000. Also included in operating leases is a long-term timber lease of over 16,000 acres that has a remaining lease term of 15 years and a remaining contractual obligation of $8,793,000 and about 17,800 acres of ground water leases with remaining contractual obligations of $940,000.

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

Off-Balance Sheet Arrangements

From time to time, we enter into off-balance sheet arrangements to facilitate our operating activities. At year-end 2010, our off-balance sheet unfunded arrangements, excluding contractual interest payments, purchase obligations, operating lease obligations and venture contributions included in the table of contractual obligations, consist of:

	Payments Due or Expiring by Year
	Total	2011	2012-13	2014-15	Thereafter
	(In thousands)

Performance bonds	$5,820	$5,325	$475	$20	$—
Standby letters of credit	3,007	3,000	7	—	—
Recourse obligations	3,231	751	131	1,057	1,292

Total	$12,058	$9,076	$613	$1,077	$1,292

Performance bonds, letters of credit and recourse obligations are primarily for our real estate development activities and include $2,476,000 of performance bonds and letters of credit we provided on behalf of certain ventures. Our venture partners also provide performance bonds and letters of credit. Generally these performance bonds or letters of credit would be drawn on due to lack of specific performance by us or the ventures, such as failure to deliver streets and utilities in accordance with local codes and ordinances.

At year-end 2010, we participate in three partnerships that have $72,364,000 of borrowings classified as current maturities. These partnerships have total assets of $55,262,000 and other liabilities of $11,799,000. These partnerships are managed by third parties who intend to extend or refinance these borrowings; however, there is no assurance that this can be done. Although these borrowings may be guaranteed by third parties, we may under certain circumstances elect or be required to provide additional equity to these partnerships. We do not believe that the ultimate resolution of these matters will have a significant effect on our earnings or financial position. Our investment in these partnerships is $3,139,000 at year-end 2010. These three partnerships are variable interest entities.

Cibolo Canyons — San Antonio, Texas

Cibolo Canyons consists of the JW Marriott® San Antonio Hill Country Resort & Spa development owned by third parties and a mixed-use development we own. We have about $88,528,000 invested in Cibolo Canyons at year-end 2010.

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

In exchange for our commitment to the resort, the third-party owners assigned to us certain rights under an agreement between the third-party owners and a legislatively created special purpose improvement district (SPID). This agreement includes the right to receive from the SPID 9 percent of hotel occupancy revenues and 1.5 percent of other resort sales revenues collected as taxes by the SPID through 2034. The amount we receive will be net of annual ad valorem tax reimbursements by the SPID to the third-party owners of the resort through 2020. In addition, these payments will be net of debt service, if any, on bonds issued by the SPID collateralized by hotel occupancy tax and other resort sales tax receipts through 2034.

The amounts we collect under this agreement are dependent on several factors including the amount of revenues generated by and ad valorem taxes imposed on the resort and the amount of any applicable debt service incurred by the SPID. As a result, there is significant uncertainty as to the amount and timing of collections under this agreement. Until these uncertainties are clarified, amounts collected under the agreement will be accounted for as a reduction of our investment in the resort development. The resort began operations in January 2010.

In fourth quarter 2010, we received approximately $1,000,000 from the SPID related to our share of hotel occupancy revenues and other resort sales revenues collected as taxes by the SPID in 2010. We accounted for this as a reduction of our investment. At year-end 2010, we have $41,869,000 invested in the resort development.

In fourth quarter 2010, we received payment in full plus interest for the $10,000,000 loan to a third-party equity investor in the resort development which was funded in first quarter 2010.

Mixed-Use Development

The mixed-use development we own consists of 2,100 acres planned to include about 1,400 residential lots and about 220 commercial acres designated for multifamily and retail uses, of which 640 lots and 64 commercial acres have been sold through year-end 2010.

In 2007, we entered into an agreement with the SPID providing for reimbursement of certain infrastructure costs related to the mixed-use development. Reimbursements are subject to review and approval by the SPID and unreimbursed amounts accrue interest at 9.75 percent. The SPID’s funding for reimbursements is principally derived from its ad valorem tax collections and bond proceeds collateralized by ad valorem taxes, less debt service on these bonds and annual administrative and public service expenses. Through year-end 2010, we have submitted and received approval for reimbursement of about $57,322,000 of infrastructure costs and have received reimbursements totaling $20,770,000, of which $500,000 was received in 2010 and $20,270,000 was received in 2009. At year-end 2010, we have $36,552,000 in approved and pending reimbursements, excluding interest.

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

At year-end 2010, we have $46,659,000 invested in the mixed-use development.

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

•	Investment in Real Estate and Cost of Real Estate Sales — In allocating costs to real estate owned and real estate sold, we must estimate current and future real estate values. Our estimates of future real estate values sometimes must extend over periods 15 to 20 years from today and are dependent on numerous assumptions including our intentions and future market and economic conditions. In addition, when we sell real estate from projects that are not finished, we must estimate future development costs through completion. Differences between our estimates and actual results will affect future carrying values and operating results.

•	Impairment of Long-Lived Assets — Measuring assets for impairment requires estimating future fair values based on our intentions as to holding periods, future operating cash flows and the residual value of assets under review, primarily undeveloped land. Depending on the asset under review, we use varying methods to determine fair value, such as discounting expected future cash flows, determining resale values by market, or applying a capitalization rate to net operating income using prevailing rates in a given market. Changes in economic conditions, demand for real estate, and the projected net operating income for a specific property will inevitably change our estimates.

•	Share-Based Compensation — We use the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the stock price as well as assumptions regarding a number of other variables. These variables include expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors (term of option), risk-free interest rate and expected dividends. We have limited historical experience as a stand-alone company so we utilized alternative methods in determining our valuation assumptions. The expected life was based on the simplified method utilizing the midpoint between the vesting period and the contractual life of the awards. The expected stock price volatility was based on historical prices of our peers’ common stock for a period corresponding to the expected life of the options. Pre-vesting forfeitures are estimated based upon the pool of participants and their expected activity and historical trends.

•	Income Taxes — In preparing our consolidated financial statements, significant judgment is required to estimate our income taxes. Our estimates are based on our interpretation of federal and state tax laws. We estimate our actual current tax due and assess temporary and permanent differences resulting from differing treatment of items for tax and accounting purposes. The temporary differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. If needed, we record a valuation allowance against our deferred tax assets. In addition, when we believe a tax position is supportable but the outcome uncertain, we include the item in our tax return but do not recognize the related benefit in our provision for taxes. Instead, we record a reserve for unrecognized tax benefits, which represents our expectation of the most likely outcome considering the technical merits and specific facts of the position. Changes to liabilities are only made when an event occurs that changes the most likely outcome, such as settlement with the relevant tax authority, expiration of statutes of limitations, changes in tax law, or recent court rulings. Adjustments to temporary differences, permanent differences or uncertain tax positions could materially impact our financial position, cash flow and results of operation.

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

Adopted and Pending Accounting Pronouncements

We adopted four new accounting pronouncements in 2010, the adoption of which did not have a significant effect on our earnings or financial position. There are two pending accounting pronouncements that we will be required to adopt in 2011 and adoption is not anticipated to have a significant effect on our earnings or financial position. Please read Note 2 — New Accounting Pronouncements to the Consolidated Financial Statements.

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

Interest Rate Risk

Our interest rate risk is principally related to our variable-rate debt. Interest rate changes impact earnings due to the resulting increase or decrease in our variable-rate debt, which was $191,658,000 at year-end 2010 and $213,195,000 at year-end 2009. In 2009, our outstanding variable rate debt includes the effect of a $100,000,000 notional amount interest rate swap, which matured on March 1, 2010.

The following table illustrates the estimated effect on our pre-tax income of immediate, parallel, and sustained shifts in interest rates for the next 12 months on our variable-rate debt at year-end 2010, with comparative year-end 2009 information. This estimate assumes that debt reductions from contractual payments will be replaced with short-term, variable-rate debt; however, that may not be the financing alternative we choose.

	At Year-End
Change in Interest Rates	2010	2009
	(In thousands)

+2%	$(3,728)	$(4,100)
+1%	(1,917)	(2,132)
−1%	1,917	2,132
−2%	3,833	4,264

Foreign Currency Risk

We have no exposure to foreign currency fluctuations.

Commodity Price Risk

We have no significant exposure to commodity price fluctuations.

Item 8.	Financial Statements and Supplementary Data.

The Consolidated Financial Statements and related notes and schedules are indexed on page F-1, and are attached beginning on page F-1 to this Annual Report on Form 10-K.

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

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Set forth below is certain information about the members of our Board of Directors:

		Year First
		Elected to
Name	Age	the Board	Principal Occupation

Kenneth M. Jastrow, II	63	2007	Non-Executive Chairman of Forestar Group Inc.
Louis R. Brill	69	2007	Former Chief Accounting Officer of Temple-Inland Inc.
Kathleen Brown	65	2007	Chairman of Investment Banking for the Midwest Region, Goldman, Sachs & Co.
William G. Currie	63	2007	Chairman of Universal Forest Products, Inc.
James M. DeCosmo	52	2007	President and Chief Executive Officer of Forestar Group Inc.
Michael E. Dougherty	70	2008	Founder and Chairman of Dougherty Financial Group LLC
James A. Johnson	67	2007	Vice Chairman of Perseus LLC
William C. Powers, Jr.	64	2007	President of The University of Texas at Austin
James A. Rubright	64	2007	Chairman and Chief Executive Officer of Rock-Tenn Company
Richard M. Smith	65	2007	President of Pinkerton Foundation

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

The information required by this item is incorporated by reference from our Definitive Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

We have only one equity compensation plan, the Forestar 2007 Stock Incentive Plan, which was approved by our sole shareholder prior to the spin-off. Information at year-end 2010 about our equity compensation plan under which our common stock may be issued follows:

Number of Securities
Remaining Available for
	Number of Securities to be	Weighted-Average	Future Issuance Under
	Issued Upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights(1)(2)	Warrants and Rights	Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,371,547	$21.86	2,830,653
Equity compensation plans not approved by security holders	None	None	None
Total	2,371,547	$21.86	2,830,653

(1)	Includes approximately 1,242,000 issuable to personnel of Temple-Inland and the other spin-off entity resulting from the equitable adjustment of Temple-Inland equity awards in connection with our spin-off.

(2)	Includes approximately 96,000 equity-settled restricted stock units, which are excluded from the calculation of weighted-average exercise price.

The remaining information required by this item is incorporated by reference from our Definitive Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from our Definitive Proxy Statement.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is incorporated by reference from our Definitive Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Documents filed as part of this report.

(1) Financial Statements

Our Consolidated Financial Statements are attached beginning on page F-1 to this Annual Report on Form 10-K.

(2) Financial Statement Schedules

Schedule III — Consolidated Real Estate and Accumulated Depreciation is attached beginning on page S-1 to this Annual Report on Form 10-K.

Schedules other than those listed above are omitted as the required information is either inapplicable or the information is presented in our Consolidated Financial Statements and notes thereto.

(3) Exhibits

The exhibits listed in the Exhibit Index in (b) below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

(b) Exhibits

Exhibit
Number	Exhibit

2.1	Separation and Distribution Agreement, dated December 11, 2007, among Forestar Real Estate Group Inc. (the “Company”), Guaranty Financial Group Inc., and Temple — Inland Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2007).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2007).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2007).
3.3	First Amendment to Amended and Restated Bylaws of Forestar Real Estate Group Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on February 19, 2008).
3.4	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2007).

Exhibit
Number		Exhibit

3.5		Second Amendment to Amended and Restated Bylaws of Forestar Real Estate Group Inc. (incorporated by reference to Exhibit 3.5 of the Company’s Annual Report on Form 10-K filed with the Commission on March 5, 2009)
3.6		Certificate of Ownership and Merger, dated November 21, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 24, 2008).
3.7		Third Amendment to Amended and Restated Bylaws of Forestar Group Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the Commission on November 24, 2008).
4.1		Specimen Certificate for shares of common stock, par value $1.00 per share, of Forestar Real Estate Group Inc. (incorporated by reference to Exhibit 4.1 of Amendment No. 5 to the Company’s Form 10 filed with the Commission on December 10, 2007).
4.2		Rights Agreement, dated December 11, 2007, between Forestar Real Estate Group Inc. and Computershare Trust Company, N.A., as Rights Agent (including Form of Rights Certificate) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2007).
10.1		Tax Matters Agreement, dated December 11, 2007, among Forestar Real Estate Group Inc., Guaranty Financial Group Inc., and Temple — Inland Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2007).
10.2		Transition Services Agreement, dated December 11, 2007, among Forestar Real Estate Group Inc., Guaranty Financial Group Inc., and Temple — Inland Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2007).
10.3		Employee Matters Agreement, dated December 11, 2007, among Forestar Real Estate Group Inc., Guaranty Financial Group Inc., and Temple — Inland Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2007).
10.4		Form of Forestar Real Estate Group Retirement Savings Plan (incorporated by reference to Exhibit 10.4 of Amendment No. 5 to the Company’s Form 10 filed with the Commission on December 10, 2007).
10	.5†	Form of Forestar Real Estate Group Supplemental Employee Retirement Plan (incorporated by reference to Exhibit 10.5 of Amendment No. 5 to the Company’s Form 10 filed with the Commission on December 10, 2007).
10	.6†	Form of Forestar Real Estate Group 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 of Amendment No. 5 to the Company’s Form 10 filed with the Commission on December 10, 2007).
10	.7†	Form of Forestar Real Estate Group Director’s Fee Deferral Plan (incorporated by reference to Exhibit 10.7 of Amendment No. 5 to the Company’s Form 10 filed with the Commission on December 10, 2007).
10	.8†	Form of Indemnification Agreement to be entered into between the Company and each of its directors (incorporated by reference to Exhibit 10.9 of Amendment No. 5 to the Company’s Form 10 filed with the Commission on December 10, 2007).
10	.9†	Form of Change in Control Agreement between the Company and its named executive officers (incorporated by reference to Exhibit 10.10 of Amendment No. 5 to the Company’s Form 10 filed with the Commission on December 10, 2007).
10	.10†	Employment Agreement between the Company and James M. DeCosmo dated August 9, 2007 (incorporated by reference to Exhibit 10.11 of Amendment No. 5 to the Company’s Form 10 filed with the Commission on December 10, 2007).
10	.11†	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K filed with the Commission on March 5, 2009).
10	.12†	Form of Restricted Stock Agreement (Tier 1) (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K filed with the Commission on March 5, 2009).
10	.13†	Form of Restricted Stock Units Agreement for senior executives (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on February 12, 2009).

Exhibit
Number		Exhibit

10	.14†	Form of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on February 12, 2009).
10	.15†	First Amendment to Forestar Group Inc. Director’s Fee Deferral Plan (incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K filed with the Commission on March 5, 2009).
10	.16†	First Amendment to the Forestar Real Estate Group Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on May 13, 2009).
10.17		Purchase and Sale Agreement, dated as of May 2, 2009, by and between Forestar (USA) Real Estate Group Inc. and Hancock Natural Resource Group, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 6, 2009).
10.18		Purchase and Sale Agreement, dated as of June 26, 2009, by and between Forestar (USA) Real Estate Group Inc. and Holland M. Ware (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 6, 2009).
10	.19†	Second Amendment to the Forestar Group Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed with the Commission on March 3, 2010).
10.20		Amended and Restated Revolving and Term Credit Agreement, dated as of August 6, 2010, by and among the Company, Forestar (USA) Real Estate Group Inc. and its wholly-owned subsidiaries signatory thereto, KeyBank National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on August 6, 2010).
10.21		Supplement dated February 23, 2011 to the Amended and Restated Revolving and Term Credit Agreement, by and between Forestar (USA) Real Estate Group Inc., KeyBank National Association, and JP Morgan Chase Bank, National Association (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on February 24, 2011).
10	.22†*	Severance Agreement dated October 12, 2009, by and between the Company and Phillip J. Weber.
10	.23†*	First Amendment to Employment Agreement, dated as of November 10, 2010, by and between the Company and James M. DeCosmo.
10	.24†	Form of Market-Leveraged Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on February 9, 2011).
21	.1*	List of Subsidiaries of the Company.
23	.1*	Consent of Ernst & Young LLP.
23	.2*	Consent of Netherland, Sewell & Associates, Inc.
31	.1*	Certification of Chief Executive Officer pursuant to Exchange Act rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer pursuant to Exchange Act rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99	.1*	Reserve report of Netherland, Sewell & Associates, Inc., dated February 25, 2011.

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Forestar Group Inc.

By:	/s/ James M. DeCosmo
James M. DeCosmo
President and Chief Executive Officer

Date: March 2, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ James M. DeCosmo James M. DeCosmo	Director, President and Chief Executive Officer (Principal Executive Officer)	March 2, 2011

/s/ Christopher L. Nines Christopher L. Nines	Chief Financial Officer (Principal Financial Officer)	March 2, 2011

/s/ Charles D. Jehl Charles D. Jehl	Chief Accounting Officer (Principal Accounting Officer)	March 2, 2011

/s/ Kenneth M. Jastrow, II Kenneth M. Jastrow, II	Non-Executive Chairman of the Board	March 2, 2011

/s/ Louis R. Brill Louis R. Brill	Director	March 2, 2011

/s/ Kathleen Brown Kathleen Brown	Director	March 2, 2011

/s/ William G. Currie William G. Currie	Director	March 2, 2011

/s/ Michael E. Dougherty Michael E. Dougherty	Director	March 2, 2011

/s/ James A. Johnson James A. Johnson	Director	March 2, 2011

/s/ William C. Powers, Jr. William C. Powers, Jr.	Director	March 2, 2011

/s/ James A. Rubright James A. Rubright	Director	March 2, 2011

/s/ Richard M. Smith Richard M. Smith	Director	March 2, 2011

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

Management conducted the required assessment of the effectiveness of our internal control over financial reporting as of year-end. Based upon this assessment, management believes that our internal control over financial reporting is effective as of year-end 2010.

Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Form 10-K, has also audited our internal control over financial reporting. Their attestation report follows this report of management.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Forestar Group Inc.:

We have audited Forestar Group Inc. and subsidiaries (Forestar Group) internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Forestar Group’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, Forestar Group maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Forestar Group as of December 31, 2010 and December 31, 2009 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years ended December 31, 2010 and our report dated March 2, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas
March 2, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Forestar Group Inc.:

We have audited the accompanying consolidated balance sheets of Forestar Group Inc. and subsidiaries (Forestar Group) as of December 31, 2010 and December 31, 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Forestar Group at December 31, 2010 and December 31, 2009, and the consolidated results of their operations and their cash flows for each of the three years ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Forestar Group’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas
March 2, 2011

FORESTAR GROUP INC.

CONSOLIDATED BALANCE SHEETS

	At Year-End
	2010	2009
	(In thousands, except share data)

ASSETS
Cash and cash equivalents	$5,366	$21,051
Real estate	562,192	542,812
Assets held for sale	21,122	31,226
Investment in unconsolidated ventures	101,166	109,597
Timber	17,959	19,845
Receivables, net of allowance for bad debts of $144 in 2010 and 2009	2,875	1,841
Prepaid expenses	2,038	2,587
Property and equipment, net of accumulated depreciation of $4,405 in 2010 and $3,629 in 2009	5,895	5,234
Deferred tax asset	47,141	40,751
Goodwill and other intangible assets	6,527	—
Other assets	17,043	9,790

TOTAL ASSETS	$789,324	$784,734

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$4,214	$4,573
Accrued employee compensation and benefits	994	4,025
Accrued property taxes	3,662	4,302
Accrued interest	1,061	871
Income taxes payable	3,293	2,809
Other accrued expenses	8,168	8,269
Other liabilities	32,064	24,924
Debt	221,589	216,626

TOTAL LIABILITIES	275,045	266,399

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Forestar Group Inc. shareholders’ equity:
Preferred stock, par value $0.01 per share, 25,000,000 authorized shares, none issued	—	—
Common stock, par value $1.00 per share, 200,000,000 authorized shares, 36,667,210 issued at December 31, 2010 and 36,255,336 issued at December 31, 2009	36,667	36,255
Additional paid-in capital	391,352	384,795
Retained earnings	101,001	95,876
Accumulated other comprehensive loss	—	(256)
Treasury stock, at cost, 1,216,647 shares at December 31, 2010 and 209,544 shares at December 31, 2009	(19,456)	(4,214)

Total Forestar Group Inc. shareholders’ equity	509,564	512,456
Noncontrolling interests	4,715	5,879

TOTAL SHAREHOLDERS’ EQUITY	514,279	518,335

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$789,324	$784,734

Please read the notes to the consolidated financial statements.

FORESTAR GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Year
	2010	2009	2008
	(In thousands, except per share amounts)

REVENUES
Real estate sales	$45,003	$75,050	$73,555
Income producing properties and other	23,266	19,386	25,304

Real estate	68,269	94,436	98,859
Mineral resources	24,790	36,256	47,671
Fiber resources and other	8,301	15,559	13,192

	101,360	146,251	159,722
EXPENSES
Cost of real estate sales	(27,488)	(30,463)	(38,395)
Cost of income producing properties and other	(18,737)	(15,844)	(16,736)
Cost of mineral resources	(1,097)	(922)	(1,714)
Cost of fiber resources	(1,640)	(3,396)	(3,357)
Other operating	(39,539)	(44,685)	(41,486)
General and administrative	(22,581)	(29,926)	(22,228)
Gain on sale of assets	28,607	104,047	—

	(82,475)	(21,189)	(123,916)

OPERATING INCOME	18,885	125,062	35,806
Equity in earnings (loss) of unconsolidated ventures	4,701	(7,771)	4,642
Interest expense	(16,446)	(20,459)	(21,283)
Other non-operating income	1,164	375	279

INCOME BEFORE TAXES	8,304	97,207	19,444
Income tax expense	(2,470)	(35,633)	(5,235)

CONSOLIDATED NET INCOME	5,834	61,574	14,209
Less: Net income attributable to noncontrolling interests	(709)	(2,467)	(2,235)

NET INCOME ATTRIBUTABLE TO FORESTAR GROUP INC.	$5,125	$59,107	$11,974

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	35,815	35,805	35,455
Diluted	36,377	36,102	35,892
NET INCOME PER COMMON SHARE
Basic	$0.14	$1.65	$0.34
Diluted	$0.14	$1.64	$0.33

Please read the notes to the consolidated financial statements.

FORESTAR GROUP INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

		Forestar Group Inc. Shareholders
							Accumulated
				Additional			Other
		Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Noncontrolling
	Total	Shares	Amount	Capital	Shares	Amount	Income	Earnings	Interest
	(In thousands, except share data)

Balances at December 29, 2007	$441,830	35,380,385	$35,380	$373,026	(53)	$—	$—	$24,795	$8,629
Net income	14,209	—	—	—	—	—	—	11,974	2,235
Unrealized loss on interest rate swap, net of taxes of $679	(1,260)	—	—	—	—	—	(1,260)	—	—

Comprehensive income	$12,949
Distributions to noncontrolling interest	(4,441)	—	—	—	—	—	—	—	(4,441)
Contributions from noncontrolling interest	237	—	—	—	—	—	—	—	237
Issuances of common stock	—	182,976	183	(183)	—	—	—	—	—
Issuances of restricted stock	—	214,426	214	(214)	—	—	—	—	—
Issuances from exercises of stock options	897	61,603	62	835	—	—	—	—	—
Shares withheld for payroll taxes	(1,194)	—	—	—	(52,482)	(1,194)	—	—	—
Shares exchanged for options exercised	(646)	—	—	—	(27,394)	(646)	—	—	—
Forfeitures of restricted stock	(19)	—	—	7	(10,890)	(26)	—	—	—
Share-based compensation	4,254	—	—	4,254	—	—	—	—	—
Tax benefit from exercise of restricted stock units and stock options and vested restricted stock	85	—	—	85	—	—	—	—	—

Balances at December 31, 2008	$453,952	35,839,390	$35,839	$377,810	(90,819)	$(1,866)	$(1,260)	$36,769	$6,660
Net income	61,574	—	—	—	—	—	—	59,107	2,467
Unrealized gain on interest rate swap, net of taxes of ($542)	1,004	—	—	—	—	—	1,004	—	—

Comprehensive income	$62,578
Distributions to noncontrolling interest	(3,501)	—	—	—	—	—	—	—	(3,501)
Contributions from noncontrolling interest	253	—	—	—	—	—	—	—	253
Issuances of common stock	—	4,870	5	(5)	—	—	—	—	—
Issuances of restricted stock	—	125,275	125	(125)	—	—	—	—	—
Issuances from exercises of stock options	3,547	285,801	286	3,261	—	—	—	—	—
Shares withheld for payroll taxes	(467)	—	—	—	(24,170)	(467)	—	—	—
Shares exchanged for options exercised	(1,880)	—	—	—	(93,255)	(1,880)	—	—	—
Forfeitures of restricted stock	—	—	—	1	(1,300)	(1)	—	—	—
Share-based compensation	3,824	—	—	3,824	—	—	—	—	—
Tax benefit from exercise of restricted stock units and stock options and vested restricted stock	29	—	—	29	—	—	—	—	—

Balances at December 31, 2009	$518,335	36,255,336	$36,255	$384,795	(209,544)	$(4,214)	$(256)	$95,876	$5,879
Net income	5,834	—	—	—	—	—	—	5,125	709
Unrealized gain on interest rate swap, net of taxes of ($137)	256	—	—	—	—	—	256	—	—

Comprehensive income	$6,090
Distributions to noncontrolling interest	(2,690)	—	—	—	—	—	—	—	(2,690)
Contributions from noncontrolling interest	817	—	—	—	—	—	—	—	817
Issuances of common stock	—	2,585	3	(3)	—	—	—	—	—
Issuances of restricted stock	—	308,697	309	(309)	—	—	—	—	—
Issuances from exercises of stock options	1,199	91,078	91	1,108	—	—	—	—	—
Issuances from restricted stock units	165	9,514	9	156	—	—	—	—	—
Shares withheld for payroll taxes	(7)	—	—	—	(389)	(7)	—	—	—
Shares exchanged for options exercised	(54)	—	—	—	(2,858)	(54)	—	—	—
Shares repurchased	(15,178)	—	—	—	(1,000,987)	(15,178)	—	—	—
Forfeitures of restricted stock	—	—	—	3	(2,869)	(3)	—	—	—
Share-based compensation	5,572	—	—	5,572	—	—	—	—	—
Tax benefit from exercise of restricted stock units and stock options and vested restricted stock	30	—	—	30	—	—	—	—	—

Balances at December 31, 2010	$514,279	36,667,210	$36,667	$391,352	(1,216,647)	$(19,456)	$—	$101,001	$4,715

Please read the notes to the consolidated financial statements.

FORESTAR GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year
	2010	2009	2008
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$5,834	$61,574	$14,209
Adjustments:
Depreciation and amortization	9,014	9,786	7,673
Deferred income taxes	(6,527)	(22,734)	(11,399)
Tax benefits not recognized for book purposes	133	6,162	—
Equity in (earnings) loss of unconsolidated ventures	(4,701)	7,771	(4,642)
Distributions of earnings of unconsolidated ventures	1,609	259	1,053
Distributions of earnings to noncontrolling interests	(1,881)	(3,325)	(4,427)
Share-based compensation	11,596	11,998	4,516
Non-cash real estate cost of sales	18,261	25,858	34,766
Non-cash cost of assets sold	9,503	49,804	—
Proceeds reinvested through qualified intermediary under IRC Section 1031	(23,045)	—	—
Real estate development and acquisition expenditures	(16,660)	(33,787)	(99,189)
Reimbursements from utility and improvement districts	4,752	24,945	674
Other changes in real estate	179	384	(522)
Gain on termination of timber lease	(671)	(195)	(1,627)
Cost of timber cut	1,544	3,104	2,968
Deferred income	1,307	(2,673)	681
Asset impairments	9,042	7,931	3,000
Loss on sale of assets held for sale	277	—	—
Other	(16)	528	(538)
Changes in:
Receivables	104	(747)	22
Proceeds due from qualified intermediary under IRC Section 1031	(1,347)	—	—
Prepaid expenses and other	1,154	1,259	2,188
Accounts payable and other accrued liabilities	(6,394)	(8,490)	(165)
Income taxes	484	2,708	(1,130)

Net cash provided by (used for) operating activities	13,551	142,120	(51,889)
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, equipment, software and reforestation	(2,702)	(7,295)	(5,197)
Investment in unconsolidated ventures	(3,291)	(2,875)	(17,845)
Return of investment in unconsolidated ventures	14,849	3,797	6,168
Business acquisitions, net of cash acquired	(38,055)	—	—
Proceeds from sale of property and equipment	—	—	52
Proceeds from sale of assets held for sale	2,602	—	—
Proceeds from termination of timber lease	—	—	155

Net cash (used for) investing activities	(26,597)	(6,373)	(16,667)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of debt	(63,420)	(164,612)	(80,165)
Additions to debt	81,590	43,836	151,552
Deferred financing fees	(6,304)	(3,209)	(1,619)
Return of investment to noncontrolling interest	(809)	(176)	(14)
Exercise of stock options	1,199	3,547	897
Repurchases of common stock	(15,178)	—	—
Payroll taxes on restricted stock and stock options	(61)	(2,347)	(1,858)
Tax benefit from share-based compensation	30	29	85
Other	314	109	285

Net cash (used for) provided by financing activities	(2,639)	(122,823)	69,163

Net (decrease) increase in cash and cash equivalents	(15,685)	12,924	607
Cash and cash equivalents at beginning of year	21,051	8,127	7,520

Cash and cash equivalents at year-end	$5,366	$21,051	$8,127

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$11,889	$16,951	$21,006
Income taxes	$8,423	$48,299	$18,414
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
Capitalized interest	$75	$1,021	$3,628
Lessor construction allowances	$—	$—	$1,296
SUPPLEMENTAL DISCLOSURE OF BUSINESS ACQUISITIONS INFORMATION:
Proceeds reinvested through qualified intermediary under IRC Section 1031	$23,045	$—	$—
Proceeds provided by financing activities	38,055	—	—

Total business acquisitions	$61,100	$—	$—

Please read the notes to the consolidated financial statements.

FORESTAR GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and other short-term instruments with original maturities of three months or less. Restricted cash included in cash and cash equivalents was $773,000 at year-end 2010 and $574,000 at year-end 2009.

Cash Flows

Expenditures for the acquisition and development of real estate are classified as operating activities. Expenditures for the acquisition of income producing properties and business acquisitions are classified as investing activities.

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

Fair Value Measurements

Financial instruments for which we did not elect the fair value option include cash and cash equivalents, accounts and notes receivables, other current assets, long-term debt, accounts payable and other current

FORESTAR GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liabilities. With the exception of long-term notes receivable and debt, the carrying amounts of these financial instruments approximate their fair values due to their short-term nature or variable interest rates.

Goodwill and Other Intangible Assets

We record goodwill when the purchase price of a business acquisition exceeds the estimated fair value of net identified tangible and intangible assets acquired. We do not amortize goodwill or other indefinite lived intangible assets. Instead, we measure these assets for impairment based on the estimated fair values at least annually or more frequently if impairment indicators exist. We perform the annual impairment measurement as of the beginning of the fourth quarter of each year. Intangible assets with finite useful lives are amortized over their estimated useful lives.

We capitalize purchased software costs as well as the direct internal and external costs associated with software we develop for our own use. We amortize these capitalized costs using the straight-line method over estimated useful lives ranging from three to seven years. The carrying value of capitalized software was $2,823,000 at year-end 2010 and $2,859,000 at year-end 2009 and is included in other assets. The amortization of these capitalized costs was $1,206,000 in 2010, $1,012,000 in 2009 and $784,000 in 2008 and is included in general and administrative and operating expenses.

Impairment of Long-Lived Assets

We review long-lived assets held for use, principally real estate, for impairment when events or circumstances indicate that their carrying value may not be recoverable. Impairment exists if the carrying amount of the long-lived asset is not recoverable from the undiscounted cash flows expected from its use and eventual disposition. We determine the amount of the impairment loss by comparing the carrying value of the long-lived asset to its estimated fair value. In the absence of quoted market prices, we determine estimated fair value generally based on the present value of future probability weighted cash flows expected from the sale of the long-lived asset. We recognized non-cash real estate asset impairments of $9,042,000 in 2010, $5,718,000 in 2009 and $3,000,000 in 2008. Non-cash impairment charges related to our owned and consolidated real estate assets are included in cost of real estate sales.

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

When we believe a tax position is supportable but the outcome uncertain, we include the item in our tax return but do not recognize the related benefit in our provision for taxes. Instead, we record a reserve for unrecognized tax benefits, which represents our expectation of the most likely outcome considering the technical merits and specific facts of the position. Changes to liabilities are only made when an event occurs that changes the most likely outcome, such as settlement with the relevant tax authority, expiration of statutes of limitations, changes in tax law, or recent court rulings.

Mineral Interests

We acquire real estate that may include the subsurface rights associated with the property, including minerals. We capitalize the costs of acquiring these mineral interests. We amortize the cost assigned to unproved interests, principally acquisition costs, using the straight-line method over appropriate periods based

FORESTAR GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on our experience, generally no longer than 10 years. Costs assigned to individual unproven interests are minimal and amortized on an aggregate basis. When we lease these interests to third-party oil and natural gas exploration and production entities, any related unamortized costs are accounted for using the cost recovery method from the cash proceeds received from lease bonus payments. We have fully amortized all previously capitalized acquisition costs and did not capitalize any costs in 2010, 2009 or 2008.

When we lease our mineral interests to third-party exploration and production entities, we retain a royalty interest and may take an additional participation in production, including a non-operating working interest. Non-operating working interests refer to well interests in which we pay a share of the costs to drill, complete and operate a well and receive a proportionate share of the production revenues. We use the successful efforts method to account for our mineral interest participations. Mineral interests and non-operating working interests, net of amortization, are included in property and equipment on our balance sheet. We amortize our capitalized non-operating working interests based on the units of production depletion method.

Operating Leases

We occupy office space in various locations under operating leases. The lease agreements may contain rent escalation clauses, construction allowances and/or contingent rent provisions. We expense operating leases ratably over the shorter of the useful life or the lease term. For scheduled rent escalation clauses, we recognize the base rent expense on a straight-line basis and record the difference between the recognized rent expense and the amounts payable under the lease as deferred lease credits included in other liabilities in the consolidated balance sheets. Deferred lease credits are amortized over the lease term. For construction allowances, we record leasehold improvement assets included in property and equipment in the consolidated balance sheets amortized over the shorter of their economic lives or the lease term. The related deferred lease credits are amortized as a reduction of rent expense over the lease term.

Property and Equipment

We carry property and equipment at cost less accumulated depreciation. We capitalize the cost of significant additions and improvements, and we expense the cost of repairs and maintenance. We capitalize interest costs incurred on major construction projects. We depreciate these assets using the straight-line method over their estimated useful lives as follows:

		Carrying
	Estimated	Value Year-End
	Useful Lives	2010	2009
		(In thousands)

Buildings and building improvements	10 to 40 years	$4,417	$4,402
Property and equipment	2 to 10 years	5,883	4,461

		10,300	8,863
Less: accumulated depreciation		(4,405)	(3,629)

		$5,895	$5,234

Depreciation expense of property and equipment was $890,000 in 2010, $1,022,000 in 2009 and $650,000 in 2008.

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

FORESTAR GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sell real estate from projects that are not finished, we include in the cost of real estate sold estimates of future development costs though completion, allocated based on relative sales values. These estimates of future development costs are reevaluated at least annually, with any adjustments being allocated prospectively to the remaining units available for sale.

Income producing properties are carried at cost less accumulated depreciation computed using the straight-line method over their estimated useful lives.

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

Revenue

Real Estate

We recognize revenue from sales of real estate when a sale is consummated, the buyer’s initial investment is adequate, any receivables are probable of collection, the usual risks and rewards of ownership have been transferred to the buyer, and we do not have significant continuing involvement with the real estate sold. If we determine that the earnings process is not complete, we defer recognition of any gain until earned. We recognize revenue from hotel room sales and other guest services when rooms are occupied and other guest services have been rendered. We recognize revenue from our multifamily properties when payments are due from residents, generally on a monthly basis.

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

FORESTAR GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiber Resources

We recognize revenue from timber sales upon passage of title, which occurs at delivery; when the price is fixed and determinable; and we are reasonably sure of collection. We recognize revenue from recreational leases on the straight-line basis over the lease term if we are reasonably sure of collection.

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

Note 2 —	New and Pending Accounting Pronouncements

Accounting Standards Adopted in 2010

In 2010, we adopted Accounting Standards Update (ASU) 2009-17 — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, ASU 2010-06 — Improving Disclosures about Fair Value Measurements, ASU 2010-09 — Amendments to Certain Recognition and Disclosure Requirements and ASU 2010-20 — Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. Adoption of these pronouncements did not have a significant effect on our earnings or financial position but did result in certain additional disclosures.

Pending Accounting Standards

ASU 2010-28 — When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts and ASU 2010-29 — Disclosure of Supplementary Pro Forma Information for Business Combinations will be effective first quarter 2011. Adoption is not anticipated to have a significant effect on our earnings or financial position.

Note 3 —	Strategic Initiatives and Assets Held for Sale

In 2009, we announced our near-term strategic initiatives to enhance shareholder value by: generating significant cash flow, principally from the sale of about 175,000 acres of higher and better use timberland; reducing debt by approximately $150,000,000; and repurchasing up to 20 percent of our common stock.

FORESTAR GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2009, we sold about 95,000 acres of timber and timberland in Georgia and Alabama for $158,603,000 in two transactions generating combined net proceeds of $153,851,000, which were principally used to reduce debt and pay taxes. These transactions resulted in combined gain on sale of assets of $104,047,000.

In 2010, we sold about 24,000 acres of timber and timberland in Georgia, Alabama and Texas for $38,778,000 in seven transactions generating combined net proceeds of $38,040,000, of which $24,392,000, including interest, was held by a qualified intermediary to be used to reinvest in qualifying real estate under Internal Revenue Code (IRC) Section 1031. These transactions resulted in a combined gain on sale of assets of $28,607,000. In addition, in third quarter 2010, we repurchased 1,000,987 shares of our common stock at a cost of $15,178,000. The repurchased shares are classified as treasury stock. In first quarter 2010, we sold our undivided interest in corporate aircraft resulting in net proceeds of $2,602,000 and loss on sale of assets of $277,000.

At year-end 2010, assets held for sale includes about 55,000 acres of undeveloped land with a carrying value of $14,513,000 and related timber with a carrying value of $6,609,000. We continue to actively market this land in accordance with these initiatives.

Note 4 —	Business Acquisitions

On December 29, 2010, we acquired a 401 unit, Class A multifamily property in Houston, Texas for $49,100,000. We used $23,045,000 of the proceeds held by a qualified intermediary under IRC Section 1031 and $26,500,000 of non-recourse borrowings to fund this acquisition, including closing costs. The purchase price was allocated to tangible and identifiable intangible assets based on their estimated fair value. Tangible assets include $48,024,000 related to land, building, improvements, furniture, fixtures and equipment and are included in real estate. Identifiable intangible assets include $1,076,000 which represents the fair value of the existing leases in place at the time of acquisition and will be amortized over the average lease term. The assets and operating results of this acquisition are included in income producing properties within our real estate segment. Operating results for 2010 were not significant.

On December 22, 2010, we acquired a water resources company for $12,000,000. It is focused on providing sustainable volumes of ground water to central Texas and the Interstate-35 growth corridor and its principal assets are approximately 17,800 acres of ground water leases. The purchase price was allocated between tangible and identifiable intangible assets based on estimated fair value. The assets include $6,000,000 in contingent consideration paid to the seller to accomplish future milestones, all of which is subject to reimbursement if the milestones are not accomplished by July 2014. The contingent consideration is included in other assets and will be amortized ratably over the performance period assuming the milestones are accomplished. In addition, tangible assets include $549,000 related to a test water well which is included in property, plant and equipment. Identifiable intangible assets include indefinite lived ground water leases with estimated fair value of $1,577,000. We recorded goodwill of $3,874,000 which represents the excess of the purchase price over the fair value of the tangible and identifiable intangible assets acquired. The assets and operating results are included within our mineral resources segment. Operating results for 2010 were not significant.

Pro forma consolidated operating income (loss) assuming these acquisitions had occurred at the beginning of 2009 would not be significantly different than those reported.

FORESTAR GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 —	Real Estate

Real estate consists of:

	At Year-End
	2010	2009
	(In thousands)

Entitled, developed and under development projects	$403,059	$424,447
Undeveloped land	86,608	91,011
Income producing properties	95,963	51,771

	585,630	567,229
Accumulated depreciation	(23,438)	(24,417)

	$562,192	$542,812

Included in entitled, developed and under development projects are the estimated costs of assets we expect to convey to utility and improvement districts of $59,079,000 in 2010 and $60,863,000 in 2009, including about $36,552,000 at year-end 2010 and about $37,062,000 at year-end 2009 related to our Cibolo Canyons project near San Antonio, Texas. These costs relate to water, sewer and other infrastructure assets we have submitted to utility or improvement districts for approval and reimbursement. We billed these districts $3,316,000 in 2010 and $11,824,000 in 2009. We collected $4,752,000 from these districts in 2010, of which $1,500,000 related to our Cibolo Canyons project and was accounted for as a reduction of our investment in the mixed-use and resort development. We collected $24,945,000 from these districts in 2009, of which $20,270,000 related to our Cibolo Canyons project and was accounted for as a reduction of our investment in the mixed-use development. We expect to collect the remaining amounts billed when these districts achieve adequate tax bases to support payment.

In first quarter 2010, entitled, developed and under development projects decreased by $11,865,000 due to lender foreclosure of a lien on a condominium property in Austin, Texas, owned by a consolidated variable interest entity. Please read Note 19 for additional information.

We recognized non-cash asset impairment charges of $9,042,000 in 2010 principally associated with a residential development project located near Atlanta, Georgia and a residential development with golf course and country club property located near Fort Worth, Texas. We recognized non-cash asset impairment charges of $5,718,000 in 2009 principally related to a condominium project in Austin, Texas. We recognized non-cash asset impairments of $3,000,000 in 2008 related to residential projects principally in Texas.

Income producing properties principally include a 401 unit, Class A multifamily property in Houston, Texas acquired on December 29, 2010 and a 414 room hotel located in Austin, Texas.

Depreciation expense, primarily related to income producing properties, was $2,680,000 in 2010, $1,873,000 in 2009 and $1,770,000 in 2008 and is included in other operating expense. Depreciation expense increased in 2010 primarily as a result of improvements to an income producing property in 2009.

Please read Schedule III for additional information.

Note 6 —	Timber

We have over 197,000 acres of timber, primarily in Georgia. We capitalized reforestation expenditures of $3,000 in 2010, $120,000 in 2009 and $282,000 in 2008. The cost of timber cut and sold was $1,544,000 in 2010, $3,104,000 in 2009 and $2,968,000 in 2008.

FORESTAR GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 —	Investment in Unconsolidated Ventures

At year-end 2010, we had ownership interests ranging from 25 to 50 percent in 10 ventures that we account for using the equity method. We have no real estate ventures that are accounted for using the cost method. Our three largest ventures at year-end 2010 are CL Realty, Temco and Palisades West. We own a 50 percent interest in both CL Realty and Temco, and Cousins Real Estate Corporation owns the other 50 percent interest. We own a 25 percent interest in Palisades West, Cousins Properties Incorporated owns a 50 percent interest and Dimensional Fund Advisors LP owns the remaining 25 percent. Information regarding these ventures follows:

•	CL Realty, L.L.C. was formed in 2002 for the purpose of developing residential and mixed-use communities in Texas and across the southeastern United States. At year-end 2010, the venture had 14 residential and mixed-use communities, of which 10 are in Texas, 3 are in Florida and 1 is in Georgia, representing about 5,350 planned residential lots and 300 commercial acres.

•	Temco Associates, LLC was formed in 1991 for the purpose of acquiring and developing residential real estate sites in Georgia. At year-end 2010, the venture had 5 residential and mixed-use communities, representing about 1,560 planned residential lots, all of which are located in Paulding County, Georgia. The venture also owns approximately 5,700 acres of undeveloped land in Paulding County, Georgia.

•	Palisades West LLC was formed in 2006 for the purpose of constructing a commercial office park in Austin, Texas. The project includes two office buildings totaling approximately 375,000 square feet and an accompanying parking garage. At year-end 2010, the buildings are approximately 97 percent leased. Our remaining commitment for investment in this venture as of year-end 2010 is $1,708,000. Effective fourth quarter 2008, we entered into a 10-year operating lease for approximately 32,000 square feet that we occupy as our corporate headquarters. In 2010, rents paid under this operating lease were $1,190,000 and are included in general and administrative expenses. Please read Note 17 — Commitments and Other Contingencies for additional information about operating leases.

Combined summarized balance sheet information for our ventures accounted for using the equity method follows:

	Year-End 2010						Year-End 2009
	CL		Palisades		Other		CL		Palisades		Other
	Realty	Temco	West		Ventures	Total	Realty	Temco	West		Ventures	Total
						(In thousands)

Real estate	$85,436	$60,454	$124,696		$69,612	$340,198	$113,169	$60,402	$122,566		$89,507	$385,644
Total assets	86,657	60,609	129,378		78,060	354,704	114,598	60,751	125,396		96,711	397,456
Borrowings(a)	2,664	2,929	—		74,605	80,198	3,568	3,061	—		77,113	83,742
Total liabilities	4,124	3,133	48,612	(b)	87,145	143,014	5,414	3,268	51,158	(b)	88,273	148,113
Equity	82,533	57,476	80,766		(9,085)	211,690	109,184	57,483	74,238		8,438	249,343
Our investment in real estate ventures:
Our share of their equity(c)	41,267	28,738	20,191		14,075	104,271	54,592	28,742	18,559		15,673	117,566
Unrecognized deferred gain(d)	(2,190)	—	—		(915)	(3,105)	(7,059)	—	—		(910)	(7,969)

Investment in real estate ventures	$39,077	$28,738	$20,191		$13,160	$101,166	$47,533	$28,742	$18,559		$14,763	$109,597

FORESTAR GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Combined summarized income statement information for our ventures accounted for using the equity method follows:

	For the Year
	2010	2009	2008
		(In thousands)

Revenues:
CL Realty	$28,013	$2,698	$8,065
Temco	2,180	1,419	6,426
Palisades West	13,588	12,496	1,421
Other ventures	12,074	7,659	12,865

Total	$55,855	$24,272	$28,777

Earnings (loss):
CL Realty(e)	$226	$(8,500)	$6,780
Temco(f)	210	(2,729)	940
Palisades West	4,668	4,626	1,218
Other ventures(g)	(17,421)	(2,628)	(2,488)

Total	$(12,317)	$(9,231)	$6,450

Our equity in their earnings (loss):
CL Realty	$113	$(4,250)	$3,377
Temco	105	(1,365)	469
Palisades West	1,167	1,156	304
Other ventures(c)	(1,553)	(3,312)	482
Recognition of deferred gain(d)	4,869	—	10

Total	$4,701	$(7,771)	$4,642

(a)	Total includes current maturities of $75,121,000 at year-end 2010, of which $43,166,000 is non-recourse to us, and $80,625,000 at year-end 2009, of which $46,936,000 is non-recourse to us.

(b)	Principally includes deferred income from leasehold improvements funded by tenants in excess of leasehold improvement allowances. These amounts are recognized as rental income over the lease term and are offset by depreciation expense related to these tenant improvements. There is no effect on venture net income.

(c)	Our share of the equity in other ventures reflects our ownership interests ranging from 25 to 50 percent, excluding venture losses that exceed our investment where we are not obligated to fund those losses.

(d)	Represents deferred gains on real estate contributed by us to ventures. We recognize the gains as real estate is sold to third parties. The deferred gains are reflected as a reduction to our investment in unconsolidated ventures. In 2010, we recognized about $4,869,000 in gains previously deferred by us as CL Realty sold about 625 acres in fourth quarter 2010 to a third party for $20,250,000.

(e)	In 2010, CL Realty’s earnings include impairment charges of $4,458,000 principally related to a commercial real estate project located near the Texas Gulf Coast. In 2009, CL Realty’s loss includes impairment charges of $3,300,000 related to two residential real estate projects located in Tampa, Florida and an impairment charge of $5,238,000 related to an equity investment in an unconsolidated venture.

(f)	In 2009, Temco Associates’ loss includes an impairment charge of $1,263,000 related to a residential real estate project located in Atlanta, Georgia.

FORESTAR GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(g)	In 2010, other ventures loss includes a $13,061,000 loss on sale of a golf course and country club property in Denton, Texas. This loss did not impact our equity in the earnings (loss) of this venture as we exclude losses that exceed our investment where we are not obligated to provide additional equity.

In 2010, we invested $3,291,000 in these ventures and received $16,458,000 in distributions; in 2009, we invested $2,875,000 in these ventures and received $4,056,000 in distributions; and in 2008, we invested $17,845,000 in these ventures and received $7,221,000 in distributions. Distributions include both return of investments and distributions of earnings.

At year-end 2010, we participate in three partnerships that have $72,364,000 of borrowings classified as current maturities. These partnerships have total assets of $55,262,000 and other liabilities of $11,799,000. These partnerships are managed by third parties who intend to extend or refinance these borrowings; however, there is no assurance that this can be done. Although these borrowings may be guaranteed by third parties, we may under certain circumstances elect or be required to provide additional equity to these partnerships. We do not believe that the ultimate resolution of these matters will have a significant effect on our earnings or financial position. Our investment in these partnerships is $3,139,000 at year-end 2010. These three partnerships are variable interest entities. Please read Note 19 for additional information.

We provide development services for some of these ventures for which we receive a fee. Fees for these services were $1,091,000 in 2010, $45,000 in 2009 and $120,000 in 2008 and are included in real estate revenues. In 2010, we received fees of $1,013,000 related to the sale of approximately 625 acres by CL Realty for marketing the property and closing the transaction on behalf of the venture.

Note 8 —	Receivables

Receivables consist of:

	At Year-End
	2010	2009
	(In thousands)

Seller financing notes receivable, average interest rate of 7.93% at year-end 2010 and 5.76% at year-end 2009	$383	$1,112
Note receivable, average interest rate of 7.75% at year-end 2010	674	—
Due from qualified intermediary (see Note 3 for additional information)	1,347	—
Accrued interest and other	615	873

	3,019	1,985
Allowance for bad debts	(144)	(144)

	$2,875	$1,841

Seller financing notes receivable generally are secured by a deed of trust with a minimum 10 percent down payment and are generally due within three years.

Note receivable represents our participation in a loan to an equity method venture in which we have ownership. The loan participation is secured principally by interests in the property and rights of the venture to any utility or improvement district reimbursements.

Accrued interest and other receivables principally include miscellaneous operating receivables arising in the normal course of business.

FORESTAR GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 —	Debt

Debt consists of:

	At Year-End
	2010	2009
	(In thousands)

Term loan facility — average interest rate of 6.50% at year-end 2010 and 5.54% at year-end 2009	$125,000	$125,000
Secured promissory notes — average interest rates of 4.51% at year-end 2010 and 2.73% at year-end 2009	41,716	16,716
Other indebtedness due through 2011 at variable interest rates based on prime (3.75% at year-end 2010 and 3.25% at year-end 2009) and fixed interest rate of 8.00%	54,873	74,910

	$221,589	$216,626

Our senior credit facility and other debt agreements contain terms, conditions and financial covenants customary for such agreements including minimum levels of interest coverage and limitations on leverage. At year-end 2010, we were in compliance with the terms, conditions and financial covenants of these agreements.

In third quarter 2010, we entered into an amended and restated senior credit facility effecting the following additional principal amendments to: extend the maturity date of the revolving loan to August 6, 2013 (with a one-year extension option to August 6, 2014) and of the term loan to August 6, 2015; reduce the revolving loan commitment to $175 million, subject to the ability to increase the aggregate facility by up to $150 million by securing additional commitments; eliminate any additional required commitment reductions during the term of the facility; reduce the interest coverage ratio from 1.75x to 1.05x; provide that during any period when the minimum interest coverage ratio falls below 1.50x, the interest rate on outstanding loans will increase by 2 percent and no new acquisitions, discretionary capital expenditures or distributions will be permitted; reduce the minimum value to commitment ratio from 1.75:1.00 to 1.60:1.00; and provide that if the interest coverage ratio does not exceed 3.0x, we may not repurchase our common stock. We incurred fees of about $5,800,000 related to this amendment.

At year-end 2010, our senior credit facility provides for a $125,000,000 term loan and a $175,000,000 revolving line of credit. The term loan includes a prepayment penalty for payments in excess of $25,000,000 prior to February 6, 2012. The revolving line of credit may be prepaid at any time without penalty. The revolving line of credit includes a $100,000,000 sublimit for letters of credit, of which $3,007,000 is outstanding at year-end 2010. Total borrowings under our senior credit facility (including the face amount of letters of credit) may not exceed a borrowing base formula. At year-end 2010, we had $171,993,000 in net unused borrowing capacity under our senior credit facility.

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

At year-end 2010, we have $7,389,000 in unamortized deferred fees which are included in other assets. Amortization of deferred financing fees was $4,106,000 in 2010, $5,205,000 in 2009 and $3,575,000 in 2008 and is included in interest expense.

At year-end 2010, income producing properties having a book value of $70,708,000 are subject to liens in connection with $41,716,000 of principally non-recourse debt.

FORESTAR GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At year-end 2010, entitled, developed and under development projects having a book value of $127,131,000 are subject to liens in connection with $54,873,000 of principally non-recourse debt. Please read Schedule III for additional information.

In first quarter 2010, other indebtedness decreased by $13,207,000 due to lender foreclosure of a lien on a condominium property in Austin, Texas owned by a consolidated variable interest entity. Please read Note 19 for additional information.

Debt maturities during the next five years are: 2011 — $47,506,000; 2012 — $850,000; 2013 — $16,066,000; 2014 — $850,000; 2015 — $126,381,000 and thereafter — $29,936,000.

Note 10 —	Fair Value

Financial liabilities measured at fair value on a recurring basis include a $100,000,000 notional amount interest rate swap agreement that matured in first quarter 2010. We recognized an after-tax gain of $256,000 in other comprehensive income related to this agreement in 2010. We have no financial liabilities measured at fair value on a recurring basis at year-end 2010.

Non-financial assets measured at fair value on a non-recurring basis principally include real estate assets and assets held for sale, which are measured for impairment. In 2010, certain real estate assets were remeasured and reported at fair value due to events or circumstances that indicated the carrying value may not be recoverable. We determined estimated fair value based on the present value of future probability weighted cash flows expected from the sale of the long-lived asset. As a result, we recognized non-cash asset impairments of $9,042,000 in 2010. The carrying value of these assets may have subsequently increased or decreased from the fair value reflected due to activity that has occurred since the measurement date.

In 2009, the fair value of our interest rate swap increased, and as a result, we recognized an after-tax gain of $1,004,000 in accumulated other comprehensive income. The fair value of the interest rate swap agreement was determined using quoted prices for similar instruments in active markets (Level 2).

In 2009, certain non-financial assets were remeasured and reported at fair value due to events or circumstances that indicated the carrying value may not be recoverable. We determined estimated fair value of real estate assets based on the appraised value or present value of future probability weighted cash flows expected from the sale of the long-lived assets. As a result, we recognized asset impairment of $5,718,000 in 2009. The carrying value for these assets may have subsequently increased or decreased from the fair value reflected due to activity that has occurred since the measurement date. We determined estimated fair value of assets held for sale, which represents our undivided 15 percent interest in corporate aircraft contributed to us by Temple-Inland at spin-off, based on a third-party appraisal of current value. As a result, we recognized asset impairments of $2,213,000 in 2009.

	Year-End 2010				Year-End 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)

Financial Assets and Liabilities:
Interest rate swap agreement	$—	$—	$—	$—	$—	$(393)	$—	$(393)
Non-Financial Assets and Liabilities:
Real estate	$—	$—	$10,386	$10,386	$—	$—	$12,297	$12,297
Assets held for sale	$—	$—	$—	$—	$—	$—	$2,879	$2,879

We elected not to use the fair value option for cash and cash equivalents, accounts receivable, other current assets, variable debt, accounts payable and other current liabilities. The carrying amounts of these financial instruments approximate their fair values due to their short-term nature or variable interest rates.

FORESTAR GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information about our fixed rate financial instruments not measured at fair value follows:

	Year-End 2010		Year-End 2009
	Carrying	Fair	Carrying	Fair	Valuation
	Amount	Value	Amount	Value	Technique
(In thousands)

Fixed rate debt	$(29,931)	$(30,164)	$(3,431)	$(3,505)	Level 2

Note 11 —	Derivative Instruments

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

In 2008, we entered into a $100,000,000 notional amount interest rate swap agreement, which matured in March 2010. Under this swap agreement, we paid a fixed interest rate of 6.57 percent and received a floating interest rate of one month LIBOR plus 4 percent (4.24 percent at year-end 2009). At year-end 2009, the fair value of the interest rate swap agreement was a $393,000 liability that is included in other liabilities.

The change in fair value of our interest rate swap recognized in other comprehensive income was a gain of $256,000 in 2010 and a gain of $1,004,000 in 2009. No amounts were reclassified from other comprehensive income into income and there was no hedge ineffectiveness over the term of the agreement.

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

Please read Note 20 — Share-Based Compensation for information about additional shares of common stock that could be issued under terms of our share-based compensation plans.

FORESTAR GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of the 2007 spin-offs from Temple-Inland, at year-end 2010, personnel of Temple-Inland and the other spin-off entity held 20,000 awards that will be settled in shares of our common stock and options to purchase 1,242,000 shares of our common stock. Information about these stock options follows:

			Weighted	Aggregate
			Average	Intrinsic Value
		Weighted	Remaining	(Current
		Average	Contractual	Value Less
	Shares	Exercise Price	Term	Exercise Price)
	(In thousands)	(Per share)	(In years)	(In thousands)

Outstanding	1,242	$20.61	4	$3,429
Exercisable	1,201	$20.27	4	$3,429

Note 13 —	Other Comprehensive Income

Other comprehensive income consists of:

	For the Year
	2010	2009	2008
		(In thousands)

Consolidated net income	$5,834	$61,574	$14,209
Change in fair value of interest rate swap agreement	393	1,546	(1,939)
Income tax effect of change in fair value	(137)	(542)	679

Other comprehensive income	6,090	62,578	12,949
Less: Comprehensive income attributable to noncontrolling interests	(709)	(2,467)	(2,235)

Other comprehensive income attributable to Forestar Group Inc.	$5,381	$60,111	$10,714

Note 14 —	Net Income per Share

Earnings available to common shareholders and weighted average common shares outstanding used to compute earnings per share were:

	For the Year
	2010	2009	2008
		(In thousands)

Earnings available to common shareholders:
Consolidated net income	$5,834	$61,574	$14,209
Less: Net income attributable to noncontrolling interest	(709)	(2,467)	(2,235)

Net income attributable to Forestar Group Inc.	$5,125	$59,107	$11,974

Weighted average common shares outstanding — basic	35,815	35,805	35,455
Dilutive effect of stock options	196	94	305
Dilutive effect of restricted stock and restricted stock units	366	203	132

Weighted average common shares outstanding — diluted	36,377	36,102	35,892

At year-end 2010, 2009 and 2008, the effect of 1,574,000, 1,812,000 and 1,713,000 stock options and unvested shares of restricted stock were not included in the computation of diluted weighted average shares outstanding because their impact would have been anti-dilutive.

FORESTAR GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15 —	Income Taxes

Income tax expense consists of:

	For the Year
	2010	2009	2008
		(In thousands)

Current tax provision:
U.S. Federal	$(7,582)	$(51,210)	$(14,954)
State and other	(1,252)	(7,031)	(1,680)

	(8,834)	(58,241)	(16,634)
Deferred tax provision:
U.S. Federal	6,084	21,639	11,124
State and other	280	969	275

	6,364	22,608	11,399

Income tax expense	$(2,470)	$(35,633)	$(5,235)

Our income tax expense reflects a benefit of $901,000 in 2009 and $800,000 in 2008 from a federal income tax rate change for qualified timber gains due to the Food, Conservation and Energy Act of 2008.

A reconciliation of the federal statutory rate to the effective income tax rate on continuing operations follows:

	For the Year
	2010	2009	2008

Federal statutory rate	35%	35%	35%
State, net of federal benefit	8	4	5
Finalization of deferred tax balance transferred at spin-off	—	—	2
Noncontrolling interests	(3)	(1)	(4)
Charitable contributions	(5)	—	(2)
Compensation	3	—	—
Percentage depletion	(10)	—	(6)
Qualified timber gains	—	(1)	(4)
Other	2	—	1

Effective tax rate	30%	37%	27%

Significant components of deferred taxes are:

	At Year-End
	2010	2009
	(In thousands)

Deferred Tax Assets:
Real estate	$57,419	$50,699
Income producing properties	—	1,893
Employee benefits	10,686	8,528
Accruals not deductible until paid	1,013	141
Other	—	140

Gross deferred tax assets	69,118	61,401
Deferred Tax Liabilities:
Undeveloped land	(14,174)	(16,150)
Income producing properties	(5,069)	—
Timber	(2,734)	(3,708)
Other	—	(792)

Gross deferred tax liabilities	(21,977)	(20,650)

Net Deferred Tax Asset	$47,141	$40,751

FORESTAR GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2010, the increase in deferred tax liabilities associated with income producing properties is principally due to the deferral for tax purposes under IRC Section 1031 of about $20,700,000 in gains from the sale of timber and timberland. We used $23,045,000 of the proceeds held by a qualified intermediary and $26,500,000 of non-recourse borrowings to fund the acquisition of a 401 unit, Class A multifamily property on December 29, 2010. These transactions resulted in a deferred tax liability of $7,448,000.

We file income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. In 2009, the Internal Revenue Service (IRS) began an examination of our 2008 and 2007 (one day of operations) federal income tax returns. As of year-end 2010, the IRS has not proposed any adjustments to these tax returns.

Prior to our spin-off, we were included in Temple-Inland’s consolidated income tax returns. In conjunction with our spin-off, we entered into an agreement with Temple-Inland whereby we agreed to indemnify Temple-Inland for any adjustments related to our tax positions reported in their pre-spin income tax returns. With few exceptions, we are no longer subject to U.S. federal or state income tax examinations by tax authorities for years prior to 2006. In 2009, Temple-Inland informed us that the IRS began an examination of its 2007 and 2006 federal income tax returns. As of year-end 2010, we were informed that the IRS has not proposed any adjustments affecting our reported tax positions.

A reconciliation of the beginning and ending amount of tax benefits not recognized for book purposes is as follows:

	At Year-End
	2010	2009
	(In thousands)

Balance at beginning of year	$7,441	$—
Additions based on tax positions related to the current year	—	7,441
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	(47)	—
Settlements	—	—

Balance at end of year	$7,394	$7,441

At year-end 2010 and 2009, there were $6,019,000 and $6,066,000 of tax benefits not recognized for book purposes that would affect the annual effective tax rate, if recognized.

We recognize interest accrued related to unrecognized tax benefits in income tax expense. In 2010 and 2009, we recognized approximately $133,000 and $96,000 in interest. At year-end 2010 and 2009, we have $229,000 and $96,000 of accrued interest and no penalties.

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

Environmental remediation liabilities arise from time to time in the ordinary course of doing business, and we believe we have established adequate reserves for any probable losses. We own 288 acres near Antioch, California, portions of which were sites of a Temple-Inland paper manufacturing operation that are in remediation. We estimate the cost to complete remediation activities will be about $2,500,000, which is included in other accrued expenses and will likely be paid in 2011 or 2012. Our estimate requires us to make assumptions regarding the scope of required remediation, the effectiveness of planned remediation activities,

FORESTAR GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and approvals by regulatory authorities. Our estimate is subject to revision as new information becomes available.

Note 17 —	Commitments and Other Contingencies

We lease timberland, facilities and equipment under non-cancelable long-term operating lease agreements. In addition, we have various obligations under other office space and equipment leases of less than one year. Rent expense on timberland was $289,000 in 2010, $366,000 in 2009 and $346,000 in 2008. Rent expense on facilities and equipment was $2,048,000 in 2010, $1,982,000 in 2009 and $1,789,000 in 2008. Future minimum rental commitments under non-cancelable operating leases having a remaining term in excess of one year are: 2011 — $2,308,000; 2012 — $2,193,000; 2013 — $2,008,000; 2014 — $2,003,000; 2015 — $1,976,000 and thereafter — $10,962,000.

We have 15 years remaining on a 65-year timber lease of over 16,000 acres. At year-end 2010, the remaining contractual obligation for this lease is $8,793,000.

In 2008, we entered into a 10-year operating lease for approximately 32,000 square feet in the Palisades West Office Park in Austin, Texas. Effective in fourth quarter 2008, we occupy this space as our corporate headquarters. This lease contains predetermined fixed increases of the minimum rental rate during the initial lease term and a construction allowance for leasehold improvements. The remaining contractual obligation for this lease is $10,207,000.

In connection with our unconsolidated venture operations, we have provided performance bonds and letters of credit aggregating $2,476,000 at year-end 2010. Generally these performance bonds and letters of credit would be drawn on due to lack of specific performance by the ventures, such as failure to deliver streets and utilities in accordance with local codes and ordinances. In addition, we own a 25 percent interest in Palisades West LLC to which all the members have committed to make additional proportionate capital contributions, our share of which is $1,708,000 at year-end 2010.

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

We manage our operations through three business segments: real estate, mineral resources and fiber resources. Real estate secures entitlements and develops infrastructure on our lands for single-family residential and mixed-use communities and manages our undeveloped land and our income producing properties. Mineral resources manages our oil, natural gas and water interests. Fiber resources manages our timber and recreational leases.

We evaluate performance based on segment earnings before unallocated items and income taxes. Segment earnings (loss) consist of operating income, equity in earnings (loss) of unconsolidated ventures and net income (loss) attributable to noncontrolling interests. Unallocated items consist of general and administrative expense, share-based compensation, gain on sale of assets, interest expense and other non-operating income and expense. The accounting policies of the segments are the same as those described in the accounting policy note to the consolidated financial statements. Our revenues are derived from our U.S. operations and all of our assets are located in the U.S. In 2010, no single customer accounted for more than 10 percent of our total revenues.

FORESTAR GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

				Items Not
	Real	Mineral	Fiber	Allocated to
	Estate	Resources	Resources	Segments		Total
	(In thousands)

For the year or at year-end 2010:
Revenues	$68,269	$24,790	$8,301	$—		$101,360
Depreciation and amortization	3,089	333	39	5,553		9,014
Equity in earnings of unconsolidated ventures	2,629	2,072	—	—		4,701
(Loss) income before taxes	(4,634)	22,783	5,058	(15,612	)(a)	7,595
Total assets	668,689	13,399	18,258	88,978		789,324
Investment in unconsolidated ventures	101,166	—	—	—		101,166
Capital expenditures(b)	2,392	49	3	258		2,702
For the year or at year-end 2009:
Revenues	$94,436	$36,256	$15,559	$—		$146,251
Depreciation and amortization	2,167	253	35	7,331		9,786
Equity in (loss) earnings of unconsolidated ventures	(8,161)	390	—	—		(7,771)
Income before taxes	3,182	32,370	9,622	49,566	(a)	94,740
Total assets	654,250	1,356	20,088	109,040		784,734
Investment in unconsolidated ventures	109,597	—	—	—		109,597
Capital expenditures(b)	5,368	1,284	120	523		7,295
For the year or at year-end 2008:
Revenues	$98,859	$47,671	$13,192	$—		$159,722
Depreciation and amortization	2,076	—	36	5,561		7,673
Equity in earnings of unconsolidated ventures	3,480	1,162	—	—		4,642
Income (loss) before taxes	9,075	44,076	8,896	(44,838	)(a)	17,209
Total assets	732,401	376	51,321	50,478		834,576
Investment in unconsolidated ventures	117,554	—	—	—		117,554
Capital expenditures(b)	508	370	282	4,037		5,197

(a)	Items not allocated to segments consist of:

	For the Year
	2010	2009	2008
		(In thousands)

General and administrative	$(17,341)	$(22,399)	$(19,318)
Share-based compensation	(11,596)	(11,998)	(4,516)
Gain on sale of assets	28,607	104,047	—
Interest expense	(16,446)	(20,459)	(21,283)
Other non-operating income	1,164	375	279

	$(15,612)	$49,566	$(44,838)

(b)	Consists of expenditures for property and equipment and reforestation.

In 2010, gain on sale of assets represents the sale of over 24,000 acres of timber and timberland in Georgia, Alabama and Texas for $38,778,000.

In 2010, interest expense decreased principally due to lower interest rates as a result of the maturity of our interest rate swap agreement and decreased amortization of prepaid loan fees.

FORESTAR GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2009, general and administrative expenses include about $3,200,000 paid to outside advisors regarding an evaluation by our Board of Directors of an unsolicited shareholder proposal and a $2,213,000 impairment charge related to our undivided 15 percent interest in corporate aircraft contributed to us by Temple-Inland at spin-off.

Share-based compensation increased in 2009 principally due to our higher stock price and a greater number of cash-settled awards granted in 2009.

In 2009, gain on sale of assets represents the sale of about 95,000 acres of timber and timberland in Georgia and Alabama for $158,603,000.

Note 19 —	Variable Interest Entities

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

At year-end 2010, we are the primary beneficiary of two VIEs that we consolidate. We have provided the majority of equity to these VIEs, which absent our contributions or advances do not have sufficient equity to fund their operations. We have the authority to approve project budgets and the issuance of additional debt. At year-end 2010, our consolidated balance sheet includes $14,737,000 in assets, principally real estate, and $7,224,000 in liabilities, principally debt, related to these two VIEs. In 2010, we contributed or advanced $1,553,000 to these VIEs. In first quarter 2010, real estate assets decreased by $11,865,000, debt decreased by $13,207,000 and other liabilities increased by $1,342,000 due to lender foreclosure of a lien on property owned by one of these VIEs. We have a nominal general partner interest in this VIE and could be held responsible for its liabilities.

Also at year-end 2010, we are not the primary beneficiary of three VIEs that we account for using the equity method. Unrelated managing partners oversee day-to-day operations and guarantee some debt of the VIEs while we have authority to approve project budgets and the issuance of additional debt. Although some debt is guaranteed by the managing partners, we may under certain circumstances elect or be required to provide additional funds to these VIEs. At year-end 2010, these three VIEs have total assets of $55,262,000, substantially all of which represent developed and undeveloped real estate and total liabilities of $84,162,000, which includes $72,364,000 of borrowings classified as current maturities. These amounts are included in other ventures in the combined summarized balance sheet information for ventures accounted for using the equity method in Note 7. At year-end 2010, our investment in these three VIEs is $3,139,000 and is included in investment in unconsolidated ventures. We did not make any contributions or advances to these ventures in 2010. Our maximum exposure to loss related to these VIEs is estimated at $37,347,000, which exceeds our investment as we have a nominal general partner interest in two of these VIEs and could be held responsible for their liabilities. The maximum exposure to loss represents the maximum loss that we could be required to recognize assuming all the ventures’ assets (principally real estate) are worthless, without consideration of the probability of a loss or of any actions we may take to mitigate any such loss.

Note 20 —	Share-Based Compensation

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

The following table summarizes the activity of cash-settled restricted stock unit awards granted in 2010:

		Weighted
		Average
		Grant Date
	Equivalent Units	Fair Value
	(In thousands)	(Per unit)

Non-vested at beginning of period	268	$9.43
Granted	197	17.78
Vested	(83)	18.00
Forfeited	(6)	10.55

Non-vested at end of period	376	$11.88

The following table summarizes the activity of cash-settled stock appreciation rights granted in 2010:

				Aggregate
			Weighted	Intrinsic
		Weighted	Average	Value
		Average	Remaining	(Current
	Rights	Exercise	Contractual	Value Less
	Outstanding	Price	Term	Exercise Price)
	(In thousands)	(Per share)	(In years)	(In thousands)

Balance at beginning of period	737	$9.29	9	$9,346
Granted	212	17.80
Exercised	(31)	9.29
Forfeited	(9)	9.29

Balance at end of period	909	$11.28	8	$7,289
Exercisable at end of period	159	$9.29	8	$1,596

The fair value of awards settled in cash was $751,000 in 2010 and $23,000 in 2009. At year-end 2010, the fair value of vested cash-settled awards is $13,453,000 and is included in other liabilities. The aggregate current value of non-vested awards is $12,943,000 at year-end 2010 based on a year-end stock price of $19.30.

Equity-settled awards

There were no equity-settled awards in the form of restricted stock units granted in 2010, and there were no unvested equity-settled restricted stock unit awards at year-end 2010.

FORESTAR GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted stock

Restricted stock awards vest either ratably over or after three years, generally if we achieve a minimum one percent annualized return on assets over such three-year period. The following table summarizes the activity of restricted stock awards in 2010:

		Weighted
		Average
	Restricted	Grant Date
	Shares	Fair Value
	(In thousands)	(Per share)

Non-vested at beginning of period	331	$17.43
Granted	308	17.80
Vested	—	—
Forfeited	(3)	28.20

Non-vested at end of period	636	$17.56

The aggregate current value of non-vested awards is $12,281,000 at year-end 2010 based on a year-end stock price of $19.30.

Stock options

Stock options have a ten-year term, generally become exercisable ratably over three to four years and provide for accelerated or continued vesting upon retirement, death, disability or if there is a change in control. Options were granted with an exercise price equal to the market value of our stock on the date of grant. The following table summarizes the activity of stock option awards granted in 2010:

				Aggregate
			Weighted	Intrinsic
		Weighted	Average	Value
		Average	Remaining	(Current
	Options	Exercise	Contractual	Value Less
	Outstanding	Price	Term	Exercise Price)
	(In thousands)	(Per share)	(In years)	(In thousands)

Balance at beginning of period	780	$24.80	8	$2,052
Granted	181	17.80
Exercised	—	—
Forfeited	(4)	28.85

Balance at end of period	957	$23.45	8	$1,890
Exercisable at end of period	395	$26.85	7	$405

We estimate the fair value of stock options using the Black-Scholes option pricing model and the following assumptions:

	For the Year
	2010	2009	2008

Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	51.0%	41.8%	31.0%
Risk-free interest rate	2.3%	1.8%	2.7%
Expected life of options (years)	6	6	6
Weighted average estimated fair value of options granted	$8.98	$3.94	$10.22

We have limited historical experience as a stand-alone company so we utilized alternative methods in determining our valuation assumptions. The expected life was based on the simplified method utilizing the midpoint between the vesting period and the contractual life of the awards. The expected stock price volatility

FORESTAR GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Cash-settled awards generally vest and are paid after three years from the date of grant or the attainment of defined performance goals, generally measured over a three-year period. To settle vested cash awards, we paid $1,904,000 in 2010 and $394,000 in 2009. At year-end 2010, there are no remaining cash-settled awards.

Stock options have a ten-year term, generally become exercisable ratably over four years and provide for accelerated or continued vesting upon retirement, death, disability or if there is a change in control. A summary of stock option awards outstanding year-end 2010 follows:

				Aggregate
			Weighted	Intrinsic
			Average	Value
		Weighted	Remaining	(Current
	Options	Average	Contractual	Value Less
	Outstanding	Exercise Price	Term	Exercise Price)
	(In thousands)	(Per share)	(In years)	(In thousands)

Outstanding on Forestar stock	77	$22.08	4	$184
Outstanding on Temple-Inland stock	171	20.07	5	414

				$598

Exercisable on Forestar stock	72	$21.47	4	$184
Exercisable on Temple-Inland stock	155	19.65	5	414

				$598

The intrinsic value of options exercised was $578,000 in 2010 and $287,000 in 2009.

Share-Based Compensation Expense

Share-based compensation expense consists of:

	For the Year
	2010	2009	2008
	(In thousands)

Cash-settled awards	$6,023	$8,174	$(488)
Equity-settled awards	—	—	750
Restricted stock	3,461	1,741	1,264
Stock options	2,112	2,083	2,990

Pre-tax share-based compensation expense	$11,596	$11,998	$4,516

Share-based compensation increased in 2009 principally due to our higher stock price and a greater number of cash-settled awards granted in 2009.

The fair value of awards granted to retirement-eligible employees and expensed at the date of grant was $286,000 in 2010, $183,000 in 2009 and $1,321,000 in 2008.

FORESTAR GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share-based compensation expense is included in:

	For the Year
	2010	2009	2008
	(In thousands)

General and administrative	$5,240	$7,527	$2,910
Other operating	6,356	4,471	1,606

	$11,596	$11,998	$4,516

We did not capitalize any share-based compensation in 2010, 2009 or 2008.

Unrecognized share-based compensation for non-vested restricted stock and stock options is $6,557,000 at year-end 2010. The weighted average period over which this amount will be recognized is estimated to be 2 years.

In 2010, we withheld 3,247 shares having a value of $61,000 in connection with vesting of restricted stock awards and exercises of stock options. These shares are accounted for as treasury stock and are reflected in financing activities in our consolidated statement of cash flows.

Note 21 —	Retirement, Pension and Postretirement Plans

Our defined contribution retirement plans include a 401(k) plan, which is funded, and a supplemental plan for certain employees, which is unfunded. The expense of our defined contribution retirement plans was $679,000 in 2010, $717,000 in 2009 and $1,134,000 in 2008. The unfunded liability for our supplemental plan was $305,000 at year-end 2010 and $205,000 at year-end 2009 and is included in other liabilities.

Note 22 —	Supplemental Oil and Gas Disclosures (Unaudited)

The following unaudited information regarding our oil and natural gas reserves has been prepared and is presented pursuant to requirements of the Securities and Exchange Commission (SEC) and the Financial Accounting Standards Board (FASB).

We lease our mineral interests, principally in Texas and Louisiana, to third-party entities for the exploration and production of oil and natural gas. When we lease our mineral interests, we may negotiate a lease bonus payment and we retain a royalty interest and may take an additional participation in production, including a non-operating working interest in which we pay a share of the costs to drill, complete and operate a well and receive a proportionate share of the production revenues. We are not an operator with respect to any of the oil and gas activities on our properties.

We engaged independent oil and natural gas consultants, Netherland, Sewell & Associates, Inc. to independently prepare estimates of our proved developed oil and natural gas reserves, all of which are located in the U.S., and future net cash flows as of year-end 2010, 2009 and 2008. These estimates were based on the economic and operating conditions existing at year-end 2010, 2009 and 2008. Proved developed reserves are those quantities of petroleum from existing wells and facilities, which by analysis of geosciences and engineering data, can be estimated with reasonable certainty to be commercially recoverable, from a given date forward for known reservoirs and under defined economic conditions, operating methods and government regulations. This reserve information does not include estimates of reserves and future cash flows associated with proved undeveloped reserves or any potential value related to our over 576,000 undeveloped mineral acres because we are solely royalty and non-operating working interest owners and as a result we do not determine whether or when undeveloped reserves will be converted to developed reserves. The third-party operators to which we lease our mineral interests do not provide us with their adopted development plans related to our royalty interests.

FORESTAR GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2009, we adopted revised oil and gas reserve estimation and disclosure requirements to conform to the SEC “Modernization of Oil and Gas Reporting” rules, which were issued in December 2008. The rules require disclosure of proved reserves using the twelve-month average beginning-of-month price (which we refer to as the average price) for the year, rather than year-end prices. These same average prices are also used in calculating the amount of (and changes in) future net cash inflows related to the standardized measure of discounted future net cash flows.

For 2010, oil prices are based on an average price of $75.96 per barrel of West Texas Intermediate Crude and natural gas prices are based on an average price of $4.38 per MMBTU per the Henry Hub spot market. For 2009, oil prices are based on an average price of $57.65 per barrel of West Texas Intermediate Crude and natural gas prices are based on an average price of $3.87 per MMBTU per the Henry Hub spot market. For 2008, oil prices are based on a year-end 2008 West Texas Intermediate posted price of $41.00 per barrel and natural gas prices are based on a year-end 2008 Henry Hub spot market price of $5.71 per MMBTU. All prices were adjusted for quality, transportation fees and regional price differentials.

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

FORESTAR GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated Quantities of Proved Developed Oil and Natural Gas Reserves

Estimated quantities of proved developed oil and natural gas reserves are summarized as follows:

	Net Reserves
	Oil	Natural Gas
	(Barrels)	(Mcf)
	(In thousands)

Consolidated entities:
Year-end 2008	457	7,538
Revisions of previous estimates	171	(484)
Extensions and discoveries	59	1,018
Production	(107)	(1,412)

Year-end 2009	580	6,660
Revisions of previous estimates	123	709
Extensions and discoveries	21	514
Production	(115)	(1,224)

Year-end 2010	609	6,659
Our share of ventures accounted for using the equity method:
Year-end 2008	—	125
Revisions of previous estimates	—	2
Extensions and discoveries	—	2,463
Production	—	(82)

Year-end 2009	—	2,508
Revisions of previous estimates	—	1,041
Extensions and discoveries	—	895
Production	—	(573)

Year-end 2010	—	3,871
Total consolidated and our share of equity method ventures:
Year-end 2008	457	7,663
Year-end 2009	580	9,168
Year-end 2010	609	10,530

We do not have any estimated reserves of synthetic oil, synthetic natural gas or products of other non-renewable natural resources that are intended to be upgraded into synthetic oil and gas.

In 2010, increases in oil and natural gas prices accounted for about 27,000 barrels and about 475,000 Mcf of upward revisions in reserves for our consolidated entities. The remaining upward revisions to oil reserves were attributable to improved performance of natural water drive reservoirs, response from a lease steam injection program, a work-over and installation of gas lift valves on a high volume and high royalty interest well, improved performance from a well that came online in late 2009 and the associated natural gas liquids, reactivation of two abandoned oil wells, two recompletions, and generally from improved production performances as a result of more efficient operations driven by higher oil prices. The balance of the upward revisions to natural gas reserves is attributable to the associated gas from the upward revisions in oil reserves. For ventures accounted for by the equity method, increases in gas prices accounted for about 46,000 Mcf and the remaining upward revisions are from better than expected performance from nine Barnett Shale wells that were classified as proved developed non-producing at year-end 2009. These long-lateral horizontal wells began production in first quarter 2010.

In 2010 and 2009, reserve additions from new wells drilled and completed during the year are shown for both reporting entities under extensions and discoveries. There were 22 new well additions in 2010 and 30 new well additions in 2009.

FORESTAR GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2009, the effect of applying twelve month average prices, versus 2009 year-end prices of $76.00 per barrel and $5.79 per MMBTU of gas, decreased net remaining reserve volumes by 8 percent of total proved reserves. We do not have any estimated reserves of synthetic oil, synthetic natural gas or products of other non-renewable natural resources that are intended to be upgraded into synthetic oil and gas.

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

Capitalized Cost Relating to Oil and Natural Gas Producing Activities

Capitalized cost related to our oil and natural gas producing activities are as follows:

	At Year-End
	2010	2009	2008
	(In thousands)

Consolidated entities:
Proved oil and gas properties	$451	$450	$131
Accumulated depreciation, depletion and amortization	(133)	(69)	—

Net capitalized costs	$318	$381	$131

We have not capitalized any costs for our share in ventures accounted for using the equity method. Accumulated depreciation, depletion and amortization represents our proportional share of exploration and development costs related to our non-operating working interest in wells that began production in 2009.

Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development

Costs incurred in oil and natural gas property acquisition, exploration and development activities, whether capitalized or expensed, follows:

	For the Year
	2010	2009	2008
	(In thousands)

Consolidated entities:
Acquisition of properties	$—	$—	$—
Exploration costs	$—	$209	$95
Development costs	$1	$215	$36

We have not incurred any costs for our share in ventures accounted for using the equity method.

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

	At Year-End
	2010	2009	2008
	(In thousands)

Consolidated entities:
Future cash inflows	$74,264	$57,416	$58,904
Future production and development costs	(9,003)	(8,379)	(6,450)
Future income tax expenses	(20,570)	(15,362)	(16,575)

Future net cash flows	44,691	33,675	35,879
10% annual discount for estimated timing of cash flows	(17,881)	(12,537)	(13,994)

Standardized measure of discounted future net cash flows	$26,810	$21,138	$21,885
Our share in ventures accounted for using the equity method:
Future cash inflows	$15,748	$8,265	$633
Future production and development costs	(3,545)	(886)	(68)
Future income tax expenses	(3,542)	(2,333)	(179)

Future net cash flows	8,661	5,046	386
10% annual discount for estimated timing of cash flows	(4,334)	(2,374)	(198)

Standardized measure of discounted future net cash flows	$4,327	$2,672	$188

Total consolidated and our share of equity method ventures	$31,137	$23,810	$22,073

Future net cash flows were computed using prices used in estimating proved developed oil and natural gas reserves, year-end costs, and statutory tax rates (adjusted for tax deductions) that relate to proved developed oil and natural gas reserves.

FORESTAR GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the standardized measure of discounted future net cash flow follow:

	For the Year
		Our Share of Equity
	Consolidated	Method Ventures	Total
	(In thousands)

Year-end 2008	$21,885	$188	$22,073
Changes resulting from:
Net change in sales prices and production costs	(3,043)	(97)	(3,140)
Sales of oil and natural gas, net of production costs	(11,157)	(299)	(11,456)
Net change due to extensions and discoveries	4,139	3,844	7,983
Net change due to revisions of quantity estimates	5,693	1,169	6,862
Accretion of discount	2,408	21	2,429
Net change in income taxes	1,213	(2,154)	(941)

Aggregate change for the year	$(747)	$2,484	$1,737

Year-end 2009	$21,138	$2,672	$23,810
Changes resulting from:
Net change in sales prices and production costs	9,929	939	10,868
Sales of oil and natural gas, net of production costs	(12,690)	(2,104)	(14,794)
Net change due to extensions and discoveries	2,148	1,526	3,674
Net change due to revisions of quantity estimates	9,153	2,224	11,377
Accretion of discount	2,340	279	2,619
Net change in income taxes	(5,208)	(1,209)	(6,417)

Aggregate change for the year	$5,672	$1,655	$7,327

Year-end 2010	$26,810	$4,327	$31,137

Results of Operations for Oil and Natural Gas Producing Activities

Our royalty interests are contractually defined and based on a percentage of production by the owner operator at prevailing market prices. We receive our percentage of production in cash. Our royalty revenues fluctuate based on changes in the market prices for oil and gas, the inevitable decline in production in existing wells, and other factors affecting the third-party oil and natural gas exploration and production companies, including the cost of development and production.

FORESTAR GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information about the results of operations of our oil and natural gas interests follows:

	For the Year
	2010	2009	2008
	(In thousands)

Consolidated entities:
Royalty revenues	$13,724	$11,910	$21,639
Production costs	(1,034)	(753)	(1,714)
Exploration expenses	—	(100)	—
Depreciation, depletion, amortization	(334)	(253)	—
Oil and natural gas administrative expenses	(3,295)	(3,546)	(3,121)
Income tax expenses	(2,637)	(2,200)	(5,152)

Results of operations	$6,424	$5,058	$11,652
Our share in ventures accounted for using the equity method(a):
Royalty revenues	$2,359	$312	$—
Production costs	(255)	(13)	—
Exploration expenses	—	—	—
Depreciation, depletion, amortization	—	—	—
Oil and natural gas administrative expenses	(70)	(18)	—
Income tax expenses	(605)	(84)	—

Results of operations	$1,429	$197	$—

Total results of operations	$7,853	$5,255	$11,652

(a)	Producing wells in ventures accounted for using the equity method began generating royalties in 2009.

Production costs represent our share of oil and natural gas production severance taxes and lease operating expenses.

Oil and natural gas produced and average unit prices related to our royalty and non-operating working interests follows:

	For the Year
	2010	2009	2008

Consolidated entities:
Oil production (barrels)	115,400	107,200	87,900
Average price per barrel	$73.09	$56.85	$106.66
Natural gas production (millions of cubic feet)	1,223.6	1,411.6	1,363.4
Average price per thousand cubic feet	$4.32	$4.12	$8.76
Our share of ventures accounted for using the equity method:
Natural gas production (millions of cubic feet)	572.8	82.1	—
Average price per thousand cubic feet	$4.12	$3.80	$—
Total consolidated and our share of equity method ventures:
Oil production (barrels)	115,400	107,200	87,900
Average price per barrel	$73.09	$56.85	$106.66
Natural gas production (millions of cubic feet)	1,796.4	1,493.7	1,363.4
Average price per thousand cubic feet	$4.26	$4.10	$8.76

FORESTAR GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 23 —	Summary of Quarterly Results of Operations (Unaudited)

Summarized quarterly financial results for 2010 and 2009 follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share amounts)

2010
Total revenues	$26,358	$28,137	$24,013	$22,852
Gross profit	15,016	15,833	15,050	6,499
Operating (loss) income	(571)	684	15,531	3,241
Equity in earnings of unconsolidated ventures	371	287	82	3,961
(Loss) income before taxes	(4,548)	(2,886)	11,946	3,792
Net (loss) income attributable to Forestar Group Inc.	(2,972)	(3,273)	8,922	2,448
Net (loss) income per share — basic	(0.08)	(0.09)	0.25	0.07
Net (loss) income per share — diluted	(0.08)	(0.09)	0.25	0.07
2009
Total revenues	$29,077	$40,466	$45,307	$31,401
Gross profit	19,339	27,605	31,843	16,839
Operating income (loss)	323	91,283	38,753	(5,297)
Equity in (loss) earnings of unconsolidated ventures	(572)	(4,048)	(2,443)	(708)
(Loss) income before taxes	(5,364)	82,232	31,157	(10,818)
Net (loss) income attributable to Forestar Group Inc.	(3,892)	50,917	19,476	(7,394)
Net (loss) income per share — basic	(0.11)	1.42	0.54	(0.21)
Net (loss) income per share — diluted	(0.11)	1.41	0.54	(0.21)

Note 24 —	Subsequent Event

On February 23, 2011, we supplemented our amended and restated senior credit facility by adding a subsequent lender to the revolving loan and to the term loan, with an aggregate commitment of $30,000,000, increasing the total commitment under the revolver from $175,000,000 to $200,000,000 and under the term loan from $125,000,000 to $130,000,000.

Forestar Group Inc.

Schedule III — Consolidated Real Estate and Accumulated Depreciation

Year-End 2010
(In thousands)

				Costs Capitalized
				Subsequent to Acquisition
		Initial Cost to Company		Improvements		Gross Amount Carried at End of Period
			Buildings &	Less Cost of	Carrying	Land & Land	Buildings &		Accumulated	Date of	Date
Description	Encumbrances	Land	Improvements	Sales and Other	Costs(a)	Improvements	Improvements	Total	Depreciation	Construction	Acquired

Entitled, Developed, and Under Development Projects:
CALIFORNIA
Contra Costa County
San Joaquin River		$12,225		$(3,430)		$8,795		$8,795
COLORADO
Douglas County
Pinery West		7,308		2,022		9,330		9,330		2006	2006
Weld County
Buffalo Highlands		3,001		580		3,581		3,581		2006	2005
Johnstown Farms		2,749		9,123	$188	12,060		12,060		2002	2002
Stonebraker		3,878		1,411		5,289		5,289		2005	2005
GEORGIA
Bartow County
Towne West		936		923		1,859		1,859		2007
Coweta County
Cedar Creek Preserve		852		244		1,096		1,096
Corinth Landing		607		585		1,192		1,192
Coweta South Industrial Park		532		477		1,009		1,009
Fox Hall		166		2,233		2,399		2,399		2007
Genesee		480		1,170		1,650		1,650
TEXAS
Bastrop County
Hunter’s Crossing		3,613		7,562	317	11,492		11,492		2001	2001
The Colony		8,726		14,095	161	22,982		22,982		1999	1999
Bexar County
Cibolo Canyons		25,568		62,000	960	88,528		88,528		2004	1986
Calhoun County
Caracol	$8,217	8,603		8,865	2,047	19,515		19,515		2006	2006
Harbor Mist		2,822		1,164		3,986		3,986			2007
Collin County
Light Farms	34,366	30,101		21,237		51,338		51,338		2007	2007
Maxwell Creek		9,904		(2,031)	418	8,291		8,291		2000	2000
The Gables at North Hill		2,160		(692)	63	1,531		1,531		2004	2001
Timber Creek	3,431	7,282		2,929		10,211		10,211		2007	2007

Forestar Group Inc.

Schedule III — Consolidated Real Estate and Accumulated Depreciation — (Continued)

				Costs Capitalized
				Subsequent to Acquisition
		Initial Cost to Company		Improvements		Gross Amount Carried at End of Period
			Buildings &	Less Cost of	Carrying	Land & Land	Buildings &		Accumulated	Date of	Date
Description	Encumbrances	Land	Improvements	Sales and Other	Costs(a)	Improvements	Improvements	Total	Depreciation	Construction	Acquired

Comal County
Oak Creek Estates		1,921		3,083	175	5,179		5,179		2006	2005
Dallas County
Stoney Creek	2,187	12,822		1,830		14,652		14,652		2007	2007
Denton County
Lantana	6,672	31,451		133		31,584		31,584		2000	1999
The Preserve at Pecan Creek		5,855		(1,417)	313	4,751		4,751		2006	2005
Harris County
City Park		3,946		(2,468)	1,641	3,119		3,119		2002	2001
Hays County
Arrowhead Ranch		12,856		1,739		14,595		14,595			2007
Hood County
Harbor Lakes		3,514		411	312	4,237		4,237		2000	1998
Nueces County
Tortuga Dunes		12,080		10,813		22,893		22,893		2008	2006
Rockwall County
Caruth Lakes		1,624		2,279	100	4,003		4,003		1997	1996
Travis County
The Ridge at Ribelin Ranch		23,751		(19,301)	51	4,501		4,501		2006	2006
Williamson County
Westside at Buttercup Creek		13,149		(7,319)	449	6,279		6,279		1993	1993
Chandler Road Properties		3,552		(2,822)		730		730		2004	2004
La Conterra		4,024		2,960	292	7,276		7,276		2008	2006
MISSOURI
Clay County
Somerbrook		3,061		(219)	13	2,855		2,855		2003	2001
Other		18,528		(9,047)	790	10,271		10,271

Total Entitled, Developed, and Under Development Projects	$54,873	$283,647	$—	$111,122	$8,290	$403,059	$—	$403,059	$—

Forestar Group Inc.

Schedule III — Consolidated Real Estate and Accumulated Depreciation — (Continued)

				Costs Capitalized
				Subsequent to Acquisition
		Initial Cost to Company		Improvements		Gross Amount Carried at End of Period
			Buildings &	Less Cost of	Carrying	Land & Land	Buildings &		Accumulated	Date of	Date
Description	Encumbrances	Land	Improvements	Sales and Other	Costs(a)	Improvements	Improvements	Total	Depreciation	Construction	Acquired

Undeveloped Land:

ALABAMA
Cherokee County
Undeveloped Land		$724		$16		$740		$740
Cleburne County
Undeveloped Land		334		51		385		385
CALIFORNIA
Los Angeles County
Land In Entitlement Process		3,969		9,244		13,213		13,213			1997
GEORGIA
Banks County
Undeveloped Land		325		3		328		328
Land In Entitlement Process		504		48		552		552
Bartow County
Undeveloped Land		5,778		93		5,871		5,871
Carroll County
Undeveloped Land		7,574		145		7,719		7,719
Land In Entitlement Process		9,308		2,326		11,634		11,634
Chattooga County
Undeveloped Land		618		—		618		618
Cherokee County
Undeveloped Land		3,673		96		3,769		3,769
Land In Entitlement Process		2,446		563		3,009		3,009
Coweta County
Undeveloped Land		485		9		494		494
Land In Entitlement Process		2,793		561		3,354		3,354

Forestar Group Inc.
Schedule III — Consolidated Real Estate and Accumulated Depreciation — (Continued)
				Costs Capitalized
				Subsequent to Acquisition
		Initial Cost to Company		Improvements		Gross Amount Carried at End of Period
			Buildings &	Less Cost of	Carrying	Land & Land	Buildings &		Accumulated	Date of	Date
Description	Encumbrances	Land	Improvements	Sales and Other	Costs(a)	Improvements	Improvements	Total	Depreciation	Construction	Acquired

Dawson County
Undeveloped Land		2,375		9		2,384		2,384
Land In Entitlement Process		702		913		1,615		1,615
Elbert County
Undeveloped Land		376		14		390		390
Floyd County
Undeveloped Land		1,305		78		1,383		1,383
Gilmer County
Undeveloped Land		2,989		22		3,011		3,011
Gordon County
Undeveloped Land		1,749		15		1,764		1,764
Hall County
Undeveloped Land		600		48		648		648
Haralson County
Undeveloped Land		1,285		83		1,368		1,368
Land In Entitlement Process		506		89		595		595
Heard County
Undeveloped Land		1,408		216		1,624		1,624
Jackson County
Undeveloped Land		970		62		1,032		1,032
Lumpkin County
Undeveloped Land		3,120		5		3,125		3,125
Paulding County
Undeveloped Land		1,406		217		1,623		1,623
Pickens County
Undeveloped Land		3,378		43		3,421		3,421
Polk County
Undeveloped Land		433		18		451		451
TEXAS
Angelina County
Undeveloped Land		1,024		19		1,043		1,043

Forestar Group Inc.
Schedule III — Consolidated Real Estate and Accumulated Depreciation — (Continued)
				Costs Capitalized
				Subsequent to Acquisition
		Initial Cost to Company		Improvements		Gross Amount Carried at End of Period
			Buildings &	Less Cost of	Carrying	Land & Land	Buildings &		Accumulated	Date of	Date
Description	Encumbrances	Land	Improvements	Sales and Other	Costs(a)	Improvements	Improvements	Total	Depreciation	Construction	Acquired

Hardin County
Undeveloped Land		863		2		865		865
Harris County
Land in Entitlement Process		685		883		1,568		1,568
Liberty County
Undeveloped Land		662		25		687		687
Montgomery County
Land in Entitlement Process		2,675		(1,475)		1,200		1,200			2007
San Augustine County
Undeveloped Land		1,630				1,630		1,630
Other
Undeveloped Land		1,902		1,593		3,495		3,495

Total Undeveloped Land	$—	$70,574	$—	$16,034	$—	$86,608	$—	$86,608	$—

Income Producing Properties:
TEXAS
Harris County
Broadstone Memorial	$26,500	$4,701	$43,323			$4,701	$43,323	$48,024			2010
Travis County
Radisson Hotel & Suites	15,216		16,316	$28,676			44,992	44,992	$(22,308)
Hood County
Harbor Lakes Golf Club			1,447	1,500			2,947	2,947	(1,130)	2000	1998

Total Income Producing Properties	$41,716	$4,701	$61,086	$30,176	$—	$4,701	$91,262	$95,963	$(23,438)

Total	$96,589	$358,922	$61,086	$157,332	$8,290	$494,368	$91,262	$585,630	$(23,438)

(a)	We do not capitalize carrying costs until development begins.

Forestar Group Inc.

Schedule III — Consolidated Real Estate and Accumulated Depreciation

Reconciliation of real estate:

	2010	2009	2008
	(In thousands)

Balance at beginning of year	$567,229	$633,130	$572,984
Amounts capitalized	65,564	38,971	100,639
Amounts retired or adjusted	(47,163)	(104,872)	(40,493)

Balance at close of period	$585,630	$567,229	$633,130

Reconciliation of accumulated depreciation:

	2010	2009	2008
	(In thousands)

Balance at beginning of year	$(24,417)	$(22,544)	$(20,774)
Depreciation expense	(2,582)	(1,873)	(1,770)
Amounts retired or adjusted	3,561	—	—

Balance at close of period	$(23,438)	$(24,417)	$(22,544)