Form 10-Q
period 2011-03-31
Forestar Group Inc.
filed 2011-05-10
CIK 1406587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding as of
Title of Each Class	May 6, 2011
Common Stock, par value $1.00 per share	35,422,669

FORESTAR GROUP INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
FORESTAR GROUP INC.
Consolidated Balance Sheets

	(Unaudited)
	First
	Quarter-End	Year-End
	2011	2010
	(In thousands)
ASSETS
Cash and cash equivalents	$5,608	$5,366
Real estate	569,891	562,192
Assets held for sale	21,111	21,122
Investment in unconsolidated ventures	99,371	101,166
Timber	17,398	17,959
Receivables, net	2,115	2,875
Prepaid expenses	2,248	2,038
Property and equipment, net	5,799	5,895
Deferred tax asset	48,637	47,141
Goodwill and other intangible assets	6,258	6,527
Other assets	16,177	17,043

TOTAL ASSETS	$794,613	$789,324

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$3,782	$4,214
Accrued employee compensation and benefits	328	994
Accrued property taxes	2,900	3,662
Accrued interest	1,261	1,061
Income taxes payable	732	3,293
Other accrued expenses	7,293	8,168
Other liabilities	35,144	32,064
Debt	230,600	221,589

TOTAL LIABILITIES	282,040	275,045

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Forestar Group Inc. shareholders’ equity:
Preferred stock, par value $0.01 per share, 25,000,000 authorized shares, none issued	—	—
Common stock, par value $1.00 per share, 200,000,000 authorized shares, 36,700,008 issued at March 31, 2011 and 36,667,210 issued at December 31, 2010	36,700	36,667
Additional paid-in capital	393,505	391,352
Retained earnings	98,528	101,001
Treasury stock, at cost, 1,279,605 shares at March 31, 2011 and 1,216,647 shares at December 31, 2010	(20,646)	(19,456)

Total Forestar Group Inc. shareholders’ equity	508,087	509,564
Noncontrolling interests	4,486	4,715

TOTAL SHAREHOLDERS’ EQUITY	512,573	514,279

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$794,613	$789,324

Please read the notes to the consolidated financial statements.

FORESTAR GROUP INC.
Consolidated Statements of Income
(Unaudited)

	First Quarter
	2011	2010
	(In thousands, except per
	share amounts)
REVENUES
Real estate sales	$13,957	$10,750
Income producing properties and other	7,182	6,498

Real estate	21,139	17,248
Mineral resources	7,333	7,127
Fiber resources and other	1,368	1,983

	29,840	26,358
EXPENSES
Cost of real estate sales	(5,645)	(5,667)
Cost of income producing properties and other	(4,525)	(4,804)
Cost of mineral resources	(794)	(322)
Cost of fiber resources	(247)	(351)
Other operating	(11,674)	(10,209)
General and administrative	(5,971)	(5,576)

	(28,856)	(26,929)

OPERATING INCOME (LOSS)	984	(571)
Equity in earnings of unconsolidated ventures	582	371
Interest expense	(4,009)	(4,546)
Other non-operating income	27	198

LOSS BEFORE TAXES	(2,416)	(4,548)
Income tax benefit	712	1,515

CONSOLIDATED NET LOSS	(1,704)	(3,033)
Net (income) loss attributable to noncontrolling interests	(769)	61

NET LOSS ATTRIBUTABLE TO FORESTAR GROUP INC.	$(2,473)	$(2,972)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — BASIC	35,330	36,078
NET LOSS PER COMMON SHARE — BASIC	$(0.07)	$(0.08)
Please read the notes to the consolidated financial statements.

FORESTAR GROUP INC.
Consolidated Statements of Cash Flows
(Unaudited)

	First Quarter
	2011	2010
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(1,704)	$(3,033)
Adjustments:
Depreciation and amortization	2,294	2,788
Deferred income taxes	(1,496)	(4,994)
Tax benefits not recognized for book purposes	47	16
Equity in earnings of unconsolidated ventures	(582)	(371)
Distributions of earnings of unconsolidated ventures	3,035	99
Distributions of earnings to noncontrolling interests	(1,026)	(152)
Share-based compensation	4,100	3,534
Non-cash real estate cost of sales	5,295	5,421
Real estate development and acquisition expenditures	(13,571)	(2,788)
Reimbursements from utility and improvement districts	36	183
Other changes in real estate	19	5
Gain on termination of timber lease	—	(497)
Cost of timber cut	242	337
Deferred income	83	557
Loss on sale of assets held for sale	—	277
Other	5	4
Changes in:
Receivables	760	(9,982)
Prepaid expenses and other	78	269
Accounts payable and other accrued liabilities	(1,461)	(9,949)
Income taxes	(2,560)	(1,560)

Net cash (used for) operating activities	(6,406)	(19,836)
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, equipment, software and reforestation	(507)	(326)
Investment in unconsolidated ventures	(673)	(705)
Return of investment in unconsolidated ventures	9	2,634
Proceeds from sale of assets held for sale	—	2,602

Net cash (used for) provided by investing activities	(1,171)	4,205
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of debt	(14,436)	(10,370)
Additions to debt	23,447	11,357
Deferred financing fees	(285)	—
Return of investment to noncontrolling interest	(1)	(399)
Exercise of stock options	365	518
Payroll taxes on restricted stock and stock options	(1,190)	(49)
Tax benefit from share-based compensation	(110)	52
Other	29	61

Net cash provided by financing activities	7,819	1,170

Net increase (decrease) in cash and cash equivalents	242	(14,461)
Cash and cash equivalents at beginning of period	5,366	21,051

Cash and cash equivalents at end of period	$5,608	$6,590

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
     We prepare our unaudited interim financial statements in accordance with U.S. generally accepted accounting principles and Securities and Exchange Commission requirements for interim financial statements. As a result, they do not include all the information and disclosures required for complete financial statements. However, in our opinion, all adjustments considered necessary for a fair presentation have been included. Such adjustments consist only of normal recurring items unless otherwise noted. We make estimates and assumptions about future events. Actual results can, and probably will, differ from those we currently estimate including those related to allocating cost of sales to real estate, minerals and fiber and measuring assets for impairment. These interim operating results are not necessarily indicative of the results that may be expected for the entire year. For further information, please read the financial statements included in our 2010 Annual Report on Form 10-K.
     In first quarter 2011, we reclassified $198,000 of cost of income producing properties to operating expenses for first quarter 2010 to conform to the current year’s presentation.
Note 2 — New Accounting Pronouncements
     In first quarter 2011, we adopted Accounting Standards Update (ASU) 2010-28 — When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts and ASU 2010-29 — Disclosure of Supplementary Pro Forma Information for Business Combinations. Adoption of these pronouncements did not have a significant effect on our earnings or financial position.
Note 3 — Strategic Initiatives and Assets Held for Sale
     In 2009, we announced our near-term strategic initiatives to enhance shareholder value by generating significant cash flow, principally from the sale of approximately 175,000 acres of higher and better use timberland; reducing debt by approximately $150,000,000; and repurchasing up to 20 percent of our common stock.
     Since announcing these initiatives, we have sold approximately 119,000 acres of timber and timberland in Georgia, Alabama and Texas for $197,381,000 generating combined net proceeds of $191,891,000, which were principally used to reduce debt, pay taxes and reinvest in qualifying real estate under Internal Revenue Code (IRC) Section 1031. These transactions resulted in a combined gain on sale of assets of $132,654,000. In addition, in 2010, we repurchased 1,000,987 shares of our common stock at a cost of $15,178,000. The repurchased shares are classified as treasury stock.
     At first quarter-end 2011, assets held for sale includes approximately 55,000 acres of undeveloped land with a carrying value of $14,504,000 and related timber with a carrying value of $6,607,000. We continue to actively market this land in accordance with these initiatives.

Note 4 — Real Estate
     Real estate consists of:

	First
	Quarter-End	Year-End
	2011	2010
	(In thousands)
Entitled, developed and under development projects	$403,320	$403,059
Undeveloped land	94,722	86,608
Income producing properties	96,166	95,963

	594,208	585,630
Accumulated depreciation	(24,317)	(23,438)

	$569,891	$562,192

     Included in entitled, developed and under development projects are the estimated costs of assets we expect to convey to utility and improvement districts of $60,509,000 at first quarter-end 2011 and $59,079,000 at year-end 2010, including approximately $36,552,000 included in both first quarter-end 2011 and year-end 2010 related to our Cibolo Canyons project near San Antonio, Texas. These costs relate to water, sewer and other infrastructure assets we have submitted to utility or improvement districts for approval and reimbursement. We billed these districts $1,800,000 in first quarter 2011 and $183,000 in first quarter 2010. We collected $36,000 from these districts in first quarter 2011 and $183,000 in first quarter 2010. We expect to collect the remaining amounts billed when these districts achieve adequate tax bases to support payment.
     Included in undeveloped land is property in San Antonio, Texas we acquired in first quarter 2011 for $7,900,000. We intend to use this property for environmental conservation and future development entitlements.
     Depreciation expense, primarily related to income producing properties, was $879,000 in first quarter 2011 and $868,000 in first quarter 2010 and is included in other operating expenses.
Note 5 — Timber
     We have approximately 196,000 acres of timber, primarily in Georgia. The cost of timber cut and sold was $242,000 in first quarter 2011 and $337,000 in first quarter 2010.
Note 6 — Shareholders’ Equity
     A reconciliation of changes in shareholders’ equity at first quarter-end 2011 follows:

	Forestar	Noncontrolling
	Group Inc.	Interests	Total
		(In thousands)
Balance at year-end 2010	$509,564	$4,715	$514,279
Net (loss) income	(2,473)	769	(1,704)
Distributions to noncontrolling interests	—	(1,027)	(1,027)
Contributions from noncontrolling interests	—	29	29
Other (primarily share-based compensation)	996	—	996

Balance first quarter-end 2011	$508,087	$4,486	$512,573

     In first quarter 2011, we issued 32,798 shares of our common stock as a result of stock option exercises and vesting of equity-settled restricted stock units.
Note 7 — Investment in Unconsolidated Ventures
     At first quarter-end 2011, we had ownership interests ranging from 25 to 50 percent in 10 ventures that we account for using the equity method. We have no ventures that are accounted for using the cost method. Our three largest ventures at first quarter-end 2011 are CL Realty, Temco and Palisades West. We own a 50 percent interest in both CL Realty and Temco, and Cousins Real Estate Corporation owns the other 50 percent interest. We own a 25 percent interest in Palisades West, Cousins Properties Incorporated owns a 50 percent interest and Dimensional Fund Advisors LP owns the remaining 25 percent interest. Information regarding these ventures follows:

•	CL Realty, L.L.C. was formed in 2002 for the purpose of developing residential and mixed-use communities in Texas and across the southeastern United States. At first quarter-end 2011, the venture had 14 residential and mixed-use communities, of which 10 are in Texas, 3 are in Florida and 1 is in Georgia, representing approximately 5,300 planned residential lots and 290 commercial acres.

•	Temco Associates, LLC was formed in 1991 for the purpose of acquiring and developing residential real estate sites in Georgia. At first quarter-end 2011, the venture has 4 residential and mixed-use communities, representing approximately 1,560 planned residential lots, all of which are located in Paulding County, Georgia. The venture also owns approximately 5,730 acres of undeveloped land in Paulding County, Georgia.

•	Palisades West LLC was formed in 2006 for the purpose of constructing a commercial office park in Austin, Texas. The project includes two office buildings totaling approximately 375,000 square feet and an accompanying parking garage. At first quarter-end 2011, the buildings are approximately 97 percent leased. Our remaining commitment for investment in this venture as of first quarter-end 2011 is $1,658,000. Effective fourth quarter 2008, we entered into a 10-year operating lease for approximately 32,000 square feet that we occupy as our corporate headquarters. In first quarter 2011, rents paid under this operating lease were $304,000 and are included in general and administrative and other operating expenses.
     Combined summarized balance sheet information for our ventures accounted for using the equity method follows:

	First Quarter-End 2011						Year-End 2010
	CL		Palisades		Other		CL		Palisades		Other
	Realty	Temco	West		Ventures	Total	Realty	Temco	West		Ventures	Total
	(In thousands)
Real estate	$81,883	$59,961	$123,108		$69,244	$334,196	$85,436	$60,454	$124,696		$69,612	$340,198
Total assets	82,785	60,581	126,412		77,880	347,658	86,657	60,609	129,378		78,060	354,704
Borrowings (a)	2,152	2,894	—		74,888	79,934	2,664	2,929	—		74,605	80,198
Total liabilities	3,808	3,157	45,822	(b)	87,908	140,695	4,124	3,133	48,612	(b)	87,145	143,014
Equity	78,977	57,424	80,590		(10,028)	206,963	82,533	57,476	80,766		(9,085)	211,690
Our investment in real estate ventures:
Our share of their equity (c)	39,489	28,712	20,148		14,143	102,492	41,267	28,738	20,191		14,075	104,271
Unrecognized deferred gain (d)	(2,190)	—	—		(931)	(3,121)	(2,190)	—	—		(915)	(3,105)

Investment in real estate ventures	$37,299	$28,712	$20,148		$13,212	$99,371	$39,077	$28,738	$20,191		$13,160	$101,166

     Combined summarized income statement information for our ventures accounted for using the equity method follows:

	First Quarter
	2011	2010
	(In thousands)
Revenues:
CL Realty	$1,869	$1,727
Temco	58	1,788
Palisades West	4,030	3,315
Other ventures	1,549	1,865

Total	$7,506	$8,695

Earnings (loss):
CL Realty	$656	$(144)
Temco	(204)	1,200
Palisades West	1,456	1,124
Other ventures	(870)	(1,093)

Total	$1,038	$1,087

Our equity in their earnings (loss):
CL Realty	$328	$(72)
Temco	(102)	600
Palisades West	364	279
Other ventures (c)	(8)	(436)

Total	$582	$371

(a)	Total includes current maturities of $71,980,000 at first quarter-end 2011, of which $43,044,000 is non-recourse to us, and $75,121,000 at year-end 2010, of which $43,166,000 is non-recourse to us.

(b)	Includes $44,293,000 of deferred income from leasehold improvements funded by tenants in excess of leasehold improvement allowances. These amounts are recognized as rental income over the lease term and are offset by depreciation expense related to these tenant improvements. There is no effect on venture net income.

(c)	Our share of the equity in other ventures reflects our ownership interests ranging from 25 to 50 percent, excluding venture losses that exceed our investment where we are not obligated to fund those losses.

(d)	Represents deferred gains on real estate contributed by us to ventures. We recognize the gains as real estate is sold to third parties. The deferred gains are reflected as a reduction to our investment in unconsolidated ventures.
     In first quarter 2011, we invested $673,000 in these ventures and received $3,044,000 in distributions; in first quarter 2010, we invested $705,000 in these ventures and received $2,733,000 in distributions. Distributions include both return of investments and distributions of earnings.
     At first quarter-end 2011, other ventures include three partnerships we participate in that have total assets of $54,411,000 and total liabilities of $84,234,000, which includes $69,744,000 of borrowings classified as current maturities. These partnerships are managed by third parties who intend to extend or refinance these borrowings; however, there is no assurance that this can be done. Although these borrowings may be guaranteed by third parties, we may under certain circumstances elect or be required to provide additional equity to these partnerships. We do not believe that the ultimate resolution of these matters will have a significant effect on our earnings or financial position. Our investment in these partnerships is $3,212,000 at first quarter-end 2011. These three partnerships are variable interest entities. Please read Note 16 for additional information.
     We have provided performance bonds and letters of credit on behalf of certain ventures totaling $2,791,000 at first quarter-end 2011. Generally these performance bonds and letters of credit would be drawn on due to lack of performance by us or the ventures, such as failure to timely deliver streets and utilities in accordance with local codes and ordinances.
Note 8 — Debt
     Debt consists of:

	First
	Quarter-End	Year-End
	2011	2010
	(In thousands)
Term loan facility — average interest rate of 6.50% at first quarter-end 2011 and year-end 2010	$130,000	$125,000
Revolving loan facility — average interest rate of 6.97% at first quarter-end 2011	6,000	—
Secured promissory notes — average interest rate of 4.50% at first quarter-end 2011 and 4.51% at year-end 2010	41,716	41,716
Other indebtedness due through 2017 at variable interest rates based on prime (3.75% at first quarter-end 2011 and year-end 2010) and fixed interest rate of 8.00%	52,884	54,873

	$230,600	$221,589

     Our senior credit facility and other debt agreements contain financial covenants customary for such agreements including minimum levels of interest coverage and limitations on leverage. At first quarter-end 2011, we were in compliance with the financial covenants of these agreements.
     On February 23, 2011, we supplemented our amended and restated senior credit facility to add a new lender to the revolving loan and to the term loan increasing the aggregate commitment by $30,000,000. We incurred fees of approximately $270,000 related to this additional commitment.
     At first quarter-end 2011, our senior credit facility provides for a $130,000,000 term loan and a $200,000,000 revolving line of credit. The term loan matures August 6, 2015, and the revolving line of credit matures August 6, 2013 (with a one-year extension option to August 6, 2014). The term loan includes a 2 percent prepayment penalty for payments in excess of $25,000,000 prior to February 6, 2012. The revolving line of credit may be prepaid at any time without penalty. The revolving line of credit includes a $100,000,000 sublimit for letters of credit, of which $3,437,000 is outstanding at first quarter-end 2011. Total borrowings under our senior credit facility (including the face amount of letters of credit) may not exceed a borrowing base formula. At first quarter-end 2011, we had $168,113,000 in net unused borrowing capacity under our senior credit facility.
     At our option, we can borrow at LIBOR plus 4.5 percent (subject to a 2 percent LIBOR floor) or prime plus 2.5 percent. Borrowings under the senior credit facility are secured by (a) all timberland and minerals, (b) assignments of current and future leases, rents and contracts, including our mineral leases, (c) a security interest in our primary operating account, (d) pledge of the equity interests in current and future material operating subsidiaries or joint venture interests, or if such pledge is not permitted, a pledge of the right to distributions from such entities, to the extent permitted, and (e) negative pledge (without a mortgage) on all other wholly-owned assets. The senior credit facility provides for releases of real estate to be conveyed provided that borrowing base compliance is maintained.
     At first quarter-end 2011, we have $7,182,000 in unamortized deferred fees which are included in other assets. Amortization of deferred financing fees was $604,000 in first quarter 2011 and $1,437,000 in first quarter 2010 and is included in interest expense.

     At first quarter-end 2011, income producing properties having a book value of $70,058,000 are subject to liens in connection with $41,716,000 of debt.
     At first quarter-end 2011, entitled, developed and under development projects having a book value of $113,541,000 are subject to liens in connection with $52,884,000 of principally non-recourse debt.
Note 9 — Fair Value
     Non-financial assets measured at fair value on a non-recurring basis principally include real estate assets and assets held for sale, which are measured for impairment. In first quarter 2011 and 2010, no significant non-financial assets were remeasured at fair value.
     We elected not to use the fair value option for cash and cash equivalents, accounts receivable, other current assets, variable debt, accounts payable and other current liabilities. The carrying amounts of these financial instruments approximate their fair values due to their short-term nature or variable interest rates. We determine the fair value of fixed rate financial instruments using quoted prices for similar instruments in active markets.
     Information about our fixed rate financial instruments not measured at fair value follows:

	First Quarter-End 2011		Year-End 2010
	Carrying	Fair	Carrying	Fair	Valuation
	Amount	Value	Amount	Value	Technique
(In thousands)
Fixed rate debt	$(29,931)	$(29,848)	$(29,931)	$(30,164)	Level 2
Note 10 — Capital Stock
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
     Please read Note 17 for information about additional shares of common stock that could be issued under terms of our share-based compensation plans.
     As a result of the 2007 spin-offs from Temple-Inland, at first quarter-end 2011, personnel of Temple-Inland and the other spin-off entity held 19,000 awards that will be settled in shares of our common stock and options to purchase 1,205,000 shares of our common stock. Information about these stock options follows:

			Weighted	Aggregate
			Average	Intrinsic Value
		Weighted	Remaining	(Current
		Average	Contractual	Value Less
	Shares	Exercise Price	Term	Exercise Price)
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding and exercisable	1,205	$20.88	4	$3,020
Note 11 — Other Comprehensive Income (Loss)
     Other comprehensive income (loss) consists of:

	First Quarter
	2011	2010
	(In thousands)
Consolidated net loss	$(1,704)	$(3,033)
Change in fair value of interest rate swap agreement	—	393
Income tax effect of change in fair value	—	(137)

Other comprehensive loss	(1,704)	(2,777)
Less: Comprehensive (income) loss attributable to noncontrolling interests	(769)	61

Other comprehensive loss attributable to Forestar Group Inc.	$(2,473)	$(2,716)

Note 12 — Earnings (Loss) per Share
     Loss attributable to common shareholders and weighted average common shares outstanding used to compute net loss per share were:

	First Quarter
	2011	2010
	(In thousands)
Earnings (loss) attributable to common shareholders:
Consolidated net loss	$(1,704)	$(3,033)
Less: Net (income) loss attributable to noncontrolling interest	(769)	61

Net loss attributable to Forestar Group Inc.	$(2,473)	$(2,972)

Weighted average common shares outstanding — basic	35,330	36,078
     At first quarter-end 2011 and 2010, the effect of 3,262,000 and 3,070,000 stock options, equity-settled awards and unvested shares of restricted stock were not included in the computation of diluted weighted average shares outstanding because they were anti-dilutive.
Note 13 — Income Taxes
     In first quarter 2011, our effective tax rate was a benefit of 29 percent, which includes a 13 percent non-cash charge for share-based compensation. In first quarter 2010, our effective tax rate was a benefit of 33 percent.
     Our 2011 rate includes benefits for percentage depletion, charitable contributions associated with donated conservation easements and noncontrolling interests, and our 2010 rate includes benefits for percentage depletion. In addition, both the 2011 and 2010 rates include the effect of state income taxes and nondeductible items.
     We have not provided a valuation allowance for our deferred tax asset because we believe it is likely it will be recoverable in future periods.
     At first quarter-end 2011, our unrecognized tax benefits totaled $7,670,000, of which $6,295,000 would affect our effective tax rate if recognized.
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
Environmental
     Environmental remediation liabilities arise from time to time in the ordinary course of doing business, and we believe we have established adequate reserves for any probable losses. We own 288 acres near Antioch, California, portions of which were sites of a former Temple-Inland paper manufacturing operation that are in remediation. We estimate the cost to complete remediation activities will be approximately $2,400,000, which is included in other accrued expenses and will likely be paid in 2011 or 2012. Our estimate requires us to make assumptions regarding the scope of required remediation, the effectiveness of planned remediation activities, and approvals by regulatory authorities. Our estimate is subject to revision as new information becomes available.
Note 15 — Segment Information
     We manage our operations through three business segments: real estate, mineral resources and fiber resources. Real estate secures entitlements and develops infrastructure on our lands for single-family residential and mixed-use communities and manages our undeveloped land and our income producing properties, primarily a hotel and a multifamily property. Mineral resources manages our oil, natural gas and water interests. Fiber resources manages our timber and recreational leases.

     Assets allocated by segment are as follows:

	First
	Quarter-End	Year-End
	2011	2010
	(In thousands)
Real estate	$674,000	$668,689
Mineral resources	13,018	13,399
Fiber resources	17,680	18,258
Assets not allocated to segments	89,915	88,978

Total assets	$794,613	$789,324

     We evaluate performance based on segment earnings (loss) before unallocated items and income taxes. Segment earnings (loss) consist of operating income, equity in earnings (loss) of unconsolidated ventures and net income (loss) attributable to noncontrolling interests. Unallocated items consist of general and administrative expense, share-based compensation, gain on sale of assets, interest expense and other non-operating income and expense. The accounting policies of the segments are the same as those described in the accounting policy note to the consolidated financial statements. Our revenues are derived from our U.S. operations and all of our assets are located in the U.S. In first quarter 2011, no single customer accounted for more than 10 percent of our total revenues.
     Segment revenues and earnings are as follows:

	First Quarter
	2011	2010
	(In thousands)
Revenues:
Real estate	$21,139	$17,248
Mineral resources	7,333	7,127
Fiber resources	1,368	1,983

Total revenues	$29,840	$26,358

Segment earnings:
Real estate	$2,575	$312
Mineral resources	5,598	6,178
Fiber resources	640	1,443

Total segment earnings	$8,813	$7,933
Items not allocated to segments (a)	(11,998)	(12,420)

Loss before taxes	$(3,185)	$(4,487)

(a)	Items not allocated to segments consist of:

	First Quarter
	2011	2010
	(In thousands)
General and administrative expense	$(3,916)	$(4,538)
Share-based compensation expense	(4,100)	(3,534)
Interest expense	(4,009)	(4,546)
Other non-operating income	27	198

	$(11,998)	$(12,420)

Note 16 — Variable Interest Entities
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
     At first quarter-end 2011, we are the primary beneficiary of two VIEs that we consolidate. We have provided the majority of equity to these VIEs, which absent our contributions or advances do not have sufficient equity to fund their operations. We have the authority to approve project budgets and the issuance of additional debt. At first quarter-end 2011, our consolidated balance sheet includes $14,579,000 in assets, principally real estate, and $5,002,000 in liabilities related to these two VIEs. In first quarter 2011, we contributed or advanced $2,157,000 to these VIEs. In first quarter 2010, real estate assets decreased by $11,865,000, debt decreased by $13,207,000 and other liabilities increased by $1,342,000 due to lender foreclosure of a lien on property owned by one of these VIEs. We have a nominal general partner interest in this VIE and could be held responsible for its liabilities.
     Also at first quarter-end 2011, we are not the primary beneficiary of three VIEs that we account for using the equity method. The unrelated managing partners oversee the day-to-day operations and guarantee some of the debt of the VIEs while we have the authority to approve project budgets and the issuance of additional debt. Although some of the debt is guaranteed by the managing partners, we may under certain circumstances elect or be required to provide additional funds to these VIEs. At first quarter-end 2011, these three VIEs have total assets of $54,411,000, substantially all of which represent developed and undeveloped real estate and total liabilities of $84,234,000, which includes $69,744,000 of borrowings classified as current maturities. These amounts are included in other ventures in the combined summarized balance sheet information for ventures accounted for using the equity method in Note 7. At first quarter-end 2011, our investment in these three VIEs is $3,212,000 and is included in investment in unconsolidated ventures. In first quarter 2011, we contributed or advanced $77,000 to these VIEs. Our maximum exposure to loss related to these VIEs is estimated at $36,640,000, which exceeds our investment as we have a nominal general partner interest in two of these VIEs and could be held responsible for their liabilities. The maximum exposure to loss represents the maximum loss that we could be required to recognize assuming all the ventures’ assets (principally real estate) are worthless, without consideration of the probability of a loss or of any actions we may take to mitigate any such loss.
Note 17 — Share-Based Compensation
     Share-based compensation expense consists of:

	First Quarter
	2011	2010
	(In thousands)
Cash-settled awards	$2,169	$2,125
Equity-settled awards	149	—
Restricted stock	663	703
Stock options	1,119	706

	$4,100	$3,534

     Share-based compensation expense is included in:

	First Quarter
	2011	2010
	(In thousands)
General and administrative expense	$2,055	$1,038
Other operating expense	2,045	2,496

	$4,100	$3,534

     In first quarter 2011, the increase in general and administrative expense is primarily due to the impact of stock price changes on vested cash-settled awards.
     The fair value of awards granted to retirement eligible employees and expensed at the date of grant was $654,000 in first quarter 2011 and $286,000 in first quarter 2010. Unrecognized share-based compensation expense related to non-vested equity-settled awards, restricted stock and stock options is $10,855,000 at first quarter-end 2011. The weighted average period over which this amount will be recognized is estimated to be 2 years. We did not capitalize any share-based compensation in first quarter 2011 or 2010.
     In first quarter 2011, we withheld 63,000 shares having a value of $1,190,000 in connection with vesting of restricted stock awards and exercises of stock options. These shares are included in treasury stock and are reflected in financing activities in our consolidated statement of cash flows.
     A summary of the awards granted under our 2007 Stock Incentive Plan follows:
Cash-settled awards
     Cash-settled awards granted to our employees in the form of restricted stock units or stock appreciation rights generally vest over three to four years from the date of grant and generally provide for accelerated vesting upon death, disability or if there is a change in control. Vesting for some restricted stock unit awards is also conditioned upon achievement of a minimum one percent annualized return on assets over a three-year period. Cash-settled stock appreciation rights have a ten-year term, generally become exercisable ratably over three to four years and provide for accelerated or continued vesting upon retirement, death, disability or if there is a change in control. Stock appreciation rights were granted with an exercise price equal to the market value of our stock on the date of grant.

     Cash-settled awards granted to our directors in the form of restricted stock units are fully vested at the time of grant and payable upon retirement.
     The following table summarizes the activity of cash-settled restricted stock unit awards in first quarter 2011:

		Weighted
	Equivalent	Average Grant
	Units	Date Fair Value
	(In thousands)	(Per unit)
Non-vested at beginning of period	376	$11.88
Granted	137	18.59
Vested	(55)	18.54
Forfeited	—	—

Non-vested at end of period	458	$13.10

     The following table summarizes the activity of cash-settled stock appreciation rights in first quarter 2011:

			Weighted	Aggregate
			Average	Intrinsic Value
		Weighted	Remaining	(Current
	Rights	Average	Contractual	Value Less
	Outstanding	Exercise Price	Term	Exercise Price)
	(In thousands)	(Per share)	(In years)	(In thousands)
Balance at beginning of period	909	$11.28	8	$7,289
Granted	—	—
Exercised	(12)	9.29
Forfeited	—	—

Balance at end of period	897	$11.30	8	$6,920

Exercisable at end of period	380	$10.48	8	$3,243
     The fair value of awards settled in cash was $184,000 in first quarter 2011 and $602,000 in first quarter 2010. At first quarter-end 2011, the fair value of vested cash-settled awards is $15,626,000 and is included in other liabilities. The aggregate current value of non-vested cash-settled awards is $12,392,000 at first quarter-end 2011 based on a quarter-end stock price of $19.02.
Equity-settled awards
     Equity-settled awards granted to our employees include restricted stock units (RSU), which vest ratably over three years from the date of grant, and beginning first quarter 2011, market-leveraged stock units (MSU), which vest after three years. The following table summarizes the activity of equity-settled RSU and MSU awards in first quarter 2011:

Weighted
	Equivalent	Average Grant
	Units	Date Fair Value
	(In thousands)	(Per share)
Non-vested at beginning of period	—	$—
Granted	160	20.73
Vested	—	—
Forfeited	—	—

Non-vested at end of period	160	$20.73

     In first quarter 2011, we granted 124,700 MSU awards. These awards will be settled in common stock based upon our stock price performance over three years from the date of grant. The number of shares to be issued could range from a high of 187,050 shares if our stock price increases by 50 percent or more, to a low of 62,350 shares if our stock price decreases by 50 percent or could be zero if our stock price decreases by more than 50 percent, the minimum threshold performance. MSU awards are valued using a Monte Carlo simulation pricing model, which includes expected stock price volatility and risk-free interest rate assumptions. Compensation expense is recognized regardless of achievement of performance conditions, provided the requisite service period is satisfied.
     Unrecognized share-based compensation expense related to non-vested equity-settled awards is $3,007,000 at first quarter-end 2011. The weighted average period over which this amount will be recognized is estimated to be 3 years.

Restricted stock
     Restricted stock awards vest either ratably over or after three years, generally if we achieve a minimum one percent annualized return on assets over such three-year period. The following table summarizes the activity of restricted stock awards in first quarter 2011:

		Weighted
	Restricted	Average Grant
	Shares	Date Fair Value
	(In thousands)	(Per share)
Non-vested at beginning of period	636	$17.56
Granted	—	—
Vested	(195)	24.75
Forfeited	—	—

Non-vested at end of period	441	$14.38

     Unrecognized share-based compensation expense related to non-vested restricted stock awards is $3,807,000 at first quarter-end 2011. The weighted average period over which this amount will be recognized is estimated to be 2 years.
Stock options
     Stock options have a ten-year term, generally become exercisable ratably over three to four years and provide for accelerated or continued vesting upon retirement, death, disability or if there is a change in control. Options were granted with an exercise price equal to the market value of our stock on the date of grant. The following table summarizes the activity of stock option awards in first quarter 2011:

			Weighted	Aggregate
			Average	Intrinsic Value
		Weighted	Remaining	(Current
	Options	Average	Contractual	Value Less
	Outstanding	Exercise Price	Term	Exercise Price)
	(In thousands)	(Per share)	(In years)	(In thousands)
Balance at beginning of period	957	$23.45	8	$1,890
Granted	327	18.59
Exercised	—	—
Forfeited	—	—

Balance at end of period	1,284	$22.22	8	$1,935

Exercisable at end of period	642	$25.61	7	$842
     We estimate the fair value of stock options using the Black-Scholes option pricing model and the following assumptions:

	First Quarter
	2011	2010
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	56.2%	51.0%
Risk-free interest rate	2.4%	2.3%
Expected life of options (years)	6	6
Weighted average estimated fair value of options granted	$10.11	$8.98
     We have limited historical experience as a stand-alone company so we utilized alternative methods in determining our valuation assumptions. The expected life was based on the simplified method utilizing the midpoint between the vesting period and the contractual life of the awards. In first quarter 2011, the expected stock price volatility was based on a blended rate utilizing our historical volatility and historical prices of our peers’ common stock for a period corresponding to the expected life of the options. In first quarter 2010, the expected stock price volatility was based on historical prices of our peers’ common stock for a period corresponding to the expected life of the options. Pre-vesting forfeitures are estimated based upon the pool of participants and their expected activity and historical trends.
     Unrecognized share-based compensation expense related to non-vested stock options is $4,041,000 at first quarter-end 2011. The weighted average period over which this amount will be recognized is estimated to be 3 years.

Pre-Spin Awards
     Certain of our employees participated in Temple-Inland’s share-based compensation plans. In conjunction with the 2007 spin-off, these awards were equitably adjusted into separate awards of the common stock of Temple-Inland and the spin-off entities.
     Stock options have a ten-year term, generally become exercisable ratably over four years and provide for accelerated or continued vesting upon retirement, death, disability or if there is a change in control. A summary of stock option awards outstanding at first quarter-end 2011 follows:

			Weighted	Aggregate
			Average	Intrinsic Value
		Weighted	Remaining	(Current
	Options	Average	Contractual	Value Less
	Outstanding	Exercise Price	Term	Exercise Price)
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding and exercisable on Forestar stock	77	$22.08	4	$178
Outstanding and exercisable on Temple-Inland stock	165	20.28	5	575

$753

     The intrinsic value of options exercised was $57,000 in first quarter 2011 and $297,000 in first quarter 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2010 Annual Report on Form 10-K. Unless otherwise indicated, information is presented as of first quarter-end 2011, and references to acreage owned includes all acres owned by ventures regardless of our ownership interest in a venture.
Forward-Looking Statements
     This Quarterly Report on Form 10-Q and other materials we have filed or may file with the Securities and Exchange Commission contain “forward-looking statements” within the meaning of the federal securities laws. These forward-looking statements are identified by their use of terms and phrases such as “believe,” “anticipate,” “could,” “estimate,” “likely,” “intend,” “may,” “plan,” “expect,” and similar expressions, including references to assumptions. These statements reflect our current views with respect to future events and are subject to risk and uncertainties. We note that a variety of factors and uncertainties could cause our actual results to differ significantly from the results discussed in the forward-looking statements. Factors and uncertainties that might cause such differences include, but are not limited to:
•	general economic, market or business conditions in Texas or Georgia, where our real estate activities are concentrated;

•	the opportunities (or lack thereof) that may be presented to us and that we may pursue;

•	significant customer concentration;

•	future residential or commercial entitlements, development approvals and the ability to obtain such approvals;

•	accuracy of estimates and other assumptions related to investment in real estate, the expected timing and pricing of land and lot sales and related cost of real estate sales, impairment of long-lived assets, income taxes, share-based compensation and oil and natural gas reserves;

•	the levels of resale housing inventory and potential impact of foreclosures in our development projects and the regions in which they are located;

•	the development of relationships with strategic partners;

•	fluctuations in costs and expenses;

•	demand for new housing, which can be affected by a number of factors including the availability of mortgage credit;

•	supply of and demand for oil and natural gas and fluctuations in oil and natural gas prices;

•	competitive actions by other companies;

•	changes in governmental policies, laws or regulations and actions or restrictions of regulatory agencies;

•	government regulation of exploration and production technology, including hydraulic fracturing;

•	the results of financing efforts, including our ability to obtain financing with favorable terms;

•	our partners’ ability to fund their capital commitments and otherwise fulfill their operating and financial obligations;

•	water withdrawal or usage may be subject to state and local laws, regulations or permit requirements, and there is no assurance that all our water interests or rights will be available for withdrawal or use; and

•	the final resolutions or outcomes with respect to our contingent and other liabilities related to our business.
     Other factors, including the risk factors described in Item 1A of our 2010 Annual Report on Form 10-K, may also cause actual results to differ materially from those projected by our forward-looking statements. New factors emerge from time to time and it is not possible for us to predict all such factors, nor can we assess the impact of any such factor on our business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.
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
     In 2009, we announced our near-term strategic initiatives to enhance shareholder value by generating significant cash flow, principally from the sale of approximately 175,000 acres of higher and better use (HBU) timberland; reducing debt by approximately $150,000,000; and repurchasing up to 20 percent of our common stock.
     Since announcing these initiatives, we have sold approximately 119,000 acres of timber and timberland in Georgia, Alabama and Texas for $197,381,000 generating combined net proceeds of $191,891,000, which were principally used to reduce debt, pay taxes and reinvest in qualifying real estate under Internal Revenue Code (IRC) Section 1031. These transactions resulted in a combined gain on sale of assets of $132,654,000. In addition, in 2010, we repurchased 1,000,987 shares of our common stock at a cost of $15,178,000. The repurchased shares are classified as treasury stock.
     At first quarter-end 2011, assets held for sale under these strategic initiatives includes approximately 55,000 acres of undeveloped land with a carrying value of $14,504,000 and related timber with a carrying value of $6,607,000. We continue to actively market this land and, although we occasionally have received offers and entered into negotiations concerning this land, we can give no assurance as to when we may be able to reach an agreement that we believe is commercially acceptable.

Results of Operations
     A summary of our consolidated results by business segment follows:

	First Quarter
	2011	2010
	(In thousands)
Revenues:
Real estate	$21,139	$17,248
Mineral resources	7,333	7,127
Fiber resources	1,368	1,983

Total revenues	$29,840	$26,358

Segment earnings:
Real estate	$2,575	$312
Mineral resources	5,598	6,178
Fiber resources	640	1,443

Total segment earnings	8,813	7,933
Items not allocated to segments:
General and administrative expense	(3,916)	(4,538)
Share-based compensation expense	(4,100)	(3,534)
Interest expense	(4,009)	(4,546)
Other non-operating income	27	198

Loss before taxes	(3,185)	(4,487)
Income tax benefit	712	1,515

Net loss attributable to Forestar Group Inc.	$(2,473)	$(2,972)

     Significant aspects of our results of operations follow:
First Quarter 2011
•	Real estate segment earnings increased principally due to higher undeveloped land sales volume and price from our retail sales program and improved sales activity within our single-family residential and mixed-use communities.

•	Mineral resources segment earnings declined principally due to increased costs associated with developing our water resources initiatives.

•	Fiber resources segment earnings decreased principally due to reduced harvest activity resulting from the sale of approximately 30,000 acres of timberland in 2010.

•	Share-based compensation increased principally as a result of awards granted in first quarter 2011 and accelerated expense recognition in conjunction with awards granted to retirement eligible employees.
First Quarter 2010
•	Real estate segment earnings were impacted by lower undeveloped land sales as a result of deteriorating market conditions primarily due to limited capital and alternate investment options to buyers in the marketplace.

•	Mineral resources segment earnings included higher lease bonus revenues related to leasing activity in the East Texas Basin which resulted in increased lease bonus revenue per acre.

•	Fiber resources segment earnings were negatively impacted by a reduction in volume as a result of selling over 110,000 acres of timberland in 2009 and wet weather conditions.
Current Market Conditions
     Current U.S. market conditions in the single-family residential industry continue to be difficult, characterized by product oversupply, depressed sales volumes and prices, difficult financing environment for purchasers, high unemployment rates and low consumer confidence. While all markets are being negatively affected by overall poor economic conditions, not all geographic areas and products have been affected to the same extent or with equal severity. These difficult market conditions may continue throughout 2011.
     Oil prices have increased due to unrest in the Middle East and North Africa as fears of supply disruptions continue and expectations that global economic growth will tighten supplies. Natural gas prices have remained soft as shale resource drilling and production remains strong and working gas inventories are expected to remain relatively high. In our area of operations in the East Texas Basin, exploration and production companies remain focused on reducing capital expenditures and drilling strategically in order to extend and hold leases. These conditions may impact the demand for new mineral leases, new exploration activity and the amount of royalty revenues we receive.
     Pulpwood demand is relatively stable in our markets. Sawtimber prices remain depressed due to decreased demand for lumber as a result of lower new home construction activity.
Business Segments
     We manage our operations through three business segments:
•	Real estate,

•	Mineral resources, and

•	Fiber resources.
     We evaluate performance based on earnings (loss) before unallocated items and income taxes. Segment earnings (loss) consist of operating income, equity in earnings (loss) of unconsolidated ventures and net income (loss) attributable to noncontrolling interests. Unallocated items consist of general and administrative expenses, share-based compensation, gain on sale of assets, interest expense and other non-operating income and expense. The accounting policies of the segments are the same as those described in the accounting policy note to the consolidated financial statements.
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
Real Estate
     We own directly or through ventures approximately 219,000 acres of real estate located in nine states and 12 markets. Our real estate segment secures entitlements and develops infrastructure on our lands, primarily for single-family residential and mixed-use communities. We own approximately 165,000 acres in a broad area around Atlanta, Georgia, with the balance located primarily in Texas. We target investments principally in our strategic growth corridors, regions across the southern half of the United States that possess key demographic and growth characteristics that we believe make them attractive for long-term real estate investment. We own and manage our projects either directly or through ventures. Our real estate segment revenues are principally derived from the sales of residential single-family lots, undeveloped land and commercial real estate and to a lesser degree from the operation of income producing properties, primarily a hotel and a multifamily property.
     A summary of our real estate results follows:

	First Quarter
	2011	2010
	(In thousands)
Revenues	$21,139	$17,248
Cost of sales	(10,170)	(10,471)
Operating expenses	(7,714)	(6,794)

	3,255	(17)
Equity in earnings of unconsolidated ventures	89	268
Less: Net (income) loss attributable to noncontrolling interests	(769)	61

Segment earnings	$2,575	$312

     In first quarter 2011, operating expenses principally consist of $2,184,000 in property taxes, $1,941,000 in employee compensation and benefits, $1,281,000 in depreciation and amortization expenses and $966,000 in professional services. In first quarter 2010, operating expenses principally consist of $2,287,000 in property taxes, $1,696,000 in employee compensation and benefits, $913,000 in depreciation and amortization expenses and $541,000 in professional services. Depreciation and amortization expenses increased primarily as a result of depreciating building, improvements and furniture, fixture and equipment and amortizing identifiable intangible assets related to the acquisition of a 401 unit, Class A multifamily property in fourth quarter 2010.

     Revenues in our owned and consolidated ventures consist of:

	First Quarter
	2011	2010
	(In thousands)
Residential real estate	$7,867	$5,890
Commercial real estate	—	157
Undeveloped land	6,090	4,703
Income producing properties	6,935	6,157
Other	247	341

Total revenues	$21,139	$17,248

     Residential real estate revenues principally consist of the sale of single-family lots to national, regional and local home builders. In first quarter 2011, residential real estate revenues increased principally as a result of increased lot sales volume in our single-family residential and mixed-use communities.
     In first quarter 2011, undeveloped land sales increased due to higher volume and increased prices generated from our retail land sales program including the sale of over 1,475 acres of undeveloped land in East Texas for approximately $2,100 per acre.
     In first quarter 2011, revenue from income producing properties principally includes $5,230,000 from a 413 room hotel in Austin, Texas and $1,301,000 from a 401 unit multifamily property in Houston, Texas.
     Units sold in our owned and consolidated ventures consist of:

	First Quarter
	2011	2010
Residential real estate:
Lots sold	145	102
Revenue per lot sold	$54,257	$57,433
Commercial real estate:
Acres sold	—	1.3
Revenue per acre sold	$—	$121,705
Undeveloped land:
Acres sold	2,629	2,088
Revenue per acre sold	$2,316	$2,253
     Information about our real estate projects and our real estate ventures follows:

	First Quarter-End
	2011	2010
Owned and consolidated ventures:
Entitled, developed and under development projects
Number of projects	52	53
Residential lots remaining	17,635	20,084
Commercial acres remaining	1,774	1,701
Undeveloped land and land in the entitlement process
Number of projects	18	19
Acres in entitlement process	29,620	30,370
Acres undeveloped (a)	167,387	196,159
Ventures accounted for using the equity method:
Ventures’ lot sales (for the period)
Lots sold	69	93
Average price per lot sold	$35,473	$40,731
Ventures’ entitled, developed and under development projects
Number of projects	21	21
Residential lots remaining	9,582	9,702
Commercial acres sold (for the period)	20.0	0.3
Average price per acre sold	$152,460	$372,727
Commercial acres remaining	570	761
Ventures’ undeveloped land and land in the entitlement process
Number of projects	—	1
Acres in entitlement process	—	840
Acres sold (for the period)	—	—
Average price per acre sold	$—	$—
Acres undeveloped	5,731	5,517

(a)	Includes 55,000 acres classified as assets held for sale at first quarter-end 2011 and 74,000 acres at first quarter-end 2010.

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
Mineral Resources
     We own directly or through ventures approximately 604,000 net acres of mineral interests. Our mineral resources segment revenues are principally derived from royalties and other revenues from our oil and natural gas mineral interests located principally in Texas, Louisiana, Georgia and Alabama. At first quarter-end 2011, we have approximately 92,000 net acres under lease and approximately 30,000 net acres held by production from 496 oil and natural gas wells operated by exploration and production companies.
     A summary of our mineral resources results follows:

	First Quarter
	2011	2010
	(In thousands)
Revenues	$7,333	$7,127
Cost of sales	(794)	(322)
Operating expenses	(1,429)	(730)

	5,110	6,075
Equity in earnings of unconsolidated ventures	488	103

Segment earnings	$5,598	$6,178

     Cost of sales represents our share of oil and natural gas production severance taxes, which are calculated based on a percentage of oil and natural gas produced, costs related to our non-operating working interests and delay rental payments related to ground water leases in central Texas.
     In first quarter 2011, operating expenses principally consist of $644,000 in professional and consulting services, $453,000 in employee compensation and benefits and $76,000 in property taxes. In first quarter 2010, operating expenses principally consist of $121,000 in professional and consulting services, $269,000 in employee compensation and benefits and $73,000 in property taxes. Professional and consulting services increased primarily due to non-cash amortization of contingent consulting consideration paid to the seller of a water resources company acquired in fourth quarter 2010. These costs are being amortized ratably over the performance period assuming certain milestones are accomplished by July 2014.
     Equity in earnings of unconsolidated ventures includes our share of royalty revenue from producing wells in the Barnett Shale natural gas formation.
     Revenues consist of:

	First Quarter
	2011	2010
	(In thousands)
Royalties	$3,805	$3,504
Other revenues	3,528	3,623

Total revenues	$7,333	$7,127

     In first quarter 2011, royalty revenues increased as a result of higher oil prices and increased oil production partially offset by decreases in natural gas prices and production in owned and consolidated properties. Changes in prices contributed $171,000 while production increases contributed $130,000. The production increase primarily relates to higher levels of condensate and natural gas liquids produced from new wells.
     In first quarter 2011, other revenues include $1,677,000 in lease bonus payments as a result of leasing approximately 4,900 net mineral acres for an average of $343 per acre, $1,555,000 related to mineral seismic exploration associated with 31,100 acres in Louisiana and $156,000 related to delay rental payments. In first quarter 2010, other revenues include $3,185,000 in lease bonus payments as a result of leasing over 2,100 net mineral acres for an average of $1,495 per acre in the East Texas Basin and $432,000 related to delay rental payments.

     Oil and natural gas produced and average unit prices related to our royalty and non-operating working interests follows:

	First Quarter
	2011	2010
Consolidated entities:
Oil production (barrels)	32,000	29,400
Average price per barrel	$82.49	$71.26
Natural gas production (millions of cubic feet)	308.2	319.9
Average price per thousand cubic feet	$3.79	$4.40
Our share of ventures accounted for using the equity method:
Natural gas production (millions of cubic feet)	158.6	26.6
Average price per thousand cubic feet	$3.57	$3.71
Total consolidated and our share of equity method ventures:
Oil production (barrels)	32,000	29,400
Average price per barrel	$82.49	$71.26
Natural gas production (millions of cubic feet)	466.8	346.5
Average price per thousand cubic feet	$3.72	$4.34
     At first quarter-end 2011, there were 496 active wells owned and operated by others on our leased mineral acres compared to 474 wells at first quarter-end 2010.
     Our share of ventures natural gas production increased as a result of 16 wells that began producing from the Barnett Shale natural gas formation in 2010.
     In addition, we have water interests in approximately 1,600,000 acres, including a 45 percent nonparticipating royalty interest in groundwater produced or withdrawn for commercial purposes or sold from approximately 1,400,000 acres in Texas, Louisiana, Georgia and Alabama and approximately 17,800 acres of ground water leases in central Texas. We have not received significant income from these interests.
Fiber Resources
     Our fiber resources segment focuses principally on the management of our timber holdings and recreational leases. We have approximately 196,000 acres of timber, primarily in Georgia, and approximately 18,000 acres of timber under lease. Our fiber resources segment revenues are principally derived from the sales of wood fiber from our land and leases for recreational uses. We sold over 140,000 acres of undeveloped land in 2010 and 2009 through our retail land sales program and our strategic initiatives. In addition, we are delaying harvest plans and actively marketing approximately 55,000 acres classified as held for sale. As a result of the reduced acreage from executing these land sales, future segment revenues and earnings are anticipated to be lower.
     A summary of our fiber resources results follows:

	First Quarter
	2011	2010
	(In thousands)
Revenues	$1,368	$1,983
Cost of sales	(247)	(351)
Operating expenses	(486)	(686)

	635	946
Other operating income	—	497
Equity in earnings of unconsolidated ventures	5	—

Segment earnings	$640	$1,443

     In first quarter 2011, operating expenses principally consist of $237,000 in employee compensation and benefits and $119,000 in facility and long-term timber lease costs. In first quarter 2010, operating expenses principally consist of $453,000 in employee compensation and benefits, of which $197,000 related to employee severance costs, and $73,000 in facility and long-term timber lease costs.
     In first quarter 2010, other operating income represents a gain from partial termination of a timber lease.

     Revenues consist of:

	First Quarter
	2011	2010
	(In thousands)
Fiber	$865	$1,504
Recreational leases and other	503	479

Total revenues	$1,368	$1,983

     Fiber sold consists of:

	First Quarter
	2011	2010
Pulpwood tons sold	65,600	83,100
Average pulpwood price per ton	$9.18	$10.92
Sawtimber tons sold	15,500	29,600
Average sawtimber price per ton	$16.98	$20.14
Total tons sold	81,100	112,700
Average price per ton	$10.67	$13.34
     In first quarter 2011, total fiber tons sold decreased principally due to the sale of approximately 30,000 acres of timberland in 2010. The majority of our fiber sales were to Temple-Inland at market prices.
     Information about our recreational leases follows:

	First Quarter
	2011	2010
Average recreational acres leased	200,000	212,300
Average price per leased acre	$8.91	$8.17
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
     In first quarter 2011, general and administrative expense principally consists of $1,454,000 in employee compensation and benefits, $739,000 in professional services, $351,000 in depreciation expense, $244,000 related to insurance cost and $211,000 in occupancy. In first quarter 2010, general and administrative expense principally consists of $1,388,000 in employee compensation and benefits, $762,000 in professional services, $370,000 in depreciation expense, $316,000 related to insurance cost and $297,000 in occupancy.
Income Taxes
     In first quarter 2011, our effective tax rate was a benefit of 29 percent, which includes a 13 percent non-cash charge for share-based compensation. In first quarter 2010, our effective tax rate was a benefit of 33 percent.
     Our 2011 rate includes benefits for percentage depletion, charitable contributions associated with donated conservation easements and noncontrolling interests, and our 2010 rate includes benefits for percentage depletion. In addition, both the 2011 and 2010 rates include the effect of state income taxes and nondeductible items.
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
     In first quarter 2011, net cash (used for) operating activities was ($6,406,000) as expenditures for real estate development and acquisitions exceeded non-cash real estate cost of sales principally due to our investment of $7,900,000 in undeveloped land in San Antonio, Texas and our payment of $3,446,000 in federal and state taxes net of refunds. In first quarter 2010, net cash (used for) operating activities was ($19,836,000) principally consisting of funding a $10,000,000 loan to a third party equity investor in the JW Marriott® San Antonio Hill Country Resort & Spa, state taxes of $5,048,000 and property taxes of $3,669,000.
Cash Flows from Investing Activities
     Capital contributions to and capital distributions from unconsolidated ventures and business acquisitions are classified as investing activities. In addition, proceeds from the sale of property and equipment, software costs and expenditures related to reforestation activities are also classified as investing activities.
     In first quarter 2011, net cash (used for) investing activities was ($1,171,000) and is principally related to contributions to unconsolidated ventures and investment in property, equipment, software and reforestation. In first quarter 2010, net cash provided by investing activities was $4,205,000. We received $2,602,000 in proceeds related to the sale of our undivided interest in corporate aircraft and received $1,929,000 in net distributions from our unconsolidated ventures.
Cash Flows from Financing Activities
     In first quarter 2011, net cash provided by financing activities was $7,819,000. The increase in our debt of $9,011,000 was principally used to fund our expenditures for real estate development and acquisitions. In first quarter 2010, net cash provided by financing activities was $1,170,000 as our repayments of debt principally offset our additions to debt.
Liquidity, Contractual Obligations and Off-Balance Sheet Arrangements
     There have been no significant changes in our liquidity, contractual obligations or off-balance sheet arrangements since year-end 2010, except that on February 23, 2011, we supplemented our amended and restated senior credit facility to add a new lender to the revolving loan and to the term loan increasing the aggregate commitment by $30,000,000. We incurred fees of approximately $270,000 related to this additional commitment.
     At first quarter-end 2011, our senior credit facility provides for a $130,000,000 term loan and a $200,000,000 revolving line of credit. The term loan matures August 6, 2015, and the revolving line of credit matures August 6, 2013 (with a one-year extension option to August 6, 2014). The term loan includes a 2 percent prepayment penalty for payments in excess of $25,000,000 prior to February 6, 2012. The revolving line of credit may be prepaid at any time without penalty. At first quarter-end 2011, we had $168,113,000 in net unused borrowing capacity under our senior credit facility. Our unused borrowing capacity during first quarter 2011 ranged from a high of $171,993,000 to a low of $154,993,000. This facility is used primarily to fund our operating cash needs, which fluctuate due to timing of residential real estate sales, undeveloped land sales, mineral lease bonus payments, timber sales, payment of payables and expenses and capital expenditures.
     Our senior credit facility and other debt agreements contain financial covenants customary for such agreements including minimum levels of interest coverage and limitations on leverage. At first quarter-end 2011, we were in compliance with the financial covenants of these agreements. Based on our current operating projections, we believe that we will remain in compliance with our senior credit facility financial covenants in the future.

     The following table details our compliance with the financial covenants calculated as provided in the senior credit facility:

		First
		Quarter-End
Financial Covenant	Requirement	2011
Interest Coverage Ratio (a)	≥ 1.05:1.0	4.14:1.0
Revenues/Capital Expenditures Ratio (b)	≥ 1.00:1.0	4.14:1.0
Total Leverage Ratio (c)	≤ 40%	21.4%
Net Worth (d)	> $411 million	$502 million
Collateral Value to Loan Commitment Ratio (e)	≥ 1.60:1.0	2.04:1.0

(a)	Calculated as EBITDA (earnings before interest, taxes, depreciation and amortization), plus non-cash compensation expense, plus other non-cash expenses, divided by interest expense excluding loan fees. This covenant is applied at the end of each quarter on a rolling four quarter basis.

(b)	Calculated as total gross revenues, plus our pro rata share of the operating revenues from unconsolidated ventures, divided by capital expenditures. Capital expenditures are defined as consolidated development and acquisition expenditures plus our pro rata share of unconsolidated ventures’ development and acquisition expenditures. This covenant is applied at the end of each quarter on a rolling four quarter basis.

(c)	Calculated as total funded debt divided by adjusted asset value. Total funded debt includes indebtedness for borrowed funds, secured liabilities and reimbursement obligations with respect to letters of credit or similar instruments. Adjusted asset value is defined as the sum of unrestricted cash and cash equivalents, timberlands, high value timberlands, raw entitled lands, entitled land under development, minerals business, other real estate owned at book value without regard to any indebtedness and our pro rata share of joint ventures’ book value without regard to any indebtedness. This covenant is applied at the end of each quarter.

(d)	Calculated as the amount by which consolidated total assets exceeds consolidated total liabilities. At first quarter-end 2011, the requirement is $411,000,000, computed as: $411,000,000, plus 85 percent of the aggregate net proceeds received by us from any equity offering, plus 75 percent of all positive net income, on a cumulative basis. This covenant is applied at the end of each quarter.

(e)	Calculated as the total collateral value of timberland, high value timberland and our minerals business, divided by total aggregate loan commitment. This covenant is applied at the end of each quarter.
     To make additional investments, acquisitions, or distributions, we must maintain available liquidity equal to the lesser of $35,000,000 or 10% of the aggregate commitments in place. At first quarter-end 2011, this requirement was $33,000,000 resulting in approximately $171,946,000 in available liquidity, which represents our unused borrowing capacity under our senior credit facility plus unrestricted cash and cash equivalents. The failure to maintain such minimum liquidity does not constitute a default or event of default of our senior credit facility.
     At first quarter-end 2011, we participate in three partnerships that have total assets of $54,411,000 and total liabilities of $84,234,000, which includes $69,744,000 of borrowings classified as current maturities. These partnerships are managed by third parties who intend to extend or refinance these borrowings; however, there is no assurance that this can be done. Although these borrowings are guaranteed by third parties, we may under certain circumstances elect or be required to provide additional equity to these partnerships. We do not believe that the ultimate resolution of these matters will have a significant effect on our earnings or financial position. Our investment in these partnerships is $3,212,000 at first quarter-end 2011. These three partnerships are variable interest entities.
     Consolidated venture debt of $34,599,000, which is non-recourse to us, is scheduled to mature in second quarter 2011. We believe it is likely that the venture will be able to extend or refinance these borrowings; however, there is no assurance that this can be done. We do not believe that the ultimate resolution of the matter will have a significant effect on our earnings or financial position.
Cibolo Canyons — San Antonio, Texas
     Cibolo Canyons consists of the JW Marriott ® San Antonio Hill Country Resort & Spa development owned by third parties and a mixed-use development we own. We have approximately $88,601,000 invested in Cibolo Canyons at first quarter-end 2011.
Resort Hotel, Spa and Golf Development
     In 2007, we entered into agreements to facilitate third party construction and ownership of the JW Marriott ® San Antonio Hill Country Resort & Spa, which includes a 1,002 room destination resort and two PGA Tour® Tournament Players Club® (TPC) golf courses. Under these agreements, we agreed to transfer to third party owners approximately 700 acres of undeveloped land, to provide approximately $30,000,000 cash and to provide approximately $12,700,000 of other consideration principally consisting of golf course construction materials, substantially all of which has been provided.
     In exchange for our commitment to the resort, the third party owners assigned to us certain rights under an agreement between the third party owners and a legislatively created Special Purpose Improvement District (SPID). This agreement includes the right to receive from the

SPID 9 percent of hotel occupancy revenues and 1.5 percent of other resort sales revenues collected as taxes by the SPID through 2034. The amount we receive will be net of annual ad valorem tax reimbursements by the SPID to the third party owners of the resort through 2020. In addition, these payments will be net of debt service, if any, on bonds issued by the SPID collateralized by hotel occupancy tax and other resort sales tax through 2034.
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
     In fourth quarter 2010, we received approximately $1,000,000 from the SPID related to our share of hotel occupancy revenues and other resort sales revenues collected as taxes by the SPID in 2010. We accounted for this as a reduction of our investment. At first quarter-end 2011, we have $42,002,000 invested in the resort development.
Mixed-Use Development
     The mixed-use development we own consists of 2,100 acres planned to include approximately 1,420 residential lots and 220 commercial acres designated for multifamily and retail uses, of which 666 lots and 64 commercial acres have been sold through first quarter-end 2011.
     In 2007, we entered into an agreement with the SPID providing for reimbursement of certain infrastructure costs related to the mixed-use development. Reimbursements are subject to review and approval by the SPID and unreimbursed amounts accrue interest at 9.75 percent. The SPID’s funding for reimbursements is principally derived from its ad valorem tax collections and bond proceeds collateralized by ad valorem taxes, less debt service on these bonds and annual administrative and public service expenses. Through first quarter-end 2011, we have submitted and received approval for reimbursement of approximately $57,322,000 of infrastructure costs and have received reimbursements totaling $20,770,000. At first quarter-end 2011, we have $36,552,000 in approved and pending reimbursements, excluding interest.
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
     At first quarter-end 2011, we have $46,599,000 invested in the mixed-use development.
Critical Accounting Policies and Estimates
     There have been no significant changes in our critical accounting policies or estimates in first quarter 2011 from those disclosed in our 2010 Annual Report on Form 10-K.
Recent Accounting Standards
     Please read Note 2 to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

Statistical and Other Data
     A summary of our real estate projects in the entitlement process (a) at first quarter-end 2011 follows:

			Project
Project	County	Market	Acres(b)
California
Hidden Creek Estates	Los Angeles	Los Angeles	700
Terrace at Hidden Hills	Los Angeles	Los Angeles	30
Georgia
Ball Ground	Cherokee	Atlanta	500
Burt Creek	Dawson	Atlanta	970
Crossing	Coweta	Atlanta	230
Dallas Highway	Haralson	Atlanta	1,060
Fincher Road	Cherokee	Atlanta	3,890
Fox Hall	Coweta	Atlanta	960
Garland Mountain	Cherokee/Bartow	Atlanta	350
Home Place	Coweta	Atlanta	1,510
Martin’s Bridge	Banks	Atlanta	970
Mill Creek	Coweta	Atlanta	770
Serenity	Carroll	Atlanta	440
Waleska	Cherokee	Atlanta	100
Wolf Creek	Carroll/Douglas	Atlanta	12,230
Yellow Creek	Cherokee	Atlanta	1,060
Texas
Lake Houston	Harris/Liberty	Houston	3,700
San Jacinto	Montgomery	Houston	150

Total			29,620

(a)	A project is deemed to be in the entitlement process when customary steps necessary for the preparation of an application for governmental land-use approvals, like conducting pre-application meetings or similar discussions with governmental officials, have commenced, or an application has been filed. Projects listed may have significant steps remaining, and there is no assurance that entitlements ultimately will be received.

(b)	Project acres, which are the total for the project regardless of our ownership interest, are approximate. The actual number of acres entitled may vary.

     A summary of activity within our projects in the development process, which includes entitled (a), developed and under development real estate projects, at first quarter-end 2011 follows:

					Residential Lots(c)		Commercial Acres(d)
					Lots Sold		Acres Sold
			Interest		Since	Lots	Since	Acres
Project	County	Market	Owned(b)		Inception	Remaining	Inception	Remaining
Projects we own
California
San Joaquin River	Contra Costa/ Sacramento	Oakland	100%		—	—	—	288
Colorado
Buffalo Highlands	Weld	Denver	100%		—	164	—	—
Johnstown Farms	Weld	Denver	100%		115	494	2	8
Pinery West	Douglas	Denver	100%		—	—	—	115
Stonebraker	Weld	Denver	100%		—	603	—	13
Texas
Arrowhead Ranch	Hays	Austin	100%		—	259	—	6
Caruth Lakes	Rockwall	Dallas/Fort Worth	100%		324	325	—	—
Cibolo Canyons	Bexar	San Antonio	100%		666	749	64	157
Harbor Lakes	Hood	Dallas/Fort Worth	100%		201	248	2	12
Hunter’s Crossing	Bastrop	Austin	100%		347	143	38	71
La Conterra	Williamson	Austin	100%		76	424	—	58
Maxwell Creek	Collin	Dallas/Fort Worth	100%		710	289	10	—
Oak Creek Estates	Comal	San Antonio	100%		79	568	13	—
The Colony	Bastrop	Austin	100%		412	734	22	31
The Gables at North Hill	Collin	Dallas/Fort Worth	100%		199	84	—	—
The Preserve at Pecan Creek	Denton	Dallas/Fort Worth	100%		316	502	—	9
The Ridge at Ribelin Ranch	Travis	Austin	100%		—	—	179	16
Westside at Buttercup Creek	Williamson	Austin	100%		1,327	187	66	—
Other projects (9)	Various	Various	100%		1,555	17	197	24
Georgia
Towne West	Bartow	Atlanta	100%		—	2,674	—	121
Other projects (13)	Various	Atlanta	100%		—	2,934	—	705
Missouri and Utah
Other projects (2)	Various	Various	100%		460	94	—	—

					6,787	11,492	593	1,634

Projects in entities we consolidate
Texas
City Park	Harris	Houston	75%		1,150	161	50	115
Lantana	Denton	Dallas/Fort Worth	55	% (e)	631	1,601	—	—
Light Farms	Collin	Dallas/Fort Worth	65%		—	2,868	—	—
Stoney Creek	Dallas	Dallas/Fort Worth	90%		109	645	—	—
Timber Creek	Collin	Dallas/Fort Worth	88%		—	614	—	—
Other projects (4)	Various	Various	Various		709	254	26	25

					2,599	6,143	76	140

Total owned and consolidated					9,386	17,635	669	1,774

Projects in ventures that we account for using the equity method
Georgia
Seven Hills	Paulding	Atlanta	50%		636	445	26	113
The Georgian	Paulding	Atlanta	38%		288	1,097	—	—
Other projects (3)	Various	Atlanta	Various		1,710	77	3	—
Texas
Bar C Ranch	Tarrant	Dallas/Fort Worth	50%		251	948	—	—
Entrada	Travis	Austin	50%		—	821	—	3
Fannin Farms West	Tarrant	Dallas/Fort Worth	50%		318	63	—	15
Harper’s Preserve	Montgomery	Houston	50%		—	1,722	—	72
Lantana	Denton	Dallas/Fort Worth	Various (e)		1,436	116	14	76
Long Meadow Farms	Fort Bend	Houston	19%		711	1,372	107	113
Southern Trails	Brazoria	Houston	40%		452	575	—	—
Stonewall Estates	Bexar	San Antonio	25%		271	117	—	—
Summer Creek Ranch	Tarrant	Dallas/Fort Worth	50%		796	478	—	71
Summer Lakes	Fort Bend	Houston	50%		357	773	56	—
Village Park	Collin	Dallas/Fort Worth	50%		356	215	3	2
Waterford Park	Fort Bend	Houston	50%		—	210	—	90
Other projects (2)	Various	Various	Various		297	227	—	15
Florida
Other projects (3)	Various	Tampa	Various		519	326	—	—

Total in ventures					8,398	9,582	209	570

Combined total					17,784	27,217	878	2,344

(a)	A project is deemed entitled when all major discretionary governmental land-use approvals have been received. Some projects may require additional permits and/or non-governmental authorizations for development.

(b)	Interest owned reflects our net equity interest in the project, whether owned directly or indirectly. There are some projects that have multiple ownership structures within them. Accordingly, portions of these projects may appear as owned, consolidated or accounted for using the equity method.

(c)	Lots are for the total project, regardless of our ownership interest. Lots remaining represent vacant developed lots, lots under development and future planned lots and are subject to change based on business plan revisions.

(d)	Commercial acres are for the total project, regardless of our ownership interest, and are net developable acres, which may be fewer than the gross acres available in the project.

(e)	The Lantana project consists of a series of 19 partnerships in which our voting interests range from 25 percent to 55 percent. We account for three of these partnerships using the equity method and we consolidate the remaining partnerships.
     A summary of our significant commercial and income producing properties at first quarter-end 2011 follows:

			Interest
Project	County	Market	Owned(a)	Type	Description
Broadstone Memorial	Harris	Houston	100%	Multifamily	401 unit luxury apartment
Radisson Hotel	Travis	Austin	100%	Hotel	413 guest rooms and suites
Palisades West	Travis	Austin	25%	Office	375,000 square feet
Las Brisas	Williamson	Austin	59%	Multifamily	414 unit luxury apartment

(a)	Interest owned reflects our net equity interest in the project, whether owned directly or indirectly.
     A summary of our mineral acres (a) at first quarter-end 2011 follows:

			Held By
State	Unleased	Leased(b)	Production(c)	Total(d)
	(Net acres)
Texas	156,000	71,000	25,000	252,000
Louisiana	118,000	21,000	5,000	144,000
Georgia	166,000	—	—	166,000
Alabama	40,000	—	—	40,000
California	1,000	—	—	1,000
Indiana	1,000	—	—	1,000

	482,000	92,000	30,000	604,000

(a)	Includes ventures.

(b)	Includes leases in primary lease term or for which a delay rental payment has been received. In the ordinary course of business, leases covering a significant portion of leased net mineral acres may expire from time to time in a single reporting period.

(c)	Acres being held by production are producing oil or natural gas in paying quantities.

(d)	Texas, Louisiana, California and Indiana net acres are calculated as the gross number of surface acres multiplied by our percentage ownership of the mineral interest. Alabama and Georgia net acres are calculated as the gross number of surface acres multiplied by our estimated percentage ownership of the mineral interest based on county sampling. Excludes 477 net mineral acres located in Colorado including 382 acres leased and 26 acres held by production.

     A summary of our Texas and Louisiana mineral acres (a) by county or parish at first quarter-end 2011 follows:

Texas		Louisiana
County	Net Acres	Parish	Net Acres
Trinity	46,000	Beauregard	79,000
Angelina	42,000	Vernon	39,000
Houston	29,000	Calcasieu	17,000
Anderson	25,000	Allen	7,000
Cherokee	24,000	Rapides	1,000
Sabine	23,000	Other	1,000

Red River	14,000		144,000

Newton	13,000
San Augustine	13,000
Jasper	12,000
Other	11,000

	252,000

(a)	Includes ventures.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
     Our interest rate risk is principally related to our variable-rate debt. Interest rate changes impact earnings due to the resulting increase or decrease in the cost of our variable-rate debt, which is $200,669,000 at first quarter-end 2011 and $191,658,000 at year-end 2010.
     The following table illustrates the estimated effect on our pre-tax income of immediate, parallel, and sustained shifts in interest rates for the next 12 months on our variable-rate debt at first quarter-end 2011, with comparative year-end 2010 information. This estimate assumes that debt reductions from contractual payments will be replaced with short-term, variable-rate debt; however, that may not be the financing alternative we choose.

	First
	Quarter-End	Year-End
Change in Interest Rates	2011	2010
	(In thousands)
+2%	$(3,922)	$(3,728)
+1%	(2,007)	(1,917)
-1%	2,007	1,917
-2%	4,013	3,833
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
     There are no material changes from the risk factors disclosed in our 2010 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     In first quarter 2011, there were no sales of unregistered securities.
     On February 11, 2009, we announced that our Board of Directors authorized the repurchase of up to 7,000,000 shares of our common stock. The following table provides information about the repurchase of our common stock in open-market transactions:

				Maximum
			Total Number	Number of
			of Shares	Shares That
			Purchased as	May Yet be
	Total	Average	Part of Publicly	Purchased
	Number of	Price	Announced	Under the
	Shares	Paid per	Plans or	Plans
Period	Purchased(a)	Share	Programs	or Programs
Month 1 (1/1/2011 — 1/31/2011)	8,585	$19.66	—	5,999,013
Month 2 (2/1/2011 — 2/28/2011)	54,354	$18.78	—	5,999,013
Month 3 (3/1/2011 — 3/31/2011)	19	$17.05	—	5,999,013

Total	62,958	$18.90	—

(a)	Represents shares withheld to pay taxes in connection with vesting of restricted stock awards and exercises of stock options.
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

10.2†	Form of Market-Leveraged Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on February 9, 2011).

31 .1*	Certification of Chief Executive Officer pursuant to Exchange Act rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31 .2*	Certification of Chief Financial Officer pursuant to Exchange Act rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 .1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32 .2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORESTAR GROUP INC.
Date: May 10, 2011	By:	/s/ Christopher L. Nines
Christopher L. Nines
Chief Financial Officer

By:	/s/ Charles D. Jehl
Charles D. Jehl
Chief Accounting Officer