Form 10-Q
period 2011-06-30
Forestar Group Inc.
filed 2011-08-08
CIK 1406587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding as of
Title of Each Class	August 1, 2011
Common Stock, par value $1.00 per share	35,492,686

FORESTAR GROUP INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
FORESTAR GROUP INC.
Consolidated Balance Sheets

	(Unaudited)
	Second
	Quarter-End	Year-End
	2011	2010
	(In thousands)
ASSETS
Cash and cash equivalents	$5,715	$5,366
Real estate	568,139	562,192
Assets held for sale	25,588	21,122
Investment in unconsolidated ventures	98,909	101,166
Timber	15,998	17,959
Receivables, net	23,382	2,875
Prepaid expenses	2,824	2,034
Income taxes receivable	790	—
Property and equipment, net	5,423	5,577
Oil and gas properties and equipment, net	2,413	322
Deferred tax asset	54,141	47,141
Goodwill and other intangible assets	5,989	6,527
Other assets	15,844	17,043

TOTAL ASSETS	$825,155	$789,324

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$4,281	$4,214
Accrued employee compensation and benefits	463	994
Accrued property taxes	5,112	3,662
Accrued interest	1,293	1,061
Income taxes payable	—	3,293
Other accrued expenses	9,176	8,168
Other liabilities	35,054	32,064
Debt	260,825	221,589

TOTAL LIABILITIES	316,204	275,045

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Forestar Group Inc. shareholders’ equity:
Preferred stock, par value $0.01 per share, 25,000,000 authorized shares, none issued	—	—
Common stock, par value $1.00 per share, 200,000,000 authorized shares, 36,773,370 issued at June 30, 2011 and 36,667,210 issued at December 31, 2010	36,773	36,667
Additional paid-in capital	395,573	391,352
Retained earnings	94,607	101,001
Treasury stock, at cost, 1,281,084 shares at June 30, 2011 and 1,216,647 shares at December 31, 2010	(20,672)	(19,456)

Total Forestar Group Inc. shareholders’ equity	506,281	509,564
Noncontrolling interests	2,670	4,715

TOTAL SHAREHOLDERS’ EQUITY	508,951	514,279

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$825,155	$789,324

Please read the Notes to Consolidated Financial Statements.

FORESTAR GROUP INC.
Consolidated Statements of Income
(Unaudited)

	Second Quarter		First Six Months
	2011	2010	2011	2010
		(In thousands, except per share amounts)
REVENUES
Real estate sales	$12,576	$16,145	$26,533	$26,895
Income producing properties and other	7,039	5,404	14,221	11,902

Real estate	19,615	21,549	40,754	38,797
Mineral resources	4,580	4,606	11,913	11,733
Fiber resources and other	1,290	1,982	2,658	3,965

	25,485	28,137	55,325	54,495

COSTS AND EXPENSES
Cost of real estate sales	(5,991)	(7,462)	(11,636)	(13,129)
Cost of income producing properties and other	(4,366)	(3,945)	(8,891)	(8,749)
Cost of mineral resources	(438)	(307)	(1,232)	(629)
Cost of fiber resources and other	(285)	(391)	(532)	(742)
Other operating	(10,483)	(9,228)	(22,157)	(19,437)
General and administrative	(6,849)	(6,120)	(12,820)	(11,696)

	(28,412)	(27,453)	(57,268)	(54,382)

OPERATING INCOME (LOSS)	(2,927)	684	(1,943)	113
Equity in earnings (loss) of unconsolidated ventures	402	287	984	658
Interest expense	(4,653)	(4,103)	(8,662)	(8,649)
Other non-operating income	24	246	51	444

INCOME (LOSS) BEFORE TAXES	(7,154)	(2,886)	(9,570)	(7,434)
Income tax benefit (expense)	2,828	(162)	3,540	1,353

CONSOLIDATED NET INCOME (LOSS)	(4,326)	(3,048)	(6,030)	(6,081)
Less: Net (income) loss attributable to noncontrolling interests	405	(225)	(364)	(164)

NET INCOME (LOSS) ATTRIBUTABLE TO FORESTAR GROUP INC.	$(3,921)	$(3,273)	$(6,394)	$(6,245)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — BASIC	35,448	36,155	35,389	36,117

NET INCOME (LOSS) PER COMMON SHARE — BASIC	$(0.11)	$(0.09)	$(0.18)	$(0.17)
Please read the Notes to Consolidated Financial Statements.

FORESTAR GROUP INC.
Consolidated Statements of Cash Flows
(Unaudited)

	First Six Months
	2011	2010
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$(6,030)	$(6,081)
Adjustments:
Depreciation and amortization	4,864	5,293
Deferred income taxes	(7,000)	(6,950)
Tax benefits not recognized for book purposes	95	64
Equity in (earnings) loss of unconsolidated ventures	(984)	(658)
Distributions of earnings of unconsolidated ventures	4,102	99
Distributions of earnings to noncontrolling interests	(2,491)	(238)
Share-based compensation	3,952	5,553
Non-cash real estate cost of sales	10,525	11,470
Real estate development and acquisition expenditures	(23,529)	(7,020)
Acquisition of non-performing loan	(21,137)	—
Reimbursements from utility and improvement districts	1,790	183
Other changes in real estate	(5)	28
Gain on termination of timber lease	(181)	(497)
Cost of timber cut	524	692
Deferred income	947	1,421
Asset impairments	450	900
Loss on sale of assets held for sale	—	277
Other	74	(113)
Changes in:
Notes and accounts receivable	530	(9,771)
Prepaid expenses and other	(239)	147
Accounts payable and other accrued liabilities	3,896	(8,154)
Income taxes	(4,083)	(5,518)

Net cash (used for) provided by operating activities	(33,930)	(18,873)
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, equipment, software and reforestation	(899)	(1,392)
Oil and gas properties and equipment	(2,112)	—
Investment in unconsolidated ventures	(1,135)	(1,039)
Return of investment in unconsolidated ventures	252	4,784
Proceeds from sale of assets held for sale	—	2,602
Proceeds from termination of timber lease	290	—
Proceeds from sale of property	103	—

Net cash (used for) provided by investing activities	(3,501)	4,955
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of debt	(37,043)	(19,750)
Additions to debt	76,279	18,527
Deferred financing fees	(1,379)	—
Return of investment to noncontrolling interest	(1)	(598)
Exercise of stock options	1,167	872
Payroll taxes on restricted stock and stock options	(1,216)	(49)
Tax benefit from share-based compensation	(110)	121
Other	83	103

Net cash provided by (used for) financing activities	37,780	(774)

Net increase (decrease) in cash and cash equivalents	349	(14,692)
Cash and cash equivalents at beginning of period	5,366	21,051

Cash and cash equivalents at end of period	$5,715	$6,359

Please read the Notes to Consolidated Financial Statements.

FORESTAR GROUP INC.
Notes to Consolidated Financial Statements
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
     In 2011, we reclassified $199,000 and $397,000 from cost of income producing properties to operating expenses in second quarter and first six months 2010 to conform to the current year’s presentation.
Note 2 — New and Pending Accounting Pronouncements
      Accounting Standards Adopted in 2011
     In first quarter 2011, we adopted Accounting Standards Update (ASU) 2010-28 — When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts and ASU 2010-29 — Disclosure of Supplementary Pro Forma Information for Business Combinations. Adoption of these pronouncements did not affect our earnings or financial position.
      Pending Accounting Standards
     Pending ASU 2011-04 — Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs and ASU 2011-05 — Comprehensive Income: Presentation of Comprehensive Income will be effective first quarter 2012. Adoption is not anticipated to have a significant effect on our earnings or financial position but will likely result in certain additional disclosures.
Note 3 — Strategic Initiatives and Assets Held for Sale
     In 2009, we announced our near-term strategic initiatives to enhance shareholder value by generating significant cash flow, principally from the sale of 175,000 acres of higher and better use timberland; reducing debt by $150,000,000; and repurchasing up to 20 percent of our common stock.
     Since announcing these initiatives, we have sold 119,000 acres of timber and timberland in Georgia, Alabama and Texas for $197,381,000 generating combined net proceeds of $191,891,000, which were principally used to reduce debt, pay taxes, reinvest in qualifying real estate and repurchase our common stock. These transactions resulted in a combined gain on sale of assets of $132,654,000. In 2010, we repurchased 1,000,987 shares of our common stock at a cost of $15,178,000. The repurchased shares are classified as treasury stock.
     At second quarter-end 2011, assets held for sale includes 65,000 acres of undeveloped land with a carrying value of $18,024,000 and related timber with a carrying value of $7,564,000. We continue to actively market this land. Please read Note 19 for information regarding a sale of 50,000 acres of timberland subsequent to second quarter-end 2011.

Note 4 — Real Estate
     Real estate consists of:

	Second
	Quarter-End	Year-End
	2011	2010
	(In thousands)
Entitled, developed and under development projects	$400,287	$403,059
Undeveloped land	90,067	86,608
Income producing properties	102,983	95,963

	593,337	585,630
Accumulated depreciation	(25,198)	(23,438)

	$568,139	$562,192

     Included in entitled, developed and under development projects are the estimated costs of assets we expect to convey to utility and improvement districts of $62,030,000 at second quarter-end 2011 and $59,079,000 at year-end 2010, including $36,552,000 included in both second quarter-end 2011 and year-end 2010 related to our Cibolo Canyons project near San Antonio, Texas. These costs relate to water, sewer and other infrastructure assets we have submitted to utility or improvement districts for approval and reimbursement. We submitted for reimbursement to these districts $2,336,000 in first six months 2011 and $1,827,000 in first six months 2010. We collected $187,000 from these districts in first six months 2011 and $183,000 in first six months 2010. We expect to collect the remaining amounts billed when these districts achieve adequate tax bases to support payment.
     Also included in entitled, developed and under development projects is our investment in the resort development owned by third parties at our Cibolo Canyons project. In second quarter 2011, we received $1,603,000 from the Special Improvement District (SID) related to hotel occupancy revenues and other revenues from resort sales collected as taxes by the SID. We currently account for these collections as a reduction of our investment. At second-quarter-end 2011, we have $40,399,000 invested in the resort development.
     Income producing properties principally represents our investment in a 401 unit multifamily property in Houston, Texas and a 413 room hotel in Austin, Texas. In addition, in second quarter 2011, we reclassified $4,555,000 in land from entitled, developed and under development projects to income producing properties as result of commencing construction on a 289 unit multifamily project in Austin, Texas. At second-quarter end 2011, our investment in this project, including land and construction in progress is $5,961,000, with an estimated additional cost to complete construction of $24,579,000.
     We recognized asset impairment charges in second quarter 2011 of $450,000 related to a residential real estate project located near Dallas, Texas and $900,000 in second quarter 2010 related to a residential real estate project located near Salt Lake City, Utah.
     Depreciation expense, primarily related to income producing properties, was $1,760,000 in first six months 2011 and $1,465,000 in first six months 2010 and is included in other operating expenses.
Note 5 — Timber
     We own directly or through ventures approximately 201,000 acres of timber, primarily in Georgia. The cost of timber cut and sold was $524,000 in first six months 2011 and $692,000 in first six months 2010.
Note 6 — Shareholders’ Equity
     A reconciliation of changes in shareholders’ equity at second quarter-end 2011 follows:

	Forestar	Noncontrolling
	Group Inc.	Interests	Total
		(In thousands)
Balance at year-end 2010	$509,564	$4,715	$514,279
Net income (loss)	(6,394)	364	(6,030)
Distributions to noncontrolling interests	—	(2,492)	(2,492)
Contributions from noncontrolling interests	—	83	83
Other (primarily share-based compensation)	3,111	—	3,111

Balance at second quarter-end 2011	$506,281	$2,670	$508,951

     In first six months 2011, we issued 106,160 shares of our common stock as a result of stock option exercises and vesting of equity-settled restricted stock units.

Note 7 — Investment in Unconsolidated Ventures
     At second quarter-end 2011, we had ownership interests ranging from 25 to 50 percent in 10 ventures that we account for using the equity method. We have no real estate ventures that are accounted for using the cost method. Our three largest ventures at second quarter-end 2011 are CL Realty, Temco and Palisades West. We own a 50 percent interest in both CL Realty and Temco, and Cousins Real Estate Corporation owns the other 50 percent interest. We own a 25 percent interest in Palisades West, Cousins Properties Incorporated owns a 50 percent interest and Dimensional Fund Advisors LP owns the remaining 25 percent interest. Information regarding these ventures follows:
•	CL Realty, L.L.C. was formed in 2002 for the purpose of developing residential and mixed-use communities in Texas and across the southeastern United States. At second quarter-end 2011, the venture has 14 residential and mixed-use communities, of which 10 are in Texas, 3 are in Florida and 1 is in Georgia, representing approximately 5,200 planned residential lots and 290 commercial acres.

•	Temco Associates, LLC was formed in 1991 for the purpose of acquiring and developing residential real estate sites in Georgia. At second quarter-end 2011, the venture has 4 residential and mixed-use communities, representing approximately 1,550 planned residential lots, all of which are located in Paulding County, Georgia. The venture also owns 5,712 acres of undeveloped land in Paulding County, Georgia.

•	Palisades West LLC was formed in 2006 for the purpose of constructing a commercial office park in Austin, Texas. The project includes two office buildings totaling approximately 375,000 square feet and an accompanying parking garage. At second quarter-end 2011, the buildings are approximately 97 percent leased. Our remaining commitment for investment in this venture as of second quarter-end 2011 is $1,532,000. Effective fourth quarter 2008, we entered into a 10-year operating lease for approximately 32,000 square feet that we occupy as our corporate headquarters. In second quarter and first six months 2011, rents paid under this operating lease were $256,000 and $560,000 and are included in general and administrative and other operating expenses.
     Combined summarized balance sheet information for our ventures accounted for using the equity method follows:

	Second Quarter-End 2011						Year-End 2010
	CL		Palisades		Other		CL		Palisades		Other
	Realty	Temco	West		Ventures	Total	Realty	Temco	West		Ventures	Total
						(In thousands)
Real estate	$81,898	$59,567	$121,754		$66,942	$330,161	$85,436	$60,454	$124,696		$69,612	$340,198
Total assets	82,838	60,232	125,907		76,782	345,759	86,657	60,609	129,378		78,060	354,704
Borrowings (a)	1,727	2,859	—		74,080	78,666	2,664	2,929	—		74,605	80,198
Total liabilities	3,478	3,270	45,227	(b)	88,150	140,125	4,124	3,133	48,612	(b)	87,145	143,014
Equity	79,360	56,962	80,680		(11,368)	205,634	82,533	57,476	80,766		(9,085)	211,690
Our investment in real estate ventures:
Our share of their equity (c)	39,680	28,481	20,170		13,726	102,057	41,267	28,738	20,191		14,075	104,271
Unrecognized deferred gain (d)	(2,190)	—	—		(958)	(3,148)	(2,190)	—	—		(915)	(3,105)

Investment in real estate ventures	$37,490	$28,481	$20,170		$12,768	$98,909	$39,077	$28,738	$20,191		$13,160	$101,166

     Combined summarized income statement information for our ventures accounted for using the equity method follows:

	Second Quarter		First Six Months
	2011	2010	2011	2010
		(In thousands)
Revenues:
CL Realty	$1,649	$2,485	$3,518	$4,212
Temco	288	89	346	1,877
Palisades West	4,084	3,416	8,114	6,731
Other ventures	4,116	6,355	5,665	8,220

Total	$10,137	$12,345	$17,643	$21,040

Earnings (Loss):
CL Realty	$734	$1,364	$1,390	$1,220
Temco	(212)	(388)	(416)	812
Palisades West	1,455	1,158	2,911	2,282
Other ventures	(1,262)	(15,190)	(2,132)	(16,283)

Total	$715	$(13,056)	$1,753	$(11,969)

Our equity in their earnings (loss):
CL Realty	$367	$682	$695	$610
Temco	(106)	(194)	(208)	406
Palisades West	364	290	728	569
Other ventures (c)	(223)	(491)	(231)	(927)

Total	$402	$287	$984	$658

(a)	Total includes current maturities of $72,118,000 at second quarter-end 2011, of which $43,262,000 is non-recourse to us, and $75,121,000 at year-end 2010, of which $43,166,000 is non-recourse to us.

(b)	Includes $43,678,000 of deferred income from leasehold improvements funded by tenants in excess of leasehold improvement allowances. These amounts are recognized as rental income over the lease term and are offset by depreciation expense related to these tenant improvements. There is no effect on venture net income.

(c)	Our share of the equity in other ventures reflects our ownership interests ranging from 25 to 50 percent, excluding venture losses that exceed our investment where we are not obligated to fund those losses.

(d)	Represents deferred gains on real estate contributed by us to ventures. We are recognizing income as real estate is sold to third parties. The deferred gains are reflected as a reduction to our investment in unconsolidated ventures.
     In first six months 2011, we invested $1,135,000 in these ventures and received $4,354,000 in distributions; in first six months 2010, we invested $1,039,000 in these ventures and received $4,883,000 in distributions. Distributions include both return of investments and distributions of earnings.
     At second quarter-end 2011, other ventures include three partnerships we participate in that have total assets of $51,504,000 and total liabilities of $82,740,000, which includes $67,532,000 of borrowings classified as current maturities. These partnerships are managed by third parties who intend to extend or refinance these borrowings; however, there is no assurance that this can be done. Although these borrowings may be guaranteed by third parties, we may under certain circumstances elect or be required to provide additional equity to these partnerships. We do not believe that the ultimate resolution of these matters will have a significant effect on our earnings or financial position. Our investment in these partnerships is $2,751,000 at second quarter-end 2011. These three partnerships are variable interest entities. Please read Note 17 for additional information.
     In second quarter and first six months 2011, CL Realty’s earnings include an impairment charge of $500,000 related to a residential real estate project located in Tampa, Florida.
     In second quarter and first six months 2010, other ventures loss includes a $13,061,000 loss on sale of a golf course and country club property in Denton, Texas. This loss did not impact our equity in the earnings (loss) of this venture as we exclude losses that exceed our investment where we are not obligated to provide additional funding.
     We have provided performance bonds and letters of credit on behalf of certain ventures totaling $1,447,000 at second quarter-end 2011. Generally these performance bonds and letters of credit would be drawn on due to lack of performance by us or the ventures, such as failure to timely deliver streets and utilities in accordance with local codes and ordinances.

Note 8 — Receivables
     Receivables consist of:

	Second
	Quarter-End	Year-End
	2011	2010
	(In thousands)
Non-performing loan	$21,137	$—
Notes receivable, average interest rates of 7.56% at second quarter-end 2011 and 7.93% at year-end 2010	1,974	1,057
Due from qualified intermediary	—	1,347
Receivables and accrued interest	332	615

	23,443	3,019
Allowance for bad debts	(61)	(144)

	$23,382	$2,875

     In second quarter 2011, we acquired a non-performing loan from a financial institution for $21,137,000. The original loan commitment was $38,000,000 and the current principal balance outstanding is about $31,600,000. The loan matured in February 2010. The note is secured by a lien on 900 acres of developed and undeveloped real estate located near Houston, Texas designated for single-family residential and commercial development. We are not currently accruing interest and did not record any accretable yield at acquisition due to the non-performing status of the loan. We cannot estimate the anticipated future cash flows because the borrower is in bankruptcy.
     Notes receivable generally are secured by a deed of trust and generally due within three years.
     Receivables and accrued interest principally include miscellaneous operating receivables arising in the normal course of business.
Note 9 — Debt
     Debt consists of:

	Second
	Quarter-End	Year-End
	2011	2010
	(In thousands)
Term loan facility — average interest rate of 6.50% at second quarter-end 2011 and year-end 2010	$130,000	$125,000
Revolving loan facility — average interest rate of 6.51% at second quarter-end 2011	51,000	—
Secured promissory notes — average interest rate of 4.94% at second quarter-end 2011 and 4.51% at year-end 2010	26,500	41,716
Other indebtedness due through 2017 at variable and fixed interest rates ranging from 5.00% to 8.00%	53,325	54,873

	$260,825	$221,589

     Our senior credit facility and other debt agreements contain financial covenants customary for such agreements including minimum levels of interest coverage and limitations on leverage. At second quarter-end 2011, we were in compliance with the financial covenants of these agreements.
     On February 23, 2011, we supplemented our amended and restated senior credit facility to add a new lender to the revolving loan and to the term loan increasing the aggregate commitment by $30,000,000. We incurred fees of $270,000 related to this additional commitment. In addition, on May 6, 2011, we amended our senior secured credit facility to provide us with additional flexibility and to make certain technical and other changes. We incurred fees of $583,500 related to this amendment.
     At second quarter-end 2011, our senior credit facility provides for a $130,000,000 term loan and a $200,000,000 revolving line of credit. The term loan matures August 6, 2015, and the revolving line of credit matures August 6, 2013 (with a one-year extension option to August 6, 2014). The term loan includes a 2 percent prepayment penalty for payments in excess of $25,000,000 prior to August 6, 2011 and 1 percent prepayment penalty prior to February 6, 2012 and no prepayment penalty thereafter. The revolving line of credit may be prepaid at any time without penalty. The revolving line of credit includes a $100,000,000 sublimit for letters of credit, of which $3,467,000 is outstanding at second quarter-end 2011. Total borrowings under our senior credit facility (including the face amount of letters of credit) may not exceed a borrowing base formula. At second quarter-end 2011, we had $111,386,000 in net unused borrowing capacity under our senior credit facility.
     At our option, we can borrow at LIBOR plus 4.5 percent (subject to a 2 percent LIBOR floor) or prime plus 2.5 percent. Borrowings under the senior credit facility are secured by (a) all timberland and minerals, (b) assignments of current and future leases, rents and contracts, including our mineral leases, (c) a security interest in our primary operating account, (d) pledge of the equity interests in current and future material operating subsidiaries or joint venture interests, or if such pledge is not permitted, a pledge of the right to distributions from such entities, to the extent permitted, and (e) negative pledge (without a mortgage) on all other wholly- owned assets. The senior credit facility provides for releases of real estate to be delivered provided that borrowing base compliance is maintained.

     At second quarter-end 2011, directly and through consolidated ventures, we have $7,419,000 in unamortized deferred financing fees which are included in other assets. Amortization of deferred financing fees was $1,472,000 in first six months 2011 and $2,882,000 in first six months 2010 and is included in interest expense.
     At second quarter-end 2011, a 401 unit multifamily project located in Houston, Texas with current book value of $47,337,000 is pledged as collateral for and is subject to liens in connection with a $26,500,000 loan. In second quarter 2011, we paid in full a $15,216,000 loan with borrowings from our revolving loan facility. This loan was secured by a 413 guest room hotel located in Austin, Texas.
     At second quarter-end 2011, entitled, developed and under development projects having a book value of $116,492,000 are subject to liens in connection with $53,325,000 of principally non-recourse debt.
Note 10 — Fair Value
     Non-financial assets measured at fair value on a non-recurring basis principally include real estate assets and assets held for sale, which are measured for impairment. In second quarter 2011, a real estate asset was remeasured and reported at fair value due to events or circumstances that indicated the carrying value may not be recoverable. We determined estimated fair value based on the present value of future probability weighted cash flows expected from the sale of the long-lived asset. As a result, we recognized asset impairment of $450,000 in second quarter 2011. The carrying value of this asset may have subsequently increased or decreased from the fair value reflected due to activity that has occurred since the measurement date.

				Second
	Fair Value Measurements			Quarter-End
	Level 1	Level 2	Level 3	2011
		(In thousands)
Non-Financial Assets
Real estate	$—	$—	$2,762	$2,762
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
     Information about our fixed rate financial instruments not measured at fair value follows:

	Second Quarter-End 2011		Year-End 2010
	Carrying	Fair	Carrying	Fair	Valuation
	Amount	Value	Amount	Value	Technique
(In thousands)
Fixed rate debt	$(29,931)	$(30,412)	$(29,931)	$(30,164)	Level 2
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
     Please read Note 18 for information about additional shares of common stock that could be issued under terms of our share-based compensation plans.
     As a result of the 2007 spin-offs from Temple-Inland, at second quarter-end 2011, personnel of Temple-Inland and the other spin-off entity held 19,000 awards that will be settled in our common stock and options to purchase 1,130,000 shares of our common stock. Information about these stock options follows:

			Weighted	Aggregate
			Average	Intrinsic Value
		Weighted	Remaining	(Current
		Average	Contractual	Value Less
	Shares	Exercise Price	Term	Exercise Price)
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding and exercisable	1,130	$21.52	4	$1,427

Note 12 — Other Comprehensive Income (Loss)
     Other comprehensive loss consists of:

	Second Quarter		First Six Months
	2011	2010	2011	2010
		(In thousands)
Consolidated net income (loss)	$(4,326)	$(3,048)	$(6,030)	$(6,081)
Change in fair value of interest rate swap agreement	—	—	—	393
Income tax effect of change in fair value	—	—	—	(137)

Other comprehensive income (loss)	(4,326)	(3,048)	(6,030)	(5,825)
Less: Comprehensive (income) loss attributable to noncontrolling interests	405	(225)	(364)	(164)

Other comprehensive income (loss) attributable to Forestar Group Inc.	$(3,921)	$(3,273)	$(6,394)	$(5,989)

Note 13 — Earnings (Loss) per Share
     Loss attributable to common shareholders and weighted average common shares outstanding used to compute net loss per share were:

	Second Quarter		First Six Months
	2011	2010	2011	2010
		(In thousands)
Earnings (loss) available to common shareholders:
Consolidated net income (loss)	$(4,326)	$(3,048)	$(6,030)	$(6,081)
Less: Net (income) loss attributable to noncontrolling interest	405	(225)	(364)	(164)

Net income (loss) attributable to Forestar Group Inc.	$(3,921)	$(3,273)	$(6,394)	$(6,245)

Weighted average common shares outstanding — basic	35,448	36,155	35,389	36,117
     At second quarter-end 2011 and 2010, the effect of 3,182,000 and 3,041,000 stock options, equity-settled awards and unvested shares of restricted stock were not included in the computation of diluted weighted average shares outstanding because they were anti-dilutive.
Note 14 — Income Taxes
     Our effective tax rate was a 40 percent benefit in second quarter 2011 and a 37 percent benefit in first six months 2011, which includes a 2 percent non-cash charge for share-based compensation. Our effective tax rate was 6 percent in second quarter 2010 and an 18 percent benefit in first six months 2010, which included a 23 percent benefit attributable to noncontrolling interests. In addition, 2011 and 2010 effective tax rates include the effect of state income taxes, nondeductible items, noncontrolling interests and benefits of percentage depletion.
     We have not provided a valuation allowance for our deferred tax asset because we believe it is likely it will be recoverable in future periods.
     At second quarter-end 2011, our unrecognized tax benefits totaled $7,718,000, of which $6,343,000 would affect our effective tax rate if recognized.
Note 15 — Commitments and Contingencies
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
Environmental
     Environmental remediation liabilities arise from time to time in the ordinary course of doing business, and we believe we have established adequate reserves for any probable losses. We own 288 acres near Antioch, California, portions of which were sites of a former Temple-Inland paper manufacturing operation that are in remediation. We estimate the cost to complete remediation activities will be approximately $1,940,000, which is included in other accrued expenses and will likely be paid in 2011 or 2012. Our estimate requires us to make assumptions regarding the scope of required remediation, the effectiveness of planned remediation activities, and approvals by regulatory authorities. Our estimate is subject to revision as new information becomes available.

Note 16 — Segment Information
     We manage our operations through three business segments: real estate, mineral resources and fiber resources. Real estate secures entitlements and develops infrastructure on our lands for single-family residential and mixed-use communities, and manages our undeveloped land and income producing properties, primarily a hotel and a multifamily property. Mineral resources manages our oil, natural gas and water interests. Fiber resources manages our timber and recreational leases.
     Assets allocated by segment are as follows:

	Second
	Quarter-End	Year-End
	2011	2010
	(In thousands)
Real estate	$694,686	$669,363
Mineral resources	14,580	13,399
Fiber resources	16,201	18,258
Assets not allocated to segments	99,688	88,304

Total assets	$825,155	$789,324

     We evaluate performance based on segment earnings (loss) before unallocated items and income taxes. Segment earnings (loss) consist of operating income, equity in earnings (loss) of unconsolidated ventures and net (income) loss attributable to noncontrolling interests. Items not allocated to our business segments consist of general and administrative expense, share-based compensation, gain on sale of assets, interest expense and other non-operating income and expense. The accounting policies of the segments are the same as those described in the accounting policy note to the consolidated financial statements. Our revenues are derived from our U.S. operations and all of our assets are located in the U.S. In first six months 2011, no single customer accounted for more than 10 percent of our total revenues.
     Segment revenues and earnings are as follows:

	Second Quarter		First Six Months
	2011	2010	2011	2010
		(In thousands)
Revenues:
Real estate	$19,615	$21,549	$40,754	$38,797
Mineral resources	4,580	4,606	11,913	11,733
Fiber resources	1,290	1,982	2,658	3,965

Total revenues	$25,485	$28,137	$55,325	$54,495

Segment earnings:
Real estate	$1,007	$2,454	$3,582	$2,766
Mineral resources	3,102	4,266	8,700	10,444
Fiber resources	704	1,085	1,344	2,528

Total segment earnings	4,813	7,805	13,626	15,738
Items not allocated to segments (a)	(11,562)	(10,916)	(23,560)	(23,336)

Income (loss) before taxes attributable to Forestar Group Inc.	$(6,749)	$(3,111)	$(9,934)	$(7,598)

(a)	Items not allocated to segments consist of:

	Second Quarter		First Six Months
	2011	2010	2011	2010
		(In thousands)
General and administrative expense	$(7,081)	$(5,040)	$(10,997)	$(9,578)
Share-based compensation expense	148	(2,019)	(3,952)	(5,553)
Interest expense	(4,653)	(4,103)	(8,662)	(8,649)
Other non-operating income	24	246	51	444

	$(11,562)	$(10,916)	$(23,560)	$(23,336)

     Second quarter and first six months 2011, general and administrative expense includes $2,730,000 associated with proposed private debt offerings that we withdrew as a result of deterioration of the terms available to us in the capital markets.
Note 17 — Variable Interest Entities
     At second quarter-end 2011, we are the primary beneficiary of two VIEs that we consolidate. We have provided the majority of equity to these VIEs, which absent our contributions or advances do not have sufficient equity to fund their operations. We have the authority to approve project budgets and the issuance of additional debt. At second quarter-end 2011, our consolidated balance sheet includes $14,704,000 in assets, principally real estate and $5,002,000 in liabilities related to these two VIEs. In first six months 2011, we contributed or advanced $2,303,000 to these VIEs. In first six months 2010, real estate assets decreased by $11,865,000, debt decreased by $13,207,000 and other liabilities increased by $1,342,000 due to lender foreclosure of a lien on property owned by one of these VIEs. In second quarter 2011, our earnings benefited from a $1,342,000 reallocation of a previously recognized loss related to foreclosure of a lien on property in the above VIE. Based on our access to new information, we determined this loss and related liability should be allocated from us to the noncontrolling financial interests as we believe the likelihood we will be subject to any potential lender liabilities is remote. We have a nominal general partner interest in this VIE and could be held responsible for certain of its liabilities.
     Also at second quarter-end 2011, we are not the primary beneficiary of three VIEs that we account for using the equity method. The unrelated managing partners oversee the day-to-day operations and guarantee some of the debt of the VIEs while we have the authority to approve project budgets and the issuance of additional debt. Although some of the debt is guaranteed by the managing partners, we may under certain circumstances elect or be required to provide additional funds to these VIEs. At second quarter-end 2011, these three VIEs have total assets of $51,504,000, substantially all of which represent developed and undeveloped real estate and total liabilities of $82,740,000, which includes $67,532,000 of borrowings classified as current maturities. These amounts are included in other ventures in the combined summarized balance sheet information for ventures accounted for using the equity method in Note 7. At second quarter-end 2011, our investment in these three VIEs is $2,751,000 and is included in investment in unconsolidated ventures. In first six months 2011, we contributed or advanced $114,000 to these VIEs. Our maximum exposure to loss related to these VIEs is estimated at $36,295,000, which exceeds our investment as we have a nominal general partner interest in two of these VIEs and could be held responsible for their liabilities. The maximum exposure to loss represents the maximum loss that we could be required to recognize assuming all the ventures’ assets (principally real estate) are worthless, without consideration of the probability of a loss or of any actions we may take to mitigate any such loss.
Note 18 — Share-Based Compensation
     Share-based compensation expense consists of:

	Second Quarter		First Six Months
	2011	2010	2011	2010
		(In thousands)
Cash-settled awards	$(1,488)	$640	$681	$2,765
Equity-settled awards	262	—	411	—
Restricted stock	607	912	1,270	1,615
Stock options	471	467	1,590	1,173

	$(148)	$2,019	$3,952	$5,553

     Share-based compensation expense is included in:

	Second Quarter		First Six Months
	2011	2010	2011	2010
		(In thousands)
General and administrative expense	$(232)	$1,080	$1,823	$2,118
Other operating expense	84	939	2,129	3,435

	$(148)	$2,019	$3,952	$5,553

     In second quarter and first six months 2011, the decrease in share-based compensation expense is primarily due to the impact of stock price changes on vested cash-settled awards.
     The fair value of awards granted to retirement eligible employees and expensed at the date of grant was $654,000 in first six months 2011 and $286,000 in first six months 2010. Unrecognized share-based compensation expense related to non-vested equity-settled awards, restricted stock and stock options is $9,519,000 at second quarter-end 2011. The weighted average period over which this amount will be recognized is estimated to be two years. We did not capitalize any share-based compensation in first six months 2011 or 2010.
     In first six months 2011, we withheld 64,437 shares having a value of $1,216,000 in connection with vesting of restricted stock awards and exercises of stock options. In first six months 2010, we withheld 2,601 shares having a value of $49,000 in connection with vesting of restricted stock awards and exercises of stock options. These shares are included in treasury stock and are reflected in financing activities in our consolidated statement of cash flows.
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
     Cash-settled awards granted to our directors in the form of restricted stock units are fully vested at the time of grant and payable upon retirement.
     The following table summarizes the activity of cash-settled restricted stock unit awards in first six months 2011:

		Weighted
	Equivalent	Average Grant
	Units	Date Fair Value
	(In thousands)	(Per unit)
Non-vested at beginning of period	376	$11.88
Granted	146	17.49
Vested	(64)	16.02
Forfeited	—	—

Non-vested at end of period	458	$13.10

     The following table summarizes the activity of cash-settled stock appreciation rights in first six months 2011:

			Weighted	Aggregate
			Average	Intrinsic Value
		Weighted	Remaining	(Current
	Rights	Average	Contractual	Value Less
	Outstanding	Exercise Price	Term	Exercise Price)
	(In thousands)	(Per share)	(In years)	(In thousands)
Balance at beginning of period	909	$11.28	8	$7,289
Granted	—	—
Exercised	(12)	9.29
Forfeited	—	—

Balance at end of period	897	$11.30	8	$4,888

Exercisable at end of period	380	$10.48	8	$2,333
     The fair value of awards settled in cash was $184,000 in first six months 2011 and $731,000 in first six months 2010. At second quarter-end 2011, the fair value of vested cash-settled awards is $14,296,000 and is included in other liabilities. The aggregate current value of non-vested cash-settled awards is $10,082,000 at second quarter-end 2011 based on a quarter-end stock price of $16.43.
Equity-settled awards
     Equity-settled awards granted to our employees include restricted stock units (RSU), which vest ratably over three years from the date of grant, and beginning first quarter 2011, market-leveraged stock units (MSU), which vest after three years. The following table summarizes the activity of equity-settled awards in first six months 2011:

Weighted
	Equivalent	Average Grant
	Units	Date Fair Value
	(In thousands)	(Per share)
Non-vested at beginning of period	—	$—
Granted	160	20.73
Vested	—	—
Forfeited	—	—

Non-vested at end of period	160	$20.73

     In first quarter 2011, we granted 124,700 MSU awards. These awards will be settled in common stock based upon our stock price performance over three years from the date of grant. The number of shares to be issued could range from a high of 187,050 shares if our stock price increases by 50 percent or more, to a low of 62,350 shares if our stock price decreases by 50 percent, or could be zero if our stock price decreases by more than 50 percent, the minimum threshold performance. MSU awards are valued using a Monte Carlo simulation pricing model, which includes expected stock price volatility and risk-free interest rate assumptions. Compensation expense is recognized regardless of achievement of performance conditions, provided the requisite service period is satisfied.
     Unrecognized share-based compensation expense related to non-vested equity-settled awards is $2,745,000 at second quarter-end 2011. The weighted average period over which this amount will be recognized is estimated to be three years.

Restricted stock
     Restricted stock awards vest either ratably over or after three years, generally if we achieve a minimum one percent annualized return on assets over such three-year period. The following table summarizes the activity of restricted stock awards in first six months 2011:

		Weighted
	Restricted	Average Grant
	Shares	Date Fair Value
	(In thousands)	(Per share)
Non-vested at beginning of period	636	$17.56
Granted	—	—
Vested	(199)	24.77
Forfeited	—	—

Non-vested at end of period	437	$14.27

     Unrecognized share-based compensation expense related to non-vested restricted stock awards is $3,204,000 at second quarter-end 2011. The weighted average period over which this amount will be recognized is estimated to be two years.
Stock options
     Stock options have a ten-year term, generally become exercisable ratably over three to four years and provide for accelerated or continued vesting upon retirement, death, disability or if there is a change in control. Options were granted with an exercise price equal to the market value of our stock on the date of grant. The following table summarizes the activity of stock option awards in first six months 2011:

			Weighted	Aggregate
			Average	Intrinsic Value
		Weighted	Remaining	(Current
	Options	Average	Contractual	Value Less
	Outstanding	Exercise Price	Term	Exercise Price)
	(In thousands)	(Per share)	(In years)	(In thousands)
Balance at beginning of period	957	$23.45	8	$1,890
Granted	327	18.59
Exercised	—	—
Forfeited	—	—

Balance at end of period	1,284	$22.22	8	$1,154

Exercisable at end of period	642	$25.61	7	$577
     We estimate the fair value of stock options using the Black-Scholes option pricing model and the following assumptions:

	First Six Months
	2011	2010
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	56.2%	51.0%
Risk-free interest rate	2.4%	2.3%
Expected life of options (years)	6	6
Weighted average estimated fair value of options granted	$10.11	$8.98
     We have limited historical experience as a stand-alone company so we utilized alternative methods in determining our valuation assumptions. The expected life was based on the simplified method utilizing the midpoint between the vesting period and the contractual life of the awards. In 2011, the expected stock price volatility was based on a blended rate utilizing our historical volatility and historical prices of our peers’ common stock for a period corresponding to the expected life of the options. In 2010, the expected stock price volatility was based on historical prices of our peers’ common stock for a period corresponding to the expected life of the options. Pre-vesting forfeitures are estimated based upon the pool of participants and their expected activity and historical trends.
     Unrecognized share-based compensation expense related to non-vested stock options is $3,570,000 at second quarter-end 2011. The weighted average period over which this amount will be recognized is estimated to be three years.
Pre-Spin Awards
     Certain of our employees participated in Temple-Inland’s share-based compensation plans. In conjunction with the 2007 spin-off, these awards were equitably adjusted into separate awards of the common stock of Temple-Inland and the spin-off entities.

     Stock options have a ten-year term, generally become exercisable ratably over four years and provide for accelerated or continued vesting upon retirement, death, disability or if there is a change in control. A summary of stock option awards outstanding at second quarter-end 2011 follows:

			Weighted	Aggregate
			Average	Intrinsic Value
		Weighted	Remaining	(Current
	Options	Average	Contractual	Value Less
	Outstanding	Exercise Price	Term	Exercise Price)
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding and exercisable on Forestar stock	77	$22.08	4	$114
Outstanding and exercisable on Temple-Inland stock	145	21.30	5	1,224

$1,338

     The intrinsic value of options exercised was $337,000 in first six months 2011 and $553,000 in first six months 2010.
Note 19 — Subsequent Events
     On August 5, 2011, we completed our previously announced sale of 50,000 acres of timber and timberland in Georgia and Alabama to Plum Creek Timber Company, Inc. for $75,000,000 in a cash transaction.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2010 Annual Report on Form 10-K. Unless otherwise indicated, information is presented as of second quarter-end 2011, and references to acreage owned includes all acres owned by ventures regardless of our ownership interest in a venture.
Forward-Looking Statements
     This Quarterly Report on Form 10-Q and other materials we have filed or may file with the Securities and Exchange Commission contain “forward-looking statements” within the meaning of the federal securities laws. These forward-looking statements are identified by their use of terms and phrases such as “believe,” “anticipate,” “could,” “estimate,” “likely,” “intend,” “may,” “plan,” “expect,” and similar expressions, including references to assumptions. These statements reflect our current views with respect to future events and are subject to risks and uncertainties. We note that a variety of factors and uncertainties could cause our actual results to differ significantly from the results discussed in the forward-looking statements. Factors and uncertainties that might cause such differences include, but are not limited to:
•	general economic, market or business conditions in Texas or Georgia, where our real estate activities are concentrated;

•	the opportunities (or lack thereof) that may be presented to us and that we may pursue;

•	significant customer concentration;

•	future residential or commercial entitlements, development approvals and the ability to obtain such approvals;

•	accuracy of estimates and other assumptions related to investment in real estate, the expected timing and pricing of land and lot sales and related cost of real estate sales, impairment of long-lived assets, income taxes, share-based compensation and oil and natural gas reserves;

•	the levels of resale housing inventory and potential impact of foreclosures in our development projects and the regions in which they are located;

•	the development of relationships with strategic partners;

•	fluctuations in costs and expenses;

•	demand for new housing, which can be affected by a number of factors including the availability of mortgage credit;

•	supply of and demand for oil and natural gas and fluctuations in oil and natural gas prices;

•	competitive actions by other companies;

•	changes in governmental policies, laws or regulations and actions or restrictions of regulatory agencies;

•	government regulation of exploration and production technology, including hydraulic fracturing;

•	the results of financing efforts, including our ability to obtain financing with favorable terms;

•	our partners’ ability to fund their capital commitments and otherwise fulfill their operating and financial obligations;

•	the effect of limitations, restrictions and natural events on our ability to harvest and deliver timber;

•	water withdrawal or usage may be subject to state and local laws, regulations or permit requirements, and there is no assurance that all our water interests or rights will be available for withdrawal or use; and

•	the final resolutions or outcomes with respect to our contingent and other liabilities related to our business.
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
     In 2009, we announced our near-term strategic initiatives to enhance shareholder value by generating significant cash flow, principally from the sale of 175,000 acres of higher and better use (HBU) timberland; reducing debt by $150,000,000; and repurchasing up to 20 percent of our common stock.
     Since announcing these initiatives, we have sold 119,000 acres of timber and timberland in Georgia, Alabama and Texas for $197,381,000 generating combined net proceeds of $191,891,000, which were principally used to reduce debt, pay taxes, reinvest in qualifying real estate and repurchase our common stock. These transactions resulted in a combined gain on sale of assets of $132,654,000. In addition, in 2010, we repurchased 1,000,987 shares of our common stock at a cost of $15,178,000. The repurchased shares are classified as treasury stock.
     At second quarter-end 2011, assets held for sale under these strategic initiatives includes 65,000 acres of undeveloped land with a carrying value of $18,024,000 and related timber with a carrying value of $7,564,000. We continue to actively market this land.
     On August 5, 2011, we completed our previously announced sale of 50,000 acres of timber and timberland in Georgia and Alabama to Plum Creek Timber Company, Inc. for $75,000,000 in a cash transaction.

Results of Operations
     A summary of our consolidated results by business segment follows:

	Second Quarter		First Six Months
	2011	2010	2011	2010
	(In thousands)
Revenues:
Real estate	$19,615	$21,549	$40,754	$38,797
Mineral resources	4,580	4,606	11,913	11,733
Fiber resources	1,290	1,982	2,658	3,965

Total revenues	$25,485	$28,137	$55,325	$54,495

Segment earnings:
Real estate	$1,007	$2,454	$3,582	$2,766
Mineral resources	3,102	4,266	8,700	10,444
Fiber resources	704	1,085	1,344	2,528

Total segment earnings	4,813	7,805	13,626	15,738
Items not allocated to segments:
General and administrative expense	(7,081)	(5,040)	(10,997)	(9,578)
Share-based compensation expense	148	(2,019)	(3,952)	(5,553)
Interest expense	(4,653)	(4,103)	(8,662)	(8,649)
Other non-operating income	24	246	51	444

Income (loss) before taxes	(6,749)	(3,111)	(9,934)	(7,598)
Income tax benefit (expense)	2,828	(162)	3,540	1,353

Net income (loss) attributable to Forestar Group Inc.	$(3,921)	$(3,273)	$(6,394)	$(6,245)

     Significant aspects of our results of operations follow:
Second Quarter and First Six Months 2011 and 2010
•	Second quarter 2011 real estate segment earnings was negatively impacted by lower undeveloped land sales volume and prices as a result of current market conditions. Second quarter and first six months 2011 real estate earnings benefited from increased residential lot sales volume and prices and reallocation from us to noncontrolling financial interests of a previously recognized $1,342,000 loss related to foreclosure of a lien on a property owned by a consolidated venture, which partially offset lower levels of undeveloped land sales.

•	Second quarter and first six months 2011 mineral resources segment earnings declined primarily due to increased costs associated with developing our water resources initiatives.

•	Second quarter and first six months 2011 general and administrative expense includes $2,730,000 associated with proposed private debt offerings that we withdrew as a result of deterioration of terms available to us in the credit markets.

•	Second quarter and first six months 2011 share-based compensation decreased primarily due to the effect of our lower stock price associated with vested cash-settled awards.
Current Market Conditions
     Current U.S. market conditions in the single-family residential industry continue to be difficult, characterized by product oversupply, low consumer confidence, depressed sales volumes and prices, difficult financing environment for purchasers, and high unemployment rates. While all markets are being negatively affected by overall poor economic conditions, not all geographic areas and products have been affected to the same extent or with equal severity. These difficult market conditions may continue throughout 2011. Multifamily market conditions are improving, with many markets experiencing increased occupancy levels and positive rent growth. This improvement has been driven primarily by limited new construction activity, reduced mortgage credit availability, and the increased propensity to rent among the millenial generation of the U.S. population.
     Oil prices have increased. This may be due to fears of supply disruptions and expectations that global economic growth will tighten supplies. Natural gas prices have remained soft. Shale resource drilling and production remains strong and working gas inventories are expected to remain relatively high. In our area of operations in the East Texas Basin, exploration and production companies continue to focus drilling on natural gas prospects in order to extend and hold existing mineral leases. In the Gulf Coast Basin, in Louisiana, activity has increased as operators have shifted exploration efforts to oil and high liquid natural gas plays. These conditions may impact the demand for new mineral leases, new exploration activity and the amount of royalty revenues we receive.
     Pulpwood demand is relatively stable in our markets. Sawtimber prices remain depressed due to decreased demand for lumber as a result of lower new home construction activity and overall higher fiber inventories.

Business Segments
     We manage our operations through three business segments:
•	Real estate,

•	Mineral resources, and

•	Fiber resources.
     We evaluate performance based on earnings (loss) before unallocated items and income taxes. Segment earnings (loss) consist of operating income, equity in earnings (loss) of unconsolidated ventures and net (income) loss attributable to noncontrolling interests. Items not allocated to our business segments consist of general and administrative expenses, share-based compensation, gain on sale of assets, interest expense and other non-operating income and expense. The accounting policies of the segments are the same as those described in the accounting policy note to the consolidated financial statements.
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
Real Estate
     We own directly or through ventures over 217,000 acres of real estate located in nine states and 12 markets. Our real estate segment secures entitlements and develops infrastructure on our lands, primarily for single-family residential and mixed-use communities. We own 165,000 acres in a broad area around Atlanta, Georgia, with the balance located primarily in Texas. We target investments principally in our strategic growth corridors, regions across the southern half of the United States that possess key demographic and growth characteristics that we believe make them attractive for long-term real estate investment. We own and manage our projects either directly or through ventures. Our real estate segment revenues are principally derived from the sales of residential single-family lots, undeveloped land and commercial real estate and to a lesser degree from the operation of income producing properties, primarily a hotel and a multifamily property.
     A summary of our real estate results follows:

	Second Quarter		First Six Months
	2011	2010	2011	2010
		(In thousands)
Revenues	$19,615	$21,549	$40,754	$38,797
Cost of sales	(10,357)	(11,407)	(20,527)	(21,878)
Operating expenses	(8,633)	(7,057)	(16,347)	(13,851)

	625	3,085	3,880	3,068
Equity in earnings (loss) of unconsolidated ventures	(23)	(406)	66	(138)
Less: Net (income) loss attributable to noncontrolling interests	405	(225)	(364)	(164)

Segment earnings	$1,007	$2,454	$3,582	$2,766

     In second quarter and first six months 2011, cost of sales include a $450,000 non-cash impairment charge related to a residential real estate project located near Dallas, Texas. In second quarter and first six months 2010, cost of sales include a $900,000 non-cash impairment charge related to a residential real estate project located near Salt Lake City, Utah.
     In second quarter and first six months 2011, segment earnings include a benefit of $1,342,000 associated with reallocation of a previously recognized loss related to foreclosure of a lien on a property owned by a consolidated venture. Based on new information, we determined this loss should be allocated from us to the noncontrolling financial interests as we believe the likelihood we will be subject to any potential lender liabilities is remote.
     Revenues in our owned and consolidated ventures consist of:

	Second Quarter		First Six Months
	2011	2010	2011	2010
		(In thousands)
Residential real estate	$9,360	$7,938	$17,227	$13,828
Commercial real estate	736	—	736	157
Undeveloped land	2,480	8,207	8,570	12,910
Income producing properties	6,812	5,076	13,747	11,233
Other	227	328	474	669

Total revenues	$19,615	$21,549	$40,754	$38,797

     Residential real estate revenues principally consist of the sale of single-family lots to national, regional and local homebuilders. In second quarter and first six months 2011, residential real estate revenues increased principally as a result of increased lot sales volume due to demand for finished lot inventory by homebuilders in markets where supply has diminished and increased prices due to a higher mix of larger lots sold.
     In second quarter and first six months 2011, undeveloped land sales decreased due to lower volume and prices from our retail land sales program as a result of current market conditions primarily resulting from limited credit availability, low consumer confidence and alternate investment options to buyers in the marketplace.
     In second quarter and first six months 2011, income producing properties revenue principally increased as a result of our fourth quarter 2010 acquisition of a 401 unit multifamily property located in Houston, Texas.
     Units sold in our owned and consolidated ventures consist of:

	Second Quarter		First Six Months
	2011	2010	2011	2010
Residential real estate:
Lots sold	158	149	303	251
Revenue per lot sold	$59,235	$53,037	$56,853	$54,823
Commercial real estate:
Acres sold	4.0	—	4.0	1.3
Revenue per acre sold	$185,344	$—	$185,344	$121,705
Undeveloped land:
Acres sold	762	1,473	3,390	3,561
Revenue per acre sold	$3,258	$5,573	$2,528	$3,626
     In second quarter and first six months 2010, revenue per acre sold from undeveloped land was positively impacted as a result of selling 703 acres of land in the entitlement process in Georgia for $8,200 per acre.
     Operating expenses consist of:

	Second Quarter		First Six Months
	2011	2010	2011	2010
		(In thousands)
Property taxes	$2,277	$2,096	$4,461	$4,184
Employee compensation and benefits	1,896	1,434	3,837	3,130
Professional services	1,265	892	2,231	1,434
Depreciation and amortization	1,314	633	2,594	1,546
Other	1,881	2,002	3,224	3,557

Total operating expenses	$8,633	$7,057	$16,347	$13,851

     Employee compensation and benefits and professional services increased principally due to developing and staffing our multifamily organization. Depreciation and amortization increased primarily as a result of the acquisition of a 401 unit multifamily property in fourth quarter 2010.

     Information about our real estate projects and our real estate ventures follows:

	Second Quarter-End
	2011	2010
Owned and consolidated ventures:
Entitled, developed and under development projects
Number of projects	53	53
Residential lots remaining	18,763	17,914
Commercial acres remaining	1,811	1,774
Undeveloped land and land in the entitlement process
Number of projects	17	18
Acres in entitlement process	28,650	29,670
Acres undeveloped (a)	166,626	195,388
Ventures accounted for using the equity method:
Ventures’ lot sales (for first six months)
Lots sold	194	179
Average price per lot sold	$40,882	$43,059
Ventures’ entitled, developed and under development projects
Number of projects	21	22
Residential lots remaining	9,440	11,403
Commercial acres sold (for first six months)	20	15
Average price per acre sold	$152,460	$65,727
Commercial acres remaining	538	818
Ventures’ undeveloped land and land in the entitlement process
Number of projects	—	—
Acres in entitlement process	—	—
Acres sold (for first six months)	19	—
Average price per acre sold	$3,000	$—
Acres undeveloped	5,712	5,517

(a)	Includes 65,000 acres classified as assets held for sale at second quarter-end 2011 and 74,000 acres at second quarter-end 2010.
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
Mineral Resources
     We own directly or through ventures 603,000 net acres of mineral interests. Our mineral resources segment revenues are principally derived from royalties and other revenues from our oil and natural gas mineral interests located principally in Texas, Louisiana, Georgia and Alabama. At second quarter-end 2011, we have 64,000 net acres under lease and 30,000 net acres held by production from 501 oil and natural gas wells owned and operated by exploration and production companies.
     A summary of our mineral resources results follows:

	Second Quarter		First Six Months
	2011	2010	2011	2010
	(In thousands)
Revenues	$4,580	$4,606	$11,913	$11,733
Cost of sales	(438)	(307)	(1,232)	(629)
Operating expenses	(1,459)	(726)	(2,888)	(1,456)

	2,683	3,573	7,793	9,648
Equity in earnings (loss) of unconsolidated ventures	419	693	907	796

Segment earnings	$3,102	$4,266	$8,700	$10,444

     Cost of sales represents our share of oil and natural gas production severance taxes, which are calculated based on a percentage of oil and natural gas produced, costs related to our oil and gas non-operating working interests and delay rental payments related to ground water leases in central Texas.
     Equity in earnings of unconsolidated ventures includes our share of royalty revenue from producing wells in the Barnett Shale natural gas formation.

     Revenues consist of:

	Second Quarter		First Six Months
	2011	2010	2011	2010
		(In thousands)
Royalties	$3,827	$3,821	$7,632	$7,325
Other revenues	753	785	4,281	4,408

Total revenues	$4,580	$4,606	$11,913	$11,733

     In second quarter and first six months 2011, royalty revenues increased as a result of higher oil prices partially offset by decreases in natural gas prices and production in owned and consolidated properties. In second quarter 2011, changes in net oil and natural gas prices contributed $582,000 which was essentially offset by decreases in net oil and natural gas production of $576,000 as compared to second quarter 2010. In first six months 2011, changes in net oil and natural gas prices contributed $739,000 which was partially offset by decreases in natural gas production of $425,000 as compared to first six months 2010.
     In second quarter 2011, other revenues include $475,000 in lease bonus payments as a result of leasing over 2,500 net mineral acres for an average of $187 per acre, of which 1,500 net mineral acres had no lease bonus payment in return for a short-term drilling commitment from the operator. In addition, other revenues include delay rental payments of $70,000 in second quarter 2011 and $762,000 in second quarter 2010.
     In first six months 2011, other revenues include $2,132,000 in lease bonus payments as a result of leasing nearly 7,400 net mineral acres for an average of $289 per acre, $1,555,000 related to mineral seismic exploration agreement associated with 31,100 acres in Louisiana and $226,000 related to delay rental payments. In first six months 2010, other lease revenues include $3,185,000 in lease bonus payments as a result of leasing over 2,100 net mineral acres for an average of $1,495 per acre in the East Texas Basin and $1,194,000 related to delay rental payments.
     Oil and natural gas produced and average unit prices related to our royalty interests follows:

	Second Quarter		First Six Months
	2011	2010	2011	2010
Consolidated entities:
Oil production (barrels)	27,900	30,500	59,900	59,900
Average price per barrel	$102.23	$74.78	$91.69	$73.05
Natural gas production (millions of cubic feet)	246.0	327.6	554.1	647.5
Average price per thousand cubic feet	$3.96	$4.71	$3.87	$4.55
Our share of ventures accounted for using the equity method:
Natural gas production (millions of cubic feet)	127.6	180.9	286.2	207.6
Average price per thousand cubic feet	$3.84	$4.50	$3.69	$4.40
Total consolidated and our share of equity method ventures:
Oil production (barrels)	27,900	30,500	59,900	59,900
Average price per barrel	$102.23	$74.78	$91.69	$73.05
Natural gas production (millions of cubic feet)	373.6	508.5	840.3	855.1
Average price per thousand cubic feet	$3.92	$4.63	$3.81	$4.52
     At second quarter-end 2011, there were 501 active wells owned and operated by others on our leased mineral acres compared to 482 wells at second quarter-end 2010.
     In first six months 2011, our share of ventures natural gas production increased as a result of 16 wells that began producing from the Barnett Shale natural gas formation in 2010.
     Operating expenses consist of:

	Second Quarter		First Six Months
	2011	2010	2011	2010
	(In thousands)
Professional and consulting services	$649	$115	$1,293	$237
Employee compensation and benefits	429	312	882	581
Property taxes	74	74	150	147
Other	307	225	563	491

Total operating expenses	$1,459	$726	$2,888	$1,456

     Professional and consulting services increased $429,000 in second quarter and $857,000 in first six months 2011 due to non-cash amortization of contingent consideration paid to the seller of a water resources company acquired in fourth quarter 2010. These costs are being amortized ratably over the performance period assuming certain milestones are achieved by July 2014.

     In addition, we have water interests in 1,600,000 acres, including a 45 percent nonparticipating royalty interest in groundwater produced or withdrawn for commercial purposes or sold from 1,400,000 acres in Texas, Louisiana, Georgia and Alabama and 17,800 acres of ground water leases in central Texas. We have not received significant income from these interests.
Fiber Resources
     Our fiber resources segment focuses principally on the management of our timber holdings and recreational leases. We own directly or through ventures 201,000 acres of timber, primarily in Georgia, and 17,000 acres of timber under lease. Our fiber resources segment revenues are principally derived from the sales of wood fiber from our land and leases for recreational uses. We sold over 140,000 acres of undeveloped land in 2010 and 2009 through our retail land sales program and as a result of our strategic initiatives. In addition, we are delaying harvest plans and actively marketing 65,000 acres classified as held for sale. As a result of the reduced acreage from executing these land sales, future segment revenues and earnings are anticipated to be lower.
     A summary of our fiber resources results follows:

	Second Quarter		First Six Months
	2011	2010	2011	2010
	(In thousands)
Revenues	$1,290	$1,982	$2,658	$3,965
Cost of sales	(285)	(391)	(532)	(742)
Operating expenses	(488)	(506)	(974)	(1,192)

	517	1,085	1,152	2,031
Other operating income	181	—	181	497
Equity in earnings of unconsolidated ventures	6	—	11	—

Segment earnings	$704	$1,085	$1,344	$2,528

     Other operating income represents gains from partial termination of timber leases.
     Revenues consist of:

	Second Quarter		First Six Months
	2011	2010	2011	2010
	(In thousands)
Fiber	$852	$1,526	$1,717	$3,030
Recreational leases and other	438	456	941	935

Total revenues	$1,290	$1,982	$2,658	$3,965

     Fiber sold consists of:

	Second Quarter		First Six Months
	2011	2010	2011	2010
Pulpwood tons sold	70,700	95,600	136,300	178,700
Average pulpwood price per ton	$9.22	$10.89	$9.20	$10.90
Sawtimber tons sold	12,700	23,800	28,200	53,400
Average sawtimber price per ton	$15.69	$20.36	$16.40	$20.24
Total tons sold	83,400	119,400	164,500	232,100
Average price per ton	$10.21	$12.78	$10.44	$13.05
     In second quarter and first six months 2011, total fiber tons sold decreased principally due to the sale of about 30,000 acres of timberland in 2010. The majority of our fiber sales were to Temple-Inland at market prices.
     Information about our recreational leases follows:

	Second Quarter		First Six Months
	2011	2010	2011	2010
Average recreational acres leased	197,000	213,000	199,000	213,000
Average price per leased acre	$8.96	$8.16	$8.93	$8.16

     Operating expenses consist of:

	Second Quarter		First Six Months
	2011	2010	2011	2010
	(In thousands)
Employee compensation and benefits	$231	$231	$468	$684
Facility and long-term timber lease costs	109	117	227	190
Other	148	158	279	318

Total operating expenses	$488	$506	$974	$1,192

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
     General and administrative expenses consist of:

	Second Quarter		First Six Months
	2011	2010	2011	2010
	(In thousands)
Professional services	$3,686	$1,320	$4,425	$2,082
Employee compensation and benefits	1,372	1,347	2,827	2,735
Depreciation and amortization	351	372	702	742
Insurance costs	289	324	533	641
Facility costs	173	314	384	611
Other	1,210	1,363	2,126	2,767

Total general and administrative expenses	$7,081	$5,040	$10,997	$9,578

     In second quarter and first six months 2011, professional services include $2,730,000 of expenses associated with proposed private debt offerings that we withdrew as a result of deterioration in terms available to us in the capital markets.
Income Taxes
     Our effective tax rate was a 40 percent benefit in second quarter 2011 and a 37 percent benefit in first six months 2011, which includes a 2 percent non-cash charge for share-based compensation. Our effective tax rate was 6 percent in second quarter 2010 and an 18 percent benefit in first six months 2010, which included a 23 percent benefit attributable to noncontrolling interests. In addition, 2011 and 2010 effective tax rates include the effect of state income taxes, nondeductible items, noncontrolling interests and benefits of percentage depletion.
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
     In first six months 2011, net cash (used for) operating activities was ($33,930,000) which is principally due to our acquisition from a financial institution of a non-performing loan secured by a lien on 900 acres of developed and undeveloped land near Houston, Texas for $21,137,000, our investment in undeveloped land in San Antonio, Texas for $7,900,000 and our payment of $7,596,000 in federal and state income taxes, net of refunds. In first six months 2010, net cash (used for) operating activities was ($18,873,000) principally consisting of funding a $10,000,000 loan to a third-party equity investor in the JW Marriott ® San Antonio Hill Country Resort & Spa and income taxes of $10,986,000.
Cash Flows from Investing Activities
     Capital contributions to and capital distributions from unconsolidated ventures and business acquisitions are classified as investing activities. In addition, proceeds from the sale of property and equipment, software costs and expenditures related to reforestation activities are also classified as investing activities.
     In first six months 2011, net cash (used for) investing activities was ($3,501,000) and is principally related to $2,112,000 invested in oil and gas properties as non-operating working interests, $883,000 in net contributions to unconsolidated ventures and $899,000 in property, equipment, software and reforestation. In first six months 2010, net cash provided by investing activities was $4,955,000. We received $2,602,000 in proceeds related to the sale of our undivided interest in corporate aircraft and $3,745,000 in net distributions from our unconsolidated ventures.
Cash Flows from Financing Activities
     In first six months 2011, net cash provided by financing activities was $37,780,000. The net increase in our debt of $39,236,000 was principally used to fund our expenditures for acquisitions and development. In first six months 2010, net cash (used for) financing activities was ($774,000) as our repayments of debt principally offset our additions to debt.
Liquidity
     On February 23, 2011, we supplemented our amended and restated senior credit facility to add a new lender to the revolving loan and to the term loan increasing the aggregate commitment by $30,000,000. We incurred fees of $270,000 related to this additional commitment. In addition, on May 6, 2011, we amended our senior secured credit facility to provide us with additional flexibility and to make certain technical and other changes. We incurred fees of $583,500 related to this amendment.
     At second quarter-end 2011, our senior credit facility provides for a $130,000,000 term loan and a $200,000,000 revolving line of credit. The term loan matures August 6, 2015, and the revolving line of credit matures August 6, 2013 (with a one-year extension option to August 6, 2014). The term loan includes a 2 percent prepayment penalty for payments in excess of $25,000,000 prior to August 6, 2011 and 1 percent prepayment penalty prior to February 6, 2012 and no prepayment penalty thereafter. The revolving line of credit may be prepaid at any time without penalty. At second quarter-end 2011, we had $111,386,000 in net unused borrowing capacity under our senior credit facility. Our unused borrowing capacity during first six months 2011 ranged from a high of $168,113,000 to a low of $111,386,000. This facility is used primarily to fund our operating cash needs, which fluctuate due to timing of residential real estate sales, undeveloped land sales, mineral lease bonus payments, timber sales, payment of payables and expenses and capital expenditures.
     Our senior credit facility and other debt agreements contain financial covenants customary for such agreements including minimum levels of interest coverage and limitations on leverage. At second quarter-end 2011, we were in compliance with the financial covenants of these agreements.
     The following table details our compliance with the financial covenants calculated as provided in the senior credit facility:

		Second
		Quarter-End
Financial Covenant	Requirement	2011
Interest Coverage Ratio (a)	≥ 1.05:1.0	3.57:1.0
Revenues/Capital Expenditures Ratio (b)	≥ 1.00:1.0	3.39:1.0
Total Leverage Ratio (c)	≤ 40%	24%
Net Worth (d)	> $411 million	$500 million
Collateral Value to Loan Commitment Ratio (e)	≥ 1.60:1.0	2.00 :1.0

(a)	Calculated as EBITDA (earnings before interest, taxes, depreciation and amortization), plus non-cash compensation expense, plus other non-cash expenses, divided by interest expense excluding loan fees. This covenant is applied at the end of each quarter on a rolling four quarter basis.

(b)	Calculated as total gross revenues, plus our pro rata share of the operating revenues from unconsolidated ventures, divided by capital expenditures. Capital expenditures are defined as consolidated development and acquisition expenditures plus our pro rata share of unconsolidated ventures’ development and acquisition expenditures. This covenant is applied at the end of each quarter on a rolling four quarter basis.

(c)	Calculated as total funded debt divided by adjusted asset value. Total funded debt includes indebtedness for borrowed funds, secured liabilities and reimbursement obligations with respect to letters of credit or similar instruments. Adjusted asset value is defined as the sum of unrestricted cash and cash equivalents, timberlands, high value timberlands, raw entitled lands, entitled land under development, minerals business, other real estate owned at book value without regard to any indebtedness and our pro rata share of joint ventures’ book value without regard to any indebtedness. This covenant is applied at the end of each quarter.

(d)	Calculated as the amount by which consolidated total assets exceeds consolidated total liabilities. At second quarter-end 2011, the requirement is $411,000,000, computed as: $411,000,000, plus 85 percent of the aggregate net proceeds received by us from any equity offering, plus 75 percent of all positive net income, on a cumulative basis. This covenant is applied at the end of each quarter.

(e)	Calculated as the total collateral value of timberland, high value timberland and our minerals business, divided by total aggregate loan commitment. This covenant is applied at the end of each quarter.
     To make additional investments, acquisitions, or distributions, we must maintain available liquidity equal to the lesser of $35,000,000 or 10% of the aggregate commitments in place. At second quarter-end 2011, this requirement was $33,000,000 resulting in $115,066,000 in available liquidity, which represents our unused borrowing capacity under our senior credit facility plus unrestricted cash and cash equivalents. The failure to maintain such minimum liquidity does not constitute a default or event of default of our senior credit facility.
Contractual Obligations and Off-Balance Sheet Arrangements
     In second quarter 2011, we began construction on a 289 unit multifamily project in Austin, Texas in which the estimated cost at completion, including land, is approximately $30,540,000. At second quarter-end 2011, our investment in this project is $5,961,000 and is included in real estate on our balance sheet.
     At second quarter-end 2011, we participate in three partnerships that have total assets of $51,504,000 and total liabilities of $82,740,000, which includes $67,532,000 of borrowings classified as current maturities. These partnerships are managed by third parties who intend to extend or refinance these borrowings; however, there is no assurance that this can be done. Although these borrowings are guaranteed by third parties, we may under certain circumstances elect or be required to provide additional equity to these partnerships. We do not believe that the ultimate resolution of these matters will have a significant effect on our earnings or financial position. Our investment in these partnerships is $2,751,000 at second quarter-end 2011. These three partnerships are variable interest entities.
Cibolo Canyons — San Antonio, Texas
     Cibolo Canyons consists of the JW Marriott ® San Antonio Hill Country Resort & Spa development owned by third parties and a mixed-use development we own. We have $87,288,000 invested in Cibolo Canyons at second quarter-end 2011.
Resort Hotel, Spa and Golf Development
     In 2007, we entered into agreements to facilitate third party construction and ownership of the JW Marriott ® San Antonio Hill Country Resort & Spa, which includes a 1,002 room destination resort and two PGA Tour ® Tournament Players Club ® (TPC) golf courses. Under these agreements, we agreed to transfer to third party owners 700 acres of undeveloped land, to provide $30,000,000 cash and to provide $12,700,000 of other consideration principally consisting of golf course construction materials, substantially all of which has been provided.
     In exchange for our commitment to the resort, the third party owners assigned to us certain rights under an agreement between the third party owners and a legislatively created Special Improvement District (SID). This agreement includes the right to receive from the SID 9 percent of hotel occupancy revenues and 1.5 percent of other resort sales revenues collected as taxes by the SID through 2034. The amount we receive will be net of annual ad valorem tax reimbursements by the SID to the third party owners of the resort through 2020. In addition, these payments will be net of debt service, if any, on bonds issued by the SID collateralized by hotel occupancy tax and other resort sales tax through 2034.
     The amounts we collect under this agreement are dependent on several factors including the amount of revenues generated by and ad valorem taxes imposed on the resort and the amount of any applicable debt service incurred by the SID. As a result, there is significant uncertainty as to the amount and timing of collections under this agreement. Until these uncertainties are clarified, amounts collected under the agreement will be accounted for as a reduction of our investment in the resort development. The resort began operations on January 22, 2010.
     In second quarter 2011, we received $1,603,000 from the SID related to hotel occupancy revenues and other revenues from resort sales collected as taxes by the SID. To date, we have received $2,603,000 in reimbursements and have accounted for this as a reduction of our investment. At second quarter-end 2011, we have $40,399,000 invested in the resort development.

Mixed-Use Development
     The mixed-use development we own consists of 2,100 acres planned to include approximately 1,420 residential lots and 220 commercial acres designated for multifamily and retail uses, of which 679 lots and 68 commercial acres have been sold through second quarter-end 2011.
     In 2007, we entered into an agreement with the SID providing for reimbursement of certain infrastructure costs related to the mixed-use development. Reimbursements are subject to review and approval by the SID and unreimbursed amounts accrue interest at 9.75 percent. The SID’s funding for reimbursements is principally derived from its ad valorem tax collections and bond proceeds collateralized by ad valorem taxes, less debt service on these bonds and annual administrative and public service expenses. Through second quarter-end 2011, we have submitted and received approval for reimbursement of approximately $57,322,000 of infrastructure costs and have received reimbursements totaling $20,770,000. At second quarter-end 2011, we have $36,552,000 in approved and pending reimbursements, excluding interest.
     Since the amount of each reimbursement is dependent on several factors, including timing of SID approval and the SID having an adequate tax base to generate funds that can be used to reimburse us, there is uncertainty as to the amount and timing of reimbursements under this agreement. We expect to recover our investment from lot and tract sales and reimbursement of approved infrastructure costs from the SID. We have not recognized income from interest due, but not collected. As these uncertainties are clarified, we will modify our accounting accordingly.
     At second quarter-end 2011, we have $46,889,000 invested in the mixed-use development.
Critical Accounting Policies and Estimates
     There have been no significant changes in our critical accounting policies or estimates from those disclosed in our 2010 Annual Report on Form 10-K.
Recent Accounting Standards
     Please read Note 2 to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

Statistical and Other Data
     A summary of our real estate projects in the entitlement process (a) at second quarter-end 2011 follows:

			Project
Project	County	Market	Acres (b)
California
Hidden Creek Estates	Los Angeles	Los Angeles	700
Terrace at Hidden Hills	Los Angeles	Los Angeles	30
Georgia
Ball Ground	Cherokee	Atlanta	500
Crossing	Coweta	Atlanta	230
Dallas Highway	Haralson	Atlanta	1,060
Fincher Road	Cherokee	Atlanta	3,890
Fox Hall	Coweta	Atlanta	960
Garland Mountain	Cherokee/Bartow	Atlanta	350
Home Place	Coweta	Atlanta	1,510
Martin’s Bridge	Banks	Atlanta	970
Mill Creek	Coweta	Atlanta	770
Serenity	Carroll	Atlanta	440
Waleska	Cherokee	Atlanta	100
Wolf Creek	Carroll/Douglas	Atlanta	12,230
Yellow Creek	Cherokee	Atlanta	1,060
Texas
Lake Houston	Harris/Liberty	Houston	3,700
San Jacinto	Montgomery	Houston	150

Total			28,650

(a)	A project is deemed to be in the entitlement process when customary steps necessary for the preparation of an application for governmental land-use approvals, like conducting pre-application meetings or similar discussions with governmental officials, have commenced, or an application has been filed. Projects listed may have significant steps remaining, and there is no assurance that entitlements ultimately will be received.

(b)	Project acres, which are the total for the project regardless of our ownership interest, are approximate. The actual number of acres entitled may vary.

     A summary of activity within our projects in the development process, which includes entitled (a), developed and under development real estate projects, at second quarter-end 2011 follows:

					Residential Lots (c)		Commercial Acres (d)
					Lots Sold		Acres Sold
			Interest		Since	Lots	Since	Acres
Project	County	Market	Owned (b)		Inception	Remaining	Inception	Remaining (f)
Projects we own
California
San Joaquin River	Contra Costa/ Sacramento	Oakland	100%		—	—	—	288
Colorado
Buffalo Highlands	Weld	Denver	100%		—	164	—	—
Johnstown Farms	Weld	Denver	100%		115	493	2	8
Pinery West	Douglas	Denver	100%		—	—	—	115
Stonebraker	Weld	Denver	100%		—	603	—	13
Texas
Arrowhead Ranch	Hays	Austin	100%		—	259	—	6
Caruth Lakes	Rockwall	Dallas/Fort Worth	100%		332	317	—	—
Cibolo Canyons	Bexar	San Antonio	100%		679	736	68	153
Harbor Lakes	Hood	Dallas/Fort Worth	100%		202	247	2	12
Hunter’s Crossing	Bastrop	Austin	100%		351	139	38	71
La Conterra	Williamson	Austin	100%		76	424	—	58
Maxwell Creek	Collin	Dallas/Fort Worth	100%		718	281	10	—
Oak Creek Estates	Comal	San Antonio	100%		89	558	13	—
The Colony	Bastrop	Austin	100%		413	734	22	31
The Gables at North Hill	Collin	Dallas/Fort Worth	100%		199	84	—	—
The Preserve at Pecan Creek	Denton	Dallas/Fort Worth	100%		316	502	—	9
The Ridge at Ribelin Ranch	Travis	Austin	100%		—	—	179	—
Westside at Buttercup Creek	Williamson	Austin	100%		1,367	147	66	—
Other projects (9)	Various	Various	100%		1,555	18	197	24
Georgia
The Villages at Burt Creek	Dawson	Atlanta	100%		—	1,715	—	57
Towne West	Bartow	Atlanta	100%		—	2,674	—	121
Other projects (13)	Various	Atlanta	100%		—	2,834	—	705
Missouri and Utah
Other projects (2)	Various	Various	100%		464	90	—	—

					6,876	13,019	597	1,671

Projects in entities we consolidate
Texas
City Park	Harris	Houston	75%		1,166	145	50	115
Lantana	Denton	Dallas/Fort Worth	55	% (e)	683	1,586	—	—
Light Farms	Collin	Dallas/Fort Worth	65%		—	2,501	—	—
Stoney Creek	Dallas	Dallas/Fort Worth	90%		109	645	—	—
Timber Creek	Collin	Dallas/Fort Worth	88%		—	614	—	—
Other projects (4)	Various	Various	Various		710	253	26	25

					2,668	5,744	76	140

Total owned and consolidated					9,544	18,763	673	1,811

Projects in ventures that we account for using the equity method
Georgia
Seven Hills	Paulding	Atlanta	50%		640	441	26	113
The Georgian	Paulding	Atlanta	38%		289	1,096	—	—
Other projects (3)	Various	Atlanta	Various		1,710	77	3	—
Texas
Bar C Ranch	Tarrant	Dallas/Fort Worth	50%		265	934	—	—
Entrada	Travis	Austin	50%		—	821	—	3
Fannin Farms West	Tarrant	Dallas/Fort Worth	50%		323	58	—	15
Harper’s Preserve	Montgomery	Houston	50%		13	1,712	—	72
Lantana	Denton	Dallas/Fort Worth	Various (e)		1,436	96	14	44
Long Meadow Farms	Fort Bend	Houston	19%		758	1,325	107	113
Southern Trails	Brazoria	Houston	40%		468	559	—	—
Stonewall Estates	Bexar	San Antonio	25%		280	108	—	—
Summer Creek Ranch	Tarrant	Dallas/Fort Worth	50%		796	478	—	71
Summer Lakes	Fort Bend	Houston	50%		373	757	56	—
Village Park	Collin	Dallas/Fort Worth	50%		356	215	3	2
Waterford Park	Fort Bend	Houston	50%		—	210	—	90
Other projects (2)	Various	Various	Various		297	227	—	15
Florida
Other projects (3)	Various	Tampa	Various		519	326	—	—

Total in ventures					8,523	9,440	209	538

Combined total					18,067	28,203	882	2,349

(a)	A project is deemed entitled when all major discretionary governmental land-use approvals have been received. Some projects may require additional permits and/or non-governmental authorizations for development.

(b)	Interest owned reflects our net equity interest in the project, whether owned directly or indirectly. There are some projects that have multiple ownership structures within them. Accordingly, portions of these projects may appear as owned, consolidated or accounted for using the equity method.

(c)	Lots are for the total project, regardless of our ownership interest. Lots remaining represent vacant developed lots, lots under development and future planned lots and are subject to change based on business plan revisions.

(d)	Commercial acres are for the total project, regardless of our ownership interest, and are net developable acres, which may be fewer than the gross acres available in the project.

(e)	The Lantana project consists of a series of 20 partnerships in which our voting interests range from 25 percent to 55 percent. We account for three of these partnerships using the equity method and we consolidate the remaining partnerships.

(f)	Excludes acres associated with commercial and income producing properties.
     A summary of our significant commercial and income producing properties at second quarter-end 2011 follows:

			Interest
Project	County	Market	Owned(a)	Type	Acres	Description
Broadstone Memorial	Harris	Houston	100%	Multifamily	9	401 unit luxury apartment
Radisson Hotel	Travis	Austin	100%	Hotel	2	413 guest rooms and suites
Palisades West	Travis	Austin	25%	Office	22	375,000 square feet
Las Brisas	Williamson	Austin	59%	Multifamily	30	414 unit luxury apartment
The Ridge at Ribelin Ranch	Travis	Austin	100%	Multifamily	16	289 unit luxury apartment (construction in progress)

(a)	Interest owned reflects our net equity interest in the project, whether owned directly or indirectly.
     A summary of our oil and gas mineral interests (a) at second quarter-end 2011 follows:

			Held By
State	Unleased	Leased (b)	Production (c)	Total (d)
		(Net acres)
Texas	186,000	41,000	25,000	252,000
Louisiana	116,000	23,000	5,000	144,000
Georgia	165,000	—	—	165,000
Alabama	40,000	—	—	40,000
California	1,000	—	—	1,000
Indiana	1,000	—	—	1,000

	509,000	64,000	30,000	603,000

(a)	Includes ventures.

(b)	Includes leases in primary lease term or for which a delay rental payment has been received. In the ordinary course of business, leases covering a significant portion of leased net mineral acres may expire from time to time in a single reporting period.

(c)	Acres being held by production are producing oil or natural gas in paying quantities.

(d)	Texas, Louisiana, California and Indiana net acres are calculated as the gross number of surface acres multiplied by our percentage ownership of the mineral interest. Alabama and Georgia net acres are calculated as the gross number of surface acres multiplied by our estimated percentage ownership of the mineral interest based on county sampling. Excludes 477 net mineral acres located in Colorado including 379 acres leased and 29 acres held by production.

     A summary of our Texas and Louisiana mineral acres (a) by county or parish at second quarter-end 2011 follows:

Texas		Louisiana
County	Net Acres	Parish	Net Acres
Trinity	46,000	Beauregard	79,000
Angelina	42,000	Vernon	39,000
Houston	29,000	Calcasieu	17,000
Anderson	25,000	Allen	7,000
Cherokee	24,000	Rapides	1,000
Sabine	23,000	Other	1,000
Red River	14,000		144,000
Newton	13,000
San Augustine	13,000
Jasper	12,000
Other	11,000

	252,000

(a)	Includes ventures.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
     Our interest rate risk is principally related to our variable-rate debt. Interest rate changes impact earnings due to the resulting increase or decrease in the cost of our variable-rate debt, which is $230,894,000 at second quarter-end 2011 and $191,658,000 at year-end 2010.
     The following table illustrates the estimated effect on our pre-tax income of immediate, parallel, and sustained shifts in interest rates for the next 12 months on our variable-rate debt at second quarter-end 2011, with comparative year-end 2010 information. This estimate assumes that debt reductions from contractual payments will be replaced with short-term, variable-rate debt; however, that may not be the financing alternative we choose.

	Second
	Quarter-End	Year-End
Change in Interest Rates	2011	2010
	(In thousands)
+2%	$(4,287)	$(3,728)
+1%	(2,309)	(1,917)
-1%	2,309	1,917
-2%	4,618	3,833
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
Item 1A. Risk Factors
     There are no material changes from the risk factors disclosed in our 2010 Annual Report on Form 10-K, except as follows:
If the Temple-Inland mill complex in Rome, Georgia were to permanently cease operations, the price we receive for our wood fiber may decline, and the cost of delivering logs to alternative customers could increase.
     Prior to our 2007 spin-off from Temple-Inland Inc. (“Temple-Inland”), we entered into an agreement to sell wood fiber to Temple-Inland at market prices, primarily for use at Temple-Inland’s Rome, Georgia mill complex. The agreement expires in 2013, although the purchase and sale commitments (including the sale price) are established annually based on our annual harvest plan. A significant portion of our fiber resources revenues are generated though this agreement. The Temple-Inland Rome mill complex is a significant consumer of wood fiber within the immediate area in which a substantial portion of our Georgia timberlands are located. If Temple-Inland was to permanently cease operations at its Rome, Georgia mill complex (although we have no indication that it intends to do so), was not willing to pay for wood fiber at a price we deem acceptable or was to cease purchasing wood fiber from us after the expiration of our agreement in 2013, we may not be able to enter into agreements with alternative customers for the wood fiber, any agreements with alternative customers we do enter into may be for lower rates than we currently receive from Temple-Inland and the cost of delivering wood fiber to such alternative customers could increase.
Our ability to harvest and deliver timber may be affected by our sales of timberland and may be subject to other limitations, which could adversely affect our operations.
     As of August 8, 2011, we have sold 169,000 acres of our timberland in accordance with our near-term strategic initiatives announced in 2009, and we own directly or through ventures about 151,000 acres of timberland. Sales of our timberland reduce the amount of timber that we have available for harvest.
     In addition, weather conditions, timber growth cycles, access limitations, availability of contract loggers and haulers, and regulatory requirements associated with the protection of wildlife and water resources may restrict harvesting of timberlands as may other factors, including damage by fire, insect infestation, disease, prolonged drought, flooding and other natural disasters. Although damage from such natural causes usually is localized and affects only a limited percentage of the timber, there can be no assurance that any damage affecting our timberlands will in fact be so limited. As is common in the forest products industry, we do not maintain insurance coverage with respect to damage to our timberlands.
     The revenues, income and cash flow from operations for our fiber resources segment are dependent to a significant extent on the pricing of our products and our continued ability to harvest timber at adequate levels.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities (a)

				Maximum
			Total Number	Number of
			of Shares	Shares That
			Purchased as	May Yet be
	Total	Average	Part of Publicly	Purchased
	Number of	Price	Announced	Under the
	Shares	Paid per	Plans or	Plans
Period	Purchased(b)	Share	Programs	or Programs
Month 1 (4/1/2011 — 4/30/2011)	—	$—	—	5,999,013
Month 2 (5/1/2011 — 5/31/2011)	1,461	$17.78	—	5,999,013
Month 3 (6/1/2011 — 6/30/2011)	18	$15.80	—	5,999,013

Total	1,479	$17.76	—

(a)	On February 11, 2009, we announced that our Board of Directors authorized the repurchase of up to 7,000,000 shares of our common stock. We have purchased 1,000,987 shares under this authorization, which has no expiration date. We have no repurchase plans or programs that expired during the period covered by the table above and no repurchase plans or programs that we intend to terminate prior to expiration or under which we no longer intend to make further purchases.

(b)	Represents shares withheld to pay taxes in connection with vesting of restricted stock awards and exercises of stock options.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. (Removed and Reserved)
Item 5. Other Information
     None.
Item 6. Exhibits

10.1	First Amendment to Amended and Restated Revolving and Term Credit Agreement, dated as of May 6, 2011, by and among Forestar (USA) Real Estate Group Inc., certain wholly-owned subsidiaries signatory thereto, KeyBank National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the Commission on May 31, 2011).

31 .1	Certification of Chief Executive Officer pursuant to Exchange Act rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31 .2	Certification of Chief Financial Officer pursuant to Exchange Act rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 .1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32 .2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following materials from Forestar’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORESTAR GROUP INC.
Date: August 8, 2011	By:	/s/ Christopher L. Nines
Christopher L. Nines
Chief Financial Officer

By:	/s/ Charles D. Jehl
Charles D. Jehl
Chief Accounting Officer