Form 10-Q
period 2011-09-30
Forestar Group Inc.
filed 2011-11-03
CIK 1406587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes      ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding as of
Title of Each Class	October 31, 2011
Common Stock, par value $1.00 per share	35,333,846

FORESTAR GROUP INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
FORESTAR GROUP INC.
Consolidated Balance Sheets

	(Unaudited)
	Third
	Quarter-End	Year-End
	2011	2010
	(In thousands)
ASSETS
Cash and cash equivalents	$29,121	$5,366
Real estate	587,226	562,192
Assets held for sale	—	21,122
Investment in unconsolidated ventures	98,089	101,166
Timber	15,656	17,959
Receivables, net	24,376	2,875
Prepaid expenses	2,409	2,034
Property and equipment, net	5,362	5,577
Oil and gas properties and equipment, net	3,713	322
Deferred tax asset	58,154	47,141
Goodwill and other intangible assets	5,720	6,527
Other assets	16,870	17,043

TOTAL ASSETS	$846,696	$789,324

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$5,733	$4,214
Accrued employee compensation and benefits	784	994
Accrued property taxes	6,996	3,662
Accrued interest	946	1,061
Income taxes payable	22,423	3,293
Other accrued expenses	10,713	8,168
Other liabilities	30,753	32,064
Debt	223,697	221,589

TOTAL LIABILITIES	302,045	275,045

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Forestar Group Inc. shareholders’ equity:
Preferred stock, par value $0.01 per share, 25,000,000 authorized shares, none issued	—	—
Common stock, par value $1.00 per share, 200,000,000 authorized shares, 36,793,467 issued at third quarter-end 2011 and 36,667,210 issued at year-end 2010	36,793	36,667
Additional paid-in capital	396,898	391,352
Retained earnings	131,035	101,001
Treasury stock, at cost, 1,459,621 shares at third quarter-end 2011 and 1,216,647 shares at year-end 2010	(22,873)	(19,456)

Total Forestar Group Inc. shareholders’ equity	541,853	509,564
Noncontrolling interests	2,798	4,715

TOTAL SHAREHOLDERS’ EQUITY	544,651	514,279

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$846,696	$789,324

Please read the Notes to Consolidated Financial Statements.

FORESTAR GROUP INC.
Consolidated Statements of Income
(Unaudited)

	Third Quarter		First Nine Months
	2011	2010	2011	2010
	(In thousands, except per share amounts)
REVENUES
Real estate sales	$11,802	$10,000	$38,335	$36,895
Income producing properties and other	7,258	5,139	21,479	17,041

Real estate	19,060	15,139	59,814	53,936
Mineral resources	5,871	6,654	17,784	18,387
Fiber resources and other	1,310	2,220	3,968	6,185

	26,241	24,013	81,566	78,508
COSTS AND EXPENSES
Cost of real estate sales	(7,760)	(4,183)	(19,396)	(17,312)
Cost of income producing properties and other	(4,607)	(3,931)	(13,498)	(12,680)
Cost of mineral resources	(597)	(223)	(1,829)	(852)
Cost of fiber resources and other	(349)	(466)	(881)	(1,208)
Other operating	(11,771)	(10,323)	(33,928)	(29,760)
General and administrative	(2,770)	(4,797)	(15,590)	(16,493)
Gain on sale of assets	61,784	15,441	61,784	15,441

	33,930	(8,482)	(23,338)	(62,864)

OPERATING INCOME	60,171	15,531	58,228	15,644
Equity in earnings of unconsolidated ventures	648	82	1,632	740
Interest expense	(4,271)	(3,913)	(12,933)	(12,562)
Other non-operating income	26	246	77	690

INCOME BEFORE TAXES	56,574	11,946	47,004	4,512
Income tax expense	(19,609)	(2,860)	(16,069)	(1,507)

CONSOLIDATED NET INCOME	36,965	9,086	30,935	3,005
Less: Net income attributable to noncontrolling interests	(537)	(164)	(901)	(328)

NET INCOME ATTRIBUTABLE TO FORESTAR GROUP INC.	$36,428	$8,922	$30,034	$2,677

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	35,514	35,934	35,482	36,109
Diluted	35,796	36,379	35,877	36,595
NET INCOME PER COMMON SHARE
Basic	$1.03	$0.25	$0.85	$0.07
Diluted	$1.02	$0.25	$0.84	$0.07
Please read the Notes to Consolidated Financial Statements.

FORESTAR GROUP INC.
Consolidated Statements of Cash Flows
(Unaudited)

	First Nine Months
	2011	2010
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$30,935	$3,005
Adjustments:
Depreciation and amortization	7,335	7,231
Deferred income taxes	(11,013)	(1,470)
Tax benefits not recognized for book purposes	144	91
Equity in (earnings) loss of unconsolidated ventures	(1,632)	(740)
Distributions of earnings of unconsolidated ventures	5,307	1,184
Distributions of earnings to noncontrolling interests	(2,899)	(569)
Non-cash share-based compensation	399	7,370
Non-cash real estate cost of sales	17,149	15,387
Non-cash cost of assets sold	24,931	6,604
Real estate development and acquisition expenditures	(49,530)	(11,499)
Acquisition of non-performing loan	(21,137)	—
Reimbursements from utility and improvement districts	2,270	495
Other changes in real estate	(237)	133
Gain on termination of timber lease	(181)	(617)
Cost of timber cut	856	1,141
Deferred income	345	1,655
Asset impairments	450	900
Loss on sale of assets held for sale	—	277
Other	115	(51)
Changes in:
Notes and accounts receivable	(464)	(9,729)
Proceeds due from qualified intermediary	—	(22,630)
Prepaid expenses and other	581	570
Accounts payable and other accrued liabilities	9,962	(4,220)
Income taxes	19,130	(8,219)

Net cash provided by (used for) operating activities	32,816	(13,701)
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, equipment, software and reforestation	(1,466)	(2,282)
Oil and gas properties and equipment	(3,414)	—
Investment in unconsolidated ventures	(1,350)	(1,538)
Return of investment in unconsolidated ventures	688	4,790
Proceeds from sale of assets held for sale	—	2,602
Proceeds from termination of timber lease	290	—
Proceeds from sale of property	103	—

Net cash (used for) provided by investing activities	(5,149)	3,572
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of debt	(104,750)	(22,551)
Additions to debt	106,858	36,698
Deferred financing fees	(3,746)	(5,969)
Return of investment to noncontrolling interest	(2)	(706)
Exercise of stock options	1,171	881
Repurchases of common stock	(2,126)	(15,178)
Payroll taxes on restricted stock and stock options	(1,290)	(49)
Tax benefit from share-based compensation	(110)	121
Other	83	314

Net cash used for financing activities	(3,912)	(6,439)

Net increase (decrease) in cash and cash equivalents	23,755	(16,568)
Cash and cash equivalents at beginning of period	5,366	21,051

Cash and cash equivalents at end of period	$29,121	$4,483

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
     In 2011, we reclassified $160,000 and $557,000 from cost of income producing properties to operating expenses relating to third quarter and first nine months 2010 to conform to the current year’s presentation. In addition, in third quarter 2011, we reclassified $1,612,000 in assets held for sale to real estate and timber upon completing our strategic initiatives related to the sale of higher and better use timberland and reduction of debt.
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
Pending Accounting Standards
     Pending ASU 2011-04 — Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, ASU 2011-05 — Comprehensive Income: Presentation of Comprehensive Income and ASU 2011-08 — Testing Goodwill for Impairment will be effective first quarter 2012 though early adoption is permitted. We are evaluating whether we will adopt this ASU in fourth quarter 2011. Adoptions of these ASUs are not anticipated to have a significant effect on our earnings or financial position but may result in certain additional disclosures.
Note 3 — Strategic Initiatives and Assets Held for Sale
     In 2009, we announced our near-term strategic initiatives to enhance shareholder value by: generating significant cash flow, principally from the sale of 175,000 acres of higher and better use timberland; reducing debt by $150,000,000; and repurchasing up to 20 percent of our common stock.
     In third quarter 2011, we sold 50,000 acres of timberland in Georgia and Alabama to Plum Creek Timberlands, L.P. for $74,722,000 and 7,000 acres in Texas to The Conservation Fund for $12,339,000. These transactions generated net proceeds of $86,018,000, which were principally used to reduce debt. These transactions resulted in gains of $61,784,000. We also repurchased 172,435 shares of our common stock for $2,126,000, which are classified as treasury stock.
     At third quarter-end 2011, we have completed our strategic initiatives related to the sale of higher and better use timberland and reduction of debt. Since announcing these initiatives, we have sold 176,000 acres of timberland in Georgia, Alabama and Texas for $284,442,000 in eleven transactions. These transactions generated net proceeds of $277,909,000 and resulted in gains of $194,438,000. We used the proceeds principally to reduce debt, pay income taxes, reinvest in our business and repurchase stock. Our total debt has been reduced by $151,986,000 since first quarter-end 2009, excluding $26,500,000 in non-recourse borrowings secured by a 401 unit multifamily property we acquired in fourth quarter 2010. In addition, we have repurchased 1,173,422 shares of our common stock for $17,304,000.

Note 4 — Real Estate
     Real estate consists of:

	Third
	Quarter-End	Year-End
	2011	2010
	(In thousands)
Entitled, developed and under development projects	$406,311	$403,059
Undeveloped land	90,969	86,608
Income producing properties	116,034	95,963

	613,314	585,630
Accumulated depreciation	(26,088)	(23,438)

	$587,226	$562,192

     Included in entitled, developed and under development projects are the estimated costs of assets we expect to convey to utility and improvement districts of $63,087,000 at third quarter-end 2011 and $59,079,000 at year-end 2010, including $36,552,000 included in both third quarter-end 2011 and year-end 2010 related to our Cibolo Canyons project near San Antonio, Texas. These costs relate to water, sewer and other infrastructure assets we have submitted to utility or improvement districts for approval and reimbursement. We submitted for reimbursement to these districts $2,336,000 in first nine months 2011 and $3,316,000 in first nine months 2010. We collected $187,000 from these districts in first nine months 2011 and $495,000 in first nine months 2010. We expect to collect the remaining amounts billed when these districts achieve adequate tax bases to support payment.
     Also included in entitled, developed and under development projects is our investment in the resort development owned by third parties at our Cibolo Canyons project. In first nine months 2011, we received $2,083,000 from the Special Improvement District (SID) from hotel occupancy and sales revenues collected as taxes by the SID. We currently account for these receipts as a reduction of our investment in the resort development. At third-quarter-end 2011, we have $39,918,000 invested in the resort development.
     At third quarter-end 2011, income producing properties primarily represents our investment in a 401 unit multifamily property in Houston, Texas with carrying value of $46,998,000 and a 413 guest room hotel in Austin, Texas with carrying value of $21,569,000. In addition, in second quarter 2011, we reclassified $4,555,000 in land from entitled, developed and under development projects to income producing properties as result of commencing construction on a 289 unit multifamily project in Austin, Texas. At third-quarter end 2011, our investment in this project including land and construction in progress is $9,394,000 with an estimated cost to complete construction of $21,142,000.
     We recognized asset impairment charges in second quarter 2011 of $450,000 related to a residential real estate project located near Dallas, Texas and $900,000 in second quarter 2010 related to a residential real estate project located near Salt Lake City, Utah.
     Depreciation expense, primarily related to income producing properties, was $2,650,000 in first nine months 2011 and $2,067,000 in first nine months 2010 and is included in other operating expenses.
Note 5 — Timber
     We own directly or through ventures over 143,000 acres of timber, primarily in Georgia. The cost of timber cut and sold was $856,000 in first nine months 2011 and $1,141,000 in first nine months 2010.
Note 6 — Shareholders’ Equity
     A reconciliation of changes in shareholders’ equity at third quarter-end 2011 follows:

	Forestar	Noncontrolling
	Group Inc.	Interests	Total
		(In thousands)
Balance at year-end 2010	$509,564	$4,715	$514,279
Net income	30,034	901	30,935
Distributions to noncontrolling interests	—	(2,901)	(2,901)
Contributions from noncontrolling interests	—	83	83
Other (primarily share-based compensation)	2,255	—	2,255

Balance at third quarter-end 2011	$541,853	$2,798	$544,651

     In first nine months 2011, we issued 126,257 shares of our common stock as a result of stock option exercises and vesting of equity-settled restricted stock units.
     In addition, we repurchased 172,435 shares of our common stock at a cost of $2,126,000 in third quarter 2011. The repurchased shares are classified as treasury stock.

Note 7 — Investment in Unconsolidated Ventures
     At third quarter-end 2011, we had ownership interests ranging from 25 to 50 percent in 10 ventures that we account for using the equity method. We have no real estate ventures that are accounted for using the cost method. Our three largest ventures at third quarter-end 2011 are CL Realty, Temco and Palisades West. We own a 50 percent interest in both CL Realty and Temco, and Cousins Real Estate Corporation owns the other 50 percent interest. We own a 25 percent interest in Palisades West, Cousins Properties Incorporated owns a 50 percent interest and Dimensional Fund Advisors LP owns the remaining 25 percent interest. Information regarding these ventures follows:
•	CL Realty, L.L.C. was formed in 2002 for the purpose of developing residential and mixed-use communities in Texas and across the southeastern United States. At third quarter-end 2011, the venture has 14 residential and mixed-use communities, of which 10 are in Texas, three are in Florida and one is in Georgia, representing approximately 5,100 planned residential lots and 290 commercial acres.

•	Temco Associates, LLC was formed in 1991 for the purpose of acquiring and developing residential real estate sites in Georgia. At third quarter-end 2011, the venture has four residential and mixed-use communities, representing approximately 1,560 planned residential lots, all of which are located in Paulding County, Georgia. The venture also owns 5,712 acres of undeveloped land in Paulding County, Georgia.

•	Palisades West LLC was formed in 2006 for the purpose of constructing a commercial office park in Austin, Texas. The project includes two office buildings totaling approximately 375,000 square feet and an accompanying parking garage. At third quarter-end 2011, the buildings are approximately 99 percent leased. Our remaining commitment for investment in this venture as of third quarter-end 2011 is $1,532,000. Effective fourth quarter 2008, we entered into a 10-year operating lease for approximately 32,000 square feet that we occupy as our corporate headquarters. In third quarter and first nine months 2011, rents paid under this operating lease were $304,000 and $864,000 and are included in general and administrative and other operating expenses. In third quarter and first nine months 2010, rents paid were $296,000 and $889,000 and are included in general and administrative expenses.
     Combined summarized balance sheet information for our ventures accounted for using the equity method follows:

	Third Quarter-End 2011						Year-End 2010
	CL		Palisades		Other		CL		Palisades		Other
	Realty	Temco	West		Ventures	Total	Realty	Temco	West		Ventures	Total
						(In thousands)
Real estate	$81,844	$59,641	$120,474		$66,634	$328,593	$85,436	$60,454	$124,696		$69,612	$340,198
Total assets	82,357	60,259	125,089		77,679	345,384	86,657	60,609	129,378		78,060	354,704
Borrowings (a)	1,047	2,824	—		75,330	79,201	2,664	2,929	—		74,605	80,198
Total liabilities	3,306	3,357	44,869	(b)	90,096	141,628	4,124	3,133	48,612	(b)	87,145	143,014
Equity	79,051	56,902	80,220		(12,417)	203,756	82,533	57,476	80,766		(9,085)	211,690
Our investment in real estate ventures:
Our share of their equity (c)	39,525	28,451	20,055		13,221	101,252	41,267	28,738	20,191		14,075	104,271
Unrecognized deferred gain (d)	(2,164)	—	—		(999)	(3,163)	(2,190)	—	—		(915)	(3,105)

Investment in real estate ventures	$37,361	$28,451	$20,055		$12,222	$98,089	$39,077	$28,738	$20,191		$13,160	$101,166

     Combined summarized income statement information for our ventures accounted for using the equity method follows:

	Third Quarter		First Nine Months
	2011	2010	2011	2010
		(In thousands)
Revenues:
CL Realty	$2,290	$1,120	$5,808	$5,332
Temco	89	233	435	2,110
Palisades West	4,142	3,414	12,256	10,145
Other ventures	2,678	1,549	8,343	9,769

Total	$9,199	$6,316	$26,842	$27,356

Earnings (Loss):
CL Realty	$1,091	$964	$2,481	$2,184
Temco	(366)	(382)	(782)	430
Palisades West	1,461	1,124	4,372	3,406
Other ventures	(612)	(524)	(2,744)	(16,807)

Total	$1,574	$1,182	$3,327	$(10,787)

Our equity in their earnings (loss):
CL Realty	$545	$482	$1,240	$1,092
Temco	(183)	(191)	(391)	215
Palisades West	365	281	1,093	850
Other ventures (c)	(105)	(490)	(336)	(1,417)
Amortization of deferred gain	26	—	26	—

Total	$648	$82	$1,632	$740

(a)	Total includes current maturities of $71,920,000 at third quarter-end 2011, of which $43,169,000 is non-recourse to us, and $75,121,000 at year-end 2010, of which $43,166,000 is non-recourse to us.

(b)	Includes $42,792,000 of deferred income from leasehold improvements funded by tenants in excess of leasehold improvement allowances. These amounts are recognized as rental income over the lease term and are offset by depreciation expense related to these tenant improvements. There is no effect on venture net income.

(c)	Our share of the equity in other ventures reflects our ownership interests ranging from 25 to 50 percent, excluding venture losses that exceed our investment where we are not obligated to fund those losses.

(d)	Represents deferred gains on real estate contributed by us to ventures. We are recognizing income as real estate is sold to third parties. The deferred gains are reflected as a reduction to our investment in unconsolidated ventures.
     In first nine months 2011, we invested $1,350,000 in these ventures and received $5,995,000 in distributions; in first nine months 2010, we invested $1,538,000 in these ventures and received $5,974,000 in distributions. Distributions include both return of investments and distributions of earnings.
     At third quarter-end 2011, other ventures include three partnerships we participate in that have total assets of $51,301,000 and total liabilities of $83,575,000, which includes $67,557,000 of borrowings classified as current maturities. These partnerships are managed by third parties who intend to extend or refinance these borrowings; however, there is no assurance that this can be done. Although these borrowings may be guaranteed by third parties, we may under certain circumstances elect or be required to provide additional equity to these partnerships. We do not believe that the ultimate resolution of these matters will have a significant effect on our earnings or financial position. Our investment in these partnerships is $2,362,000 at third quarter-end 2011. These three partnerships are variable interest entities. Please read Note 17 for additional information.
     In first nine months 2011, CL Realty’s earnings include an impairment charge of $500,000 related to a residential real estate project located in Tampa, Florida.
     In first nine months 2010, other ventures loss includes a $13,061,000 loss on sale of a golf course and country club property in Denton, Texas. This loss did not impact our equity in the earnings (loss) of this venture as we exclude losses that exceed our investment where we are not obligated to provide additional funding.
     We have provided performance bonds and letters of credit on behalf of certain ventures totaling $1,387,000 at third quarter-end 2011. Generally these performance bonds and letters of credit would be drawn on due to lack of performance by us or the ventures, such as failure to timely deliver streets and utilities in accordance with local codes and ordinances.

Note 8 — Receivables
     Receivables consist of:

	Third
	Quarter-End	Year-End
	2011	2010
	(In thousands)
Non-performing loan	$20,666	$—
Notes receivable, average interest rates of 7.73% at third quarter-end 2011 and 7.93% at year-end 2010	2,720	1,057
Due from qualified intermediary	—	1,347
Receivables and accrued interest	1,052	615

	24,438	3,019
Allowance for bad debts	(62)	(144)

	$24,376	$2,875

     In second quarter 2011, we acquired a non-performing loan from a financial institution for $21,137,000. The original loan commitment was $38,000,000 and the outstanding balance is about $34,087,000. The loan matured in February 2010. The note is secured by a lien on 900 acres of developed and undeveloped real estate located near Houston, Texas designated for single-family residential and commercial development. We are not currently accruing interest and have not recorded any accretable yield due to the non-performing status of the loan. We cannot estimate the anticipated future cash flows because the borrower is in bankruptcy. In third quarter 2011, we received $471,000 in payments and accounted for these receipts as a reduction of the carrying value of the non-performing loan.
     Notes receivable generally are secured by a deed of trust and generally due within three years.
     Receivables and accrued interest principally include miscellaneous operating receivables arising in the normal course of business.
Note 9 — Debt
     Debt consists of:

	Third
	Quarter-End	Year-End
	2011	2010
	(In thousands)
Senior secured credit facility
Term loan facility — average interest rate of 6.50% at third quarter-end 2011 and year-end 2010	$130,000	$125,000
Revolving line of credit	—	—
Secured promissory notes — average interest rate of 4.31% at third quarter-end 2011 and 4.51% at year-end 2010	41,900	41,716
Other indebtedness due through 2017 at variable and fixed interest rates ranging from 5.00% to 8.00%	51,797	54,873

	$223,697	$221,589

     Our debt agreements contain financial covenants customary for such agreements including minimum levels of interest coverage and limitations on leverage. At third quarter-end 2011, we were in compliance with the financial covenants of these agreements.
     At various times in 2011, we supplemented and amended our senior secured credit facility to provide us with, among other matters, additional flexibility with respect to the borrowing base, collateral coverage and leverage requirements. As a result, in third quarter 2011 we increased our unused borrowing capacity by over $70,000,000 and extended the maturity of our revolving line of credit by one year, to August 6, 2014.
     At third quarter-end 2011, our senior secured credit facility provides for a $130,000,000 term loan maturing August 6, 2015 and a $200,000,000 revolving line of credit maturing August 6, 2014. The term loan includes a 1 percent prepayment penalty for payments in excess of $25,000,000 prior to February 6, 2012 and no prepayment penalty thereafter. The revolving line of credit may be prepaid at any time without penalty. The revolving line of credit includes a $100,000,000 sublimit for letters of credit, of which $984,000 is outstanding at third quarter-end 2011. Total borrowings under our senior secured credit facility (including the face amount of letters of credit) may not exceed a borrowing base formula. At third quarter-end 2011, we had $176,337,000 in net unused borrowing capacity under our senior secured credit facility.
     At our option, we can borrow at LIBOR plus 4.5 percent (subject to a 2 percent LIBOR floor) or prime plus 2.5 percent. Borrowings under the senior secured credit facility are secured by (a) all timberland, land in entitlement process, minerals and certain raw entitled land, (b) assignments of current and future leases, rents and contracts, including our mineral leases, (c) a security interest in our primary operating account, (d) pledge of the equity interests in current and future material operating subsidiaries or joint venture interests, or if such pledge is not permitted, a pledge of the right to distributions from such entities, to the extent permitted, and (e) negative pledge (without a mortgage) on all other wholly-owned assets. The senior secured credit facility provides for releases of real estate provided that borrowing base compliance is maintained.

     At third quarter-end 2011, secured promissory notes include a $26,500,000 non-recourse loan collateralized by a 401 unit multifamily project located in Houston, Texas with a carrying value of $46,998,000. In addition, in third quarter 2011, we borrowed $15,400,000 which is secured by a 413 guest room hotel located in Austin, Texas with a carrying value of $21,569,000. This financing replaced debt retired in second quarter 2011.
     At third quarter-end 2011, other indebtedness, primarily non-recourse, is collateralized by entitled, developed and under development projects with a carrying value of $116,602,000.
     At third quarter-end 2011, we have $9,101,000 in unamortized deferred financing fees, including $3,746,000 incurred in 2011 principally related to our senior secured credit facility, which are included in other assets. Amortization of deferred financing fees was $2,161,000 in first nine months 2011 and $3,747,000 in first nine months 2010 and is included in interest expense.
Note 10 — Fair Value
     Non-financial assets measured at fair value on a non-recurring basis principally include real estate assets and assets held for sale, which are measured for impairment. In second quarter 2011, a real estate asset was remeasured and reported at fair value due to events or circumstances that indicated the carrying value may not be recoverable. We determined estimated fair value based on the present value of future probability weighted cash flows expected from the sale of the long-lived asset. As a result, we recognized asset impairment of $450,000 in second quarter 2011. The carrying value of this asset may have subsequently increased or decreased from the fair value due to activity that has occurred since the measurement date.

				Third
	Fair Value Measurements			Quarter-End
	Level 1	Level 2	Level 3	2011
		(In thousands)
Non-Financial Assets
Real estate	$—	$—	$1,725	$1,725
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
     Information about our fixed rate financial instruments not measured at fair value follows:

	Third Quarter-End 2011		Year-End 2010
	Carrying	Fair	Carrying	Fair	Valuation
	Amount	Value	Amount	Value	Technique
(In thousands)
Fixed rate debt	$(29,931)	$(32,431)	$(29,931)	$(30,164)	Level 2
Note 11 — Capital Stock
     Pursuant to our stockholder rights plan, each share of common stock outstanding is coupled with one-quarter of a preferred stock purchase right (Right). Each Right entitles our stockholders to purchase, under certain conditions, one one-hundredth of a share of newly issued Series A Junior Participating Preferred Stock at an exercise price of $100. Rights will be exercisable only if someone acquires beneficial ownership of 20 percent or more of our common shares or commences a tender or exchange offer, upon consummation of which they would beneficially own 20 percent or more of our common shares. We will generally be entitled to redeem the Rights at $0.001 per Right at any time until the 10th business day following public announcement that a 20 percent position has been acquired. The Rights will expire on December 11, 2017.
     Please read Note 18 for information about additional shares of common stock that could be issued under terms of our share-based compensation plans.

     As a result of the 2007 spin-offs from Temple-Inland, at third quarter-end 2011, personnel of Temple-Inland and the other spin-off entity held 19,000 awards that will be settled in our common stock and options to purchase 1,123,000 shares of our common stock. The options have a weighted average exercise price of $21.51 and a weighted average remaining contractual term of three years. At third quarter-end 2011, the options have an aggregate intrinsic value of $231,000.
Note 12 — Other Comprehensive Income
     Other comprehensive income consists of:

	Third Quarter		First Nine Months
	2011	2010	2011	2010
		(In thousands)
Consolidated net income	$36,965	$9,086	$30,935	$3,005
Change in fair value of interest rate swap agreement	—	—	—	393
Income tax effect of change in fair value	—	—	—	(137)

Other comprehensive income	36,965	9,086	30,935	3,261
Less: Comprehensive income attributable to noncontrolling interests	(537)	(164)	(901)	(328)

Other comprehensive income attributable to Forestar Group Inc.	$36,428	$8,922	$30,034	$2,933

Note 13 — Earnings per Share
     Earnings attributable to common shareholders and weighted average common shares outstanding used to compute earnings per share were:

	Third Quarter		First Nine Months
	2011	2010	2011	2010
		(In thousands)
Earnings available to common shareholders:
Consolidated net income	$36,965	$9,086	$30,935	$3,005
Less: Net income attributable to noncontrolling interest	(537)	(164)	(901)	(328)

Net income attributable to Forestar Group Inc.	$36,428	$8,922	$30,034	$2,677

Weighted average common shares outstanding — basic	35,514	35,934	35,482	36,109
Dilutive effect of stock options	84	154	163	224
Dilutive effect of restricted stock and equity-settled awards	198	291	232	262

Weighted average common shares outstanding — diluted	35,796	36,379	35,877	36,595

Anti-dilutive awards excluded from diluted weighted average shares outstanding	2,250	1,602	1,998	1,574
Note 14 — Income Taxes
     Our effective tax rate was 35 percent in third quarter 2011 and 34 percent in first nine months 2011, which includes a 1 percent benefit for noncontrolling interests and 1 percent non-cash charge for share-based compensation. Our effective tax rate was 24 percent in third quarter 2010 and 33 percent in first nine months 2010, which included a 4 percent benefit attributable to noncontrolling interests. In addition, 2011 and 2010 effective tax rates include the effect of state income taxes, nondeductible items, benefits of percentage depletion and charitable contributions related to timberland conservation.
     We have not provided a valuation allowance for our deferred tax asset because we believe it is likely it will be recoverable in future periods.
     At third quarter-end 2011, our unrecognized tax benefits totaled $7,767,000, of which $6,391,000 would affect our effective tax rate if recognized.
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

Environmental
     Environmental remediation liabilities arise from time to time in the ordinary course of doing business, and we believe we have established adequate reserves for any probable losses that we can reasonably estimate. We own 288 acres near Antioch, California, portions of which were sites of a former Temple-Inland paper manufacturing operation that are in remediation. We have received certificates of completion on all but 80 acres, a portion of which includes subsurface contamination. In third quarter 2011, we increased our reserves for environmental remediation by $2,500,000 due to additional testing and remediation requirements by the state regulatory agencies. We estimate the cost to complete remediation activities will be approximately $3,500,000, which is included in other accrued expenses. It is possible that remediation or monitoring activities could be required in addition to those included within our estimate, but we are unable to determine the scope, timing or extent of such activities.
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
     Assets allocated by segment are as follows:

	Third
	Quarter-End	Year-End
	2011	2010
	(In thousands)
Real estate	$713,867	$669,363
Mineral resources	15,653	13,399
Fiber resources	15,856	18,258
Assets not allocated to segments	101,320	88,304

Total assets	$846,696	$789,324

     We evaluate performance based on segment earnings (loss) before unallocated items and income taxes. Segment earnings (loss) consist of operating income, equity in earnings (loss) of unconsolidated ventures and net (income) loss attributable to noncontrolling interests. Items not allocated to our business segments consist of general and administrative expense, share-based compensation, gain on sale of assets, interest expense and other non-operating income and expense. The accounting policies of the segments are the same as those described in the accounting policy note to the consolidated financial statements. Our revenues are derived from our U.S. operations and all of our assets are located in the U.S. In first nine months 2011, no single customer accounted for more than 10 percent of our total revenues.
     Segment revenues and earnings are as follows:

	Third Quarter		First Nine Months
	2011	2010	2011	2010
		(In thousands)
Revenues:
Real estate	$19,060	$15,139	$59,814	$53,936
Mineral resources	5,871	6,654	17,784	18,387
Fiber resources	1,310	2,220	3,968	6,185

Total revenues	$26,241	$24,013	$81,566	$78,508

Segment earnings (loss):
Real estate	$(4,266)	$(1,883)	$(684)	$883
Mineral resources	3,592	6,196	12,292	16,640
Fiber resources	446	1,372	1,790	3,900

Total segment earnings (loss)	(228)	5,685	13,398	21,423
Items not allocated to segments (a)	56,265	6,097	32,705	(17,239)

Income before taxes attributable to Forestar Group Inc.	$56,037	$11,782	$46,103	$4,184

(a)	Items not allocated to segments consist of:

	Third Quarter		First Nine Months
	2011	2010	2011	2010
		(In thousands)
General and administrative expense	$(4,827)	$(3,860)	$(15,824)	$(13,438)
Share-based compensation expense	3,553	(1,817)	(399)	(7,370)
Gain on sale of assets	61,784	15,441	61,784	15,441
Interest expense	(4,271)	(3,913)	(12,933)	(12,562)
Other non-operating income	26	246	77	690

	$56,265	$6,097	$32,705	$(17,239)

     In third quarter 2011, gain on sale of assets represents the sale of 57,000 acres of timberland in Georgia, Alabama and Texas for $87,061,000 in accordance with our strategic initiatives.
     Third quarter and first nine months 2011 share-based compensation decreased as a result of a decline in our stock price and its impact on vested cash-settled awards.
     In third quarter and first nine months 2011, general and administrative expense includes $459,000 and $3,187,000 associated with proposed private debt offerings that we withdrew as a result of deterioration of the terms available to us in the capital markets.
Note 17 — Variable Interest Entities
     At third quarter-end 2011, we are the primary beneficiary of two VIEs that we consolidate. We have provided the majority of equity to these VIEs, which absent our contributions or advances do not have sufficient equity to fund their operations. We have the authority to approve project budgets and the issuance of additional debt. At third quarter-end 2011, our consolidated balance sheet includes $14,687,000 in principally real estate assets and $4,605,000 in liabilities related to these two VIEs. In first nine months 2011, we contributed or advanced $2,826,000 to these VIEs. In first nine months 2010, real estate assets decreased by $11,865,000, debt decreased by $13,207,000 and other liabilities increased by $1,342,000 due to lender foreclosure of a lien on property owned by one of these VIEs. In second quarter 2011, our earnings benefited from a $1,342,000 reallocation of a previously recognized loss related to foreclosure of a lien on property in the above VIE. Based on our access to new information, we determined this loss and related liability should be allocated from us to the noncontrolling financial interests as we believe the likelihood we will be subject to any potential lender liabilities is remote. We have a nominal general partner interest in this VIE and could be held responsible for certain of its liabilities.
     Also at third quarter-end 2011, we are not the primary beneficiary of three VIEs that we account for using the equity method. The unrelated managing partners oversee the day-to-day operations and guarantee some of the debt of the VIEs while we have the authority to approve project budgets and the issuance of additional debt. Although some of the debt is guaranteed by the managing partners, we may under certain circumstances elect or be required to provide additional funds to these VIEs. At third quarter-end 2011, these three VIEs have total assets of $51,301,000, substantially all of which represent developed and undeveloped real estate and total liabilities of $83,575,000, which includes $67,557,000 of borrowings classified as current maturities. These amounts are included in other ventures in the combined summarized balance sheet information for ventures accounted for using the equity method in Note 7. At third quarter-end 2011, our investment in these three VIEs is $2,362,000 and is included in investment in unconsolidated ventures. In first nine months 2011, we contributed or advanced $151,000 to these VIEs. Our maximum exposure to loss related to these VIEs is estimated at $36,037,000, which exceeds our investment as we have a nominal general partner interest in two of these VIEs and could be held responsible for their liabilities. The maximum exposure to loss represents the maximum loss that we could be required to recognize assuming all the ventures’ assets (principally real estate) are worthless, without consideration of the probability of a loss or of any actions we may take to mitigate any such loss.
Note 18 — Share-Based Compensation
     Share-based compensation expense (income) consists of:

	Third Quarter		First Nine Months
	2011	2010	2011	2010
		(In thousands)
Cash-settled awards	$(4,893)	$422	$(4,212)	$3,187
Equity-settled awards	265	—	676	—
Restricted stock	612	923	1,882	2,538
Stock options	463	472	2,053	1,645

	$(3,553)	$1,817	$399	$7,370

     Share-based compensation expense (income) is included in:

	Third Quarter		First Nine Months
	2011	2010	2011	2010
		(In thousands)
General and administrative expense	$(2,057)	$937	$(234)	$3,055
Other operating expense	(1,496)	880	633	4,315

	$(3,553)	$1,817	$399	$7,370

     Third quarter and first nine months 2011 share-based compensation decreased as a result of a decline in our stock price and its impact on vested cash-settled awards.
     The fair value of awards granted to retirement eligible employees and expensed at the date of grant was $654,000 in first nine months 2011 and $286,000 in first nine months 2010. Unrecognized share-based compensation expense related to non-vested equity-settled awards, restricted stock and stock options is $8,424,000 at third quarter-end 2011. The weighted average period over which this amount will be recognized is estimated to be two years. We did not capitalize any share-based compensation in first nine months 2011 or 2010.
     In first nine months 2011, we withheld 70,539 shares having a value of $1,290,000 in connection with vesting of restricted stock awards and exercises of stock options. In first nine months 2010, we withheld 2,601 shares having a value of $49,000 in connection with vesting of restricted stock awards and exercises of stock options. These shares are included in treasury stock and are reflected in financing activities in our consolidated statement of cash flows.
     A summary of the awards granted under our 2007 Stock Incentive Plan follows:
Cash-settled awards
     Cash-settled awards granted to our employees in the form of restricted stock units or stock appreciation rights generally vest over three to four years from the date of grant and generally provide for accelerated vesting upon death, disability or if there is a change in control. Vesting for some restricted stock unit awards is also conditioned upon achievement of a minimum one percent annualized return on assets over a three-year period. Cash-settled stock appreciation rights have a ten-year term, generally become exercisable ratably over four years and provide for accelerated or continued vesting upon retirement, death, disability or if there is a change in control. Stock appreciation rights were granted with an exercise price equal to the market value of our stock on the date of grant.
     Cash-settled awards granted to our directors in the form of restricted stock units are fully vested at the time of grant and payable upon retirement.
     The following table summarizes the activity of cash-settled restricted stock unit awards in first nine months 2011:

		Weighted
	Equivalent	Average Grant
	Units	Date Fair Value
	(In thousands)	(Per unit)
Non-vested at beginning of period	376	$11.88
Granted	159	18.10
Vested	(77)	17.53
Forfeited	—	—

Non-vested at end of period	458	$13.10

     The following table summarizes the activity of cash-settled stock appreciation rights in first nine months 2011:

			Weighted	Aggregate
			Average	Intrinsic Value
		Weighted	Remaining	(Current
	Rights	Average	Contractual	Value Less
	Outstanding	Exercise Price	Term	Exercise Price)
	(In thousands)	(Per share)	(In years)	(In thousands)
Balance at beginning of period	909	$11.28	8	$7,289
Granted	—	—
Exercised	(12)	9.29
Forfeited	—	—

Balance at end of period	897	$11.30	8	$1,109

Exercisable at end of period	380	$10.48	8	$529

     The fair value of awards settled in cash was $184,000 in first nine months 2011 and $731,000 in first nine months 2010. At third quarter-end 2011, the fair value of vested cash-settled awards is $9,567,000 and is included in other liabilities. The aggregate current value of non-vested cash-settled awards is $5,577,000 at third quarter-end 2011 based on a quarter-end stock price of $10.91.
Equity-settled awards
     Equity-settled awards granted to our employees include restricted stock units (RSU), which vest ratably over three years from the date of grant, and beginning first quarter 2011, market-leveraged stock units (MSU), which vest after three years. The following table summarizes the activity of equity-settled awards in first nine months 2011:

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
     Unrecognized share-based compensation expense related to non-vested equity-settled awards is $2,480,000 at third quarter-end 2011. The weighted average period over which this amount will be recognized is estimated to be two years.
Restricted stock
     Restricted stock awards vest either ratably over or after three years, generally if we achieve a minimum one percent annualized return on assets over such three-year period. The following table summarizes the activity of restricted stock awards in first nine months 2011:

		Weighted
	Restricted	Average Grant
	Shares	Date Fair Value
	(In thousands)	(Per share)
Non-vested at beginning of period	636	$17.56
Granted	20	12.74
Vested	(223)	24.23
Forfeited	—	—

Non-vested at end of period	433	$13.91

     Unrecognized share-based compensation expense related to non-vested restricted stock awards is $2,848,000 at third quarter-end 2011. The weighted average period over which this amount will be recognized is estimated to be one year.

Stock options
     Stock options have a ten-year term, generally become exercisable ratably over four years and provide for accelerated or continued vesting upon retirement, death, disability or if there is a change in control. Options were granted with an exercise price equal to the market value of our stock on the date of grant. The following table summarizes the activity of stock option awards in first nine months 2011:

			Weighted	Aggregate
			Average	Intrinsic Value
		Weighted	Remaining	(Current
	Options	Average	Contractual	Value Less
	Outstanding	Exercise Price	Term	Exercise Price)
	(In thousands)	(Per share)	(In years)	(In thousands)
Balance at beginning of period	957	$23.45	8	$1,890
Granted	327	18.59
Exercised	—	—
Forfeited	—	—

Balance at end of period	1,284	$22.22	8	$262

Exercisable at end of period	642	$25.61	7	$131
     We estimate the fair value of stock options using the Black-Scholes option pricing model and the following assumptions:

	First Nine Months
	2011	2010
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	56.2%	51.0%
Risk-free interest rate	2.4%	2.3%
Expected life of options (years)	6	6
Weighted average estimated fair value of options granted	$10.11	$8.98
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
     Unrecognized share-based compensation expense related to non-vested stock options is $3,096,000 at third quarter-end 2011. The weighted average period over which this amount will be recognized is estimated to be two years.
Pre-Spin Awards
     Certain of our employees participated in Temple-Inland’s share-based compensation plans. In conjunction with the 2007 spin-off, these awards were equitably adjusted into separate awards of the common stock of Temple-Inland and the spin-off entities.
     Stock options have a ten-year term, generally become exercisable ratably over four years and provide for accelerated or continued vesting upon retirement, death, disability or if there is a change in control. A summary of stock option awards outstanding at third quarter-end 2011 follows:

			Weighted	Aggregate
			Average	Intrinsic Value
		Weighted	Remaining	(Current
	Options	Average	Contractual	Value Less
	Outstanding	Exercise Price	Term	Exercise Price)
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding and exercisable on Forestar stock	77	$22.08	4	$21
Outstanding and exercisable on Temple-Inland stock	108	20.95	4	1,126

$1,147

     The intrinsic value of options exercised was $706,000 in first nine months 2011 and $553,000 in first nine months 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2010 Annual Report on Form 10-K. Unless otherwise indicated, information is presented as of third quarter-end 2011, and references to acreage owned includes all acres owned by ventures regardless of our ownership interest in a venture.
Forward-Looking Statements
     This Quarterly Report on Form 10-Q and other materials we have filed or may file with the Securities and Exchange Commission contain “forward-looking statements” within the meaning of the federal securities laws. These forward-looking statements are identified by their use of terms and phrases such as “believe,” “anticipate,” “could,” “estimate,” “likely,” “intend,” “may,” “plan,” “expect,” and similar expressions, including references to assumptions. These statements reflect our current views with respect to future events and are subject to risks and uncertainties. We note that a variety of factors and uncertainties could cause our actual results to differ significantly from the results discussed in the forward-looking statements. Factors and uncertainties that might cause such differences include, but are not limited to:
•	general economic, market or business conditions in Texas or Georgia, where our real estate activities are concentrated;

•	the opportunities (or lack thereof) that may be presented to us and that we may pursue;

•	significant customer concentration;

•	future residential, multifamily or commercial entitlements, development approvals and the ability to obtain such approvals;

•	accuracy of estimates and other assumptions related to investment in real estate, the expected timing and pricing of land and lot sales and related cost of real estate sales, impairment of long-lived assets, income taxes, share-based compensation and oil and natural gas reserves;

•	the levels of resale housing inventory and potential impact of foreclosures in our mixed-use development projects and the regions in which they are located;

•	the development of relationships with strategic partners;

•	fluctuations in costs and expenses;

•	demand for new housing, which can be affected by a number of factors including the availability of mortgage credit;

•	supply of and demand for oil and natural gas and fluctuations in oil and natural gas prices;

•	competitive actions by other companies;

•	changes in governmental policies, laws or regulations and actions or restrictions of regulatory agencies;

•	government regulation of exploration and production technology, including hydraulic fracturing;

•	the results of financing efforts, including our ability to obtain financing with favorable terms;

•	our partners’ ability to fund their capital commitments and otherwise fulfill their operating and financial obligations;

•	the effect of limitations, restrictions and natural events on our ability to harvest and deliver timber;

•	water withdrawal or usage may be subject to state and local laws, regulations or permit requirements, and there is no assurance that all our water interests or rights will be available for withdrawal or use; and

•	the final resolutions or outcomes with respect to our contingent and other liabilities related to our business.
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
     In third quarter 2011, we sold 50,000 acres of timberland in Georgia and Alabama to Plum Creek Timberlands, L.P. for $74,722,000 and 7,000 acres in Texas to The Conservation Fund for $12,339,000. These transactions generated net proceeds of $86,018,000, which were principally used to reduce debt. These transactions resulted in gains of $61,784,000. We also repurchased 172,435 shares of our common stock for $2,126,000, which are classified as treasury stock.
     At third quarter-end 2011, we have completed our strategic initiatives related to the sale of higher and better use timberland and reduction of debt. Since announcing these initiatives, we have sold 176,000 acres of timberland in Georgia, Alabama and Texas for $284,442,000 in eleven transactions. These transactions generated net proceeds of $277,909,000 and resulted in gains of $194,438,000. We used the proceeds principally to reduce debt, pay income taxes, reinvest in our business and repurchase stock. Our total debt has been reduced by $151,986,000 since first quarter-end 2009, excluding $26,500,000 in non-recourse borrowings secured by a 401 unit multifamily property we acquired in fourth quarter 2010. In addition, we have repurchased 1,173,422 shares of our common stock for $17,304,000.
Results of Operations
     A summary of our consolidated results by business segment follows:

	Third Quarter		First Nine Months
	2011	2010	2011	2010
		(In thousands)
Revenues:
Real estate	$19,060	$15,139	$59,814	$53,936
Mineral resources	5,871	6,654	17,784	18,387
Fiber resources	1,310	2,220	3,968	6,185

Total revenues	$26,241	$24,013	$81,566	$78,508

Segment earnings (loss):
Real estate	$(4,266)	$(1,883)	$(684)	$883
Mineral resources	3,592	6,196	12,292	16,640
Fiber resources	446	1,372	1,790	3,900

Total segment earnings	(228)	5,685	13,398	21,423
Items not allocated to segments:
General and administrative expense	(4,827)	(3,860)	(15,824)	(13,438)
Share-based compensation expense	3,553	(1,817)	(399)	(7,370)
Gain on sale of assets	61,784	15,441	61,784	15,441
Interest expense	(4,271)	(3,913)	(12,933)	(12,562)
Other non-operating income	26	246	77	690

Income before taxes	56,037	11,782	46,103	4,184
Income tax expense	(19,609)	(2,860)	(16,069)	(1,507)

Net income attributable to Forestar Group Inc.	$36,428	$8,922	$30,034	$2,677

     Significant aspects of our results of operations follow:
Third Quarter and First Nine Months 2011
•	Real estate segment earnings were negatively impacted by lower undeveloped land sales volume and prices as a result of current market conditions. In addition, we recognized a $2,500,000 charge related to environmental remediation activities. These items were partially offset by increased residential sales activity.

•	Mineral resources segment earnings declined primarily due to lower lease bonus revenues and increased costs associated with developing our water resources initiatives. These items were partially offset by increased oil production volumes and prices.

•	Fiber resources segment earnings decreased principally due to reduction in volume as a result of selling about 30,000 acres of timberland in 2010 and postponing harvest plans on acres previously classified as held for sale.

•	In third quarter and first nine months 2011, general and administrative expense includes $459,000 and $3,187,000 associated with proposed private debt offerings that we withdrew as a result of deterioration of terms available to us in the credit markets.

•	Share-based compensation decreased as a result of a decline in our stock price and its impact on vested cash-settled awards.

•	In third quarter 2011, gain on sale of assets represents the gain from selling 57,000 acres of timberland in Georgia, Alabama and Texas for $87,061,000.
Third Quarter and First Nine Months 2010
•	Real estate segment earnings declined principally due to lower undeveloped land sales as a result of current market conditions significantly influenced by low consumer confidence and alternate investment options to buyers in the marketplace.

•	Mineral resources segment earnings declined principally due to decreased lease bonus revenues as a result of reduced leasing activity by exploration and production companies that are concentrating on drilling activities rather than leasing new mineral interests in our area of operations. This decrease in earnings was partially offset by increased oil production and higher oil prices.

•	Fiber resources segment earnings decreased principally due to reduction in volume as a result of selling over 113,000 acres of timberland in 2009 and postponing harvest plans on acres classified as held for sale.

•	In third quarter 2010, share-based compensation expense decreased as a result of a decline in our stock price and its impact on cash-settled awards.

•	In third quarter 2010, gain on sale of assets represents the gain from selling about 14,100 acres of timber and timberland in Georgia and Alabama for $22,621,000.

•	Interest expense decreased as a result of lower debt levels.
Current Market Conditions
     Current U.S. market conditions in the single-family residential industry continue to be challenging, characterized by high unemployment rates, low consumer confidence, depressed sales volumes and prices, difficult financing environment for purchasers and competition from foreclosure inventory. While all markets are being negatively affected by overall poor economic conditions, not all geographic areas and products have been affected to the same extent or with equal severity. It is difficult to predict when and at what rate these broader negative conditions will improve, or when the homebuilding industry will experience a sustained recovery. Multifamily market conditions are improving, with many markets experiencing healthy occupancy levels and positive rent growth. This improvement has been driven primarily by limited new construction activity, reduced mortgage credit availability, and the increased propensity to rent among the millennial generation of the U.S. population.
     Oil prices have increased principally due to supply uncertainty and ongoing unrest in oil-producing regions. Natural gas prices have remained soft due to increased levels of production and high levels of inventory. Shale resource drilling and production remains strong and working gas inventories are expected to remain relatively high. In the East Texas Basin, exploration and production companies continue to focus drilling on natural gas prospects in order to extend and hold existing mineral leases. In the Gulf Coast Basin, in Louisiana, activity has increased as operators have shifted exploration efforts to oil and high liquid natural gas plays. These conditions may impact the demand for new mineral leases, new exploration activity and the amount of royalty revenues we receive.
     Pulpwood and sawtimber sales are depressed because dry weather conditions in our areas of operations continue to increase access to supply while market demand remains low.
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
Real Estate
     We own directly or through ventures over 159,000 acres of real estate located in nine states and 12 markets. Our real estate segment secures entitlements and develops infrastructure on our lands, primarily for single-family residential and mixed-use communities. We own 114,000 acres in a broad area around Atlanta, Georgia, with the balance located primarily in Texas. We target investments principally in our strategic growth corridors, regions across the southern half of the United States that possess key demographic and growth characteristics that we believe make them attractive for long-term real estate investment. We own and manage our projects either directly or through ventures. Our real estate segment revenues are principally derived from the sales of residential single-family lots and tracts, undeveloped land and commercial real estate and from the operation of income producing properties, primarily a hotel and a multifamily property.
     A summary of our real estate results follows:

	Third Quarter		First Nine Months
	2011	2010	2011	2010
		(In thousands)
Revenues	$19,060	$15,139	$59,814	$53,936
Cost of sales	(12,367)	(8,114)	(32,894)	(29,992)
Operating expenses	(10,717)	(8,313)	(27,064)	(22,164)

	(4,024)	(1,288)	(144)	1,780
Equity in earnings (loss) of unconsolidated ventures	295	(431)	361	(569)
Less: Net income attributable to noncontrolling interests	(537)	(164)	(901)	(328)

Segment earnings (loss)	$(4,266)	$(1,883)	$(684)	$883

     In third quarter 2011, cost of sales includes an $857,000 charge related to an obligation for future road improvements near a mixed-use project located in Austin, Texas and, in first nine months 2011, includes a $450,000 non-cash impairment charge related to a residential real estate project located near Dallas, Texas. In first nine months 2010, cost of sales includes a $900,000 non-cash impairment charge related to a residential real estate project located near Salt Lake City, Utah.
     In first nine months 2011, segment earnings include a benefit of $1,342,000 associated with reallocation of a previously recognized loss related to foreclosure of a lien on a property owned by a consolidated venture. Based on new information, we determined this loss should be allocated from us to the noncontrolling financial interests as we believe the likelihood we will be subject to any potential lender liabilities is remote.
     Revenues in our owned and consolidated ventures consist of:

	Third Quarter		First Nine Months
	2011	2010	2011	2010
		(In thousands)
Residential real estate	$10,276	$5,615	$27,503	$19,443
Commercial real estate	—	—	736	157
Undeveloped land	1,526	4,385	10,096	17,295
Income producing properties	6,653	4,987	20,400	16,220
Other	605	152	1,079	821

Total revenues	$19,060	$15,139	$59,814	$53,936

     Residential real estate revenues principally consist of the sale of single-family lots to national, regional and local homebuilders. In third quarter and first nine months 2011, residential real estate revenues increased principally as a result of increased lot sales volume due to demand for finished lot inventory by homebuilders in markets where supply has diminished. In addition, in third quarter 2011, we sold 25 entitled acres from our Gables at North Hill project located near Dallas, Texas for $1,930,000 which generated $387,000 in segment earnings. This was the final tract available for sale in this project and represented approximately 80 undeveloped lots.
     In third quarter and first nine months 2011, undeveloped land sales decreased due to lower volume and prices from our retail land sales program as a result of current market conditions primarily resulting from limited credit availability, low consumer confidence and alternate investment options to buyers in the marketplace.
     In third quarter and first nine months 2011, income producing properties revenue principally increased as a result of our fourth quarter 2010 acquisition of a 401 unit multifamily property located in Houston, Texas.
     Units sold in our owned and consolidated ventures consist of:

	Third Quarter		First Nine Months
	2011	2010	2011	2010
Residential real estate:
Lots sold	155	105	458	356
Revenue per lot sold	$52,197	$52,342	$55,277	$54,091
Commercial real estate:
Acres sold	—	—	4.0	1.3
Revenue per acre sold	$—	$—	$185,344	$121,705
Undeveloped land:
Acres sold	548	1,153	3,938	4,713
Revenue per acre sold	$2,786	$3,803	$2,564	$3,669
          Operating expenses consist of:

	Third Quarter		First Nine Months
	2011	2010	2011	2010
		(In thousands)
Property taxes	$2,023	$1,878	$6,484	$6,460
Employee compensation and benefits	1,893	1,543	5,730	4,674
Professional services	1,174	1,646	3,405	3,080
Depreciation and amortization	1,344	641	3,938	2,187
Environmental	2,527	37	2,607	108
Other	1,756	2,568	4,900	5,655

Total operating expenses	$10,717	$8,313	$27,064	$22,164

     Employee compensation and benefits and professional services increased principally due to developing and staffing our multifamily organization. Depreciation and amortization increased primarily as a result of the acquisition of a 401 unit multifamily property in fourth quarter 2010. In third quarter 2011, environmental costs increased as a result of a $2,500,000 charge related to environmental remediation activities at our Antioch, California project.

     Information about our real estate projects and our real estate ventures follows:

	Third Quarter-End
	2011	2010
Owned and consolidated ventures:
Entitled, developed and under development projects
Number of projects	54	54
Residential lots remaining	18,679	17,811
Commercial acres remaining	1,808	1,775
Undeveloped land and land in the entitlement process
Number of projects	16	18
Acres in entitlement process	27,590	29,670
Acres undeveloped	110,115	179,736
Ventures accounted for using the equity method:
Ventures’ lot sales (for first nine months)
Lots sold	350	261
Average price per lot sold	$40,592	$43,402
Ventures’ entitled, developed and under development projects
Number of projects	21	22
Residential lots remaining	9,295	11,369
Commercial acres sold (for first nine months)	20.0	15.4
Average price per acre sold	$152,460	$81,318
Commercial acres remaining	538	829
Ventures’ undeveloped land and land in the entitlement process
Number of projects	—	—
Acres in entitlement process	—	—
Acres sold (for first nine months)	19.2	—
Average price per acre sold	$3,000	$—
Acres undeveloped	5,712	5,517
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
     In third quarter 2011, we acquired 180 fully developed lots in Houston, Texas for $8,950,000, which includes the right to receive about $4,000,000 in reimbursements, excluding interest, under a development agreement with the City of Houston. We also acquired two multifamily development sites located in Austin and Dallas for $8,672,000.
Mineral Resources
     We own directly or through ventures 602,000 net acres of mineral interests. Our mineral resources segment revenues are principally derived from royalties and other revenues from our oil and natural gas mineral interests located principally in Texas, Louisiana, Georgia and Alabama. At third quarter-end 2011, we have 59,000 net acres under lease and 30,000 net acres held by production from 510 oil and natural gas wells owned and operated by exploration and production companies.
     A summary of our mineral resources results follows:

	Third Quarter		First Nine Months
	2011	2010	2011	2010
		(In thousands)
Revenues	$5,871	$6,654	$17,784	$18,387
Cost of sales	(597)	(223)	(1,829)	(852)
Operating expenses	(2,030)	(748)	(4,918)	(2,204)

	3,244	5,683	11,037	15,331
Equity in earnings of unconsolidated ventures	348	513	1,255	1,309

Segment earnings	$3,592	$6,196	$12,292	$16,640

     Cost of sales represents our share of oil and natural gas production severance taxes, which are calculated based on a percentage of oil and natural gas produced, costs related to our oil and gas non-operating working interests and delay rental payments related to ground water leases in central Texas.
     Equity in earnings of unconsolidated ventures includes our share of royalty revenue from producing wells in the Barnett Shale natural gas formation.

     Revenues consist of:

	Third Quarter		First Nine Months
	2011	2010	2011	2010
		(In thousands)
Royalties	$5,424	$3,217	$13,056	$10,542
Other revenues	447	3,437	4,728	7,845

Total revenues	$5,871	$6,654	$17,784	$18,387

     In third quarter and first nine months 2011, royalty revenues increased as a result of higher oil prices and increased oil production partially offset by decreases in natural gas production in owned and consolidated properties. In third quarter 2011, increases in net oil and natural gas prices contributed $1,172,000 and changes in net oil and gas production contributed $1,035,000 as compared to third quarter 2010. In first nine months 2011, changes in net oil and natural gas prices contributed $1,878,000 and changes in net oil and gas production contributed $636,000 as compared to first nine months 2010.
     In third quarter 2011, other revenues principally includes $100,000 in lease bonus payments as a result of leasing about 380 net mineral acres for an average of $265 per acre and $253,000 related to delay rental payments. In third quarter 2010, other lease revenues include $2,549,000 in lease bonus payments as a result of leasing about 9,600 net mineral acres for an average of $266 per acre and $890,000 related to delay rental payments.
     In first nine months 2011, other revenues include $2,232,000 in lease bonus payments as a result of leasing 7,700 net mineral acres for an average of $288 per acre, $1,555,000 related to mineral seismic exploration agreement associated with 31,100 acres in Louisiana and $479,000 related to delay rental payments. In first nine months 2010, other lease revenues include $5,733,000 in lease bonus payments as a result of leasing over 11,700 net mineral acres for an average of $490 per acre and $2,084,000 related to delay rental payments.
     Oil and natural gas produced and average unit prices related to our royalty interests follows:

	Third Quarter		First Nine Months
	2011	2010	2011	2010
Consolidated entities:
Oil production (barrels)	42,300	27,700	102,200	87,600
Average price per barrel	$97.83	$71.41	$94.23	$72.53
Natural gas production (millions of cubic feet)	295.9	298.5	850.1	946.0
Average price per thousand cubic feet	$4.33	$4.15	$4.03	$4.43
Our share of ventures accounted for using the equity method:
Natural gas production (millions of cubic feet)	112.1	138.1	398.3	345.6
Average price per thousand cubic feet	$4.10	$4.02	$3.80	$4.25
Total consolidated and our share of equity method ventures:
Oil production (barrels)	42,300	27,700	102,200	87,600
Average price per barrel	$97.83	$71.41	$94.23	$72.53
Natural gas production (millions of cubic feet)	408.0	436.6	1,248.4	1,291.6
Average price per thousand cubic feet	$4.27	$4.11	$3.96	$4.38
     At third quarter-end 2011, there were 510 active wells owned and operated by others on our leased mineral acres compared to 491 wells at third quarter-end 2010.
     In first nine months 2011, our share of ventures natural gas production increased as a result of 16 wells that began producing from the Barnett Shale natural gas formation in 2010.
     Operating expenses consist of:

	Third Quarter		First Nine Months
	2011	2010	2011	2010
		(In thousands)
Professional and consulting services	$792	$115	$2,086	$351
Employee compensation and benefits	614	307	1,495	888
Property taxes	78	78	228	225
Other	546	248	1,109	740

Total operating expenses	$2,030	$748	$4,918	$2,204

     Professional and consulting services increased $429,000 in third quarter and $1,286,000 in first nine months 2011 primarily due to non-cash amortization of contingent consideration paid to the seller of a water resources company acquired in fourth quarter 2010. These costs are being amortized ratably over the performance period assuming certain milestones are achieved by July 2014. Employee compensation and benefits increased in third quarter and first nine months 2011 as a result of incremental staffing to support our oil, gas and water interests.

     In addition, we have water interests in 1,600,000 acres, including a 45 percent nonparticipating royalty interest in groundwater produced or withdrawn for commercial purposes or sold from 1,400,000 acres in Texas, Louisiana, Georgia and Alabama and 17,800 acres of ground water leases in central Texas. We have not received significant income from these interests.
Fiber Resources
     Our fiber resources segment focuses principally on the management of our timber holdings and recreational leases. We own directly or through ventures over 143,000 acres of timber, primarily in Georgia, and 17,000 acres of timber under lease. Our fiber resources segment revenues are principally derived from the sales of wood fiber from our land and leases for recreational uses. We have sold over 204,000 acres of undeveloped land since year-end 2008 through our retail land sales program and as a result of our strategic initiatives. As a result of the reduced acreage from executing these land sales, future segment revenues and earnings are anticipated to be lower.
     A summary of our fiber resources results follows:

	Third Quarter		First Nine Months
	2011	2010	2011	2010
		(In thousands)
Revenues	$1,310	$2,220	$3,968	$6,185
Cost of sales	(349)	(466)	(881)	(1,208)
Operating expenses	(520)	(502)	(1,494)	(1,694)

	441	1,252	1,593	3,283
Other operating income	—	120	181	617
Equity in earnings of unconsolidated ventures	5	—	16	—

Segment earnings	$446	$1,372	$1,790	$3,900

     Other operating income represents gains from partial termination of timber leases.
     Revenues consist of:

	Third Quarter		First Nine Months
	2011	2010	2011	2010
		(In thousands)
Fiber	$978	$1,767	$2,695	$4,797
Recreational leases and other	332	453	1,273	1,388

Total revenues	$1,310	$2,220	$3,968	$6,185

     Fiber sold consists of:

	Third Quarter		First Nine Months
	2011	2010	2011	2010
Pulpwood tons sold	85,800	116,900	222,100	295,600
Average pulpwood price per ton	$7.57	$9.41	$8.57	$10.31
Sawtimber tons sold	22,900	37,500	51,200	90,900
Average sawtimber price per ton	$14.33	$17.79	$15.47	$19.23
Total tons sold	108,700	154,400	273,300	386,500
Average price per ton	$8.99	$11.45	$9.86	$12.41
     In third quarter and first nine months 2011, total fiber tons sold decreased principally due to the sale of about 30,000 acres of timberland in 2010 and postponing harvest plans on acres previously classified as held for sale. The majority of our fiber sales were to Temple-Inland at market prices.
     Information about our recreational leases follows:

	Third Quarter		First Nine Months
	2011	2010	2011	2010
Average recreational acres leased	164,600	205,900	185,300	209,900
Average price per leased acre	$8.28	$8.60	$8.84	$8.33

     Operating expenses consist of:

	Third Quarter		First Nine Months
	2011	2010	2011	2010
		(In thousands)
Employee compensation and benefits	$229	$224	$696	$909
Facility and long-term timber lease costs	109	116	337	306
Other	182	162	461	479

Total operating expenses	$520	$502	$1,494	$1,694

     In first nine months 2010, $197,000 in employee compensation and benefits related to employee severance costs.
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
     General and administrative expenses consist of:

	Third Quarter		First Nine Months
	2011	2010	2011	2010
		(In thousands)
Professional services	$1,600	$583	$6,025	$2,665
Employee compensation and benefits	1,394	1,410	4,221	4,145
Depreciation and amortization	347	371	1,050	1,113
Insurance costs	276	295	809	936
Facility costs	210	301	594	912
Other	1,000	900	3,125	3,667

Total general and administrative expenses	$4,827	$3,860	$15,824	$13,438

     In third quarter and first nine months 2011, professional services includes $459,000 and $3,187,000 of expenses associated with proposed private debt offerings that we withdrew as a result of deterioration in terms available to us in the capital markets.
Income Taxes
     Our effective tax rate was 35 percent in third quarter 2011 and 34 percent in first nine months 2011, which includes a 1 percent benefit for noncontrolling interests and 1 percent non-cash charge for share-based compensation. Our effective tax rate was 24 percent in third quarter 2010 and 33 percent in first nine months 2010, which included a 4 percent benefit attributable to noncontrolling interests. In addition, 2011 and 2010 effective tax rates include the effect of state income taxes, nondeductible items, benefits of percentage depletion and charitable contributions related to timberland conservation.
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

     In first nine months 2011, net cash provided by operating activities was $32,816,000 as proceeds from the sale of 57,000 acres of timberland in accordance with our strategic initiatives generated net proceeds of $86,018,000. Expenditures for development and acquisitions exceeded non-cash real estate cost of sales principally due to our acquisition of a non-performing loan secured by a lien on 900 acres of developed and undeveloped land near Houston, Texas for $21,137,000, $25,481,000 in four real estate acquisitions located in various Texas markets and payment of $7,956,000 in federal and state income taxes, net of refunds. In first nine months 2010, net cash (used for) operating activities was ($13,701,000) as we funded a $10,000,000 loan to a third-party equity investor in the JW Marriott ® San Antonio Hill Country Resort & Spa and paid income taxes of $11,031,000.
Cash Flows from Investing Activities
     Capital contributions to and capital distributions from unconsolidated ventures and business acquisitions are classified as investing activities. In addition, proceeds from the sale of property and equipment, software costs and expenditures related to reforestation activities are also classified as investing activities.
     In first nine months 2011, net cash (used for) investing activities was ($5,149,000) and is principally related to $3,414,000 invested in oil and gas properties as non-operating working interests, $662,000 in net contributions to unconsolidated ventures and $1,466,000 in property, equipment, software and reforestation. In first nine months 2010, net cash provided by investing activities was $3,572,000 principally due to net distributions from unconsolidated ventures of $3,252,000. We invested $2,282,000 in property, equipment, software and reforestation offset by $2,602,000 in proceeds related to the sale of our undivided interest in corporate aircraft.
Cash Flows from Financing Activities
     In first nine months 2011, net cash (used for) financing activities was ($3,912,000) and is principally related to the payment of $3,746,000 in deferred financing fees primarily related to supplementing and amending our senior secured credit facility and $2,126,000 related to repurchasing 172,435 shares of our common stock. This was partially offset by a net increase in our debt of $2,108,000. In first nine months 2010, net cash (used for) financing activities was ($6,439,000) as we repurchased 1,000,987 shares of our common stock for $15,178,000 and incurred $5,969,000 in deferred financing fees primarily related to our amendment and extension of our senior secured credit facility, which was partially offset by a net increase in our debt of $14,147,000.
Liquidity
     At various times in 2011, we supplemented and amended our senior secured credit facility to provide us with, among other matters, additional flexibility with respect to the borrowing base, collateral coverage and leverage requirements. As a result, in third quarter 2011 we increased our unused borrowing capacity by over $70,000,000 and extended the maturity of our revolving line of credit by one year, to August 6, 2014.
     At third quarter-end 2011, our senior secured credit facility provides for a $130,000,000 term loan maturing August 6, 2015 and a $200,000,000 revolving line of credit maturing August 6, 2014. The term loan includes a 1 percent prepayment penalty for payments in excess of $25,000,000 prior to February 6, 2012 and no prepayment penalty thereafter. The revolving line of credit may be prepaid at any time without penalty. The revolving line of credit includes a $100,000,000 sublimit for letters of credit, of which $984,000 is outstanding at third quarter-end 2011. Total borrowings under our senior secured credit facility (including the face amount of letters of credit) may not exceed a borrowing base formula. At third quarter-end 2011, we had $176,337,000 in net unused borrowing capacity under our senior secured credit facility. Our unused borrowing capacity during first nine months 2011 ranged from a high of $176,337,000 to a low of $94,872,000. This facility is used primarily to fund our operating cash needs, which fluctuate due to timing of residential real estate sales, undeveloped land sales, mineral lease bonus payments, timber sales, payment of payables and expenses and capital expenditures.
     In third quarter 2011, we borrowed $15,400,000 which is collateralized by a 413 guest room hotel located in Austin, Texas with a carrying value of $21,569,000. This financing replaced debt retired in second quarter 2011.
     Our senior secured credit facility and other debt agreements contain financial covenants customary for such agreements including minimum levels of interest coverage and limitations on leverage. At third quarter-end 2011, we were in compliance with the financial covenants of these agreements.
     The following table details our compliance with the financial covenants calculated as provided in the senior secured credit facility:

		Third
		Quarter-End
Financial Covenant	Requirement	2011
Interest Coverage Ratio (a)	≥ 1.05:1.0	6.59:1.0
Revenues/Capital Expenditures Ratio (b)	≥ 1.00:1.0	2.20:1.0
Total Leverage Ratio (c)	≤ 40%	23%
Net Worth (d)	> $439 million	$536 million
Collateral Value to Loan Commitment Ratio (e)	≥ 1.50:1.0	1.82 :1.0

(a)	Calculated as EBITDA (earnings before interest, taxes, depreciation and amortization), plus non-cash compensation expense, plus other non-cash expenses, divided by interest expense excluding loan fees. This covenant is applied at the end of each quarter on a rolling four quarter basis.

(b)	Calculated as total gross revenues, plus our pro rata share of the operating revenues from unconsolidated ventures, divided by capital expenditures. Capital expenditures are defined as consolidated development and acquisition expenditures plus our pro rata share of unconsolidated ventures’ development and acquisition expenditures. This covenant is applied at the end of each quarter on a rolling four quarter basis.

(c)	Calculated as total funded debt divided by adjusted asset value. Total funded debt includes indebtedness for borrowed funds, secured liabilities and reimbursement obligations with respect to letters of credit or similar instruments. Adjusted asset value is defined as the sum of unrestricted cash and cash equivalents, timberlands, high value timberlands, raw entitled lands, entitled land under development, minerals business, other real estate owned at book value without regard to any indebtedness and our pro rata share of joint ventures’ book value without regard to any indebtedness. This covenant is applied at the end of each quarter.

(d)	Calculated as the amount by which consolidated total assets exceeds consolidated total liabilities. At third quarter-end 2011, the requirement is $439,000,000, computed as: $411,000,000, plus 85 percent of the aggregate net proceeds received by us from any equity offering, plus 75 percent of all positive net income, on a cumulative basis. This covenant is applied at the end of each quarter.

(e)	Calculated as the total collateral value of timberland, high value timberland and our minerals business, divided by total aggregate loan commitment. This covenant is applied at the end of each quarter.
     To make additional investments, acquisitions, or distributions, we must maintain available liquidity of equal to the lesser of $35,000,000 or 10% of the aggregate commitments in place. At third quarter-end 2011, the minimum liquidity requirement was $33,000,000, resulting in $203,852,000 in available liquidity based on the unused borrowing capacity under our senior secured credit facility plus unrestricted cash and cash equivalents. The failure to maintain such minimum liquidity does not constitute a default or event of default of our senior secured credit facility.
Contractual Obligations and Off-Balance Sheet Arrangements
     In second quarter 2011, we began construction on a 289 unit multifamily project in Austin, Texas in which the estimated cost at completion, including land, is approximately $30,536,000. At third quarter-end 2011, our investment in this project is $9,394,000 and the estimated cost to complete construction is $21,142,000.
     At third quarter-end 2011, we participate in three partnerships that have total assets of $51,301,000 and total liabilities of $83,575,000, which includes $67,557,000 of borrowings classified as current maturities. These partnerships are managed by third parties who intend to extend or refinance these borrowings; however, there is no assurance that this can be done. Although these borrowings are guaranteed by third parties, we may under certain circumstances elect or be required to provide additional equity to these partnerships. We do not believe that the ultimate resolution of these matters will have a significant effect on our earnings or financial position. Our investment in these partnerships is $2,362,000 at third quarter-end 2011. These three partnerships are variable interest entities.
Cibolo Canyons — San Antonio, Texas
     Cibolo Canyons consists of the JW Marriott ® San Antonio Hill Country Resort & Spa development owned by third parties and a mixed-use development we own. We have $86,637,000 invested in Cibolo Canyons at third quarter-end 2011.
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
     In third quarter 2011, we received $480,000 from the SID. Since inception, we have received $3,083,000 in reimbursements and have accounted for this as a reduction of our investment. At third quarter-end 2011, we have $39,918,000 invested in the resort development.
Mixed-Use Development
     The mixed-use development we own consists of 2,100 acres planned to include approximately 1,420 residential lots and 220 commercial acres designated for multifamily and retail uses, of which 694 lots and 68 commercial acres have been sold through third quarter-end 2011.
     In 2007, we entered into an agreement with the SID providing for reimbursement of certain infrastructure costs related to the mixed-use development. Reimbursements are subject to review and approval by the SID and unreimbursed amounts accrue interest at 9.75 percent. The SID’s funding for reimbursements is principally derived from its ad valorem tax collections and bond proceeds collateralized by ad valorem taxes, less debt service on these bonds and annual administrative and public service expenses. Through third quarter-end 2011, we have submitted and received approval for reimbursement of approximately $57,322,000 of infrastructure costs and have received reimbursements totaling $20,770,000. At third quarter-end 2011, we have $36,552,000 in approved and pending reimbursements, excluding interest.
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
     At third quarter-end 2011, we have $46,719,000 invested in the mixed-use development.
Critical Accounting Policies and Estimates
     There have been no significant changes in our critical accounting policies or estimates from those disclosed in our 2010 Annual Report on Form 10-K.
Recent Accounting Standards
     Please read Note 2 to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

Statistical and Other Data
     A summary of our real estate projects in the entitlement process (a) at third quarter-end 2011 follows:

			Project
Project	County	Market	Acres(b)
California
Hidden Creek Estates	Los Angeles	Los Angeles	700
Terrace at Hidden Hills	Los Angeles	Los Angeles	30
Georgia
Ball Ground	Cherokee	Atlanta	500
Crossing	Coweta	Atlanta	230
Fincher Road	Cherokee	Atlanta	3,890
Fox Hall	Coweta	Atlanta	960
Garland Mountain	Cherokee/Bartow	Atlanta	350
Home Place	Coweta	Atlanta	1,510
Martin’s Bridge	Banks	Atlanta	970
Mill Creek	Coweta	Atlanta	770
Serenity	Carroll	Atlanta	440
Waleska	Cherokee	Atlanta	100
Wolf Creek	Carroll/Douglas	Atlanta	12,230
Yellow Creek	Cherokee	Atlanta	1,060
Texas
Lake Houston	Harris/Liberty	Houston	3,700
San Jacinto	Montgomery	Houston	150

Total			27,590

(a)	A project is deemed to be in the entitlement process when customary steps necessary for the preparation of an application for governmental land-use approvals, like conducting pre-application meetings or similar discussions with governmental officials, have commenced, or an application has been filed. Projects listed may have significant steps remaining, and there is no assurance that entitlements ultimately will be received.

(b)	Project acres, which are the total for the project regardless of our ownership interest, are approximate. The actual number of acres entitled may vary.

     A summary of activity within our projects in the development process, which includes entitled (a), developed and under development real estate projects, at third quarter-end 2011 follows:

					Residential Lots(c)		Commercial Acres(d)
					Lots Sold		Acres Sold
			Interest		Since	Lots	Since	Acres
Project	County	Market	Owned(b)		Inception	Remaining	Inception	Remaining
Projects we own
California
San Joaquin River	Contra Costa/ Sacramento	Oakland	100%		—	—	—	288
Colorado
Buffalo Highlands	Weld	Denver	100%		—	164	—	—
Johnstown Farms	Weld	Denver	100%		115	497	2	7
Pinery West	Douglas	Denver	100%		—	—	—	115
Stonebraker	Weld	Denver	100%		—	603	—	13
Texas
Arrowhead Ranch	Hays	Austin	100%		—	259	—	6
Barrington Kingwood	Harris	Houston	100%		—	180	—	—
Caruth Lakes	Rockwall	Dallas/Fort Worth	100%		362	287	—	—
Cibolo Canyons	Bexar	San Antonio	100%		694	721	68	153
Harbor Lakes	Hood	Dallas/Fort Worth	100%		202	247	2	12
Hunter’s Crossing	Bastrop	Austin	100%		378	112	38	71
La Conterra	Williamson	Austin	100%		78	422	—	58
Maxwell Creek	Collin	Dallas/Fort Worth	100%		719	280	10	—
Oak Creek Estates	Comal	San Antonio	100%		90	557	13	—
The Colony	Bastrop	Austin	100%		418	729	22	31
The Gables at North Hill	Collin	Dallas/Fort Worth	100%		203	—	—	—
The Preserve at Pecan Creek	Denton	Dallas/Fort Worth	100%		329	465	—	7
The Ridge at Ribelin Ranch	Travis	Austin	100%		—	—	195	—
Westside at Buttercup Creek	Williamson	Austin	100%		1,369	145	66	—
Other projects (9)	Various	Various	100%		1,557	16	197	24
Georgia
The Villages at Burt Creek	Dawson	Atlanta	100%		—	1,715	—	57
Towne West	Bartow	Atlanta	100%		—	2,674	—	121
Other projects (13)	Various	Atlanta	100%		—	2,834	—	705
Missouri and Utah
Other projects (2)	Various	Various	100%		466	88	—	—

					6,980	12,995	613	1,668

Projects in entities we consolidate
Texas
City Park	Harris	Houston	75%		1,176	135	50	115
Lantana	Denton	Dallas/Fort Worth	55	% (e)	723	1,537	—	—
Light Farms	Collin	Dallas/Fort Worth	65%		—	2,501	—	—
Stoney Creek	Dallas	Dallas/Fort Worth	90%		110	644	—	—
Timber Creek	Collin	Dallas/Fort Worth	88%		—	614	—	—
Other projects (4)	Various	Various	Various		710	253	26	25

					2,719	5,684	76	140

Total owned and consolidated					9,699	18,679	689	1,808

Projects in ventures that we account for using the equity method
Georgia
Seven Hills	Paulding	Atlanta	50%		641	452	26	113
The Georgian	Paulding	Atlanta	38%		289	1,095	—	—
Other projects (3)	Various	Atlanta	Various		1,710	77	3	—
Texas
Bar C Ranch	Tarrant	Dallas/Fort Worth	50%		269	930	—	—
Entrada	Travis	Austin	50%		—	821	—	3
Fannin Farms West	Tarrant	Dallas/Fort Worth	50%		323	58	—	15
Harper’s Preserve	Montgomery	Houston	50%		42	1,683	—	72
Lantana	Denton	Dallas/Fort Worth	Various (e)		1,438	94	14	44
Long Meadow Farms	Fort Bend	Houston	19%		838	1,245	107	113
Southern Trails	Brazoria	Houston	40%		475	552	—	—
Stonewall Estates	Bexar	San Antonio	25%		280	108	—	—
Summer Creek Ranch	Tarrant	Dallas/Fort Worth	50%		806	468	—	71
Summer Lakes	Fort Bend	Houston	50%		382	748	56	—
Village Park	Collin	Dallas/Fort Worth	50%		368	203	3	2
Waterford Park	Fort Bend	Houston	50%		—	210	—	90
Other projects (2)	Various	Various	Various		298	226	—	15
Florida
Other projects (3)	Various	Tampa	Various		520	325	—	—

Total in ventures					8,679	9,295	209	538

Combined total					18,378	27,974	898	2,346

(a)	A project is deemed entitled when all major discretionary governmental land-use approvals have been received. Some projects may require additional permits and/or non-governmental authorizations for development.

(b)	Interest owned reflects our net equity interest in the project, whether owned directly or indirectly. There are some projects that have multiple ownership structures within them. Accordingly, portions of these projects may appear as owned, consolidated or accounted for using the equity method.

(c)	Lots are for the total project, regardless of our ownership interest. Lots remaining represent vacant developed lots, lots under development and future planned lots and are subject to change based on business plan revisions.

(d)	Commercial acres are for the total project, regardless of our ownership interest, and are net developable acres, which may be fewer than the gross acres available in the project.

(e)	The Lantana project consists of a series of 22 partnerships in which our voting interests range from 25 percent to 55 percent. We account for three of these partnerships using the equity method and we consolidate the remaining partnerships.
     A summary of our significant commercial and income producing properties at third quarter-end 2011 follows:

			Interest
Project	County	Market	Owned(a)	Type	Acres	Description
Broadstone Memorial	Harris	Houston	100%	Multifamily	9	401 unit luxury apartment
Radisson Hotel	Travis	Austin	100%	Hotel	2	413 guest rooms and suites
Palisades West	Travis	Austin	25%	Office	22	375,000 square feet
Las Brisas	Williamson	Austin	59%	Multifamily	30	414 unit luxury apartment
Promesa (b)	Travis	Austin	100%	Multifamily	16	289 unit luxury apartment (construction in progress)

(a)	Interest owned reflects our total interest in the project, whether owned directly or indirectly.

(b)	Formerly marketed as Ridge at Ribelin Ranch.
     A summary of our oil and gas mineral interests (a) at third quarter-end 2011 follows:

			Held By
State	Unleased	Leased(b)	Production(c)	Total(d)
	(Net acres)
Texas	191,000	36,000	25,000	252,000
Louisiana	116,000	23,000	5,000	144,000
Georgia	164,000	—	—	164,000
Alabama	40,000	—	—	40,000
California	1,000	—	—	1,000
Indiana	1,000	—	—	1,000

	513,000	59,000	30,000	602,000

(a)	Includes ventures.

(b)	Includes leases in primary lease term or for which a delay rental payment has been received. In the ordinary course of business, leases covering a significant portion of leased net mineral acres may expire from time to time in a single reporting period.

(c)	Acres being held by production are producing oil or natural gas in paying quantities.

(d)	Texas, Louisiana, California and Indiana net acres are calculated as the gross number of surface acres multiplied by our percentage ownership of the mineral interest. Georgia and Alabama net acres are calculated as the gross number of surface acres multiplied by our estimated percentage ownership of the mineral interest based on county sampling. Excludes 477 net mineral acres located in Colorado including 379 acres leased and 29 acres held by production.

     A summary of our Texas and Louisiana mineral acres (a) by county or parish at third quarter-end 2011 follows:

Texas		Louisiana
County	Net Acres	Parish	Net Acres
Trinity	46,000	Beauregard	79,000
Angelina	42,000	Vernon	39,000
Houston	29,000	Calcasieu	17,000
Anderson	25,000	Allen	7,000
Cherokee	24,000	Rapides	1,000
Sabine	23,000	Other	1,000

Red River	14,000		144,000

Newton	13,000
San Augustine	13,000
Jasper	12,000
Other	11,000

	252,000

(a)	Includes ventures.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
     Our interest rate risk is principally related to our variable-rate debt. Interest rate changes impact earnings due to the resulting increase or decrease in the cost of our variable-rate debt, which is $193,766,000 at third quarter-end 2011 and $191,658,000 at year-end 2010.
     The following table illustrates the estimated effect on our pre-tax income of immediate, parallel, and sustained shifts in interest rates for the next 12 months on our variable-rate debt at third quarter-end 2011, with comparative year-end 2010 information. This estimate assumes that debt reductions from contractual payments will be replaced with short-term, variable-rate debt; however, that may not be the financing alternative we choose.

	Third
	Quarter-End	Year-End
Change in Interest Rates	2011	2010
	(In thousands)
+2%	$(3,307)	$(3,728)
+1%	(1,938)	(1,917)
-1%	1,938	1,917
-2%	3,875	3,833
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
     We have sold 176,000 acres of our timberland in accordance with our near-term strategic initiatives announced in 2009, and we now own directly or through ventures about 143,000 acres of timberland. Sales of our timberland reduce the amount of timber that we have available for harvest.
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

				Maximum
			Total Number	Number of
			of Shares	Shares That
			Purchased as	May Yet be
	Total	Average	Part of Publicly	Purchased
	Number of	Price	Announced	Under the
	Shares	Paid per	Plans or	Plans
Period	Purchased(b)	Share	Programs	or Programs
Month 1 (7/1/2011 — 7/31/2011)	—	$—	—	5,999,013
Month 2 (8/1/2011 — 8/31/2011)	178,511	$12.33	172,435	5,826,578
Month 3 (9/1/2011 — 9/30/2011)	26	$10.91	—	5,826,578

Total	178,537	$12.33	172,435

(a)	On February 11, 2009, we announced that our Board of Directors authorized the repurchase of up to 7,000,000 shares of our common stock. We have purchased 1,173,422 shares under this authorization, which has no expiration date. We have no repurchase plans or programs that expired during the period covered by the table above and no repurchase plans or programs that we intend to terminate prior to expiration or under which we no longer intend to make further purchases.

(b)	Includes shares withheld to pay taxes in connection with vesting of restricted stock awards and exercises of stock options.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. (Removed and Reserved)
Item 5. Other Information
     None.
Item 6. Exhibits
10.1	Purchase and Sale Agreement dated July 6, 2011, by and among Forestar (USA) Real Estate Group Inc., as seller, Plum Creek Timberlands, L.P., as purchaser, and First American Title Insurance Company, as escrow agent, as amended by First Amendment to Purchase and Sale Agreement dated July 29, 2011, by and among Forestar (USA) Real Estate Group Inc., Plum Creek Timberlands, L.P., and First American Title Insurance Company.

10.2	Second Amendment to Amended and Restated Revolving and Term Credit Agreement, dated as of September 30, 2011, by and among the Company, Forestar (USA) Real Estate Group Inc. and its wholly-owned subsidiaries signatory thereto, KeyBank National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on October 3, 2011).

10.3	Exercise of option to extend revolving credit maturity date under Amended and Restated Revolving and Term Credit Agreement, dated September 30, 2011, by Forestar (USA) Real Estate Group Inc.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following materials from Forestar’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORESTAR GROUP INC.
Date: November 3, 2011	By:	/s/ Christopher L. Nines
Christopher L. Nines
Chief Financial Officer

	By:	/s/ Charles D. Jehl
Charles D. Jehl
Chief Accounting Officer