Form 10-K
period 2011-12-31
Forestar Group Inc.
filed 2012-03-07
CIK 1406587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing sales price of the Common Stock on the New York Stock Exchange on June 30, 2011, was approximately $413 million. For purposes of this computation, all officers, directors, and ten percent beneficial owners of the registrant (as indicated in Item 12) are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or ten percent beneficial owners are, in fact, affiliates of the registrant.

As of March 1, 2012, there were 34,658,901 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the Company’s definitive proxy statement for the 2012 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.	Business.

Overview

Forestar Group Inc. is a real estate and natural resources company. We own directly or through ventures almost 147,000 acres of real estate located in nine states and 12 markets and about 595,000 net acres of mineral interests. We have about 131,000 acres of timber on our 147,000 real estate acres and about 17,000 acres of timber under lease. In 2011, we generated revenues of $136 million and net income of $7 million. Unless the context otherwise requires, references to “we,” “us,” “our” and “Forestar” mean Forestar Group Inc. and its consolidated subsidiaries. Unless otherwise indicated, information is presented as of December 31, 2011, and references to acreage owned include all acres owned by ventures regardless of our ownership interest in a venture.

We manage our operations through three business segments:

•	Real estate,

•	Mineral resources, and

•	Fiber resources.

A summary of business segment assets at year-end 2011 follows:

Our real estate segment provided 78 percent of our 2011 consolidated revenues. We secure entitlements and develop infrastructure, primarily for single-family residential and mixed-use communities. We own about 104,000 acres in a broad area around Atlanta, Georgia, with the balance located primarily in Texas. We invest in projects principally in our strategic growth corridors, regions across the southern half of the United States that possess key demographic and growth characteristics that we believe make them attractive for long-term real estate investment. We develop and own directly or through ventures multifamily communities as income producing properties, primarily in our target markets.

We have 16 real estate projects representing about 28,000 acres in the entitlement process, principally in Georgia. We also have about 75 entitled, developed or under development projects in seven states and 11 markets encompassing over 16,000 remaining acres, comprised of land planned for over 27,000 residential lots and about 2,500 commercial acres, principally in the major markets of Texas. We own and manage projects both directly and through ventures. We sell land at any point within the value chain when additional time required for entitlement or investment in development will not meet our return criteria. In 2011, we sold over 17,000 acres of undeveloped land through our retail land sales program at an average price of about $2,400 per acre. In addition, we sold 112 entitled acres from two residential projects for $3.9 million or $35,000 per acre. These were the final tracts available for sale in these projects and represented approximately 370 undeveloped lots.

Our mineral resources segment provided 18 percent of our 2011 consolidated revenues. We promote the exploitation, exploration and development of oil and natural gas on our 595,000 net mineral acres and may participate in non-operating working interests. The four principal areas of ownership are Texas, Louisiana, Alabama and Georgia. The majority of our revenues are from oil and natural gas royalties from over 530 productive wells operated by third parties in Texas and Louisiana and lease bonus payments. Historically, these operations require low capital investment and are low risk.

Our fiber resources segment provided 4 percent of our 2011 consolidated revenues. We sell wood fiber from our land, primarily in Georgia, and lease land for recreational uses. We have about 131,000 acres of timber we own directly or through ventures and about 17,000 acres of timber under lease.

Our real estate origins date back to the 1955 incorporation of Lumbermen’s Investment Corporation, which in 2006 changed its name to Forestar (USA) Real Estate Group Inc. We have a decades-long legacy of residential and commercial real estate development operations, primarily in Texas. Our mineral resources origins date back to the mid-1940s when we started leasing our oil and natural gas mineral interests to third-party exploration and production companies. In 2007, Temple-Inland distributed all of the issued and outstanding shares of our common stock to its stockholders, which we will refer to as the “spin-off”.

Our results of operations, including information regarding our business segments are discussed in Item 7, Management’s Discussion and Analysis and in Item 8, Financial Statements and Supplementary Data.

Leveraging over 300 years of real estate, oil and natural gas, and other natural resources experience, we believe our management team brings extensive knowledge and expertise which better positions us to recognize and responsibly deliver the greatest value from every acre.

Strategy

Our strategy is:

•	Recognizing and responsibly delivering the greatest value from every acre; and

•	Growing our business through strategic and disciplined investments.

We are focused on delivering the greatest real estate value from every acre through the entitlement and development of strategically-located residential and mixed-use communities. We secure entitlements by delivering thoughtful plans and balanced solutions that meet the needs of the communities where we operate. Moving land through the entitlement and development process creates significant real estate value. Residential development activities target lot sales to national and regional home builders who build quality products and have strong and effective marketing and sales programs. The lots we deliver in the majority of our communities are for mid-priced homes, predominantly in the first and second move-up categories. We also actively market and sell undeveloped land through our retail sales program. We may develop multifamily commercial tracts ourselves or for other commercial tracts we may either sell to or venture with developers that specialize in the construction and operation of income producing properties.

We seek to maximize value from our oil and natural gas mineral interests through promoting leasing, exploration and production activity by increasing the acreage leased, lease rates, royalty interests, negotiating additional interests in production and by entering into seismic exploration agreements and joint ventures. In addition, we may elect to participate in working interests in high quality, lower risk conventional and horizontal oil and natural gas prospects. We realize value from our undeveloped land by selling fiber and by managing it for future real estate development and conservation uses. We also generate cash flow and create additional value through recreational leases.

We are committed to disciplined investment in our business. Approximately 68 of our real estate projects were acquired in the open market, with the remainder coming from entitlement efforts associated with our low basis lands principally located in and around Atlanta, Georgia.

Our portfolio of assets in combination with our strategy, management expertise, stewardship and reinvestment in our business, position Forestar to maximize and grow long-term value for shareholders.

2009 Strategic Initiatives

In 2009, we announced strategic initiatives to enhance shareholder value by: generating significant cash flow, principally from the sale of about 175,000 acres of higher and better use timberland; reducing debt by approximately $150 million; and repurchasing up to 20 percent of our common stock.

In 2011, we sold 57,000 acres of timberland in Georgia, Alabama, and Texas for about $87 million in two transactions which generated combined gains of about $62 million. We used the proceeds to principally reduce debt, pay taxes and reinvest in our business. In addition, in 2011, we repurchased about one million shares of our common stock for $13 million, which are classified as treasury stock.

We have completed our strategic initiatives related to the sale of higher and better use timberland and reduction of debt. Since announcing these initiatives, we have sold 176,000 acres of timberland in Georgia, Alabama and Texas for $284 million in 11 transactions. We used the proceeds principally to reduce debt, pay taxes and reinvest in our business. At year-end 2011, our total debt was reduced by about $154 million since first quarter-end 2009, excluding $27 million in non-recourse borrowings secured by a 401 unit multifamily property we acquired in fourth quarter 2010. In addition, we have repurchased almost two million shares of our common stock for approximately $28 million since announcing these initiatives. As a result, we have about five million shares remaining under our existing share repurchase authorization, which was approved by our Board of Directors in February 2009.

2012 Strategic Initiatives

In 2012, we announced Triple in FOR, new strategic initiatives designed to further enhance shareholder value by accelerating value realization of our real estate and natural resources, optimizing transparency and disclosure, and raising net asset value through strategic and disciplined investments.

Accelerating value realization of our real estate and natural resources is focused on increasing total residential lots sales, oil and gas production, and total segment earnings.

Optimizing transparency and disclosure represents our efforts to expand reported oil and gas resource potential, to provide additional information related to groundwater interests, and to establish a progress report on corporate responsibility efforts.

Raising our net asset value through strategic and disciplined investments is focused on pursuing growth opportunities which help prove up our asset value and meet return expectations, developing a low-capital, high-return multifamily business, and accelerating investment in lower-risk oil and gas opportunities.

2011 Highlights

In addition to the executed strategic initiatives described above, 2011 highlights include:

Real Estate

•	Sold 1,117 developed residential lots, a 39% increase compared with 2010

•	Over 1,350 lots under option contracts at year-end, up 10% compared to 2010

•	Received $8.7 million from Cibolo Canyons Special Improvement District

•	Sold over 17,100 acres of undeveloped land for $40.5 million through our retail sales program

•	Invested $63 million in assets expected to generate near-term cash flow and earnings

•	Initiated construction of 289-unit multifamily residential community in Austin, Texas

Minerals Resources

•	Oil production up over 32% compared with 2010

•	Year-end 2011 proven reserves of 17.9 Bcfe (billions of cubic feet equivalent), up 26% compared with 2010

•	36 additional oil and natural gas wells completed; 530 total producing wells at year-end

•	Exercised non-operating working interest options in three oil wells in Louisiana – West Gordon Field

•	68,000 net mineral acres put in play through leases, seismic and exploration agreements

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

We have real estate in nine states and 12 markets encompassing about 147,000 acres, including about 104,000 acres located in a broad area around Atlanta, Georgia, with the balance located primarily in Texas. Our development projects are principally located in the major markets of Texas.

Our strategy for creating value in our real estate segment is to move acres up the value chain by moving land located in growth corridors but not yet entitled, through the entitlement process, and into development. The chart below depicts our real estate value chain:

We have almost 103,000 undeveloped acres located in the path of population growth. As markets grow and mature, we intend to secure the necessary entitlements, the timing for which varies depending upon the size, location, use and complexity of a project. We have almost 28,000 acres in the entitlement process, which includes obtaining zoning and access to water, sewer and roads. Additional entitlements, such as flexible land use provisions, annexation, and the creation of local financing districts generate additional value for our business and may provide us the right to reimbursement of major infrastructure costs. We have over 16,000 acres entitled, developed and under development, comprised of land planned for over 27,000 residential lots and about 2,500 commercial acres. We use return criteria, which include return on cost, internal rate of return, and cash multiples, when determining whether to invest initially or make additional investment in a project. When investment in development meets our return criteria, we will initiate the development process with subsequent sale of lots to homebuilders or, for commercial tracts, internal development, sale to or venture with commercial developers. We sell land at any point within the value chain when additional time required for entitlement or investment in development will not meet our return criteria. In 2011, we sold over 17,000 acres of undeveloped land through our retail land sales program at an average price of about $2,400 per acre. In addition, we sold 112 entitled acres from two residential projects for $3.9 million or $35,000 per acre. These were the final tracts available for sale in these projects and represented approximately 370 undeveloped lots.

A summary of our real estate projects in the entitlement process(a) at year-end 2011 follows:

Project	County	Market	Project Acres(b)
California
Hidden Creek Estates	Los Angeles	Los Angeles	700
Terrace at Hidden Hills	Los Angeles	Los Angeles	30
Georgia
Ball Ground	Cherokee	Atlanta	500
Crossing	Coweta	Atlanta	230
Fincher Road	Cherokee	Atlanta	3,890
Fox Hall	Coweta	Atlanta	960
Garland Mountain	Cherokee/Bartow	Atlanta	350
Home Place	Coweta	Atlanta	1,510
Martin’s Bridge	Banks	Atlanta	970
Mill Creek	Coweta	Atlanta	770
Serenity	Carroll	Atlanta	440
Waleska	Cherokee	Atlanta	100
Wolf Creek	Carroll/Douglas	Atlanta	12,230
Yellow Creek	Cherokee	Atlanta	1,060
Texas
Lake Houston	Harris/Liberty	Houston	3,700
San Jacinto	Montgomery	Houston	150

Total			27,590

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

We develop lots for single-family homes and develop multifamily properties on our commercial tracts or other developed sites we may purchase. In addition, we sell commercial tracts that are substantially ready for construction of buildings for retail, office, industrial or other commercial uses. We sell residential lots primarily to national and regional homebuilders and, to a lesser extent, local homebuilders. We have 75 entitled, developed or under development projects in seven states and 11 markets, principally in the major markets of Texas, encompassing over 16,000 remaining acres, comprised of land planned for over 27,000 residential lots and about 2,500 commercial acres. We focus our lot sales on the first and second move-up primary housing categories. First and second move-up segments are homes priced above entry-level products yet below the high-end and custom home segments. We also actively market and sell undeveloped land through our retail sales program.

Commercial tracts are developed internally or sold to or ventured with commercial developers that specialize in the construction and operation of income producing properties, such as apartments, retail centers, or office buildings. We also sell land designated for commercial use to regional and local commercial developers. We have about 2,500 acres of entitled land designated for commercial use.

Cibolo Canyons is a significant mixed-use project in the San Antonio market area. Cibolo Canyons includes 2,100 acres planned to include approximately 1,475 residential lots, of which 697 have been sold as of year-end 2011 at an average price of $66,000 per lot. The residential component is planned to include not only traditional single-family homes but also an active adult section and condominiums. The commercial component is planned to include about 150 acres designated for multifamily and retail uses, of which 68 acres have been sold as of year-end 2011. Located at Cibolo Canyons is the JW Marriott® San Antonio Hill Country Resort & Spa, a 1,002 room destination resort and two PGA Tour® Tournament Players Club® (TPC) golf courses designed by Pete Dye and Greg Norman. The resort hotel began operations in January 2010. We have the right to receive from a legislatively created special improvement district (SID) 9 percent of hotel occupancy revenues and 1.5 percent of other resort sales revenues collected as taxes by the SID through 2034 and to reimbursement of certain infrastructure costs related to the mixed-use development.

A summary of activity within our projects in the development process, which includes entitled(a), developed and under development real estate projects, at year-end 2011 follows:

					Residential Lots(c)		Commercial Acres(d)
Project	County	Market	Interest Owned(b)		Lots Sold Since Inception	Lots Remaining	Acres Sold Since Inception	Acres Remaining
Projects we own
California
San Joaquin River	Contra Costa/Sacramento	Oakland	100%		—	—	—	288
Colorado
Buffalo Highlands	Weld	Denver	100%		—	164	—	—
Johnstown Farms	Weld	Denver	100%		115	497	2	7
Pinery West	Douglas	Denver	100%		—	—	—	111
Stonebraker	Weld	Denver	100%		—	603	—	—
Texas
Arrowhead Ranch	Hays	Austin	100%		—	259	—	6
Barrington Kingwood	Harris	Houston	100%		6	174	—	—
Caruth Lakes	Rockwall	Dallas/Fort Worth	100%		362	—	—	—
Cibolo Canyons	Bexar	San Antonio	100%		697	778	68	82
Harbor Lakes	Hood	Dallas/Fort Worth	100%		202	247	2	19
Hunter’s Crossing	Bastrop	Austin	100%		381	109	38	71
La Conterra	Williamson	Austin	100%		83	417	—	58
Maxwell Creek	Collin	Dallas/Fort Worth	100%		725	274	10	—
Oak Creek Estates	Comal	San Antonio	100%		99	548	13	—
The Colony	Bastrop	Austin	100%		424	724	22	31
The Gables at North Hill	Collin	Dallas/Fort Worth	100%		203	—	—	—
The Preserve at Pecan Creek	Denton	Dallas/Fort Worth	100%		339	455	—	7
The Ridge at Ribelin Ranch	Travis	Austin	100%		—	—	195	—
Westside at Buttercup Creek	Williamson	Austin	100%		1,370	144	66	—
Other projects (9)	Various	Various	100%		2,264	63	207	23
Georgia
The Villages at Burt Creek	Dawson	Atlanta	100%		—	1,715	—	57
Towne West	Bartow	Atlanta	100%		—	2,674	—	121
Other projects (13)	Various	Atlanta	100%		—	2,834	—	705
Missouri and Utah
Other projects (2)	Various	Various	100%		467	87	—	—

					7,737	12,766	623	1,586

Projects in entities we consolidate
Texas
City Park	Harris	Houston	75%		1,185	126	50	115
Lantana	Denton	Dallas/Fort Worth	55	%(e)	769	1,491	—	—
Light Farms	Collin	Dallas/Fort Worth	65%		—	2,501	—	—
Stoney Creek	Dallas	Dallas/Fort Worth	90%		111	643	—	—
Timber Creek	Collin	Dallas/Fort Worth	88%		—	614	—	—
Other projects (4)	Various	Various	Various		6	203	16	148

					2,071	5,578	66	263

Total owned and consolidated					9,808	18,344	689	1,849

Projects in ventures that we account for using the equity method
Georgia
Seven Hills	Paulding	Atlanta	50%		644	443	26	113
The Georgian	Paulding	Atlanta	38%		289	1,052	—	—
Other projects (3)	Various	Atlanta	50%		1,712	75	3	—
Texas
Bar C Ranch	Tarrant	Dallas/Fort Worth	50%		279	920	—	—
Entrada	Travis	Austin	50%		—	821	—	—
Fannin Farms West	Tarrant	Dallas/Fort Worth	50%		323	58	—	12
Harper’s Preserve	Montgomery	Houston	50%		69	1,656	—	72
Lantana	Denton	Dallas/Fort Worth	Various	(e)	1,447	85	16	42
Long Meadow Farms	Fort Bend	Houston	19%		858	937	107	192
Southern Trails	Brazoria	Houston	40%		497	539	—	—
Stonewall Estates	Bexar	San Antonio	25%		280	108	—	—
Summer Creek Ranch	Tarrant	Dallas/Fort Worth	50%		806	468	-	79
Summer Lakes	Fort Bend	Houston	50%		405	725	56	—
Village Park	Collin	Dallas/Fort Worth	50%		446	314	3	2
Waterford Park	Fort Bend	Houston	50%		—	210	—	90
Other projects (2)	Various	Various	Various		225	110	—	15
Florida
Other projects (3)	Various	Tampa	50%		599	246	—	—

Total in ventures					8,879	8,767	211	617

Combined total					18,687	27,111	900	2,466

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

A summary of our significant commercial and income producing properties at year-end 2011 follows:

Project	County	Market	Interest Owned(a)	Type	Acres	Description
Broadstone Memorial	Harris	Houston	100%	Multifamily	9	401 unit luxury apartment
Radisson Hotel	Travis	Austin	100%	Hotel	2	413 guest rooms and suites
Palisades West(b)	Travis	Austin	25%	Office	22	375,000 square feet
Las Brisas	Williamson	Austin	59%	Multifamily	30	414 unit luxury apartment
Promesa(c)	Travis	Austin	100%	Multifamily	16	289 unit luxury apartment (construction in progress)

(a)	Interest owned reflects our net equity interest in the project, whether owned directly or indirectly.

(b)	Our 25% interest in Palisades West LLC was sold on January 20, 2012.

(c)	Formerly marketed as Ridge at Ribelin Ranch.

Our net investment in owned and consolidated real estate by geographic location follows:

State	Entitled, Developed, and Under Development Projects	Undeveloped Land	Income Producing Properties	Total
	(In thousands)
Texas	$332,818	$9,718	$93,738	$436,274
Georgia	15,159	53,984	—	69,143
Colorado	22,516	—	8,527	31,043
California	8,795	14,064	—	22,859
Other	3,738	2,310	—	6,048

Total	$383,026	$80,076	$102,265	$565,367

Over 70% of our net investment in real estate is in the major markets of Texas.

Markets

Current U.S. market conditions in the single-family residential industry continue to be challenging, characterized by high unemployment rates, low consumer confidence, depressed sales volumes and prices, difficult financing environment for purchasers and competition from foreclosure inventory. It is difficult to predict when and at what rate these broader negative conditions will improve, or when the homebuilding industry will experience a sustained recovery. However, declining finished lot inventory and lack of real estate development is increasing demand for our developed lots, principally in the Texas markets. Multifamily market conditions are improving, with many markets experiencing healthy occupancy levels and positive rent growth. This improvement has been driven primarily by limited new construction activity, reduced single-family mortgage credit availability, and the increased propensity to rent among the 18 to 34 year old demographic of the U.S. population.

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

Our ten strategic growth corridors encompass 164,000 square miles, or approximately 4.6 percent of the total land area in the U.S. According to 2010 census data, 91.7 million people, 30 percent of the U.S. total, reside in these corridors. The population density in these growth corridors is over six times the national average and is projected to grow to over 10 times the national average between 2010 and 2040. During that time, the corridors are projected to garner approximately 48 percent of the nation’s population growth and 39 percent of total employment growth. Estimated housing demand from these ten growth corridors from 2010 to 2040 exceeds 23 million new homes.

Forestar Strategic Growth Corridors

Our value creation strategy includes not only entitlement and development on our own lands but also growth through strategic and disciplined investment in acquisitions that meet our investment criteria. We continually monitor the markets in our strategic growth corridors for opportunities to purchase developed lots and land at prices that meet our return criteria.

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

Mineral Resources

We lease our mineral interests to third parties for the exploration and production of oil and natural gas, principally in Texas and Louisiana. When we lease our mineral interests, we may negotiate a lease bonus payment and retain a royalty interest and may take an additional participation in production, including a non-operating working interest. Non-operating working interests refer to well interests in which we pay a share of the costs to drill, complete and operate a well and receive a proportionate share of the production revenues. We are currently not an operator with respect to any of the oil and natural gas activities on our properties.

Our royalty revenues are contractually defined and based on a percentage of production and are received in cash. Our royalty revenues fluctuate based on changes in the market prices for oil and natural gas, the inevitable decline in production in existing wells, and other factors affecting the third-party oil and natural gas exploration and production companies that operate wells on our minerals including the cost of development and production.

Products

We own mineral interests beneath approximately 595,000 net acres located in the United States, principally in Texas, Louisiana, Georgia and Alabama. Our minerals revenue is primarily from oil and natural gas royalty interests, lease bonus payments, delay rentals, non-operating working interests and other related activities. We engage in leasing certain portions of these mineral interests to third parties for the exploration and production of oil and natural gas, and we are increasingly leveraging our mineral interests to participate in wells drilled on or near our mineral acreage.

Our strategy for maximizing value from our mineral interests is to move acres up the minerals value chain by increasing the net acreage leased, the lease bonus amount per acre and the size of retained royalty interests. Additionally, we may participate in non-operating working interests in the drilling, completion and production of oil and natural gas on or nearby our mineral interests. The chart below depicts our minerals value chain.

Of our 595,000 net acres of mineral interests, about 515,000 net acres are available for lease. We have about 80,000 net acres leased for oil and natural gas exploration activities, of which about 32,000 net acres are held by production from over 530 oil and natural gas wells that are operated by others.

Our principal areas of ownership follow:

East Texas and Gulf Coast Basins

We have about 251,000 net mineral acres in East Texas and about 144,000 net mineral acres in Louisiana located within the East Texas and Gulf Coast Basins. These basins contain numerous oil and natural gas producing formations consisting of conventional, unconventional, and tight sand reservoirs. Of these reservoirs, we have mineral interests in and around production trends in the Wilcox, Frio, Cockfield, James Lime, Pettet, Travis Peak, Cotton Valley, Austin Chalk, Haynesville Shale, and Bossier formations.

Fort Worth Basin

We have about 1,000 net mineral acres in the Fort Worth Basin. This basin contains numerous oil and natural gas producing formations consisting of conventional, unconventional, and tight sand reservoirs. Of these reservoirs, we have mineral interests in and around the Barnett Shale.

Alabama & Georgia

We have about 40,000 net mineral acres in Alabama and about 157,000 net mineral acres in Georgia. These areas have historically had very little oil and natural gas exploration activity, although since 2006 there has been activity in the Floyd and Conasauga Shales in and around our mineral interests.

A summary of our mineral acres(a) at year-end 2011 follows:

State	Unleased	Leased (b)	Held By Production (c)	Total (d)
Texas	196,000	29,000	27,000	252,000
Louisiana	120,000	19,000	5,000	144,000
Georgia	157,000	—	—	157,000
Alabama	40,000	—	—	40,000
California	1,000	—	—	1,000
Indiana	1,000	—	—	1,000

	515,000	48,000	32,000	595,000

(a)	Includes ventures.

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

A summary of our Texas and Louisiana mineral acres (a) by county or parish at year-end 2011 follows:

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

Leasing mineral acres for exploration and production creates significant value because we may negotiate a lease bonus payment and retain a royalty interest in all revenues generated by the lessee from oil and natural gas production. The significant terms of these arrangements include granting the exploration company the rights to oil or natural gas it may find and requiring that drilling be commenced within a specified period. In return, we may receive an initial payment (bonus), subsequent payments if drilling has not started within the specified period (delay rentals), and a percentage interest in the value of any oil or natural gas produced (royalties). If no oil or natural gas is produced during the required period, all rights are returned to us. Our capital requirements are minimal and primarily consist of acquisition costs allocated to mineral interests and administrative costs.

Most leases are for a three-year term although a portion or all of a lease may be extended by the lessee as long as actual production is occurring. Financial terms vary based on a number of market factors including the location of the mineral interest, the number of acres subject to the agreement, our mineral interest, proximity to transportation facilities such as pipelines, depth of formations to be drilled and risk. From our retained royalty interests in production sold by third-party exploration and production companies, we received an average net price per barrel of oil of $96.84 in 2011, $73.09 in 2010 and $56.85 in 2009 and per thousand cubic feet of natural gas of $3.95 in 2011, $4.26 in 2010 and $4.10 in 2009.

We have water interests in about 1.6 million acres which includes a 45 percent nonparticipating royalty interest in groundwater produced or withdrawn for commercial purposes or sold from approximately 1.4 million acres in Texas, Louisiana, Georgia and Alabama, and about 17,800 acres of ground water leases in central Texas acquired in 2010. We have not received significant revenues or earnings from these interests.

Proved Developed Reserves

Our net proved developed oil and natural gas reserves as of year-end 2011, 2010 and 2009, all of which are located in the United States, have been estimated by Netherland, Sewell & Associates, Inc. (NSAI) in accordance with the definitions and guidelines of the Securities and Exchange Commission (SEC). This reserve information does not include estimates of reserves and future cash flows associated with proved undeveloped reserves or any potential value related to our over 563,000 undeveloped net mineral acres because, as of year-end 2011, we are solely royalty and non-operating working interest owners and as a result we do not determine whether or when undeveloped reserves will be converted to developed reserves.

Net quantities of proved developed oil and natural gas reserves, principally located in the East Texas, Gulf Coast and Fort Worth Basins, related to our royalty and non-operating working interests follow:

	Net Reserves
	Oil (Barrels)	Natural Gas (Mcf)
	(In thousands)
Consolidated entities:
Year-end 2011	1,064	8,203
Year-end 2010	609	6,659
Year-end 2009	580	6,660
Our share of ventures accounted for using the equity method:
Year-end 2011	—	3,283
Year-end 2010	—	3,871
Year-end 2009	—	2,508
Total consolidated and our share of equity method ventures:
Year-end 2011	1,064	11,486
Year-end 2010	609	10,530
Year-end 2009	580	9,168

We do not have any estimated reserves of synthetic oil, synthetic natural gas or products of other non-renewable natural resources that are intended to be upgraded into synthetic oil and natural gas.

Reserve estimates were based on the economic and operating conditions existing at year-end 2011, 2010 and 2009. For 2011, 2010 and 2009, oil prices are based on a twelve month average price of $92.71, $75.96 and $57.65 per barrel of West Texas Intermediate Crude and natural gas prices are based on a twelve month average price of $4.12, $4.38 and $3.87 per MMBTU per the Henry Hub spot market. All prices were adjusted for quality, transportation fees and regional price differentials. Since the determination and valuation of proved developed reserves is a function of the interpretation of engineering and geologic data and prices for oil and natural gas and the cost to produce these reserves, the reserves presented should be expected to change as future information becomes available. For an estimate of the standardized measure of discounted future net cash flows from proved developed oil and natural gas reserves, please read Note 21 — Supplemental Oil and Gas Disclosures (Unaudited) to our consolidated financial statements included in this Annual Report on Form 10-K.

The process of estimating oil and natural gas reserves is complex, involving decisions and assumptions in evaluating the available geological, geophysical, engineering and economic data. Accordingly, these estimates are imprecise. Actual future production, oil and natural gas prices, revenues, taxes and quantities of recoverable oil and natural gas reserves might vary from those estimated. Any variance could materially affect the estimated quantities and present value of proved developed reserves. In addition, estimates of proved developed reserves may be adjusted to reflect production history, development, prevailing oil and natural gas prices and other factors, many of which are beyond our control.

The primary internal technical person in charge of overseeing our reserves estimates has a Bachelor of Science in Petroleum Engineering and a Masters of Business Administration in Finance and Accounting. He has over 30 years of experience in the exploration and production business as well as experience in natural gas processing, refining and marketing, coal, geothermal, manufactured utilities and electricity generation.

As part of our internal control over financial reporting, we have a process for reviewing well production data and division of interest percentages prior to submitting well level data to NSAI to prepare reserve estimates on our behalf. Prior to inclusion in this Annual Report on Form 10-K, our primary internal technical person and other members of management review the reserve estimates prepared by NSAI, including the underlying assumptions and estimates upon which they are based, for accuracy and reasonableness.

Production

Oil and natural gas produced and average unit prices related to our royalty and non-operating working interests follows:

	For the Year
	2011	2010	2009
Consolidated entities:
Oil production (barrels)	151,900	115,400	107,200
Average price per barrel	$96.84	$73.09	$56.85
Natural gas production (millions of cubic feet)	1,128.6	1,223.6	1,411.6
Average price per thousand cubic feet	$4.01	$4.32	$4.12
Our share of ventures accounted for using the equity method:
Natural gas production (millions of cubic feet)	493.4	572.8	82.1
Average price per thousand cubic feet	$3.81	$4.12	$3.80
Total consolidated and our share of equity method ventures:
Oil production (barrels)	151,900	115,400	107,200
Average price per barrel	$96.84	$73.09	$56.85
Natural gas production (millions of cubic feet)	1,622.0	1,796.4	1,493.7
Average price per thousand cubic feet	$3.95	$4.26	$4.10

At year-end 2011, production lifting costs, which exclude ad valorem and severance taxes, were $1.48 per Mcfe (thousand cubic feet equivalent) related to seven wells in which we have a non-operating working interest. At year-end 2010, production lifting costs were $1.29 per Mcfe related to six wells in which we have a non-operating working interest. At year-end 2009, production lifting costs were $1.14 per Mcfe related to six wells in which we have a non-operating working interest.

Drilling and Other Exploratory and Development Activities; Present Activities

We did not drill any wells in 2011, 2010 or 2009. In 2011, third-party oil and natural gas operators to whom we have leased our minerals drilled eight productive and two dry exploratory wells and 26 productive and no dry development wells within units where we own mineral interests. In 2010, third-party oil and natural gas operators to whom we have leased our minerals drilled seven productive and no dry exploratory wells and 16 productive and no dry development wells within units where we own mineral interests. In 2009, third-party oil and natural gas operators to whom we have leased our minerals drilled six productive and one dry exploratory well and 24 productive and no dry development wells within units where we own mineral interests. At year-end 2011, there were no wells being drilled by third-party oil and natural gas operators on units where we own an interest and there was one exploratory well in some stage of the completion process requiring additional activities prior to generating sales.

In 2011, we conducted exploratory activities related to unproven properties in Georgia and Alabama by acquiring leases and seismic data, and evaluating leasehold and existing mineral acreage for potential exploratory drilling. The leases have terms ranging from one to five years. We did not conduct any exploratory or development activities in 2010 or 2009.

Delivery Commitments

We have no oil or natural gas delivery commitments.

Wells and Acreage

The number of wells operated by third parties to whom we have leased our minerals, as of year-end 2011, 2010 and 2009, follows:

	Wells(a)
	Oil	Natural Gas	Total
Consolidated entities:
Year-end 2011	273	234	507
Year-end 2010	262	209	471
Year-end 2009	262	194	456
Ventures accounted for using the equity method:
Year-end 2011	—	23	23
Year-end 2010	—	23	23
Year-end 2009	—	16	16
Total consolidated and equity method ventures:
Year-end 2011	273	257	530
Year-end 2010	262	232	494
Year-end 2009	262	210	472

(a)

We have royalty interests in all wells at year-end 2011, 2010 and 2009. We also have non-operating working interests in eight of these wells at year-end 2011, and six of these wells at year-end 2010 and 2009. Total net wells from our royalty interests are 47, 43 and 41 at year-end 2011, 2010 and 2009. Net wells from these non-operating working interests are not significant.

We did not have any wells with production of synthetic oil, synthetic natural gas or products of other non-renewable natural resources that are intended to be upgraded into synthetic oil and natural gas as of year-end 2011, 2010 or 2009. We do not have any plugging liabilities as a royalty interest owner, and we believe any liability as a non-operating working interest owner is not significant.

At year-end 2011, our mineral acres held by production includes 32,000 net mineral acres in which we have royalty interests. In addition, we have about 563,000 net undeveloped mineral acres of which 48,000 net acres are leased to third parties for oil and natural gas exploration and development.

Markets

Oil and natural gas revenues are influenced by the prices of these commodities as determined by both regional and global markets. Mineral leasing activity is influenced by the location of our mineral interests relative to existing or projected oil and natural gas reserves and by the proximity of successful production efforts to our mineral interests and by the evolution of new plays.

Competition

In locations where our mineral interests are close to producing wells and proven reserves, we may have multiple parties interested in leasing our minerals. Conversely, where our mineral interests are in or near areas where reserves have not been discovered, we may receive nominal interest in leasing our minerals. When oil and natural gas prices are higher, we are likely to receive greater interest in leasing our minerals close to producing areas because the economics will support more exploration and extraction activities. Portions of our Texas and Louisiana minerals are in close proximity to producing wells and proven reserves. Being a mineral owner may afford us the opportunity to achieve favorable terms from oil and natural gas operators.

Fiber Resources

We sell wood fiber from portions of our land, primarily in Georgia, and lease land for recreational uses.

Products

We have about 131,000 acres of timber we own directly or through ventures and about 17,000 acres of timber under lease. In 2011, we sold at market prices, primarily to Temple-Inland, over 323,000 tons of timber from our lands. We manage our timberland in accordance with the Sustainable Forestry Initiative® program of Sustainable Forestry Initiative, Inc. At year-end 2011, about 131,000 acres of our land, primarily in Georgia, are leased for recreational purposes. Most recreational leases are for a one-year term but may be terminated by us on 30 days’ notice to the lessee. These leases do not inhibit our ability to harvest timber.

Fiber sales volumes and recreational leasing has decreased due to the sale of over 217,000 acres of timberland since year-end 2008.

Information about our principal timber products follows:

	For the Year
	2011	2010	2009
Pulpwood tons sold	266,200	392,900	810,100
Average pulpwood price per ton	$8.69	$9.93	$8.53
Sawtimber tons sold	56,800	144,300	331,300
Average sawtimber price per ton	$16.13	$17.94	$19.82
Total tons sold	323,000	537,200	1,141,400
Average price per ton	$10.00	$12.08	$11.81

Information about our recreational leases follows:

	For the Year
	2011	2010	2009
Average recreational acres leased	174,500	208,100	249,200
Average price per leased acre	$8.80	$8.32	$8.25

Markets

We have an agreement to sell wood fiber to Temple-Inland, recently acquired by International Paper, at market prices, primarily for use at Temple-Inland’s Rome, Georgia mill complex. The agreement expires in 2013 although the purchase and sale commitments are established annually based on our annual harvest plan. Base prices are determined by independent sources and are indexed to third-party sources. Payment for timber is advanced to us by Temple-Inland on a quarterly basis. It is likely that International Paper will continue to be our largest wood fiber customer. We also sell wood fiber to other parties at market prices.

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

Employees

We have 101 employees. None of our employees participate in collective bargaining arrangements. We believe we have a good relationship with our employees.

Environmental Regulations

Our operations are subject to federal, state and local laws, regulations and ordinances relating to protection of public health and the environment. Changes to laws and regulations may adversely affect our ability to harvest and sell timber, develop minerals, remediate contaminated properties or develop real estate. These laws and regulations may relate to, among other things, the protection of timberlands, endangered species, timber harvesting practices, protection and restoration of natural resources, air and water quality, and remedial standards for contaminated property and groundwater. Additionally, these laws may impose liability on property owners or operators for the costs of removal or remediation of hazardous or toxic substances on real property, without regard to whether the owner or operator knew, or was responsible for, the presence of the hazardous or toxic substances. The presence of, or the failure to properly remediate, such substances may adversely affect the value of a property, as well as our ability to sell the property or to borrow funds using that property as collateral or the ability to produce oil and natural gas from that property. Environmental claims generally would not be covered by our insurance programs.

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

We own approximately 288 acres in several parcels in or near Antioch, California, portions of which were sites of a Temple-Inland paper manufacturing operation that are in remediation. The remediation is being conducted voluntarily with oversight by the California Department of Toxic Substances Control, or DTSC. The DTSC has issued Certificates of Completion for approximately 208 acres (180 acres in 2005 and 28 acres in 2011). We estimate the remaining cost to complete remediation activities is about $2.5 million as of year-end 2011.

Oil and natural gas operations are subject to numerous federal, state and local laws and regulations controlling the generation, use, storage and discharge of materials into the environment or otherwise relating to the protection of the environment. We participate in wells as a royalty interest owner, and also as a non-operating working interest owner in eight wells. We are not an operator of any of the oil and natural gas activities on our properties. Well operators are responsible for compliance with oil and natural gas laws and regulations, which include requiring the operator of oil and natural gas properties to possess permits for the drilling and development of wells, post bonds in connection with various types of activities, and file reports concerning operations.

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

•	beneficial ownership reports filed by officers, directors, and principal security holders under Section 16(a) of the Securities Exchange Act of 1934, as amended (or the “Exchange Act”); and

•	corporate governance information that includes our:

•	corporate governance guidelines,

•	audit committee charter

•	management development and executive compensation committee charter,

•	nominating and governance committee charter,

•	standards of business conduct and ethics,

•	code of ethics for senior financial officers, and

•	information on how to communicate directly with our board of directors.

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

Executive Officers

The names, ages and titles of our executive officers are:

Name	Age	Position
James M. DeCosmo	53	President and Chief Executive Officer
Christopher L. Nines	40	Chief Financial Officer
Craig A. Knight	64	Chief Real Estate Investment Officer
Bruce F. Dickson	58	Chief Real Estate Officer
Flavious J. Smith, Jr.	53	Executive Vice President
Phillip J. Weber	51	Executive Vice President
Charles T. Etheredge, Jr.	48	Executive Vice President
David M. Grimm	51	Chief Administrative Officer, General Counsel and Secretary
Charles D. Jehl	43	Chief Accounting Officer

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

Craig A. Knight has served as our Chief Real Estate Investment Officer since March 2011. From 2006 to 2011, he served as our Chief Real Estate Officer. From 1994 to 2006, he served as President of Lumbermen’s Investment Corporation, which changed its name in 2006 to Forestar (USA) Real Estate Group Inc. Mr. Knight was a principal in the real estate development firm of Heath and Knight Properties from 1991 to 1994 and was a partner with Centre Development from 1978 to 1994.

Bruce F. Dickson has served as our Chief Real Estate Officer since March 2011. He was the owner of Fairchild Investments LLC, from 2009 to March 2011. He served as Southeast Regional President for Standard Pacific Homes from 2004 to 2009 and as Austin Division President from 2002 to 2004. From 1991-2001, he held region or division president positions with D.R. Horton, Inc., Milburn Homes and Continental Homes. His prior experience includes investment banking and financial services.

Flavious J. Smith, Jr. has served as our Executive Vice President since 2008. He served as Division Land Manager for EOG Resources, Inc. from 2005 to 2008. He owned and operated Flavious Smith Petroleum Properties, an independent oil and natural gas operator, from 1989 to 2005, and previously held various leadership positions with several oil and gas and energy-related companies.

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

The operating results of our business segments reflect the general cyclical pattern of each segment. While the cycles of each industry do not necessarily coincide, demand and prices in each may drop substantially in an economic downturn. Real estate development of residential lots is further influenced by new home construction activity. Mineral resources may be further influenced by national and international commodity prices, principally for oil and natural gas. Cyclical downturns may materially and adversely affect our business, liquidity, financial condition and results of operations.

We may be unable to achieve some or all of our Triple in FOR strategic initiatives.

In 2012, we announced Triple in FOR, new strategic initiatives designed to further enhance shareholder value by accelerating value realization of our real estate and natural resources, optimizing transparency and disclosure, and raising net asset value through strategic and disciplined investments. Our initiatives include: increasing total residential lot sales; increasing oil and gas production; increasing total segment earnings; expanding reported oil and gas resource potential; providing additional information regarding groundwater interests; establishing a progress report on corporate responsibility; pursing growth opportunities which help prove up our asset value and meeting return expectations; developing a low-capital, high-return multifamily business; and accelerating investment in lower-risk oil and gas opportunities.

All of these activities and initiatives have inherent risks and there remain significant challenges and uncertainties, including economic and general business conditions, that could limit our ability to achieve anticipated benefits associated with announced strategic initiatives and affect our financial results. We may not achieve any or all of these goals and are unable to predict whether these initiatives will produce significant revenues, profits or increases in net asset value.

The real estate and mineral resource industries are highly competitive and a number of entities with which we compete are larger and have greater resources, and competitive conditions may adversely affect our results of operations.

The real estate and mineral resource industries in which we operate are highly competitive and are affected to varying degrees by supply and demand factors and economic conditions, including changes in interest rates, new housing starts, home repair and remodeling activities, credit availability, consumer confidence, unemployment, housing affordability and federal energy policies.

The competitive conditions in the real estate industry may result in difficulties acquiring suitable land at acceptable prices, lower sales volumes and prices, increased development costs and delays in construction. We compete with numerous regional and local developers for the acquisition, entitlement, and development of land suitable for development. We also compete with some of our national and regional home builder customers who develop real estate for their own use in homebuilding operations, many of which are larger and have greater resources, including greater marketing and technology budgets. Any improvement in the cost structure or service of our competitors will increase the competition we face.

Our business, financial condition and results of operations may be negatively affected by any of these factors.

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

We must comply with various covenants contained in our senior secured credit facility, and any other future debt arrangements. Significant reductions in cash flow from slowing real estate, mineral resources or fiber resources market conditions could require us to increase borrowing levels under our revolving loans under our senior secured credit facility and lead to higher levels of indebtedness, limiting our financial and operating flexibility, and ultimately limiting our ability to comply with our debt covenants. Realization of any of these factors could adversely affect our financial condition and results of operations.

Restrictive covenants under our senior secured credit facility may limit the manner in which we operate.

Our senior secured credit facility contains various covenants and conditions that limit our ability to, among other things:

•	incur or guarantee additional debt;

•	pay dividends or make distributions to our stockholders;

•	repurchase or redeem capital stock or subordinated indebtedness;

•	make loans, investments or acquisitions;

•	incur restrictions on the ability of certain of our subsidiaries to pay dividends or to make other payments to us;

•	enter into transactions with affiliates;

•	create liens;

•	merge or consolidate with other companies or transfer all or substantially all of our assets; and

•	transfer or sell assets, including capital stock of subsidiaries.

As a result of these covenants, we are limited in the manner in which we conduct our business and we may be unable to engage in favorable business activities or finance future operations or capital needs.

Debt within some of our ventures may not be renewed or may be difficult or more expensive to replace.

Some of our ventures have their own debt. Many lenders have substantially curtailed or ceased making real estate acquisition and development loans. When debt within our ventures matures, some of our ventures may be unable to renew existing loans or secure replacement financing, or replacement financing may be more expensive. If our ventures are unable to renew existing loans or secure replacement financing, we may be required to contribute additional equity to our ventures which could increase our risk or increase our borrowings under our senior secured credit facility, or both. If our ventures secure replacement financing that is more expensive, our profits may be reduced.

Current global financial conditions have been characterized by increased volatility which could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

Current global financial conditions and recent market events have been characterized by increased volatility and the resulting tightening of the credit and capital markets has reduced the amount of available liquidity and overall economic activity. We cannot assure you that debt or equity financing, the ability to borrow funds or cash generated by operations will be available or sufficient to meet or satisfy our initiatives, objectives or requirements. Our inability to access sufficient amounts of capital on terms acceptable to us for our operations could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

Our business may suffer if we lose key personnel.

We depend to a large extent on the services of certain key management personnel. These individuals have extensive experience and expertise in our business segments in which they work. The loss of any of these individuals could have a material adverse effect on our operations. We do not maintain key-man life insurance with respect to any of our employees. Our success will be dependent on our ability to continue to employ and retain skilled personnel in each of our business segments.

If the spin-off of Forestar Group from Temple-Inland is determined to be taxable for U.S. federal income tax purposes, we could incur significant U.S. federal income tax liabilities.

Temple-Inland has received a private letter ruling from the Internal Revenue Service, or IRS, that the spin-off of Forestar Group from Temple-Inland in 2007 qualifies for tax-free treatment under applicable sections of the Internal Revenue Code of 1986. In addition, Temple-Inland has received an opinion from tax counsel that the spin-off so qualifies. The IRS ruling and the opinion rely on certain representations, assumptions, and undertakings, including those relating to the past and future conduct of our business, and neither the IRS ruling nor the opinion would be valid if such representations, assumptions, and undertakings were incorrect. Notwithstanding the IRS private letter ruling and opinion, the IRS could determine that the spin-off should be treated as a taxable transaction if it determines that any of the representations, assumptions, or undertakings that were included in the request for the private letter ruling are false or have been violated or if it disagrees with the conclusions in the opinion that are not covered by the IRS ruling. If the spin-off fails to qualify for tax-free treatment, under a tax matters agreement between Temple-Inland and us, we may be required to indemnify Temple-Inland against any tax resulting from the distribution to the extent that such tax resulted from any of our representations or undertakings being incorrect or violated. If we are required to indemnify Temple-Inland or such other persons under the circumstances set forth in the tax matters agreement, we may be subject to substantial liabilities.

Risks Related to our Real Estate Operations

A continued decrease in demand for new housing or commercial tracts in the markets where we operate could decrease our profitability.

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

Furthermore, the market value of undeveloped land and lots held by us, including commercial tracts, can fluctuate significantly as a result of changing economic and real estate market conditions. If there are significant adverse changes in economic or real estate market conditions, we may have to hold land in inventory longer than planned. Inventory carrying costs can be significant and can result in losses or lower returns and adversely affect our liquidity.

Development of real estate entails a lengthy, uncertain, and costly entitlement process.

Approval to develop real property entails an extensive entitlement process involving multiple and overlapping regulatory jurisdictions and often requiring discretionary action by local governments. This process is often political, uncertain and may require significant exactions in order to secure approvals. Real estate projects must generally comply with local land development regulations and may need to comply with state and federal regulations. The process to comply with these regulations is usually lengthy and costly, may not result in the approvals we seek, and can be expected to materially affect our real estate development activities, which may adversely affect our business, liquidity, financial condition and results of operations.

Our real estate development operations are currently concentrated in the major markets of Texas, and a significant portion of our undeveloped land holdings are concentrated in Georgia. As a result, our financial results are dependent on the economic growth and strength of those areas.

The economic growth and strength of Texas, where the majority of our real estate development activity is located, are important factors in sustaining demand for our real estate development activities. Further, the future economic growth and real estate development opportunities in broad area around Atlanta, Georgia may be adversely affected if its infrastructure, such as roads, utilities, and schools, are not improved to meet increased demand. There can be no assurance that these improvements will occur. As a result, any adverse impact to the economic growth and health, or infrastructure development, of those areas could materially adversely affect our business, liquidity, financial condition and results of operations.

Our real estate development operations are highly dependent upon national, regional and local homebuilders.

We are highly dependent upon our relationships with national, regional, and local homebuilders to purchase lots in our residential developments. If homebuilders do not view our developments as desirable locations for homebuilding operations, our business, liquidity, financial condition and results of operations will be adversely affected.

In addition, we enter into contracts to sell lots to builders. A builder could decide to delay purchases of lots in one of our developments due to adverse real estate conditions wholly unrelated to our areas of operations, such as the corporate decisions regarding allocation of limited capital or human resources. Further, home mortgage credit standards have tightened substantially and many markets have excess housing inventory so fewer new houses are being constructed and sold. As a result, some builders are experiencing liquidity shortfalls and may be unwilling or unable to close on previously committed lot purchases and, upon the occurrence of any such event, we cannot assure you that we would be able to recover any damages from such builders. As a result, we may sell fewer lots and may have lower sales revenues, which could have an adverse effect on our business, liquidity, financial condition and results of operations.

Our strategic partners may have interests that differ from ours and may take actions that adversely affect us.

We enter into strategic alliances or venture relationships as part of our overall strategy for particular developments or regions. While these partners may bring development experience, industry expertise, financing capabilities, and local credibility or other competitive attributes, they may also have economic or business interests or goals that are inconsistent with ours or that are influenced by factors unrelated to our business. We may also be subject to adverse business consequences if the market reputation or financial condition of a partner deteriorates.

A formal agreement with a partner may also involve special risks, such as: we may not have voting control over the venture; the venture partner may take actions contrary to our instructions or requests, or contrary to our policies or objectives with respect to the real estate investments; the venture partner could experience financial difficulties and actions by a venture partner may subject property owned by the venture to liabilities greater than those contemplated by the venture agreement or have other adverse consequences.

As a result, actions by a partner may have the result of subjecting venture property to liabilities in excess of those contemplated by the terms of the applicable agreement or have other adverse consequences. Accordingly, we cannot assure you that any such arrangements will achieve the results anticipated or otherwise prove successful.

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

Delays or failures by governmental authorities to take expected actions could reduce our returns or cause us to incur losses on certain real estate development projects.

We rely on governmental utility and special improvement districts to issue bonds as a revenue source for the districts to reimburse us for qualified expenses, such as road and utility infrastructure costs. Bonds must be supported by districts tax revenues, usually from ad valorem taxes. Slowing new home sales, decreasing real estate prices or difficult credit markets for bond sales can reduce or delay district bond sale revenues, causing such districts to delay reimbursement of our qualified expenses. Failure to receive timely reimbursement for qualified expenses could adversely affect our cash flows and reduce our returns or cause us to incur losses on certain real estate development projects.

We are unable to control the approval or timing of reimbursements or other payments from the special improvement district (“SID”) in which our Cibolo Canyons project is located. Delays or failure by the SID to approve infrastructure costs for reimbursement or to issue bonds, or lower than expected revenues generated from taxes, could negatively impact the timing of our future cash flows.

The SID in which our Cibolo Canyons project is located is an independent governmental entity not affiliated with us. The SID has an elected governing board comprised of members living within the district, none of whom are affiliated with us. Reimbursement of our infrastructure costs, and timing of payment, is subject to approval and determination by the SID. The SID is also obligated to pay to us certain amounts generated from hotel occupancy revenues and other resort sales revenues collected as taxes by the SID within the district. The amount of revenues collected by the SID will be impacted by hotel occupancy and resort sales, each of which could be lower than projected. If the revenues collected by the SID are lower than expected, then the amount of our future cash flows from the SID could be adversely affected. The amount and timing of receipts form the SID will be impacted by decisions made by the SID in regard to whether and when to issue bonds that would generate funds to support payments to us. Decisions by the SID to delay approval of reimbursements or issuance of bonds could negatively impact the timing of our future cash flows.

Unfavorable changes in apartment markets and economic conditions could adversely affect multifamily occupancy levels and rental rates.

Market and economic conditions may significantly affect multifamily occupancy levels and rental rates and therefore profitability. In general, factors that may adversely affect market and economic conditions include the following:

•	the economic climate, which may be adversely impacted by a reduction in jobs, industry slowdowns and other factors;

•	local conditions, such as oversupply of, or reduced demand for, apartment homes;

•	declines in household formation;

•	favorable residential mortgage rates;

•	rent control or stabilization laws, or other laws regulating rental housing, which could prevent us from raising rents to offset increases in operating costs; and

•	competition from other available apartments and other housing alternatives and changes in market rental rates.

Any of these factors would adversely affect our ability to achieve desired operating results from our multifamily communities.

Development and construction risks could impact our profitability.

We may develop and construct multifamily communities through wholly-owned projects or through ventures with unaffiliated parties. Our development and construction activities may be exposed to the following risks:

•

we may incur construction costs for a property that exceed original estimates due to increased materials, labor or other costs or unforeseen environmental conditions, which could make completion of the property uneconomical, and we may not be able to increase rents to compensate for the increase in construction costs;

•	we may be unable to complete construction and lease-up of a community on schedule and meet financial goals for development projects; and

•

because occupancy rates and rents at a newly developed community may fluctuate depending on a number of factors, including market and economic conditions, we may be unable to meet our profitability goals for that community.

Possible difficulty of selling multifamily communities could limit our operational and financial flexibility.

Purchasers may not be willing to pay acceptable prices for multifamily communities that we wish to sell. Furthermore, general uncertainty in the real estate markets has resulted in conditions where pricing of certain real estate assets may be difficult due to uncertainty with respect to capitalization rates and valuations, among other things. Also, if we are unable to sell multifamily communities or if we can only sell multifamily communities at prices lower than are generally acceptable, then we may have to take on additional leverage in order to provide adequate capital to execute our business strategy.

Increased competition and increased affordability of residential homes could limit our ability to retain residents, lease apartment homes or increase or maintain rents.

Our multifamily communities compete with numerous housing alternatives in attracting residents, including other multifamily communities and single-family rental homes, as well as owner occupied single and multifamily homes. Competitive housing in a particular area and the increasing affordability of owner occupied single and multifamily homes caused by declining housing prices, mortgage interest rates and government programs to promote home ownership could adversely affect our ability to retain residents, lease apartment homes and increase or maintain rents.

Acquired multifamily development sites and communities may not achieve anticipated results.

We may selectively acquire multifamily communities that meet our investment criteria. Our acquisition activities and their success may be exposed to the following risks:

•	an acquired community may fail to achieve expected occupancy and rental rates and may fail to perform as expected;

•	we may not be able to successfully integrate acquired properties and operations;

•	our estimates of the costs of repositioning or redeveloping the acquired property may prove inaccurate, causing us to fail to meet profitability goals; and

•	we may be unable to obtain third party co-investment for development of communities.

Failure to succeed in new markets may limit our growth.

We may from time to time commence development activity or make acquisitions outside of our existing market areas if appropriate opportunities arise. Our historical experience in existing markets does not ensure that we will be able to operate successfully in new markets. We may be exposed to a variety of risks if we choose to enter new markets, including, among others:

•	an inability to evaluate accurately local apartment or housing market conditions and local economies;

•	an inability to obtain land for development or to identify appropriate acquisition opportunities;

•	an inability to hire and retain key personnel; and

•	lack of familiarity with local governmental and permitting procedures.

Risks Related to our Mineral Resources Operations

We have limited control over the activities on properties we do not operate and are unable to ensure their proper operation and profitability.

The properties in which we have an interest are currently operated by other companies and involve third-party working interest owners. As a result, we have limited ability to influence or control the operation or future development of such properties, including compliance with environmental, safety and other regulations, or the amount of capital expenditures that we will be required to fund with respect to such properties other than drilling requirements in the lease. Moreover, we are dependent on the other working interest owners of such projects to fund their contractual share of the capital expenditures of such projects. These limitations and our dependence on the operator and other working interest owners for these projects could cause us to incur unexpected future costs and materially and adversely affect our business, liquidity, financial condition and results of operations.

In addition, operators determine when and where to drill wells and we have no influence over these decisions. The success and timing of the drilling and development activities on our properties therefore depends upon a number of factors currently outside of our control, including the operator’s timing and amount of capital expenditures, expertise and financial resources, inclusion of other participants in drilling wells and use of technology, and the operators of our properties may not have the same financial and other resources as other oil and natural gas companies with whom they compete. Further, new wells may not be productive or may not produce at a level to enable us to recover all or any portion of our capital investment where we have a non-operating working interest.

Volatile oil and natural gas prices could adversely affect our cash flows and results of operations.

Our cash flows and results of operations are dependent in part on oil and natural gas prices, which are volatile. Oil and natural gas prices also impact the amounts we receive for selling and renewing our mineral leases. Moreover, oil and natural gas prices depend on factors we cannot control, such as: changes in foreign and domestic supply and demand for oil and natural gas; actions by the Organization of Petroleum Exporting Countries; weather; political conditions in other oil-producing countries, including the possibility of insurgency or war in such areas; prices of foreign exports; domestic and international drilling activity; price and availability of alternate fuel sources; the value of the U.S. dollar relative to other major currencies; the level and effect of trading in commodity markets; the effect of worldwide energy conservation measures and governmental regulations. Any substantial or extended decline in the price of oil and natural gas could have a negative impact on our business, liquidity, financial condition and results of operations.

The ability to sell and deliver oil and natural gas produced from wells on our mineral interests could be materially and adversely affected if adequate gathering, processing, compression and transportation services are not obtained.

The sale of oil and natural gas produced from wells on our mineral interests depends on a number of factors beyond our control, including the availability, proximity and capacity of, and costs associated with, gathering, processing, compression and transportation facilities owned by third parties. These facilities may be temporarily unavailable due to market conditions, mechanical reasons or other factors or conditions, and may not be available in the future on terms the operator considers acceptable, if at all. Any significant change in market or other conditions affecting these facilities or the availability of these facilities, including due to the failure or inability to obtain access to these facilities on terms acceptable to the operator or at all, could materially and adversely affect our business, liquidity, financial condition and results of operations.

Our reserves and production will decline from their current levels.

The rate of production from oil and natural gas properties generally declines as reserves are produced. Our reserves will decline as they are produced which could materially and adversely affect our future cash flow, liquidity and results of operations.

A portion of our oil and natural gas production may be subject to interruptions that could have a material and adverse effect on us.

A portion of oil and natural gas production from our mineral interests may be interrupted, or shut in, from time to time for various reasons, including as a result of accidents, weather conditions, loss of gathering, processing, compression or transportation facility access or field labor issues, or intentionally as a result of market conditions such as oil and natural gas prices that the operators of our mineral leases, whose decisions we do not control, deem uneconomic. If a substantial amount of production is interrupted, our business, liquidity and results of operations could be materially and adversely affected.

We may acquire properties that are not as commercially productive as we initially believed.

From time to time, we seek to acquire oil and natural gas properties. Although we perform reviews of properties to be acquired in a manner that we believe is consistent with industry practices, reviews of records and properties may not necessarily reveal existing or potential problems, nor may they permit a buyer to become sufficiently familiar with the properties in order to assess fully their deficiencies and potential. Even when problems with a property are identified, we may assume environmental and other risks and liabilities in connection with acquired properties pursuant to the acquisition agreements. Moreover, there are numerous uncertainties inherent in estimating quantities of oil and natural gas reserves, actual future production rates and associated costs with respect to acquired properties. Actual reserves, production rates and costs may vary substantially from those assumed in our estimates.

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

Our estimated proved reserves are based on many assumptions that may prove to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves and may have a material adverse effect on our financial condition.

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

The estimates of our reserves as of December 31, 2011 are based upon various assumptions about future production levels, prices and costs that may not prove to be correct over time. In particular, estimates of oil and gas reserves, future net revenue from proved reserves and the standardized measure thereof for our oil and gas interests are based on the assumption that future oil and gas prices remain the same as the twelve month first-day-of-the-month average oil and gas prices for the year ended December 31, 2011. The average realized sales prices as of such date used for purposes of such estimates were $4.12 per MMBTU of natural gas and $92.71 per barrel of oil. The December 31, 2011 estimates also assume that the working interest owners will make future capital expenditures which are necessary to develop and realize the value of proved reserves.

The standardized measure of future net cash flows from our proved reserves is not necessarily the same as the current market value of our estimated reserves.

Any material inaccuracies in reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves. As required by SEC regulations, we base the estimated discounted future net cash flows from our proved reserves on prices and costs in effect at the time of the estimate. However, actual future net cash flows from our properties will be affected by numerous factors not subject to our control and will be affected by factors such as:

•	decisions and activities of the well operators;

•	supply of and demand for oil and gas;

•	actual prices we receive for oil and gas;

•	actual operating costs;

•	the amount and timing of capital expenditures;

•	the amount and timing of actual production; and

•	changes in governmental regulations or taxation.

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

Demand for natural gas is, to a significant degree, dependent on weather and climate, which impacts, among other things, the price we receive for the commodities produced from wells on our mineral interests and, in turn, our cash flow and results of operations. For example, relatively warm temperatures during a winter season generally result in relatively lower demand for natural gas, higher inventory (as less natural gas is used to heat residences and businesses) and, as a result, relatively lower prices for natural gas production.

Changes in environmental or other regulations for extraction of oil or natural gas could reduce our mineral resources revenue.

An increasing amount of our mineral resources revenue is dependent on newer technologies for extraction of oil or natural gas, specifically hydraulic fracturing. Changes in environmental or other regulations governing hydraulic fracturing could substantially increase the cost or risk associated with extracting oil or natural gas from our mineral interests, resulting in lower production from our minerals or reduced demand for leasing our minerals. Such changes could result in reduced mineral resources revenues. Additionally, the U.S. federal government is currently considering legislation and regulations to, among other things, require hydraulic fracturing operations to meet permitting and financial assurance requirements and to disclose the chemicals used in the hydraulic fracturing process. It has been asserted that chemicals used in the fracturing process could adversely affect drinking water supplies. Such regulations would require the reporting and public disclosure of chemicals used in the fracturing process and could lead to operational restrictions and delays and increased operating costs.

Any such new legislation or regulation could lead to operational delays or increased operating costs and could result in additional burdens that could increase the costs and delay the development of our oil and natural gas resources which are not commercially producible without the use of hydraulic fracturing. This could have an adverse effect on our business, financial condition and results of operations.

Hydraulic fracturing, the process used for extracting oil and gas from shale and other formations, has recently come under increased scrutiny and could be the subject of further regulation that could impact the timing and cost of development.

The Underground Injection Control, or UIC, regulation promulgated under the provisions of the federal Safe Drinking Water Act, or the SDWA, exclude hydraulic fracturing from the definition of “underground injection.” However, the Environmental Protection Agency, or EPA, is now re-evaluating hydraulic fracturing and the U.S. Senate and House of Representatives are currently considering bills entitled the Fracturing Responsibility and Awareness of Chemicals Act, or the FRAC Act, to amend the SDWA to repeal this exemption. If enacted, the FRAC Act would amend the definition of “underground injection” in the SDWA to encompass hydraulic fracturing activities, which could require hydraulic fracturing operations to meet permitting and financial assurance requirements, adhere to certain construction specifications, fulfill monitoring, reporting, and recordkeeping obligations, and meet plugging and abandonment requirements. The FRAC Act also proposes to require the reporting and public disclosure of chemicals used in the fracturing process, which could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater.

Hydraulic fracturing is the primary production method used to extract reserves located in many of the unconventional oil and gas plays in the United States. Depending on the legislation that may ultimately be enacted or the regulations that may be adopted at the federal, state and/or provincial levels, exploration, exploitation and production activities that entail hydraulic fracturing could be subject to additional regulation and permitting requirements. Individually or collectively, such new legislation or regulation could lead to operational delays or increased operating costs and could result in additional burdens that could increase the costs and delay the development of unconventional oil and gas resources from formations that are not commercial without the use of hydraulic fracturing. This could have an adverse effect on the operators conducting activities on our minerals, and on the cash flows we receive from them.

A significant portion of our Louisiana net mineral acres are subject to prescription of non-use under Louisiana law.

A significant portion of our Louisiana net mineral acres were severed from surface ownership and retained by creation of one or more mineral servitudes shortly before our spin-off. Under Louisiana law, a mineral servitude that is not producing minerals or which has not been the subject of good-faith drilling operations will cease to burden the property upon the tenth anniversary of the date of its creation. Upon such event, the mineral rights effectively will revert to the surface owner and we will no longer own the right to lease, explore for or produce minerals from such acreage.

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

Risks Related to our Fiber Resources Operations

If the Temple-Inland mill complex in Rome, Georgia were to permanently cease operations, the price we receive for our wood fiber may decline, and the cost of delivering logs to alternative customers could increase.

Prior to our 2007 spin-off from Temple-Inland, recently acquired by International Paper, we entered into an agreement to sell wood fiber to Temple-Inland at market prices, primarily for use at Temple-Inland’s Rome, Georgia mill complex. The agreement expires in 2013, although the purchase and sale commitments (including the sale price) are established annually based on our annual harvest plan. A significant portion of our fiber resources revenues are generated though this agreement. The Temple-Inland Rome mill complex is a significant consumer of wood fiber within the immediate area in which a substantial portion of our Georgia timberlands are located. If the Temple-Inland mill complex in Rome, Georgia was to permanently cease operations, was not willing to pay for wood fiber at a price we deem acceptable or was to cease purchasing wood fiber from us after the expiration of our agreement in 2013, we may not be able to enter into agreements with alternative customers for the wood fiber, any agreements with alternative customers we do enter into may be for lower rates than we currently receive from Temple-Inland and the cost of delivering wood fiber to such alternative customers could increase.

Our ability to harvest and deliver timber may be affected by our sales of timberland and may be subject to other limitations, which could adversely affect our operations.

We have sold over 217,000 acres of our timberland in accordance with our near-term strategic initiatives announced in 2009 and from our retail sales program, and we now own directly or through ventures about 131,000 acres with timber. Sales of our timberland reduce the amount of timber that we have available for harvest.

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

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

Our principal executive offices are located in Austin, Texas, where we lease approximately 32,000 square feet of office space. We also lease office space in Dallas, Texas; Fort Worth, Texas; Lufkin, Texas; and Atlanta, Georgia. We believe these offices are suitable for conducting our business.

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

Item 4.    Reserved.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the New York Stock Exchange. The high and low sales prices in each quarter in 2011 and 2010 were:

	2011		2010
	Price Range		Price Range
	High	Low	High	Low
First Quarter	$20.77	$17.75	$22.85	$16.80
Second Quarter	19.95	14.64	23.54	16.23
Third Quarter	17.59	10.29	18.32	13.21
Fourth Quarter	15.95	9.94	19.78	16.47
For the Year	20.77	9.94	23.54	13.21

Shareholders

Our stock transfer records indicated that as of March 1, 2012, there were approximately 3,813 holders of record of our common stock.

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

Issuer Purchases of Equity Securities(a)

Period	Total Number of Shares Purchased(b)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
Month 1 (10/1/2011 — 10/31/2011)	—	$—	—	5,826,578
Month 2 (11/1/2011 — 11/30/2011)	433,703	$14.66	418,812	5,407,766
Month 3 (12/1/2011 — 12/31/2011)	317,388	$14.97	315,461	5,092,305

Total	751,091		734,273

(a)

On February 11, 2009, we announced that our Board of Directors authorized the repurchase of up to 7,000,000 shares of our common stock. We have purchased 1,907,695 shares under this authorization, which has no expiration date. We have no repurchase plans or programs that expired during the period covered by the table above and no repurchase plans or programs that we intend to terminate prior to expiration or under which we no longer intend to make further purchases.

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

Item 6.    Selected Financial Data.

	For the Year
	2011	2010	2009	2008	2007
	(In thousands, except per share amount)
Revenues:
Real estate	$106,168	$68,269	$94,436	$98,859	$142,729
Mineral resources	24,584	24,790	36,256	47,671	20,818
Fiber resources	4,821	8,301	15,559	13,192	14,439

Total revenues	$135,573	$101,360	$146,251	$159,722	$177,986

Segment earnings (loss):
Real estate(a)	$(25,704)	$(4,634)	$3,182	$9,075	$39,507
Mineral resources	16,023	22,783	32,370	44,076	18,581
Fiber resources	1,893	5,058	9,622	8,896	7,950

Total segment earnings (loss)	(7,788)	23,207	45,174	62,047	66,038
Items not allocated to segments:
General and administrative expense	(20,110)	(17,341)	(22,399)	(19,318)	(17,413)
Share-based compensation expense	(7,067)	(11,596)	(11,998)	(4,516)	(1,397)
Gain on sale of assets(b)	61,784	28,607	104,047	—	—
Interest expense	(17,012)	(16,446)	(20,459)	(21,283)	(9,229)
Other non-operating income(c)	368	1,164	375	279	705

Income before taxes	10,175	7,595	94,740	17,209	38,704
Income tax expense	(3,021)	(2,470)	(35,633)	(5,235)	(13,909)

Net income attributable to Forestar Group Inc.	$7,154	$5,125	$59,107	$11,974	$24,795

Diluted net income per common share(d)	$0.20	$0.14	$1.64	$0.33	$0.70
Average diluted common shares outstanding(d)	35,781	36,377	36,102	35,892	35,380
At year-end:
Assets	$794,857	$789,324	$784,734	$834,576	$748,726
Debt	$221,587	$221,589	$216,626	$337,402	$266,015
Noncontrolling interest	$1,686	$4,715	$5,879	$6,600	$8,629
Forestar Group Inc. shareholders’/Parent’s equity	$509,526	$509,564	$512,456	$447,292	$433,201
Ratio of total debt to total capitalization	30%	30%	30%	43%	38%

(a)

Real estate segment earnings (loss) include non-cash impairments of $45,188,000 in 2011, $11,271,000 in 2010, $10,619,000 in 2009, $3,325,000 in 2008 and $6,518,000 in 2007. Real estate segment earnings (loss) also include the effects of net (income) loss attributable to noncontrolling interests.

(b)	Gain on sale of assets represents gains from timberland sales in accordance with our strategic initiatives announced first quarter 2009 and completed in 2011.

(c)

In 2010, other non-operating income principally represents interest income related to a loan to a third-party equity investor in the resort development located at our Cibolo Canyons development. We received payment in full plus interest in fourth quarter 2010.

(d)

Prior to December 28, 2007, we were a wholly-owned subsidiary of Temple-Inland Inc. For 2007, we computed diluted net income per share based upon the number of shares of our common stock distributed by Temple-Inland on December 28, 2007.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Annual Report on Form 10-K and other materials we have filed or may file with the Securities and Exchange Commission contain “forward-looking statements” within the meaning of the federal securities laws. These forward-looking statements are identified by their use of terms and phrases such as “believe,” “anticipate,” “could,” “estimate,” “likely,” “intend,” “may,” “plan,” “expect,” and similar expressions, including references to assumptions. These statements reflect our current views with respect to future events and are subject to risk and uncertainties. We note that a variety of factors and uncertainties could cause our actual results to differ significantly from the results discussed in the forward-looking statements. Factors and uncertainties that might cause such differences include, but are not limited to:

•	general economic, market or business conditions in Texas or Georgia, where our real estate activities are concentrated;

•	our ability to achieve some or all of our strategic initiatives;

•	the opportunities (or lack thereof) that may be presented to us and that we may pursue;

•	supply of and demand for oil and natural gas and fluctuations in oil and natural gas prices;

•	significant customer concentration;

•	future residential, multifamily or commercial entitlements, development approvals and the ability to obtain such approvals;

•	obtaining approvals of reimbursements and other payments from special improvement districts and the timing of such payments;

•

accuracy of estimates and other assumptions related to investment in real estate, the expected timing and pricing of land and lot sales and related cost of real estate sales, impairment of long-lived assets, income taxes, share-based compensation and oil and natural gas reserves;

•	the levels of resale housing inventory and potential impact of foreclosures in our mixed-use development projects and the regions in which they are located;

•	fluctuations in costs and expenses;

•	demand for new housing, which can be affected by a number of factors including unemployment, consumer confidence and the availability of mortgage credit;

•	competitive actions by other companies;

•	changes in governmental policies, laws or regulations and actions or restrictions of regulatory agencies, including regulation of hydraulic fracturing;

•	the results of financing efforts, including our ability to obtain financing with favorable terms;

•	our partners’ ability to fund their capital commitments and otherwise fulfill their operating and financial obligations;

•	the effect of limitations, restrictions and natural events on our ability to harvest and deliver timber;

•	inability to obtain permits for, or changes in laws, governmental policies or regulations effecting, water withdrawal or usage; and

•	the final resolutions or outcomes with respect to our contingent and other liabilities related to our business.

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

Strategy

Our strategy is:

•	Recognizing and responsibly delivering the greatest value from every acre; and

•	Growing our business through strategic and disciplined investments.

2009 Strategic Initiatives

In 2009, we announced our strategic initiatives to enhance shareholder value by: generating significant cash flow, principally from the sale of 175,000 acres of higher and better use timberland; reducing debt by $150,000,000; and repurchasing up to 20 percent of our common stock.

In 2011, we sold 57,000 acres of timberland in Georgia, Alabama, and Texas for $87,061,000 in two transactions generating combined net proceeds of $86,018,000, which were principally used to reduce debt, pay taxes and reinvest in our business. These transactions resulted in combined gains of $61,784,000. In addition, we repurchased about 907,000 shares of our common stock for $12,977,000, which are classified as treasury stock.

We have completed our strategic initiatives related to the sale of higher and better use timberland and reduction of debt. Since announcing these initiatives, we have sold 176,000 acres of timberland in Georgia, Alabama and Texas for $284,442,000 in 11 transactions. These transactions generated net proceeds of $277,909,000 and resulted in gains of $194,438,000. We used the proceeds principally to reduce debt, pay income taxes, reinvest in our business and repurchase our common stock. At year-end 2011, our total debt was reduced by $154,096,000 since first quarter-end 2009, excluding $26,500,000 in non-recourse borrowings secured by a 401 unit multifamily property we acquired in fourth quarter 2010. In addition, we have repurchased about 1,908,000 shares of our common stock for $28,155,000 since announcing these initiatives. As a result, we have about 5,000,000 shares remaining under our existing share repurchase authorization which was approved by our Board of Directors in February 2009.

2012 Strategic Initiatives

In 2012, we announced Triple in FOR, new strategic initiatives designed to further enhance shareholder value by accelerating value realization of our real estate and natural resources, optimizing transparency and disclosure, and raising net asset value through strategic and disciplined investments.

Accelerating value realization of our real estate and natural resources is focused on increasing total residential lots sales, oil and gas production, and total segment earnings.

Optimizing transparency and disclosure represents our efforts to expand reported oil and gas resource potential, to provide additional information related to groundwater interests, and to establish a progress report on corporate responsibility efforts.

Raising our net asset value through strategic and disciplined investments is focused on pursuing growth opportunities which help prove up our asset value and meet return expectations, developing a low-capital, high-return multifamily business, and accelerating investment in lower-risk oil and gas opportunities.

Results of Operations for the Years Ended 2011, 2010 and 2009

A summary of our consolidated results by business segment follows:

	For the Year
	2011	2010	2009
	(In thousands)
Revenues:
Real estate	$106,168	$68,269	$94,436
Mineral resources	24,584	24,790	36,256
Fiber resources	4,821	8,301	15,559

Total revenues	$135,573	$101,360	$146,251

Segment earnings (loss):
Real estate	$(25,704)	$(4,634)	$3,182
Mineral resources	16,023	22,783	32,370
Fiber resources	1,893	5,058	9,622

Total segment earnings (loss)	(7,788)	23,207	45,174
Items not allocated to segments:
General and administrative expense	(20,110)	(17,341)	(22,399)
Share-based compensation expense	(7,067)	(11,596)	(11,998)
Gain on sale of assets	61,784	28,607	104,047
Interest expense	(17,012)	(16,446)	(20,459)
Other non-operating income	368	1,164	375

Income before taxes	10,175	7,595	94,740
Income tax expense	(3,021)	(2,470)	(35,633)

Net income attributable to Forestar Group Inc.	$7,154	$5,125	$59,107

Significant aspects of our results of operations follow:

2011

•

Real estate segment earnings were negatively impacted by $45,188,000 of non-cash impairment charges principally associated with residential development projects located near Atlanta, Denver, and the Texas gulf coast and with our decision to acquire certain assets from CL Realty and TEMCO, ventures in which we own a 50 percent interest. Segment earnings were positively impacted by increased undeveloped land sales and higher residential lot and tract sales and by $3,083,000 as result of settled litigation and reallocation from us to noncontrolling financial interests of a previously recognized loss related to foreclosure of a lien on a property owned by a consolidated venture.

•

Mineral resources segment earnings declined primarily due to lower lease bonus revenues and increased costs associated with developing our water resources initiatives. These items were partially offset by increased oil production volumes and higher average oil prices.

•	Fiber resources segment earnings continued to decrease principally due to lower harvest volume as a result of selling over 217,000 acres of timberland since year-end 2008.

•	General and administrative expenses include $3,187,000 associated with proposed private debt offerings that we withdrew as a result of deterioration of terms available to us in the credit markets.

•	Share-based compensation decreased principally as a result of a decline in our stock price and its impact on cash-settled awards.

•

Gain on sale of assets represents the sale of about 57,000 acres of timberland in Georgia, Alabama and Texas for $87,061,000 in accordance with our 2009 strategic initiatives which, we completed in 2011.

2010

•

Real estate segment earnings declined principally due to lower undeveloped land sales from our retail sales program and due to $11,271,000 of non-cash impairment charges principally associated with residential development projects located near Atlanta and Fort Worth, and with a commercial real estate project near the Texas gulf coast.

•

Mineral resources segment earnings declined principally due to lower lease bonus revenues as a result of reduced leasing activity by exploration and production companies that concentrated investments in drilling activities to hold existing leases rather than leasing new mineral interests in our basins. This decline in lease bonus revenue was partially offset by increased oil and natural gas production and higher oil prices, including our share of venture activity.

•

Fiber resources segment earnings decreased principally due to reduced harvest activity resulting from the sale of over 140,000 acres of timberland since first quarter 2009 and postponing harvest plans on about 55,000 acres classified as held for sale.

•	Gain on sale of assets represents the sale of about 24,000 acres of timber and timberland in Georgia, Alabama and Texas for $38,778,000 in accordance with our 2009 strategic initiatives.

•

Interest expense decreased principally due to lower interest rates as a result of the maturity of our interest rate swap agreement, lower average debt levels outstanding and decreased amortization of prepaid loan fees due to refinancing and extending our senior credit facility.

2009

•

Real estate segment earnings were negatively impacted by $10,619,000 of non-cash impairment charges principally associated with a residential condominium project located in Austin, two projects located in Tampa, and an equity investment in an unconsolidated venture. Segment earnings were also negatively impacted by $3,702,000 in environmental remediation activities.

•

Mineral resources segment earnings declined principally due to lower royalty revenues as result of lower natural gas and oil prices, and to a lesser extent, lower lease bonus revenues from decreased leasing activity and increased infrastructure costs associated with developing our mineral resources organization.

•	Fiber resources segment earnings increased principally due to increased harvest volumes and higher prices related to a higher mix of larger pine sawtimber sold from our Texas forest.

•

General and administrative expenses include about $3,200,000 paid to outside advisors regarding an evaluation by our Board of Directors of an unsolicited shareholder proposal and $2,213,000 in non-cash impairment charges related to the sale of our undivided 15 percent interest in corporate aircraft contributed to us by Temple-Inland at spin-off.

•	Share-based compensation increased principally due to our higher stock price and increased number of cash-settled equity awards.

•	Gain on sale of assets represents the sale of about 95,000 acres of timber and timberland in Georgia and Alabama for $158,603,000 in accordance with our 2009 strategic initiatives.

•	Interest expense decreased as result of lower debt levels.

Current Market Conditions

Current U.S. market conditions in the single-family residential industry continue to be challenging, characterized by high unemployment rates, low consumer confidence, depressed sales volumes and prices, difficult financing environment for purchasers and competition from foreclosure inventory. It is difficult to predict when and at what rate these broader negative conditions will improve, or when the homebuilding industry will experience a sustained recovery. However, declining finished lot inventories and lack of real estate development is increasing demand for our developed lots, principally in the Texas markets. Multifamily market conditions are improving, with many markets experiencing healthy occupancy levels and positive rent growth. This improvement has been driven primarily by limited new construction activity, reduced single-family mortgage credit availability, and the increased propensity to rent among the 18 to 34 year old demographic of the U.S. population.

Oil prices have increased principally due to supply uncertainty, demand growth from emerging markets and ongoing political unrest in oil-producing regions. Natural gas prices have remained soft due to increased levels of production and record levels of inventory due to mild temperatures. Shale resource drilling and production remains strong and working natural gas inventories are expected to remain relatively high. In the East Texas Basin, exploration and production companies continue to focus drilling on natural gas prospects in order to extend and hold existing mineral leases. In the Gulf Coast Basin, in Louisiana, activity has increased as operators have shifted exploration efforts to oil and high liquid natural gas plays. These conditions may impact the demand for new mineral leases, new exploration activity and the amount of royalty revenues we receive.

Pulpwood and sawtimber sales are depressed due to high levels of fiber inventory from lower demand as a result of the overall slowdown in residential construction activity.

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

Real Estate

We own directly or through ventures about 147,000 acres of real estate located in nine states and 12 markets. Our real estate segment secures entitlements and develops infrastructure on our lands, primarily for single-family residential and mixed-use communities. We own over 104,000 acres in a broad area around Atlanta, Georgia, with the balance located primarily in Texas. We target investments principally in our strategic growth corridors, regions across the southern half of the United States that possess key demographic and growth characteristics that we believe make them attractive for long-term real estate investment. We own and manage our projects either directly or through ventures. Our real estate segment revenues are principally derived from the sales of residential single-family lots and tracts, undeveloped land and commercial real estate and from the operation of income producing properties, primarily a hotel and a multifamily property.

A summary of our real estate results follows:

	For the Year
	2011	2010	2009
	(In thousands)
Revenues	$106,168	$68,269	$94,436
Cost of sales	(62,975)	(45,485)	(45,506)
Operating expenses	(36,184)	(29,338)	(35,120)

	7,009	(6,554)	13,810
Equity in earnings (loss) of unconsolidated ventures	(30,626)	2,629	(8,161)
Less: Net income attributable to noncontrolling interests	(2,087)	(709)	(2,467)

Segment earnings (loss)	$(25,704)	$(4,634)	$3,182

Cost of sales includes non-cash impairment charges of $11,525,000 in 2011 principally associated with residential development projects near Denver and the Texas gulf coast; $9,042,000 in 2010 principally associated with residential development projects located near Atlanta and Fort Worth; and $5,718,000 in 2009 principally associated with a residential condominium project located in Austin.

Equity in earnings (loss) of unconsolidated ventures includes non-cash impairment charges of $33,663,000 in 2011 principally associated with our decision to acquire certain assets from CL Realty and TEMCO ventures; $2,229,000 in 2010 principally related to a commercial real estate project located near the Texas gulf coast; and $4,901,000 in 2009 related to two residential real estate projects located in Tampa, Florida and an equity investment in an unconsolidated venture. In 2011 as a result of entering into the agreement with CL Realty to acquire certain assets, we offset $2,164,000 of deferred gains against our share of venture losses. In 2010, equity in earnings (loss) of unconsolidated ventures includes about $4,869,000 in gains that were previously deferred by us due to our continuing involvement with the property which was sold to a third party.

In 2011, segment earnings (loss) include a benefit of $1,741,000 as a result of settled litigation and $1,342,000 associated with reallocation of a previously recognized loss related to a foreclosure of a lien on a property owned by a consolidated venture. Based on new information, we determined this loss should be allocated from us to the noncontrolling financial interests as we believe the likelihood we will be subject to any potential lender liabilities related to this foreclosure is remote.

Revenues in our owned and consolidated ventures consist of:

	For the Year
	2011	2010	2009
	(In thousands)
Residential real estate	$36,586	$24,540	$27,677
Commercial real estate	736	352	793
Undeveloped land	40,517	20,111	46,580
Income producing properties	26,820	21,225	18,214
Other	1,509	2,041	1,172

Total revenues	$106,168	$68,269	$94,436

Residential real estate revenues principally consist of the sale of single-family developed lots to national, regional and local homebuilders. In 2011, residential real estate revenues increased principally as a result of higher lot sales volume due to demand for finished lot inventory by homebuilders in markets where supply has diminished. In addition, in 2011, we sold 112 entitled acres from two residential projects located near Dallas, Texas for $3,883,000 which generated $604,000 in segment earnings. These were the final tracts available for sale in these projects and represented approximately 370 undeveloped lots. In 2010 and 2009, residential real estate revenues declined principally as a result of decreased demand for single-family lots due to the overall decline in the housing industry.

Commercial real estate revenues continue to be impacted by limited availability of commercial real estate acquisition and development mortgages to potential third-party purchasers.

In 2011, undeveloped land sales increased principally due to the sale of about 9,700 acres in Georgia for $17,980,000. This sale represented a bulk retail transaction of several non-contiguous tracts and resulted in segment earnings of about $13,396,000. In both 2011 and 2010, market conditions for retail land sales remained challenging due to limited credit availability, low consumer confidence and alternate investment options to buyers in the marketplace. In 2010, the average price per acre sold increased principally as a result of selling about 700 acres of land in the entitlement process in Georgia for about $8,200 per acre. In 2009, we sold 18,204 acres from our owned and consolidated ventures at an average price of $2,550 per acre, generating about $46,420,000 in revenues. This increase in volume was a result of allocating additional resources and focusing our marketing efforts on retail land sales as residential and commercial real estate markets began to deteriorate in 2008.

In 2011, income producing properties revenue principally increased as a result of our fourth quarter 2010 acquisition of a 401 unit multifamily property located in Houston, Texas.

Units sold in our owned and consolidated ventures consist of:

	For the Year
	2011	2010	2009
Residential real estate:
Lots sold	567	442	483
Average price per lot sold	$56,697	$55,076	$53,469
Commercial real estate:
Acres sold	4.0	2.4	1.8
Average price per acre sold	$185,344	$146,047	$433,406
Undeveloped land:
Acres sold	17,130	5,812	18,204
Average price per acre sold	$2,365	$3,460	$2,550

Operating expenses consist of:

	For the Year
	2011	2010	2009
	(In thousands)
Property taxes	$7,881	$7,205	$9,115
Employee compensation and benefits	7,798	6,188	6,112
Depreciation and amortization	5,259	2,924	2,167
Professional services	4,938	4,471	3,532
Environmental	2,652	148	3,702
Other	7,656	8,402	10,492

Total operating expenses	$36,184	$29,338	$35,120

In 2011 and 2010, employee compensation and benefits and professional services increased principally due to developing and staffing our multifamily organization. Depreciation and amortization increased primarily as a result of the acquisition of a 401 unit multifamily property in fourth quarter 2010. In 2011, environmental costs increased principally as a result of a $2,500,000 charge related to environmental remediation activities at our San Joaquin River project located in Antioch, California.

Information about our real estate projects and our real estate ventures follows:

	Year-End
	2011	2010
Owned and consolidated ventures:
Entitled, developed and under development projects
Number of projects	54	54
Residential lots remaining	18,344	17,780
Commercial acres remaining	1,849	1,774
Undeveloped land and land in the entitlement process
Number of projects	16	18
Acres in entitlement process	27,590	29,670
Acres undeveloped	96,877	168,724	(a)
Ventures accounted for using the equity method:
Ventures’ lot sales (for the year)
Lots sold	550	362
Average price per lot sold	$37,729	$42,602
Ventures’ entitled, developed and under development projects
Number of projects	21	22
Residential lots remaining	8,767	9,634
Commercial acres sold (for the year)	22	15
Average price per acre sold	$195,230	$81,318
Commercial acres remaining	617	590
Ventures’ undeveloped land and land in the entitlement process
Number of projects	—	—
Acres in entitlement process	—	—
Acres sold (for the year)	19	—
Average price per acre sold	$3,000	$—
Acres undeveloped	5,790	5,731

(a)	Includes 55,000 acres classified as assets held for sale.

We underwrite development projects based on a variety of assumptions incorporated into our development plans, including the timing and pricing of sales and leasing and costs to complete development. Our development plans are periodically reviewed in comparison to our return projections and expectations, and we may revise our plans as business conditions warrant. If as a result of changes to our development plans the anticipated future net cash flows are reduced such that our basis in a project is not fully recoverable, we may be required to recognize a non-cash impairment charge for such project.

In 2011, we acquired 180 substantially completed residential lots in Houston, Texas for $8,950,000, which includes the right to receive about $4,000,000 in reimbursements, excluding interest, under a development agreement with the City of Houston. We also acquired three multifamily development sites located in Austin, Denver, and Dallas for $15,981,000. In addition, we began construction on a 289 unit multifamily project in Austin in which the total estimated cost, including land, is approximately $30,536,000. At year-end 2011, our investment in this project is $13,428,000 and the estimated cost to complete construction is $17,108,000.

Our net investment in owned and consolidated real estate by geographic location follows:

State	Entitled, Developed, and Under Development Projects	Undeveloped Land	Income Producing Properties	Total
	(In thousands)
Texas	$332,818	$9,718	$93,738	$436,274
Georgia	15,159	53,984	—	69,143
Colorado	22,516	—	8,527	31,043
California	8,795	14,064	—	22,859
Other	3,738	2,310	—	6,048

Total	$383,026	$80,076	$102,265	$565,367

Over 70% of our net investment in real estate is in the major markets of Texas.

Mineral Resources

We own directly or through ventures about 595,000 net acres of mineral interests. Our mineral resources segment revenues are principally derived from oil and natural gas royalties and other lease revenues from our mineral interests located principally in Texas, Louisiana, Georgia and Alabama. At year-end 2011, we have about 48,000 net acres under lease and about 32,000 net acres held by production.

A summary of our mineral resources results follows:

	For the Year
	2011	2010	2009
	(In thousands)
Revenues	$24,584	$24,790	$36,256
Cost of sales	(2,918)	(1,097)	(922)
Operating expenses	(7,037)	(2,982)	(3,354)

	14,629	20,711	31,980
Equity in earnings of unconsolidated ventures	1,394	2,072	390

Segment earnings	$16,023	$22,783	$32,370

Cost of sales represents our share of oil and natural gas production severance taxes, which are calculated based on a percentage of oil and natural gas produced, costs related to our oil and natural gas non-operating working interests and delay rental payments related to groundwater leases in central Texas.

Equity in earnings of unconsolidated ventures includes our share of royalty revenue from producing wells in the Barnett Shale natural gas formation.

Revenues consist of:

	For the Year
	2011	2010	2009
	(In thousands)
Royalties	$19,239	$13,724	$11,910
Other lease revenues	5,345	11,066	24,346

Total revenues	$24,584	$24,790	$36,256

In 2011, royalty revenue increased principally as a result of higher oil prices and increased oil production which was partially offset by decreases in natural gas production and lower prices in our owned and consolidated properties. Increased oil prices contributed about $3,608,000 and oil production increases contributed about $2,666,000, which was offset by decreased natural gas prices resulting in a reduction of about $350,000 and decreased natural gas production resulting in a reduction of about $411,000.

In 2011, other lease revenues include $2,250,000 in lease bonus payments as a result of leasing about 8,100 net mineral acres for an average of about $280 per acre, $1,555,000 related to a mineral seismic exploration agreement associated with 31,100 acres in Louisiana and $992,000 related to delay rental payments.

In 2010, royalty revenues increased as a result of higher oil prices and oil production partially offset by decreases in natural gas production in our owned and consolidated properties. Increased oil prices contributed about $1,873,000 and oil production increases contributed about $466,000. The production increase primarily relates to new oil wells commencing production in late 2009 and early 2010. Increased natural gas prices contributed about $245,000 which was offset by decreased natural gas production of about $774,000.

In 2010, other lease revenues include $7,655,000 in lease bonus payments as a result of leasing about 16,900 net mineral acres for an average of about $460 per acre and $2,168,000 related to delay rental payments. In addition, other lease revenues include about $1,126,000 as a result of an option exercised to extend an existing lease on over 3,200 acres.

In 2009, royalty revenues declined principally due to lower natural gas and oil prices, which were partially offset by higher production volume principally due to the increased number of new wells commencing production.

In 2009, other lease revenues include $21,333,000 in lease bonus payments as a result of leasing over 25,800 net mineral acres for an average of about $830 per acre and $2,530,000 from delay rental payments. This leasing activity was located principally in Trinity County, Texas.

Oil and natural gas produced and average unit prices related to our royalty and non-operating working interests follows:

	For the Year
	2011	2010	2009
Consolidated entities:
Oil production (barrels)	151,900	115,400	107,200
Average price per barrel	$96.84	$73.09	$56.85
Natural gas production (millions of cubic feet)	1,128.6	1,223.6	1,411.6
Average price per thousand cubic feet	$4.01	$4.32	$4.12
Our share of ventures accounted for using the equity method:
Natural gas production (millions of cubic feet)	493.4	572.8	82.1
Average price per thousand cubic feet	$3.81	$4.12	$3.80
Total consolidated and our share of equity method ventures:
Oil production (barrels)	151,900	115,400	107,200
Average price per barrel	$96.84	$73.09	$56.85
Natural gas production (millions of cubic feet)	1,622.0	1,796.4	1,493.7
Average price per thousand cubic feet	$3.95	$4.26	$4.10

At year-end 2011, there were 530 productive wells operated by others on our leased mineral acres compared to 494 at year-end 2010 and 472 at year-end 2009.

Our share of ventures natural gas production increased in 2010 as a result of 16 wells that began producing from the Barnett Shale natural gas formation.

Operating expenses consist of:

	For the Year
	2011	2010	2009
	(In thousands)
Professional and consulting services	$2,906	$566	$872
Employee compensation and benefits	2,407	1,182	1,299
Depreciation	318	269	184
Property taxes	257	255	301
Other	1,149	710	698

Total operating expenses	$7,037	$2,982	$3,354

In 2011, professional and consulting services increased primarily due to non-cash amortization of contingent consideration paid to the seller of a water resources company acquired in fourth quarter 2010. These costs are being amortized ratably over the performance period assuming certain milestones are achieved by July 2014. Employee compensation and benefits increased as a result of incremental staffing to support our oil, natural gas and water interests.

A summary of our mineral acres (a) at year-end 2011 follows:

State	Unleased	Leased(b)	Held By Production(c)	Total(d)

Texas	196,000	29,000	27,000	252,000
Louisiana	120,000	19,000	5,000	144,000
Georgia	157,000	—	—	157,000
Alabama	40,000	—	—	40,000
California	1,000	—	—	1,000
Indiana	1,000	—	—	1,000

	515,000	48,000	32,000	595,000

(a)	Includes ventures.

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

In addition, we have water interests in about 1,550,000 acres, including a 45 percent nonparticipating royalty interest in groundwater produced or withdrawn for commercial purposes or sold from approximately 1,400,000 acres in Texas, Louisiana, Georgia and Alabama and about 17,800 acres of groundwater leases in central Texas. We have not received significant revenue or earnings from these interests.

Fiber Resources

Our fiber resources segment focuses principally on the management of our timber holdings and recreational leases. We have about 131,000 acres of timber we own directly or through ventures, primarily in Georgia, and about 17,000 acres of timber under lease. Our fiber resources segment revenues are principally derived from the sales of wood fiber from our land and leases for recreational uses. We have sold over 217,000 acres of timberland since year-end 2008 as a result of our strategic initiatives and through our retail land sales program. As a result of the reduced acreage from executing these land sales, future segment revenues and earnings are anticipated to be lower.

A summary of our fiber resources results follows:

	For the Year
	2011	2010	2009
	(In thousands)
Revenues	$4,821	$8,301	$15,559
Cost of sales	(1,072)	(1,640)	(3,396)
Operating expenses	(2,060)	(2,274)	(2,728)

	1,689	4,387	9,435
Other operating income	181	671	187
Equity in earnings (loss) of unconsolidated ventures	23	—	—

Segment earnings	$1,893	$5,058	$9,622

Other operating income principally represents gains from partial termination of a timber leases.

Revenues consist of:

	For the Year
	2011	2010	2009
	(In thousands)
Fiber	$3,229	$6,491	$13,478
Recreational leases and other	1,592	1,810	2,081

Total revenues	$4,821	$8,301	$15,559

Fiber sold consists of:

	For the Year
	2011	2010	2009
Pulpwood tons sold	266,200	392,900	810,100
Average pulpwood price per ton	$8.69	$9.93	$8.53
Sawtimber tons sold	56,800	144,300	331,300
Average sawtimber price per ton	$16.13	$17.94	$19.82
Total tons sold	323,000	537,200	1,141,400
Average price per ton	$10.00	$12.08	$11.81

In 2011 and 2010, total fiber tons sold decreased principally due to selling over 217,000 acres of timberland since year-end 2008 as a result of our strategic initiatives and through our retail land sales program. In 2010 and 2009, total price per ton was higher due to a higher proportional mix of sawtimber versus pulpwood.

The majority of our fiber sales were to Temple-Inland, recently acquired by International Paper, at market prices.

Information about our recreational leases follows:

	For the Year
	2011	2010	2009
Average recreational acres leased	174,500	208,100	249,200
Average price per leased acre	$8.80	$8.32	$8.25

Operating expenses consist of:

	For the Year
	2011	2010	2009
	(In thousands)
Employee compensation and benefits	$945	$1,115	$1,241
Facility and long-term timber lease costs	445	424	544
Professional services	374	342	471
Other	296	393	472

Total operating expenses	$2,060	$2,274	$2,728

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

General and administrative expenses consist of:

	For the Year
	2011	2010	2009
	(In thousands)
Professional services	$6,578	$2,937	$5,871
Employee compensation and benefits	5,662	5,480	5,687
Depreciation and amortization	1,393	1,480	1,728
Insurance costs	1,083	1,235	1,308
Facility costs	800	1,214	1,143
Other	4,594	4,995	6,662

Total general and administrative expenses	$20,110	$17,341	$22,399

In 2011, professional services include $3,187,000 associated with proposed private debt offerings that we withdrew as a result of deterioration in terms available to us in the capital markets. In 2009, professional services included about $3,200,000 paid to outside advisors regarding an evaluation by our Board of Directors of an unsolicited shareholder proposal. In 2009, other expenses include $2,213,000 in non-cash impairment charges related to the sale of our undivided 15 percent interest in corporate aircraft contributed to us by Temple-Inland at spin-off.

Our share-based compensation expense fluctuates because a portion of our awards are cash settled and as a result are affected by changes in the market price of our common stock. In 2011, share-based compensation decreased principally as a result of a decline in our stock price and its impact on cash-settled awards.

Gain on sale of assets represents gains associated with our 2009 strategic initiatives, which we completed in 2011. In 2011, we recognized gains of $61,784,000 from the sale of 57,000 acres of timberland in Georgia, Alabama and Texas, in 2010, we recognized gains of $28,607,000 from the sale of 24,000 acres of timberland in Georgia, Alabama and Texas and in 2009, we recognized gains of $104,047,000 from the sale of 95,000 acres of timberland in Georgia and Alabama.

In 2010, interest expense decreased principally due to lower interest rates as a result of the maturity of our interest rate swap agreement, lower average debt levels outstanding and decreased amortization of prepaid loan fees due to refinancing and extending our senior credit facility.

Income Taxes

Our effective tax rate and the benefit attributable to noncontrolling interests was 25 percent and 6 percent in 2011, 30 percent and 3 percent in 2010, and 37 percent and 1 percent in 2009. Our 2011 and 2010 rates include benefits for percentage depletion and charitable contributions related to timberland conservation while our 2009 rate includes a benefit from percentage depletion and a federal income tax rate change for qualified timber gains pursuant to the Food, Conservation and Energy Act of 2008.

We have not provided a valuation allowance for our deferred tax asset because we believe it is likely it will be recoverable in future periods based on considerations including taxable income in prior carryback years, future reversals of existing temporary differences, tax planning strategies and future taxable income. If these sources of income are not sufficient in future periods, we may be required to provide a valuation allowance for our deferred tax asset.

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

Net cash provided by (used for) operations was $34,992,000 in 2011, $13,551,000 in 2010 and $142,120,000 in 2009.

In 2011, the sale of 57,000 acres of timberland in accordance with our 2009 strategic initiatives generated net proceeds of $86,018,000. Expenditures for development and acquisitions exceeded non-cash real estate cost of sales principally due to our acquisition of a non-performing loan secured by a lien on approximately 900 acres of developed and undeveloped land near Houston for $21,137,000 and $32,789,000 in real estate acquisitions principally located in various Texas markets. We received $10,461,000 in reimbursements from utility and improvement districts, of which $8,656,000 was related to our Cibolo Canyons project and was accounted for as a reduction of our investment. We paid $25,335,000 in federal and state income taxes, net of refunds.

In 2010, operating cash flow was adversely affected by lower operating income primarily due to difficult conditions in the housing industry and lower proceeds from the sale of assets in accordance with our 2009 strategic initiatives. Expenditures for real estate development were slightly less than non-cash cost of real estate sales due to a reduction in development. In 2010, we sold about 24,000 acres of timberland in Georgia, Alabama and Texas generating net proceeds of $38,040,000, of which $24,392,000 was held by a qualified intermediary under IRC Section 1031.

In 2009, the sale of about 95,000 acres of timberland in accordance with our 2009 strategic initiatives generated net proceeds of $153,851,000. Expenditures for real estate development slightly exceeded non-cash cost of sales due to our capital commitment to the resort at Cibolo Canyons and our development of existing real estate projects, principally in the major markets of Texas. We invested $18,857,000 in Cibolo Canyons, of which $16,235,000 was invested in the resort development. We received $24,945,000 in reimbursements from utility and improvement districts, of which $20,270,000 was related to our Cibolo Canyons mixed-use development and was accounted for as a reduction of our investment. We paid estimated income taxes of $48,299,000 in 2009.

Cash Flows from Investing Activities

Capital contributions to and capital distributions from unconsolidated ventures, business acquisitions and investment in oil and natural gas properties and equipment are classified as investing activities. In addition, proceeds from the sale of property and equipment, software costs and expenditures related to reforestation activities are also classified as investing activities.

In 2011, net cash (used for) investing activities was ($4,895,000). We invested $4,304,000 in oil and natural gas properties and equipment associated with our non-operating working interests and $2,044,000 in property, equipment, software and reforestation. Net cash return of investment in our unconsolidated ventures was $1,060,000.

In 2010, net cash (used for) investing activities was ($26,597,000). In fourth quarter 2010, we acquired a 401 unit, Class A multifamily property in Houston, Texas for $49,100,000. We used $23,045,000 of the proceeds held by a qualified intermediary under Internal Revenue Code Section 1031 and $26,500,000 of non-recourse borrowings to fund this acquisition. In addition, we acquired a water resources company in central Texas for $12,000,000.

In 2009, net cash (used for) investing activities was ($6,373,000) and is principally related to our investment in property, equipment, software and reforestation. Net cash returned from our unconsolidated ventures provided $922,000.

Cash Flows from Financing Activities

In 2011, net cash (used for) financing activities was ($17,180,000) as we repurchased about 907,000 shares of our common stock for $12,977,000 and incurred $3,750,000 in deferred financing fees primarily related to supplementing and amending our senior secured credit facility.

In 2010, net cash (used for) financing activities was ($2,639,000) as we repurchased about 1,001,000 shares of our common stock for $15,178,000 and incurred $6,304,000 in bank fees primarily related to our amendment and extension of our senior credit facility, which was partially offset by a net increase in our debt of $18,170,000 which is principally due to $26,500,000 in non-recourse borrowings used to finance a 401 unit, Class A multifamily property acquired in fourth quarter 2010.

In 2009, net cash (used for) financing activities was ($122,823,000) as we reduced our outstanding debt by $120,776,000 principally from the net proceeds generated from the sale of about 95,000 acres of timberland in Georgia and Alabama.

Liquidity and Contractual Obligations

Liquidity

In 2011, we supplemented and amended our senior secured credit facility to provide us with, among other matters, additional flexibility with respect to the borrowing base, collateral coverage and leverage requirements. As a result, we increased our unused borrowing capacity and extended the maturity of our revolving line of credit by one year.

At year-end 2011, our senior secured credit facility provides for a $130,000,000 term loan maturing August 6, 2015 and a $200,000,000 revolving line of credit maturing August 6, 2014. Both the term loan and the revolving line of credit may be prepaid at any time without penalty. The revolving line of credit includes a $100,000,000 sublimit for letters of credit. Total borrowings under our senior secured credit facility (including the face amount of letters of credit) may not exceed a borrowing base formula. Our borrowing base availability is calculated on a monthly basis by applying advance rates of between 35 – 60% against borrowing base asset values which include timberland, high-value timberland (land in the entitlement process), raw entitled land, land under development, and minerals. All assets included in the borrowing base must be wholly-owned and unencumbered. At year-end 2011, net unused borrowing capacity under our senior credit facility is calculated as follows:

Senior Credit Facility
(In thousands)
Borrowing base availability	$288,446
Less: borrowings	(130,000)
Less: letters of credit	(2,318)

Unused borrowing capacity	$156,128

Our unused borrowing capacity during 2011 ranged from a high of $176,337,000 to a low of $94,872,000. This facility is used primarily to fund our operating cash needs, which fluctuate due to timing of residential real estate sales, undeveloped land sales, oil and natural gas royalty and mineral lease bonus payments, timber sales, payment of accounts payables and expenses and capital expenditures.

In third quarter 2011, we borrowed $15,400,000 which is collateralized by a 413 guest room hotel located in Austin, Texas with a carrying value of $21,569,000. This financing replaced debt retired in second quarter 2011.

Our senior credit facility and other debt agreements contain financial covenants customary for such agreements including minimum levels of interest coverage and limitations on leverage. At year-end 2011, we were in compliance with the financial covenants of these agreements.

The following table details our compliance with the financial covenants calculated as provided in the senior credit facility:

Financial Covenant	Requirement	Year-End 2011
Interest Coverage Ratio(a)	≥1.05:1.0	6.23:1.0
Revenues/Capital Expenditures Ratio(b)	≥1.00:1.0	2.18:1.0
Total Leverage Ratio(c)	≤40%	24.9%
Net Worth(d)	≥ $439 million	$504 million
Collateral Value to Loan Commitment Ratio(e)	≥ 1.50:1.0	1.72:1.0

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

(d)

Calculated as the amount by which consolidated total assets exceeds consolidated total liabilities. At year-end 2011, the requirement is $438,644,000 computed as: $438,644,000 plus 85 percent of the aggregate net proceeds received by us from any equity offering, plus 75 percent of all positive net income, on a cumulative basis. This covenant is applied at the end of each quarter.

(e)

Calculated as the total collateral value of timberland, high value timberland and our minerals business, divided by total aggregate loan commitment. This covenant is applied at the end of each quarter.

To make additional investments, acquisitions, or distributions, we must maintain available liquidity equal to the lesser of $35,000,000 or 10% of the aggregate commitments in place. At year-end 2011, this requirement was $33,000,000 resulting in approximately $173,156,000 in available liquidity, which represents our unused borrowing capacity under our senior credit facility plus unrestricted cash and cash equivalents. The failure to maintain such minimum liquidity does not constitute a default or event of default of our senior credit facility.

Contractual Obligations

At year-end 2011, contractual obligations consist of:

	Payments Due or Expiring by Year
	Total	2012	2013-14	2015-16	Thereafter
	(In thousands)
Debt(a)	$221,587	$4,953	$55,317	$133,400	$27,917
Interest payments on debt	46,226	12,827	23,495	8,464	1,440
Purchase obligations	15,738	15,738	—	—	—
Operating leases	21,710	2,531	4,538	3,923	10,718
Other commitments	540	540	—	—	—

Total	$305,801	$36,589	$83,350	$145,787	$40,075

(a)	Items included in our balance sheet.

Our sources of funding are our operating cash flows and borrowings under our senior credit facility. Our contractual obligations due in 2012 will likely be paid from operating cash flows and from borrowings under our senior credit facility.

Interest payments on debt include interest payments related to our fixed rate debt and estimated interest payments related to our variable rate debt. Estimated interest payments on variable rate debt were calculated assuming that the outstanding balances and interest rates that existed at year-end 2011 remain constant through maturity.

Purchase obligations are defined as legally binding and enforceable agreements to purchase goods and services. Our purchase obligations include commitments for land acquisition and land development, engineering and construction contracts for development and service contracts. In 2011, we began construction on a 289 unit multifamily project in Austin in which the estimated total cost, including land, is approximately $30,536,000. At year-end 2011, our investment in this project is $13,428,000 and the total cost to complete construction is $17,108,000, which includes both contracted and un-contracted costs.

Our operating leases are for timberland, facilities, equipment and groundwater. In 2008, we entered into a 10-year agreement to lease approximately 32,000 square feet in Austin, Texas as our corporate headquarters. At year-end 2011, the remaining contractual obligation is $8,839,000. Also included in operating leases is a long-term timber lease of over 16,000 acres that has a remaining lease term of 14 years and a remaining contractual obligation of $10,224,000 and about 17,800 acres of groundwater leases with remaining contractual obligations of $627,000.

We have other long-term liabilities that are not included in the table because they do not have scheduled maturities.

Off-Balance Sheet Arrangements

From time to time, we enter into off-balance sheet arrangements to facilitate our operating activities. At year-end 2011, our off-balance sheet unfunded arrangements, excluding contractual interest payments, purchase obligations, operating lease obligations and venture contributions included in the table of contractual obligations, consist of:

	Payments Due or Expiring by Year
	Total	2012	2013-14	2015-16	Thereafter
	(In thousands)
Performance bonds	$4,598	$4,335	$243	$20	$—
Standby letters of credit	2,318	984	1,334	—	—
Recourse obligations	3,178	551	1,282	90	1,255

Total	$10,094	$5,870	$2,859	$110	$1,255

Performance bonds, letters of credit and recourse obligations are primarily for our real estate development activities and include $1,428,000 of performance bonds and letters of credit we provided on behalf of certain ventures. Our venture partners also provide performance bonds and letters of credit. Generally these performance bonds or letters of credit would be drawn on due to lack of specific performance by us or the ventures, such as failure to deliver streets and utilities in accordance with local codes and ordinances.

At year-end 2011, we participate in three partnerships that have total assets of $49,799,000 and total liabilities of $79,623,000, which includes $63,353,000 of borrowings classified as current maturities. These partnerships are managed by third parties who intend to extend or refinance these borrowings; however, there is no assurance that this can be done. Although these borrowings are guaranteed by third parties, we may under certain circumstances elect or be required to provide additional equity to these partnerships. We do not believe that the ultimate resolution of these matters will have a significant effect on our earnings or financial position. Our investment in these partnerships is $2,108,000 at year-end 2011. These three partnerships are variable interest entities.

Cibolo Canyons — San Antonio, Texas

Cibolo Canyons consists of the JW Marriott® San Antonio Hill Country Resort & Spa development owned by third parties and a mixed-use development we own. We have about $80,431,000 invested in Cibolo Canyons at year-end 2011.

Resort Hotel, Spa and Golf Development

In 2007, we entered into agreements to facilitate third-party construction and ownership of the JW Marriott ® San Antonio Hill Country Resort & Spa, which includes a 1,002 room destination resort and two PGA Tour ® Tournament Players Club ® (TPC) golf courses. Under these agreements, we agreed to transfer to third-party owners 700 acres of undeveloped land, to provide $30,000,000 cash and to provide $12,700,000 of other consideration principally consisting of golf course construction materials, substantially all of which has been provided.

In exchange for our commitment to the resort, the third-party owners assigned to us certain rights under an agreement between the third-party owners and a legislatively created Special Improvement District (SID). This agreement includes the right to receive from the SID 9 percent of hotel occupancy revenues and 1.5 percent of other resort sales revenues collected as taxes by the SID through 2034. The amount we receive will be net of annual ad valorem tax reimbursements by the SID to the third-party owners of the resort through 2020. In addition, these payments will be net of debt service, if any, on bonds issued by the SID collateralized by hotel occupancy tax and other resort sales tax through 2034.

The amounts we collect under this agreement are dependent on several factors including the amount of revenues generated by and ad valorem taxes imposed on the resort and the amount of any applicable debt service incurred by the SID. As a result, there is significant uncertainty as to the amount and timing of collections under this agreement. Until these uncertainties are clarified, amounts collected under the agreement will be accounted for as a reduction of our investment in the resort development. The resort began operations on January 2010.

In 2011, we received $6,906,000 related to our share of hotel occupancy revenues and other resort sales revenues collected as taxes by the SID. Since inception, we have received $7,906,000 in reimbursements and have accounted for this as a reduction of our investment. At year-end 2011, we have $35,368,000 invested in the resort development.

Mixed-Use Development

The mixed-use development we own consists of 2,100 acres planned to include about 1,475 residential lots and about 150 commercial acres designated for multifamily and retail uses, of which 697 lots and 68 commercial acres have been sold through year-end 2011.

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

Because the amount of each reimbursement is dependent on several factors, including timing of SID approval and the SID having an adequate tax base to generate funds that can be used to reimburse us, there is uncertainty as to the amount and timing of reimbursements under this agreement. We expect to recover our investment from lot and tract sales and reimbursement of approved infrastructure costs from the SID. We have not recognized income from interest due, but not collected. As these uncertainties are clarified, we will modify our accounting accordingly.

Through year-end 2011, we have submitted and received approval for reimbursement of about $57,322,000 of infrastructure costs and have received reimbursements totaling $22,520,000, of which $1,750,000 was received in 2011, $500,000 in 2010 and $20,270,000 in 2009, all were accounted for as a reduction of our investment in the mixed-use development. At year-end 2011, we have $34,802,000 in approved and pending reimbursements, excluding interest. At year-end 2011, we have $45,063,000 invested in the mixed-use development.

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

•

Share-Based Compensation — We use the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the stock price as well as assumptions regarding a number of other variables. These variables include expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors (term of option), risk-free interest rate and expected dividends. We have limited historical experience as a stand-alone company so we utilized alternative methods in determining our valuation assumptions. The expected life was based on the simplified method utilizing the midpoint between the vesting period and the contractual life of the awards. In 2011, the expected stock price volatility was based on a blended rate utilizing our historical volatility and historical prices of our peers’ common stock for a period corresponding to the expected life of the options. In 2010 and 2009, the expected stock price volatility was based on historical prices of our peers’ common stock for a period corresponding to the expected life of the options. Pre-vesting forfeitures are estimated based upon the pool of participants and their expected activity and historical trends.

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

•

Oil and Natural Gas Reserves — The estimation of oil and natural gas reserves is a significant estimate. On an annual basis, our consulting petroleum engineering firm, with our assistance, prepares estimates of crude oil and natural gas reserves based on available geologic and seismic data, reservoir pressure data, core analysis reports, well logs, analogous reservoir performance history, production data and other available sources of engineering, geological and geophysical information. Oil and natural gas prices are volatile and largely affected by worldwide or domestic production and consumption and are outside our control.

Adopted and Pending Accounting Pronouncements

We adopted three new accounting pronouncements in 2011, the adoption of which did not have a significant effect on our earnings or financial position. There are three pending accounting pronouncements that we will be required to adopt in 2012 and adoption is not anticipated to have a significant effect on our earnings or financial position. Please read Note 2 — New Accounting Pronouncements to the Consolidated Financial Statements.

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

Interest Rate Risk

Our interest rate risk is principally related to our variable-rate debt. Interest rate changes impact earnings due to the resulting increase or decrease in our variable-rate debt, which was $191,656,000 at year-end 2011 and $191,658,000 at year-end 2010.

The following table illustrates the estimated effect on our pre-tax income of immediate, parallel, and sustained shifts in interest rates for the next 12 months on our variable-rate debt at year-end 2011, with comparative year-end 2010 information. This estimate assumes that debt reductions from contractual payments will be replaced with short-term, variable-rate debt; however, that may not be the financing alternative we choose.

	At Year-End
Change in Interest Rates	2011	2010
	(In thousands)
+2%	$(3,296)	$(3,728)
+1%	(1,917)	(1,917)
-1%	1,917	1,917
-2%	3,833	3,833

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

Management conducted the required assessment of the effectiveness of our internal control over financial reporting as of year-end. Based upon this assessment, management believes that our internal control over financial reporting is effective as of year-end 2011.

Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Form 10-K, has also audited our internal control over financial reporting. Their attestation report follows this report of management.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Forestar Group Inc.:

We have audited Forestar Group Inc. and subsidiaries (Forestar Group) internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Forestar Group’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, Forestar Group maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Forestar Group as of December 31, 2011 and December 31, 2010 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years ended December 31, 2011 and our report dated March 7, 2012 expressed an unqualified opinion thereon.

Ernst & Young LLP

Austin, Texas

March 7, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Forestar Group Inc.:

We have audited the accompanying consolidated balance sheets of Forestar Group Inc. and subsidiaries (Forestar Group) as of December 31, 2011 and December 31, 2010, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Forestar Group at December 31, 2011 and December 31, 2010, and the consolidated results of their operations and their cash flows for each of the three years ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Forestar Group’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2012 expressed an unqualified opinion thereon.

Ernst & Young LLP

Austin, Texas

March 7, 2012

FORESTAR GROUP INC.

CONSOLIDATED BALANCE SHEETS

	At Year-End
	2011	2010
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$18,283	$5,366
Real estate	565,367	561,652
Assets held for sale	—	21,122
Investment in unconsolidated ventures	64,223	101,166
Timber	14,240	17,959
Receivables, net of allowance for bad debts of $62 in 2011 and $144 in 2010	23,281	3,415
Prepaid expenses	2,931	2,034
Property and equipment, net of accumulated depreciation of $5,164 in 2011 and $4,271 in 2010	5,178	5,577
Oil and natural gas properties and equipment, net of accumulated depletion of $155 in 2011 and $134 in 2010	4,561	322
Deferred tax asset	72,942	47,141
Goodwill and other intangible assets	5,451	6,527
Other assets	18,400	17,043

TOTAL ASSETS	$794,857	$789,324

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$5,044	$4,214
Accrued employee compensation and benefits	1,421	994
Accrued property taxes	4,986	3,662
Accrued interest	1,086	1,061
Income taxes payable	8,501	3,293
Other accrued expenses	7,716	8,168
Other liabilities	33,304	32,064
Debt	221,587	221,589

TOTAL LIABILITIES	283,645	275,045

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Forestar Group Inc. shareholders’ equity:
Preferred stock, par value $0.01 per share, 25,000,000 authorized shares, none issued	—	—
Common stock, par value $1.00 per share, 200,000,000 authorized shares, 36,835,732 issued at December 31, 2011 and 36,667,210 issued at December 31, 2010	36,836	36,667
Additional paid-in capital	398,517	391,352
Retained earnings	108,155	101,001
Treasury stock, at cost, 2,212,876 shares at December 31, 2011 and 1,216,647 shares at December 31, 2010	(33,982)	(19,456)

Total Forestar Group Inc. shareholders’ equity	509,526	509,564
Noncontrolling interests	1,686	4,715

TOTAL SHAREHOLDERS’ EQUITY	511,212	514,279

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$794,857	$789,324

Please read the notes to the consolidated financial statements.

FORESTAR GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Year
	2011	2010	2009
	(In thousands, except per share amounts)
REVENUES
Real estate sales	$77,839	$45,003	$75,050
Income producing properties and other	28,329	23,266	19,386

Real estate	106,168	68,269	94,436
Mineral resources	24,584	24,790	36,256
Fiber resources and other	4,821	8,301	15,559

	135,573	101,360	146,251
EXPENSES
Cost of real estate sales	(44,913)	(27,488)	(30,463)
Cost of income producing properties and other	(18,062)	(17,997)	(15,043)
Cost of mineral resources	(2,918)	(1,097)	(922)
Cost of fiber resources	(1,072)	(1,640)	(3,396)
Other operating	(48,951)	(40,279)	(45,486)
General and administrative	(23,326)	(22,581)	(29,926)
Gain on sale of assets	61,784	28,607	104,047

	(77,458)	(82,475)	(21,189)

OPERATING INCOME	58,115	18,885	125,062
Equity in earnings (loss) of unconsolidated ventures	(29,209)	4,701	(7,771)
Interest expense	(17,012)	(16,446)	(20,459)
Other non-operating income	368	1,164	375

INCOME BEFORE TAXES	12,262	8,304	97,207
Income tax expense	(3,021)	(2,470)	(35,633)

CONSOLIDATED NET INCOME	9,241	5,834	61,574
Less: Net income attributable to noncontrolling interests	(2,087)	(709)	(2,467)

NET INCOME ATTRIBUTABLE TO FORESTAR GROUP INC.	$7,154	$5,125	$59,107

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	35,413	35,893	35,890
Diluted	35,781	36,377	36,102
NET INCOME PER COMMON SHARE
Basic	$0.20	$0.14	$1.65
Diluted	$0.20	$0.14	$1.64

Please read the notes to the consolidated financial statements.

FORESTAR GROUP INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

		Forestar Group Inc. Shareholders
							Accumulated Other Comprehensive Income
				Additional Paid-in Capital
		Common Stock			Treasury Stock			Retained Earnings	Noncontrolling Interest
	Total	Shares	Amount		Shares	Amount
				(In thousands, except share data)
Balances at December 31, 2008	$453,952	35,839,390	$35,839	$377,810	(90,819)	$(1,866)	$(1,260)	$36,769	$6,660
Net income	61,574	—	—	—	—	—	—	59,107	2,467
Unrealized gain on interest rate swap, net of taxes of ($542)	1,004	—	—	—	—	—	1,004	—	—

Comprehensive income	$62,578
Distributions to noncontrolling interest	(3,501)	—	—	—	—	—	—	—	(3,501)
Contributions from noncontrolling interest	253	—	—	—	—	—	—	—	253
Issuances of common stock	—	4,870	5	(5)	—	—	—	—	—
Issuances of restricted stock	—	125,275	125	(125)	—	—	—	—	—
Issuances from exercises of stock options	3,547	285,801	286	3,261	—	—	—	—	—
Shares withheld for payroll taxes	(467)	—	—	—	(24,170)	(467)	—	—	—
Shares exchanged for options exercised	(1,880)	—	—	—	(93,255)	(1,880)	—	—	—
Forfeitures of restricted stock	—	—	—	1	(1,300)	(1)	—	—	—
Share-based compensation	3,824	—	—	3,824	—	—	—	—	—
Tax benefit from exercise of restricted stock units and stock options and vested restricted stock	29	—	—	29	—	—	—	—	—

Balances at December 31, 2009	$518,335	36,255,336	$36,255	$384,795	(209,544)	$(4,214)	$(256)	$95,876	$5,879
Net income	5,834	—	—	—	—	—	—	5,125	709
Unrealized gain on interest rate swap, net of taxes of ($137)	256	—	—	—	—	—	256	—	—

Comprehensive income	$6,090
Distributions to noncontrolling interest	(2,690)	—	—	—	—	—	—	—	(2,690)
Contributions from noncontrolling interest	817	—	—	—	—	—	—	—	817
Issuances of common stock	—	2,585	3	(3)	—	—	—	—	—
Issuances of restricted stock	—	308,697	309	(309)	—	—	—	—	—
Issuances from exercises of stock options	1,199	91,078	91	1,108	—	—	—	—	—
Issuances from restricted stock units	165	9,514	9	156	—	—	—	—	—
Shares withheld for payroll taxes	(7)	—	—	—	(389)	(7)	—	—	—
Shares exchanged for options exercised	(54)	—	—	—	(2,858)	(54)	—	—	—
Shares repurchased	(15,178)	—	—	—	(1,000,987)	(15,178)	—	—	—
Forfeitures of restricted stock	—	—	—	3	(2,869)	(3)	—	—	—
Share-based compensation	5,572	—	—	5,572	—	—	—	—	—
Tax benefit from exercise of restricted stock units and stock options and vested restricted stock	30	—	—	30	—	—	—	—	—

Balances at December 31, 2010	$514,279	36,667,210	$36,667	$391,352	(1,216,647)	$(19,456)	$—	$101,001	$4,715
Net income	9,241	—	—	—	—	—	—	7,154	2,087
Distributions to noncontrolling interest	(5,259)	—	—	—	—	—	—	—	(5,259)
Contributions from noncontrolling interest	143	—	—	—	—	—	—	—	143
Issuances of common stock	—	1,347	1	(1)	—	—	—	—	—
Issuances of restricted stock	—	39,595	40	(40)	—	—	—	—	—
Issuances from exercises of stock options	1,470	127,580	128	1,342	—	—	—	—	—
Shares withheld for payroll taxes	(1,367)	—	—	—	(77,562)	(1,367)	—	—	—
Shares exchanged for options exercised	(180)	—	—	—	(9,795)	(180)	—	—	—
Shares repurchased	(12,977)	—	—	—	(906,708)	(12,977)	—	—	—
Forfeitures of restricted stock	—	—	—	2	(2,164)	(2)	—	—	—
Share-based compensation	5,972	—	—	5,972	—	—	—	—	—
Tax benefit from exercise of restricted stock units and stock options and vested restricted stock	(110)	—	—	(110)	—	—	—	—	—

Balances at December 31, 2011	$511,212	36,835,732	$36,836	$398,517	(2,212,876)	$(33,982)	$—	$108,155	$1,686

Please read the notes to the consolidated financial statements.

FORESTAR GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year
	2011	2010	2009
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$9,241	$5,834	$61,574
Adjustments:
Depreciation, depletion and amortization	9,812	9,014	9,786
Deferred income taxes	(27,177)	(6,527)	(22,734)
Tax benefits not recognized for book purposes	(147)	133	6,162
Equity in (earnings) loss of unconsolidated ventures	29,209	(4,701)	7,771
Distributions of earnings of unconsolidated ventures	6,597	1,609	259
Distributions of earnings to noncontrolling interests	(4,860)	(1,881)	(3,325)
Non-cash share-based compensation	7,067	11,596	11,998
Non-cash real estate cost of sales	34,137	18,261	25,858
Non-cash cost of assets sold	24,931	9,503	49,804
Proceeds reinvested through qualified intermediary	—	(23,045)	—
Real estate development and acquisition expenditures	(66,997)	(16,660)	(33,787)
Acquisition of non-performing loan	(21,137)	—	—
Reimbursements from utility and improvement districts	10,461	4,752	24,945
Other changes in real estate	(284)	179	384
Gain on termination of timber lease	(181)	(671)	(195)
Cost of timber cut	990	1,544	3,104
Deferred income	32	1,307	(2,673)
Asset impairments	11,525	9,042	7,931
Loss on sale of assets held for sale	47	277	—
Other	73	(16)	528
Changes in:
Notes and accounts receivables	1,359	104	(747)
Proceeds due from qualified intermediary	—	(1,347)	—
Prepaid expenses and other	536	1,154	1,259
Accounts payable and other accrued liabilities	4,549	(6,394)	(8,490)
Income taxes	5,209	484	2,708

Net cash provided by (used for) operating activities	34,992	13,551	142,120
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, equipment, software and reforestation	(2,044)	(2,701)	(7,295)
Oil and natural gas properties and equipment	(4,304)	(1)	—
Investment in unconsolidated ventures	(2,007)	(3,291)	(2,875)
Return of investment in unconsolidated ventures	3,067	14,849	3,797
Business acquisitions, net of cash acquired	—	(38,055)	—
Proceeds from sale of assets held for sale	103	2,602	—
Proceeds from termination of timber lease	290	—	—

Net cash (used for) investing activities	(4,895)	(26,597)	(6,373)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of debt	(123,399)	(63,420)	(164,612)
Additions to debt	123,397	81,590	43,836
Deferred financing fees	(3,750)	(6,304)	(3,209)
Return of investment to noncontrolling interest	(407)	(809)	(176)
Exercise of stock options	1,470	1,199	3,547
Repurchases of common stock	(12,977)	(15,178)	—
Payroll taxes on restricted stock and stock options	(1,547)	(61)	(2,347)
Tax benefit from share-based compensation	(110)	30	29
Other	143	314	109

Net cash (used for) provided by financing activities	(17,180)	(2,639)	(122,823)

Net (decrease) increase in cash and cash equivalents	12,917	(15,685)	12,924
Cash and cash equivalents at beginning of year	5,366	21,051	8,127

Cash and cash equivalents at year-end	$18,283	$5,366	$21,051

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$14,166	$11,889	$16,951
Income taxes	$25,335	$8,423	$48,299
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
Capitalized interest	$625	$75	$1,021
SUPPLEMENTAL DISCLOSURE OF BUSINESS ACQUISITIONS INFORMATION:
Proceeds reinvested through qualified intermediary under IRC Section 1031	$—	$23,045	$—
Proceeds provided by financing activities	—	38,055	—

Total business acquisitions	$—	$61,100	$—

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and other short-term instruments with original maturities of three months or less. Restricted cash included in cash and cash equivalents was $1,255,000 at year-end 2011 and $773,000 at year-end 2010.

Cash Flows

Expenditures for the acquisition and development of real estate are classified as operating activities. Expenditures for the acquisition of income producing properties, investment in oil and natural gas properties and equipment, and business acquisitions are classified as investing activities.

Capitalized Software

We capitalize purchased software costs as well as the direct internal and external costs associated with software we develop for our own use. We amortize these capitalized costs using the straight-line method over estimated useful lives ranging from three to seven years. The carrying value of capitalized software was $2,176,000 at year-end 2011 and $2,823,000 at year-end 2010 and is included in other assets. The amortization of these capitalized costs was $1,493,000 in 2011, $1,206,000 in 2010 and $1,012,000 in 2009 and is included in general and administrative and operating expenses.

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

Fair Value Measurements

Financial instruments for which we did not elect the fair value option include cash and cash equivalents, accounts and notes receivables, other current assets, long-term debt, accounts payable and other current liabilities. With the exception of long-term notes receivable and debt, the carrying amounts of these financial instruments approximate their fair values due to their short-term nature or variable interest rates.

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

When we lease our mineral interests to third-party exploration and production entities, we retain a royalty interest and may take an additional participation in production, including a non-operating working interest. Non-operating working interests refer to well interests in which we pay a share of the costs to drill, complete and operate a well and receive a proportionate share of the production revenues. We use the successful efforts method to account for our mineral interest participations. Mineral interests and non-operating working interests, net of amortization, are included in oil and natural gas properties and equipment on our balance sheet. We amortize our capitalized non-operating working interests as well as acquisition of proven properties based on the units of production depletion method.

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

Property and Equipment

We carry property and equipment at cost less accumulated depreciation. We capitalize the cost of significant additions and improvements, and we expense the cost of repairs and maintenance. We capitalize interest costs incurred on major construction projects. We depreciate these assets using the straight-line method over their estimated useful lives as follows:

	Estimated	Carrying Value Year-End
	Useful Lives	2011	2010
		(In thousands)
Buildings and building improvements	10 to 40 years	$4,916	$4,417
Property and equipment	2 to 10 years	5,426	5,431

		10,342	9,848
Less: accumulated depreciation		(5,164)	(4,271)

		$5,178	$5,577

Depreciation expense of property and equipment was $893,000 in 2011, $890,000 in 2010 and $1,022,000 in 2009.

Real Estate

We carry real estate at the lower of cost or fair value less cost to sell. We capitalize interest costs once development begins, and we continue to capitalize throughout the development period. We also capitalize infrastructure, improvements, amenities, and other development costs incurred during the development period. We determine the cost of real estate sold using the relative sales value method. When we sell real estate from projects that are not finished, we include in the cost of real estate sold estimates of future development costs through completion, allocated based on relative sales values. These estimates of future development costs are reevaluated at least annually, with any adjustments being allocated prospectively to the remaining units available for sale.

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

Reclassifications

In 2011, we reclassified $1,612,000 in assets held for sale to real estate and timber upon completing our 2009 strategic initiatives related to the sale of higher and better use timberland.

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

Mineral Resources

We recognize revenue from mineral bonus payments when we have received an executed agreement with the exploration company transferring the rights to any oil or natural gas it may find and requiring drilling be done within a specified period, the payment has been collected, and we have no obligation to refund the payment. We recognize revenue from delay rentals if drilling has not started within the specified period and when the payment has been collected. We recognize revenue from mineral royalties and non-operating working interests when the minerals have been delivered to the buyer, the value is determinable, and we are reasonably sure of collection.

Fiber Resources

We recognize revenue from timber sales upon passage of title, which occurs at delivery; when the price is fixed and determinable; and we are reasonably sure of collection. We recognize revenue from recreational leases on the straight-line basis over the lease term if we are reasonably sure of collection.

Share-Based Compensation

We use the Black-Scholes option pricing model for stock options, Monte Carlo simulation pricing model for market-leveraged stock units, grant date fair value for equity-settled awards and period-end fair value for cash-settled awards. We expense share-based awards ratably over the vesting period or earlier based on retirement eligibility.

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

Note 2 — New and Pending Accounting Pronouncements

Accounting Standards Adopted in 2011

In first quarter 2011, we adopted Accounting Standards Update (ASU) 2010-28 — When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts and ASU 2010-29 — Disclosure of Supplementary Pro Forma Information for Business Combinations. In fourth quarter 2011, we early adopted ASU 2011-08 — Testing Goodwill for Impairment. Adoption of these pronouncements did not affect our earnings or financial position.

Pending Accounting Standards

Pending ASU 2011-04 — Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs and ASU 2011-05 — Comprehensive Income: Presentation of Comprehensive Income will be effective first quarter 2012. Pending ASU 2011-10 — Property, Plant, and Equipment: Derecognition of in Substance Real Estate will be effective first quarter 2013. Adoptions of these ASUs are not anticipated to have a significant effect on our earnings or financial position but may result in certain additional disclosures.

Note 3 — 2009 Strategic Initiatives and Assets Held for Sale

In 2009, we announced our strategic initiatives to enhance shareholder value by: generating significant cash flow, principally from the sale of 175,000 acres of higher and better use timberland; reducing debt by $150,000,000; and repurchasing up to 20 percent of our common stock.

In 2011, we sold 57,000 acres of timberland in Georgia, Alabama, and Texas for $87,061,000 in two transactions generating combined net proceeds of $86,018,000, which were principally used to reduce debt, pay taxes and reinvest in our business. These transactions resulted in combined gains of $61,784,000. In addition, we repurchased about 907,000 shares of our common stock for $12,977,000, which are classified as treasury stock.

We have completed our strategic initiatives related to the sale of higher and better use timberland and reduction of debt. Since announcing these initiatives, we have sold 176,000 acres of timberland in Georgia, Alabama and Texas for $284,442,000 in 11 transactions. These transactions generated net proceeds of $277,909,000 and resulted in gains of $194,438,000. We used the proceeds principally to reduce debt, pay income taxes, reinvest in our business and repurchase our common stock. At year-end 2011, our total debt was reduced by $154,096,000 since first quarter-end 2009, excluding $26,500,000 in non-recourse borrowings secured by a 401 unit multifamily property we acquired in fourth quarter 2010. In addition, we have repurchased about 1,908,000 shares of our common stock for $28,155,000 since announcing these initiatives.

Note 4 — Goodwill and Other Intangible Assets

Carrying value of goodwill and other intangible assets follows:

	At Year-End
	2011	2010
	(In thousands)
Goodwill	$3,874	$3,874
Identified intangibles, net	1,577	2,653

	$5,451	$6,527

Goodwill represents the excess of the purchase price over the fair value of the tangible and identifiable intangible assets associated with the acquisition of a water resources company in 2010.

Identified intangibles include indefinite lived groundwater leases associated with a water resources company acquired in fourth quarter 2010 of $1,577,000, and $1,076,000 related to the fair value of existing leases in place associated with a 401 unit multifamily property in Houston, Texas, also acquired in fourth quarter 2010. In 2011, we fully amortized the value assigned to the existing leases in place at the time of acquisition related to the multifamily property which is included in other operating expenses.

Note 5 — Real Estate

Real estate consists of:

	At Year-End
	2011	2010
	(In thousands)
Entitled, developed and under development projects	$383,026	$402,519
Undeveloped land	80,076	86,608
Income producing properties
Carrying value	129,220	95,963
Accumulated depreciation	(26,955)	(23,438)

Net carrying value	102,265	72,525

	$565,367	$561,652

Included in entitled, developed and under development projects are the estimated costs of assets we expect to convey to utility and improvement districts of $61,526,000 in 2011 and $58,941,000 in 2010, including about $34,802,000 at year-end 2011 and about $36,552,000 at year-end 2010 related to our Cibolo Canyons project near San Antonio. These costs relate to water, sewer and other infrastructure assets we have submitted to utility or improvement districts for approval and reimbursement. We submitted for reimbursement to these districts $3,328,000 in 2011 and $3,316,000 in 2010. We collected $3,294,000 from these districts in 2011, of which $1,750,000 related to our Cibolo Canyons project and was accounted for as a reduction of our investment in the mixed-use development. We collected $4,752,000 from these districts in 2010, of which $500,000 related to our Cibolo Canyons project and was accounted for as a reduction of our investment in the mixed-use development. We expect to collect the remaining amounts billed when these districts achieve adequate tax bases to support payment.

Also included in entitled, developed and under development projects is our investment in the resort development owned by third parties at our Cibolo Canyons project. In 2011 and 2010, we received $6,906,000 and $1,000,000 from the Special Improvement District (SID) from hotel occupancy and sales revenues collected as taxes by the SID. We currently account for these receipts as a reduction of our investment in the resort development. At year-end 2011, we have $35,368,000 invested in the resort development.

At year-end 2011, income producing properties primarily represents our investment in a 401 unit multifamily property in Houston with net carrying value of $46,659,000 and a 413 guest room hotel in Austin with net carrying value of $21,196,000. In addition, in 2011, we reclassified $4,550,000 in land from entitled, developed and under development projects to income producing properties as result of commencing construction on a 289 unit multifamily project in Austin, Texas. At year-end 2011, our investment in this project including land and construction in progress is $13,428,000 with an estimated cost to complete construction of $17,108,000. In addition, we acquired three multifamily development sites located in Austin, Denver and Dallas for $15,981,000.

We recognized non-cash asset impairment charges $11,525,000 in 2011 principally associated with owned and consolidated residential real estate projects located near Denver and the Texas gulf coast. We recognized non-cash asset impairment charges of $9,042,000 in 2010 principally associated with a residential development project located near Atlanta and a residential development with golf course and country club property located near Fort Worth. We recognized non-cash asset impairment charges of $5,718,000 in 2009 principally related to a condominium project in Austin.

Depreciation expense related to income producing properties, was $3,547,000 in 2011, $2,680,000 in 2010 and $1,873,000 in 2009 and is included in other operating expense. Depreciation expense increased in 2011 primarily as a result of our 2010 acquisition of a 401 unit multifamily property in Houston. Please read Schedule III for additional information.

Note 6 — Timber

We own directly or through ventures about 131,000 acres of timber, primarily in Georgia, and about 17,000 acres of timber under lease. The non-cash cost of timber cut and sold was $990,000 in 2011, $1,544,000 in 2010 and $3,104,000 in 2009.

Note 7 — Investment in Unconsolidated Ventures

At year-end 2011, we had ownership interests ranging from 25 to 50 percent in 10 ventures that we account for using the equity method. We have no real estate ventures that are accounted for using the cost method. Our three largest ventures at year-end 2011 are CL Realty, Temco and Palisades West. We own a 50 percent interest in both CL Realty and Temco, and Cousins Real Estate Corporation owns the other 50 percent interest. We own a 25 percent interest in Palisades West, Cousins Properties Incorporated owns a 50 percent interest and Dimensional Fund Advisors LP owns the remaining 25 percent. Information regarding these ventures follows:

•

CL Realty, L.L.C. was formed in 2002 for the purpose of developing residential and mixed-use communities in Texas and across the southeastern United States. At year-end 2011, the venture had 14 residential and mixed-use communities, of which 10 are in Texas, 3 are in Florida and 1 is in Georgia, representing about 4,640 planned residential lots and 378 commercial acres. Subsequent to year-end 2011, we entered into an agreement to acquire certain of the venture’s real estate assets. Please read Note 23 for additional information.

•

Temco Associates, LLC was formed in 1991 for the purpose of acquiring and developing residential real estate sites in Georgia. At year-end 2011, the venture had 4 residential and mixed-use communities, representing about 1,507 planned residential lots, all of which are located in Paulding County, Georgia. The venture also owns approximately 5,800 acres of undeveloped land in Paulding County, Georgia. Subsequent to year-end 2011, we entered into an agreement to acquire certain of the venture’s real estate assets. Please read Note 23 for additional information.

•

Palisades West LLC was formed in 2006 for the purpose of constructing a commercial office park in Austin, Texas. The project includes two office buildings totaling approximately 375,000 square feet and an accompanying parking garage. At year-end 2011, the buildings are approximately 99 percent leased. Effective fourth quarter 2008, we entered into a 10-year operating lease for approximately 32,000 square feet that we occupy as our corporate headquarters. Rents paid under this operating lease were $1,172,000 in 2011, $1,190,000 in 2010 and $1,123,000 in 2009 and are included in general and administrative and other operating expenses. Subsequent to year-end 2011, we sold our interest in this venture. Please read Note 23 for additional information.

Combined summarized balance sheet information for our ventures accounted for using the equity method follows:

	Year-End 2011						Year-End 2010
	CL Realty	Temco	Palisades West		Other Ventures	Total	CL Realty	Temco	Palisades West		Other Ventures	Total
	(In thousands)
Real estate	$50,050	$18,741	$119,017		$71,842	$259,650	$85,436	$60,454	$124,696		$74,618	$345,204
Total assets	51,096	18,922	124,588		75,060	269,666	86,657	60,610	129,378		78,059	354,704
Borrowings(a)	1,056	2,787	—		70,975	74,818	2,663	2,929	—		74,606	80,198
Total liabilities	2,488	3,026	42,953	(b)	85,704	134,171	4,123	3,134	48,612	(b)	87,145	143,014
Equity	48,608	15,896	81,635		(10,644)	135,495	82,534	57,476	80,766		(9,086)	211,690
Our investment in real estate ventures:
Our share of their equity(c)	24,304	7,948	20,412		12,495	65,159	41,267	28,738	20,191		14,075	104,271
Unrecognized deferred gain(d)	—	—	—		(936)	(936)	(2,190)	—	—		(915)	(3,105)

Investment in real estate ventures	$24,304	$7,948	$20,412		$11,559	$64,223	$39,077	$28,738	$20,191		$13,160	$101,166

Combined summarized income statement information for our ventures accounted for using the equity method follows:

	For the Year
	2011	2010	2009
	(In thousands)
Revenues:
CL Realty	$9,141	$28,663	$2,760
Temco	653	2,180	1,420
Palisades West	16,230	13,588	12,496
Other ventures	14,850	12,074	7,659

Total	$40,874	$56,505	$24,335

Earnings (loss):
CL Realty(e)	$(22,832)	$228	$(8,500)
Temco(f)	(42,242)	210	(2,728)
Palisades West	5,858	4,668	4,626
Other ventures(g)	(195)	(17,421)	(2,629)

Total	$(59,411)	$(12,315)	$(9,231)

Our equity in their earnings (loss):
CL Realty	$(11,416)	$114	$(4,250)
Temco	(21,121)	105	(1,364)
Palisades West	1,464	1,167	1,156
Other ventures(c)	(360)	(1,554)	(3,313)
Recognition of deferred gain(d)	2,224	4,869	—

Total	$(29,209)	$4,701	$(7,771)

(a)	Total includes current maturities of $71,816,000 at year-end 2011, of which $43,144,000 is non-recourse to us and $75,121,000 at year-end 2010, of which $43,166,000 is non-recourse to us.

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

(d)

Represents deferred gains on real estate contributed by us to ventures. We recognize the gains as real estate is sold to third parties. The deferred gains are reflected as a reduction to our investment in unconsolidated ventures. As a result of entering into an agreement to acquire certain of the venture’s real estate assets, in 2011, we offset the remaining $2,164,000 in deferred gains related to CL Realty against our share of the venture’s 2011 loss. Please read Note 23 for additional information. In 2010, we recognized about $4,869,000 in gains previously deferred by us as CL Realty sold about 625 acres in 2010 to a third party for $20,250,000.

(e)

In 2011, CL Realty’s loss includes non-cash impairment charges of $25,750,000, of which, $23,255,000 relates to additional non-cash impairments associated with real estate assets to be sold in 2012. Please read Note 23 for additional information. In 2010, CL Realty’s earnings include impairment charges of $4,458,000 principally related to a commercial real estate project located near the Texas gulf coast. In 2009, CL Realty’s loss includes impairment charges of $3,300,000 related to two residential real estate projects located in Tampa, Florida and an impairment charge of $5,238,000 related to an equity investment in an unconsolidated venture.

(f)

In 2011, Temco’s loss includes non-cash impairment charges of $41,226,000, of which, $21,426,000 principally relates to additional non-cash impairments associated with real estate assets to be sold in 2012. Please read Note 23 for additional information. In 2009, Temco Associates’ loss includes an impairment charge of $1,263,000 related to a residential real estate project located in Atlanta, Georgia.

(g)

In 2010, other ventures loss includes a $13,061,000 loss on sale of a golf course and country club property in Denton, Texas. This loss did not impact our equity in the earnings (loss) of this venture as we exclude losses that exceed our investment where we are not obligated to provide additional equity.

In 2011, we invested $2,007,000 in these ventures and received $9,664,000 in distributions; in 2010, we invested $3,291,000 in these ventures and received $16,458,000 in distributions; and in 2009, we invested $2,875,000 in these ventures and received $4,056,000 in distributions. Distributions include both return of investments and distributions of earnings.

At year-end 2011, we participate in three partnerships that have total assets of $49,799,000 and total liabilities of $79,623,000, which includes $63,353,000 of borrowings classified as current maturities. These partnerships are managed by third parties who intend to extend or refinance these borrowings; however, there is no assurance that this can be done. Although these borrowings are guaranteed by third parties, we may under certain circumstances elect or be required to provide additional equity to these partnerships. We do not believe that the ultimate resolution of these matters will have a significant effect on our earnings or financial position. Our investment in these partnerships is $2,108,000 at year-end 2011. These three partnerships are variable interest entities. Please read Note 18 for additional information.

We provide development services for some of these ventures for which we receive fees. Fees for these services were $912,000 in 2011, $1,091,000 in 2010 and $45,000 in 2009 and are included in real estate and mineral revenues. In 2010, we received fees of $1,013,000 related to the sale of approximately 625 acres by CL Realty for marketing the property and closing the transaction on behalf of the venture.

Note 8 — Receivables

Receivables consist of:

	At Year-End
	2011	2010
	(In thousands)
Non-performing loan	$20,666	$—
Notes receivable, average interest rate of 7.16% at year-end 2011 and 7.93% at year-end 2010	1,817	1,057
Due from qualified intermediary	—	1,347
Receivables and accrued interest	860	1,155

	23,343	3,559
Allowance for bad debts	(62)	(144)

	$23,281	$3,415

In 2011, we acquired a non-performing loan from a financial institution for $21,137,000. The original loan commitment was $38,000,000 and the outstanding balance is about $34,791,000. The loan matured in February 2010. The note is secured by a lien on approximately 900 acres of developed and undeveloped real estate located near Houston, Texas designated for single-family residential and commercial development. We are not currently accruing interest and have not recorded any accretable yield due to the non-performing status of the loan. We cannot estimate the anticipated future cash flows because the borrower is in bankruptcy. In 2011, we received $471,000 in payments and accounted for these receipts as a reduction of the carrying value of the non-performing loan.

Notes receivable generally are secured by a deed of trust and generally due within three years.

Receivables and accrued interest principally include miscellaneous operating receivables arising in the normal course of business.

Note 9 — Debt

Debt consists of:

	At Year-End
	2011	2010
	(In thousands)
Senior secured credit facility
Term loan facility — average interest rate of 6.50% at year-end 2011 and year-end 2010	$130,000	$125,000
Revolving line of credit	—	—
Secured promissory notes — average interest rates of 4.34% at year-end 2011 and 4.51% at year-end 2010	41,900	41,716
Other indebtedness due through 2017 at variable and fixed interest rates ranging from 5.00% to 8.00%	49,687	54,873

	$221,587	$221,589

Our debt agreements contain financial covenants customary for such agreements including minimum levels of interest coverage and limitations on leverage. At year-end 2011, we were in compliance with the financial covenants of these agreements.

In 2011, we supplemented and amended our senior secured credit facility to provide us with, among other matters, additional flexibility with respect to the borrowing base, collateral coverage and leverage requirements. As a result, we increased our unused borrowing capacity and extended the maturity of our revolving line of credit by one year.

At year-end 2011, our senior secured credit facility provides for a $130,000,000 term loan maturing August 6, 2015 and a $200,000,000 revolving line of credit maturing August 6, 2014. The term loan and the revolving line of credit may be prepaid at any time without penalty. The revolving line of credit includes a $100,000,000 sublimit for letters of credit, of which $2,318,000 is outstanding at year-end 2011. Total borrowings under our senior secured credit facility (including the face amount of letters of credit) may not exceed a borrowing base formula. At year-end 2011, we had $156,128,000 in net unused borrowing capacity under our senior credit facility.

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

At year-end 2011, secured promissory notes include a $26,500,000 non-recourse loan collateralized by a 401 unit multifamily project located in Houston with a carrying value of $46,659,000. This secured promissory note includes a prepayment penalty for payments prior to July 1, 2017 and no prepayment penalty thereafter. The prepayment penalty is based on the difference between the fixed annual note rate of 4.94 percent and the assumed reinvestment rate based on the five year treasury constant maturity rate. In addition, in third quarter 2011, we borrowed $15,400,000 which is secured by a 413 guest room hotel located in Austin with a carrying value of $21,196,000. This financing replaced debt retired in second quarter 2011.

At year-end 2011, other indebtedness, principally non-recourse, is collateralized by entitled, developed and under development projects with a carrying value of $111,729,000. Please read Schedule III for additional information.

At year-end 2011, we have $8,364,000 in unamortized deferred fees which are included in other assets. Amortization of deferred financing fees was $2,881,000 in 2011, $4,106,000 in 2010 and $5,205,000 in 2009 and is included in interest expense.

In 2010, other indebtedness decreased by $13,207,000 due to lender foreclosure of a lien on a condominium property in Austin, Texas owned by a consolidated variable interest entity. Please read Note 18 for additional information.

Debt maturities during the next five years are: 2012 — $4,953,000; 2013 — $8,249,000; 2014 — $47,068,000; 2015 — $131,275,000; 2016 — $2,125,000 and thereafter — $27,917,000.

Note 10 — Fair Value

Non-financial assets measured at fair value on a non-recurring basis principally include real estate assets, assets held for sale, goodwill and intangible assets, which are measured for impairment. In 2011 and 2010, certain real estate assets were remeasured and reported at fair value due to events or circumstances that indicated the carrying value may not be recoverable. We determined estimated fair value based on the present value of future probability weighted cash flows expected from the sale of the long-lived asset or based on a third-party appraisal of current value. As a result, we recognized non-cash asset impairments of $11,525,000 in 2011 and $9,042,000 in 2010 associated with our owned and consolidated projects. The carrying value of these assets may have subsequently increased or decreased from the fair value reflected due to activity that has occurred since the measurement date.

	Year-End 2011				Year-End 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Non-Financial Assets and Liabilities:
Real estate	$—	$—	$24,161	$24,161	$—	$—	$10,386	$10,386

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

Information about our fixed rate financial instruments not measured at fair value follows:

	Year-End 2011		Year-End 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Technique
	(In thousands)
Fixed rate debt	$(29,931)	$(32,478)	$(29,931)	$(30,164)	Level 2

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

As a result of the 2007 spin-offs from Temple-Inland, at year-end 2011, personnel of Temple-Inland and the other spin-off entity held 18,000 awards that will be settled in shares of our common stock and options to purchase 1,107,000 shares of our common stock. The options, all of which are exercisable, have a weighted average exercise price of $21.61 and a weighted average remaining contractual term of three years. At year-end 2011, the options have an aggregate intrinsic value of $922,000.

Note 12 — Other Comprehensive Income

Other comprehensive income consists of:

	For the Year
	2011	2010	2009
	(In thousands)
Consolidated net income	$9,241	$5,834	$61,574
Change in fair value of interest rate swap agreement (matured in 2010)	—	393	1,546
Income tax effect of change in fair value	—	(137)	(542)

Other comprehensive income	9,241	6,090	62,578
Less: Comprehensive income attributable to noncontrolling interests	(2,087)	(709)	(2,467)

Other comprehensive income attributable to Forestar Group Inc.	$7,154	$5,381	$60,111

Note 13 — Net Income per Share

Earnings available to common shareholders and weighted average common shares outstanding used to compute earnings per share were:

	For the Year
	2011	2010	2009
	(In thousands)
Earnings available to common shareholders:
Consolidated net income	$9,241	$5,834	$61,574
Less: Net income attributable to noncontrolling interest	(2,087)	(709)	(2,467)

Net income attributable to Forestar Group Inc.	$7,154	$5,125	$59,107

Weighted average common shares outstanding — basic	35,413	35,893	35,890
Dilutive effect of stock options	142	196	94
Dilutive effect of restricted stock and restricted stock units	226	288	118

Weighted average common shares outstanding — diluted	35,781	36,377	36,102

Anti-dilutive awards excluded from diluted weighted average shares outstanding	2,008	1,574	1,812

Note 14 — Income Taxes

Income tax expense consists of:

	For the Year
	2011	2010	2009
	(In thousands)
Current tax provision:
U.S. Federal	$(27,442)	$(7,582)	$(51,210)
State and other	(3,013)	(1,252)	(7,031)

	(30,455)	(8,834)	(58,241)
Deferred tax provision:
U.S. Federal	26,264	6,084	21,639
State and other	1,170	280	969

	27,434	6,364	22,608

Income tax expense	$(3,021)	$(2,470)	$(35,633)

Our income tax expense reflects a benefit of $901,000 in 2009 from a federal income tax rate change for qualified timber gains pursuant to the Food, Conservation and Energy Act of 2008.

A reconciliation of the federal statutory rate to the effective income tax rate on continuing operations follows:

	For the Year
	2011	2010	2009
Federal statutory rate	35%	35%	35%
State, net of federal benefit	10	8	4
Noncontrolling interests	(6)	(3)	(1)
Charitable contributions	(6)	(5)	—
Compensation	—	3	—
Percentage depletion	(8)	(10)	—
Qualified timber gains	—	—	(1)
Other	—	2	—

Effective tax rate	25%	30%	37%

Significant components of deferred taxes are:

	At Year-End
	2011	2010
	(In thousands)
Deferred Tax Assets:
Real estate	$74,970	$57,419
Employee benefits	11,284	10,686
Accruals not deductible until paid	1,113	1,013

Gross deferred tax assets	87,367	69,118
Deferred Tax Liabilities:
Undeveloped land	(8,479)	(14,174)
Income producing properties	(4,093)	(5,069)
Timber	(1,853)	(2,734)

Gross deferred tax liabilities	(14,425)	(21,977)

Net Deferred Tax Asset	$72,942	$47,141

In 2010, deferred tax liabilities associated with income producing properties increased principally due to the deferral under IRC Section 1031 of about $20,700,000 in gains from the sale of timber and timberland. We used $23,045,000 of the proceeds held by a qualified intermediary and $26,500,000 of non-recourse borrowings to fund the acquisition of a 401 unit, Class A multifamily property. These transactions resulted in a deferred tax liability of $7,448,000.

We file income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. In 2011, the Internal Revenue Service (IRS) completed its examination of our 2008 and 2007 (one day of operations) federal income tax returns. No changes were made to these returns as a result of the examination.

Prior to our spin-off, we were included in Temple-Inland’s consolidated income tax returns. In conjunction with our spin-off, we entered into an agreement with Temple-Inland whereby we agreed to indemnify Temple-Inland for any adjustments related to our tax positions reported in their pre-spin income tax returns. With few exceptions, we are no longer subject to U.S. federal or state income tax examinations by tax authorities for years prior to 2006. In 2009, Temple-Inland informed us that the IRS began an examination of its 2007 and 2006 federal income tax returns. This examination is still in process as of year-end 2011 but we were informed that the IRS has not proposed any adjustments affecting our reported tax positions.

A reconciliation of the beginning and ending amount of tax benefits not recognized for book purposes is as follows:

	At Year-End
	2011	2010	2009
	(In thousands)
Balance at beginning of year	$7,394	$7,441	$—
Additions based on tax positions related to the current year	—	—	7,441
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	(1,563)	(47)	—
Settlements	—	—	—

Balance at end of year	$5,831	$7,394	$7,441

At year-end 2011, 2010 and 2009, there were $5,831,000, $6,019,000 and 6,066,000 of tax benefits not recognized for book purposes that would affect the annual effective tax rate, if recognized.

We recognize interest accrued related to unrecognized tax benefits in income tax expense. In 2011, 2010 and 2009, we recognized approximately $41,000, $133,000 and $96,000 in interest. At year-end 2011, 2010 and 2009, we have $269,000, $229,000 and $96,000 of accrued interest and no penalties.

Note 15 — Litigation and Environmental Contingencies

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

Environmental remediation liabilities arise from time to time in the ordinary course of doing business, and we believe we have established adequate reserves for any probable losses that we can reasonably estimate. We own 288 acres near Antioch, California, portions of which were sites of a former Temple-Inland paper manufacturing operation that are in remediation. We have received certificates of completion on all but 80 acres, a portion of which includes subsurface contamination. In 2011, we increased our reserves for environmental remediation by $2,500,000 due to additional testing and remediation requirements by the state regulatory agencies. We estimate the cost to complete remediation activities will be approximately $2,451,000, which is included in other accrued expenses. It is possible that remediation or monitoring activities could be required in addition to those included within our estimate, but we are unable to determine the scope, timing or extent of such activities.

Note 16 — Commitments and Other Contingencies

We lease timberland, facilities and equipment under non-cancelable long-term operating lease agreements. In addition, we have various obligations under other office space and equipment leases of less than one year. Lease expense on timberland was $349,000 in 2011, $289,000 in 2010 and $366,000 in 2009. Rent expense on facilities and equipment was $2,000,000 in 2011, $2,048,000 in 2010 and $1,982,000 in 2009. Future minimum rental commitments under non-cancelable operating leases having a remaining term in excess of one year are: 2012 — $2,531,000; 2013 — $2,424,000; 2014 — $2,114,000; 2015 — $2,072,000; 2016 — $1,851,000 and thereafter —$10,718,000.

We have 14 years remaining on a 65-year timber lease of over 16,000 acres. At year-end 2011, the remaining contractual obligation for this lease is $10,224,000.

In 2008, we entered into a 10-year operating lease for approximately 32,000 square feet in Austin, Texas, which we occupy as our corporate headquarters. This lease contains predetermined fixed increases of the minimum rental rate during the initial lease term and a construction allowance for leasehold improvements. The remaining contractual obligation for this lease is $8,839,000.

In connection with our unconsolidated venture operations, we have provided performance bonds and letters of credit aggregating $1,428,000 at year-end 2011. Generally these performance bonds and letters of credit would be drawn on due to lack of specific performance by the ventures, such as failure to deliver streets and utilities in accordance with local codes and ordinances.

Temple-Inland has received a private letter ruling from the Internal Revenue Service that our 2007 spin-off qualifies for tax-free treatment under applicable sections of the Internal Revenue Code, and has also received an opinion of tax counsel that the spin-off so qualifies. However, if the spin-off fails to qualify for tax-free treatment, under the tax matters agreement between Temple-Inland and us we may be required to indemnify Temple-Inland against any tax resulting from the distribution of our shares of stock to the extent that such tax resulted from any of our representations or undertakings being incorrect or violated.

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

We evaluate performance based on segment earnings (loss) before unallocated items and income taxes. Segment earnings (loss) consist of operating income, equity in earnings (loss) of unconsolidated ventures and net (income) loss attributable to noncontrolling interests. Items not allocated to our business segments consist of general and administrative expense, share-based compensation, gain on sale of assets, interest expense and other non-operating income and expense. The accounting policies of the segments are the same as those described in the accounting policy note to the consolidated financial statements. Our revenues are derived from our U.S. operations and all of our assets are located in the U.S. In 2011, revenues of $17,980,000 from one customer of our real estate segment exceeded 10 percent of our total revenues as result of selling about 9,700 acres of undeveloped land from our retail sales program.

	Real Estate	Mineral Resources	Fiber Resources	Items Not Allocated to Segments		Total
	(In thousands)
For the year or at year-end 2011:
Revenues	$106,168	$24,584	$4,821	$—		$135,573
Depreciation, depletion and amortization	5,729	339	39	3,705		9,812
Equity in earnings (loss) of unconsolidated ventures	(30,626)	1,394	23	—		(29,209)
Income (loss) before taxes	(25,704)	16,023	1,893	17,963	(a)	10,175
Total assets	659,802	16,199	14,444	104,412		794,857
Investment in unconsolidated ventures	64,223	—	—	—		64,223
Capital expenditures (b)	739	4,796	47	766		6,348
For the year or at year-end 2010:
Revenues	$68,269	$24,790	$8,301	$—		$101,360
Depreciation, depletion and amortization	3,089	333	39	5,553		9,014
Equity in earnings of unconsolidated ventures	2,629	2,072	—	—		4,701
Income (loss) before taxes	(4,634)	22,783	5,058	(15,612	)(a)	7,595
Total assets	668,689	13,399	18,258	88,978		789,324
Investment in unconsolidated ventures	101,166	—	—	—		101,166
Capital expenditures (b)	2,392	49	3	258		2,702

For the year or at year-end 2009:
Revenues	$94,436	$36,256	$15,559	$—		$146,251
Depreciation, depletion and amortization	2,167	253	35	7,331		9,786
Equity in earnings (loss) of unconsolidated ventures	(8,161)	390	—	—		(7,771)
Income before taxes	3,182	32,370	9,622	49,566	(a)	94,740
Total assets	654,250	1,356	20,088	109,040		784,734
Investment in unconsolidated ventures	109,597	—	—	—		109,597
Capital expenditures (b)	5,368	1,284	120	523		7,295

(a)	Items not allocated to segments consist of:

	For the Year
	2011	2010	2009
	(In thousands)
General and administrative expense	$(20,110)	$(17,341)	$(22,399)
Share-based compensation expense	(7,067)	(11,596)	(11,998)
Gain on sale of assets	61,784	28,607	104,047
Interest expense	(17,012)	(16,446)	(20,459)
Other non-operating income	368	1,164	375

	$17,963	$(15,612)	$49,566

(b)	Consists of expenditures for property and equipment and reforestation.

In 2011, general and administrative expense includes $3,187,000 associated with proposed private debt offerings that we withdrew as a result of deterioration of terms available to us in the credit markets. Share-based compensation decreased principally as a result of a decline in our stock price and its impact on cash-settled awards. Gain on sale of assets represents the sale of about 57,000 acres of timberland in Georgia, Alabama and Texas for $87,061,000 in accordance with our 2009 strategic initiatives, which we completed in 2011.

In 2010, gain on sale of assets represents the sale of over 24,000 acres of timberland in Georgia, Alabama and Texas for $38,778,000 in accordance with our 2009 strategic initiatives. Interest expense decreased principally due to lower interest rates as a result of the maturity of our interest rate swap agreement and decreased amortization of prepaid loan fees.

In 2009, general and administrative expenses include about $3,200,000 paid to outside advisors regarding an evaluation by our Board of Directors of an unsolicited shareholder proposal and a $2,213,000 impairment charge related to our undivided 15 percent interest in corporate aircraft contributed to us by Temple-Inland at spin-off.

In 2009, gain on sale of assets represents the sale of about 95,000 acres of timber and timberland in Georgia and Alabama for $158,603,000 in accordance with our 2009 strategic initiatives.

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

At year-end 2011, we are the primary beneficiary of two VIEs that we consolidate. We have provided the majority of equity to these VIEs, which absent our contributions or advances do not have sufficient equity to fund their operations. We have the authority to approve project budgets and the issuance of additional debt. At year-end 2011, our consolidated balance sheet includes $15,109,000 in assets, principally real estate, and $2,893,000 in liabilities, principally debt, related to these two VIEs. In 2011, we contributed or advanced $3,252,000 to these VIEs. In 2010, real estate assets decreased by $11,865,000, debt decreased by $13,207,000 and other liabilities increased by $1,342,000 due to lender foreclosure of a lien on property owned by one of these VIEs. In 2011, our earnings benefited from a $1,342,000 reallocation of a previously recognized loss related to foreclosure of a lien on property in the above VIE. Based on our access to new information, we determined this loss and related liability should be allocated from us to the noncontrolling financial interests as we believe the likelihood we will be subject to any potential lender liabilities is remote. In addition, in 2011, we were released from liability due to settled litigation related to this property and as result, our earnings benefited from the reversal of $1,741,000 in liabilities.

Also at year-end 2011, we are not the primary beneficiary of three VIEs that we account for using the equity method. The unrelated managing partners oversee the day-to-day operations and guarantee some of the debt of the VIEs while we have the authority to approve project budgets and the issuance of additional debt. Although some of the debt is guaranteed by the managing partners, we may under certain circumstances elect or be required to provide additional funds to these VIEs. At year-end 2011, these three VIEs have total assets of $49,799,000, substantially all of which represent developed and undeveloped real estate and total liabilities of $79,623,000, which includes $63,353,000 of borrowings classified as current maturities. These amounts are included in other ventures in the combined summarized balance sheet information for ventures accounted for using the equity method in Note 7. At year-end 2011, our investment in these three VIEs is $2,108,000 and is included in investment in unconsolidated ventures. In 2011, we contributed or advanced $188,000 to these VIEs. Our maximum exposure to loss related to these VIEs is estimated at $35,616,000, which exceeds our investment as we have a nominal general partner interest in two of these VIEs and could be held responsible for their liabilities. The maximum exposure to loss represents the maximum loss that we could be required to recognize assuming all the ventures’ assets (principally real estate) are worthless, without consideration of the probability of a loss or of any actions we may take to mitigate any such loss.

Note 19 — Share-Based Compensation

Share-based compensation expense consists of:

	For the Year
	2011	2010	2009
	(In thousands)
Cash-settled awards	$1,095	$6,023	$8,174
Equity-settled awards	941	—	—
Restricted stock	2,505	3,461	1,741
Stock options	2,526	2,112	2,083

	$7,067	$11,596	$11,998

Share-based compensation expense is included in:

	For the Year
	2011	2010	2009
	(In thousands)
General and administrative	$3,216	$5,240	$7,527
Other operating	3,851	6,356	4,471

	$7,067	$11,596	$11,998

In 2011, share-based compensation decreased as a result of a decline in our stock price and its impact on cash-settled awards.

The fair value of awards granted to retirement-eligible employees and expensed at the date of grant was $654,000 in 2011, $286,000 in 2010 and $183,000 in 2009. Unrecognized share-based compensation expense related to non-vested equity-settled awards, restricted stock and stock options is $7,363,000 at year-end 2011. The weighted average period over which this amount will be recognized is estimated to be two years. We did not capitalize any share-based compensation in 2011, 2010 or 2009.

In 2011 and 2010, we withheld 87,357 and 3,247 shares having a value of $1,547,000 and $61,000 in connection with vesting of restricted stock awards and exercises of stock options. These shares are accounted for as treasury stock and are reflected in financing activities in our consolidated statements of cash flows.

A summary of awards granted under our 2007 Stock Incentive Plan follows:

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

Cash-settled awards granted to our directors in the form of restricted stock units are fully vested at the time of grant and payable upon retirement.

The following table summarizes the activity of cash-settled restricted stock unit awards in 2011:

	Equivalent Units	Weighted Average Grant Date Fair Value
	(In thousands)	(Per unit)
Non-vested at beginning of period	376	$11.88
Granted	171	17.89
Vested	(88)	17.20
Forfeited	(10)	11.55

Non-vested at end of period	449	$13.13

The weighted average grant date fair value of our non-vested cash-settled restricted stock unit awards at year-end 2010 was $11.88 for 376,000 equivalent units and at year-end 2009 was $9.43 for 268,000 equivalent units.

The following table summarizes the activity of cash-settled stock appreciation rights in 2011:

	Rights Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (Current Value Less Exercise Price)
	(In thousands)	(Per share)	(In years)	(In thousands)
Balance at beginning of period	909	$11.28	8	$7,289
Granted	—	—
Exercised	(14)	9.29
Forfeited	—	—

Balance at end of period	895	$11.31	7	$3,986

Exercisable at end of period	393	$10.49	7	$1,970

The weighted average exercise price of our cash-settled stock appreciation rights at year-end 2010 was $11.28 for 909,000 awards and at year-end 2009 was $9.29 for 736,000 awards.

The fair value of awards settled in cash was $197,000 in 2011, $751,000 in 2010 and $23,000 in 2009. At year-end 2011, the fair value of vested cash-settled awards is $15,034,000 and is included in other liabilities. The aggregate current value of non-vested awards is $8,802,000 at year-end 2011 based on a year-end stock price of $15.13.

Equity-settled awards

Equity-settled awards granted to our employees include restricted stock units (RSU), which vest over or after three years from the date of grant, and beginning first quarter 2011, market-leveraged stock units (MSU), which vest after three years. The following table summarizes the activity of equity-settled awards in 2011:

		Weighted
	Equivalent Units	Average Grant
		Date Fair Value
	(In thousands)	(Per unit)
Non-vested at beginning of period	—	$—
Granted	160	20.73
Vested	—	—
Forfeited	(1)	18.59

Non-vested at end of period	159	$20.74

In 2011, we granted 124,700 MSU awards. These awards will be settled in common stock based upon our stock price performance over three years from the date of grant. The number of shares to be issued could range from a high of 187,050 shares if our stock price increases by 50 percent or more, to a low of 62,350 shares if our stock price decreases by 50 percent, or could be zero if our stock price decreases by more than 50 percent, the minimum threshold performance. MSU awards are valued using a Monte Carlo simulation pricing model, which includes expected stock price volatility and risk-free interest rate assumptions. Compensation expense is recognized regardless of achievement of performance conditions, provided the requisite service period is satisfied.

Unrecognized share-based compensation expense related to non-vested equity-settled awards is $2,215,000 at year-end 2011. The weighted average period over which this amount will be recognized is estimated to be two years.

Restricted stock

Restricted stock awards vest either ratably over or after three years, generally if we achieve a minimum one percent annualized return on assets over such three-year period. The following table summarizes the activity of restricted stock awards in 2011:

		Weighted
	Restriced Shares	Average Grant
		Date Fair Value
	(In thousands)	(Per unit)
Non-vested at beginning of period	636	$17.56
Granted	40	13.89
Vested	(275)	20.71
Forfeited	(2)	17.80

Non-vested at end of period	399	$15.02

The weighted average grant date fair value of our non-vested restricted stock awards at year-end 2010 was $17.56 for 636,000 non-vested restricted shares and at year-end 2009 was $17.43 for 331,000 non-vested restricted shares.

Unrecognized share-based compensation expense related to non-vested restricted stock awards is $2,525,000 at year-end 2011. The weighted average period over which this amount will be recognized is estimated to be one year.

Stock options

Stock options have a ten-year term, generally become exercisable ratably over four years and provide for accelerated or continued vesting upon retirement, death, disability or if there is a change in control. Options were granted with an exercise price equal to the market value of our stock on the date of grant. The following table summarizes the activity of stock option awards in 2011:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (Current Value Less Exercise Price)
	(In thousands)	(Per share)	(In years)	(In thousands)
Balance at beginning of period	957	$23.45	8	$1,890
Granted	327	18.59
Exercised	—	—
Forfeited	—	—

Balance at end of period	1,284	$22.22	7	$944

Exercisable at end of period	646	$25.58	6	$472

We estimate the fair value of stock options using the Black-Scholes option pricing model and the following assumptions:

	For the Year
	2011	2010	2009
Expected stock price volatility	56.2%	51.0%	41.8%
Risk-free interest rate	2.4%	2.3%	1.8%
Expected life of options (years)	6	6	6
Weighted average estimated fair value of options at grant date	$10.11	$8.98	$3.94

We have limited historical experience as a stand-alone company so we utilized alternative methods in determining our valuation assumptions. The expected life was based on the simplified method utilizing the midpoint between the vesting period and the contractual life of the awards. In 2011, the expected stock price volatility was based on a blended rate utilizing our historical volatility and historical prices of our peers’ common stock for a period corresponding to the expected life of the options. In 2010 and 2009, the expected stock price volatility was based on historical prices of our peers’ common stock for a period corresponding to the expected life of the options. Pre-vesting forfeitures are estimated based upon the pool of participants and their expected activity and historical trends.

Unrecognized share-based compensation expense related to non-vested stock options is $2,623,000 at year-end 2011. The weighted average period over which this amount will be recognized is estimated to be two years.

Pre-Spin Awards

Certain of our employees participated in Temple-Inland’s share-based compensation plans. In conjunction with our 2007 spin-off, these awards were equitably adjusted into separate awards of the common stock of Temple-Inland and the spin-off entities.

Stock options have a ten-year term, generally become exercisable ratably over four years and provide for accelerated or continued vesting upon retirement, death, disability or if there is a change in control. A summary of stock option awards outstanding year-end 2011 follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (Current Value Less Exercise Price)
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding and exercisable on Forestar stock	71	$22.86	4	$69
Outstanding and exercisable on Temple-Inland stock	102	$20.74	4	1,116

				$1,185

The intrinsic value of options exercised was $766,000 in 2011, $578,000 in 2010 and $287,000 in 2009.

Note 20 — Retirement Plans

Our defined contribution retirement plans include a 401(k) plan, which is funded, and a supplemental plan for certain employees, which is unfunded. The expense of our defined contribution retirement plans was $924,000 in 2011, $679,000 in 2010 and $717,000 in 2009. The unfunded liability for our supplemental plan was $369,000 at year-end 2011 and $305,000 at year-end 2010, and $205,000 at year-end 2009 and is included in other liabilities.

Note 21 — Supplemental Oil and Natural Gas Disclosures (Unaudited)

The following unaudited information regarding our oil and natural gas reserves has been prepared and is presented pursuant to requirements of the Securities and Exchange Commission (SEC) and the Financial Accounting Standards Board (FASB).

We lease our mineral interests, principally in Texas and Louisiana, to third-party entities for the exploration and production of oil and natural gas. When we lease our mineral interests, we may negotiate a lease bonus payment and we retain a royalty interest and may take an additional participation in production, including a non-operating working interest in which we pay a share of the costs to drill, complete and operate a well and receive a proportionate share of the production revenues. We are also taking steps to become an operator with respect to oil and natural gas drilling and producing activities.

We engaged independent petroleum engineers, Netherland, Sewell & Associates, Inc., to prepare estimates of our proved developed oil and natural gas reserves, all of which are located in the U.S., and future net cash flows as of year-end 2011, 2010 and 2009. These estimates were based on the economic and operating conditions existing at year-end 2011, 2010 and 2009. Proved developed reserves are those quantities of petroleum from existing wells and facilities, which by analysis of geosciences and engineering data, can be estimated with reasonable certainty to be commercially recoverable, from a given date forward for known reservoirs and under defined economic conditions, operating methods and government regulations. This reserve information does not include estimates of reserves and future cash flows associated with proved undeveloped reserves or any potential value related to our over 563,000 undeveloped mineral acres because, at year-end 2011, we are solely royalty and minority non-operating working interest owners and as a result we do not determine whether or when undeveloped reserves will be converted to developed reserves.

In December 2009, we adopted revised oil and natural gas reserve estimation and disclosure requirements to conform to the SEC “Modernization of Oil and Gas Reporting” rules. The SEC rules require disclosure of proved reserves using the twelve-month average beginning-of-month price (which we refer to as the average price) for the year. These same average prices are also used in calculating the amount of (and changes in) future net cash inflows related to the standardized measure of discounted future net cash flows.

For 2011, 2010 and 2009, the average price per barrel of oil based on the West Texas Intermediate Crude price is $92.71, $75.96 and $57.65 and the average price per MMBTU of natural gas based on the Henry Hub spot market is $4.12, $4.38 and $3.87. All prices were adjusted for quality, transportation fees and regional price differentials.

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

Estimated Quantities of Proved Developed Oil and Natural Gas Reserves

Estimated quantities of proved developed oil and natural gas reserves are summarized as follows:

	Net Reserves
	Oil	Natural Gas
	(Barrels)	(Mcf)
	(In thousands)
Consolidated entities:
Year-end 2008	457	7,538
Revisions of previous estimates	171	(484)
Extensions and discoveries	59	1,018
Production	(107)	(1,412)

Year-end 2009	580	6,660
Revisions of previous estimates	123	709
Extensions and discoveries	21	514
Production	(115)	(1,224)

Year-end 2010	609	6,659
Revisions of previous estimates	197	3
Extensions and discoveries	410	2,670
Production	(152)	(1,129)

Year-end 2011	1,064	8,203

Our share of ventures accounted for using the equity method:
Year-end 2008	—	125
Revisions of previous estimates	—	2
Extensions and discoveries	—	2,463
Production	—	(82)

Year-end 2009	—	2,508
Revisions of previous estimates	—	1,041
Extensions and discoveries	—	895
Production	—	(573)

Year-end 2010	—	3,871
Revisions of previous estimates	—	(95)
Extensions and discoveries	—	—
Production	—	(493)

Year-end 2011	—	3,283

Total consolidated and our share of equity method ventures:
Year-end 2009	580	9,168
Year-end 2010	609	10,530
Year-end 2011	1,064	11,486

We do not have any estimated reserves of synthetic oil, synthetic natural gas or products of other non-renewable natural resources that are intended to be upgraded into synthetic oil and natural gas.

In 2011, increases in oil prices accounted for about 28,000 barrels of the upward revisions in oil reserves for our consolidated entities. The remaining upward revisions to oil reserves were attributable to continued improved response from a steam injection program, improved operational efficiencies from water drive reservoirs, improved performance of recently completed oil wells and generally from improved production performances as a result of more efficient operations driven by higher oil prices.

In 2010, increases in oil and natural gas prices accounted for about 27,000 barrels and about 475,000 Mcf of upward revisions in reserves for our consolidated entities. The remaining upward revisions to oil reserves were attributable to improved performance of natural water drive reservoirs, response from a lease steam injection program, a work-over and installation of gas lift valves on a high volume and high royalty interest well, improved performance from a well that came online in late 2009 and the associated natural gas liquids, reactivation of two abandoned oil wells, two recompletions, and generally from improved production performances as a result of more efficient operations driven by higher oil prices. The balance of the upward revisions to natural gas reserves is attributable to the associated natural gas from the upward revisions in oil reserves. For ventures accounted for by the equity method, increases in natural gas prices accounted for about 46,000 Mcf of the upward revisions in natural gas reserves and the remaining upward revisions in natural gas reserves are from better than expected performance from nine Barnett Shale wells that were classified as proved developed non-producing at year-end 2009. These long-lateral horizontal wells began production in first quarter 2010.

In 2009, the upward revision in oil reserves was predominately attributable to stimulation treatments to two existing wells, remedial work on a high volume oil well, improved performance from a change in the operating conditions of a natural water drive reservoir, addition of natural gas liquids reserves and reactivation of idle oil wells. The downward revision in natural gas reserves is largely due to accounting for consumption of natural gas in operations and sale of dry natural gas volumes. This consumption of natural gas, shrink of natural gas due to processing, and the amounts of natural gas liquids production and sales, were not known when estimating reserves for year-end 2008 as our new processes to obtain such information were not in place.

In 2011, 2010 and 2009, reserve additions from new wells drilled and completed during the year are shown for both consolidated entities and ventures accounted for using the equity method under extensions and discoveries. There were 36 new well additions in 2011, 22 new well additions in 2010 and 30 new well additions in 2009.

In 2009, the effect of applying twelve month average prices, versus 2009 year-end prices of $76.00 per barrel and $5.79 per MMBTU of natural gas, decreased net remaining reserve volumes by 8 percent of total proved reserves. We do not have any estimated reserves of synthetic oil, synthetic natural gas or products of other non-renewable natural resources that are intended to be upgraded into synthetic oil and natural gas.

Capitalized Cost Relating to Oil and Natural Gas Producing Activities

Capitalized cost related to our oil and natural gas producing activities are as follows:

	At Year-End
	2011	2010	2009
	(In thousands)
Consolidated entities:
Proved oil and natural gas properties	$4,002	$456	$450
Unproved oil and natural gas properties	714	—	—
Accumulated depreciation, depletion and amortization	(155)	(134)	(69)

Net capitalized costs	$4,561	$322	$381

We have not capitalized any costs for our share in ventures accounted for using the equity method. Proved oil and natural gas properties increased in 2011 due to our participation as a non-operating working interest owner in two wells. Unproved oil and natural gas properties increased as a result of our acquisition of unproved leasehold on approximately 13,000 net mineral acres in Alabama and Georgia. Accumulated depreciation, depletion and amortization represents our proportional share of exploration and development costs related to our non-operating working interest in wells that began production in 2009 and 2011.

Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development

Costs incurred in oil and natural gas property acquisition, exploration and development activities, whether capitalized or expensed, follows:

	For the Year
	2011	2010	2009
	(In thousands)
Consolidated entities:
Acquisition of properties	$714	$—	$—
Exploration costs	549	—	209
Development costs	3,597	5	215

Total cost incurred for consolidated entities	$4,860	$5	$424

We have not incurred any costs for our share in ventures accounted for using the equity method. Acquisition of properties represents unproved leasehold associated with 13,000 net mineral acres in Alabama and Georgia acquired in 2011. Development costs have increased due to our participation as a non-operating working interest owner in two wells during 2011.

Standardized Measure of Discounted Future Net Cash Flows

Estimates of future cash flows from proved developed oil and natural gas reserves are shown in the following table. Estimated income taxes are calculated by applying the appropriate tax rates to the estimated future pre-tax net cash flows less depreciation of the tax basis of properties and the statutory depletion allowance.

	At Year-End
	2011	2010	2009
	(In thousands)
Consolidated entities:
Future cash inflows	$142,043	$74,264	$57,416
Future production and development costs	(18,929)	(9,003)	(8,379)
Future income tax expenses	(38,681)	(20,570)	(15,362)

Future net cash flows	84,433	44,691	33,675
10% annual discount for estimated timing of cash flows	(31,735)	(17,881)	(12,537)

Standardized measure of discounted future net cash flows	$52,698	$26,810	$21,138

Our share in ventures accounted for using the equity method:
Future cash inflows	$12,346	$15,748	$8,265
Future production and development costs	(1,731)	(3,545)	(886)
Future income tax expenses	(3,154)	(3,542)	(2,333)

Future net cash flows	7,461	8,661	5,046
10% annual discount for estimated timing of cash flows	(3,953)	(4,334)	(2,374)

Standardized measure of discounted future net cash flows	$3,508	$4,327	$2,672

Total consolidated and our share of equity method ventures	$56,206	$31,137	$23,810

Future net cash flows were computed using prices used in estimating proved developed oil and natural gas reserves, year-end costs, and statutory tax rates (adjusted for tax deductions) that relate to proved developed oil and natural gas reserves.

Changes in the standardized measure of discounted future net cash flow follow:

	For the Year
	Consolidated	Our Share of Equity Method Ventures	Total
	(In thousands)

Year-end 2008	$21,885	$188	$22,073

Changes resulting from:
Net change in sales prices and production costs	(3,043)	(97)	(3,140)
Sales of oil and natural gas, net of production costs	(11,157)	(299)	(11,456)
Net change due to extensions and discoveries	4,139	3,844	7,983
Net change due to revisions of quantity estimates	5,693	1,169	6,862
Accretion of discount	2,408	21	2,429
Net change in income taxes	1,213	(2,154)	(941)

Aggregate change for the year	$(747)	$2,484	$1,737

Year-end 2009	$21,138	$2,672	$23,810

Changes resulting from:
Net change in sales prices and production costs	9,929	939	10,868
Sales of oil and natural gas, net of production costs	(12,690)	(2,104)	(14,794)
Net change due to extensions and discoveries	2,148	1,526	3,674
Net change due to revisions of quantity estimates	9,153	2,224	11,377
Accretion of discount	2,340	279	2,619
Net change in income taxes	(5,208)	(1,209)	(6,417)

Aggregate change for the year	$5,672	$1,655	$7,327

Year-end 2010	$26,810	$4,327	$31,137

Changes resulting from:
Net change in sales prices and production costs	8,476	153	8,629
Sales of oil and natural gas, net of production costs	(17,747)	(1,622)	(19,369)
Net change due to extensions and discoveries	32,671	—	32,671
Net change due to revisions of quantity estimates	17,586	(204)	17,382
Accretion of discount	3,013	466	3,479
Net change in income taxes	(18,111)	388	(17,723)

Aggregate change for the year	$25,888	$(819)	$25,069

Year-end 2011	$52,698	$3,508	$56,206

Results of Operations for Oil and Natural Gas Producing Activities

Our royalty interests are contractually defined and based on a percentage of production at prevailing market prices. We receive our percentage of production in cash. Our royalty revenues fluctuate based on changes in the market prices for oil and natural gas, the inevitable decline in production in existing wells, and other factors affecting the third-party oil and natural gas exploration and production companies, including the cost of development and production.

Information about the results of operations of our oil and natural gas interests follows:

	For the Year
	2011	2010	2009
	(In thousands)
Consolidated entities:
Royalty revenues	$19,239	$13,724	$11,910
Production costs	(1,492)	(1,032)	(753)
Exploration expenses	(549)	—	(100)
Depreciation, depletion, amortization	(337)	(334)	(253)
Oil and natural gas administrative expenses	(4,445)	(3,295)	(3,546)
Income tax expenses	(3,645)	(2,637)	(2,200)

Results of operations	$8,771	$6,426	$5,058

Our share in ventures accounted for using the equity method:(a)
Royalty revenues	$1,882	$2,359	$312
Production costs	(260)	(255)	(13)
Exploration expenses	—	—	—
Depreciation, depletion, amortization	—	—	—
Oil and natural gas administrative expenses	(228)	(70)	(18)
Income tax expenses	(400)	(605)	(84)

Results of operations	$994	$1,429	$197

Total results of operations	$9,765	$7,855	$5,255

(a)	Producing wells in ventures accounted for using the equity method began generating royalties in 2009.

Production costs represent our share of oil and natural gas production severance taxes and lease operating expenses.

Oil and natural gas produced and average unit prices related to our royalty and non-operating working interests follows:

	For the Year
	2011	2010	2009
Consolidated entities:
Oil production (barrels)	151,900	115,400	107,200
Average price per barrel	$96.84	$73.09	$56.85
Natural gas production (millions of cubic feet)	1,128.6	1,223.6	1,411.6
Average price per thousand cubic feet	$4.01	$4.32	$4.12

Our share of ventures accounted for using the equity method:
Natural gas production (millions of cubic feet)	493.4	572.8	82.1
Average price per thousand cubic feet	$3.81	$4.12	$3.80
Total consolidated and our share of equity method ventures:
Oil production (barrels)	151,900	115,400	107,200
Average price per barrel	$96.84	$73.09	$56.85
Natural gas production (millions of cubic feet)	1,622.0	1,796.4	1,493.7
Average price per thousand cubic feet	$3.95	$4.26	$4.10

Note 22 — Summary of Quarterly Results of Operations (Unaudited)

Summarized quarterly financial results for 2011 and 2010 follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
2011
Total revenues	$29,840	$25,485	$26,241	$54,007
Gross profit	18,629	14,405	12,928	22,646
Operating income (loss)	984	(2,927)	60,171	(113)
Equity in earnings (loss) of unconsolidated ventures	582	402	648	(30,841)
Income (loss) before taxes	(2,416)	(7,154)	56,574	(34,742)
Net income (loss) attributable to Forestar Group Inc.	(2,473)	(3,921)	36,428	(22,880)
Net income (loss) per share — basic	(0.07)	(0.11)	1.03	(0.65)
Net income (loss) per share — diluted	(0.07)	(0.11)	1.02	(0.65)
2010
Total revenues	$26,358	$28,137	$24,013	$22,852
Gross profit	15,214	16,032	15,210	6,682
Operating income (loss)	(571)	684	15,531	3,241
Equity in earnings of unconsolidated ventures	371	287	82	3,961
Income (loss) before taxes	(4,548)	(2,886)	11,946	3,792
Net income (loss) attributable to Forestar Group Inc.	(2,972)	(3,273)	8,922	2,448
Net income (loss) per share — basic	(0.08)	(0.09)	0.25	0.07
Net income (loss) per share — diluted	(0.08)	(0.09)	0.25	0.07

Note 23 — Subsequent Events

On January 20, 2012, we sold our 25% interest in Palisades West LLC to Dimensional Fund Advisors L.P. for approximately $32,095,000, resulting in a pre-tax gain of approximately $11,675,000.

On February 20, 2012, we entered into definitive agreements with CL Realty, L.L.C. and TEMCO Associates, LLC, as applicable, and Cousins Real Estate Corporation, to acquire the ventures’ entire interest in 17 residential and mixed-use real estate projects for an aggregate cash purchase price of $47,000,000. Accounting pronouncements require the ventures to carry the assets to be sold at their estimated fair values, which are the agreed upon sales prices. Accordingly, the ventures’ 2011 year-end operating results include $44,681,000 ($23,255,000 at CL Realty and $21,426,000 at TEMCO) of non-cash impairments related to entering into these agreements. Our share of these non-cash impairment charges was $22,341,000 ($11,628,000 at CL Realty and $10,713,000 at TEMCO) and is included in equity in earnings (loss) of unconsolidated ventures at year-end 2011.

Please read Note 7 for additional information about these ventures.

Forestar Group Inc.

Schedule III — Consolidated Real Estate and Accumulated Depreciation

Year-End 2011

(In thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at End of Period
Description	Encumbrances	Land	Buildings & Improvements	Improvements less Cost of Sales and Other	Carrying Costs(a)	Land & Land Improvements	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired

Entitled, Developed, and Under Development Projects:
CALIFORNIA
Contra Costa County
San Joaquin River		$12,225		$(3,430)		$8,795		$8,795
COLORADO
Douglas County
Pinery West		7,308		2,198		9,506		9,506		2006	2006
Weld County
Buffalo Highlands		3,001		582		3,583		3,583		2006	2005
Johnstown Farms		2,749		3,894	$188	6,831		6,831		2002	2002
Stonebraker		3,878		(1,282)		2,596		2,596		2005	2005
GEORGIA
Bartow County
Towne West		936		923		1,859		1,859
Euharlee North		269		138		407		407
Parkside at Woodbury		134		374		508		508
Coweta County
Cedar Creek Preserve		852		251		1,103		1,103
Corinth Landing		607		585		1,192		1,192
Coweta South Industrial Park		532		477		1,009		1,009
Fox Hall		166		2,239		2,405		2,405
Genesee		480		1,170		1,650		1,650
Dawson County, Georgia
Woodlands at Burt Creek		71		1,670		1,741		1,741
TEXAS
Bastrop County
Hunter’s Crossing		3,613		6,684	326	10,623		10,623		2001	2001
The Colony		8,726		13,339	161	22,226		22,226		1999	1999
Bexar County
Cibolo Canyons		25,569		53,377	1,485	80,431		80,431		2004	1986
Calhoun County
Caracol	$7,367	8,603		4,026	2,047	14,676		14,676		2006	2006
Harbor Mist		2,822				2,822		2,822			2007

Forestar Group Inc.

Schedule III — Consolidated Real Estate and Accumulated Depreciation

Year-End 2011

(In thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at End of Period
Description	Encumbrances	Land	Buildings & Improvements	Improvements less Cost of Sales and Other	Carrying Costs(a)	Land & Land Improvements	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
Collin County
Light Farms	$30,818	$30,102		$21,300		$51,402		$51,402		2000	2007
Maxwell Creek		9,904		(56)	$629	10,477		10,477		2000	2000
The Gables at North Hill		2,160		(2,223)	63	—		—		2004	2001
Timber Creek	3,431	7,282		2,971		10,253		10,253		2007	2007
Comal County
Oak Creek Estates		1,921		2,430	175	4,526		4,526		2006	2005
Dallas County
Stoney Creek		12,822		2,287		15,109		15,109		2007	2007
Denton County
Lantana	8,071	31,451		4,116		35,567		35,567		2000	1999
The Preserve at Pecan Creek		5,855		(1,324)	366	4,897		4,897		2006	2005
Harris County
Barrington		8,950		(71)		8,879		8,879			2011
City Park		3,946		(2,745)	1,641	2,842		2,842		2002	2001
Hays County
Arrowhead Ranch		12,856		1,910		14,766		14,766			2007
Hood County
Harbor Lakes		3,514		390	311	4,215		4,215		2000	1998
Nueces County
Tortuga Dunes		12,080		10,893		22,973		22,973			2006
Williamson County
Westside at Buttercup Creek		13,148		(9,402)	449	4,195		4,195		1993	1993
Chandler Road Properties		3,552		(2,822)		730		730		2004	2004
La Conterra		4,023		2,816	293	7,132		7,132			2006
MISSOURI
Clay County
Somerbrook		3,061		(219)	13	2,855		2,855		2003	2001
Other		18,054		(10,600)	791	8,245		8,245

Total Entitled, Developed, and Under Development Projects	$49,687	$267,222	$—	$106,866	$8,938	$383,026	$—	$383,026	$—

Undeveloped Land:
CALIFORNIA
Los Angeles County

Forestar Group Inc.

Schedule III — Consolidated Real Estate and Accumulated Depreciation

Year-End 2011

(In thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at End of Period
Description	Encumbrances	Land	Buildings & Improvements	Improvements less Cost of Sales and Other	Carrying Costs(a)	Land & Land Improvements	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
Land In Entitlement Process		$3,969		$10,095		$14,064		$14,064			1997
GEORGIA
Bartow County
Undeveloped Land		4,397		87		4,484		4,484
Land In Entitlement Process
Carroll County
Undeveloped Land		6,651		132		6,783		6,783
Land In Entitlement Process		9,308		2,343		11,651		11,651
Cherokee County
Undeveloped Land		3,522		95		3,617		3,617
Land In Entitlement Process		2,412		563		2,975		2,975
Coweta County
Undeveloped Land		485		108		593		593
Land In Entitlement Process		2,793		572		3,365		3,365
Dawson County
Undeveloped Land		2,292		9		2,301		2,301
Land In Entitlement Process						—		—
Gilmer County
Undeveloped Land		2,976		22		2,998		2,998
Lumpkin County
Undeveloped Land		3,117		4		3,121		3,121
Paulding County
Undeveloped Land		1,406		242		1,648		1,648
Pickens County
Undeveloped Land		2,409		29		2,438		2,438
TEXAS
Harris County
Land in Entitlement Process		685		891		1,576		1,576
San Augustine County
Undeveloped Land		1,610				1,610		1,610
Other
Undeveloped Land		11,154		3,946		15,100		15,100

Forestar Group Inc.

Schedule III — Consolidated Real Estate and Accumulated Depreciation

Year-End 2011

(In thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at End of Period
Description	Encumbrances	Land	Buildings & Improvements	Improvements less Cost of Sales and Other	Carrying Costs(a)	Land & Land Improvements	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
Land in Entitlement Process		3,179		(1,427)		1,752		1,752

Total Undeveloped Land	$—	$62,365	$—	$17,711	$—	$80,076	$—	$80,076	$—

Income Producing Properties:
TEXAS
Dallas County
Undeveloped Multifamily site		$2,266		$1,507		$3,773		$3,773		2011	2011
Harris County
Broadstone Memorial	$26,500	4,701	$43,323	69		4,701	$43,392	48,093	$(1,435)
Travis County
Radisson Hotel & Suites	15,400		16,316	29,164			45,480	45,480	(24,285)
Promesa		2,872		10,215	$342	13,429		13,429		2006	2006
Undeveloped Multifamily site		6,406		465		6,871		6,871		2011	2011
Hood County
Harbor Lakes Golf Club			1,446	1,601			3,047	3,047	(1,235)	2000	1998
COLORADO
Arapahoe County
Undeveloped Multifamily site		7,309		1,218		8,527		8,527			2011

Total Income Producing Properties	$41,900	$23,554	$61,085	$44,239	$342	$37,301	$91,919	$129,220	$(26,955)

Total	$91,587	$353,141	$61,085	$168,816	$9,280	$500,403	$91,919	$592,322	$(26,955)

(a)	We do not capitalize carrying costs until development begins.

Reconciliation of real estate:

	2011	2010	2009
	(In thousands)
Balance at beginning of year	$585,090	$567,229	$633,130
Amounts capitalized	66,338	65,024	38,971
Amounts retired or adjusted	(59,106)	(47,163)	(104,872)

Balance at close of period	$592,322	$585,090	$567,229

Reconciliation of accumulated depreciation:

	2011	2010	2009
	(In thousands)
Balance at beginning of year	$(23,438)	$(24,417)	$(22,544)
Depreciation expense	(3,547)	(2,582)	(1,873)
Amounts retired or adjusted	30	3,561	—

Balance at close of period	$(26,955)	$(23,438)	$(24,417)

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

(b) Internal control over financial reporting

Management’s report on internal control over financial reporting is included in Part II, Item 8 of this Annual Report on Form 10-K.

(c) Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Set forth below is certain information about the members of our Board of Directors:

Name	Age	Year First Elected to the Board	Principal Occupation
Kenneth M. Jastrow, II	64	2007	Non-Executive Chairman of Forestar Group Inc.
Louis R. Brill	70	2007	Former Chief Accounting Officer of Temple-Inland Inc.
Kathleen Brown	66	2007	Chairman of Investment Banking for the Midwest Region, Goldman, Sachs & Co.
William G. Currie	64	2007	Chairman of Universal Forest Products, Inc.
James M. DeCosmo	53	2007	President and Chief Executive Officer of Forestar Group Inc.
Michael E. Dougherty	71	2008	Founder and Chairman of Dougherty Financial Group LLC
James A. Johnson	68	2007	Vice Chairman of Perseus LLC
William C. Powers, Jr.	65	2007	President of The University of Texas at Austin
James A. Rubright	65	2007	Chairman and Chief Executive Officer of Rock-Tenn Company
Richard M. Smith	66	2007	President of Pinkerton Foundation
Carl A. Thomason	59	2012	President of Great Northern Gathering and Marketing, LLC

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

Equity Compensation Plan Information

We have only one equity compensation plan, the Forestar 2007 Stock Incentive Plan. It was approved by our sole stockholder prior to spin-off and material terms were subsequently approved by our stockholders. Information at year-end 2011 about our equity compensation plan under which our common stock may be issued follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)(2)	Weighted-Average Exercise Price of Outstanding Options, Warants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c )
Equity compensation plans approved by security holders	2,715,120	$21.96	2,408,087
Equity compensation plans not approved by security holders	None	None	None
Total	2,715,120	$21.96	2,408,087

(1)

Includes approximately 1,107,000 issuable to personnel of Temple-Inland and the other spin-off entity resulting from the equitable adjustment of Temple-Inland equity awards in connection with our spin-off.

(2)

Includes approximately 129,000 equity-settled restricted stock units and 124,700 market-leveraged stock units, which are excluded from the calculation of weighted-average exercise price. The market-leveraged stock unit awards will be settled in common stock based upon our stock price performance over three years from the date of grant. The number of shares to be issued could range from a high of 187,050 shares if our stock price increases by 50 percent or more, to a low of 62,350 shares if our stock price decreases by 50 percent, or could be zero if our stock price decreases by more than 50 percent, the minimum threshold performance.

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

(1) Financial Statements

Our Consolidated Financial Statements are included in Part II, Item 8 of this Annual Report on Form 10-K.

(2) Financial Statement Schedules

Schedule III — Consolidated Real Estate and Accumulated Depreciation is included in Part II, Item 8 of this Annual Report on Form 10-K.

Schedules other than those listed above are omitted as the required information is either inapplicable or the information is presented in our Consolidated Financial Statements and notes thereto.

(3) Exhibits

The exhibits listed in the Exhibit Index in (b) below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

(b) Exhibits

Exhibit Number	Exhibit

2.1	Separation and Distribution Agreement, dated December 11, 2007, among Forestar Real Estate Group Inc. (the “Company”), Guaranty Financial Group Inc., and Temple — Inland Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2007).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2007).

Exhibit Number	Exhibit
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2007).
3.3	First Amendment to Amended and Restated Bylaws of Forestar Real Estate Group Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on February 19, 2008).
3.4	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2007).
3.5	Second Amendment to Amended and Restated Bylaws of Forestar Real Estate Group Inc. (incorporated by reference to Exhibit 3.5 of the Company’s Annual Report on Form 10-K filed with the Commission on March 5, 2009)
3.6	Certificate of Ownership and Merger, dated November 21, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 24, 2008).
3.7	Third Amendment to Amended and Restated Bylaws of Forestar Group Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the Commission on November 24, 2008).
4.1	Specimen Certificate for shares of common stock, par value $1.00 per share, of Forestar Real Estate Group Inc. (incorporated by reference to Exhibit 4.1 of Amendment No. 5 to the Company’s Form 10 filed with the Commission on December 10, 2007).
4.2	Rights Agreement, dated December 11, 2007, between Forestar Real Estate Group Inc. and Computershare Trust Company, N.A., as Rights Agent (including Form of Rights Certificate) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2007).
10.1	Tax Matters Agreement, dated December 11, 2007, among Forestar Real Estate Group Inc., Guaranty Financial Group Inc., and Temple — Inland Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2007).
10.2	Transition Services Agreement, dated December 11, 2007, among Forestar Real Estate Group Inc., Guaranty Financial Group Inc., and Temple — Inland Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2007).
10.3	Employee Matters Agreement, dated December 11, 2007, among Forestar Real Estate Group Inc., Guaranty Financial Group Inc., and Temple — Inland Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2007).
10.4†	Form of Forestar Real Estate Group Supplemental Employee Retirement Plan (incorporated by reference to Exhibit 10.5 of Amendment No. 5 to the Company’s Form 10 filed with the Commission on December 10, 2007).
10.5†	Form of Forestar Real Estate Group 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 of Amendment No. 5 to the Company’s Form 10 filed with the Commission on December 10, 2007).
10.6†	Form of Forestar Real Estate Group Director’s Fee Deferral Plan (incorporated by reference to Exhibit 10.7 of Amendment No. 5 to the Company’s Form 10 filed with the Commission on December 10, 2007).
10.7†	Form of Indemnification Agreement to be entered into between the Company and each of its directors (incorporated by reference to Exhibit 10.9 of Amendment No. 5 to the Company’s Form 10 filed with the Commission on December 10, 2007).
10.8†	Form of Change in Control Agreement between the Company and its named executive officers (incorporated by reference to Exhibit 10.10 of Amendment No. 5 to the Company’s Form 10 filed with the Commission on December 10, 2007).
10.9†	Employment Agreement between the Company and James M. DeCosmo dated August 9, 2007 (incorporated by reference to Exhibit 10.11 of Amendment No. 5 to the Company’s Form 10 filed with the Commission on December 10, 2007).

Exhibit Number	Exhibit
10.10†	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K filed with the Commission on March 5, 2009).
10.11†	Form of Restricted Stock Agreement (Tier 1) (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K filed with the Commission on March 5, 2009).
10.12†	Form of Restricted Stock Units Agreement for senior executives (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on February 12, 2009).
10.13†	Form of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on February 12, 2009).
10.14†	First Amendment to Forestar Group Inc. Director’s Fee Deferral Plan (incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K filed with the Commission on March 5, 2009).
10.15†	First Amendment to the Forestar Real Estate Group Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on May 13, 2009).
10.16†	Second Amendment to the Forestar Group Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed with the Commission on March 3, 2010).
10.17	Amended and Restated Revolving and Term Credit Agreement, dated as of August 6, 2010, by and among the Company, Forestar (USA) Real Estate Group Inc. and its wholly-owned subsidiaries signatory thereto, KeyBank National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on August 6, 2010).
10.18	Supplement dated February 23, 2011 to the Amended and Restated Revolving and Term Credit Agreement, by and between Forestar (USA) Real Estate Group Inc., KeyBank National Association, and JP Morgan Chase Bank, National Association (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on February 24, 2011).
10.19†	Severance Agreement dated October 12, 2009, by and between the Company and Phillip J. Weber (incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K filed with the Commission on March 2, 2011).
10.20†	First Amendment to Employment Agreement, dated as of November 10, 2010, by and between the Company and James M. DeCosmo (incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K filed with the Commission on March 2, 2011).
10.21†	Form of Market-Leveraged Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on February 9, 2011).
10.22†*	Form of Indemnification Agreement entered into between the Company and each of its executive officers.
10.23	Purchase and Sale Agreement dated July 6, 2011, by and among Forestar (USA) Real Estate Group Inc., as seller, Plum Creek Timberlands, L.P., as purchaser, and First American Title Insurance Company, as escrow agent, as amended by First Amendment to Purchase and Sale Agreement dated July 29, 2011, by and among Forestar (USA) Real Estate Group Inc., Plum Creek Timberlands, L.P., and First American Title Insurance Company (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 3, 2011).
10.24	First Amendment to Amended and Restated Revolving and Term Credit Agreement, dated as of May 6, 2011, by and among Forestar (USA) Real Estate Group Inc., certain wholly-owned subsidiaries signatory thereto, KeyBank National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the Commission on May 31, 2011).

Exhibit Number	Exhibit
10.25	Second Amendment to Amended and Restated Revolving and Term Credit Agreement, dated as of September 30, 2011, by and among the Company, Forestar (USA) Real Estate Group Inc. and its wholly-owned subsidiaries signatory thereto, KeyBank National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on October 3, 2011).
10.26	Exercise of option to extend revolving credit maturity date under Amended and Restated Revolving and Term Credit Agreement, dated September 30, 2011, by Forestar (USA) Real Estate Group Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 3, 2011).
10.27	Assignment and Assumption of Membership Interest dated January 20, 2012, executed by Forestar (USA) Real Estate Group Inc. and Dimensional Fund Advisors LP (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on January 24, 2012).
21.1*	List of Subsidiaries of the Company.
23.1*	Consent of Ernst & Young LLP.
23.2*	Consent of Netherland, Sewell & Associates, Inc.
23.3*	Consent of Ernst & Young LLP.
23.4*	Consent of Ernst & Young LLP.
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Reserve report of Netherland, Sewell & Associates, Inc., dated January 24, 2012.
99.2*	C.L. Realty, L.L.C. Consolidated Financial Statements for the years ended December 31, 2011, 2010 and 2009 (with Independent Auditors’ Report).
99.3*	TEMCO Associates, LLC Consolidated Financial Statements for the years ended December 31, 2011, 2010 and 2009 (with Independent Auditors’ Report).
101.1*	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORESTAR GROUP INC.

By:	/s/ James M. DeCosmo
James M. DeCosmo
President and Chief Executive Officer

Date: March 7, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ James M. DeCosmo	Director, President and Chief Executive Officer (Principal Executive Officer)	March 7, 2012
James M. DeCosmo

/s/ Christopher L. Nines	Chief Financial Officer (Principal Financial Officer)	March 7, 2012
Christopher L. Nines

/s/ Charles D. Jehl	Chief Accounting Officer (Principal Accounting Officer)	March 7, 2012
Charles D. Jehl

/s/ Kenneth M. Jastrow, II	Non-Executive Chairman of the Board	March 7, 2012
Kenneth M. Jastrow, II

/s/ Louis R. Brill	Director	March 7, 2012
Louis R. Brill

/s/ Kathleen Brown	Director	March 7, 2012
Kathleen Brown

/s/ William G. Currie	Director	March 7, 2012
William G. Currie

/s/ Michael E. Dougherty	Director	March 7, 2012
Michael E. Dougherty

/s/ James A. Johnson	Director	March 7, 2012
James A. Johnson

/s/ William C. Powers, Jr.	Director	March 7, 2012
William C. Powers, Jr.

/s/ James A. Rubright	Director	March 7, 2012
James A. Rubright

/s/ Richard M. Smith	Director	March 7, 2012
Richard M. Smith

/s/ Carl A. Thomason	Director	March 7, 2012
Carl A. Thomason