Form 10-Q
period 2012-03-31
Forestar Group Inc.
filed 2012-05-10
CIK 1406587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding as of
Title of Each Class	May 4, 2012
Common Stock, par value $1.00 per share	34,660,815

FORESTAR GROUP INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

FORESTAR GROUP INC.

Consolidated Balance Sheets

	(Unaudited)
	First
	Quarter-End	Year-End
	2012	2011
	(In thousands)
ASSETS
Cash and cash equivalents	$6,801	$18,283
Real estate	605,283	565,367
Investment in unconsolidated ventures	35,260	64,223
Timber	14,078	14,240
Receivables, net	24,456	23,281
Prepaid expenses	3,358	2,931
Property and equipment, net	5,080	5,178
Oil and natural gas properties and equipment, net	6,218	4,561
Deferred tax asset	74,406	72,942
Goodwill and other intangible assets	5,451	5,451
Other assets	17,380	18,400

TOTAL ASSETS	$797,771	$794,857

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$5,721	$5,044
Accrued employee compensation and benefits	691	1,421
Accrued property taxes	2,659	4,986
Accrued interest	1,152	1,086
Income taxes payable	2,707	8,501
Other accrued expenses	7,652	7,716
Other liabilities	32,407	33,304
Debt	227,865	221,587

TOTAL LIABILITIES	280,854	283,645

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Forestar Group Inc. shareholders’ equity:
Common stock, par value $1.00 per share, 200,000,000 authorized shares, 36,942,804 issued at first quarter-end 2012 and 36,835,732 issued at year-end 2011	36,943	36,836
Additional paid-in capital	402,237	398,517
Retained earnings	110,957	108,155
Treasury stock, at cost, 2,283,770 shares at first quarter-end 2012 and 2,212,876 shares at year-end 2011	(35,130)	(33,982)

Total Forestar Group Inc. shareholders’ equity	515,007	509,526
Noncontrolling interests	1,910	1,686

TOTAL SHAREHOLDERS’ EQUITY	516,917	511,212

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$797,771	$794,857

Please read the Notes to Consolidated Financial Statements.

FORESTAR GROUP INC.

Consolidated Statements of Income

(Unaudited)

	First Quarter
	2012	2011
	(In thousands, except per share amounts)
REVENUES
Real estate sales and other	$10,644	$14,204
Commercial and income producing properties	7,278	6,935

Real estate	17,922	21,139
Mineral resources	9,426	7,333
Fiber resources and other	744	1,368

	28,092	29,840
COSTS AND EXPENSES
Cost of real estate sales and other	(5,774)	(5,658)
Cost of commercial and income producing properties	(4,557)	(4,512)
Cost of mineral resources	(1,375)	(794)
Cost of fiber resources and other	(128)	(247)
Other operating	(12,750)	(11,674)
General and administrative	(6,963)	(5,971)
Gain on sale	11,675	—

	(19,872)	(28,856)

OPERATING INCOME	8,220	984
Equity in earnings of unconsolidated ventures	724	582
Interest expense	(3,891)	(4,009)
Other non-operating income	64	27

INCOME (LOSS) BEFORE TAXES	5,117	(2,416)
Income tax (expense) benefit	(1,620)	712

CONSOLIDATED NET INCOME (LOSS)	3,497	(1,704)
Less: Net income attributable to noncontrolling interests	(695)	(769)

NET INCOME (LOSS) ATTRIBUTABLE TO FORESTAR GROUP INC.	$2,802	$(2,473)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	34,855	35,406
Diluted	35,169	35,406
NET INCOME PER COMMON SHARE
Basic	$0.08	$(0.07)
Diluted	$0.08	$(0.07)

OTHER COMPREHENSIVE INCOME (LOSS)	$2,802	$(2,473)

Please read the Notes to Consolidated Financial Statements.

FORESTAR GROUP INC.

Consolidated Statements of Cash Flows

(Unaudited)

	First Quarter
	2012	2011
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$3,497	$(1,704)
Adjustments:
Depreciation and amortization	2,267	2,294
Deferred income taxes	(1,464)	(1,496)
Tax benefits not recognized for book purposes	38	47
Equity in (earnings) loss of unconsolidated ventures	(724)	(582)
Distributions of earnings of unconsolidated ventures	—	3,035
Distributions of earnings to noncontrolling interests	(632)	(1,026)
Non-cash share-based compensation	5,231	4,100
Non-cash real estate cost of sales	5,484	5,295
Real estate development and acquisition expenditures, net	(36,750)	(13,571)
Reimbursements from utility and improvement districts	108	36
Other changes in real estate	603	19
Gain on termination of timber lease	(234)	—
Cost of timber cut	97	242
Deferred income	1,022	83
Gain on sale of venture interest	(11,675)	—
Other	187	5
Changes in:
Notes and accounts receivable	(1,153)	760
Prepaid expenses and other	203	78
Accounts payable and other accrued liabilities	(7,824)	(1,461)
Income taxes	(5,795)	(2,560)

Net cash provided by (used for) operating activities	(47,514)	(6,406)
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, equipment, software and reforestation	(863)	(507)
Oil and natural gas properties and equipment	(1,968)	—
Investment in unconsolidated ventures	(117)	(673)
Return of investment in unconsolidated ventures	266	9
Proceeds from sale of venture interest	32,095	—

Net cash provided by (used for) investing activities	29,413	(1,171)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of debt	(27,414)	(14,436)
Additions to debt	33,692	23,447
Deferred financing fees	(31)	(285)
Return of investment to noncontrolling interest	(40)	(1)
Exercise of stock options	1,138	365
Payroll taxes on restricted stock and stock options	(1,148)	(1,190)
Tax benefit from share-based compensation	390	(110)
Other	32	29

Net cash provided by (used for) financing activities	6,619	7,819

Net increase (decrease) in cash and cash equivalents	(11,482)	242
Cash and cash equivalents at beginning of period	18,283	5,366

Cash and cash equivalents at end of period	$6,801	$5,608

Please read the Notes to Consolidated Financial Statements.

FORESTAR GROUP INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1—Basis of Presentation

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

We prepare our unaudited interim financial statements in accordance with U.S. generally accepted accounting principles and Securities and Exchange Commission requirements for interim financial statements. As a result, they do not include all the information and disclosures required for complete financial statements. However, in our opinion, all adjustments considered necessary for a fair presentation have been included. Such adjustments consist only of normal recurring items unless otherwise noted. We make estimates and assumptions about future events. Actual results can, and probably will, differ from those we currently estimate including those related to allocating cost of sales to real estate, minerals and fiber and measuring assets for impairment. These interim operating results are not necessarily indicative of the results that may be expected for the entire year. For further information, please read the financial statements included in our 2011 Annual Report on Form 10-K.

Note 2—New and Pending Accounting Pronouncements

Accounting Standards Adopted in 2012

In first quarter 2012, we adopted Accounting Standards Update (ASU) 2011-04 – Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs and ASU 2011-05 – Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Adoption of these pronouncements did not affect our earnings or financial position.

Pending Accounting Standards

Pending ASU 2011-10 – Property, Plant, and Equipment: Derecognition of in Substance Real Estate will be effective first quarter 2013. Adoption is not anticipated to have a significant effect on our earnings or financial position but may result in certain additional disclosures.

Note 3—Business Acquisitions

On March 29, 2012, we acquired from CL Realty, L.L.C. and Temco Associates, LLC, the ventures’ interest in 17 residential and mixed-use real estate projects for $47,000,000. Subsequent to the closing of these acquisitions, we received $23,370,000 from the ventures, representing our pro-rata share of distributable cash. The purchase price was allocated to the acquired assets and liabilities based on their estimated fair value: $31,891,000 to real estate; $14,236,000 to investment in unconsolidated ventures; $1,385,000 to other assets, principally cash; and $512,000 to liabilities directly related to the real estate acquired. Transaction costs of about $432,000 are included in other operating expense in first quarter 2012.

The acquired assets and operating results are included within our real estate segment and at first quarter-end 2012 represent approximately 1,130 fully developed lots, 4,900 planned lots and over 460 commercial acres, principally in the major markets of Texas. Operating results of the acquired assets in first quarter 2012 were not significant. Pro forma consolidated operating income (loss) assuming these acquisitions had occurred at the beginning of 2011 would not be significantly different than those reported.

Note 4—Real Estate

Real estate consists of:

	First Quarter-End 2012	Year-End 2011
	(In thousands)
Entitled, developed and under development projects	$414,325	$383,026
Undeveloped land	81,078	80,076
Commercial and income producing properties
Carrying value	137,716	129,220
Accumulated depreciation	(27,836)	(26,955)

Net carrying value	109,880	102,265

	$605,283	$565,367

Included in entitled, developed and under development projects are the estimated costs of assets we expect to convey to utility and improvement districts of $63,573,000 at first quarter-end 2012 and $61,526,000 at year-end 2011, including $34,802,000 included in both first quarter-end 2012 and year-end 2011 related to our Cibolo Canyons project near San Antonio, Texas. These costs relate to water, sewer and other infrastructure assets we have submitted to utility or improvement districts for approval and reimbursement. We submitted for reimbursement to these districts $2,296,000 in first quarter 2012 and $1,800,000 in first quarter 2011. We collected $108,000 from these districts in first quarter 2012 and $36,000 in first quarter 2011. We expect to collect the remaining amounts billed when these districts achieve adequate tax bases to support payment.

Also included in entitled, developed and under development projects is our investment in the resort development owned by third parties at our Cibolo Canyons project. At first-quarter-end 2012, we have $35,368,000 invested in the resort development.

In first quarter 2012, entitled, developed and under development projects increased by $31,891,000 as result of our acquisition of certain residential and mixed-use projects from CL Realty and Temco. Please read Note 3 for additional information.

At first quarter-end 2012, commercial and income producing properties primarily represents our investment in a 401 unit multifamily property in Houston with a carrying value of $46,344,000, a 413 guest room hotel in Austin with a carrying value of $20,844,000 and a 289 unit multifamily project in Austin, currently under construction, with a carrying value of $21,193,000. In first quarter 2012, we invested $7,765,000 in construction costs associated with this property and the estimated cost to complete construction is approximately $9,343,000.

Depreciation expense, primarily related to commercial and income producing properties, was $882,000 in first quarter 2012 and $879,000 in first quarter 2011 and is included in other operating expenses.

Note 5—Timber

We own directly or through ventures about 130,000 acres of timber, primarily in Georgia and about 17,000 acres of timber under lease. The non-cash cost of timber cut and sold was $97,000 in first quarter 2012 and $242,000 in first quarter 2011.

Note 6—Shareholders’ Equity

A reconciliation of changes in shareholders’ equity at first quarter-end 2012 follows:

	Forestar- Group Inc.	Noncontrolling Interests	Total
	(In thousands)
Balance at year-end 2011	$509,526	$1,686	$511,212
Net income	2,802	695	3,497
Distributions to noncontrolling interests		(676)	(676)
Contributions from noncontrolling interests		205	205
Other (primarily share-based compensation)	2,679		2,679

Balance at first quarter-end 2012	$515,007	$1,910	$516,917

In first quarter 2012, we issued 107,072 shares of our common stock as a result of stock option exercises and vesting of equity-settled restricted stock units.

Note 7—Investment in Unconsolidated Ventures

At first quarter-end 2012, we had ownership interests generally ranging from 25 to 50 percent in 11 ventures that we account for using the equity method. We have no real estate ventures that are accounted for using the cost method.

In first quarter 2012, we acquired from CL Realty and Temco their interest in 17 residential and mixed-use projects for $47,000,000, principally representing $31,891,000 in real estate and $14,236,000 in investment in unconsolidated ventures. Please read Note 3 for additional information. Also in first quarter 2012, we sold our 25 percent interest in Palisades West LLC, which owns two office buildings and an accompanying parking garage in Austin, to Dimensional Fund Advisors, LP for $32,095,000, resulting in a gain on sale of $11,675,000.

Summary information regarding our ventures at first quarter-end 2012 follows:

•

CL Realty’s remaining assets consist of one commercial development site located on the Texas gulf coast and about 900 net mineral acres leased in the Fort Worth Basin with about 23 wells currently producing from the Barnett Shale natural gas formation.

•	Temco’s remaining assets consist of about 5,700 acres of undeveloped land and a golf course and country club property, both located in Paulding County, Georgia.

•

Other ventures include three investments in unconsolidated ventures acquired from CL Realty and our net share of the equity in these ventures is $14,660,000 at first quarter-end 2012. These investments represent residential and mixed-use projects located in Houston and San Antonio.

Combined summarized balance sheet information for our ventures accounted for using the equity method follows:

	First Quarter-End 2012					Year-End 2011
	CL Realty	Temco	Palisades West	Other Ventures	Total	CL Realty	Temco	Palisades West		Other Ventures	Total
	(In thousands)
Real estate	$7,546	$12,967	$—	$97,404	$117,917	$50,050	$18,741	$119,017		$71,842	$259,650
Total assets	8,193	13,408	—	113,662	135,263	51,096	18,922	124,588		75,060	269,666
Borrowings (a)	—	2,750	—	73,968	76,718	1,056	2,787	—		70,975	74,818
Total liabilities	209	2,974	—	91,343	94,526	2,488	3,026	42,953	(b)	85,704	134,171
Equity	7,984	10,434	—	22,319	40,737	48,608	15,896	81,635		(10,644)	135,495
Our share of their equity (c )	3,992	5,217	—	26,977	36,186	24,304	7,948	20,412		12,495	65,159
Unrecognized deferred gain (d)	—	—	—	(926)	(926)	—	—	—		(936)	(936)

Investment in real estate ventures	$3,992	$5,217	$—	$26,051	$35,260	$24,304	$7,948	$20,412		$11,559	$64,223

Combined summarized income statement information for our ventures accounted for using the equity method follows:

	First Quarter
	2012	2011
	(In thousands)
Revenues:
CL Realty	$1,667	$1,869
Temco	440	58
Palisades West	—	4,030
Other ventures	4,678	1,549

Total	$6,785	$7,506

Earnings (Loss):
CL Realty	$552	$656
Temco	(58)	(204)
Palisades West	—	1,456
Other ventures	541	(870)

Total	$1,035	$1,038

Our equity in their earnings (loss):
CL Realty	$276	$328
Temco	(29)	(102)
Palisades West	—	364
Other ventures (c )	467	(8)
Amortization of deferred gain	10	—

Total	$724	$582

(a)	Total includes current maturities of $73,146,000 at first quarter-end 2012, of which $44,062,000 is non-recourse to us, and $71,816,000 at year-end 2011, of which $43,144,000 is non-recourse to us.

(b)

Principally included deferred income from leasehold improvements funded by tenants in excess of leasehold improvement allowances. These amounts were recognized as rental income over the lease term and were offset by depreciation expense related to these tenant improvements. There was no effect on venture net income.

(c)

Our share of the equity in other ventures reflects our ownership interests generally ranging from 25 to 50 percent, excluding venture losses that exceed our investment where we are not obligated to fund those losses.

(d)

Represents deferred gains on real estate contributed by us to ventures. We are recognizing income as real estate is sold to third parties. The deferred gains are reflected as a reduction to our investment in unconsolidated ventures.

In first quarter 2012, we invested $117,000 in these ventures and received $266,000 in distributions; in first quarter 2011, we invested $673,000 in these ventures and received $3,044,000 in distributions. Distributions include both return of investments and distributions of earnings.

At first quarter-end 2012, other ventures include three partnerships we participate in that have total assets of $48,967,000 and total liabilities of $79,335,000, which includes $63,463,000 of borrowings classified as current maturities. These partnerships are managed by third parties who intend to extend or refinance these borrowings; however, there is no assurance that this can be done. Although these borrowings may be guaranteed by third parties, we may under certain circumstances elect or be required to provide additional equity to these partnerships. We do not believe that the ultimate resolution of these matters will have a significant effect on our earnings or financial position. Our investment in these partnerships is $1,884,000 at first quarter-end 2012. These three partnerships are variable interest entities. Please read Note 16 for additional information.

We have provided performance bonds and letters of credit on behalf of certain ventures totaling $310,000 at first quarter-end 2012. Generally these performance bonds and letters of credit would be drawn on due to lack of performance by us or the ventures, such as failure to timely deliver streets and utilities in accordance with local codes and ordinances.

Note 8—Receivables

Receivables consists of:

	First Quarter- End 2012	Year-End 2011
	(In thousands)
Non-performing loan	$20,666	$20,666
Notes receivable, average interest rates of 7.50% at first quarter-end 2012 and 7.16% at year-end 2011	1,594	1,817
Receivables and accrued interest	2,258	860

	24,518	23,343
Allowance for bad debts	(62)	(62)

	$24,456	$23,281

At first quarter-end 2012, we have $20,666,000 invested in a non-performing loan acquired from a financial institution in 2011. The loan matured in February 2010 and the outstanding balance is about $35,464,000 at first quarter-end 2012. The loan is secured by a lien on 900 acres of developed and undeveloped real estate located near Houston designated for single-family residential and commercial development. Through first quarter-end 2012, we have not recorded any accretable yield due the non-performing status of the loan and our inability to estimate future cash flows as the borrower has been in bankruptcy. On March 13, 2012, the bankruptcy court approved a plan of reorganization of the borrower which became effective in second quarter 2012. The reorganization established a principal amount of $33,800,000 maturing in April 2017. Interest will accrue at 9 percent the first three years escalating to 10 percent in year four and 12 percent in year five, subject to interest rate reductions if the loan is prepaid by certain dates.

Notes receivable generally are secured by a deed of trust and generally due within three years.

Receivables and accrued interest principally include miscellaneous operating receivables arising in the normal course of business.

Note 9—Debt

Debt consists of:

	First Quarter-End 2012	Year-End 2011
	(In thousands)
Senior secured credit facility
Term loan facility — average interest rate of 6.50% at first quarter-end 2012 and year-end 2011	$130,000	$130,000
Revolving line of credit — average interest rate of 7.50% at first quarter-end 2012	6,000	—
Secured promissory notes — average interest rate of 4.32% at first quarter-end 2012 and 4.34% at year-end 2011	41,900	41,900
Other indebtedness due through 2017 at variable and fixed interest rates ranging from 5.00% to 8.00%	49,965	49,687

	$227,865	$221,587

Our debt agreements contain financial covenants customary for such agreements including minimum levels of interest coverage and limitations on leverage. At first quarter-end 2012, we were in compliance with the financial covenants of these agreements.

At first quarter-end 2012, our senior secured credit facility provides for a $130,000,000 term loan maturing August 6, 2015 and a $200,000,000 revolving line of credit maturing August 6, 2014. The term loan and the revolving line of credit may be prepaid at any time without penalty. The revolving line of credit includes a $100,000,000 sublimit for letters of credit, of which $2,467,000 is outstanding at first quarter-end 2012. Total borrowings under our senior secured credit facility (including the face amount of letters of credit) may not exceed a borrowing base formula. At first quarter-end 2012, we had $154,878,000 in net unused borrowing capacity under our senior secured credit facility.

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

At first quarter-end 2012, secured promissory notes include a $26,500,000 non-recourse loan collateralized by a 401 unit multifamily project located in Houston with a carrying value of $46,344,000. This secured promissory note includes a prepayment penalty for payments prior to July 1, 2017 and no prepayment penalty thereafter. The prepayment penalty is based on the difference between the fixed annual note rate of 4.94 percent and the assumed reinvestment rate based on the five year treasury constant maturity rate. Secured promissory notes also include a $15,400,000 loan collateralized by a 413 guest room hotel located in Austin with a carrying value of $20,844,000 at first quarter-end 2012.

At first quarter-end 2012, other indebtedness, principally non-recourse, is collateralized by entitled, developed and under development projects with a carrying value of $112,437,000.

At first quarter-end 2012, we have $7,654,000 in unamortized deferred financing fees which are included in other assets. Amortization of deferred financing fees was $740,000 in first quarter 2012 and $604,000 in first quarter 2011 and is included in interest expense.

Note 10—Fair Value

Non-financial assets measured at fair value on a non-recurring basis principally include real estate assets, assets held for sale, goodwill and other intangible assets, which are measured for impairment. In first quarter 2012 and 2011, no non-financial assets were remeasured at fair value.

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

Information about our fixed rate financial instruments not measured at fair value follows:

	First Quarter-End 2012		Year-End 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Technique
	(In thousands)
Fixed rate debt	$(29,931)	$(32,017)	$(29,931)	$(32,478)	Level 2

Note 11—Capital Stock

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

As a result of the 2007 spin-offs from Temple-Inland, at first quarter-end 2012, personnel of Temple-Inland and the other spin-off entity held options to purchase 986,000 shares of our common stock. The options have a weighted average exercise price of $22.45 and a weighted average remaining contractual term of three years. At first quarter-end 2012, the options have an aggregate intrinsic value of $770,000.

Note 12—Net Income per Share

Earnings attributable to common shareholders and weighted average common shares outstanding used to compute earnings per share were:

	First Quarter
	2012	2011
	(In thousands)
Earnings available to common shareholders:
Consolidated net income (loss)	$3,497	$(1,704)
Less: Net income attributable to noncontrolling interest	(695)	(769)

Net income (loss) attributable to Forestar Group Inc.	$2,802	$(2,473)

Weighted average common shares outstanding — basic	34,855	35,406
Dilutive effect of stock options	118	—
Dilutive effect of restricted stock and equity-settled awards	196	—

Weighted average common shares outstanding — diluted	35,169	35,406

Anti-dilutive awards excluded from diluted weighted average shares outstanding	2,283	3,186

Note 13—Income Taxes

Our effective tax rate was 32 percent in first quarter 2012, which includes a 4 percent benefit for noncontrolling interests. Our effective tax rate was a benefit of 29 percent in first quarter 2011, which included a 13 percent non-cash charge for share–based compensation. In addition, 2012 and 2011 effective tax rates include the effect of state income taxes, nondeductible items and benefits of percentage depletion and the 2011 rate includes the effect of charitable contributions related to timberland conservation.

We have not provided a valuation allowance for our deferred tax asset because we believe it is likely it will be recoverable in future periods.

At first quarter-end 2012, our unrecognized tax benefits totaled $6,138,000, all of which would affect our effective tax rate if recognized.

Note 14—Commitments and Contingencies

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

Environmental

Environmental remediation liabilities arise from time to time in the ordinary course of doing business, and we believe we have established adequate reserves for any probable losses that we can reasonably estimate. We own 288 acres near Antioch, California, portions of which were sites of a former Temple-Inland paper manufacturing operation that are in remediation. We have received certificates of completion on all but one 80 acre tract, a portion of which includes subsurface contamination. We estimate the cost to complete remediation activities will be approximately $2,372,000, which is included in other accrued expenses. It is possible that remediation or monitoring activities could be required in addition to those included within our estimate, but we are unable to determine the scope, timing or extent of such activities.

Note 15—Segment Information

We manage our operations through three business segments: real estate, mineral resources and fiber resources. Real estate secures entitlements and develops infrastructure on our lands for single-family residential and mixed-use communities, and manages our undeveloped land, commercial and income producing properties, primarily a hotel and a multifamily property. Mineral resources manages our oil, natural gas and water interests. Fiber resources manages our timber and recreational leases.

Assets allocated by segment are as follows:

	First Quarter-End 2012	Year-End 2011
	(In thousands)
Real estate	$668,599	$657,661
Mineral resources	21,705	19,130
Fiber resources	14,123	14,444
Assets not allocated to segments	93,344	103,622

Total assets	$797,771	$794,857

We evaluate performance based on segment earnings (loss) before unallocated items and income taxes. Segment earnings (loss) consist of operating income, equity in earnings (loss) of unconsolidated ventures and net (income) loss attributable to noncontrolling interests. Items not allocated to our business segments consist of general and administrative expense, share-based compensation, gain on sale of strategic timberland, interest expense and other non-operating income and expense. The accounting policies of the segments are the same as those described in the accounting policy note to the consolidated financial statements. Our revenues are derived from our U.S. operations and all of our assets are located in the U.S. In first quarter 2012, no single customer accounted for more than 10 percent of our total revenues.

Segment revenues and earnings are as follows:

	First Quarter
	2012	2011
	(In thousands)
Revenues:
Real estate	$17,922	$21,139
Mineral resources	9,426	7,333
Fiber resources	744	1,368

Total revenues	$28,092	$29,840

Segment earnings:
Real estate	$11,577	$2,575
Mineral resources	5,875	5,598
Fiber resources	390	640

Total segment earnings	17,842	8,813
Items not allocated to segments (a)	(13,420)	(11,998)

Income (loss) before taxes attributable to Forestar Group Inc.	$4,422	$(3,185)

(a)	Items not allocated to segments consist of:

	First Quarter
	2012	2011
	(In thousands)
General and administrative expense	$(4,362)	$(3,916)
Shared-based compensation expense	(5,231)	(4,100)
Interest expense	(3,891)	(4,009)
Other non-operating income	64	27

	$(13,420)	$(11,998)

Note 16—Variable Interest Entities

At first quarter-end 2012, we are the primary beneficiary of two VIEs that we consolidate. We have provided the majority of equity to these VIEs, which absent our contributions or advances do not have sufficient equity to fund their operations. We have the authority to approve project budgets and the issuance of additional debt. At first quarter-end 2012, our consolidated balance sheet includes $15,687,000 in assets, principally real estate, and $2,920,000 in liabilities related to these two VIEs. In first quarter 2012, we contributed or advanced $559,000 to these VIEs.

Also at first quarter-end 2012, we are not the primary beneficiary of three VIEs that we account for using the equity method. The unrelated managing partners oversee day-to-day operations and guarantee some of the debt of the VIEs while we have the authority to approve project budgets and the issuance of additional debt. Although some of the debt is guaranteed by the managing partners, we may under certain circumstances elect or be required to provide additional funds to these VIEs. At first quarter-end 2012, these three VIEs have total assets of $48,967,000, substantially all of which represent developed and undeveloped real estate and total liabilities of $79,335,000, which includes $63,463,000 of borrowings classified as current maturities. These amounts are included in other ventures in the combined summarized balance sheet information for ventures accounted for using the equity method in Note 7. At first quarter-end 2012, our investment in these three VIEs is $1,884,000 and is included in investment in unconsolidated ventures. In first three months 2012, we contributed or advanced $37,000 to these VIEs. Our maximum exposure to loss related to these VIEs is estimated at $34,695,000, which exceeds our investment as we have a nominal general partner interest in two of these VIEs and could be held responsible for their liabilities. The maximum exposure to loss represents the maximum loss that we could be required to recognize assuming all the ventures’ assets (principally real estate) are worthless, without consideration of the probability of a loss or of any actions we may take to mitigate any such loss.

Note 17—Share-Based Compensation

Share-based compensation expense consists of:

	First Quarter
	2012	2011
	(In thousands)
Cash-settled awards	$2,082	$2,169
Equity-settled awards	1,274	149
Restricted stock	614	663
Stock options	1,261	1,119

	$5,231	$4,100

Share-based compensation expense is included in:

	First Quarter
	2012	2011
	(In thousands)
General and administrative expense	$2,601	$2,055
Other operating expense	2,630	2,045

	$5,231	$4,100

Share-based compensation increased principally as result of new awards granted in first quarter 2012 and an increase in our expected stock price volatility rate assumptions used in valuing new awards and existing awards.

The fair value of awards granted to retirement eligible employees and expensed at the date of grant was $595,000 in first quarter 2012 and $654,000 in first quarter 2011. Unrecognized share-based compensation expense related to non-vested equity-settled awards, restricted stock and stock options is $12,899,000 at first quarter-end 2012. The weighted average period over which this amount will be recognized is estimated to be two years. We did not capitalize any share-based compensation in first quarter 2012 or 2011.

In first quarter 2012, we withheld 70,894 shares having a value of $1,148,000 in connection with vesting of restricted stock awards and exercises of stock options. In first quarter 2011, we withheld 63,000 shares having a value of $1,190,000 in connection with vesting of restricted stock awards and exercises of stock options. These shares are included in treasury stock and are reflected in financing activities in our consolidated statement of cash flows.

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

Cash-settled awards granted to our directors in the form of restricted stock units are fully vested at the time of grant and payable upon retirement.

The following table summarizes the activity of cash-settled restricted stock unit awards in the first quarter 2012:

	Equivalent Units	Weighted Average Grant Date Fair Value
	(In thousands)	(Per unit)
Non-vested at beginning of period	449	$13.13
Granted	187	16.11
Vested	(286)	10.32
Forfeited	—	—

Non-vested at end of period	350	$17.03

The following table summarizes the activity of cash-settled stock appreciation rights in first quarter 2012:

	Rights Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (Current Value Less Exercise Price)
	(In thousands)	(Per share)	(In years)	(In thousands)
Balance at beginning of period	895	$11.31	7	$3,986
Granted	—	—
Exercised	(4)	9.29
Forfeited	—	—

Balance at end of period	891	$11.32	7	$4,137

Exercisable at end of period	613	$10.79	7	$3,084

The fair value of awards settled in cash was $4,671,000 in first quarter 2012 and $184,000 in first quarter 2011. At first quarter-end 2012, the fair value of vested cash-settled awards is $14,927,000 and is included in other liabilities. The aggregate current value of non-vested cash-settled awards is $6,432,000 at first quarter-end 2012 based on a quarter-end stock price of $15.39.

Equity-settled awards

Equity-settled awards granted to our employees include restricted stock units (RSU), which vest ratably over three years from the date of grant, and market-leveraged stock units (MSU), which vest after three years. Equity settled awards in the form of restricted stock units granted to our directors are fully vested at time of grant and payable upon retirement. The following table summarizes the activity of equity-settled awards in first quarter 2012:

	Equivalent Units	Weighted Average Grant Date Fair Value
	(In thousands)	(Per share)
Non-vested at beginning of period	159	$20.74
Granted	278	17.56
Vested	(68)	16.11
Forfeited	—	—

Non-vested at end of period	369	$19.20

In first quarter 2012, we granted 154,900 MSU awards. These awards will be settled in common stock based upon our stock price performance over three years from the date of grant. The number of shares to be issued could range from a high of 232,370 shares if our stock price increases by 50 percent or more, to a low of 77,460 shares if our stock price decreases by 50 percent, or could be zero if our stock price decreases by more than 50 percent, the minimum threshold performance. MSU awards are valued using a Monte Carlo simulation pricing model, which includes expected stock price volatility and risk-free interest rate assumptions. Compensation expense is recognized regardless of achievement of performance conditions, provided the requisite service period is satisfied.

Unrecognized share-based compensation expense related to non-vested equity-settled awards is $5,221,000 at first quarter-end 2012. The weighted average period over which this amount will be recognized is estimated to be two years.

Restricted stock

Restricted stock awards vest either ratably over or after three years, generally if we achieve a minimum one percent annualized return on assets over such three-year period. The following table summarizes the activity of restricted stock awards in first quarter 2012:

	Restricted Shares	Weighted Average Grant Date Fair Value
	(In thousands)	(Per share)
Non-vested at beginning of period	399	$15.02
Granted	—	—
Vested	(183)	12.65
Forfeited	—	—

Non-vested at end of period	216	$17.03

Unrecognized share-based compensation expense related to non-vested restricted stock awards is $2,147,000 at first quarter-end 2012. The weighted average period over which this amount will be recognized is estimated to be one year.

Stock options

Stock options have a ten-year term, generally become exercisable ratably over four years and provide for accelerated or continued vesting upon retirement, death, disability or if there is a change in control. Options were granted with an exercise price equal to the market value of our stock on the date of grant. The following table summarizes the activity of stock option awards in first quarter 2012:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (Current Value Less Exercise Price)
	(In thousands)	(Per share)	(In years)	(In thousands)
Balance at beginning of period	1,284	$22.22	7	$944
Granted	453	16.11
Exercised	—	—
Forfeited	—	—

Balance at end of period	1,737	$20.62	8	$986

Exercisable at end of period	910	$24.20	7	$740

We estimate the fair value of stock options using the Black-Scholes option pricing model and the following assumptions:

	First Quarter
	2012	2011
Expected dividend yield	0%	0%
Expected stock price volatility	61.8%	56.2%
Risk-free interest rate	1.4%	2.4%
Expected life of options (years)	6	6
Weighted average estimated fair value of options granted	$9.32	$10.11

We have limited historical experience as a stand-alone company so we utilized alternative methods in determining our valuation assumptions. The expected life was based on the simplified method utilizing the midpoint between the vesting period and the contractual life of the awards. Our expected stock price volatility is based on a blended rate utilizing our historical volatility and historical prices of our peers’ common stock for a period corresponding to the expected life of the options. Pre-vesting forfeitures are estimated based upon the pool of participants and their expected activity and historical trends.

Unrecognized share-based compensation expense related to non-vested stock options is $5,531,000 at first quarter-end 2012. The weighted average period over which this amount will be recognized is estimated to be three years.

Pre-Spin Awards

Certain of our employees participated in Temple-Inland’s share-based compensation plans. In conjunction with the 2007 spin-off, these awards were equitably adjusted into separate awards of the common stock of Temple-Inland and the spin-off entities. As result of Temple-Inland’s merger with International Paper’s in first quarter 2012, all outstanding awards on Temple-Inland stock were settled with an intrinsic value of $1,132,000.

Pre-Spin stock option awards to our employees to purchase our common stock have a ten-year term, generally become exercisable ratably over four years and provide for accelerated or continued vesting upon retirement, death, disability or if there is a change in control. At first quarter-end 2012, there were 69,000 awards outstanding and exercisable on our stock with a weighted average exercise price of $23.17, weighted average remaining term of three years and aggregate intrinsic value of $69,000.

Note 18—Subsequent Events

On April 20, 2012, Forestar/RPG Land Company LLC, a consolidated venture, sold approximately 800 acres near Dallas, Texas (Light Farms real estate project) for $56,000,000 total consideration. We received $25,000,000 in distributable cash from the venture, reduced our consolidated debt by approximately $31,000,000, and recognized a gain on sale of approximately $3,400,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2011 Annual Report on Form 10-K. Unless otherwise indicated, information is presented as of first quarter-end 2012, and references to acreage owned includes all acres owned by ventures regardless of our ownership interest in a venture.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and other materials we have filed or may file with the Securities and Exchange Commission contain “forward-looking statements” within the meaning of the federal securities laws. These forward-looking statements are identified by their use of terms and phrases such as “believe,” “anticipate,” “could,” “estimate,” “likely,” “intend,” “may,” “plan,” “expect,” and similar expressions, including references to assumptions. These statements reflect our current views with respect to future events and are subject to risks and uncertainties. We note that a variety of factors and uncertainties could cause our actual results to differ significantly from the results discussed in the forward-looking statements. Factors and uncertainties that might cause such differences include, but are not limited to:

•	general economic, market or business conditions in Texas or Georgia, where our real estate activities are concentrated;

•	our ability to achieve some or all of our strategic initiatives;

•	the opportunities (or lack thereof) that may be presented to us and that we may pursue;

•	significant customer concentration;

•	future residential, multifamily or commercial entitlements, development approvals and the ability to obtain such approvals;

•	obtaining approvals of reimbursements and other payments from special improvement districts and the timing of such payments

•

accuracy of estimates and other assumptions related to investment in real estate, the expected timing and pricing of land and lot sales and related cost of real estate sales, impairment of long-lived assets, income taxes, share-based compensation and oil and natural gas reserves;

•	the levels of resale housing inventory and potential impact of foreclosures in our mixed-use development projects and the regions in which they are located;

•	fluctuations in costs and expenses;

•	demand for new housing, which can be affected by a number of factors including the availability of mortgage credit;

•	competitive actions by other companies;

•	changes in governmental policies, laws or regulations and actions or restrictions of regulatory agencies, including regulation of hydraulic fracturing;

•	government regulation of exploration and production technology, including hydraulic fracturing;

•	the results of financing efforts, including our ability to obtain financing with favorable terms;

•	our partners’ ability to fund their capital commitments and otherwise fulfill their operating and financial obligations;

•	the effect of limitations, restrictions and natural events on our ability to harvest and deliver timber;

•	Inability to obtain permits for, or changes in laws, governmental policies or regulations effecting, water withdrawal or usage and

•	the final resolutions or outcomes with respect to our contingent and other liabilities related to our business.

Other factors, including the risk factors described in Item 1A of our 2011 Annual Report on Form 10-K, may also cause actual results to differ materially from those projected by our forward-looking statements. New factors emerge from time to time and it is not possible for us to predict all such factors, nor can we assess the impact of any such factor on our business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

Strategy

Our strategy is:

•	Recognizing and responsibly delivering the greatest value from every acre; and

•	Growing through strategic and disciplined investments.

2012 Strategic Initiatives

In 2012, we announced Triple in FOR, new strategic initiatives designed to further enhance shareholder value by:

•	Accelerating value realization of our real estate and natural resources by increasing total residential lots sales, oil and gas production, and total segment earnings.

•

Optimizing transparency and disclosure by expanding reported oil and natural gas resources, providing additional information related to groundwater interests, and establishing a progress report on corporate responsibility efforts.

•

Raising our net asset value through strategic and disciplined investments by pursuing growth opportunities which help prove up our asset value and meet return expectations, developing a low-capital, high-return multifamily business, and accelerating investment in lower-risk oil and natural gas opportunities.

Results of Operations

A summary of our consolidated results by business segment follows:

	First Quarter
	2012	2011
	(In thousands)
Revenues:
Real estate	$17,922	$21,139
Mineral resources	9,426	7,333
Fiber resources	744	1,368

Total revenues	$28,092	$29,840

Segment earnings :
Real estate	$11,577	$2,575
Mineral resources	5,875	5,598
Fiber resources	390	640

Total segment earnings	17,842	8,813
Items not allocated to segments:
General and administrative expense	(4,362)	(3,916)
Share-based compensation expense	(5,231)	(4,100)
Interest expense	(3,891)	(4,009)
Other non-operating income	64	27

Income (loss) before taxes	4,422	(3,185)
Income tax (expense) benefit	(1,620)	712

Net income (loss) attributable to Forestar Group Inc.	$2,802	$(2,473)

Significant aspects of our results of operations follow:

First Quarter 2012

•

Real estate segment earnings benefited from a $11,675,000 gain from the sale of our 25 percent interest in Palisades West LLC to Dimensional Fund Advisors L.P. for $32,095,000. Segment earnings were negatively impacted by lower undeveloped land sales from our retail sales program.

•

Mineral resources segment earnings benefited from increased oil production volumes and higher average oil prices. This increase was partially offset by a decrease in lease bonus payments and increased costs from additional oil and natural gas personnel and professional services associated with our water initiatives.

•	Fiber resources segment earnings continued to decrease principally due to lower harvest volume as a result of selling over 217,000 acres of timberland since year-end 2008.

•

Share-based compensation increased principally as result of new awards granted in first quarter 2012 and an increase in our expected stock price volatility rate assumptions used in valuing new and existing awards.

First Quarter 2011

•

Real estate segment earnings were positively impacted by higher undeveloped land sales volume and price from our retail sales program and improved sales activity within our single-family residential and mixed-use communities.

•	Mineral resources segment earnings declined due to increased costs associated with developing our water resources initiatives.

•	Fiber resources segment earnings decreased principally due to reduced harvest activity resulting from the sale of approximately 30,000 acres of timberland in 2010.

Current Market Conditions

Current U.S. market conditions in the single-family residential industry continue to be challenging, characterized by high unemployment rates, depressed sales volumes and prices, difficult financing environment for purchasers and competition from foreclosure inventory. It is difficult to predict when and at what rate these broader negative conditions will improve. We have seen signs of stability in certain markets, where declining finished lot inventories and lack of real estate development is increasing demand for our developed lots, principally in the Texas markets. Multifamily market conditions are improving, with many markets experiencing healthy occupancy levels and positive rent growth. This improvement has been driven primarily by limited new construction activity, reduced single-family mortgage credit availability, and the increased propensity to rent among the 18 to 34 year old demographic of the U.S. population.

Oil prices have increased principally due to supply uncertainty, demand growth from emerging markets and ongoing political unrest in oil-producing regions. Natural gas prices have remained depressed due to increased levels of production and record levels of inventory due to mild temperatures. Shale resource drilling and production remains strong and working natural gas inventories are expected to remain relatively high. In the East Texas Basin, exploration and production companies continue to focus drilling on natural gas prospects in order to extend and hold existing mineral leases. In the Gulf Coast Basin, in Louisiana, activity has increased as operators have shifted exploration efforts to oil and high liquid natural gas plays. These conditions may impact the demand for new mineral leases, new exploration activity and the amount of royalty revenues we receive. Pine sawtimber prices continue to be depressed due to weak demand driven by the overall slowdown in residential construction activity, while pine pulpwood demand remains steady and pricing is relatively flat.

Business Segments

We manage our operations through three business segments:

•	Real estate,

•	Mineral resources, and

•	Fiber resources.

We evaluate performance based on earnings (loss) before unallocated items and income taxes. Segment earnings (loss) consist of operating income, equity in earnings (loss) of unconsolidated ventures and net (income) loss attributable to noncontrolling interests. Items not allocated to our business segments consist of general and administrative expenses, share-based compensation, gain on sale of strategic timberland, interest expense and other non-operating income and expense. The accounting policies of the segments are the same as those described in the accounting policy note to the consolidated financial statements.

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

Real Estate

We own directly or through ventures over 146,000 acres of real estate located in nine states and 12 markets. Our real estate segment secures entitlements and develops infrastructure on our lands, primarily for single-family residential and mixed-use communities. We own 104,000 acres in a broad area around Atlanta, Georgia, with the balance located primarily in Texas. We target investments principally in our strategic growth corridors, regions across the southern half of the United States that possess key demographic and growth characteristics that we believe make them attractive for long-term real estate investment. We own and manage our projects either directly or through ventures. Our real estate segment revenues are principally derived from the sales of residential single-family lots and tracts, undeveloped land and commercial real estate and from the operation of commercial and income producing properties, primarily a hotel and a multifamily property.

A summary of our real estate results follows:

	First Quarter
	2012	2011
	(In thousands)
Revenues	$17,922	$21,139
Cost of sales	(10,331)	(10,170)
Operating expenses	(7,544)	(7,714)

	47	3,255
Gain on sale of venture interest	11,675	—
Equity in earnings of unconsolidated ventures	550	89
Less: Net income attributable to noncontrolling interests	(695)	(769)

Segment earnings	$11,577	$2,575

Revenues in our owned and consolidated ventures consist of:

	First Quarter
	2012	2011
	(In thousands)
Residential real estate	$8,498	$7,867
Undeveloped land	733	6,090
Commercial and Income producing properties	7,278	6,935
Other	1,413	247

Total revenues	$17,922	$21,139

Residential real estate revenues principally consist of the sale of single-family lots to national, regional and local homebuilders. In first quarter 2012, residential real estate revenues increased principally as a result of increased lot sales volume due to demand for finished lot inventory by homebuilders in markets where supply has diminished.

In first quarter 2012, undeveloped land sales decreased due to lower volume from our retail land sales program as a result of current market conditions primarily resulting from limited credit availability and alternate investment options to buyers in the marketplace.

In first quarter 2012, commercial and income producing properties revenue increased as a result of higher occupancy levels and revenue per available room from our 413 guest room hotel in Austin and rent growth from our 401 unit multifamily property located in Houston.

In first quarter 2012, other revenues include $1,047,000 as result of selling seven acres of impervious cover entitlement credits to a national homebuilder. This sale generated segment earnings of approximately $920,000.

Units sold in our owned and consolidated ventures consist of:

	First Quarter
	2012	2011
Residential real estate:
Lots sold	137	145
Revenue per lot sold	$62,023	$54,257
Commercial real estate:
Acres sold	—	—
Revenue per acre sold	$—	$—
Undeveloped land:
Acres sold	320	2,629
Revenue per acre sold	$2,293	$2,316

Operating expenses consist of:

	First Quarter
	2012	2011
	(In thousands)
Employee compensation and benefits	$2,125	$1,941
Property taxes	1,943	2,184
Professional services	1,257	966
Depreciation and amortization	1,047	1,281
Other	1,172	1,342

Total operating expenses	$7,544	$7,714

Information about our real estate projects and our real estate ventures follows:

	First Quarter-End
	2012	2011
Owned and consolidated ventures:
Entitled, developed and under development projects
Number of projects	66	52
Residential lots remaining	22,830	17,635
Commercial acres remaining	2,123	1,774
Undeveloped land and land in the entitlement process
Number of projects	16	18
Acres in entitlement process	27,590	29,620
Acres undeveloped	96,606	167,387
Ventures accounted for using the equity method:
Ventures’ lot sales (for first three months)
Lots sold	148	69
Average price per lot sold	$44,570	$35,473
Ventures’ entitled, developed and under development projects
Number of projects	7	21
Residential lots remaining	4,093	9,582
Commercial acres sold (for first three months)	—	20
Average price per acre sold	$—	$152,460
Commercial acres remaining	333	570
Ventures’ undeveloped land and land in the entitlement process
Acres sold (for first three months)	135	—
Average price per acre sold	$2,600	$—
Acres undeveloped	5,655	5,731

In first quarter 2012, we acquired from CL Realty and Temco, 14 entitled, developed and under development projects and interests in three ventures accounted for using the equity method. The acquired assets represent approximately 1,130 fully developed lots, 4,900 planned lots, and over 460 commercial acres, principally in the major markets of Texas.

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

Our net investment in owned and consolidated real estate by geographic location follows:

	$xxxxxxxxx	$xxxxxxxxx	$xxxxxxxxx	$xxxxxxxxx
State	Entitled, Developed, and Under Development Projects	Undeveloped Land	Commercial and Income Producing Properties	Total
	(In thousands)
Texas	$352,553	$9,615	$101,007	$463,175
Georgia	21,912	56,515	—	78,427
Colorado	22,465	—	8,873	31,338
California	8,795	14,440	—	23,235
Other	9,108	—	—	9,108

Total	$414,833	$80,570	$109,880	$605,283

Mineral Resources

We own directly or through ventures about 594,000 net acres of mineral interests. Our mineral resources segment revenues are principally derived from oil and natural gas royalties, non-operating working interests and other lease revenues from our mineral interests located principally in Texas, Louisiana, Georgia and Alabama. At first quarter-end 2012, we have about 49,000 net acres under lease and about 32,000 net acres held by production.

A summary of our mineral resources results follows:

	First Quarter
	2012	2011
	(In thousands)
Revenues	$9,426	$7,333
Cost of sales	(1,375)	(794)
Operating expenses	(2,344)	(1,429)

	5,707	5,110
Equity in earnings of unconsolidated ventures	168	488

Segment earnings	$5,875	$5,598

Cost of sales represents our share of oil and natural gas production severance taxes, which are calculated based on a percentage of oil and natural gas produced, costs related to our oil and natural gas non-operating working interests and delay rental payments related to ground water leases in central Texas.

Equity in earnings of unconsolidated ventures includes our share of royalty revenue from 23 producing wells in the Barnett Shale natural gas formation.

Revenues consist of:

	First Quarter
	2012	2011
	(In thousands)
Royalties	$7,027	$3,676
Non-operating working interests	915	129
Other revenues	1,484	3,528

Total revenues	$9,426	$7,333

In first quarter 2012, royalty revenues increased principally as result of increased oil production and higher oil prices in our owned and consolidated properties. Increased oil production contributed about $3,071,000 and increased oil prices contributed about $1,043,000 as compared with first quarter 2011. Increased natural gas production contributed about $204,000 but was essentially offset by decreased natural gas prices of $181,000 as compared with first quarter 2011.

In first quarter 2012, other revenues includes $1,115,000 in delay rental payments principally related to extending the lease term on approximately 4,300 net mineral acres and $287,000 in lease bonus payments as a result of leasing about 800 net mineral acres for an average of about $360 per acre. In first quarter 2011, other revenues include $1,657,000 in lease bonus payments as a result of leasing about 4,800 net mineral acres for an average of about $340 per acre, $1,555,000 related to mineral seismic exploration associated with 31,100 acres in Louisiana and $156,000 related to delay rental payments.

Oil and natural gas produced and average unit prices related to our royalty interests follows:

	First Quarter
	2012	2011
Consolidated entities:
Oil production (barrels)	69,200	32,000
Average price per barrel	$97.57	$82.49
Natural gas production (millions of cubic feet)	362.1	308.2
Average price per thousand cubic feet	$3.29	$3.79
Our share of ventures accounted for using the equity method:
Natural gas production (millions of cubic feet)	90.1	158.6
Average price per thousand cubic feet	$2.99	$3.57
Total consolidated and our share of equity method ventures:
Oil production (barrels)	69,200	32,000
Average price per barrel	$97.57	$82.49
Natural gas production (millions of cubic feet)	452.2	466.8
Average price per thousand cubic feet	$3.23	$3.72

At first quarter-end 2012, there were 534 productive wells operated by others on our leased mineral acres compared to 496 productive wells at first quarter-end 2011.

Operating expenses consist of:

	First Quarter
	2012	2011
	(In thousands)
Employee compensation and benefits	$1,037	$453
Professional and consulting services	722	644
Property taxes	71	76
Other	514	256

Total operating expenses	$2,344	$1,429

In first quarter 2012, employee compensation and benefits increased principally as result of incremental staffing to support our oil, natural gas and water interests. Professional and consulting services includes $429,000 in first quarter 2012 and 2011 due to non-cash amortization of contingent consideration paid to the seller of a water resources company acquired in 2010. These costs are being amortized ratably over the performance period assuming certain milestones are achieved by July 2014.

In addition, we have water interests in 1,550,000 acres, including a 45 percent nonparticipating royalty interest in groundwater produced or withdrawn for commercial purposes or sold from 1,400,000 acres in Texas, Louisiana, Georgia and Alabama and 17,800 acres of ground water leases in central Texas. We have not received significant revenue or earnings from these interests.

Fiber Resources

Our fiber resources segment focuses principally on the management of our timber holdings and recreational leases. We have about 130,000 acres of timber we own directly or through ventures, primarily in Georgia, and about 17,000 acres of timber under lease. Our fiber resources segment revenues are principally derived from the sales of wood fiber from our land and leases for recreational uses. We have sold over 217,000 acres of timberland since year-end 2008. As a result of the reduced acreage from land sales, future segment revenues and earnings are anticipated to be lower.

A summary of our fiber resources results follows:

	$xxx,xxx	$xxx,xxx
	First Quarter
	2012	2011
	(In thousands)
Revenues	$744	$1,368
Cost of sales	(128)	(247)
Operating expenses	(466)	(486)

	150	635
Other operating income, principally gain on termination of timber leases	234	—
Equity in earnings of unconsolidated ventures	6	5

Segment earnings	$390	$640

Revenues consist of:

	$xxx,xxx	$xxx,xxx
	First Quarter
	2012	2011
	(In thousands)
Fiber	$334	$865
Recreational leases and other	410	503

Total revenues	$744	$1,368

Fiber sold consists of:

	First Quarter
	2012	2011
Pulpwood tons sold	24,400	65,600
Average pulpwood price per ton	$10.18	$9.18
Sawtimber tons sold	4,400	15,500
Average sawtimber price per ton	$19.48	$16.98
Total tons sold	28,800	81,100
Average price per ton	$11.59	$10.67

In first quarter 2012, total fiber tons sold decreased principally due to the sale of about 74,000 acres of timberland in 2011. The majority of our fiber sales were to International Paper at market prices.

Information about our recreational leases follows:

	First Quarter
	2012	2011
Average recreational acres leased	130,900	200,000
Average price per leased acre	$8.80	$8.91

Operating expenses consist of:

	$xxx,xxx	$xxx,xxx
	First Quarter
	2012	2011
	(In thousands)
Employee compensation and benefits	$244	$237
Facility and long-term timber lease costs	121	119
Other	101	130

Total operating expenses	$466	$486

Items Not Allocated to Segments

Unallocated items represent income and expenses managed on a company-wide basis and include general and administrative expenses, share-based compensation, gain on sale of strategic timberland, interest expense and other non-operating income and expense. General and administrative expenses principally consist of accounting and finance, tax, legal, human resources, internal audit, information technology and our board of directors. These functions support all of our business segments and are not allocated.

General and administrative expenses consist of:

	$xxx,xxx	$xxx,xxx
	First Quarter
	2012	2011
	(In thousands)
Professional services	$842	$680
Employee compensation and benefits	1,576	1,454
Depreciation and amortization	299	351
Insurance costs	269	244
Facility costs	198	211
Other	1,178	976

Total general and administrative expenses	$4,362	$3,916

Income Taxes

Our effective tax rate was 32 percent in first quarter 2012, which includes a 4 percent benefit for noncontrolling interests. Our effective tax rate was a benefit of 29 percent in first quarter 2011, which included a 13 percent non-cash charge for share–based compensation. In addition, 2012 and 2011 effective tax rates include the effect of state income taxes, nondeductible items and benefits of percentage depletion and the 2011 rate includes the effect of charitable contributions related to timberland conservation.

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

Cash Flows from Operating Activities

Cash flows from our real estate development activities, undeveloped land sales, commercial and income producing properties, timber sales, mineral and recreational leases and reimbursements from utility and improvement districts are classified as operating cash flows.

In first quarter 2012, net cash (used for) operating activities was ($47,514,000) as expenditures for real estate development and acquisitions significantly exceeded non-cash real estate cost of sales, principally as result of acquiring real estate assets from CL Realty and Temco for $47,000,000. Subsequent to closing of this acquisition, we received $23,370,000 from the ventures, representing our pro-rata share of distributable cash. Also, we invested an additional $7,765,000 in a 289 unit multifamily property currently under construction in Austin and we paid $8,451,000 in federal and state taxes, net of refunds. In first quarter 2011, net cash (used for) operating activities was ($6,406,000) as expenditures for real estate development and acquisitions exceeded non-cash real estate cost of sales principally due to our investment of $7,900,000 in undeveloped land in San Antonio, Texas and our payment of $3,446,000 in federal and state taxes net of refunds.

Cash Flows from Investing Activities

Capital contributions to and capital distributions from unconsolidated ventures and investment in oil and natural gas properties and equipment are classified as investing activities. In addition, proceeds from the sale of property and equipment, software costs and expenditures related to reforestation activities are also classified as investing activities.

In first quarter 2012, net cash provided by investing activities was $29,413,000 principally due to proceeds from the sale of our 25 percent interest in Palisades West LLC to Dimensional Fund Advisors L.P. for $32,095,000. In addition, we invested $1,968,000 in oil and natural gas properties and equipment associated with our non-operating working interests. In first quarter 2011, net cash (used for) investing activities was ($1,171,000) and is principally related to contributions to unconsolidated ventures and investment in property, equipment, software and reforestation.

Cash Flows from Financing Activities

In first quarter 2012, net cash provided by financing activities was $6,619,000. The increase in our debt of $6,278,000 was principally used to fund our real estate development and acquisition activities. In first quarter 2011, net cash provided by financing activities was $7,819,000 due to increases in our debt of $9,011,000 principally to fund our expenditures for real estate development and acquisitions.

Liquidity

At first quarter-end 2012, our senior secured credit facility provides for a $130,000,000 term loan maturing August 6, 2015 and a $200,000,000 revolving line of credit maturing August 6, 2014. The term loan and the revolving line of credit may be prepaid at any time without penalty. The revolving line of credit includes a $100,000,000 sublimit for letters of credit, of which $2,467,000 is outstanding at first quarter-end 2012. Total borrowings under our senior secured credit facility (including the face amount of letters of credit) may not exceed a borrowing base formula. Our borrowing base availability is calculated on a monthly basis by applying advance rates of between 35 – 60 percent against base asset values which include timberland, high-value timberland (land in the entitlement process), raw entitled land, land under development, and minerals. All assets included in the borrowing base must be wholly-owned and unencumbered. At first quarter-end 2012, net unused borrowing capacity under our senior secured credit facility is calculated as follows:

Senior Credit Facility
(In thousands)
Borrowing base availability	$293,345
Less: borrowings	(136,000)
Less: letters of credit	(2,467)

Unused borrowing capacity	$154,878

Our unused borrowing capacity in first quarter 2012 ranged from a high of $154,878,000 to a low of $149,618,000. This facility is used primarily to fund our operating cash needs, which fluctuate due to timing of residential real estate sales, undeveloped land sales, mineral lease bonus payments, timber sales, payment of payables and expenses and capital expenditures.

Our senior secured credit facility and other debt agreements contain financial covenants customary for such agreements including minimum levels of interest coverage and limitations on leverage. At first quarter-end 2012, we were in compliance with the financial covenants of these agreements.

The following table details our compliance with the financial covenants calculated as provided in the senior credit facility:

	Requirement		First Quarter-End 2012
Financial Covenant
Interest Coverage Ratio (a)		≥1.05:1.0	6.93:1.0
Revenues/Capital Expenditures Ratio (b)		≥1.00:1.0	1.63:1.0
Total Leverage Ratio (c )		≤40%	25%
Net Worth (d)	> $	441 million	$510 million
Collateral Value to Loan Commitment Ratio (e )		≥1.50:1.0	1.73 :1.0

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

(d)

Calculated as the amount by which consolidated total assets exceeds consolidated total liabilities. At first quarter-end 2012, the requirement is $441,000,000, computed as: $439,000,000, plus 85 percent of the aggregate net proceeds received by us from any equity offering, plus 75 percent of all positive net income, on a cumulative basis. This covenant is applied at the end of each quarter.

(e)

Calculated as the total collateral value of timberland, high value timberland and our minerals business, divided by total aggregate loan commitment. This covenant is applied at the end of each quarter.

To make additional investments, acquisitions, or distributions, we must maintain available liquidity equal to the lesser of $35,000,000 or 10% of the aggregate commitments in place. At first quarter-end 2012, the minimum liquidity requirement was $33,000,000, resulting in $160,993,000 in available liquidity based on the unused borrowing capacity under our senior secured credit facility plus unrestricted cash and cash equivalents. The failure to maintain such minimum liquidity does not constitute a default or event of default of our senior secured credit facility.

Contractual Obligations and Off-Balance Sheet Arrangements

In 2011, we began construction on a 289 unit multifamily project in Austin, Texas in which the estimated cost at completion, including land, is approximately $30,536,000. At first-quarter end 2012, our investment in this project including land and construction in progress is $21,193,000 with an estimated cost to complete construction of $9,343,000.

At first quarter-end 2012, we participate in three partnerships that have total assets of $48,967,000 and total liabilities of $79,335,000, which includes $63,463,000 of borrowings classified as current maturities. These partnerships are managed by third parties who intend to extend or refinance these borrowings; however, there is no assurance that this can be done. Although these borrowings are guaranteed by third parties, we may under certain circumstances elect or be required to provide additional equity to these partnerships. We do not believe that the ultimate resolution of these matters will have a significant effect on our earnings or financial position. Our investment in these partnerships is $1,884,000 at first quarter-end 2012. These three partnerships are variable interest entities.

Cibolo Canyons — San Antonio, Texas

Cibolo Canyons consists of the JW Marriott ® San Antonio Hill Country Resort & Spa development owned by third parties and a mixed-use development we own. We have $80,186,000 invested in Cibolo Canyons at first quarter-end 2012.

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

We did not receive any reimbursements in first quarter 2012. Since inception, we have received $7,906,000 in reimbursements and have accounted for this as a reduction of our investment. At first quarter-end 2012, we have $35,368,000 invested in the resort development.

Mixed-Use Development

The mixed-use development we own consists of 2,100 acres planned to include approximately 1,475 residential lots and 150 commercial acres designated for multifamily and retail uses, of which 705 lots and 68 commercial acres have been sold through first quarter-end 2012.

In 2007, we entered into an agreement with the SID providing for reimbursement of certain infrastructure costs related to the mixed-use development. Reimbursements are subject to review and approval by the SID and unreimbursed amounts accrue interest at 9.75 percent. The SID’s funding for reimbursements is principally derived from its ad valorem tax collections and bond proceeds collateralized by ad valorem taxes, less debt service on these bonds and annual administrative and public service expenses. Through first quarter-end 2012, we have submitted and received approval for reimbursement of approximately $57,322,000 of infrastructure costs and have received reimbursements totaling $22,520,000. We did not receive any reimbursements in first quarter 2012. At first quarter-end 2012, we have $34,802,000 in approved and pending reimbursements, excluding interest.

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

At first quarter-end 2012, we have $44,818,000 invested in the mixed-use development.

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies or estimates from those disclosed in our 2011 Annual Report on Form 10-K.

Recent Accounting Standards

Please read Note 2 to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Statistical and Other Data

A summary of our real estate projects in the entitlement process (a) at first quarter-end 2012 follows:

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

A summary of activity within our projects in the development process, which includes entitled (a), developed and under development real estate projects, at first quarter-end 2012 follows:

				Residential Lots ( c)		Commercial Acres (d)
				Lots Sold		Acres Sold
			Interest	Since	Lots	Since	Acres
Project	County	Market	Owned (b)	Inception	Remaining	Inception	Remaining (f)
Projects we own

California
San Joaquin River	Contra Costa/Sacramento	Oakland	100%	—	—	—	288

Colorado
Buffalo Highlands	Weld	Denver	100%	—	164	—	—
Johnstown Farms	Weld	Denver	100%	115	497	2	7
Pinery West	Douglas	Denver	100%	—	—	—	111
Stonebraker	Weld	Denver	100%	—	603	—	—

Texas
Arrowhead Ranch	Hays	Austin	100%	—	259	—	6
Bar C Ranch	Tarrant	Dallas/Fort Worth	100%	291	908	—	—
Barrington Kingwood	Harris	Houston	100%	12	168	—	—
Cibolo Canyons	Bexar	San Antonio	100%	705	770	68	82
Harbor Lakes	Hood	Dallas/Fort Worth	100%	203	246	2	19
Hunter’s Crossing	Bastrop	Austin	100%	382	108	38	71
La Conterra	Williamson	Austin	100%	88	412	—	58
Maxwell Creek	Collin	Dallas/Fort Worth	100%	747	252	10	—
Oak Creek Estates	Comal	San Antonio	100%	113	534	13	—
Summer Creek Ranch	Tarrant	Dallas/Fort Worth	100%	807	467	—	79
Summer Lakes	Fort Bend	Houston	100%	418	712	56	—
The Colony	Bastrop	Austin	100%	428	721	22	31
The Preserve at Pecan Creek	Denton	Dallas/Fort Worth	100%	349	445	—	7
Village Park	Collin	Dallas/Fort Worth	100%	461	299	3	2
Waterford Park	Fort Bend	Houston	100%	—	210	10	80
Westside at Buttercup Creek	Williamson	Austin	100%	1,372	124	66	—
Other projects (11)	Various	Various	100%	2,490	173	207	23

Georgia
Seven Hills	Paulding	Atlanta	100%	645	442	26	113
The Villages at Burt Creek	Dawson	Atlanta	100%	—	1,715	—	57
Towne West	Bartow	Atlanta	100%	—	2,674	—	121
Other projects (17)	Various	Atlanta	100%	1,712	2,987	3	705

Florida
Other projects (3)	Various	Tampa	100%	599	246	—	—

Missouri and Utah
Other projects (2)	Various	Various	100%	470	84	—	—

				12,407	16,220	526	1,860

Projects in entities we consolidate
Texas
City Park	Harris	Houston	75%		1,185	126	50	115
Lantana	Denton	Dallas/Fort Worth	55	% (e)	821	1,471	—	—
Light Farms	Collin	Dallas/Fort Worth	65	% (g)	—	2,501	—	—
Stoney Creek	Dallas	Dallas/Fort Worth	90%		111	643	—	—
Timber Creek	Collin	Dallas/Fort Worth	88%		—	614	—	—
Other projects (3)	Various	Various	Various		6	203	16	148
Georgia
The Georgian	Paulding	Atlanta	75%		289	1,052	—	—

					2,412	6,610	66	263

Total owned and consolidated					14,819	22,830	592	2,123
Projects in ventures that we account for using the equity method
Texas
Entrada	Travis	Austin	50%		—	821	—	—
Fannin Farms West	Tarrant	Dallas/Fort Worth	50%		323	58	—	12
Harper’s Preserve	Montgomery	Houston	50%		96	1,629	—	72
Lantana	Denton	Dallas/Fort Worth	Various	(e)	1,449	83	16	42
Long Meadow Farms	Fort Bend	Houston	37%		913	882	107	192
Southern Trails	Brazoria	Houston	80%		521	515	—	—
Stonewall Estates	Bexar	San Antonio	50%		286	105	—	—
Other projects (1)	Nueces	Corpus Christi	50%		—	—	—	15

Total in ventures					3,588	4,093	123	333

Combined total					18,407	26,923	715	2,456

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

(e)

The Lantana project consists of a series of 24 partnerships in which our voting interests range from 25 percent to 55 percent. We account for three of these partnerships using the equity method and we consolidate the remaining partnerships.

(f)	Excludes acres associated with commercial and income producing properties.

(g)	In second quarter 2012, the consolidated venture sold 800 real estate acres, representing about 2,500 planned residential lots.

A summary of our significant commercial and income producing properties at first quarter-end 2012 follows:

			Interest
Project	County	Market	Owned (a)	Type	Acres	Description
Broadstone Memorial	Harris	Houston	100%	Multifamily	9	401 unit luxury apartment
Radisson Hotel	Travis	Austin	100%	Hotel	2	413 guest rooms and suites
Las Brisas	Williamson	Austin	59%	Multifamily	30	414 unit luxury apartment
Promesa (b)	Travis	Austin	100%	Multifamily	16	289 unit luxury apartment
						(construction in progress)

(a)	Interest owned reflects our total interest in the project, whether owned directly or indirectly.

(b)	Formerly marketed as Ridge at Ribelin Ranch.

A summary of our oil and natural gas mineral interests (a) at first quarter-end 2012 follows:

			Held By
State	Unleased	Leased (b)	Production (c )	Total (d)
		(Net acres)
Texas	195,000	30,000	27,000	252,000
Louisiana	120,000	19,000	5,000	144,000
Georgia	156,000	—	—	156,000
Alabama	40,000	—	—	40,000
California	1,000	—	—	1,000
Indiana	1,000	—	—	1,000

	513,000	49,000	32,000	594,000

(a)	Includes ventures.
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

A summary of our Texas and Louisiana mineral acres (a) by county or parish at first quarter-end 2012 follows:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our interest rate risk is principally related to our variable-rate debt. Interest rate changes impact earnings due to the resulting increase or decrease in the cost of our variable-rate debt, which is $197,934,000 at first quarter-end 2012 and $191,656,000 at year-end 2011.

The following table illustrates the estimated effect on our pre-tax income of immediate, parallel, and sustained shifts in interest rates for the next 12 months on our variable-rate debt at first quarter-end 2012, with comparative year-end 2011 information. This estimate assumes that debt reductions from contractual payments will be replaced with short-term, variable-rate debt; however, that may not be the financing alternative we choose.

Change in Interest Rates	First Quarter-End 2012	Year-End 2011
	(In thousands)
+2%	$(3,410)	$(3,296)
+1%	(1,979)	(1,917)
-1%	1,979	1,917
-2%	3,959	3,833

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

Item 1A. Risk Factors

There are no material changes from the risk factors disclosed in our 2011 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (a)

Period	Total Number of Shares Purchased (b)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
Month 1 (1/1/2012 — 1/31/2012)	16,708	$15.66	—	5,092,305
Month 2 (2/1/2012 — 2/29/2012)	54,186	$16.36	—	5,092,305
Month 3 (3/1/2012 — 3/31/2012)	—	$—	—	5,092,305

Total	70,894	$16.20	—

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10.1	Assignment and Assumption of Membership Interest dated January 20, 2012, by and between Forestar (USA) Real Estate Group Inc. and Dimensional Fund Advisors LP (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on January 24, 2012).

10.2	Purchase and Sale Agreement dated February 20, 2012, by and among Forestar (USA) Real Estate Group Inc., CL Realty, L.L.C., and Cousins Real Estate Corporation.

10.3	Purchase and Sale Agreement dated February 20, 2012, by and among Forestar Realty Inc., Temco Associates, LLC, and Cousins Real Estate Corporation.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following materials from Forestar’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORESTAR GROUP INC.

Date: May 10, 2012	By:	/s/ Christopher L. Nines
Christopher L. Nines
Chief Financial Officer

	By:	/s/ Charles D. Jehl
Charles D. Jehl
Chief Accounting Officer