Form 10-Q
period 2012-06-30
Forestar Group Inc.
filed 2012-08-09
CIK 1406587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

    ☐  Yes    ☒   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding as of August 6, 2012
Common Stock, par value $1.00 per share	34,680,795

FORESTAR GROUP INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

FORESTAR GROUP INC.

Consolidated Balance Sheets

	(Unaudited)
	Second
	Quarter-End	Year-End
	2012	2011
	(In thousands)
ASSETS
Cash and cash equivalents	$45,474	$18,283
Real estate	541,238	565,367
Investment in unconsolidated ventures	42,327	64,223
Timber	13,806	14,240
Receivables, net	23,580	23,281
Prepaid expenses	3,340	2,931
Property and equipment, net	4,906	5,178
Oil and natural gas properties and equipment, net	6,349	4,561
Deferred tax asset	75,851	72,942
Goodwill and other intangible assets	5,451	5,451
Other assets	15,658	18,400

TOTAL ASSETS	$777,980	$794,857

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$4,955	$5,044
Accrued employee compensation and benefits	1,295	1,421
Accrued property taxes	4,993	4,986
Accrued interest	844	1,086
Income taxes payable	2,422	8,501
Other accrued expenses	11,673	7,716
Other liabilities	30,260	33,304
Debt	201,943	221,587

TOTAL LIABILITIES	258,385	283,645

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Forestar Group Inc. shareholders’ equity:
Common stock, par value $1.00 per share, 200,000,000 authorized shares, 36,946,603 issued at second quarter-end 2012 and 36,835,732 issued at year-end 2011	36,947	36,836
Additional paid-in capital	403,990	398,517
Retained earnings	111,768	108,155
Treasury stock, at cost, 2,283,958 shares at second quarter-end 2012 and 2,212,876 shares at year-end 2011	(35,133)	(33,982)

Total Forestar Group Inc. shareholders’ equity	517,572	509,526
Noncontrolling interests	2,023	1,686

TOTAL SHAREHOLDERS’ EQUITY	519,595	511,212

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$777,980	$794,857

Please read the Notes to Consolidated Financial Statements.

FORESTAR GROUP INC.

Consolidated Statements of Income

(Unaudited)

	Second Quarter		First Six Months
	2012	2011	2012	2011
	(In thousands, except per share amounts)
REVENUES
Real estate sales and other	$19,349	$12,803	$29,993	$27,007
Commercial and income producing properties	7,298	6,812	14,576	13,747

Real estate	26,647	19,615	44,569	40,754
Mineral resources	7,148	4,580	16,574	11,913
Fiber resources and other	1,517	1,290	2,261	2,658

	35,312	25,485	63,404	55,325
COSTS AND EXPENSES
Cost of real estate sales and other	(10,578)	(5,991)	(16,352)	(11,649)
Cost of commercial and income producing properties	(4,638)	(4,366)	(9,195)	(8,878)
Cost of mineral resources	(978)	(438)	(2,353)	(1,232)
Cost of fiber resources and other	(370)	(285)	(498)	(532)
Other operating	(11,441)	(10,483)	(24,191)	(22,157)
General and administrative	(6,749)	(6,849)	(13,712)	(12,820)
Gain on sale of assets	3,401	—	15,076	—

	(31,353)	(28,412)	(51,225)	(57,268)
OPERATING INCOME (LOSS)	3,959	(2,927)	12,179	(1,943)
Equtiy in earnings of unconsolidated ventures	768	402	1,492	984
Interest expense	(3,664)	(4,653)	(7,555)	(8,662)
Other non-operating income	1,140	24	1,204	51

INCOME (LOSS) BEFORE TAXES	2,203	(7,154)	7,320	(9,570)
Income tax (expense) benefit	(732)	2,828	(2,352)	3,540

CONSOLIDATED NET INCOME (LOSS)	1,471	(4,326)	4,968	(6,030)
Less: Net (income) loss attributable to noncontrolling interests	(660)	405	(1,355)	(364)

NET INCOME (LOSS) ATTRIBUTABLE TO FORESTAR GROUP INC.	$811	$(3,921)	$3,613	$(6,394)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	35,235	35,524	35,190	35,466
Diluted	35,425	35,524	35,412	35,466
NET INCOME (LOSS) PER COMMON SHARE
Basic	$0.02	$(0.11)	$0.10	$(0.18)
Diluted	$0.02	$(0.11)	$0.10	$(0.18)

COMPREHENSIVE INCOME (LOSS)	$811	$(3,921)	$3,613	$(6,394)

Please read the Notes to Consolidated Financial Statements.

FORESTAR GROUP INC.

Consolidated Statements of Cash Flows

(Unaudited)

	First Six Months
	2012	2011
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$4,968	$(6,030)
Adjustments:
Depreciation and amortization	4,511	4,864
Deferred income taxes	(2,909)	(7,000)
Tax benefits not recognized for book purposes	76	95
Equity in (earnings) loss of unconsolidated ventures	(1,492)	(984)
Distributions of earnings of unconsolidated ventures	356	4,102
Distributions of earnings to noncontrolling interests	(1,173)	(2,491)
Reimbursed costs from unconsolidated ventures	10,759	—
Proceeds from consolidated venture’s sale of assets, net	24,294	—
Non-cash share-based compensation	5,164	3,952
Non-cash real estate cost of sales	15,964	10,525
Real estate development and acquisition expenditures, net	(52,505)	(23,529)
Acquisition of loan secured by real estate	—	(21,137)
Reimbursements from utility and improvement districts	937	1,790
Other changes in real estate	733	(5)
Gain on termination of timber lease	(234)	(181)
Cost of timber cut	411	524
Deferred income	1,864	947
Asset impairments	—	450
Gain on sale of assets	(15,076)	—
Other	458	74
Changes in:
Notes and accounts receivable	(242)	530
Prepaid expenses and other	751	(239)
Accounts payable and other accrued liabilities	(3,530)	3,896
Income taxes	(6,078)	(4,083)

Net cash provided by (used for) operating activities	(11,993)	(33,930)
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, equipment, software and reforestation	(1,341)	(899)
Oil and natural gas properties and equipment	(2,264)	(2,112)
Investment in unconsolidated ventures	(1,430)	(1,135)
Return of investment in unconsolidated ventures	736	252
Proceeds from termination of timber lease	—	290
Proceeds from sale of property	—	103
Proceeds from sale of venture interest	32,095	—

Net cash provided by (used for) investing activities	27,796	(3,501)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of debt	(36,047)	(37,043)
Additions to debt	47,394	76,279
Deferred financing fees	(343)	(1,379)
Return of investment to noncontrolling interest	(69)	(1)
Exercise of stock options	1,182	1,167
Payroll taxes on restricted stock and stock options	(1,151)	(1,216)
Tax benefit from share-based compensation	370	(110)
Other	52	83

Net cash provided by (used for) financing activities	11,388	37,780

Net increase (decrease) in cash and cash equivalents	27,191	349
Cash and cash equivalents at beginning of period	18,283	5,366

Cash and cash equivalents at end of period	$45,474	$5,715

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

Note 2 — New and Pending Accounting Pronouncements

Accounting Standards Adopted in 2012

In first quarter 2012, we adopted Accounting Standards Update (ASU) 2011-04 — Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs and ASU 2011-05 — Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Adoption of these pronouncements did not affect our earnings or financial position.

Pending Accounting Standards

Pending ASU 2011-10 – Property, Plant, and Equipment: Derecognition of in Substance Real Estate will be effective first quarter 2013. Adoption is not anticipated to have a significant effect on our earnings or financial position but may result in certain additional disclosures.

Note 3 — Business Acquisitions

In first quarter 2012, we acquired from CL Realty, L.L.C. and Temco Associates, LLC, the ventures’ interest in 17 residential and mixed-use real estate projects for $47,000,000. Subsequent to closing of these acquisitions, we received $23,370,000 from the ventures, representing our pro-rata share of distributable cash. The purchase price was allocated to the acquired assets and liabilities based on their estimated fair value: $31,891,000 to real estate; $14,236,000 to investment in unconsolidated ventures; $1,385,000 to other assets; and $512,000 to liabilities directly related to the real estate acquired. Transaction costs of about $463,000 are included in other operating expense in first six months 2012.

The acquired assets and operating results are included within our real estate segment and represented approximately 1,130 fully developed lots, 4,900 planned lots and over 460 commercial acres on the date of acquisition, principally in the major markets of Texas. Pro forma consolidated operating income (loss) assuming these acquisitions had occurred at the beginning of 2011 would not be significantly different than those reported.

On June 3, 2012, we entered into a definitive agreement to acquire CREDO Petroleum Corporation (Credo) in an all cash transaction for $14.50 per share, representing an equity purchase price of approximately $146,000,000. Closing is subject to customary conditions, including approval by Credo’s stockholders and, if approved, is expected to close in second half of 2012. We obtained a commitment for bridge financing that, combined with available liquidity, is sufficient to fund the acquisition. However, we intend to pursue amendments to our senior secured credit facility to fund a significant portion of the purchase price.

In second quarter 2012, we incurred $2,461,000 in costs to outside advisors related to this proposed transaction, which are included in general and administrative expenses. We estimate remaining transaction costs will be approximately $4,500,000.

Note 4 — Real Estate

Real estate consists of:

	Second Quarter-End 2012	Year-End 2011
	(In thousands)
Entitled, developed and under development projects	$358,399	$383,026
Undeveloped land	83,403	80,076
Commercial and income producing properties
Carrying value	128,203	129,220
Accumulated depreciation	(28,767)	(26,955)

Net carrying value	99,436	102,265

	$541,238	$565,367

Included in entitled, developed and under development projects are the estimated costs of assets we expect to convey to utility and improvement districts of $53,053,000 at second quarter-end 2012 and $61,526,000 at year-end 2011, including $34,402,000 in second quarter-end 2012 and $34,802,000 at year-end 2011 related to our Cibolo Canyons project near San Antonio, Texas. These costs relate to water, sewer and other infrastructure assets we have submitted to utility or improvement districts for approval and reimbursement. In second quarter 2012, these costs decreased by $11,065,000 as result of a consolidated venture’s sale of approximately 800 acres near Dallas. We submitted for reimbursement to these districts $2,350,000 in first six months 2012 and $2,336,000 in first six months 2011. We received $637,000 from these districts in first six months 2012 and $187,000 in first six months 2011. We expect to collect the remaining amounts billed when these districts achieve adequate tax bases to support payment.

Also included in entitled, developed and under development projects is our investment in the resort development owned by third parties at our Cibolo Canyons project. We received $300,000 in second quarter 2012 and $1,603,000 in second quarter 2011 from the Special Improvement District (SID) related to hotel occupancy revenues and other revenues from resort sales collected as taxes by the SID. We currently account for these receipts as a reduction of our investment. At second-quarter-end 2012, we have $35,067,000 invested in the resort development.

In first quarter 2012, entitled, developed and under development projects increased by $31,891,000 as a result of our acquisition of certain residential and mixed-use projects from CL Realty and Temco. Please read Note 3 for additional information. In second quarter 2012, entitled, developed and under development projects decreased by $51,493,000 as result of a consolidated venture’s sale of approximately 800 acres (Light Farms Project) near Dallas. We received $24,294,000 in net proceeds, the buyer assumed the outstanding debt of $30,991,000 and we recognized a gain on sale of $3,401,000.

At second quarter-end 2012, commercial and income producing properties primarily represents our investment in a 401 unit multifamily property in Houston with a carrying value of $46,001,000, a 413 room hotel in Austin with a carrying value of $20,480,000 and a 289 unit multifamily project in Austin, currently under construction, with a carrying value of $29,011,000. In first six months 2012, we invested $14,341,000 in construction costs associated with this multifamily property and the estimated cost to complete construction is approximately $4,854,000.

Depreciation expense, primarily related to commercial and income producing properties, was $1,812,000 in first six months 2012 and $1,760,000 in first six months 2011 and is included in other operating expenses.

Note 5 — Timber

We own directly or through ventures about 129,000 acres of timber, primarily in Georgia, and about 17,000 acres of timber under lease. The non-cash cost of timber cut and sold was $411,000 in first six months 2012 and $524,000 in first six months 2011.

Note 6 — Shareholders’ Equity

A reconciliation of changes in shareholders’ equity at second quarter-end 2012 follows:

	Forestar Group Inc.	Noncontrolling Interests	Total
	(In thousands)
Balance at year-end 2011	$509,526	$1,686	$511,212
Net income	3,613	1,355	4,968
Distributions to noncontrolling interests	—	(1,243)	(1,243)
Contributions from noncontrolling interests	—	225	225
Other (primarily share-based compensation)	4,433	—	4,433

Balance at second quarter-end 2012	$517,572	$2,023	$519,595

In first six months 2012, we issued 110,871 shares of our common stock as a result of stock option exercises and vesting of equity-settled restricted stock units.

Note 7 — Investment in Unconsolidated Ventures

At second quarter-end 2012, we had ownership interests in 13 ventures that we account for using the equity method. We have no real estate ventures that are accounted for using the cost method.

In second quarter 2012, we formed two new unconsolidated ventures:

• CJUF III, RH Holdings, LP was formed with Canyon-Johnson Urban Funds (CJUF) to develop a 257 unit multifamily property overlooking downtown Austin. We own a 25 percent interest and CJUF owns the remaining 75 percent interest. We contributed land and pre-development costs to the venture and received reimbursements of $3,718,000 from the venture, which represents CJUF’s pro-rata share and is included in operating activities in the statement of cash flows. The venture obtained a senior secured construction loan in the amount of $23,936,000 that bears interest at LIBOR plus 2 percent with no significant balance outstanding at second quarter-end 2012. The loan has an initial term of 36 months and may be extended for two additional 12-month periods if certain conditions are met. We have a guaranty of completion of the improvements, a repayment guaranty for 20 percent of principal balance and unpaid accrued interest and a standard non-recourse carve-out guaranty. The repayment guaranty will reduce from 20 percent to 0 percent upon achievement of certain conditions. At second quarter-end 2012, our investment in this venture is $4,077,000.

• FMF Peakview, LLC was formed with Guggenheim Real Estate, LLC (Guggenheim) to develop a 304 unit multifamily property in Denver. We own a 20 percent interest and Guggenheim owns the remaining 80 percent interest. We contributed land and pre-development costs to the venture and received reimbursements of $7,243,000 from the venture, which represents Guggenheim’s pro-rata share and is included in operating activities in the statement of cash flows. The venture obtained a senior secured construction loan in the amount of $31,550,000 that bears interest at LIBOR plus 2.25 percent with no balance outstanding at second quarter-end 2012. The loan has an initial term of 36 months and may be extended for two additional 12-month periods if certain conditions are met. We have a guaranty of completion of the improvements, a repayment guaranty for 25 percent of principal and unpaid accrued interest and a standard non-recourse carve-out guaranty. At second quarter-end 2012, our investment in this venture is $1,926,000.

In first quarter 2012, we acquired from CL Realty and Temco their interest in 17 residential and mixed-use projects for $47,000,000, principally representing $31,891,000 in real estate and $14,236,000 in investment in unconsolidated ventures. Please read Note 3 for additional information. Also in first quarter 2012, we sold our 25 percent interest in Palisades West LLC, which owns two office buildings and an accompanying parking garage in Austin for $32,095,000, resulting in a gain on sale of $11,675,000.

Combined summarized balance sheet information for our ventures accounted for using the equity method follows:

	Venture Assets		Venture Borrowings (a)		Venture Equity		Our Investment
	Second Quarter-End 2012	Year-End 2011	Second Quarter-End 2012	Year-End 2011	Second Quarter-End 2012	Year-End 2011	Second Quarter-End 2012	Year-End 2011
	(In thousands)
242, LLC (b)	$21,799	$23,688	$2,221	$4,429	$18,725	$18,536	$8,447	$8,332
CJUF III, RH Holdings	9,096	—	1	—	8,582	—	4,077	—
CL Ashton Woods (c)	17,036	—	—	—	16,833	—	6,675	—
CL Realty	7,761	51,096	—	1,056	7,519	48,608	3,760	24,304
FMF Peakview	9,629	—	—	—	9,629	—	1,926	—
HM Stonewall Estates (c)	5,561	—	617	—	4,945	—	2,457	—
LM Land Holdings (c)	17,649	—	2,090	—	12,422	—	5,955	—
Palisades West	—	124,588	—	—	—	81,635	—	20,412
Round Rock Luxury Apartments	33,448	34,434	28,382	28,544	4,403	4,865	2,992	3,312
Temco	13,192	18,922	—	2,787	12,921	15,896	6,460	7,948
Other ventures (4) (b) (d)	17,520	16,938	38,222	38,002	(33,914)	(34,045)	(422)	(85)

	$152,691	$269,666	$71,533	$74,818	$62,065	$135,495	$42,327	$64,223

Combined summarized income statement information for our ventures accounted for using the equity method follows:

	Revenues				Earnings (Loss)				Our share of earnings (loss)
	Second Quarter		First Six Months		Second Quarter		First Six Months		Second Quarter		First Six Months
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
	(In thousands)
242, LLC (b)	$942	$463	$1,853	$463	$131	$61	$189	$(4)	$76	$31	$115	$(2)
CJUF III, RH Holdings	—	—	—	—	—	—	—	—	—	—	—	—
CL Ashton Woods (c)	794	—	1,349	—	113	—	261	—	277	—	524	—
CL Realty	329	1,649	1,996	3,518	184	734	736	1,390	92	367	368	695
FMF Peakview	—	—	—	—	—	—	—	—	—	—	—	—
HM Stonewall Estates (c)	1,170	—	1,170	—	410	—	397	—	167	—	159	—
LM Land Holdings (c)	1,428	—	3,270	—	172	—	867	—	(18)	—	167	—
Palisades West	—	4,084	—	8,114	—	1,455	—	2,911	—	364	—	728
Round Rock Luxury Apartments	1,158	959	2,282	1,968	19	(143)	32	(210)	18	(142)	32	(119)
Temco	60	288	500	346	(64)	(212)	(122)	(416)	(32)	(106)	(61)	(208)
Other ventures (4)	351	2,694	597	3,234	(79)	(1,180)	(439)	(1,918)	188	(112)	188	(110)

	$6,232	$10,137	$13,017	$17,643	$886	$715	$1,921	$1,753	$768	$402	$1,492	$984

(a)	Total includes current maturities of $67,968,000 at second quarter-end 2012, of which $38,962,000 is non-recourse to us, and $71,816,000 at year-end 2011, of which $43,144,000 is non-recourse to us.
(b)

Includes unamortized deferred gains on real estate contributed by us to ventures. We recognize deferred gains as income as real estate is sold to third parties. Deferred gains of $916,000 are reflected as a reduction to our investment in unconsolidated ventures at second quarter-end 2012.

(c)

In first quarter 2012, we acquired CL Realty’s equity investment in these residential and mixed-use ventures at estimated fair value. The difference between estimated fair value of the equity investment and our capital account within the respective ventures at closing (basis difference) will be accreted as income or expense over the life of the investment and included in equity in earnings (loss) of unconsolidated ventures. Unrecognized basis difference of $3,347,000 is reflected as a reduction of our investment in unconsolidated ventures at second quarter-end 2012.

(d)

Our investment in other ventures reflects our ownership interests generally ranging from 25 to 50 percent, excluding venture losses that exceed our investment where we are not obligated to fund those losses. Please read Note 16 for additional information.

In first six months 2012, we invested $1,430,000 in these ventures and received $1,092,000 in distributions; in first six months 2011, we invested $1,135,000 in these ventures and received $4,354,000 in distributions. Distributions include both return of investments and distributions of earnings.

We may provide performance bonds and letters of credit on behalf of certain ventures that would be drawn on due to failure to satisfy construction obligations as general contractor or for failure to timely deliver streets and utilities in accordance with local codes and ordinances. At second quarter-end 2012, we have $26,929,000 outstanding, of which $26,577,000 is related to the development and construction of a 257 unit multifamily property in Austin.

Note 8 — Receivables

Receivables consists of:

	Second Quarter-End 2012	Year-End 2011
	(In thousands)
Loan secured by real estate and accrued interest	$19,074	$20,666
Notes receivable, average interest rates of 7.34% at second quarter-end 2012 and 7.16% at year-end 2011	2,593	1,817
Receivables and accrued interest	1,975	860

	23,642	23,343
Allowance for bad debts	(62)	(62)

	$23,580	$23,281

At second quarter-end 2012, we have $19,074,000 invested in a loan secured by real estate. The loan was acquired from a financial institution in 2011 when it was non-performing and is secured by a lien on developed and undeveloped real estate located near Houston designated for single-family residential and commercial development. In second quarter 2012, an approved bankruptcy plan of reorganization of the borrower became effective establishing a principal amount of $33,900,000 maturing in April 2017. Per the terms of the agreement, interest accrues at 9 percent the first three years escalating to 10 percent in year four and 12 percent in year five, with interest above 6.25 percent to be forgiven if the loan is prepaid by certain dates. Commencing with the reorganization, we estimate future cash flows and calculate accretable yield to be recognized over the term of the loan, which is included in other non-operating income. In second quarter 2012, we received principal payments of $2,133,000 and interest payments of $653,000. At second quarter-end 2012, the outstanding principal balance was $31,767,000.

Estimated accretable yield at second quarter-end 2012 follows:

(In thousands)
Beginning of period (first quarter-end 2012)	$28,926
Yield accretion recognized	(1,093)

End of period	$27,833

Notes receivable generally are secured by a deed of trust and generally due within three years.

Receivables and accrued interest principally include miscellaneous operating receivables arising in the normal course of business.

Note 9 — Debt

Debt consists of:

	Second Quarter-End 2012	Year-End 2011
	(In thousands)
Senior secured credit facility
Term loan facility — average interest rate of 6.50% at second quarter-end 2012 and year-end 2011	$130,000	$130,000
Secured promissory notes — average interest rate of 3.95% at second quarter-end 2012 and 4.34% at year-end 2011	52,507	41,900
Other indebtedness due through 2017 at variable and fixed interest rates ranging from 5.00% to 8.00%	19,436	49,687

	$201,943	$221,587

Our debt agreements contain financial covenants customary for such agreements including minimum levels of interest coverage and limitations on leverage. At second quarter-end 2012, we were in compliance with the financial covenants of these agreements.

At second quarter-end 2012, our senior secured credit facility provides for a $130,000,000 term loan maturing August 6, 2015 and a $200,000,000 revolving line of credit maturing August 6, 2014. The term loan and the revolving line of credit may be prepaid at any time without penalty. The revolving line of credit includes a $100,000,000 sublimit for letters of credit, of which $2,558,000 is outstanding at second quarter-end 2012. Total borrowings under our senior secured credit facility (including the face amount of letters of credit) may not exceed a borrowing base formula. At second quarter-end 2012, we had $145,507,000 in net unused borrowing capacity under our senior secured credit facility.

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

At second quarter-end 2012, secured promissory notes include a $26,500,000 non-recourse loan collateralized by a 401 unit multifamily project located in Houston with a carrying value of $46,001,000. This secured promissory note includes a prepayment penalty for payments prior to July 1, 2017 and no prepayment penalty thereafter. The prepayment penalty is based on the difference between the fixed annual note rate of 4.94 percent and the assumed reinvestment rate based on the five-year treasury constant maturity rate. Secured promissory notes also include a $15,400,000 loan collateralized by a 413 guest room hotel located in Austin with a carrying value of $20,480,000 and a $10,607,000 construction loan collateralized by a 289 unit multifamily project (currently under construction) located in Austin with a carrying value of $29,011,000. The multifamily loan will provide up to $19,550,000 in construction financing.

At second quarter-end 2012, other indebtedness, principally non-recourse, is collateralized by entitled, developed and under development projects with a carrying value of $61,241,000. In second quarter 2012, other indebtedness decreased by $30,991,000 as result of a consolidated venture’s sale of approximately 800 acres (Light Farms Project) near Dallas. We received $24,294,000 in net proceeds, the buyer assumed the outstanding debt and we recognized a gain on sale of $3,401,000.

At second quarter-end 2012, we have $6,902,000 in unamortized deferred financing fees which are included in other assets. Amortization of deferred financing fees was $1,441,000 in first six months 2012 and $1,472,000 in first six months 2011 and is included in interest expense.

Note 10 — Fair Value

Non-financial assets measured at fair value on a non-recurring basis principally include real estate assets, assets held for sale, goodwill and other intangible assets, which are measured for impairment. In second quarter 2012 and 2011, no non-financial assets were remeasured at fair value.

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

Information about our fixed rate financial instruments not measured at fair value follows:

	Second Quarter-End 2012		Year-End 2011
	Carrying	Fair	Carrying	Fair		Valuation
	Amount	Value	Amount	Value		Technique
	(In thousands)
Loan secured by real estate	$19,074	$37,782	$20,666	$—	(a)	Level 2
Fixed rate debt	$(29,931)	$(32,477)	$(29,931)	$(32,478)		Level 2

(a)	At year-end 2011 not applicable due to its non-performing status.

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

As a result of the 2007 spin-offs from Temple-Inland, at second quarter-end 2012, personnel of Temple-Inland and the other spin-off entity held options to purchase 980,000 shares of our common stock. The options have a weighted average exercise price of $22.50 per share and a weighted average remaining contractual term of three years. At second quarter-end 2012, the options have an aggregate intrinsic value of $418,000.

Note 12 — Net Income per Share

Earnings attributable to common shareholders and weighted average common shares outstanding used to compute earnings per share were:

	Second Quarter		First Six Months
	2012	2011	2012	2011
	(In thousands)
Earnings (loss) available to common shareholders:
Consolidated net income (loss)	$1,471	$(4,326)	$4,968	$(6,030)
Less: Net (income) loss attributable to noncontrolling interest	(660)	405	(1,355)	(364)

Net income (loss) attributable to Forestar Group Inc.	$811	$(3,921)	$3,613	$(6,394)

Weighted average common shares outstanding — basic	35,235	35,524	35,190	35,466
Dilutive effect of stock options, restricted stock and equity-settled awards	190	—	222	—

Weighted average common shares outstanding — diluted	35,425	35,524	35,412	35,466

Anti-dilutive awards excluded from diluted weighted average shares outstanding	2,712	3,182	2,530	3,182

Note 13 — Income Taxes

Our effective tax rate was 33 percent in second quarter 2012 and 32 percent in first six months 2012, which includes a 3 percent benefit for noncontrolling interests. Our effective tax rate was a benefit of 40 percent in second quarter 2011 and a 37 percent benefit in first six months 2011, which includes a 2 percent non-cash charge for share-based compensation. In addition, 2012 and 2011 effective tax rates include the effect of state income taxes, nondeductible items and benefits of percentage depletion.

We have not provided a valuation allowance for our federal deferred tax asset because we believe it is likely it will be recoverable in future periods.

At second quarter-end 2012, our unrecognized tax benefits totaled $6,175,000, all of which would affect our effective tax rate if recognized.

Note 14 — Commitments and Contingencies

Litigation

In connection with our definitive agreement to acquire Credo, four purported class action lawsuits and one lawsuit that seeks certification as a class action have been filed against Credo, its board of directors and us. These actions generally allege that Credo and its board of directors breached fiduciary duties to Credo stockholders with respect to the proposed transaction. The five actions also allege that we aided and abetted the alleged breaches. The plaintiffs’ allegations include that the consideration to be paid pursuant to the definitive agreement to acquire Credo is inadequate. They seek remedies that include enjoining the defendants from consummating the proposed transaction and directing Credo’s directors to exercise their fiduciary duties to obtain a transaction that is in the best interests of the Credo stockholders. We believe that the claims are entirely without merit and intend to defend the actions vigorously.

We are involved in various other legal proceedings that arise from time to time in the ordinary course of doing business and believe that adequate reserves have been established for any probable losses. We do not believe that the outcome of any of these proceedings should have a significant adverse effect on our financial position, long-term results of operations or cash flows. It is possible, however, that charges related to these matters could be significant to our results or cash flows in any one accounting period.

Environmental

Environmental remediation liabilities arise from time to time in the ordinary course of doing business, and we believe we have established adequate reserves for any probable losses that we can reasonably estimate. We own 288 acres near Antioch, California, portions of which were sites of a former Temple-Inland paper manufacturing operation that are in remediation. We have received certificates of completion on all but one 80 acre tract, a portion of which includes subsurface contamination. We estimate the cost to complete remediation activities will be approximately $2,211,000, which is included in other accrued expenses. It is possible that remediation or monitoring activities could be required in addition to those included within our estimate, but we are unable to determine the scope, timing or extent of such activities.

Note 15 — Segment Information

We manage our operations through three business segments: real estate, mineral resources and fiber resources. Real estate secures entitlements and develops infrastructure on our lands for single-family residential and mixed-use communities, and manages our undeveloped land, commercial and income producing properties, primarily a hotel and our multifamily investments. Mineral resources manages our oil, natural gas and water interests. Fiber resources manages our timber and recreational leases.

Assets allocated by segment are as follows:

	Second Quarter-End 2012	Year-End 2011
	(In thousands)
Real estate	$606,825	$655,592
Mineral resources	20,268	18,902
Fiber resources	13,806	14,444
Assets not allocated to segments	137,081	105,919

Total assets	$777,980	$794,857

We evaluate performance based on segment earnings (loss) before unallocated items and income taxes. Segment earnings (loss) consist of operating income, equity in earnings (loss) of unconsolidated ventures, gain on sale of assets, yield accretion on loans secured by real estate and net (income) loss attributable to noncontrolling interests. Items not allocated to our business segments consist of general and administrative expense, share-based compensation, gain on sale of strategic timberland, interest expense and other corporate non-operating income and expense. The accounting policies of the segments are the same as those described in the accounting policy note to the consolidated financial statements. Our revenues are derived from our U.S. operations and all of our assets are located in the U.S. In second quarter 2012, no single customer accounted for more than 10 percent of our total revenues.

Segment revenues and earnings are as follows:

	Second Quarter		First Six Months
	2012	2011	2012	2011
	(In thousands)
Revenues:
Real estate	$26,647	$19,615	$44,569	$40,754
Mineral resources	7,148	4,580	16,574	11,913
Fiber resources	1,517	1,290	2,261	2,658

Total revenues	$35,312	$25,485	$63,404	$55,325

Segment earnings:
Real estate	$7,666	$1,007	$19,243	$3,582
Mineral resources	3,953	3,102	9,828	8,700
Fiber resources	594	704	984	1,344

Total segment earnings	12,213	4,813	30,055	13,626
Items not allocated to segments (a)	(10,670)	(11,562)	(24,090)	(23,560)

Income (loss) before taxes attributable to Forestar Group Inc.	$1,543	$(6,749)	$5,965	$(9,934)

(a)	Items not allocated to segments consist of:

	Second Quarter		First Six Months
	2012	2011	2012	2011
	(In thousands)
General and administrative expense	$(7,120)	$(7,081)	$(11,482)	$(10,997)
Shared-based compensation expense	67	148	(5,164)	(3,952)
Interest expense	(3,664)	(4,653)	(7,555)	(8,662)
Other corporate non-operating income and expense	47	24	111	51

	$(10,670)	$(11,562)	$(24,090)	$(23,560)

Note 16 — Variable Interest Entities

At second quarter-end 2012, we are the primary beneficiary of two VIEs that we consolidate. We have provided the majority of equity to these VIEs, which absent our contributions or advances do not have sufficient equity to fund their operations. We have the authority to approve project budgets and the issuance of additional debt. At second quarter-end 2012, our consolidated balance sheet includes $14,805,000 in assets, principally real estate, and $2,240,000 in liabilities related to these two VIEs. In second quarter 2012, we contributed or advanced $628,000 to these VIEs.

Also at second quarter-end 2012, we are not the primary beneficiary of three VIEs that we account for using the equity method. The unrelated managing partners oversee day-to-day operations and guarantee some of the debt of the VIEs while we have the authority to approve project budgets and the issuance of additional debt. Although some of the debt is guaranteed by the managing partners, we may under certain circumstances elect or be required to provide additional funds to these VIEs. At second quarter-end 2012, these three VIEs have total assets of $48,885,000, substantially all of which represent developed and undeveloped real estate and total liabilities of $79,764,000, which includes $63,481,000 of borrowings classified as current maturities. These amounts are included in unconsolidated ventures in the combined summarized balance sheet information accounted for using the equity method. Please read Note 7. At second quarter-end 2012, our investment in these three VIEs is $1,678,000 and is included in investment in unconsolidated ventures. In first six months 2012, we contributed or advanced $74,000 to these VIEs. Our maximum exposure to loss related to these VIEs is estimated at $34,600,000, which exceeds our investment as we have a nominal general partner interest in two of these VIEs and could be held responsible for their liabilities. The maximum exposure to loss represents the maximum loss that we could be required to recognize assuming all the ventures’ assets (principally real estate) are worthless, without consideration of the probability of a loss or of any actions we may take to mitigate any such loss.

Note 17 — Share-Based Compensation

Share-based compensation expense (income) consists of:

	Second Quarter		First Six Months
	2012	2011	2012	2011
	(In thousands)
Cash-settled awards	$(1,800)	$(1,488)	$282	$681
Equity-settled awards	555	262	1,829	411
Restricted stock	508	607	1,122	1,270
Stock options	670	471	1,931	1,590

	$(67)	$(148)	$5,164	$3,952

Share-based compensation expense (income) is included in:

	Second Quarter		First Six Months
	2012	2011	2012	2011
	(In thousands)
General and administrative expense	$(371)	$(232)	$2,230	$1,823
Other operating expense	304	84	2,934	2,129

	$(67)	$(148)	$5,164	$3,952

The fair value of awards granted to retirement eligible employees and expensed at the date of grant was $595,000 in first six months 2012 and $654,000 in first six months 2011. Unrecognized share-based compensation expense related to non-vested equity-settled awards, restricted stock and stock options is $10,968,000 at second quarter-end 2012. The weighted average period over which this amount will be recognized is estimated to be two years. We did not capitalize any share-based compensation in first six months 2012 or 2011.

In first six months 2012, we withheld 71,082 shares having a value of $1,151,000 in connection with vesting of restricted stock awards and exercises of stock options. In first six months 2011, we withheld 64,437 shares having a value of $1,216,000 in connection with vesting of restricted stock awards and exercises of stock options. These shares are included in treasury stock and are reflected in financing activities in our consolidated statement of cash flows.

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

Cash-settled awards granted to our directors in the form of restricted stock units are fully vested at the time of grant and payable upon retirement.

The following table summarizes the activity of cash-settled restricted stock unit awards in first six months 2012:

	Equivalent Units	Weighted Average Grant Date Fair Value
	(In thousands)	(Per unit)
Non-vested at beginning of year	449	$13.13
Granted	187	16.11
Vested	(286)	10.32
Forfeited	—	—

Non-vested at end of period	350	$17.03

The following table summarizes the activity of cash-settled stock appreciation rights in first six months 2012:

	Rights Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (Current Value Less Exercise Price)
	(In thousands)	(Per share)	(In years)	(In thousands)
Balance at beginning of year	895	$11.31	7	$3,986
Granted	—	—
Exercised	(11)	9.29
Forfeited	—	—

Balance at end of period	884	$11.33	7	$2,365

Exercisable at end of period	607	$10.80	7	$1,757

The fair value of awards settled in cash was $4,710,000 in first six months 2012 and $184,000 in first six months 2011. At second quarter-end 2012, the fair value of vested cash-settled awards is $13,291,000 and is included in other liabilities. The aggregate current value of non-vested cash-settled awards is $5,081,000 at second quarter-end 2012 based on a quarter-end stock price of $12.81.

Equity-settled awards

Equity-settled awards granted to our employees include restricted stock units (RSU), which vest ratably over three years from the date of grant, and market-leveraged stock units (MSU), which vest after three years. Equity settled awards in the form of restricted stock units granted to our directors are fully vested at time of grant and payable upon retirement. The following table summarizes the activity of equity-settled awards in first six months 2012:

		Weighted
	Equivalent	Average Grant
	Units	Date Fair Value
	(In thousands)	(Per share)
Non-vested at beginning of year	159	$20.74
Granted	291	17.48
Vested	(81)	16.05
Forfeited	—	—

Non-vested at end of period	369	$19.20

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

Unrecognized share-based compensation expense related to non-vested equity-settled awards is $4,838,000 at second quarter-end 2012. The weighted average period over which this amount will be recognized is estimated to be two years.

Restricted stock

Restricted stock awards vest either ratably over or after three years, generally if we achieve a minimum one percent annualized return on assets over such three-year period. The following table summarizes the activity of restricted stock awards in first six months 2012:

		Weighted
	Restricted	Average Grant
	Shares	Date Fair Value
	(In thousands)	(Per share)
Non-vested at beginning of year	399	$15.02
Granted	—	—
Vested	(183)	12.65
Forfeited	—	—

Non-vested at end of period	216	$17.03

Unrecognized share-based compensation expense related to non-vested restricted stock awards is $1,466,000 at second quarter-end 2012. The weighted average period over which this amount will be recognized is estimated to be one year.

Stock options

Stock options have a ten-year term, generally become exercisable ratably over four years and provide for accelerated or continued vesting upon retirement, death, disability or if there is a change in control. Options were granted with an exercise price equal to the market value of our stock on the date of grant. The following table summarizes the activity of stock option awards in first six months 2012:

			Weighted	Aggregate
			Average	Intrinsic Value
		Weighted	Remaining	(Current
	Options	Average	Contractual	Value Less
	Outstanding	Exercise Price	Term	Exercise Price)
	(In thousands)	(Per share)	(In years)	(In thousands)
Balance at beginning of year	1,284	$22.22	7	$944
Granted	453	16.11
Exercised	—	—
Forfeited	—	—

Balance at end of period	1,737	$20.62	8	$569

Exercisable at end of period	910	$24.20	6	$427

We estimate the fair value of stock options using the Black-Scholes option pricing model and the following assumptions:

	First Six Months
	2012	2011
Expected dividend yield	—%	—%
Expected stock price volatility	61.8%	56.2%
Risk-free interest rate	1.4%	2.4%
Expected life of options (years)	6	6
Weighted average estimated fair value of options granted	$9.32	$10.11

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

Unrecognized share-based compensation expense related to non-vested stock options is $4,664,000 at second quarter-end 2012. The weighted average period over which this amount will be recognized is estimated to be two years.

Pre-Spin Awards

Certain of our employees participated in Temple-Inland’s share-based compensation plans. In conjunction with the 2007 spin-off, these awards were equitably adjusted into separate awards of the common stock of Temple-Inland and the spin-off entities. As result of Temple-Inland’s merger with International Paper in first quarter 2012, all outstanding awards on Temple-Inland stock were settled with an intrinsic value of $1,132,000.

Pre-Spin stock option awards to our employees to purchase our common stock have a ten-year term, generally become exercisable ratably over four years and provide for accelerated or continued vesting upon retirement, death, disability or if there is a change in control. At second quarter-end 2012, there were 69,000 awards outstanding and exercisable on our stock with a weighted average exercise price of $23.17, weighted average remaining term of three years and aggregate intrinsic value of $40,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2011 Annual Report on Form 10-K. Unless otherwise indicated, information is presented as of second quarter-end 2012, and references to acreage owned includes all acres owned by ventures regardless of our ownership interest in a venture.

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

Strategic Acquisition

On June 3, 2012, we entered into a definitive agreement to acquire CREDO Petroleum Corporation (Credo) in an all cash transaction for $14.50 per share, representing an equity purchase price of approximately $146,000,000. Closing is subject to customary conditions, including approval by Credo’s stockholders and, if approved, is expected to close in second half of 2012. We obtained a commitment for bridge financing that, combined with available liquidity, is sufficient to fund the acquisition. However, we intend to pursue amendments to our existing senior secured credit facility to fund a significant portion of the purchase price.

Results of Operations

A summary of our consolidated results by business segment follows:

	Second Quarter		First Six Months
	2012	2011	2012	2011
	(In thousands)
Revenues:
Real estate	$26,647	$19,615	$44,569	$40,754
Mineral resources	7,148	4,580	16,574	11,913
Fiber resources	1,517	1,290	2,261	2,658

Total revenues	$35,312	$25,485	$63,404	$55,325

Segment earnings:
Real estate	$7,666	$1,007	$19,243	$3,582
Mineral resources	3,953	3,102	9,828	8,700
Fiber resources	594	704	984	1,344

Total segment earnings	12,213	4,813	30,055	13,626
Items not allocated to segments:
General and administrative expense	(7,120)	(7,081)	(11,482)	(10,997)
Share-based compensation expense	67	148	(5,164)	(3,952)
Interest expense	(3,664)	(4,653)	(7,555)	(8,662)
Other corporate non-operating income and expense	47	24	111	51

Income (loss) before taxes	1,543	(6,749)	5,965	(9,934)
Income tax benefit (expense)	(732)	2,828	(2,352)	3,540

Net income (loss) attributable to Forestar Group Inc.	$811	$(3,921)	$3,613	$(6,394)

Significant aspects of our results of operations follow:

Second Quarter and First Six months 2012

•

Second quarter 2012 real estate segment earnings benefited principally from $3,401,000 gain from a consolidated venture’s sale of 800 acres near Dallas and increased residential lot and commercial sales. In first six months 2012, segment earnings benefited principally from $11,675,000 gain from the sale of our 25 percent interest in Palisades West LLC for $32,095,000 and increased residential lot and commercial sales. These items are partially offset by decreased retail land sales volume.

•

Mineral resources segment earnings benefited from increased oil production volumes which was partially offset by decreased lease bonus activity and increased costs from additional oil and natural gas personnel and professional services associated with our water initiatives.

•

Second quarter and first six months 2012 general and administrative expense includes $2,461,000 in transaction costs to outside advisors related to entering into a definitive agreement to acquire CREDO Petroleum Corporation.

•

Second quarter 2012 share-based compensation expense related to cash-settled awards decreased as result of a decline in our stock price and the impact on vested awards. In first six months 2012, the decline in our stock price and the impact on cash-settled awards was offset by expenses related to equity-settled awards granted in first quarter 2012.

Second Quarter and First Six months 2011

•

Second quarter 2011 real estate segment earnings was negatively impacted by lower undeveloped land sales and prices as a result of current market conditions. Second quarter and first six months 2011 real estate earnings benefited from increased residential lot sales and prices and reallocation from us to noncontrolling financial interests of a previously recognized $1,342,000 loss related to foreclosure of a lien on a property owned by a consolidated venture, which partially offset lower levels of undeveloped land sales.

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

Current Market Conditions

Current U.S. single-family residential market conditions are showing signs of stability; however, high unemployment rates, depressed sales volumes and prices, difficult financing environment for purchasers and competition from foreclosure inventory continue to negatively influence housing markets. It is difficult to predict when and at what rate these broader negative conditions will improve. We have seen signs of stability in certain markets, where declining finished lot inventories and lack of real estate development is increasing demand for our developed lots, principally in the Texas markets. Multifamily market conditions continue to be strong, with many markets experiencing healthy occupancy levels and positive rent growth. This improvement has been driven primarily by limited new construction activity, reduced single-family mortgage credit availability, and the increased propensity to rent among the 18 to 34 year old demographic of the U.S. population.

Oil prices have weakened recently reflecting market concerns about world economic and oil demand growth. Natural gas prices have remained at low historical levels due to abundant supplies and high inventories due to a warm winter. Shale resource drilling and production remains strong and working natural gas inventories are expected to remain relatively high. In the East Texas Basin, exploration and production companies continue to focus drilling on high liquid rich gas prospects due to relatively high condensate and natural gas liquids prices. In the Gulf Coast Basin, in Louisiana, activity has increased as operators have shifted exploration efforts to oil and high liquid natural gas plays. These conditions may impact the demand for new mineral leases, new exploration activity and the amount of royalty revenues we receive.

Pine sawtimber prices continue to be depressed due to weak demand driven by the overall slowdown in residential construction activity, while pine pulpwood demand remains steady and pricing is relatively flat.

Business Segments

We manage our operations through three business segments:

•	Real estate,

•	Mineral resources, and

•	Fiber resources.

We evaluate performance based on earnings (loss) before unallocated items and income taxes. Segment earnings (loss) consist of operating income, equity in earnings (loss) of unconsolidated ventures’, gain on sale of assets, yield accretion on loans secured by real estate and net (income) loss attributable to noncontrolling interests. Items not allocated to our business segments consist of general and administrative expenses, share-based compensation, gain on sale of strategic timberland, interest expense and other corporate non-operating income and expense. The accounting policies of the segments are the same as those described in the accounting policy note to the consolidated financial statements.

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

Real Estate

We own directly or through ventures about 145,000 acres of real estate located in eight states and 12 markets. Our real estate segment secures entitlements and develops infrastructure on our lands, primarily for single-family residential and mixed-use communities. We own approximately 104,000 acres in a broad area around Atlanta, Georgia, with the balance located primarily in Texas. We target investments principally in regions across the southern half of the United States that possess key demographic and growth characteristics that we believe make them attractive for long-term real estate investment. We own and manage our projects either directly or through ventures. Our real estate segment revenues are principally derived from the sales of residential single-family lots and tracts, undeveloped land and commercial real estate and from the operation of commercial and income producing properties, primarily a hotel and our multifamily investments.

A summary of our real estate results follows:

	Second Quarter		First Six Months
	2012	2011	2012	2011
	(In thousands)
Revenues	$26,647	$19,615	$44,569	$40,754
Cost of sales	(15,216)	(10,357)	(25,547)	(20,527)
Operating expenses	(8,243)	(8,633)	(15,787)	(16,347)

	3,188	625	3,235	3,880
Yield accretion on loan secured by real estate	1,093	—	1,093	—
Gain on sale of assets	3,401	—	15,076	—
Equity in earnings (loss) of unconsolidated ventures	644	(23)	1,194	66
Less: Net (income) loss attributable to noncontrolling interests	(660)	405	(1,355)	(364)

Segment earnings	$7,666	$1,007	$19,243	$3,582

Second quarter and first six months 2012 segment earnings include $1,093,000 related to yield accretion on a loan secured by real estate.

In second quarter and first six months 2012, gain on sale of assets includes $3,401,000 from a consolidated venture’s sale of 800 acres in Dallas. In addition, in first six months 2012, gain on sale of assets includes $11,675,000 from the sale of our 25 percent interest in Palisades West LLC for $32,095,000.

Revenues in our owned and consolidated ventures consist of:

	Second Quarter		First Six Months
	2012	2011	2012	2011
	(In thousands)
Residential real estate	$14,830	$9,360	$23,328	$17,227
Commercial real estate	1,765	736	1,765	736
Undeveloped land	2,581	2,480	3,314	8,570
Commercial and income producing properties	7,298	6,812	14,576	13,747
Other	173	227	1,586	474

Total revenues	$26,647	$19,615	$44,569	$40,754

Residential real estate revenues principally consist of the sale of single-family lots to national, regional and local homebuilders. In second quarter and first six months 2012, residential real estate revenues increased principally as a result of increased lot sales volume due to demand for finished lot inventory by homebuilders in markets where supply has diminished. In second quarter 2012, we sold the remaining 109 fully developed lots from our River Plantation project located in Tampa for $2,145,000 or about $19,675 per lot, resulting in about $533,000 in segment earnings.

In second quarter and first six months 2012, commercial real estate revenues increased primarily as result of selling 35 acres from our Summer Creek Ranch project located in Fort Worth for $1,295,000 which generated about $822,000 in segment earnings.

In first six months 2012, undeveloped land sales decreased due to lower volume from our retail land sales program as a result of challenging market conditions including limited credit availability and alternate investment options to buyers in the marketplace.

In second quarter and first six months 2012, commercial and income producing properties revenue increased as a result of higher occupancy levels and revenue per available room from our 413 guest room hotel in Austin and rent growth from our 401 unit multifamily property located in Houston.

In first six months 2012, other revenues include $1,047,000 as result of selling seven acres of impervious cover entitlement credits to a national homebuilder. This sale generated segment earnings of approximately $920,000.

Units sold in our owned and consolidated ventures consist of:

	Second Quarter		First Six Months
	2012	2011	2012	2011
Residential real estate:
Lots sold	345	158	482	303
Revenue per lot sold	$42,725	$59,235	$48,210	$56,853
Commercial real estate:
Acres sold	38	4	38	4
Revenue per acre sold	$47,040	$185,344	$47,040	$185,344
Undeveloped land:
Acres sold	933	762	1,253	3,390
Revenue per acre sold	$2,765	$3,258	$2,645	$2,528

Operating expenses consist of:

	Second Quarter		First Six Months
	2012	2011	2012	2011
	(In thousands)
Employee compensation and benefits	$1,929	$1,896	$4,054	$3,837
Property taxes	2,398	2,277	4,341	4,461
Professional services	821	1,265	2,078	2,231
Depreciation and amortization	1,103	1,314	2,150	2,594
Other	1,992	1,881	3,164	3,224

Total operating expenses	$8,243	$8,633	$15,787	$16,347

Information about our real estate projects and our real estate ventures follows:

	Second Quarter-End
	2012	2011
Owned and consolidated ventures:
Entitled, developed and under development projects
Number of projects	65	53
Residential lots remaining	19,979	18,763
Commercial acres remaining	2,085	1,811
Undeveloped land and land in the entitlement process
Number of projects	16	17
Acres in entitlement process	27,590	28,650
Acres undeveloped	95,901	166,626
Ventures accounted for using the equity method:
Ventures’ lot sales (for first six months)
Lots sold	230	194
Average price per lot sold	$47,568	$40,882
Ventures’ entitled, developed and under development projects
Number of projects	7	21
Residential lots remaining	3,954	9,440
Commercial acres sold (for first six months)	—	20
Average price per acre sold	$—	$152,460
Commercial acres remaining	333	538
Ventures’ undeveloped land and land in the entitlement process
Acres sold (for first six months)	135	19
Average price per acre sold	$2,600	$3,000
Acres undeveloped	5,655	5,712

In first quarter 2012, we acquired from CL Realty and Temco, 14 entitled, developed and under development projects and interests in three ventures accounted for using the equity method. The acquired assets represented approximately 1,130 fully developed lots, 4,900 planned lots, and over 460 commercial acres at time of acquisition, principally in the major markets of Texas.

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

At second quarter-end 2012, Broadstone Memorial, a 401unit multifamily property in Houston with a carrying value of $46,001,000, is being marketed for sale with a targeted close in the second half of 2012. Las Brisas, a 414 unit (unconsolidated venture) multifamily property located near Austin with a carrying value of $31,739,000, also is being marketed for sale with a targeted close in the second half of 2012. We hold a 59 percent interest in the venture that owns Las Brisas.

Our net investment in owned and consolidated real estate by geographic location follows:

State	Entitled, Developed, and Under Development Projects	Undeveloped Land	Commercial and Income Producing Properties	Total
	(In thousands)
Texas	$299,122	$9,626	$99,436	$408,184
Georgia	21,916	58,433	—	80,349
Colorado	21,937	—	—	21,937
California	8,915	14,771	—	23,686
Other	6,509	573	—	7,082

Total	$358,399	$83,403	$99,436	$541,238

Mineral Resources

We own directly or through ventures about 594,000 net acres of mineral interests. Our mineral resources segment revenues are principally derived from oil and natural gas royalties, non-operating working interests and other lease revenues from our mineral interests located principally in Texas, Louisiana, Georgia and Alabama. At second quarter-end 2012, we have about 45,000 net acres under lease and about 35,000 net acres held by production.

A summary of our mineral resources results follows:

	Second Quarter		First Six Months
	2012	2011	2012	2011
	(In thousands)
Revenues	$7,148	$4,580	$16,574	$11,913
Cost of sales	(978)	(438)	(2,353)	(1,232)
Operating expenses	(2,337)	(1,459)	(4,681)	(2,888)

	3,833	2,683	9,540	7,793
Equity in earnings of unconsolidated ventures	120	419	288	907

Segment earnings	$3,953	$3,102	$9,828	$8,700

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

Revenues consist of:

	Second Quarter		First Six Months
	2012	2011	2012	2011
	(In thousands)
Royalties	$6,031	$3,686	$13,058	$7,362
Non-operating working interests	602	141	1,517	270
Other revenues	515	753	1,999	4,281

Total revenues	$7,148	$4,580	$16,574	$11,913

In second quarter 2012, royalty revenues increased principally as result of increased oil production partially offset by decreased oil prices in our owned and consolidated properties and decreased natural gas prices. Increased oil production contributed about $3,441,000 which was offset by $467,000 from decreased oil prices as compared with second quarter 2011. Increased natural gas production contributed about $366,000 which was offset by $533,000 from decreased natural gas prices as compared with second quarter 2011. In first six months 2012, royalty revenues increased principally as result of increased oil production in our owned and consolidated properties. Increased oil production contributed about $6,500,000 as compared with first six months 2011. In first six months 2012, increased natural gas production contributed about $566,000 which was more than offset by $711,000 from decreased natural gas prices as compared with second quarter 2011.

In second quarter and first six months 2012, non-operating working interests revenue increased principally as result of our investment in new producing wells within the West Gordon Field located in Beauregard Parish, Louisiana.

In second quarter 2012, other revenues include $447,000 in delay rentals received on approximately 1,300 net mineral acres in Louisiana. There was no leasing activity in second quarter 2012. In second quarter 2011, other revenues include $475,000 in lease bonuses received as a result of leasing over 2,500 net mineral acres for an average of $187 per acre, of which 1,500 net mineral acres had no lease bonus payment in return for a short-term drilling commitment from the operator. In addition, other revenues include delay rentals received of $70,000 in second quarter 2011.

In first six months 2012, other revenues include $1,562,000 in delay rentals received on approximately 5,600 net mineral acres in Louisiana and $287,000 in lease bonuses received as a result of leasing about 800 net mineral acres for an average of about $360 per acre. In first six months 2011, other revenues include $2,132,000 in lease bonuses received as a result of leasing nearly 7,400 net mineral acres for an average of $289 per acre, $1,555,000 related to mineral seismic exploration agreement associated with 31,100 acres in Louisiana and $226,000 related to delay rentals received.

Oil and natural gas produced and average unit prices related to our royalty interests follows:

	Second Quarter		First Six Months
	2012	2011	2012	2011
Consolidated entities:
Oil production (barrels)	61,600	27,900	130,700	59,900
Average price per barrel	$94.64	$102.23	$96.19	$91.69
Natural gas production (millions of cubic feet)	338.3	246.0	700.5	554.1
Average price per thousand cubic feet	$2.39	$3.96	$2.85	$3.87
Our share of ventures accounted for using the equity method:
Natural gas production (millions of cubic feet)	82.1	127.6	172.2	286.2
Average price per thousand cubic feet	$2.01	$3.84	$2.52	$3.69
Total consolidated and our share of equity method ventures:
Oil production (barrels)	61,600	27,900	130,700	59,900
Average price per barrel	$94.64	$102.23	$96.19	$91.69
Natural gas production (millions of cubic feet)	420.4	373.6	872.7	840.3
Average price per thousand cubic feet	$2.31	$3.92	$2.79	$3.81
Total BOE (barrels of oil equivalent)	131,629	90,157	276,197	199,922
Average price per barrel	$51.65	$47.88	$54.34	$43.46

At second quarter-end 2012, there were 541 productive wells operated by others on our leased mineral acres compared to 501 productive wells at second quarter-end 2011.

Operating expenses consist of:

	Second Quarter		First Six Months
	2012	2011	2012	2011
	(In thousands)
Professional and consulting services	$974	$649	$2,011	$1,293
Employee compensation and benefits	807	429	1,529	882
Property taxes	79	74	150	150
Other	477	307	991	563

Total operating expenses	$2,337	$1,459	$4,681	$2,888

Professional and consulting services include $429,000 in second quarter 2012 and 2011 and $857,000 in first six months 2012 and 2011 due to non-cash amortization of contingent consideration paid to the seller of a water resources company acquired in 2010. These costs are being amortized ratably over the performance period assuming certain milestones are achieved by July 2014. In second quarter and first six months 2012, employee compensation and benefits increased principally as result of incremental staffing to support our oil, natural gas and water interests.

In addition, we have water interests in 1,550,000 acres, including a 45 percent nonparticipating royalty interest in groundwater produced or withdrawn for commercial purposes or sold from approximately 1,400,000 acres in Texas, Louisiana, Georgia and Alabama and 17,800 acres of ground water leases in central Texas. We have not received significant revenue or earnings from these interests.

Fiber Resources

Our fiber resources segment focuses principally on the management of our timber holdings and recreational leases. We have about 129,000 acres of timber we own directly or through ventures, primarily in Georgia, and about 17,000 acres of timber under lease. Our fiber resources segment revenues are principally derived from the sales of wood fiber from our land and leases for recreational uses. We have sold about 219,000 acres of timberland since year-end 2008. As a result of the reduced acreage from land sales, future segment revenues and earnings are anticipated to be lower.

A summary of our fiber resources results follows:

	Second Quarter		First Six Months
	2012	2011	2012	2011
	(In thousands)
Revenues	$1,517	$1,290	$2,261	$2,658
Cost of sales	(370)	(285)	(498)	(532)
Operating expenses	(557)	(488)	(1,023)	(974)

	590	517	740	1,152
Other operating income, principally gain on termination of timber leases	—	181	234	181
Equity in earnings of unconsolidated ventures	4	6	10	11

Segment earnings	$594	$704	$984	$1,344

Revenues consist of:

	Second Quarter		First Six Months
	2012	2011	2012	2011
	(In thousands)
Fiber	$1,232	$852	$1,566	$1,717
Recreational leases and other	285	438	695	941

Total revenues	$1,517	$1,290	$2,261	$2,658

Fiber sold consists of:

	Second Quarter		First Six Months
	2012	2011	2012	2011
Pulpwood tons sold	80,800	70,700	105,200	136,300
Average pulpwood price per ton	$9.24	$9.22	$9.46	$9.20
Sawtimber tons sold	24,900	12,700	29,300	28,200
Average sawtimber price per ton	$19.46	$15.69	$19.47	$16.40
Total tons sold	105,700	83,400	134,500	164,500
Average price per ton	$11.66	$10.21	$11.64	$10.44

In first six months 2012, total fiber tons sold decreased principally due to the sale of about 74,000 acres of timberland in 2011. The majority of our fiber sales were to International Paper at market prices.

Information about our recreational leases follows:

	Second Quarter		First Six Months
	2012	2011	2012	2011
Average recreational acres leased	131,800	197,000	131,400	199,000
Average price per leased acre	$8.84	$8.96	$8.82	$8.93

Operating expenses consist of:

	Second Quarter		First Six Months
	2012	2011	2012	2011
	(In thousands)
Employee compensation and benefits	$273	$231	$517	$468
Facility and long-term timber lease costs	116	109	237	227
Other	168	148	269	279

Total operating expenses	$557	$488	$1,023	$974

Items Not Allocated to Segments

Unallocated items represent income and expenses managed on a company-wide basis and include general and administrative expenses, share-based compensation, gain on sale of strategic timberland, interest expense and other corporate non-operating income and expense. General and administrative expenses principally consist of accounting and finance, tax, legal, human resources, internal audit, information technology and our board of directors. These functions support all of our business segments and are not allocated.

General and administrative expenses consist of:

	Second Quarter		First Six Months
	2012	2011	2012	2011
	(In thousands)
Professional services	$3,123	$3,686	$3,965	$4,425
Employee compensation and benefits	1,770	1,372	3,346	2,827
Depreciation and amortization	274	351	573	702
Insurance costs	242	289	511	533
Facility costs	180	173	378	384
Other	1,531	1,210	2,709	2,126

Total general and administrative expenses	$7,120	$7,081	$11,482	$10,997

Second quarter and first six months 2012 general and administrative expense includes $2,461,000 in transaction costs to outside advisors related to entering into a definitive agreement to acquire CREDO Petroleum Corporation.

Second quarter and first six months 2011 general and administrative expense includes $2,730,000 in costs associated with a proposed private debt offerings that we withdrew as a result of deterioration of terms available to us in the credit markets.

Income Taxes

Our effective tax rate was 33 percent in second quarter 2012 and was 32 percent in first six months 2012, which includes a 3 percent benefit for noncontrolling interests. Our effective tax rate was a benefit of 40 percent in second quarter 2011 and a 37 percent benefit in first six months 2011, which included a 2 percent non-cash charge for share–based compensation. In addition, 2012 and 2011 effective tax rates include the effect of state income taxes, nondeductible items and benefits of percentage depletion.

We have not provided a valuation allowance for our federal deferred tax asset because we believe it is likely it will be recoverable in future periods based on considerations including taxable income in prior carryback years, future reversals of existing temporary differences, tax planning strategies and future taxable income. If these sources of income are not sufficient in future periods, we may be required to provide a valuation allowance for our federal deferred tax asset.

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

In first six months 2012, net cash (used for) operating activities was ($11,993,000) as expenditures for real estate development and acquisitions exceeded non-cash real estate cost of sales, principally as result of acquiring real estate assets from CL Realty and Temco for $47,000,000. Subsequent to closing of this acquisition, we received $23,370,000 from the ventures, representing our pro-rata share of distributable cash. Also, we invested an additional $14,341,000 in a 289 unit multifamily property currently under construction in Austin and we paid $10,895,000 in federal and state taxes, net of refunds. We received $24,294,000 in net proceeds from a consolidated venture’s sale of 800 acres in Dallas and $10,934,000 in reimbursements from two new multifamily ventures which represents our venture partners’ pro-rata share of the costs. In first six months 2011, net cash (used for) operating activities was ($33,930,000) which is principally due to our acquisition from a financial institution of a non-performing loan secured by a lien on developed and undeveloped land near Houston for $21,137,000, our investment in undeveloped land in San Antonio, Texas for $7,900,000 and our payment of $7,596,000 in federal and state income taxes, net of refunds.

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

In first six months 2012, net cash provided by investing activities was $27,796,000 principally due to proceeds from the sale of our 25 percent interest in Palisades West LLC for $32,095,000. In addition, we invested $2,264,000 in oil and natural gas properties and equipment associated with our non-operating working interests and $1,341,000 in property and equipment, software and reforestation and $694,000 in net contributions to unconsolidated ventures. In first six months 2011, net cash (used for) investing activities was ($3,501,000) and is principally related to $2,112,000 invested in oil and gas properties as non-operating working interests, $883,000 in net contributions to unconsolidated ventures and $899,000 in property, equipment, software and reforestation.

Cash Flows from Financing Activities

In first six months 2012, net cash provided by financing activities was $11,388,000. Our net increase in borrowings of $11,347,000 was principally used to fund our development activities. In second quarter-end 2012, our outstanding debt decreased by $30,991,000 as a result of a consolidated venture’s sale of 800 acres in Dallas and the buyer’s assumption of the debt. Also, in second quarter 2012, we secured project level financing on a 289 unit multifamily property in Austin with $10,607,000 outstanding at second quarter-end 2012. In first six months 2011, net cash provided by financing activities was $37,780,000 due to net increase in our debt of $39,236,000 principally to fund our expenditures for acquisitions and development.

Liquidity

At second quarter-end 2012, our senior secured credit facility provides for a $130,000,000 term loan maturing August 6, 2015 and a $200,000,000 revolving line of credit maturing August 6, 2014. The term loan and the revolving line of credit may be prepaid at any time without penalty. The revolving line of credit includes a $100,000,000 sublimit for letters of credit, of which $2,558,000 is outstanding at second quarter-end 2012. Total borrowings under our senior secured credit facility (including the face amount of letters of credit) may not exceed a borrowing base formula. Our borrowing base availability is calculated on a monthly basis by applying advance rates of between 35 – 60 percent against base asset values which include timberland, high-value timberland (land in the entitlement process), raw entitled land, land under development, and minerals. All assets included in the borrowing base must be wholly-owned and unencumbered. At second quarter-end 2012, net unused borrowing capacity under our senior secured credit facility is calculated as follows:

(In thousands)
Borrowing base availability	$278,065
Less: borrowings	(130,000)
Less: letters of credit	(2,558)

Unused borrowing capacity	$145,507

Our unused borrowing capacity in second quarter 2012 ranged from a high of $162,147,000 to a low of $145,507,000. This facility is used primarily to fund our operating cash needs, which fluctuate due to timing of residential real estate sales, undeveloped land sales, mineral lease bonus payments, timber sales, payment of payables and expenses and capital expenditures.

Our senior secured credit facility and other debt agreements contain financial covenants customary for such agreements including minimum levels of interest coverage and limitations on leverage. At second quarter-end 2012, we were in compliance with the financial covenants of these agreements.

The following table details our compliance with the financial covenants calculated as provided in the senior credit facility:

	Requirement		Second Quarter-End 2012
Financial Covenant
Interest Coverage Ratio (a)	≥	1.05:1.0	7.87:1.0
Revenues/Capital Expenditures Ratio (b)	≥	1.00:1.0	1.59:1.0
Total Leverage Ratio (c )	≤	40%	27%
Net Worth (d)	> $	441 million	$512 million
Collateral Value to Loan Commitment Ratio (e )	≥	1.50:1.0	1.55 :1.0

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

(d)

Calculated as the amount by which consolidated total assets exceeds consolidated total liabilities. At second quarter-end 2012, the requirement is $441,000,000, computed as: $441,000,000, plus 85 percent of the aggregate net proceeds received by us from any equity offering, plus 75 percent of all positive net income, on a cumulative basis. This covenant is applied at the end of each quarter.

(e)

Calculated as the total collateral value of timberland, high value timberland and our minerals business, divided by total aggregate loan commitment. This covenant is applied at the end of each quarter.

To make additional investments, acquisitions, or distributions, we must maintain available liquidity equal to the lesser of $35,000,000 or 10% of the aggregate commitments in place. At second quarter-end 2012, the minimum liquidity requirement was $33,000,000, compared with $188,821,000 in actual available liquidity based on the unused borrowing capacity under our senior secured credit facility plus unrestricted cash and cash equivalents. The failure to maintain such minimum liquidity does not constitute a default or event of default of our senior secured credit facility.

In second quarter 2012, we obtained a loan for construction of a 289 unit multifamily project located in Austin which provides up to $19,550,000 in financing. We have two interest rate options on the loan: (i) Base-Rate Option or (ii) LIBOR Option subject to the provisions of construction loan agreement. The Base-Rate Option is a fluctuating rate per annum equal to the sum of the Base-Rate plus 175 basis points. The Base-Rate is equal to the highest of (i) the lender’s prime rate, (ii) the Federal Funds Open Rate plus 50 basis points, and (iii) the Daily LIBOR Rate plus 100 basis points. The LIBOR Option is a rate per annum fixed for the applicable LIBOR interest period equal to the LIBOR plus 225 basis points. The loan has an initial term of 36 months and may be extended for two additional 12-month periods based on certain specified conditions. At second quarter-end 2012, we have $10,607,000 outstanding on this loan.

Contractual Obligations and Off-Balance Sheet Arrangements

In 2011, we began construction on a 289 unit multifamily project in Austin, Texas in which the estimated cost at completion, including land, is approximately $33,865,000. At second-quarter end 2012, our investment in this project including land and construction in progress is $29,011,000 with an estimated cost to complete construction of $4,854,000.

In second quarter 2012, CJUF III RH Holdings, an equity method venture in which we own a 25 percent interest, obtained a senior secured construction loan in the amount of $23,936,000 to develop a 257 unit multifamily property in downtown Austin. There is no significant balance outstanding at second quarter-end 2012. We have a construction completion guaranty, a repayment guaranty for 20 percent of the principal balance and unpaid accrued interest, and a standard non-recourse carve-out guaranty. The repayment guaranty will reduce from 20 percent to 0 percent upon achievement of certain conditions.

In second quarter 2012, FMF Peakview, an equity method venture in which we own a 20 percent interest, obtained a senior secured construction loan in the amount of $31,550,000 to develop a 304 unit multifamily property in Denver. There is no balance outstanding at second quarter-end 2012. We have a construction completion guaranty, a repayment guaranty for 25 percent of the principal and unpaid accrued interest, and a standard non-recourse carve-out guaranty.

At second quarter-end 2012, we participate in three partnerships that have total assets of $48,885,000 and total liabilities of $79,764,000, which includes $63,481,000 of borrowings classified as current maturities. These partnerships are managed by third parties who intend to extend or refinance these borrowings; however, there is no assurance that this can be done. Although these borrowings are guaranteed by third parties, we may under certain circumstances elect or be required to provide additional equity to these partnerships. We do not believe that the ultimate resolution of these matters will have a significant effect on our earnings or financial position. Our investment in these partnerships is $1,678,000 at second quarter-end 2012. These three partnerships are variable interest entities.

Cibolo Canyons — San Antonio, Texas

Cibolo Canyons consists of the JW Marriott ® San Antonio Hill Country Resort & Spa development owned by third parties and a mixed-use development we own. We have $80,561,000 invested in Cibolo Canyons at second quarter-end 2012.

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

In second quarter 2012, we received $300,000 in reimbursements from the SID. Since inception, we have received $8,206,000 in reimbursements and have accounted for this as a reduction of our investment. At second quarter-end 2012, we have $35,067,000 invested in the resort development.

Mixed-Use Development

The mixed-use development we own consists of 2,100 acres planned to include approximately 1,475 residential lots and 150 commercial acres designated for multifamily and retail uses, of which 705 lots and 68 commercial acres have been sold through second quarter-end 2012.

In 2007, we entered into an agreement with the SID providing for reimbursement of certain infrastructure costs related to the mixed-use development. Reimbursements are subject to review and approval by the SID and unreimbursed amounts accrue interest at 9.75 percent. The SID’s funding for reimbursements is principally derived from its ad valorem tax collections and bond proceeds collateralized by ad valorem taxes, less debt service on these bonds and annual administrative and public service expenses. Through second quarter-end 2012, we have submitted and received approval for reimbursement of approximately $57,322,000 of infrastructure costs and have received reimbursements totaling $22,920,000. In second quarter 2012, we received $400,000 in reimbursements from the SID. At second quarter-end 2012, we have $34,402,000 in approved and pending reimbursements, excluding interest.

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

At second quarter-end 2012, we have $45,494,000 invested in the mixed-use development.

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies or estimates from those disclosed in our 2011 Annual Report on Form 10-K.

Recent Accounting Standards

Please read Note 2 to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Statistical and Other Data

A summary of our real estate projects in the entitlement process (a) at second quarter-end 2012 follows:

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

A summary of activity within our projects in the development process, which includes entitled (a), developed and under development real estate projects, at second quarter-end 2012 follows:

				Residential Lots (c)		Commercial Acres (d)
Project	County	Market	Interest Owned (b)	Lots Sold Since Inception	Lots Remaining	Acres Sold Since Inception	Acres Remaining (f)
Projects we own

California
San Joaquin River	Contra Costa/Sacramento	Oakland	100%	—	—	—	288

Colorado
Buffalo Highlands	Weld	Denver	100%	—	164	—	—
Johnstown Farms	Weld	Denver	100%	140	472	2	7
Pinery West	Douglas	Denver	100%	—	—	—	111
Stonebraker	Weld	Denver	100%	—	603	—	—

Texas
Arrowhead Ranch	Hays	Austin	100%	—	259	—	6
Bar C Ranch	Tarrant	Dallas/Fort Worth	100%	292	907	—	—
Barrington Kingwood	Harris	Houston	100%	23	157	—	—
Cibolo Canyons	Bexar	San Antonio	100%	705	770	68	82
Harbor Lakes	Hood	Dallas/Fort Worth	100%	203	246	2	19
Hunter’s Crossing	Bastrop	Austin	100%	390	100	38	71
La Conterra	Williamson	Austin	100%	93	407	—	58
Maxwell Creek	Collin	Dallas/Fort Worth	100%	769	230	10	—
Oak Creek Estates	Comal	San Antonio	100%	116	531	13	—
Summer Creek Ranch	Tarrant	Dallas/Fort Worth	100%	807	467	35	44
Summer Lakes	Fort Bend	Houston	100%	446	684	56	—
Summer Park (g)	Fort Bend	Houston	100%	—	210	13	77
The Colony	Bastrop	Austin	100%	431	718	22	31
The Preserve at Pecan Creek	Denton	Dallas/Fort Worth	100%	356	438	—	7
Village Park	Collin	Dallas/Fort Worth	100%	472	288	3	2
Westside at Buttercup Creek	Williamson	Austin	100%	1,387	109	66	—
Other projects (11)	Various	Various	100%	2,493	170	207	23

Georgia
Seven Hills	Paulding	Atlanta	100%	646	441	26	113
The Villages at Burt Creek	Dawson	Atlanta	100%	—	1,715	—	57
Towne West	Bartow	Atlanta	100%	—	2,674	—	121
Other projects (17)	Various	Atlanta	100%	1,718	2,976	3	705

Florida
Other projects (3)	Various	Tampa	100%	708	137	—	—

Missouri and Utah
Other projects (2)	Various	Various	100%	476	78	—	—

				12,671	15,951	564	1,822

Projects in entities we consolidate

Texas
City Park	Harris	Houston	75%		1,193	118	50	115
Lantana	Denton	Dallas/Fort Worth	55	%(e)	876	1,416	—	—
Stoney Creek	Dallas	Dallas/Fort Worth	90%		129	625	—	—
Timber Creek	Collin	Dallas/Fort Worth	88%		—	614	—	—
Other projects (3)	Various	Various	Various		6	203	16	148

Georgia
The Georgian	Paulding	Atlanta	75%		289	1,052	—	—

					2,493	4,028	66	263

Total owned and consolidated					15,164	19,979	630	2,085

Projects in ventures that we account for using the equity method

Texas
Entrada	Travis	Austin	50%		—	821	—	—
Fannin Farms West	Tarrant	Dallas/Fort Worth	50%		323	58	—	12
Harper’s Preserve	Montgomery	Houston	50%		123	1,602	—	72
Lantana	Denton	Dallas/Fort Worth	Various	(e)	1,450	82	16	42
Long Meadow Farms	Fort Bend	Houston	37%		942	853	107	192
Southern Trails	Brazoria	Houston	80%		538	445	—	—
Stonewall Estates	Bexar	San Antonio	50%		295	93	—	—
Other projects (1)	Nueces	Corpus Christi	50%		—	—	—	15

					3,671	3,954	123	333

Combined total					18,835	23,933	753	2,418

(a)

A project is deemed entitled when all major discretionary governmental land-use approvals have been received. Some projects may require additional permits or non-governmental authorizations for development.

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

(f)	Excludes acres associated with commercial and income producing properties.
(g)	Formerly Waterford Park.

A summary of our significant commercial and income producing properties at second quarter-end 2012 follows:

Project	County	Market	Interest Owned (a)	Type	Acres	Description
Broadstone Memorial	Harris	Houston	100%	Multifamily	9	401 unit luxury apartment
Radisson Hotel	Travis	Austin	100%	Hotel	2	413 guest rooms and suites
Las Brisas	Williamson	Austin	59%	Multifamily	30	414 unit luxury apartment
Promesa (b) (c)	Travis	Austin	100%	Multifamily	16	289 unit luxury apartment
Eleven(c)	Travis	Austin	25%	Multifamily	3	257 unit luxury apartment
360° (c)	Arapahoe	Denver	20%	Multifamily	4	304 unit luxury apartment

(a)	Interest owned reflects our total interest in the project, whether owned directly or indirectly.
(b)	Formerly marketed as Ridge at Ribelin Ranch.
(c)

Under construction. A project is deemed under construction when off-site or on-site staging or construction activities have commenced. Some projects may require additional permits or authorizations prior to commencing certain activities.

A summary of our oil and natural gas mineral interests (a) at second quarter-end 2012 follows:

State	Unleased	Leased (b)	Held By Production (c)	Total (d)
	(Net acres)
Texas	196,000	30,000	26,000	252,000
Louisiana	120,000	15,000	9,000	144,000
Georgia	156,000	—	—	156,000
Alabama	40,000	—	—	40,000
California	1,000	—	—	1,000
Indiana	1,000	—	—	1,000

	514,000	45,000	35,000	594,000

(a)	Includes ventures.
(b)

Includes leases in primary lease term or for which a delay rental payment has been received. In the ordinary course of business, leases covering a significant portion of leased net mineral acres may expire from time to time in a single reporting period.

(c)	Acres being held by production are producing oil or natural gas in paying quantities.
(d)

Texas, Louisiana, California and Indiana net acres are calculated as the gross number of surface acres multiplied by our percentage ownership of the mineral interest. Georgia and Alabama net acres are calculated as the gross number of surface acres multiplied by our estimated percentage ownership of the mineral interest based on county sampling. Excludes 477 net mineral acres located in Colorado, which includes 379 leased acres and 29 acres held by production.

A summary of our Texas and Louisiana mineral acres (a) by county or parish at second quarter-end 2012 follows:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our interest rate risk is principally related to our variable-rate debt. Interest rate changes impact earnings due to the resulting increase or decrease in the cost of our variable-rate debt, which is $172,012,000 at second quarter-end 2012 and $191,656,000 at year-end 2011.

The following table illustrates the estimated effect on our pre-tax income of immediate, parallel, and sustained shifts in interest rates for the next 12 months on our variable-rate debt at second quarter-end 2012, with comparative year-end 2011 information. This estimate assumes that debt reductions from contractual payments will be replaced with short-term, variable-rate debt; however, that may not be the financing alternative we choose.

Change in Interest Rates	Second Quarter-End 2012	Year-End 2011
	(In thousands)
+2%	$(3,279)	$(3,296)
+1%	(1,720)	(1,917)
-1%	1,720	1,917
-2%	3,440	3,833

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In connection with our definitive agreement to acquire Credo, four purported class action lawsuits and one lawsuit that seeks certification as a class action have been filed against Credo, its board of directors and us. These actions generally allege that Credo and its board of directors breached fiduciary duties to Credo stockholders with respect to the proposed transaction. The five actions also allege that we aided and abetted the alleged breaches. The plaintiffs’ allegations include that the consideration to be paid pursuant to the definitive agreement to acquire Credo is inadequate. They seek remedies that include enjoining the defendants from consummating the proposed transaction and directing Credo’s directors to exercise their fiduciary duties to obtain a transaction that is in the best interests of the Credo stockholders. We believe that the claims are entirely without merit and intend to defend the actions vigorously.

We are involved in various other legal proceedings that arise from time to time in the ordinary course of doing business and believe that adequate reserves have been established for any probable losses. We do not believe that the outcome of any of these proceedings should have a significant adverse effect on our financial position, long-term results of operations or cash flows. It is possible, however, that charges related to these matters could be significant to our results or cash flows in any one accounting period.

Item 1A. Risk Factors

There are no material changes from the risk factors disclosed in our 2011 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (a)

Period	Total Number of Shares Purchased (b)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
Month 1 (4/1/2012 — 4/30/2012)	18	$15.20	—	5,092,305
Month 2 (5/1/2012 — 5/31/2012)	170	$12.77	—	5,092,305
Month 3 (6/1/2012 — 6/30/2012)	—	$—	—	5,092,305

Total	188	$13.01	—

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10.1	Guaranty Agreement dated June 28, 2012 by Forestar (USA) Real Estate Group. in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 29, 2012).

10.2	Agreement and Plan of Merger, dated June 3, 2012, by and among CREDO Petroleum Corporation, Forestar Group Inc. and Longhorn Acquisition Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 4, 2012).

10.3	Voting Agreement, dated June 3, 2012, by and among Forestar Group Inc., James T. Huffman, RCH Energy Opportunity Fund III, LP and RCH Energy SSI Fund, LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 4, 2012).

10.4	Guaranty Agreement dated May 24, 2012 by Forestar (USA) Real Estate Group Inc. in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 29, 2012).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following materials from Forestar’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORESTAR GROUP INC.

Date: August 9, 2012	By:	/s/ Christopher L. Nines
Christopher L. Nines
Chief Financial Officer

	By:	/s/ Charles D. Jehl
Charles D. Jehl
Chief Accounting Officer