Form 10-Q
period 2012-09-30
Forestar Group Inc.
filed 2012-11-09
CIK 1406587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding as of November 5, 2012
Common Stock, par value $1.00 per share	34,692,106

FORESTAR GROUP INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

FORESTAR GROUP INC.

Consolidated Balance Sheets

(Unaudited)

	Third Quarter-End 2012	Year-End 2011
	(In thousands)
ASSETS
Cash and cash equivalents	$10,279	$18,283
Real estate	508,603	565,367
Investment in unconsolidated ventures	43,041	64,223
Timber	13,303	14,240
Receivables, net	33,205	23,281
Prepaid expenses	3,009	2,931
Property and equipment, net	4,777	5,178
Oil and natural gas properties and equipment, net	147,268	4,561
Deferred tax asset, net	49,637	72,942
Goodwill and other intangible assets	61,406	5,451
Other assets	15,411	18,400

TOTAL ASSETS	$889,939	$794,857

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$29,863	$5,044
Accrued employee compensation and benefits	2,955	1,421
Accrued property taxes	6,215	4,986
Accrued interest	845	1,086
Income taxes payable	1,323	8,501
Other accrued expenses	15,835	7,716
Other liabilities	34,991	33,304
Debt	276,651	221,587

TOTAL LIABILITIES	368,678	283,645

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Forestar Group Inc. shareholders’ equity:
Common stock, par value $1.00 per share, 200,000,000 authorized shares, 36,946,603 issued at third quarter-end 2012 and 36,835,732 issued at year-end 2011	36,947	36,836
Additional paid-in capital	405,692	398,517
Retained earnings	111,065	108,155
Treasury stock, at cost, 2,257,427 shares at third quarter-end 2012 and 2,212,876 shares at year-end 2011	(34,728)	(33,982)

Total Forestar Group Inc. shareholders’ equity	518,976	509,526
Noncontrolling interests	2,285	1,686

TOTAL SHAREHOLDERS’ EQUITY	521,261	511,212

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$889,939	$794,857

Please read the Notes to Consolidated Financial Statements.

FORESTAR GROUP INC.

Consolidated Statements of Income

(Unaudited)

	Third Quarter		First Nine Months
	2012	2011	2012	2011
	(In thousands, except per share amounts)
REVENUES
Real estate sales and other	$18,310	$12,407	$48,303	$39,414
Commercial and income producing properties	8,805	6,653	23,381	20,400

Real estate	27,115	19,060	71,684	59,814
Mineral resources	10,479	5,871	27,053	17,784
Fiber resources and other	3,016	1,310	5,277	3,968

	40,610	26,241	104,014	81,566

COSTS AND EXPENSES
Cost of real estate sales and other	(10,806)	(7,760)	(27,158)	(19,409)
Cost of commercial and income producing properties	(6,733)	(4,607)	(15,928)	(13,485)
Cost of mineral resources	(1,865)	(597)	(4,218)	(1,829)
Cost of fiber resources and other	(570)	(349)	(1,068)	(881)
Other operating	(14,691)	(11,771)	(39,116)	(34,109)
General and administrative	(11,298)	(2,770)	(25,010)	(15,590)

	(45,963)	(27,854)	(112,498)	(85,303)

GAIN ON SALE OF ASSETS	10,196	61,784	25,506	61,965

OPERATING INCOME	4,843	60,171	17,022	58,228
Equity in earnings of unconsolidated ventures	680	648	2,172	1,632
Interest expense	(8,094)	(4,271)	(15,649)	(12,933)
Other non-operating income	1,113	26	2,317	77

INCOME (LOSS) BEFORE TAXES	(1,458)	56,574	5,862	47,004
Income tax (expense) benefit	1,078	(19,609)	(1,274)	(16,069)

CONSOLIDATED NET INCOME (LOSS)	(380)	36,965	4,588	30,935
Less: Net (income) attributable to noncontrolling interests	(323)	(537)	(1,678)	(901)

NET INCOME (LOSS) ATTRIBUTABLE TO FORESTAR GROUP INC.	$(703)	$36,428	$2,910	$30,034

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	35,233	35,514	35,204	35,482
Diluted	35,233	35,796	35,437	35,877
NET INCOME (LOSS) PER COMMON SHARE
Basic	$(0.02)	$1.03	$0.08	$0.85
Diluted	$(0.02)	$1.02	$0.08	$0.84

COMPREHENSIVE INCOME (LOSS)	$(703)	$36,428	$2,910	$30,034

Please read the Notes to Consolidated Financial Statements.

FORESTAR GROUP INC.

Consolidated Statements of Cash Flows

(Unaudited)

	First Nine Months
	2012	2011
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$4,588	$30,935
Adjustments:
Depreciation and amortization	12,084	7,335
Deferred income taxes	(2,971)	(11,013)
Tax benefits not recognized for book purposes	114	144
Equity in (earnings) of unconsolidated ventures	(2,172)	(1,632)
Distributions of earnings of unconsolidated ventures	516	5,307
Distributions of earnings to noncontrolling interests	(1,434)	(2,899)
Proceeds from consolidated ventures’ sale of assets, net	24,294	—
Non-cash share-based compensation	11,491	399
Non-cash real estate cost of sales	25,998	17,149
Non-cash cost of assets sold	—	24,931
Real estate development and acquisition expenditures, net	(67,127)	(49,530)
Acquisition of loan secured by real estate	—	(21,137)
Reimbursements from utility and improvement districts	2,922	2,270
Other changes in real estate	835	(237)
Cost of timber cut	868	856
Deferred income	927	345
Asset impairments	—	450
Gain on sale of assets	(25,506)	(181)
Other	(35)	115
Changes in:
Notes and accounts receivable	(645)	(464)
Prepaid expenses and other	1,300	581
Accounts payable and other accrued liabilities	452	9,962
Income taxes	(7,283)	19,130

Net cash provided by (used for) operating activities	(20,784)	32,816
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, equipment, software and reforestation	(1,577)	(1,466)
Oil and natural gas properties and equipment	(2,794)	(3,414)
Investment in unconsolidated ventures	(1,684)	(1,350)
Return of investment in unconsolidated ventures	985	688
Proceeds from termination of timber lease	—	290
Proceeds from sale of multifamily property	29,474	—
Proceeds from sale of property and equipment	—	103
Business acquisition, net of cash acquired	(152,073)	—
Proceeds from sale of venture interest	32,095	—

Net cash provided by (used for) investing activities	(95,574)	(5,149)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of debt	(46,374)	(104,750)
Additions to debt	158,929	106,858
Deferred financing fees	(5,209)	(3,746)
Return of investment to noncontrolling interest	(69)	(2)
Exercise of stock options	1,269	1,171
Repurchases of common stock	—	(2,126)
Payroll taxes on restricted stock and stock options	(1,171)	(1,290)
Tax benefit from share-based compensation	373	(110)
Other	606	83

Net cash provided by (used for) financing activities	108,354	(3,912)

Net increase (decrease) in cash and cash equivalents	(8,004)	23,755
Cash and cash equivalents at beginning of period	18,283	5,366

Cash and cash equivalents at end of period	$10,279	$29,121

Please read the Notes to Consolidated Financial Statements.

FORESTAR GROUP INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

Our consolidated financial statements include the accounts of Forestar Group Inc., all subsidiaries, ventures and other entities in which we have a controlling interest and variable interest entities of which we are the primary beneficiary. We eliminate all material intercompany accounts and transactions. Noncontrolling interests in consolidated pass-through entities are recognized before income taxes. We account for our investment in other entities in which we have significant influence over operations and financial policies using the equity method (we recognize our share of the entities' income or loss and any preferential returns and treat distributions as a reduction of our investment). We account for our investment in other entities in which we do not have significant influence over operations and financial policies using the cost method (we recognize as income distributions of accumulated earnings).

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

Note 2 — New and Pending Accounting Pronouncements

Accounting Standards Adopted in 2012

In first quarter 2012, we adopted Accounting Standards Update (ASU) 2011-04 - Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs and ASU
2011-05 - Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Adoption of these pronouncements did not affect our earnings or financial position.

Pending Accounting Standards

ASU 2011-10 – Property, Plant, and Equipment: Derecognition of in Substance Real Estate will be effective first quarter 2013. Under ASU 2011-10, when a parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity would continue to include the real estate, debt and results of the subsidiary’s operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. The amendment should be applied prospectively to deconsolidation events occurring after the effective date. Adoption is not anticipated to have a significant effect on our earnings or financial position but may result in certain additional disclosures.

ASU 2012-02– Intangibles-Goodwill and Other will be effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The amendment provides entities with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test, which is equivalent to the impairment testing requirements for other long-lived assets. Adoption is not anticipated to have a significant effect on our earnings or financial position.

Note 3 — Business Acquisitions

On September 28, 2012, pursuant to the terms of the previously announced Agreement and Plan of Merger dated June 3, 2012, we acquired 100 percent of the outstanding common stock of CREDO Petroleum Corporation (Credo) in an all cash transaction for $14.50 per share, representing an equity purchase price of approximately $146,445,000. In addition, we paid in full $8,770,000 of Credo’s outstanding debt. In first nine months 2012, we have incurred approximately $5,709,000 in costs to outside advisors related to this transaction, which are included in general and administrative expenses. Third quarter 2012 mineral resource segment earnings associated with this acquisition were not significant.

The following summarizes the preliminary allocation of the purchase price to the fair value of assets acquired and liabilities assumed as of September 28, 2012. Due to closing the transaction on the last business day of the quarterly reporting period, the preliminary allocation is subject to change as we obtain additional information during the acquisition measurement period, in particular, the estimated value assigned to oil and natural gas properties and equipment, goodwill and deferred tax liability.

Preliminary Purchase Price Allocation
(In thousands)
Cash and short-term investments	$2,300
Receivables	9,213
Oil and natural gas properties and equipment	139,907
Other properties and equipment	1,375
Goodwill and other intangible assets	55,954
Other	676

Total assets acquired	209,425

Accounts payable and accrued liabilities	26,626
Deferred tax liability	26,276
Other liabilities	1,308

Total liabilities assumed	54,210

Estimated fair value of net assets acquired	$155,215

The following unaudited pro forma information for the third quarter and first nine months ended 2012 and 2011 represents the results of our consolidated operations as if the acquisition of Credo had occurred on January 1, 2011. This information is based on historical results of operations, adjusted for certain estimated accounting adjustments and does not purport to represent our actual results of operations if the transaction would have occurred on January 1, 2011, nor is it necessarily indicative of future results.

	Third Quarter		First Nine Months
	2012	2011	2012	2011
	(In thousands)
Revenues	$46,972	$30,729	$122,057	$93,372
Net income (loss)	5,508	36,495	11,571	20,132

In first quarter 2012, we acquired from CL Realty, L.L.C. and Temco Associates, LLC, the ventures’ interest in 17 residential and mixed-use real estate projects for $47,000,000. Subsequent to closing of these acquisitions, we received $23,370,000 from the ventures, representing our pro-rata share of distributable cash. The purchase price was allocated to the acquired assets and liabilities based on their estimated fair value: $31,891,000 to real estate; $14,236,000 to investment in unconsolidated ventures; $1,385,000 to other assets; and $512,000 to liabilities directly related to the real estate acquired. Transaction costs of about $463,000 are included in other operating expense in first nine months 2012.

The acquired assets and operating results are included within our real estate segment and represented approximately 1,130 fully developed lots, 4,900 planned lots and over 460 commercial acres on the date of acquisition, principally in the major markets of Texas. Pro forma consolidated operating income (loss) assuming these acquisitions had occurred at the beginning of 2011 would not be significantly different than reported.

Note 4 — Real Estate

Real estate consists of:

	Third Quarter-End 2012	Year-End 2011
	(In thousands)
Entitled, developed and under development projects	$357,673	$383,026
Undeveloped land	84,006	80,076
Commercial and income producing properties
Carrying value	94,239	129,220
Accumulated depreciation	(27,315)	(26,955)

Net carrying value	66,924	102,265

	$508,603	$565,367

Included in entitled, developed and under development projects are the estimated costs of assets we expect to convey to utility and improvement districts of $53,834,000 at third quarter-end 2012 and $61,526,000 at year-end 2011, including $34,252,000 at third quarter-end 2012 and $34,802,000 at year-end 2011 related to our Cibolo Canyons project near San Antonio, Texas. These costs relate to water, sewer and other infrastructure assets we have submitted to utility or improvement districts for approval and reimbursement. In second quarter 2012, these costs decreased by $11,065,000 as result of a consolidated venture’s sale of approximately 800 acres near Dallas. We submitted for reimbursement to these districts $4,345,000 in first nine months 2012 and $2,336,000 in first nine months 2011. We received $972,000 from these districts in first nine months 2012 and $187,000 in first nine months 2011. We expect to collect the remaining amounts billed as these districts achieve adequate tax bases to support payment.

Also included in entitled, developed and under development projects is our investment in the resort development owned by third parties at our Cibolo Canyons project. We received $1,950,000 in first nine months 2012 and $2,083,000 in first nine months 2011 from the Special Improvement District (SID) related to hotel occupancy revenues and other revenues from resort sales collected as taxes by the SID. We currently account for these receipts as a reduction of our investment. At third-quarter-end 2012, we have $33,418,000 invested in the resort development.

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

In third quarter 2012, commercial and income producing properties decreased by $45,794,000 as result of selling Broadstone Memorial, a 401 unit multifamily project in Houston for $56,400,000. We received $29,474,000 in net proceeds, the buyer assumed outstanding debt of $26,500,000, and we recognized a gain on sale of $10,180,000. At third quarter-end 2012, commercial and income producing properties primarily represents our investment in a 413 room hotel in Austin with a carrying value of $20,098,000 and a 289 unit multifamily project in Austin, currently under construction, with a carrying value of $30,014,000. In first nine months 2012, we invested $16,809,000 in construction costs associated with this multifamily property and the estimated cost to complete construction is approximately $1,643,000.

Depreciation expense, primarily related to commercial and income producing properties, was $2,736,000 in first nine months 2012 and $2,650,000 in first nine months 2011 and is included in other operating expenses.

Note 5 — Timber

We own directly or through ventures about 129,000 acres of timber, primarily in Georgia, and about 17,000 acres of timber under lease. The non-cash cost of timber cut and sold was $868,000 in first nine months 2012 and $856,000 in first nine months 2011.

Note 6 — Shareholders’ Equity

A reconciliation of changes in shareholders’ equity at third quarter-end 2012 follows:

	Forestar Group Inc.	Noncontrolling Interests	Total
	(In thousands)
Balance at year-end 2011	$509,526	$1,686	$511,212
Net income	2,910	1,678	4,588
Distributions to noncontrolling interests	—	(1,504)	(1,504)
Contributions from noncontrolling interests	—	779	779
Other (primarily share-based compensation)	6,540	(354)	6,186

Balance at third quarter-end 2012	$518,976	$2,285	$521,261

In first nine months 2012, we issued 66,320 shares of our common stock as a result of stock option exercises and vesting of equity-settled restricted stock units, net of shares withheld for taxes.

Note 7 — Investment in Unconsolidated Ventures

At third quarter-end 2012, we had ownership interests in 13 ventures that we account for using the equity method. We have no real estate ventures that are accounted for using the cost method.

In second quarter 2012, we formed two new unconsolidated ventures:

• CJUF III, RH Holdings, LP was formed with Canyon-Johnson Urban Funds (CJUF) to develop a 257 unit multifamily property overlooking downtown Austin. We own a 25 percent interest and CJUF owns the remaining 75 percent interest. We contributed land and pre-development costs to the venture and received reimbursements of $3,718,000 from the venture. The venture obtained a senior secured construction loan in the amount of $23,936,000 that bears interest at LIBOR plus 2 percent with no significant balance outstanding at third quarter-end 2012. The loan has an initial term of 36 months and may be extended for two additional 12-month periods if certain conditions are met. We have a guaranty of completion of the improvements, a repayment guarantee for 20 percent of principal balance and unpaid accrued interest and a standard non-recourse carve-out guaranty. The repayment guarantee will reduce from 20 percent to 0 percent upon achievement of certain conditions. At third quarter-end 2012, our investment in this venture is $4,077,000.

• FMF Peakview, LLC was formed with Guggenheim Real Estate, LLC (Guggenheim) to develop a 304 unit multifamily property in Denver. We own a 20 percent interest and Guggenheim owns the remaining 80 percent interest. We contributed land and pre-development costs to the venture and received reimbursements of $7,243,000 from the venture. The venture obtained a senior secured construction loan in the amount of $31,550,000 that bears interest at LIBOR plus 2.25 percent with no balance outstanding at third quarter-end 2012. The loan has an initial term of 36 months and may be extended for two additional 12-month periods if certain conditions are met. We have a guaranty of completion of the improvements, a repayment guarantee for 25 percent of principal and unpaid accrued interest and a standard non-recourse carve-out guaranty. At third quarter-end 2012, our investment in this venture is $2,143,000.

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

Combined summarized balance sheet information for our ventures accounted for using the equity method follows:

	Venture Assets		Venture Borrowings (a)		Venture Equity		Our Investment
	Third Quarter- End 2012	Year-End 2011	Third Quarter- End 2012	Year-End 2011	Third Quarter- End 2012	Year-End 2011	Third Quarter-End 2012	Year-End 2011
	(In thousands)
242, LLC (b)	$21,356	$23,688	$1,512	$4,429	$18,888	$18,536	$8,540	$8,332
CJUF III, RH Holdings	11,336	—	1	—	10,175	—	4,077	—
CL Ashton Woods (c)	17,530	—	—	—	17,030	—	7,024	—
CL Realty	7,970	51,096	—	1,056	7,624	48,608	3,812	24,304
FMF Peakview	10,883	—	—	—	10,716	—	2,143	—
HM Stonewall Estates (c)	5,243	—	316	—	4,932	—	2,354	—
LM Land Holdings (c)	18,645	—	2,668	—	12,943	—	5,938	—
Palisades West	—	124,588	—	—	—	81,635	—	20,412
Round Rock Luxury Apartments	33,247	34,434	28,301	28,544	4,207	4,865	2,856	3,312
Temco	13,250	18,922	—	2,787	12,902	15,896	6,451	7,948
Other ventures (4) (b) (d)	17,278	16,938	37,923	38,002	(34,090)	(34,045)	(154)	(85)

	$156,738	$269,666	$70,721	$74,818	$65,327	$135,495	$43,041	$64,223

Combined summarized income statement information for our ventures accounted for using the equity method follows:

	Revenues				Earnings (Loss)				Our share of earnings (loss)
	Third Quarter		First Nine Months		Third Quarter		First Nine Months		Third Quarter		First Nine Months
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
	(In thousands)
242, LLC (b)	$1,072	$957	$2,925	$1,420	$163	$128	$352	$124	$93	$64	$208	$62
CJUF III, RH Holdings	—	—	—	—	—	—	—	—	—	—	—	—
CL Ashton Woods (c)	740	—	2,089	—	197	—	458		350	—	874	—
CL Realty	298	2,290	2,294	5,808	104	1,091	840	2,481	52	571	420	1,266
FMF Peakview	—	—	—	—	—	—	—	—	—	—	—	—
HM Stonewall Estates (c)	526	—	1,696	—	146	—	543	—	57	—	216	—
LM Land Holdings (c)	1,700	—	4,970	—	340	—	1,207	—	(16)	—	151	—
Palisades West	—	4,142	—	12,256	—	1,461	—	4,372	—	365	—	1,093
Round Rock Luxury Apartments	1,179	1,420	3,461	3,388	50	(157)	82	(367)	25	(90)	57	(209)
Temco	60	89	560	435	(18)	(366)	(142)	(782)	(9)	(183)	(71)	(391)
Other ventures (4)	467	301	1,064	3,535	(224)	(583)	(661)	(2,501)	128	(79)	317	(189)

	$6,042	$9,199	$19,059	$26,842	$758	$1,574	$2,679	$3,327	$680	$648	$2,172	$1,632

(a)	Total includes current maturities of $65,665,000 at third quarter-end 2012, of which $36,914,000 is non-recourse to us, and $71,816,000 at year-end 2011, of which $43,144,000 is non-recourse to us.
(b)

Includes unamortized deferred gains on real estate contributed by us to ventures. We recognize deferred gains as income as real estate is sold to third parties. Deferred gains of $904,000 are reflected as a reduction to our investment in unconsolidated ventures at third quarter-end 2012.

(c)

In first quarter 2012, we acquired CL Realty’s equity investment in these residential and mixed-use ventures at estimated fair value. The difference between estimated fair value of the equity investment and our capital account within the respective ventures at closing (basis difference) will be accreted as income or expense over the life of the investment and included in equity in earnings (loss) of unconsolidated ventures. Unrecognized basis difference of $3,240,000 is reflected as a reduction of our investment in unconsolidated ventures at third quarter-end 2012.

(d)

Our investment in other ventures reflects our ownership interests generally ranging from 25 to 50 percent, excluding venture losses that exceed our investment where we are not obligated to fund those losses. Please read Note 16 for additional information.

In first nine months 2012, we invested $1,684,000 in these ventures and received $1,501,000 in distributions; in first nine months 2011, we invested $1,350,000 in these ventures and received $5,995,000 in distributions. Distributions include both return of investments and distributions of earnings.

We may provide performance bonds and letters of credit on behalf of certain ventures that would be drawn on due to failure to satisfy construction obligations as general contractor or for failure to timely deliver streets and utilities in accordance with local codes and ordinances. At third quarter-end 2012, we have $26,888,000 outstanding, of which $26,577,000 is related to the development and construction of a 257 unit multifamily property in Austin.

Note 8 — Receivables

Receivables consists of:

	Third Quarter-End 2012	Year-End 2011
	(In thousands)
Loan secured by real estate	$19,063	$20,666
Notes receivable, average interest rates of 5.65% at third quarter-end 2012 and 7.16% at year-end 2011	668	1,817
Receivables and accrued interest	13,536	860

	33,267	23,343
Allowance for bad debts	(62)	(62)

	$33,205	$23,281

At third quarter-end 2012, we have $19,063,000 invested in a loan secured by real estate. The loan was acquired from a financial institution in 2011 when it was non-performing and is secured by a lien on developed and undeveloped real estate located near Houston designated for single-family residential and commercial development. In second quarter 2012, an approved bankruptcy plan of reorganization of the borrower became effective establishing a principal amount of $33,900,000 maturing in April 2017. Per the terms of the agreement, interest accrues at 9 percent the first three years escalating to 10 percent in year four and 12 percent in year five, with interest above 6.25 percent to be forgiven if the loan is prepaid by certain dates. Commencing with the reorganization, we estimate future cash flows and calculate accretable yield to be recognized over the term of the loan, which is included in other non-operating income. In first nine months 2012, we received principal payments of $2,704,000 and interest payments of $1,148,000. At third quarter-end 2012, the outstanding principal balance was $31,196,000.

Estimated accretable yield at third quarter-end 2012 follows:

(In thousands)
Beginning of period (Second Quarter-End 2012)	$27,833
Interest income recognized	(1,056)

End of period	$26,777

Notes receivable generally are secured by a deed of trust and generally due within three years.

Receivables and accrued interest principally include miscellaneous operating receivables arising in the normal course of business. In third quarter 2012, receivables increased by approximately $9,213,000 as a result of our acquisition of Credo.

Note 9 — Debt

Debt consists of:

	Third Quarter-End 2012	Year-End 2011
	(In thousands)
Senior secured credit facility
Term loan facility — average interest rate of 4.22% at third quarter-end 2012 and 6.50% at year-end 2011	$200,000	$130,000
Revolving line of credit — average interest rate of 6.25% at third quarter-end 2012	27,000	—
Secured promissory notes — average interest rate of 2.85% at third quarter-end 2012 and 4.34% at year-end 2011	31,390	41,900
Other indebtedness due through 2017 at variable and fixed interest rates ranging from 5.00% to 8.00%	18,261	49,687

	$276,651	$221,587

Our debt agreements contain financial covenants customary for such agreements including minimum levels of interest coverage and limitations on leverage. At third quarter-end 2012, we were in compliance with the financial covenants of these agreements.

On September 14, 2012, we entered into a Second Amended and Restated Revolving and Term Credit Agreement in order to consolidate previous amendments and to effect the following principal amendments to: increase the term loan commitment from $130,000,000 to $200,000,000; extend the maturity date of the revolving loan to September 14, 2015 (with a one-year extension option) and of the term loan to September 14, 2017; reduce the interest rate spread over LIBOR from 4.5 percent to 4.0 percent, and eliminate the LIBOR rate floor of 2 percent; increase the minimum interest coverage ratio from 1.05x to 1.50x; reduce the unused fee rate from 0.45 percent per annum to 0.25 percent – 0.35 percent per annum based on usage; and eliminate the minimum value to commitment ratio covenant and replace it with a reduction to the borrowing base to the extent the ratio of the value of assets in the borrowing base to the aggregate commitments under the facility is less than 1.50x.We incurred fees of $5,059,000 related to this amendment. The amendment and restatement of the term loan was an extinguishment of debt under the accounting guidance and, as result, we recognized a $4,448,000 loss in third quarter 2012 which is included in interest expense.

On September 28, 2012 we acquired 100 percent of the outstanding stock of Credo in an all cash transaction for $14.50 per share, representing an equity purchase price of approximately $146,445,000. In addition, we paid in full $8,770,000 of Credo’s outstanding debt. This transaction was funded with approximately $70,000,000 in borrowings from our term loan, $35,000,000 in borrowings from our revolving line of credit, and the remaining paid from our existing balance of cash and short-term investments.

At third quarter-end 2012, our senior secured credit facility provides for a $200,000,000 term loan and a $200,000,000 revolving line of credit. The revolving line of credit may be prepaid at any time without penalty. The term loan includes a prepayment fee of one percent if prepaid prior to March 14, 2013. The revolving line of credit includes a $100,000,000 sublimit for letters of credit, of which $2,604,000 is outstanding at third quarter-end 2012. Total borrowings under our senior secured credit facility (including the face amount of letters of credit) may not exceed a borrowing base formula. At third quarter-end 2012, we had $170,396,000 in net unused borrowing capacity under our senior secured credit facility.

Under the terms of the amended and restated credit agreement, at our option, we can borrow at LIBOR plus 4.0 percent or at the alternate base rate plus 3.0 percent. The alternate base rate is the highest of (i) KeyBank National Association’s base rate, (ii) the federal funds effective rate plus 0.5 percent or (iii) 30 day LIBOR plus 1 percent. Borrowings under the senior secured credit facility are or may be secured by (a) mortgages on the timberland, high value timberland and raw entitled land, as well as pledges of other rights including certain oil and gas properties, (b) assignments of current and future leases, rents and contracts, (c) a security interest in our primary operating account, (d) a pledge of the equity interests in current and future material operating subsidiaries or majority-owned joint venture interests, or if such pledge is not permitted, a pledge of the right to distributions from such entities, (e) a pledge of reimbursements, hotel occupancy and other revenues payable to us from special improvement district tax collections in connection with our Cibolo Canyons project, and (f) a negative pledge (without a mortgage) on other assets. The senior secured credit facility provides for releases of real estate provided that borrowing base compliance is maintained.

At third quarter-end 2012, secured promissory notes includes a $15,400,000 loan collateralized by a 413 guest room hotel located in Austin with a carrying value of $20,098,000 and a $15,990,000 construction loan collateralized by a 289 unit multifamily project (currently under construction) located in Austin with a carrying value of $30,014,000. This loan will provide up to $19,550,000 in construction financing for this project.

At third quarter-end 2012, other indebtedness, principally non-recourse, is collateralized by entitled, developed and under development projects with a carrying value of $64,781,000. In third quarter 2012, other indebtedness decreased by $26,500,000 as result of selling of Broadstone Memorial, a 401 unit multifamily project in Houston. We received $29,474,000 in net proceeds, the buyer assumed the outstanding debt, and we recognized a gain on sale of $10,180,000. In second quarter 2012, other indebtedness decreased by $30,991,000 as result of a consolidated venture’s sale of approximately 800 acres (Light Farms Project) near Dallas. We received $24,294,000 in net proceeds; the buyer assumed the outstanding debt and we recognized a gain on sale of $3,401,000.

At third quarter-end 2012, we have $6,471,000 in unamortized deferred financing fees which are included in other assets. Amortization of deferred financing fees, excluding loss on extinguishment of debt, was $2,290,000 in first nine months 2012 and $2,161,000 in first nine months 2011 and is included in interest expense.

Note 10 — Fair Value

Non-financial assets measured at fair value on a non-recurring basis principally include real estate assets, assets held for sale, goodwill and other intangible assets, which are measured for impairment. In third quarter 2012 and 2011, no non-financial assets were remeasured at fair value.

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

Information about our fixed rate financial instruments not measured at fair value follows:

	Third Quarter-End 2012		Year-End 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value		Valuation Technique
	(In thousands)
Loan secured by real estate	$19,063	$37,713	$20,666	$—	(a)	Level 2
Fixed rate debt	$(3,431)	$(3,557)	$(29,931)	$(32,478)		Level 2

(a)	At year-end 2011 not applicable due to its non-performing status.

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

As a result of the 2007 spin-offs from Temple-Inland, at third quarter-end 2012, personnel of Temple-Inland and the other spin-off entity held options to purchase 969,000 shares of our common stock. The options have a weighted average exercise price of $22.59 per share and a weighted average remaining contractual term of three years. At third quarter-end 2012, the options have an aggregate intrinsic value of $1,042,000.

Note 12 — Net Income per Share

Earnings attributable to common shareholders and weighted average common shares outstanding used to compute earnings per share were:

	Third Quarter		First Nine Months
	2012	2011	2012	2011
	(In thousands)
Earnings (loss) available to common shareholders:
Consolidated net income (loss)	$(380)	$36,965	$4,588	$30,935
Less: Net (income) loss attributable to noncontrolling interest	(323)	(537)	(1,678)	(901)

Net income (loss) attributable to Forestar Group Inc.	$(703)	$36,428	$2,910	$30,034

Weighted average common shares outstanding — basic	35,233	35,514	35,204	35,482
Dilutive effect of stock options, restricted stock and equity-settled awards	—	282	233	395

Weighted average common shares outstanding — diluted	35,233	35,796	35,437	35,877

Anti-dilutive awards excluded from diluted weighted average shares outstanding	2,661	2,250	2,582	1,998

Note 13 — Income Taxes

Our effective tax rate was a 74 percent benefit in third quarter 2012 and 22 percent expense in first nine months 2012, which includes a 10 percent benefit for noncontrolling interests. In addition, our third quarter and first nine months 2012 effective tax rates included a non-cash benefit of 38 percent and nine percent respectively associated with state deferred tax rate changes due to our acquisition of Credo and operating in more states. Our effective tax rate was 35 percent in third quarter 2011 and 34 percent in first nine months 2011, which includes a one percent benefit for noncontrolling interests and one percent non-cash charge for share-based compensation. In addition, 2012 and 2011 effective tax rates include the effect of state income taxes, nondeductible items and benefits of percentage depletion while the 2011 effective tax rate also includes the benefits of charitable contributions related to timberlands.

We acquired Credo in third quarter 2012 and as a result, we recorded an estimated deferred tax liability of $26,276,000 principally representing the excess of the fair value allocated to oil and gas properties at closing over the carry-over tax basis received at our estimated effective tax rate. Goodwill associated with our acquisition of Credo is not deductible for income tax purposes.

We have not provided a valuation allowance for our federal deferred tax asset because we believe it is likely it will be recoverable in future periods.

At third quarter-end 2012, our unrecognized tax benefits totaled $6,213,000, all of which would affect our effective tax rate if recognized.

Note 14 — Commitments and Contingencies

Litigation

In connection with our definitive agreement to acquire Credo, four purported class action lawsuits and one lawsuit that seeks certification as a class action have been filed against Credo, its board of directors and us. These actions generally allege that Credo and its board of directors breached fiduciary duties to Credo stockholders with respect to the transaction. The five actions also allege that we aided and abetted the alleged breaches. The plaintiffs’ allegations include that the consideration paid to acquire Credo is inadequate. Two of the five cases were voluntarily dismissed. On September 14, 2012, parties to the Delaware actions entered into a memorandum of understanding (MOU) to settle those actions. The MOU is contingent on confirmatory discovery and court approval of the settlement. The MOU provides that in consideration of supplemental disclosures filed by Credo with the SEC on September 14, 2012, the final settlement will include a release of all asserted claims. The MOU does not include one case pending in Colorado, but the settlement, if approved by the Delaware Court of Chancery, would release the claims asserted in the Colorado action. We believe that the claims in all cases are without merit and intend to defend the actions vigorously.

Credo has filed a lawsuit for declaratory judgment regarding its contract rights under two agreements with a third party that in the aggregate involve five to ten percent of Credo’s participating interest in most of its leases in North Dakota. The third party has asserted certain counterclaims. We believe that the counterclaims are without merit and intend to defend them vigorously.

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

Environmental

Environmental remediation liabilities arise from time to time in the ordinary course of doing business, and we believe we have established adequate reserves for any probable losses that we can reasonably estimate. We own 288 acres near Antioch, California, portions of which were sites of a former Temple-Inland paper manufacturing operation that are in remediation. We have received certificates of completion on all but one 80 acre tract, a portion of which includes subsurface contamination. We estimate the cost to complete remediation activities will be approximately $2,199,000, which is included in other accrued expenses. It is possible that remediation or monitoring activities could be required in addition to those included within our estimate, but we are unable to determine the scope, timing or extent of such activities.

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

Assets allocated by segment are as follows:

	Third Quarter-End 2012	Year-End 2011
	(In thousands)
Real estate	$578,231	$655,592
Mineral resources	226,213	18,902
Fiber resources	13,323	14,444
Assets not allocated to segments	72,172	105,919

Total assets	$889,939	$794,857

On September 28, 2012, we acquired Credo and as a result, we allocated approximately $209,425,000 in assets to our mineral resources segment related to this transaction. Third quarter 2012 mineral resources segment earnings associated with this acquisition were not significant.

We evaluate performance based on segment earnings (loss) before unallocated items and income taxes. Segment earnings (loss) consist of operating income, equity in earnings (loss) of unconsolidated ventures, gain on sale of assets, interest income on loans secured by real estate and net (income) loss attributable to noncontrolling interests. Items not allocated to our business segments consist of general and administrative expense, share-based compensation, gain on sale of strategic timberland, interest expense and other corporate non-operating income and expense. The accounting policies of the segments are the same as those described in the accounting policy note to the consolidated financial statements. Our revenues are derived from our U.S. operations and all of our assets are located in the U.S. In third quarter 2012, no single customer accounted for more than 10 percent of our total revenues.

Segment revenues and earnings are as follows:

	Third Quarter		First Nine Months
	2012	2011	2012	2011
	(In thousands)
Revenues:
Real estate	$27,115	$19,060	$71,684	$59,814
Mineral resources	10,479	5,871	27,053	17,784
Fiber resources	3,016	1,310	5,277	3,968

Total revenues	$40,610	$26,241	$104,014	$81,566

Segment earnings:
Real estate	$12,688	$(4,266)	$31,931	$(684)
Mineral resources	6,091	3,592	15,919	12,292
Fiber resources	1,798	446	2,782	1,790

Total segment earnings	20,577	(228)	50,632	13,398
Items not allocated to segments (a)	(22,358)	56,265	(46,448)	32,705

Income (loss) before taxes attributable to Forestar Group Inc.	$(1,781)	$56,037	$4,184	$46,103

(a)	Items not allocated to segments consist of:

	Third Quarter		First Nine Months
	2012	2011	2012	2011
	(In thousands)
General and administrative expense	$(8,000)	$(4,827)	$(19,482)	$(15,824)
Shared-based compensation expense	(6,327)	3,553	(11,491)	(399)
Gain on sale of assets	16	61,784	16	61,784
Interest expense	(8,094)	(4,271)	(15,649)	(12,933)
Other corporate non-operating income and expense	47	26	158	77

	$(22,358)	$56,265	$(46,448)	$32,705

In third quarter and first nine months 2012, general and administrative expense includes $3,248,000 and $5,709,000 in transaction costs associated with our September 28, 2012 acquisition of Credo. In third quarter and first nine months 2011, general and administrative expense includes $459,000 and $3,187,000 associated with proposed private debt offerings that we withdrew as a result of deterioration of the terms available to us in the capital markets.

Third quarter and first nine months 2012 share-based compensation expense increased as a result of increase in our stock price and the impact on cash-settled awards.

In third quarter 2011, gain on sale of assets represents the gain from selling 57,000 acres of timberland in Georgia, Alabama and Texas for $87,061,000.

In third quarter 2012, interest expense includes a $4,448,000 loss on extinguishment of debt associated with the amendment and restatement of our term loan on September 14, 2012.

Note 16 — Variable Interest Entities

At third quarter 2012, we are the primary beneficiary of one VIE that we consolidate. We have provided the majority of equity to this VIE, which absent our contributions or advances does not have sufficient equity to fund its operations. We have the authority to approve project budgets and the issuance of additional debt. At third quarter-end 2012, our consolidated balance sheet includes $1,342,000 in liabilities related to this VIE. In first nine months 2012, we contributed or advanced $1,000 to this VIE.

Also at third quarter-end 2012, we are not the primary beneficiary of three VIEs that we account for using the equity method. The unrelated managing partners oversee day-to-day operations and guarantee some of the debt of the VIEs while we have the authority to approve project budgets and the issuance of additional debt. Although some of the debt is guaranteed by the managing partners, we may under certain circumstances elect or be required to provide additional funds to these VIEs. At third quarter-end 2012, these three VIEs have total assets of $48,849,000, substantially all of which represent developed and undeveloped real estate and total liabilities of $80,283,000, which includes $63,624,000 of borrowings classified as current maturities. These amounts are included in unconsolidated ventures in the combined summarized balance sheet information accounted for using the equity method in Note 7. At third quarter-end 2012, our investment in these three VIEs is $1,497,000 and is included in investment in unconsolidated ventures. In first nine months 2012, we contributed or advanced $111,000 to these VIEs. Our maximum exposure to loss related to these VIEs is estimated at $34,400,000, which exceeds our investment as we have a nominal general partner interest in two of these VIEs and could be held responsible for their liabilities. The maximum exposure to loss represents the maximum loss that we could be required to recognize assuming all the ventures’ assets (principally real estate) are worthless, without consideration of the probability of a loss or of any actions we may take to mitigate any such loss.

Note 17 — Share-Based Compensation

Share-based compensation expense (income) consists of:

	Third Quarter		First Nine Months
	2012	2011	2012	2011
	(In thousands)
Cash-settled awards	$4,547	$(4,893)	$4,829	$(4,212)
Equity-settled awards	609	265	2,438	676
Restricted stock	514	612	1,636	1,882
Stock options	657	463	2,588	2,053

	$6,327	$(3,553)	$11,491	$399

Third quarter and first nine months 2012 share-based compensation expense increased principally as a result of an increase in our stock price and the impact on cash-settled vested awards.

Share-based compensation expense (income) is included in:

	Third Quarter		First Nine Months
	2012	2011	2012	2011
	(In thousands)
General and administrative expense	$3,298	$(2,057)	$5,528	$(234)
Other operating expense	3,029	(1,496)	5,963	633

	$6,327	$(3,553)	$11,491	$399

The fair value of awards granted to retirement eligible employees and expensed at the date of grant was $595,000 in first nine months 2012 and $654,000 in first nine months 2011. Unrecognized share-based compensation expense related to non-vested equity-settled awards, restricted stock and stock options is $9,530,000 at third quarter-end 2012. The weighted average period over which this amount will be recognized is estimated to be two years. We did not capitalize any share-based compensation in first nine months 2012 or 2011.

In first nine months 2012, we withheld 72,199 shares having a value of $1,171,000 in connection with vesting of restricted stock awards and exercises of stock options. In first nine months 2011, we withheld 70,539 shares having a value of $1,290,000 in connection with vesting of restricted stock awards and exercises of stock options. These shares are included in treasury stock and are reflected in financing activities in our consolidated statement of cash flows.

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

Cash-settled awards granted to our directors in the form of restricted stock units are fully vested at the time of grant and payable upon retirement.

The following table summarizes the activity of cash-settled restricted stock unit awards in first nine months 2012:

	Equivalent Units	Weighted Average Grant Date Fair Value
	(In thousands)	(Per unit)
Non-vested at beginning of year	449	$13.13
Granted	187	16.11
Vested	(286)	10.32
Forfeited	—	—

Non-vested at end of period	350	$17.03

The following table summarizes the activity of cash-settled stock appreciation rights in first nine months 2012:

	Rights Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (Current Value Less Exercise Price)
	(In thousands)	(Per share)	(In years)	(In thousands)
Balance at beginning of year	895	$11.31	7	$3,986
Granted	—	—
Exercised	(22)	9.29
Forfeited	—	—

Balance at end of period	873	$11.36	7	$4,870

Exercisable at end of period	625	$10.88	7	$3,744

The fair value of awards settled in cash was $5,254,000 in first nine months 2012 and $184,000 in first nine months 2011. At third quarter-end 2012, the fair value of vested cash-settled awards is $17,239,000 and is included in other liabilities. The aggregate current value of non-vested cash-settled awards is $9,559,000 at third quarter-end 2012 based on a quarter-end stock price of $16.66.

Equity-settled awards

Equity-settled awards granted to our employees include restricted stock units (RSU), which vest ratably over three years from the date of grant, and market-leveraged stock units (MSU), which vest after three years. Equity settled awards in the form of restricted stock units granted to our directors are fully vested at time of grant and payable upon retirement. The following table summarizes the activity of equity-settled awards in first nine months 2012:

	Equivalent Units	Weighted Average Grant Date Fair Value
	(In thousands)	(Per share)
Non-vested at beginning of year	159	$20.74
Granted	311	17.13
Vested	(102)	15.26
Forfeited	—	—

Non-vested at end of period	368	$19.20

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

Unrecognized share-based compensation expense related to non-vested equity-settled awards is $4,272,000 at third quarter-end 2012. The weighted average period over which this amount will be recognized is estimated to be two years.

Restricted stock

Restricted stock awards vest either ratably over or after three years, generally if we achieve a minimum one percent annualized return on assets over such three-year period. The following table summarizes the activity of restricted stock awards in first nine months 2012:

	Restricted Shares	Weighted Average Grant Date Fair Value
	(In thousands)	(Per share)
Non-vested at beginning of year	399	$15.02
Granted	—	—
Vested	(183)	12.65
Forfeited	—	—

Non-vested at end of period	216	$17.03

Unrecognized share-based compensation expense related to non-vested restricted stock awards is $952,000 at third quarter-end 2012. The weighted average period over which this amount will be recognized is estimated to be one year.

Stock options

Stock options have a ten-year term, generally become exercisable ratably over four years and provide for accelerated or continued vesting upon retirement, death, disability or if there is a change in control. Options were granted with an exercise price equal to the market value of our stock on the date of grant. The following table summarizes the activity of stock option awards in first nine months 2012:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (Current Value Less Exercise Price)
	(In thousands)	(Per share)	(In years)	(In thousands)
Balance at beginning of year	1,284	$22.22	7	$944
Granted	473	15.94
Exercised	—	—
Forfeited	(1)	16.89

Balance at end of period	1,756	$20.53	7	$1,532

Exercisable at end of period	975	$23.66	6	$974

We estimate the fair value of stock options using the Black-Scholes option pricing model and the following assumptions:

	First Nine Months
	2012	2011
Expected dividend yield	—%	—%
Expected stock price volatility	60.2%	56.2%
Risk-free interest rate	1.3%	2.4%
Expected life of options (years)	6	6
Weighted average estimated fair value of options granted	$9.22	$10.11

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

Unrecognized share-based compensation expense related to non-vested stock options is $4,306,000 at third quarter-end 2012. The weighted average period over which this amount will be recognized is estimated to be two years.

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

Pre-Spin stock option awards to our employees to purchase our common stock have a ten-year term, generally become exercisable ratably over four years and provide for accelerated or continued vesting upon retirement, death, disability or if there is a change in control. At third quarter-end 2012, there were 65,000 pre-spin awards outstanding and exercisable on our stock with a weighted average exercise price of $24.10, weighted average remaining term of three years and aggregate intrinsic value of $56,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2011 Annual Report on Form 10-K. Unless otherwise indicated, information is presented as of third quarter-end 2012, and references to acreage owned includes all acres owned by ventures regardless of our ownership interest in a venture.

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

•	the levels of resale housing inventory and potential impact of foreclosures in our mixed-use development projects and the regions in which they are located;

•	fluctuations in costs and expenses;

•	demand for new housing, which can be affected by a number of factors including the availability of mortgage credit;

•	competitive actions by other companies;

•	changes in governmental policies, laws or regulations and actions or restrictions of regulatory agencies;

•	our realization of the expected benefits of acquiring CREDO Petroleum Corporation;

•	risks associated with oil and gas drilling and production activities;

•	fluctuations in oil and natural gas commodity prices;

•	government regulation of exploration and production technology, including hydraulic fracturing;

•	the results of financing efforts, including our ability to obtain financing with favorable terms;

•	our partners’ ability to fund their capital commitments and otherwise fulfill their operating and financial obligations;

•	the effect of limitations, restrictions and natural events on our ability to harvest and deliver timber;

•	inability to obtain permits for, or changes in laws, governmental policies or regulations effecting, water withdrawal or usage and

•	the final resolutions or outcomes with respect to our contingent and other liabilities related to our business.

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

Strategic Acquisition

On September 28, 2012, pursuant to the terms of the previously announced Agreement and Plan of Merger dated June 3, 2012, we acquired 100 percent of the outstanding common stock of CREDO Petroleum Corporation (Credo) in an all cash transaction for $14.50 per share, representing an equity purchase price of approximately $146,445,000. In addition, we paid in full $8,770,000 of Credo’s outstanding debt. Third quarter 2012 mineral resources segment earnings associated with this acquisition were not significant.

Results of Operations

A summary of our consolidated results by business segment follows:

	Third Quarter		First Nine Months
	2012	2011	2012	2011
	(In thousands)
Revenues:
Real estate	$27,115	$19,060	$71,684	$59,814
Mineral resources	10,479	5,871	27,053	17,784
Fiber resources	3,016	1,310	5,277	3,968

Total revenues	$40,610	$26,241	$104,014	$81,566

Segment earnings:
Real estate	$12,688	$(4,266)	$31,931	$(684)
Mineral resources	6,091	3,592	15,919	12,292
Fiber resources	1,798	446	2,782	1,790

Total segment earnings (loss)	20,577	(228)	50,632	13,398
Items not allocated to segments:
General and administrative expense	(8,000)	(4,827)	(19,482)	(15,824)
Share-based compensation income (expense)	(6,327)	3,553	(11,491)	(399)
Gain on sale of assets	16	61,784	16	61,784
Interest expense	(8,094)	(4,271)	(15,649)	(12,933)
Other corporate non-operating income and expense	47	26	158	77

Income (loss) before taxes	(1,781)	56,037	4,184	46,103
Income tax benefit (expense)	1,078	(19,609)	(1,274)	(16,069)

Net income (loss) attributable to Forestar Group Inc.	$(703)	$36,428	$2,910	$30,034

Significant aspects of our results of operations follow:

Third Quarter and First Nine months 2012

•

Real estate segment earnings benefited primarily from a $10,180,000 gain resulting from the sale of Broadstone Memorial, a 401 unit multifamily project in Houston and increased residential and commercial sales activity. In first nine months 2012, real estate segment earnings benefited primarily from such gain and a $11,675,000 gain from the sale of our 25 percent interest in Palisades West LLC, $3,401,000 gain from a consolidated venture’s sale of 800 acres near Dallas, and increased residential and commercial sales activity.

•

Mineral resources segment earnings benefited from $3,543,000 in lease bonus revenues as a result of leasing over 3,100 net mineral acres and increased oil production volumes. These items were partially offset by increased cost of sales due to higher production volumes, lower prices and from additional oil and natural gas personnel and professional services associated with our water initiatives.

•	Fiber resources segment earnings increased principally as a result of higher levels of harvesting activity which was primarily driven by accelerated customer demand.

•

Third quarter and first nine months 2012 general and administrative expense includes $3,248,000 and $5,709,000 in transaction costs to outside advisors associated with our acquisition of Credo on September 28, 2012.

•	Share-based compensation expense increased as result of the increase in our stock price and the impact on cash-settled vested awards.

•	Interest expense includes a $4,448,000 loss on extinguishment of debt in connection with the amendment and restatement of our term loan on September 14, 2012.

Third Quarter and First Nine months 2011

•

Real estate segment earnings were negatively impacted by lower undeveloped land sales volume and prices as a result of current market conditions. In addition, we recognized a $2,500,000 charge related to environmental remediation activities. These items were partially offset by increased residential sales activity.

•

Mineral resources segment earnings declined primarily due to lower lease bonus revenues and increased costs associated with developing our water resources initiatives. These items were partially offset by increased oil production volumes and higher oil prices.

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

Oil prices have weakened recently reflecting market concerns about world economies and oil demand. Natural gas prices have remained near low historical levels due to abundant supplies and high inventories. Shale resource drilling and production remains strong and working natural gas inventories are expected to remain relatively high. In the East Texas Basin, exploration and production companies continue to focus drilling on high liquid rich gas prospects due to relatively high condensate and natural gas liquid prices. In the Gulf Coast Basin, in Louisiana, activity has increased as operators have shifted exploration efforts to oil and high liquid natural gas plays. These conditions may impact the demand for new mineral leases, new exploration activity and the amount of royalty revenues we receive.

Pine sawtimber prices continue to be depressed due to weak demand driven by the overall slowdown in residential construction activity, while pine pulpwood demand remains steady and pricing is relatively flat.

Business Segments

We manage our operations through three business segments:

•	Real estate,

•	Mineral resources, and

•	Fiber resources.

We evaluate performance based on earnings (loss) before unallocated items and income taxes. Segment earnings (loss) consist of operating income, equity in earnings (loss) of unconsolidated ventures’, gain on sale of assets, interest income on loans secured by real estate and net (income) loss attributable to noncontrolling interests. Items not allocated to our business segments consist of general and administrative expenses, share-based compensation, gain on sale of strategic timberland, interest expense and other corporate non-operating income and expense. The accounting policies of the segments are the same as those described in the accounting policy note to the consolidated financial statements.

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

Real Estate

We own directly or through ventures about 143,000 acres of real estate located in nine states and 13 markets. Our real estate segment secures entitlements and develops infrastructure on our lands, primarily for single-family residential and mixed-use communities. We own 103,000 acres in a broad area around Atlanta, Georgia, with the balance located primarily in Texas. We target investments principally in regions across the southern half of the United States that possess key demographic and growth characteristics that we believe make them attractive for long-term real estate investment. We own and manage our projects either directly or through ventures. Our real estate segment revenues are principally derived from the sales of residential single-family lots and tracts, undeveloped land and commercial real estate and from the operation of commercial and income producing properties, primarily a hotel and our multifamily investments.

A summary of our real estate results follows:

	Third Quarter		First Nine Months
	2012	2011	2012	2011
	(In thousands)
Revenues	$27,115	$19,060	$71,684	$59,814
Cost of sales	(17,539)	(12,367)	(43,086)	(32,894)
Operating expenses	(8,421)	(10,717)	(24,208)	(27,064)

	1,155	(4,024)	4,390	(144)
Interest income on loans secured by real estate	1,066	—	2,159	—
Gain on sale of assets	10,197	—	25,273	—
Equity in earnings (loss) of unconsolidated ventures	593	295	1,787	361
Less: Net (income) loss attributable to noncontrolling interests	(323)	(537)	(1,678)	(901)

Segment earnings	$12,688	$(4,266)	$31,931	$(684)

Third quarter and first nine months 2012, segment earnings include $1,066,000 and $2,159,000 in interest income primarily related to a loan secured by a mixed-use community in Houston.

In third quarter and first nine months 2012, gain on sale of assets includes $10,180,000 resulting from the sale of Broadstone Memorial, a 401 unit multifamily project in Houston. In addition, first nine months 2012 includes a $3,401,000 gain from a consolidated venture’s sale of 800 acres in Dallas and $11,675,000 gain from the sale of our 25 percent interest in Palisades West LLC for $32,095,000.

Revenues in our owned and consolidated ventures consist of:

	Third Quarter		First Nine Months
	2012	2011	2012	2011
	(In thousands)
Residential real estate	$13,564	$10,276	$36,892	$27,503
Commercial real estate	2,405	—	4,170	736
Undeveloped land	1,604	1,526	4,918	10,096
Commercial and income producing properties	8,805	6,653	23,381	20,400
Other	737	605	2,323	1,079

Total revenues	$27,115	$19,060	$71,684	$59,814

Residential real estate revenues principally consist of the sale of single-family lots to national, regional and local homebuilders. In third quarter and first nine months 2012, residential real estate revenues increased principally as a result of increased lot sales volume due to demand for finished lot inventory by homebuilders in markets where supply has diminished. In first nine months 2012, we sold the remaining 109 fully developed lots from our River Plantation project located in Tampa for $2,145,000 or about $19,675 per lot, resulting in about $478,000 in segment earnings.

In third quarter 2012, commercial real estate revenues increased as result of selling approximately 18 commercial acres from projects located in Houston and Dallas for $2,405,000 generating combined segment earnings of $1,288,000. In addition, first nine months 2012 includes the sale of approximately 35 commercial acres from a project in Fort Worth for $1,295,000 which generated about $822,000 in segment earnings.

In first nine months 2012, undeveloped land sales decreased due to lower volume from our retail land sales program as a result of challenging market conditions including limited credit availability and alternate investment options to buyers in the marketplace.

In third quarter and first nine months 2012, commercial and income producing properties revenue increased as a result of rent growth from our 401 unit multifamily property located in Houston, which we sold in third quarter 2012.

In third quarter and first nine months 2012, other revenues include $564,000 and $1,611,000, as a result of selling four acres and eleven acres, respectively, of impervious cover entitlement credits to homebuilders. These sales generated segment earnings of approximately $496,000 in third quarter 2012 and $1,416,000 in first nine months 2012.

Units sold in our owned and consolidated ventures consist of:

	Third Quarter		First Nine Months
	2012	2011	2012	2011
Residential real estate:
Lots sold	193	155	675	458
Revenue per lot sold	$54,206	$52,197	$49,925	$55,277
Commercial real estate:
Acres sold	18	—	56	4
Revenue per acre sold	$133,882	$—	$75,147	$185,344
Undeveloped land:
Acres sold	564	548	1,817	3,938
Revenue per acre sold	$2,846	$2,786	$2,707	$2,564

Operating expenses consist of:

	Third Quarter		First Nine Months
	2012	2011	2012	2011
	(In thousands)
Employee compensation and benefits	$2,530	$1,893	$6,584	$5,730
Property taxes	1,964	2,023	6,305	6,484
Professional services	992	1,174	3,070	3,405
Depreciation and amortization	1,101	1,344	3,251	3,938
Environmental	38	2,527	131	2,607
Other	1,796	1,756	4,867	4,900

Total operating expenses	$8,421	$10,717	$24,208	$27,064

In third quarter 2011, environmental costs increased as a result of a $2,500,000 charge related to environmental remediation activities at our Antioch, California project.

Information about our real estate projects and our real estate ventures follows:

	Third Quarter-End
	2012	2011
Owned and consolidated ventures:
Entitled, developed and under development projects
Number of projects	65	54
Residential lots remaining	20,019	18,679
Commercial acres remaining	2,067	1,808
Undeveloped land and land in the entitlement process
Number of projects	16	16
Acres in entitlement process	27,580	27,590
Acres undeveloped	95,357	110,115
Ventures accounted for using the equity method:
Ventures’ lot sales (for first nine months)
Lots sold	306	350
Average price per lot sold	$49,125	$40,592
Ventures’ entitled, developed and under development projects
Number of projects	7	21
Residential lots remaining	3,845	9,295
Commercial acres sold (for first nine months)	—	20
Average price per acre sold	$—	$152,460
Commercial acres remaining	333	538
Ventures’ undeveloped land and land in the entitlement process
Acres sold (for first nine months)	135	19
Average price per acre sold	$2,600	$3,000
Acres undeveloped	5,655	5,712

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

Our net investment in owned and consolidated real estate by geographic location follows:

State	Entitled, Developed, and Under Development Projects	Undeveloped Land	Commercial and Income Producing Properties	Total
	(In thousands)
Texas	$298,418	$9,570	$55,335	$363,323
Georgia	22,125	58,592	—	80,717
Colorado	21,475	—	—	21,475
California	8,915	14,997	—	23,912
Other	6,740	847	11,589	19,176

Total	$357,673	$84,006	$66,924	$508,603

Mineral Resources

We own directly or through ventures about 593,000 net acres of mineral interests. Our mineral resources segment revenues are principally derived from oil and natural gas royalties, non-operating working interests and other lease revenues from our mineral interests located principally in Texas, Louisiana, Georgia and Alabama. At third quarter-end 2012, we have about 37,000 net acres under lease and about 38,000 net acres held by production.

On September 28, 2012, we acquired 100 percent of the outstanding common stock of Credo in an all cash transaction for $14.50 per share, representing an equity purchase price of approximately $146,445,000. In addition, we paid in full approximately $8,770,000 of Credo’s outstanding debt. The acquired assets represent approximately 142,000 net mineral acres leased from others, of which over 36,000 are held by production at third quarter-end 2012. The principal areas of operations are in Oklahoma, Kansas, Nebraska, North Dakota and Texas and includes 382 gross oil and natural gas wells with working interest ownership of which 132 are operated by the Company, and nearly 1,200 wells with overriding royalty interests. Third quarter 2012 mineral resources segment earnings associated with this acquisition were not significant.

A summary of our mineral resources results follows:

	Third Quarter		First Nine Months
	2012	2011	2012	2011
	(In thousands)
Revenues	$10,479	$5,871	$27,053	$17,784
Cost of sales	(1,865)	(597)	(4,218)	(1,829)
Operating expenses	(2,604)	(2,030)	(7,285)	(4,918)

	6,010	3,244	15,550	11,037
Equity in earnings of unconsolidated ventures	81	348	369	1,255

Segment earnings	$6,091	$3,592	$15,919	$12,292

Cost of sales represents our share of oil and natural gas production severance taxes, which are calculated based on a percentage of oil and natural gas produced, costs related to our oil and natural gas non-operating working interests, geological and geophysical costs and delay rental payments related to ground water leases in central Texas. In third quarter and first nine months 2012, cost of sales increased primarily due to higher depletion costs related to working interest wells that began producing in late 2011 and early 2012, exploration costs and higher production severance taxes as a result of increased oil production.

Equity in earnings of unconsolidated ventures includes our share of royalty revenue from 23 producing wells in the Barnett Shale natural gas formation.

Revenues consist of:

	Third Quarter		First Nine Months
	2012	2011	2012	2011
	(In thousands)
Royalties	$5,435	$5,325	$18,503	$12,699
Working interests	604	99	2,112	357
Other revenues	4,440	447	6,438	4,728

Total revenues	$10,479	$5,871	$27,053	$17,784

In third quarter 2012, royalty revenues increased principally as result of increased oil production partially offset by decreased oil prices in our owned and consolidated properties and decreased natural gas prices. Increased oil production contributed about $2,612,000 which was offset by $1,520,000 from decreased oil prices as compared with third quarter 2011. Increased natural gas production contributed about $241,000 which was offset by $717,000 from decreased natural gas prices as compared with third quarter 2011. In first nine months 2012, royalty revenues increased principally as result of increased oil production in our owned and consolidated properties. Increased oil production contributed about $9,195,000 as compared with first nine months 2011.

In third quarter and first nine months 2012, working interest revenues increased principally as result of our investment in new producing wells within the West Gordon field located in Beauregard Parish, Louisiana.

In third quarter 2012, other revenues include $3,543,000 in lease bonuses received from leasing approximately 3,124 net mineral acres owned in Texas and Louisiana for over $1,100 average per acre and $593,000 in delay rentals received on approximately 9,500 net mineral acres owned in Louisiana. In third quarter 2011, other revenues principally includes $100,000 in lease bonuses received from leasing about 380 net mineral acres owned for an average of $266 per acre and $253,000 related to delay rental payments received on approximately 8,600 net mineral acres owned.

In first nine months 2012, other revenues include $2,155,000 in delay rentals received on approximately 15,100 net mineral acres in Louisiana and $3,830,000 in lease bonuses received from leasing approximately 3,900 net mineral acres owned in Texas and Louisiana for an average of about $975 per acre. In first nine months 2011, other revenues include $2,232,000 in lease bonuses received from leasing over 7,700 net mineral acres owned for an average of $288 per acre, $1,555,000 related to mineral seismic exploration agreement associated with 31,100 acres in Louisiana and $479,000 related to delay rental payments received on approximately 9,200 net mineral acres owned.

Oil and natural gas produced and average unit prices related to our royalty and working interests follows:

	Third Quarter		First Nine Months
	2012	2011	2012	2011
Consolidated entities:
Oil production (barrels)	69,000	42,300	199,800	102,200
Average price per barrel	$75.81	$97.83	$89.15	$94.23
Natural gas production (millions of cubic feet)	351.5	295.9	1,052.0	850.1
Average price per thousand cubic feet	$2.29	$4.33	$2.66	$4.03
Our share of ventures accounted for using the equity method:
Natural gas production (millions of cubic feet)	74.9	112.1	247.1	398.3
Average price per thousand cubic feet	$1.99	$4.10	$2.36	$3.80
Total consolidated and our share of equity method ventures:
Oil production (barrels)	69,000	42,300	199,800	102,200
Average price per barrel	$75.81	$97.83	$89.15	$94.23
Natural gas production (millions of cubic feet)	426.4	408	1,299.1	1,248.4
Average price per thousand cubic feet	$2.24	$4.27	$2.61	$3.96
Total BOE	140,105	110,346	416,302	310,268
Average price per barrel equivalent	$44.17	$53.31	$50.92	$46.96

At third quarter-end 2012, there were 542 gross productive wells operated by others on our leased owned mineral acres compared to 510 gross productive wells at third quarter-end 2011. The above production and well information excludes any results associated with our September 28, 2012 acquisition of Credo.

Operating expenses consist of:

	Third Quarter		First Nine Months
	2012	2011	2012	2011
	(In thousands)
Professional and consulting services	$801	$792	$2,330	$2,086
Employee compensation and benefits	1,173	614	3,184	1,495
Property taxes	89	78	239	228
Other	541	546	1,532	1,109

Total operating expenses	$2,604	$2,030	$7,285	$4,918

Professional and consulting services include $429,000 in third quarter 2012 and 2011 and $1,286,000 in first nine months 2012 and 2011 due to non-cash amortization of contingent consideration paid to the seller of a water resources company acquired in 2010. These costs are being amortized ratably over the performance period assuming certain milestones are achieved by July 2014. In third quarter and first nine months 2012, employee compensation and benefits increased principally as result of incremental staffing to support our oil, natural gas and water interests.

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

A summary of our fiber resources results follows:

	Third Quarter		First Nine Months
	2012	2011	2012	2011
	(In thousands)
Revenues	$3,016	$1,310	$5,277	$3,968
Cost of sales	(570)	(349)	(1,068)	(881)
Operating expenses	(637)	(520)	(1,660)	(1,494)

	1,809	441	2,549	1,593
Gain on sale of assets	(17)	—	217	181
Equity in earnings of unconsolidated ventures	6	5	16	16

Segment earnings	$1,798	$446	$2,782	$1,790

Fiber resources segment earnings increased principally as a result of higher levels of harvesting activity which was primarily driven by accelerated customer demand.

Revenues consist of:

	Third Quarter		First Nine Months
	2012	2011	2012	2011
	(In thousands)
Fiber	$2,282	$978	$3,848	$2,695
Recreational leases and other	734	332	1,429	1,273

Total revenues	$3,016	$1,310	$5,277	$3,968

Fiber sold consists of:

	Third Quarter		First Nine Months
	2012	2011	2012	2011
Pulpwood tons sold	160,000	85,800	265,200	222,100
Average pulpwood price per ton	$9.54	$7.57	$9.51	$8.57
Sawtimber tons sold	37,400	22,900	66,700	51,200
Average sawtimber price per ton	$20.21	$14.33	$19.88	$15.47
Total tons sold	197,400	108,700	331,900	273,300
Average price per ton	$11.56	$8.99	$11.59	$9.86

In third quarter 2012, total fiber tons sold increased principally as a result of accelerated harvesting levels to meet customer demand, primarily International Paper’s Rome, Georgia mill. The majority of our fiber sales were to International Paper at market prices.

Information about our recreational leases follows:

	Third Quarter		First Nine Months
	2012	2011	2012	2011
Average recreational acres leased	129,200	164,600	130,500	185,300
Average price per leased acre	$8.84	$8.28	$8.84	$8.84

Operating expenses consist of:

	Third Quarter		First Nine Months
	2012	2011	2012	2011
	(In thousands)
Employee compensation and benefits	$266	$229	$783	$696
Facility and long-term timber lease costs	117	109	354	337
Other	254	182	523	461

Total operating expenses	$637	$520	$1,660	$1,494

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

General and administrative expenses consist of:

	Third Quarter		First Nine Months
	2012	2011	2012	2011
	(In thousands)
Professional services	$4,020	$1,600	$7,985	$6,025
Employee compensation and benefits	1,986	1,394	5,332	4,221
Depreciation and amortization	268	347	841	1,050
Insurance costs	238	276	749	809
Facility costs	195	210	573	594
Other	1,293	1,000	4,002	3,125

Total general and administrative expenses	$8,000	$4,827	$19,482	$15,824

In third quarter and first nine months 2012 professional services expense includes $3,248,000 and $5,709,000 in transaction costs to outside advisors associated with our acquisition of Credo.

In third quarter and first nine months 2011, professional services includes $459,000 and $3,187,000 of expenses associated with proposed private debt offerings that we withdrew as a result of deterioration in terms available to us in the capital markets.

Income Taxes

Our effective tax rate was a 74 percent benefit in third quarter 2012 and 22 percent expense in first nine months 2012, which includes a 10 percent benefit for noncontrolling interests. In addition, our third quarter and first nine months 2012 effective tax rates included a non-cash benefit of 38 percent and nine percent respectively associated with state deferred tax rate changes due to our acquisition of Credo and operating in more states. Our effective tax rate was 35 percent in third quarter 2011 and 34 percent in first nine months 2011, which includes a one percent benefit for noncontrolling interests and one percent non-cash charge for share-based compensation. In addition, 2012 and 2011 effective tax rates include the effect of state income taxes, nondeductible items and benefits of percentage depletion while the 2011 effective tax rate includes the benefits of charitable contributions related to timberlands.

We acquired Credo on September 28, 2012, and as a result, we recorded an estimated deferred tax liability of $26,276,000 principally representing the excess of the fair value allocated to oil and gas properties at closing over the carry-over tax basis received at our estimated effective tax rate.

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

In first nine months 2012, net cash (used for) operating activities was ($20,784,000) as expenditures for real estate development and acquisitions significantly exceeded non-cash real estate cost of sales, principally as result of acquiring real estate assets from CL Realty and Temco for $47,000,000. Subsequent to closing of this acquisition, we received $23,370,000 from the ventures, representing our pro-rata share of distributable cash. Also, we invested $14,341,000 in a 289 unit multifamily property currently under construction in Austin, acquired a multifamily development site in Nashville for $11,081,000 and we paid $11,041,000 in federal and state taxes, net of refunds. We received $24,294,000 in net proceeds from a consolidated venture’s sale of 800 acres in Dallas and $10,934,000 in reimbursements from two new multifamily ventures which represents our venture partners’ pro-rata share of the costs. In first nine months 2011, net cash provided by operating activities was $32,816,000 as proceeds from the sale of 57,000 acres of timberland in accordance with our strategic initiatives generated net proceeds of $86,018,000. Expenditures for development and acquisitions exceeded non-cash real estate cost of sales principally due to our acquisition of a non-performing loan secured by a lien on 900 acres of developed and undeveloped land near Houston, Texas for $21,137,000, $25,481,000 in four real estate acquisitions located in various Texas markets and payment of $7,956,000 in federal and state income taxes, net of refunds.

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

In first nine months 2012, net cash (used for) investing activities was ($95,574,000) principally due to our acquisition of Credo for ($152,073,000) purchase price, net of cash acquired. Partially offsetting our investment in Credo were proceeds received from the sale of our 25 percent interest in Palisades West LLC for $32,095,000 and $29,474,000 in net proceeds from the sale of Broadstone Memorial, a 401unit multifamily project in Houston. In addition, we invested $2,794,000 in oil and natural gas properties and equipment associated with our non-operating working interests and $1,577,000 in property and equipment, software and reforestation and $699,000 in net contributions to unconsolidated ventures. In first nine months 2011, net cash (used for) investing activities was ($5,149,000) and is principally related to $3,414,000 invested in oil and gas properties as non-operating working interests, $662,000 in net contributions to unconsolidated ventures and $1,466,000 in property, equipment, software and reforestation.

Cash Flows from Financing Activities

In first nine months 2012, net cash provided by financing activities was $108,354,000. Our net increase in borrowings of $112,555,000 was principally used to fund our acquisition of Credo and our real estate development and acquisition expenditures. We paid $5,209,000 in financing fees primarily related to the amendment and restatement of our senior secured credit facility in third quarter 2012. Also, in third quarter 2012, our outstanding debt decreased by $26,500,000 as a result of selling Broadstone Memorial, a 401 unit multifamily property in Houston and the buyer’s assumption of the debt. In second quarter 2012, our outstanding debt decreased by $30,991,000 as a result of a consolidated venture’s sale of 800 acres in Dallas and the buyer’s assumption of the debt.

Also, in second quarter 2012, we secured project level financing on a 289 unit multifamily property in Austin with $15,990,000 outstanding at third quarter-end 2012. In first nine months 2011, net cash (used for) financing activities was ($3,912,000) and is principally related to the payment of $3,746,000 in deferred financing fees primarily related to supplementing and amending our senior secured credit facility and $2,126,000 related to repurchasing 172,435 shares of our common stock. This was partially offset by a net increase in our debt of $2,108,000.

Liquidity

On September 14, 2012, we entered into a Second Amended and Restated Revolving and Term Credit Agreement in order to consolidate previous amendments and to effect the following principal amendments to: increase the term loan commitment from $130,000,000 to $200,000,000; extend the maturity date of the revolving loan to September 14, 2015 (with a one-year extension option) and of the term loan to September 14, 2017; reduce the interest rate spread over LIBOR from 4.5 percent to 4.0 percent, and eliminate the LIBOR rate floor of 2 percent; increase the minimum interest coverage ratio from 1.05x to 1.50x; reduce the unused fee rate from 0.45 percent per annum to 0.25 percent – 0.35 percent per annum based on usage; and eliminate the minimum value to commitment ratio covenant and replace it with a reduction to the borrowing base to the extent the ratio of the value of assets in the borrowing base to the aggregate commitments under the facility is less than 1.50x.We incurred fees of $5,059,000 related to this amendment. The amendment and restatement of the term loan was an extinguishment of debt under the accounting guidance and as result, we recognized a $4,448,000 loss in third quarter 2012 which is included in interest expense.

On September 28, 2012 we acquired 100 percent of outstanding stock of Credo in an all cash transaction for $14.50 per share, representing an equity purchase price of approximately $146,445,000. In addition, we paid in full $8,770,000 of Credo’s outstanding debt. This transaction was funded with approximately $70,000,000 in borrowings from our term loan, $35,000,000 in borrowings from our revolving line of credit, the balance of which was paid from cash and short-term investments.

At third quarter-end 2012, our senior secured credit facility provides for a $200,000,000 term loan and a $200,000,000 revolving line of credit. The revolving line of credit may be prepaid at any time without penalty. The term loan includes a prepayment fee of one percent if prepaid prior to March 14, 2013. The revolving line of credit includes a $100,000,000 sublimit for letters of credit, of which $2,604,000 is outstanding at third quarter-end 2012. Total borrowings under our senior secured credit facility (including the face amount of letters of credit) may not exceed a borrowing base formula. At third quarter-end 2012, net unused borrowing capacity under our senior secured credit facility is calculated as follows:

(In thousands)
Borrowing base availability	$400,000
Less: borrowings	(227,000)
Less: letters of credit	(2,604)

Unused borrowing capacity	$170,396

Our unused borrowing capacity in third quarter 2012 ranged from a high of $170,396,000 to a low of $146,389,000. This facility is used primarily to fund our operating cash needs, which fluctuate due to timing of residential real estate sales, undeveloped land sales, mineral lease bonus payments, timber sales, payment of payables and expenses and capital expenditures.

Our senior secured credit facility and other debt agreements contain financial covenants customary for such agreements including minimum levels of interest coverage and limitations on leverage. At third quarter-end 2012, we were in compliance with the financial covenants of these agreements.

The following table details our compliance with the financial covenants calculated as provided in the senior credit facility:

	Requirement		Third Quarter-End 2012

Financial Covenant
Interest Coverage Ratio (a)		> 1.50:1.0	4.50:1.0
Revenues/Capital Expenditures Ratio (b)		> 1.00:1.0	1.76:1.0
Total Leverage Ratio (c )		≤ 40%	29%
Net Worth (d)	> $	441 million	$509 million
Collateral Value to Loan Commitment Ratio (e )		> 1.50:1.0	1.90:1.0

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

(d)

Calculated as the amount by which consolidated total assets (excluding Credo acquisition goodwill over $50,000,000) exceeds consolidated total liabilities. At third quarter-end 2012, the requirement is $441,000,000, computed as: $441,000,000, plus 85 percent of the aggregate net proceeds received by us from any equity offering, plus 75 percent of all positive net income, on a cumulative basis. This covenant is applied at the end of each quarter.

(e)

Calculated as the total collateral value of timberland, high value timberland and our minerals business, divided by total aggregate loan commitment. This covenant is applied at the end of each quarter.

To make additional investments, acquisitions, or distributions, we must maintain available liquidity equal to 10% of the aggregate commitments in place. At third quarter-end 2012, the minimum liquidity requirement was $40,000,000, compared with $176,170,000 in actual available liquidity based on the unused borrowing capacity under our senior secured credit facility plus unrestricted cash and cash equivalents. As of third quarter 2012, we were in compliance with these requirements. The failure to maintain such minimum liquidity does not constitute a default or event of default of our senior secured credit facility. In addition, we may elect to make distributions so long as the total leverage ratio is less than 30%, the interest coverage is greater than 3.0:1.0, the revenues / capital expenditures ratio exceeds 3.0:1.0, and available liquidity is not less than $125,000,000.

In second quarter 2012, we obtained a loan for construction of a 289 unit multifamily project located in Austin which provides up to $19,550,000 in financing. The interest rate on the loan is equal to the highest of (i) the lender’s prime rate, (ii) the Federal Funds Open Rate plus 50 basis points, and (iii) the Daily LIBOR Rate plus 100 basis points. The loan has an initial term of 36 months and may be extended for two additional 12-month periods based on certain specified conditions. At third quarter-end 2012, we have $15,990,000 outstanding on this loan.

Contractual Obligations and Off-Balance Sheet Arrangements

In 2011, we began construction on a 289 unit multifamily project in Austin, Texas in which the estimated cost at completion, including land, is approximately $31,657,000. At third-quarter end 2012, our investment in this project including land and construction in progress is $30,014,000 with an estimated cost to complete construction of $1,643,000.

In second quarter 2012, CJUF III RH Holdings, an equity method venture in which we own a 25 percent interest, obtained a senior secured construction loan in the amount of $23,936,000 to develop a 257 unit multifamily property in downtown Austin. There is no significant balance outstanding at third quarter-end 2012. We have a construction completion guaranty, a repayment guaranty for 20 percent of the principal balance and unpaid accrued interest, and a standard non-recourse carve-out guaranty. The repayment guaranty will reduce from 20 percent to 0 percent upon achievement of certain conditions.

In second quarter 2012, FMF Peakview, an equity method venture in which we own a 20 percent interest, obtained a senior secured construction loan in the amount of $31,550,000 to develop a 304 unit multifamily property in Denver. There is no balance outstanding at third quarter-end 2012. We have a construction completion guaranty, a repayment guaranty for 25 percent of the principal and unpaid accrued interest, and a standard non-recourse carve-out guaranty.

At third quarter-end 2012, we participate in three partnerships that have total assets of $48,849,000 and total liabilities of $80,283,000, which includes $63,624,000 of borrowings classified as current maturities. These partnerships are managed by third parties who intend to extend or refinance these borrowings; however, there is no assurance that this can be done. Although these borrowings are guaranteed by third parties, we may under certain circumstances elect or be required to provide additional equity to these partnerships. We do not believe that the ultimate resolution of these matters will have a significant effect on our earnings or financial position. Our investment in these partnerships is $1,497,000 at third quarter-end 2012. These three partnerships are variable interest entities.

Cibolo Canyons — San Antonio, Texas

Cibolo Canyons consists of the JW Marriott ® San Antonio Hill Country Resort & Spa development owned by third parties and a mixed-use development we own. We have $79,557,000 invested in Cibolo Canyons at third quarter-end 2012.

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

In first nine months 2012, we received $1,950,000 in reimbursements from the SID. Since inception, we have received $9,856,000 in reimbursements and have accounted for this as a reduction of our investment. At third quarter-end 2012, we have $33,418,000 invested in the resort development.

Mixed-Use Development

The mixed-use development we own consists of 2,100 acres planned to include approximately 1,475 residential lots and 150 commercial acres designated for multifamily and retail uses, of which 713 lots and 68 commercial acres have been sold through third quarter-end 2012.

In 2007, we entered into an agreement with the SID providing for reimbursement of certain infrastructure costs related to the mixed-use development. Reimbursements are subject to review and approval by the SID and unreimbursed amounts accrue interest at 9.75 percent. The SID’s funding for reimbursements is principally derived from its ad valorem tax collections and bond proceeds collateralized by ad valorem taxes, less debt service on these bonds and annual administrative and public service expenses. Through third quarter-end 2012, we have submitted and received approval for reimbursement of approximately $57,322,000 of infrastructure costs and have received reimbursements totaling $23,070,000. In first nine months 2012, we received $550,000 in reimbursements from the SID. At third quarter-end 2012, we have $34,252,000 in approved and pending reimbursements, excluding interest.

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

At third quarter-end 2012, we have $46,139,000 invested in the mixed-use development.

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies or estimates from those disclosed in our 2011 Annual Report on Form 10-K.

Recent Accounting Standards

Please read Note 2 to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Statistical and Other Data

A summary of our real estate projects in the entitlement process (a) at third quarter-end 2012 follows:

Project	County	Market	Project Acres (b)
California
Hidden Creek Estates	Los Angeles	Los Angeles	700
Terrace at Hidden Hills	Los Angeles	Los Angeles	30
Georgia
Ball Ground	Cherokee	Atlanta	500
Crossing	Coweta	Atlanta	230
Fincher Road	Cherokee	Atlanta	3,890
Fox Hall	Coweta	Atlanta	960
Garland Mountain	Cherokee/Bartow	Atlanta	350
Home Place	Coweta	Atlanta	1,510
Martin’s Bridge	Banks	Atlanta	970
Mill Creek	Coweta	Atlanta	770
Serenity	Carroll	Atlanta	440
Waleska	Cherokee	Atlanta	90
Wolf Creek	Carroll/Douglas	Atlanta	12,230
Yellow Creek	Cherokee	Atlanta	1,060
Texas
Lake Houston	Harris/Liberty	Houston	3,700
San Jacinto	Montgomery	Houston	150

Total			27,580

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

A summary of activity within our projects in the development process, which includes entitled (a), developed and under development real estate projects, at third quarter-end 2012 follows:

				Residential Lots (c)		Commercial Acres (d)
Project	County	Market	Interest Owned (b)	Lots Sold Since Inception	Lots Remaining	Acres Sold Since Inception	Acres Remaining (f)
Projects we own
California
San Joaquin River	Contra Costa/Sacramento	Oakland	100%	—	—	—	288
Colorado
Buffalo Highlands	Weld	Denver	100%	—	164	—	—
Johnstown Farms	Weld	Denver	100%	162	451	2	7
Pinery West	Douglas	Denver	100%	—	—	—	111
Stonebraker	Weld	Denver	100%	—	603	—	—
Texas
Arrowhead Ranch	Hays	Austin	100%	—	259	—	6
Bar C Ranch	Tarrant	Dallas/Fort Worth	100%	292	907	—	—
Barrington Kingwood	Harris	Houston	100%	35	145	—	—
Cibolo Canyons	Bexar	San Antonio	100%	713	762	68	82
Harbor Lakes	Hood	Dallas/Fort Worth	100%	203	246	2	19
Hunter’s Crossing	Bastrop	Austin	100%	390	100	38	71
La Conterra	Williamson	Austin	100%	103	397	—	58
Maxwell Creek	Collin	Dallas/Fort Worth	100%	781	218	10	—
Oak Creek Estates	Comal	San Antonio	100%	131	516	13	—
Stoney Creek	Dallas	Dallas/Fort Worth	100%	141	613	—	—
Summer Creek Ranch	Tarrant	Dallas/Fort Worth	100%	819	455	35	44
Summer Lakes	Fort Bend	Houston	100%	462	668	56	—
Summer Park (g)	Fort Bend	Houston	100%	—	210	27	63
The Colony	Bastrop	Austin	100%	432	717	22	31
The Preserve at Pecan Creek	Denton	Dallas/Fort Worth	100%	356	438	—	7
Village Park	Collin	Dallas/Fort Worth	100%	408	163	3	2
Village Park North	Collin	Dallas/Fort Worth	100%	75	114	—	—
Westside at Buttercup Creek	Williamson	Austin	100%	1,398	98	66	—
Other projects (10)	Various	Various	100%	2,493	171	211	19
Georgia
Seven Hills	Paulding	Atlanta	100%	646	441	26	113
The Villages at Burt Creek	Dawson	Atlanta	100%	—	1,715	—	57
Towne West	Bartow	Atlanta	100%	—	2,674	—	121
Other projects (17)	Various	Atlanta	100%	1,724	2,970	3	705
Florida
Other projects (3)	Various	Tampa	100%	708	137	—	—
Missouri and Utah
Other projects (2)	Various	Various	100%	477	77	—	—

				12,949	16,429	582	1,804

Projects in entities we consolidate
Texas
City Park	Harris	Houston	75%		1,201	110	50	115
Lantana	Denton	Dallas/Fort Worth	55	%(e)	911	1,381	—	—
Timber Creek	Collin	Dallas/Fort Worth	88%		—	614	—	—
Willow Creek	Walter/Fort Bend	Houston	90%		—	231	—	—
Other projects (3)	Various	Various	Various		7	202	16	148
Georgia
The Georgian	Paulding	Atlanta	75%		289	1,052	—	—

					2,408	3,590	66	263

Total owned and consolidated					15,357	20,019	648	2,067

Projects in ventures that we account for using the equity method
Texas
Entrada	Travis	Austin	50%		—	821	—	—
Fannin Farms West	Tarrant	Dallas/Fort Worth	50%		324	24	—	12
Harper’s Preserve	Montgomery	Houston	50%		153	1,572	—	72
Lantana	Denton	Dallas/Fort Worth	Various	(e)	1,451	81	16	42
Long Meadow Farms	Fort Bend	Houston	37%		967	828	107	192
Southern Trails	Brazoria	Houston	80%		553	430	—	—
Stonewall Estates	Bexar	San Antonio	50%		299	89	—	—
Other projects (1)	Nueces	Corpus Christi	50%		—	—	—	15

Total in ventures					3,747	3,845	123	333

Combined total					19,104	23,864	771	2,400

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
(e)

The Lantana project consists of a series of 25 partnerships in which our voting interests range from 25 percent to 55 percent. We account for three of these partnerships using the equity method and we consolidate the remaining partnerships.

(f)	Excludes acres associated with commercial and income producing properties.
(g)	Formerly Waterford Park.

A summary of our significant commercial and income producing properties at third quarter-end 2012 follows:

Project	County	Market	Interest Owned (a)	Type	Acres	Description
Radisson Hotel	Travis	Austin	100%	Hotel	2	413 guest rooms and suites
Las Brisas	Williamson	Austin	59%	Multifamily	30	414 unit luxury apartment
Promesa (b) (c)	Travis	Austin	100%	Multifamily	16	289 unit luxury apartment
Eleven(c)	Travis	Austin	25%	Multifamily	3	257 unit luxury apartment
360° (c)	Arapahoe	Denver	20%	Multifamily	4	304 unit luxury apartment

(a)	Interest owned reflects our total interest in the project, whether owned directly or indirectly.
(b)	Formerly marketed as Ridge at Ribelin Ranch.
(c)

A project is deemed under construction when off-site or on-site staging or construction activities have commenced. Some projects may require additional permits or authorizations prior to commencing certain activities.

Please see page 35 for information regarding the resort hotel, spa and golf development at Cibolo Canyons.

Mineral Interests Owned

A summary of our oil and natural gas mineral interests (a) owned at third quarter-end 2012 follows:

State	Unleased	Leased (b)	Held By Production (c)	Total (d)
	(Net acres)
Texas	201,000	25,000	26,000	252,000
Louisiana	120,000	12,000	12,000	144,000
Georgia	155,000	—	—	155,000
Alabama	40,000	—	—	40,000
California	1,000	—	—	1,000
Indiana	1,000	—	—	1,000

	518,000	37,000	38,000	593,000

(a)	Includes ventures.
(b)

Includes leases in primary lease term or for which a delay rental payment has been received. In the ordinary course of business, leases covering a significant portion of leased net mineral acres may expire from time to time in a single reporting period.

(c)	Acres being held by production are producing oil or natural gas in paying quantities.
(d)

Texas, Louisiana, California and Indiana net acres are calculated as the gross number of surface acres multiplied by our percentage ownership of the mineral interest. Georgia and Alabama net acres are calculated as the gross number of surface acres multiplied by our estimated percentage ownership of the mineral interest based on county sampling. Excludes 477 net mineral acres located in Colorado including 379 acres are leased and 29 acres are held by production.

A summary of our Texas and Louisiana mineral acres owned (a) by county or parish at third quarter-end 2012 follows:

Texas		Louisiana
County	Net Acres	Parish	Net Acres
Trinity	46,000	Beauregard	79,000
Angelina	42,000	Vernon	39,000
Houston	29,000	Calcasieu	17,000
Anderson	25,000	Allen	7,000
Cherokee	24,000	Rapides	1,000
Sabine	23,000	Other	1,000

Red River	14,000		144,000

Newton	13,000
San Augustine	13,000
Jasper	12,000
Other	11,000

	252,000

(a)	Includes ventures.

Mineral Interests Leased

A summary of our net mineral acres leased from others and net leased acres held by production principally as a result of our September 28, 2012 acquisition of Credo follows:

		Held By
State	Undeveloped	Production	Total
	(Net Acres)
Nebraska	53,000	2,000	55,000
Kansas	43,000	3,000	46,000
Oklahoma	—	17,000	17,000
North Dakota	4,000	2,000	6,000
Texas	1,000	2,000	3,000
Other (a)	5,000	10,000	15,000

	106,000	36,000	142,000

(a)	Includes approximately 8,000 net acres of overriding royalty interests.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our interest rate risk is principally related to our variable-rate debt. Interest rate changes impact earnings due to the resulting increase or decrease in the cost of our variable-rate debt, which is $273,220,000 at third quarter-end 2012 and $191,656,000 at year-end 2011.

The following table illustrates the estimated effect on our pre-tax income of immediate, parallel, and sustained shifts in interest rates for the next 12 months on our variable-rate debt at third quarter-end 2012, with comparative year-end 2011 information. This estimate assumes that debt reductions from contractual payments will be replaced with short-term, variable-rate debt; however, that may not be the financing alternative we choose.

Change in Interest Rates	Third Quarter-End 2012	Year-End 2011
	(In thousands)
+2%	$(5,821)	$(3,296)
+1%	(2,732)	(1,917)
-1%	2,732	1,917
-2%	5,464	3,833

Foreign Currency Risk

We have no exposure to foreign currency fluctuations.

Commodity Price Risk

In third quarter 2012, we had no derivative or hedging contracts.

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

(b) Changes in Internal Control over Financial Reporting

Except as described below, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In connection with our definitive agreement to acquire Credo, four purported class action lawsuits and one lawsuit that seeks certification as a class action have been filed against Credo, its board of directors and us. These actions generally allege that Credo and its board of directors breached fiduciary duties to Credo stockholders with respect to the transaction. The five actions also allege that we aided and abetted the alleged breaches. The plaintiffs’ allegations include that the consideration paid to acquire Credo is inadequate. Two of the five cases were voluntarily dismissed. On September 14, 2012, parties to the Delaware actions entered into a memorandum of understanding (MOU) to settle those actions. The MOU is contingent on confirmatory discovery and court approval of the settlement. The MOU provides that in consideration of supplemental disclosures filed by Credo with the SEC on September 14, 2012, the final settlement will include a release of all asserted claims. The MOU does not include one case pending in Colorado, but the settlement, if approved by the Delaware Court of Chancery, would release the claims asserted in the Colorado action. We believe that the claims in all cases are without merit and intend to defend the actions vigorously.

Credo has filed a lawsuit for declaratory judgment regarding its contract rights under two agreements with a third party that in the aggregate involve five to ten percent of Credo’s participating interest in most of its leases in North Dakota. The third party has asserted certain counterclaims. We believe that the counterclaims are without merit and intend to defend them vigorously.

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

Item 1A. Risk Factors

There are no material changes from the risk factors disclosed in our 2011 Annual Report on Form 10-K, other than the addition of the following risk factors.

We may be unable to realize the expected benefits of acquiring CREDO Petroleum Corporation (Credo), and the Credo acquisition may adversely affect our business, financial condition or results of operations.

The success of the Credo acquisition will depend, in part, on our ability to achieve the synergies and value creation from combining our existing business with that of Credo. It will also depend, in part, on our ability to promptly and effectively integrate Credo’s operations into our existing operations and integrate Credo’s employees into our Company. The integration of Credo’s business may result in unforeseen expenses. In addition, our increased indebtedness and higher debt-to-equity ratio following the Credo acquisition may have the effect, among other things, of reducing our flexibility to respond to changing business or economic conditions and will increase interest costs. In addition, it is possible that, in connection with the Credo acquisition, our capital expenditures could be higher than we anticipated and that we may not realize the expected benefits of such capital expenditures. Credo’s leased acreage is subject to expiration in the ordinary course of business and as a result the gross and net acres acquired could decrease materially in subsequent reporting periods if delay rentals are not paid or if the acreage is not held by production. As a result of the Credo acquisition, based on the preliminary purchase price allocation, we recorded goodwill and other intangibles of approximately $55,954,000. If we are unable to successfully integrate the Credo operations, there can be no assurance that such changes would not materially impact the carrying value of our goodwill.

Our operations are subject to the numerous risks of oil and gas drilling and production activities.

Our oil and gas drilling and production activities are subject to numerous risks, many of which are beyond our control. These risks include the risk of fire, explosions, blow-outs, pipe failure, abnormally pressured formations and environmental hazards. Environmental hazards include oil spills, gas leaks, ruptures, discharges of toxic gases, underground migration and surface spills or mishandling of any toxic fracture fluids, including chemical additives. In addition, title problems, weather conditions and mechanical difficulties or shortages or delays in delivery of drilling rigs and other equipment could negatively affect our operations. If any of these or other similar industry operating risks occur, we could have substantial losses. Substantial losses also may result from injury or loss of life, severe damage to or destruction of property, clean-up responsibilities, environmental damage, regulatory investigation and penalties and suspension of operations. In accordance with industry practice, we maintain insurance against some, but not all, of the risks described above. We cannot assure you that our insurance will be adequate to cover losses or liabilities. Also, we cannot predict the continued availability of insurance at premium levels that justify its purchase.

We may not find any commercially productive oil and gas reservoirs.

There is no assurance that new wells we drill will be productive or that we will recover all or any portion of our capital investment in the wells. In addition, drilling for oil and gas may be unprofitable. Wells that are productive but do not produce sufficient net revenues after drilling, operating and other costs are unprofitable.

Expenditures related to drilling activities could lead to higher levels of indebtedness.

We expect increasing drilling expenditures that we plan to pay for with cash flow from operations and borrowings under our senior secured credit facility. We cannot assure you that we will have sufficient capital resources in the future to finance all of our planned drilling expenditures. If cash flows from operations decrease for any reason, our ability to undertake exploration and development activities could be adversely affected and we may have to borrow additional capital under our credit facility to finance such activities. Such borrowings, if available, could lead to higher levels of indebtedness, limiting our financial and operating flexibility and limiting our ability to comply with the debt covenants under our credit facility.

The lack of availability or high cost of drilling rigs, equipment, supplies, personnel and oil field services could adversely affect our ability to execute our exploitation and development plans on a timely basis and within our budget.

From time to time, there are shortages of drilling rigs, equipment, supplies, oil field services or qualified personnel. During these periods, the costs and delivery times of rigs, equipment and supplies are substantially greater. In addition, the demand for, and wage rates of, qualified drilling rig crews rise as the number of active rigs in service increases. During times and in areas of increased activity, the demand for oilfield services will also likely rise, and the costs of these services will likely increase, while the quality of these services may suffer. If the lack of availability or high cost of drilling rigs, equipment, supplies, oil field services or qualified personnel were particularly severe in any of our areas of operation, we could be materially and adversely affected. Delays could also have an adverse effect on our results of operations, including the timing of the initiation of production from new wells.

Our drilling operations may be curtailed, delayed or cancelled as a result of a variety of factors that are beyond our control.

Our drilling operations are subject to a number of risks, including:

•	unexpected drilling conditions;

•	facility or equipment failure or accidents;

•	adverse weather conditions;

•	title problems;

•	unusual or unexpected geological formations;

•	fires, blowouts and explosions; and

•	uncontrollable flows of oil or gas or well fluids.

The occurrence of any of these events could adversely affect our ability to conduct operations or cause substantial losses, including personal injury or loss of life, damage to or destruction of property, natural resources and equipment, pollution or other environmental contamination, loss of wells, regulatory penalties, suspension of operations, and attorney’s fees and other expenses incurred in the prosecution or defense of litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (a)

Period	Total Number of Shares Purchased (b)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
Month 1 (7/1/2012 — 7/31/2012)	—	$—	—	5,092,305
Month 2 (8/1/2012 — 8/31/2012)	—	$—	—	5,092,305
Month 3 (9/1/2012 — 9/30/2012)	1,117	$18.05	—	5,092,305

Total	1,117	$18.05	—

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10.1	Second Amended and Restated Revolving and Term Credit Agreement dated September 14, 2012, by and among the Company; Forestar (USA) Real Estate Group Inc. and certain of its wholly-owned subsidiaries signatory thereto; KeyBank National Association, as lender, swing line lender and agent, the lenders party thereto; and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2012).

10.2	Consulting Agreement, dated effective as of October 1, 2012, by and between Forestar (USA) Real Estate Group Inc. and Craig A. Knight.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following materials from Forestar’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORESTAR GROUP INC.

Date: November 9, 2012	By:	/s/ Christopher L. Nines
Christopher L. Nines
Chief Financial Officer

By:	/s/ Charles D. Jehl
Charles D. Jehl
Chief Accounting Officer