Form 10-K
period 2012-12-31
Forestar Group Inc.
filed 2013-03-14
CIK 1406587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing sales price of the Common Stock on the New York Stock Exchange on June 30, 2012, was approximately $318 million. For purposes of this computation, all officers, directors, and ten percent beneficial owners of the registrant (as indicated in Item 12) are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or ten percent beneficial owners are, in fact, affiliates of the registrant.

As of March 11, 2013, there were 34,621,448 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the Company’s definitive proxy statement for the 2013 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.	Business

Overview

Forestar Group Inc. is a real estate and natural resources company. We own directly or through ventures almost 136,000 acres of real estate located in 10 states and 14 markets. We have over 750,000 net acres of oil and natural gas mineral interests, consisting of fee ownership and leasehold interests located in eight oil and natural gas basins and 14 states in the continental U.S. We have about 121,000 acres of timber, primarily in Georgia, and about 17,000 acres of timber under lease. In 2012, we had revenues of $173 million and net income of $13 million. Unless the context otherwise requires, references to “we,” “us,” “our” and “Forestar” mean Forestar Group Inc. and its consolidated subsidiaries. Unless otherwise indicated, information is presented as of December 31, 2012, and references to acreage owned include all acres owned by ventures regardless of our ownership interest in a venture.

Strategic Acquisition

On September 28, 2012, we acquired 100 percent of the outstanding common stock of CREDO Petroleum Corporation (Credo) in an all cash transaction for $14.50 per share, representing an equity purchase price of approximately $146.4 million. In addition, we paid in full $8.8 million of Credo’s outstanding debt. Credo is an independent oil and natural gas exploration, development and production company based in Denver, Colorado. The acquired assets include leasehold interests in the Bakken and Three Forks formations of North Dakota, the Lansing – Kansas City formation in Kansas and Nebraska, and the Tonkawa and Cleveland formations in Texas.

We manage our operations through three business segments:

•	Real estate,

•	Mineral resources, and

•	Fiber resources.

A summary of significant business segment assets at year-end 2012 follows:

Our real estate segment provided 70 percent of our 2012 consolidated revenues. We secure entitlements and develop infrastructure, primarily for single-family residential and mixed-use communities. We own about 100,000 acres in a broad area around Atlanta, Georgia, with the balance located primarily in Texas. We invest in projects principally in our strategic growth corridors, regions across the southern half of the United States that possess key demographic and growth characteristics that we believe make them attractive for long-term real estate investment. We also develop and own directly or through ventures, multifamily communities as income producing properties, primarily in our target markets. Once these multifamily communities reach stabilization, we expect to market the properties for sale.

We have 15 real estate projects representing about 26,000 acres in the entitlement process, principally in Georgia. We also have about 74 entitled, developed or under development projects in seven states and 11 markets encompassing almost 15,000 remaining acres, comprised of land planned for about 24,000 residential lots and about 2,400 commercial acres. We own and manage projects both directly and through ventures. We sell land at any point within the value chain when additional time required for entitlement or investment in development will not meet our return criteria. In 2012, we sold over 9,300 acres of undeveloped land through our retail land sales program at an average price of about $2,100 per acre.

Our mineral resources segment provided 26 percent of our 2012 consolidated revenues. We promote the exploitation, exploration and development of oil and natural gas on our 590,000 net mineral acres owned and may participate in working interests or drill as an operator. The four principal areas of ownership are Texas, Louisiana, Alabama and Georgia. The majority of our revenues are from oil and natural gas royalties from over 542 gross productive wells operated by third parties in Texas and Louisiana and lease bonus payments received. Historically, these operations require low capital investment and are low risk. In addition, we have approximately 162,000 net mineral acres leased from others and overriding royalty interests associated with our 2012 acquisition of Credo, of which 37,000 acres are held by production at year-end 2012. The principal areas of operations of our leasehold interests are in Nebraska, Kansas, Oklahoma, North Dakota and Texas and include 394 gross oil and natural gas wells with working interest ownership of which we operate approximately 136 wells.

Our fiber resources segment provided 4 percent of our 2012 consolidated revenues. We sell wood fiber from our land, primarily in Georgia, and lease land for recreational uses. We have about 121,000 acres of timber we own directly or through ventures and about 17,000 acres of timber under lease.

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

Our results of operations, including information regarding our business segments, are discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Item 8, Financial Statements and Supplementary Data.

Strategy

Our strategy is:

•	Recognizing and responsibly delivering the greatest value from every acre; and

•	Growing through strategic and disciplined investments.

We are focused on delivering the greatest real estate value from every acre through the entitlement and development of strategically-located residential and mixed-use communities. We secure entitlements by delivering thoughtful plans and balanced solutions that meet the needs of the communities where we operate. Moving land through the entitlement and development process creates significant real estate value. Residential development activities target lot sales to national and regional home builders who build quality products and have strong and effective marketing and sales programs. The lots we deliver in the majority of our communities are for mid-priced homes, predominantly in the first and second move-up categories. We also actively market and sell undeveloped land through our retail sales program. We develop multifamily commercial tracts ourselves as a merchant builder or we may venture with capital partners for the construction, operation, and sale of income producing properties.

We seek to maximize value from our owned oil and natural gas mineral interests through promoting leasing, exploration and production activity by increasing the acreage leased, lease rates, royalty interests, negotiating additional interests in production and by entering into seismic exploration agreements and joint ventures. In addition, we lease mineral interests for exploration and production and participate in working interests or drill as an operator on both our owned and leased mineral interests. We realize value from our undeveloped land by selling fiber and by managing it for future real estate development and conservation uses. We also generate cash flow and earnings through recreational leases.

We are committed to disciplined investment in our business. Approximately 61 of our real estate projects were acquired in the open market, with the remainder coming from entitlement efforts associated with our low basis lands principally located in and around Atlanta, Georgia. Our mineral interest investments are typically in conventional and unconventional oil and liquid-rich plays.

Our portfolio of assets in combination with our strategy, management expertise, stewardship and reinvestment in our business, position Forestar to maximize and grow long-term value for shareholders.

2012 Strategic Initiatives

In 2012, we announced Triple in FOR, new strategic initiatives designed to further enhance shareholder value by:

•	Accelerating value realization of our real estate and natural resources by increasing total residential lot sales, oil and natural gas production, and total segment EBITDA.

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

2012 Highlights

Real Estate

•	Sold 1,365 developed residential lots, a 22% increase compared with 2011

•	Nearly 1,340 lots under option contracts at year-end

•	Generated $18.4 million in gross profit from residential lot sales, including our share of venture activity, up 60% compared with 2011

•	Acquired entire interest in 17 residential and mixed-use real estate projects from the CL Realty and TEMCO ventures for a net investment of approximately $23.5 million

•	Sold over 9,300 acres of undeveloped land for about $19 million through our retail sales program

•	Sold two stabilized multifamily communities, Broadstone Memorial and Las Brisas, generating nearly $40 million in cash flow

•	Completed construction of Promesa, a 289-unit multifamily community in Austin, Texas

•	Initiated construction of two new multifamily venture properties, with locations in Austin and Denver

Mineral Resources

•	Oil production increased over 144% compared with 2011

•	Year-end 2012 proven reserves were 5.6 million barrels of oil equivalent (BOE), up 87% compared with 2011, principally due to the acquisition of Credo, which accounted for 3.7 million BOE

•	Nearly 30 additional oil and natural gas wells completed; 936 total producing gross wells at year-end 2012

•	Over 8,900 net mineral acres leased to third party exploration and production companies

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

We have real estate in 10 states and 14 markets encompassing almost 136,000 acres, including about 100,000 acres located in a broad area around Atlanta, Georgia, with the balance located primarily in Texas. Our development projects are principally located in the major markets of Texas.

Our strategy for creating value in our real estate segment is to move acres up the value chain by moving land located in growth corridors but not yet entitled, through the entitlement process, and into development. The chart below depicts our real estate value chain:

We have approximately 95,000 undeveloped acres located in the path of population growth. As markets grow and mature, we intend to secure the necessary entitlements, the timing for which varies depending upon the size, location, use and complexity of a project. We have over 26,000 acres in the entitlement process, which includes obtaining zoning and access to water, sewer and roads. Additional entitlements, such as flexible land use provisions, annexation, and the creation of local financing districts generate additional value for our business and may provide us the right to reimbursement of major infrastructure costs. We have almost 15,000 acres entitled, developed and under development, comprised of land planned for about 24,000 residential lots and about 2,400 commercial acres. We use return criteria, which include return on cost, internal rate of return, and cash multiples, when determining whether to invest initially or make additional investment in a project. When investment in development meets our return criteria, we will initiate the development process with subsequent sale of lots to homebuilders or, for commercial tracts, internal development, sale to or venture with commercial developers. We sell land at any point within the value chain when additional time required for entitlement or investment in development will not meet our return criteria. In 2012, we sold over 9,300 acres of undeveloped land through our retail land sales program at an average price of about $2,100 per acre.

A summary of our real estate projects in the entitlement process(a) at year-end 2012 follows:

Project	County	Project Acres(b)
California
Hidden Creek Estates	Los Angeles	700
Terrace at Hidden Hills	Los Angeles	30
Georgia
Ball Ground	Cherokee	500
Crossing	Coweta	230
Fincher Road	Cherokee	3,890
Fox Hall	Coweta	960
Garland Mountain	Cherokee/Bartow	350
Martin’s Bridge	Banks	970
Mill Creek	Coweta	770
Serenity	Carroll	440
Waleska	Cherokee	90
Wolf Creek	Carroll/Douglas	12,230
Yellow Creek	Cherokee	1,060
Texas
Lake Houston	Harris/Liberty	3,700
San Jacinto	Montgomery	150

Total		26,070

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

We develop lots for single-family homes and develop multifamily properties as a merchant builder on our commercial tracts or other developed sites we may purchase. In addition, we sell commercial tracts that are substantially ready for construction of buildings for retail, office, industrial or other commercial uses. We sell residential lots primarily to national and regional homebuilders and, to a lesser extent, local homebuilders. We have 74 entitled, developed or under development projects in seven states and 11 markets, principally in the major markets of Texas, encompassing almost 15,000 remaining acres, comprised of land planned for about 24,000 residential lots and about 2,400 commercial acres. We focus our lot sales on the first and second move-up primary housing categories. First and second move-up segments are homes priced above entry-level products yet below the high-end and custom home segments. As a multifamily merchant builder, we develop and own directly or through ventures multifamily communities as income producing properties, primarily in our target markets. Once these multifamily communities reach stabilization, we expect to market the properties for sale. We also actively market and sell undeveloped land through our retail sales program.

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

Cibolo Canyons is a significant mixed-use project in the San Antonio market area. Cibolo Canyons includes 2,100 acres planned to include approximately 1,475 residential lots, of which 734 have been sold as of year-end 2012 at an average price of $67,000 per lot. The residential component is planned to include not only traditional single-family homes but also an active adult section and condominiums. The commercial component is planned to include about 150 acres designated for multifamily and retail uses, of which 96 acres have been sold as of year-end 2012. Located at Cibolo Canyons is the JW Marriott® San Antonio Hill Country Resort & Spa, a 1,002 room destination resort and two PGA Tour® Tournament Players Club® (TPC) golf courses designed by Pete Dye and Greg Norman. The resort hotel began operations in January 2010. We have the right to receive from a legislatively created special improvement district (SID) nine percent of hotel occupancy revenues and 1.5 percent of other resort sales revenues collected as taxes by the SID through 2034 and to reimbursement of certain infrastructure costs related to the mixed-use development.

A summary of activity within our projects in the development process, which includes entitled(a), developed and under development single-family and mixed-use projects, at year-end 2012 follows:

			Residential Lots(c)		Commercial Acres(d)
Project	County	Interest Owned(b)	Lots Sold Since Inception	Lots Remaining	Acres Sold Since Inception	Acres Remaining(f)
Projects we own
California
San Joaquin River	Contra Costa/Sacramento	100%	—	—	—	288
Colorado
Buffalo Highlands	Weld	100%	—	164	—	—
Johnstown Farms	Weld	100%	170	443	2	7
Pinery West	Douglas	100%	—	—	—	111
Stonebraker	Weld	100%	—	603	—	—
Texas
Arrowhead Ranch	Hays	100%	—	259	—	6
Bar C Ranch	Tarrant	100%	292	907	—	—
Barrington Kingwood	Harris	100%	48	132	—	—
Cibolo Canyons	Bexar	100%	734	741	96	54
Harbor Lakes	Hood	100%	203	246	2	19
Hunter’s Crossing	Bastrop	100%	397	93	38	71
Lakes of Prosper	Collin	100%	—	285	—	—
La Conterra	Williamson	100%	120	380	—	58
Maxwell Creek	Collin	100%	808	191	10	—
Oak Creek Estates	Comal	100%	131	516	13	—
Stoney Creek	Dallas	100%	144	610	—	—
Summer Creek Ranch	Tarrant	100%	820	454	35	44
Summer Lakes	Fort Bend	100%	473	657	56	—
Summer Park(g)	Fort Bend	100%	—	210	27	63
The Colony	Bastrop	100%	438	711	22	31
The Preserve at Pecan Creek	Denton	100%	370	424	—	7
Village Park	Collin	100%	504	256	3	2
Westside at Buttercup Creek	Williamson	100%	1,413	83	66	—
Other projects (11)	Various	100%	2,493	171	227	38
Georgia
Seven Hills	Paulding	100%	653	434	26	113
Villages of Burt Creek	Dawson	100%	—	1,715	—	57
Towne West	Bartow	100%	—	2,674	—	121
Other projects (18)	Various	100%	1,729	3,040	3	705
Florida
Other projects (3)	Various	100%	708	137	—	—
Missouri and Utah
Other projects (2)	Various	100%	499	55	—	—

			13,147	16,591	626	1,795

Projects in entities we consolidate
Texas
City Park	Harris	75%	1,210	101	50	115
Lantana	Denton	55%(e)	957	1,291	—	12
Timber Creek	Collin	88%	—	614	—	—
Willow Creek	Walter/Fort Bend	90%	—	231	—	—
Other projects (2)	Various	Various	7	202	—	129
Georgia
The Georgian	Paulding	75%	289	1,052	—	—

			2,463	3,491	50	256

Total owned and consolidated			15,610	20,082	676	2,051

Projects in ventures that we account for using the equity method
Texas
Entrada	Travis	50%	—	821	—	—
Fannin Farms West	Tarrant	50%	324	24	—	12
Harper’s Preserve	Montgomery	50%	202	1,523	—	72
Lantana	Denton	Various(e)	1,470	62	16	42
Long Meadow Farms	Fort Bend	37%	1,003	796	119	180
Southern Trails	Brazoria	80%	576	407	—	—
Stonewall Estates	Bexar	50%	305	83	—	—
Other projects (1)	Nueces	50%	—	—	—	15

Total in ventures			3,880	3,716	135	321

Combined Total			19,490	23,798	811	2,372

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

(e)

The Lantana project consists of a series of 26 partnerships in which our voting interests range from 25 percent to 55 percent. We account for three of these partnerships using the equity method and we consolidate the remaining partnerships.

(f)	Excludes acres associated with commercial and income producing properties.

(g)	Formerly Waterford Park.

A summary of our significant commercial and income producing properties at year-end 2012 follows:

Project	County	Market	Interest Owned(a)	Type	Acres	Description
Radisson Hotel	Travis	Austin	100%	Hotel	2	413 guest rooms and suites
Promesa	Travis	Austin	100%	Multifamily	16	289 unit luxury apartment
Eleven(b)	Travis	Austin	25%	Multifamily	3	257 unit luxury apartment
360[o] (b)	Arapahoe	Denver	20%	Multifamily	4	304 unit luxury apartment

(a)	Interest owned reflects our net equity interest in the project, whether owned directly or indirectly.

(b)	Construction in progress.

Our net investment in owned and consolidated real estate by geographic location follows:

State	Entitled, Developed, and Under Development Projects	Undeveloped Land and Land in Entitlement	Income Producing Properties	Total
	(In thousands)
Texas	$301,879	$9,385	$55,259	$366,523
Georgia	23,467	56,622	—	80,089
Colorado	21,290	—	—	21,290
California	8,915	15,362	—	24,277
Tennessee	—	—	11,422	11,422
North Carolina	—	—	5,954	5,954
Other	6,276	1,319	—	7,595

Total	$361,827	$82,688	$72,635	$517,150

Over 70% of our net investment in real estate is in the major markets of Texas.

Markets

Current U.S. single-family residential market conditions are showing signs of stability with improvement in various markets; however, high unemployment rates, difficult financing environment for purchasers and competition from foreclosure inventory continue to negatively influence housing markets. It is difficult to predict when and at what rate these broader negative conditions will improve. Declining finished lot inventories and lack of real estate development is increasing demand for our developed lots, principally in the Texas markets. Multifamily market conditions continue to be strong, with many markets experiencing healthy occupancy levels and positive rent growth. This improvement has been driven primarily by limited new construction activity, reduced single-family mortgage credit availability, and the increased propensity to rent among the 18 to 34 year old demographic of the U.S. population.

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

Our ten strategic growth corridors encompass 164,000 square miles, or approximately 4.6 percent of the total land area in the U.S. According to 2010 census data, 91.7 million people, 30 percent of the U.S. total, reside in these corridors. The population density in these growth corridors is over six times the national average and is projected to grow to over 10 times the national average between 2010 and 2040. During that time, the corridors are projected to garner approximately 49 percent of the nation’s population growth and 40 percent of total employment growth. Estimated housing demand from these ten growth corridors from 2010 to 2040 exceeds 24 million new homes.

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

Mineral Resources

We typically lease our mineral interests owned to third parties for the exploration and production of oil and natural gas, principally in Texas and Louisiana. When we lease our mineral interests, we may negotiate a lease bonus payment and retain a royalty interest and may take an additional participation in production, including a working interest. Working interests refer to well interests in which we pay a share of the costs to drill, complete and operate a well and receive a proportionate share of the production revenues.

On September 28, 2012, we acquired 100 percent of the outstanding common stock of Credo in an all cash transaction for $14.50 per share, representing an equity purchase price of approximately $146.4 million. In addition, we paid in full $8.8 million of Credo’s outstanding debt. Credo is an independent oil and natural gas exploration, development and production company based in Denver, Colorado. The acquired assets include leasehold interests in the Bakken and Three Forks formations of North Dakota, the Lansing – Kansas City formation in Kansas and Nebraska, and the Tonkawa and Cleveland formations in Texas.

Products

Mineral Interests Owned

We own mineral interests beneath approximately 590,000 net acres located in the United States, principally in Texas, Louisiana, Georgia and Alabama. Our minerals revenue is primarily from oil and natural gas royalty interests, lease bonus payments and delay rentals received, working interests and other related activities. We engage in leasing certain portions of these mineral interests to third parties for the exploration and production of oil and natural gas, and we are increasingly leveraging our mineral interests to participate in wells drilled on or near our mineral acreage.

Our strategy for maximizing value from our owned mineral interests is to move acres up the minerals value chain by increasing the net acreage leased, the lease bonus amount per acre and the size of retained royalty interests. Additionally, we may participate in working interests in the drilling, completion and production of oil and natural gas on or nearby our mineral interests. The chart below depicts our owned minerals value chain.

At year-end 2012, of our 590,000 net acres of owned mineral interests, about 522,000 net acres are available for lease. We have about 68,000 net acres leased for oil and natural gas exploration activities, of which about 39,000 net acres are held by production from over 542 gross oil and natural gas royalty wells that are operated by others, in which we have working interest ownership in nine of these wells.

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

Alabama & Georgia

We have about 40,000 net mineral acres in Alabama and about 152,000 net mineral acres in Georgia. These areas have historically had very little oil and natural gas exploration activity.

A summary of our net mineral acres(a) owned at year-end 2012 follows:

State	Unleased	Leased(b)	Held By Production(c)	Total(d)
Texas	213,000	12,000	27,000	252,000
Louisiana	115,000	17,000	12,000	144,000
Georgia	152,000	—	—	152,000
Alabama	40,000	—	—	40,000
California	1,000	—	—	1,000
Indiana	1,000	—	—	1,000

	522,000	29,000	39,000	590,000

(a)	Includes ventures.

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

A summary of our Texas and Louisiana net mineral acres owned (a) by county or parish at year-end 2012 follows:

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

We engage in leasing certain portions of our owned mineral interests to third parties for the exploration and production of oil and natural gas. Leasing mineral acres for exploration and production can create significant value because we may negotiate a lease bonus payment and retain a royalty interest in all revenues generated by the lessee from oil and natural gas production. The significant terms of these arrangements include granting the exploration company the rights to oil or natural gas it may find and requiring that drilling be commenced within a specified period. In return, we may receive an initial payment (bonus), subsequent payments if drilling has not started within the specified period (delay rentals), and a percentage interest in the value of any oil or natural gas produced (royalties). If no oil or natural gas is produced during the required period, all rights are returned to us. Historically, our capital requirements for our owned mineral acres have been minimal and primarily consist of acquisition costs allocated to mineral interests and administrative costs.

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

Most leases are for a three to five year term although a portion or all of a lease may be extended by the lessee as long as actual production is occurring. Financial terms vary based on a number of market factors including the location of the mineral interest, the number of acres subject to the agreement, our mineral interest, proximity to transportation facilities such as pipelines, depth of formations to be drilled and risk.

Mineral Interests Leased

At year-end 2012, we have approximately 162,000 net mineral acres leased from others and overriding royalty interests associated with our acquisition of Credo. Credo’s operations principally are in Nebraska, Kansas, Oklahoma, North Dakota and Texas. These operations include nearly 37,000 net acres held by production and 394 gross oil and natural gas wells with working interest ownership, of which 136 are operated by us. In addition, we have approximately 15,000 net mineral acres leased from others in Georgia, Alabama and Texas not related to our acquisition of Credo.

Our principal areas of net mineral interests leased as a result of our acquisition of Credo follow:

Nebraska and Kansas

We have about 122,000 net mineral acres in this area. Kansas acreage is located on or near the Central Kansas Uplift and in the western Kansas counties of Logan, Lane, Thomas and Gove. The Nebraska acreage is located in the southwest portion of Nebraska in the counties of Dundee, Red Willow and Hitchcock. We currently own interests in 73 gross producing wells with an average working interest of 44.8 percent.

Oklahoma

We have about 17,000 net mineral acres primarily located on the northern shelf of the Anadarko Basin of Oklahoma, where we own interests in approximately 184 gross producing wells with an average working interest of 30.7 percent. All of this acreage is currently held by production.

North Dakota

We have about 6,000 net acres in or near the core of the Bakken and Three Forks play. Most of the acreage is located on the Fort Berthold Indian Reservation, south and west of the Parshall Field. We own interests in 35 gross producing oil wells with an average working interest of 8.3 percent. Where a well has been drilled on a spacing unit, in most cases we expect additional development wells to be drilled on those spacing units in the future.

Texas

We have about 3,000 net mineral acres primarily in Hemphill, Tyler and Fayette counties. We own interests in 34 gross producing wells. These wells have an average working interest of 21.9 percent.

A summary of our net mineral acres leased from others as a result of our acquisition of Credo as of year-end 2012 follows:

State	Undeveloped	Held By Production	Total(b)
Nebraska	77,000	2,000	79,000
Kansas	40,000	3,000	43,000
Oklahoma	—	17,000	17,000
North Dakota	4,000	2,000	6,000
Texas	1,000	2,000	3,000
Other(a)	3,000	11,000	14,000

	125,000	37,000	162,000

(a)	Includes approximately 8,400 net acres of overriding royalty interests.

(b)	Excludes approximately 15,000 net acres leased in Georgia, Alabama and Texas not related to our acquisition of Credo.

Most leases are for a three to five year term although a portion or all of a lease may be extended as long as production is occurring. Financial terms vary based on a number of factors including the location of the leasehold interest, the number of acres subject to the agreement, proximity to transportation facilities such as pipelines, depth of formations to be drilled and risk.

Water Interests

We have water interests in about 1.5 million acres which includes a 45 percent nonparticipating royalty interest in groundwater produced or withdrawn for commercial purposes or sold from approximately 1.4 million acres in Texas, Louisiana, Georgia and Alabama, and about 20,000 acres of ground water leases in central Texas. We have not received significant revenues or earnings from these interests.

Proved Reserves

Our net proved oil and natural gas reserves as of year-end 2012, 2011 and 2010 set forth in the table below, all of which are located in the United States, are based on the reserve report prepared by Netherland, Sewell & Associates, Inc. (NSAI), a petroleum engineering firm, in accordance with the definitions and guidelines of the Securities and Exchange Commission (SEC).

Net quantities of proved oil and natural gas reserves, principally located in the Nebraska, Kansas, North Dakota, East Texas, Gulf Coast and Fort Worth Basins, related to our royalty and working interests follow (excludes Credo reserves for year-end 2011 and 2010):

	Net Reserves
	Oil (Barrels)	Natural Gas (Mcf)
	(In thousands)
Consolidated entities:
Proved developed	2,416	10,448
Proved undeveloped	804	1,274

Year-end 2012	3,220	11,722
Year-end 2011	1,064	8,203
Year-end 2010	609	6,659
Our share of ventures accounted for using the equity method:
Proved developed	—	2,572
Proved undeveloped	—	—

Year-end 2012	—	2,572
Year-end 2011	—	3,283
Year-end 2010	—	3,871
Total consolidated and our share of equity method ventures:
Proved developed	2,416	13,020
Proved undeveloped	804	1,274

Year-end 2012	3,220	14,294
Year-end 2011(a)	1,064	11,486
Year-end 2010(a)	609	10,530

(a)	In 2011 and 2010, consolidated entities and equity method ventures did not include any proved undeveloped reserves. In 2012, proved undeveloped reserves are a result of our acquisition of Credo.

The following summarizes the changes in proved reserves for 2012:

	Net Reserves
	Oil (Barrels)	Natural Gas (Mcf)
	(In thousands)
Consolidated entities:
Year-end 2011	1,064	8,203
Revisions of previous estimates	45	(2,163)
Extensions and discoveries	86	241
Acquisitions	2,396	7,109
Production	(371)	(1,668)

Year-end 2012	3,220	11,722
Our share of ventures accounted for using the equity method:
Year-end 2011	—	3,283
Revisions of previous estimates	—	(390)
Extensions and discoveries	—	—
Production	—	(321)

Year-end 2012	—	2,572
Total consolidated and our share of equity method ventures:
Year-end 2012	3,220	14,294

We do not have any estimated reserves of synthetic oil, synthetic natural gas or products of other non-renewable natural resources that are intended to be upgraded into synthetic oil and natural gas.

Reserve estimates were based on the economic and operating conditions existing at year-end 2012, 2011 and 2010. For 2012, 2011 and 2010, oil prices are based on a twelve month average spot price of $94.71, $92.71 and $75.96 per barrel of West Texas Intermediate Crude and natural gas prices are based on a twelve month average price of $2.76, $4.12 and $4.38 per MMBTU per the Henry Hub spot market. All prices were adjusted for quality, transportation fees and regional price differentials. Since the determination and valuation of proved reserves is a function of the interpretation of engineering and geologic data and prices for oil and natural gas and the cost to produce these reserves, the reserves presented should be expected to change as future information becomes available. For an estimate of the standardized measure of discounted future net cash flows from proved oil and natural gas reserves, please read Note 20 — Supplemental Oil and Gas Disclosures (Unaudited) to our consolidated financial statements included in this Annual Report on Form 10-K.

In 2012, decreases in gas prices accounted for about 800,000 Mcf of downward revisions in natural gas reserves for our consolidated entities and about 330,000 Mcf of downward revisions for our equity method ventures. The remaining downward revisions in natural gas reserves for our consolidated entities were attributable to adverse performance from reducing the total fluid withdrawal in a natural water drive reservoir, adverse performance from increasing total fluid withdrawal rate in another natural water drive reservoir, from unfavorable performance from newer wells in over-pressured reservoirs that are exhibiting pressure-dependent permeability reductions, and generally due to higher operating pressures adversely affecting natural gas well performances in a higher back-pressure environment.

The process of estimating oil and natural gas reserves is complex, involving decisions and assumptions in evaluating the available geological, geophysical, engineering and economic data. Accordingly, these estimates are imprecise. Actual future production, oil and natural gas prices, capital costs, operating costs, revenues, taxes and quantities of recoverable oil and natural gas reserves might vary from those estimated. Any variance could materially affect the estimated quantities and present value of proved reserves. In addition, estimates of proved reserves may be adjusted to reflect production history, development, prevailing oil and natural gas prices and other factors, many of which are beyond our control.

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

Production

Oil and natural gas produced and average unit prices related to our royalty and working interests follows:

	For the Year
	2012	2011	2010
Consolidated entities:
Oil production (barrels)	371,300	151,900	115,400
Average price per barrel	$85.09	$96.84	$73.09
Natural gas production (millions of cubic feet)	1,667.7	1,128.6	1,223.6
Average price per thousand cubic feet	$2.76	$4.01	$4.32
Our share of ventures accounted for using the equity method:
Natural gas production (millions of cubic feet)	321.3	493.4	572.8
Average price per thousand cubic feet	$2.40	$3.81	$4.12
Total consolidated and our share of equity method ventures:
Oil production (barrels)	371,300	151,900	115,400
Average price per barrel	$85.09	$96.84	$73.09
Natural gas production (millions of cubic feet)	1,989.0	1,622.0	1,796.4
Average price per thousand cubic feet	$2.71	$3.95	$4.26
Total BOE (barrel of oil equivalent)(a)	702,800	422,200	414,800
Average price per barrel of oil equivalent	$52.61	$50.02	$38.77

(a)	Natural gas is converted to barrels of oil equivalent (BOE) using the conversion of six Mcf to one barrel of oil.

In fourth quarter 2012, operations acquired from Credo produced approximately 116,600 barrels of oil at an average price of $79.94 per barrel and 225 MMcf of natural gas at an average price of $3.64 per Mcf.

At year-end 2012, production lifting costs, which exclude ad valorem and severance taxes, were $7.47 per BOE related to 403 gross wells in which we have a working interest. At year-end 2011, production lifting costs, which exclude ad valorem and severance taxes, were $8.88 per BOE related to seven gross wells in which we have a working interest. At year-end 2010, production lifting costs were $10.83 per BOE related to six gross wells in which we have a working interest.

Drilling and Other Exploratory and Development Activities; Present Activities

The following tables set forth the number of gross and net oil and natural gas wells in which we participated:

	Gross Wells
Year		Exploratory			Development
	Total	Oil	Gas	Dry	Oil	Gas	Dry
2012(a)	40	8	1	9	16	2	4
2011	38	1	7	2	10	18	—
2010(b)	23	1	5	1	—	16	—

(a)

Of the gross wells drilled in 2012, we operated 11 or 27.5 percent. The remaining wells represent our participations in wells operated by others. All of the dry holes were located in Kansas and Nebraska.

(b)	Includes seven development gas wells drilled on property held by an equity method venture.

	Net Wells
Year		Exploratory			Development
	Total	Oil	Gas	Dry	Oil	Gas	Dry
2012(a)	13.0	3.0	—	4.9	2.6	0.2	2.3
2011	4.6	0.2	0.4	0.4	2.4	1.2	—
2010(b)	1.7	0.1	0.3	0.1	—	1.2	—

(a)	Of the net wells drilled in 2012, we operated 7.6 or 58.4 percent. The remaining wells represent our participations in wells operated by others. All of the dry holes were located in Kansas and Nebraska.

(b)	Includes 0.9 development gas wells drilled on property held by an equity method venture.

At year-end 2012, there were eight wells being drilled and there were 11 wells in some stage of the completion process requiring additional activities prior to generating sales.

In 2012, we conducted exploratory activities related to unproven properties in Georgia, Alabama, Kansas and Nebraska by acquiring leases and seismic data, and evaluating leasehold and existing mineral acreage for potential exploratory drilling. The leases have terms ranging from one to five years. In 2011, we conducted exploratory activities in Georgia and Alabama. We did not conduct any exploratory or development activities in 2010.

Delivery Commitments

We have no oil or natural gas delivery commitments.

Wells and Acreage

The number of gross wells as of year-end 2012, 2011 and 2010, follows:

	Gross Wells
	Oil	Natural Gas	Total
Consolidated entities:
Year-end 2012(a)	491	422	913
Year-end 2011	273	234	507
Year-end 2010	262	209	471
Ventures accounted for using the equity method:
Year-end 2012	—	23	23
Year-end 2011	—	23	23
Year-end 2010	—	23	23
Total consolidated and equity method ventures:
Year-end 2012	491	445	936
Year-end 2011	273	257	530
Year-end 2010	262	232	494

(a)	Excludes 1,181 overriding royalty interest wells.

We have royalty interests in 542 gross wells at year-end 2012, 530 at year-end 2011, and 494 at year-end 2010. We have working interests in 403 gross wells at year-end 2012, eight wells at year-end 2011, and six wells at year-end 2010. Total net wells from our royalty and working interests were 174, 47 and 43 at year-end 2012, 2011 and 2010.

The amounts above include two gross wells (0.05 net wells) with multiple completions. We did not have any wells with production of synthetic oil, synthetic natural gas or products of other non-renewable natural resources that are intended to be upgraded into synthetic oil and natural gas as of year-end 2012, 2011 or 2010. Our plugging liabilities are accrued on the balance sheet based on the present value of our estimated future obligation.

At year-end 2012, our working interests represent approximately 87,000 gross developed acres and 30,000 net developed acres leased from others that are held by production. We had approximately 219,000 gross undeveloped acres and 140,000 net undeveloped acres at year-end 2012. We have approximately 58,000 gross and 33,000 net undeveloped acres scheduled to expire in 2013, some of which we are currently evaluating for lease extension.

Capital Expenditure Budget

Our anticipated 2013 mineral resources capital expenditure budget for drilling and completion is $72.5 million, of which we have allocated $43.7 million to the Williston Basin of North Dakota to participate as a non-operator in an estimated 54 gross wells in the Bakken and Three Forks formations. Our average working interest in these wells is expected to be approximately 8.0 percent. An additional $14.5 million is allocated for 82 gross wells in the Lansing – Kansas City formation of Kansas and Nebraska through a combination of operated and non-operated working interests with the remaining $14.3 million allocated to 42 operated and non-operated gross wells across a number of formations principally in Texas, Louisiana and Oklahoma.

Our 2013 capital expenditure budget is subject to various conditions, including third-party operator drilling plans, oilfield services and equipment availability, commodity prices and drilling results. Although a portion of our capital expenditure budget is allocated to acquiring additional leasehold interests, if we decide to pursue incremental leasehold acquisitions, it would require us to adjust our budget. Other factors that could cause us to adjust our budget include commodity prices, service or material costs, or the performance of wells.

Markets

Oil and natural gas revenues are influenced by prices of, and supply and demand for oil and natural gas. These commodities as determined by both regional and global markets depend on numerous factors beyond our control, including seasonality, the condition of the domestic and global economies, political conditions in other oil and natural producing countries, the extent of domestic production and imports of oil and natural gas, the proximity and capacity of natural gas pipelines and other transportation facilities, supply and demand for oil and natural gas and the effects of federal, state and local regulation. The oil and natural gas industry also competes with other industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers. Mineral leasing activity is influenced by the location of our mineral interests owned relative to existing or projected oil and natural gas reserves and by the proximity of successful production efforts to our mineral interests and by the evolution of new plays and improvements in drilling and extraction technology.

Competition

The oil and natural gas industry is highly competitive, and we compete for prospective properties, producing properties, personnel and services with a substantial number of other companies that may have greater resources. Many of these companies explore for, produce and market oil and natural gas, carry on refining operations and market the end products on a worldwide basis. The primary areas in which we encounter substantial competition are in locating and acquiring desirable leasehold acreage for our drilling and development operations, locating and acquiring attractive producing oil and natural gas properties, attracting highly-skilled personnel and obtaining purchasers and transporters of the oil and natural gas we produce. We also face competition from alternative fuel sources, including coal, heating oil, imported LNG, nuclear and other nonrenewable fuel sources, and renewable fuel sources such as wind, solar, geothermal, hydropower and biomass. Competitive conditions may also be substantially affected by various forms of energy legislation and/or regulation considered from time to time by the United States government. It is not possible to predict whether such legislation or regulation may ultimately be adopted or its precise effects upon our future operations. Such laws and regulations may, however, substantially increase the costs of exploring for, developing or producing oil and natural gas and may prevent or delay the commencement or continuation of our operations.

In locations where our mineral interests owned are close to producing wells and proven reserves, we may have multiple parties interested in leasing our minerals. Conversely, where our mineral interests are in or near areas where reserves have not been discovered, we may receive nominal interest in leasing our minerals. When oil and natural gas prices are higher, we are likely to receive greater interest in leasing our minerals close to producing areas because the economics will support more exploration and extraction activities. Portions of our Texas and Louisiana minerals are in close proximity to producing wells and proven reserves. Being a mineral owner may afford us the opportunity to achieve favorable terms from oil and natural gas operators.

Fiber Resources

We sell wood fiber from portions of our land, primarily in Georgia, and lease land for recreational uses.

We have about 121,000 acres of timber we own directly or through ventures and about 17,000 acres of timber under lease. We manage our timberland in accordance with the Sustainable Forestry Initiative® program of Sustainable Forestry Initiative, Inc. At year-end 2012, 99 percent of available acres of our land including ventures, primarily in Georgia, are leased for recreational purposes. Most recreational leases are for a one-year term but may be terminated by us on 30 days’ notice to the lessee. These leases do not inhibit our ability to harvest timber.

Fiber sales volumes and recreational leasing has decreased in year 2012 and 2011 when compared with 2010 primarily due to the sale of over 217,000 acres of timberland since year-end 2008.

Information about our principal timber products follows:

	For the Year
	2012	2011	2010
Pulpwood tons sold	370,200	266,200	392,900
Average pulpwood price per ton	$9.83	$8.69	$9.93
Sawtimber tons sold	123,700	56,800	144,300
Average sawtimber price per ton	$21.77	$16.13	$17.94
Total tons sold	493,900	323,000	537,200
Average price per ton	$12.82	$10.00	$12.08

Information about our recreational leases follows:

	For the Year
	2012	2011	2010
Average recreational acres leased	129,800	174,500	208,100
Average price per leased acre	$8.73	$8.80	$8.32

Markets

We have an agreement to sell wood fiber to Temple-Inland, acquired by International Paper in first quarter 2012, at market prices, primarily for use at International Paper’s Rome, Georgia mill complex. The agreement expires at year-end 2013. Base prices are determined by independent sources and are indexed to third-party sources. Payment for timber is advanced to us on a quarterly basis. We also sell wood fiber to other parties at market prices.

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

Employees

We have approximately 130 employees. None of our employees participate in collective bargaining arrangements. We believe we have a good relationship with our employees.

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

We own approximately 288 acres in several parcels in or near Antioch, California, portions of which were sites of a Temple-Inland paper manufacturing operation that are in remediation. The remediation is being conducted voluntarily with oversight by the California Department of Toxic Substances Control, or DTSC. We have received certificates of completion on all but one 80 acre tract, a portion of which includes subsurface contamination. We estimate the remaining cost to complete remediation activities is about $1.6 million as of year-end 2012.

Oil and natural gas operations are subject to numerous federal, state and local laws and regulations controlling the generation, use, storage and discharge of materials into the environment or otherwise relating to the protection of the environment. These laws and regulations affect our operations and costs as a result of their effect on crude oil and natural gas exploration, development and production operations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, including the assessment of monetary penalties, the imposition of investigatory and remedial obligations, the suspension or revocation of necessary permits, licenses and authorizations, the requirement that additional pollution controls be installed and the issuance of orders enjoining future operations or imposing additional compliance requirements.

Compliance with environmental laws and regulations increases our overall cost of business, but has not had, to date, a material adverse effect on our operations, financial condition or results of operations. It is not anticipated, based on current laws and regulations, that we will be required in the near future to expend amounts (whether for environmental control facilities or otherwise) that are material in relation to our total exploration and development expenditure program in order to comply with such laws and regulations. However, given that such laws and regulations are subject to change, we are unable to predict the ultimate cost of compliance or the ultimate effect on our operations, financial condition and results of operations.

Legal Structure

Forestar Group Inc. is a Delaware corporation. The following chart presents the ownership structure for our significant subsidiaries. It does not contain all our subsidiaries and ventures, some of which are immaterial entities.

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

Executive Officers

The names, ages and titles of our executive officers are:

Name	Age	Position
James M. DeCosmo	54	President and Chief Executive Officer
Christopher L. Nines	41	Chief Financial Officer
Bruce F. Dickson	59	Chief Real Estate Officer
Flavious J. Smith, Jr.	54	Chief Oil and Gas Officer
Phillip J. Weber	52	Executive Vice President
Charles T. Etheredge, Jr.	49	Executive Vice President
David M. Grimm	52	Chief Administrative Officer, General Counsel and Secretary
Charles D. Jehl	44	Chief Accounting Officer

James M. DeCosmo has served as our President and Chief Executive Officer since 2006. He served as Group Vice President of Temple-Inland from 2005 to 2007, and previously served as Vice President, Forest from 2000 to 2005 and as Director of Forest Management from 1999 to 2000. Prior to joining Temple-Inland, he held various land management positions throughout the southeastern United States. Mr. Decosmo also serves on the Policy Advisory Board of the Harvard Housing Institute.

Christopher L. Nines has served as our Chief Financial Officer since 2007. He served as Temple-Inland’s Director of Investor Relations from 2003 to 2007 and as Corporate Finance Director from 2001 to 2003. He was Senior Vice President of Finance for ConnectSouth Communications, Inc. from 2000 to 2001.

Bruce F. Dickson has served as our Chief Real Estate Officer since March 2011. From 2009 through March 2011, he was the owner of Fairchild Investments LLC, a real estate investment firm. He served Standard Pacific Corp., as Southeast Region President, from 2004 to 2009 and as Austin Division President from 2002 to 2004. From 1991-2001, he held region or division president positions with D.R. Horton, Inc., Milburn Homes and Continental Homes. His prior experience includes investment banking and financial services.

Flavious J. Smith, Jr. has served as our Chief Oil and Gas Officer since October 2012. From 2008 to 2012, he served as our Executive Vice President. He served as Division Land Manager for EOG Resources, Inc. from 2005 to 2008. He owned and operated Flavious Smith Petroleum Properties, an independent oil and natural gas operator, from 1989 to 2005, and previously held various leadership positions with several oil and gas and energy-related companies.

Phillip J. Weber has served as our Executive Vice President since October 2009. He served the Federal National Mortgage Association (Fannie Mae) as Senior Vice President — Multifamily from 2006 to October 2009, as Chief of Staff to the CEO from 2004 to 2006, as Chief of Staff to non-Executive Chairman of the Board and Corporate Secretary from 2005 to 2006, and as Senior Vice President, Corporate Development in 2005.

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

In 2012, we announced Triple in FOR, new strategic initiatives designed to further enhance shareholder value by accelerating value realization of our real estate and natural resources, optimizing transparency and disclosure, and raising net asset value through strategic and disciplined investments. Our initiatives include: increasing total residential lot sales; increasing oil and natural gas production; increasing total segment EBITDA; expanding reported oil and natural gas resource potential; providing additional information regarding groundwater interests; establishing a progress report on corporate responsibility; pursing growth opportunities which help prove up our asset value and meeting return expectations; developing a low-capital, high-return multifamily business; and accelerating investment in lower-risk oil and natural gas opportunities.

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

The real estate and mineral resource industries in which we operate are highly competitive and are affected to varying degrees by supply and demand factors and economic conditions, including changes in interest rates, new housing starts, home repair and remodeling activities, credit availability, consumer confidence, unemployment, housing affordability, changes in oil and natural gas prices, and federal energy policies.

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

We face intense competition from both major and independent oil and natural gas companies in seeking to acquire desirable producing properties, seeking new properties for future exploration and seeking the human resource expertise necessary to effectively develop properties. Many of our competitors have financial and other resources substantially greater than ours, and some of them are fully integrated oil and natural gas companies. These companies may be able to pay more for development prospects and productive oil and natural gas properties and are able to define, evaluate, bid for, purchase and subsequently drill a greater number of properties and prospects than our financial or human resources permit, effectively reducing our ability to participate in drilling on certain of our acreage as a working interest owner. Our ability to develop and exploit our oil and natural gas properties and to acquire additional quality properties in the future will depend upon our ability to successfully evaluate, select and acquire suitable properties and join in drilling with reputable operators in this highly competitive environment.

Our business, financial condition and results of operations may be negatively affected by any of these factors.

Our activities are subject to environmental regulations and liabilities that could have a negative effect on our operating results.

Our operations are subject to federal, state and local laws and regulations related to the protection of the environment. Compliance with these provisions or the promulgation of new environmental laws and regulations may result in delays, may cause us to invest substantial funds to ensure compliance with applicable environmental regulations and can prohibit or severely restrict timber harvesting, real estate development or mineral production activity in environmentally sensitive regions or areas.

Significant reductions in cash flow from slowing real estate, mineral resources or fiber resources market conditions could lead to higher levels of indebtedness, limiting our financial and operating flexibility.

We must comply with various covenants contained in our senior secured credit facility, the indenture governing our 3.75% convertible senior notes due 2020, and any other future debt arrangements. Significant reductions in cash flow from slowing real estate, mineral resources or fiber resources market conditions could require us to increase borrowing levels under our revolving loans under our senior secured credit facility or borrow under other debt arrangements and lead to higher levels of indebtedness, limiting our financial and operating flexibility, and ultimately limiting our ability to comply with our debt covenants. Realization of any of these factors could adversely affect our financial condition and results of operations.

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

As of December 31, 2012, our unconsolidated joint ventures had approximately $38.4 million of debt, substantially all of which was non-recourse to us. Many lenders have substantially curtailed or ceased making real estate acquisition and development loans. When debt within our ventures matures, some of our ventures may be unable to renew existing loans or secure replacement financing, or replacement financing may be more expensive. If our ventures are unable to renew existing loans or secure replacement financing, we may be required to contribute additional equity to our ventures which could increase our risk or increase our borrowings under our senior secured credit facility, or both. If our ventures secure replacement financing that is more expensive, our profits may be reduced.

We may not be able to generate sufficient cash flow to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

As of December 31, 2012, we had approximately $294.1 million of consolidated debt outstanding. On February 26, 2013 we issued $125 million aggregate principal amount of our 3.75% convertible senior notes due 2020. Our aggregate borrowing under the revolving line of credit under our senior secured credit facility is $200 million but may be increased up to $300 million, subject to certain conditions. Our ability to make scheduled payments or to refinance these or future debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We cannot assure you that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations.

Despite current indebtedness levels, we and our subsidiaries may be able to incur substantially more debt.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.

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

Risks Related to Our Real Estate Operations

Tepid demand for new housing or commercial tracts in the markets where we operate could adversely impact our profitability.

The residential development industry is cyclical and is significantly affected by changes in general and local economic conditions, such as employment levels, availability of financing for home buyers, interest rates, consumer confidence and housing demand. Adverse changes in these conditions generally, or in the markets where we operate, could decrease demand for lots for new homes in these areas. Despite improved single-family housing market conditions in some markets, aggregate annual new home starts remain substantially below historical norms. Current mortgage credit standards continue to limit the availability of mortgage loans to acquire new and existing homes. Decline in housing demand could negatively affect our real estate development activities, which could result in a decrease in our revenues and earnings.

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

Development of real estate entails a lengthy, uncertain and costly entitlement process.

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

We rely on governmental utility and special improvement districts (“SID”) to issue bonds as a revenue source for the districts to reimburse us for qualified expenses, such as road and utility infrastructure costs. Bonds must be supported by districts tax revenues, usually from ad valorem taxes. Slowing new home sales, decreasing real estate prices or difficult credit markets for bond sales can reduce or delay district bond sale revenues, causing such districts to delay reimbursement of our qualified expenses. Failure to receive timely reimbursement for qualified expenses could adversely affect our cash flows and reduce our returns or cause us to incur losses on certain real estate development projects.

We are unable to control the approval or timing of reimbursements or other payments from the SID in which our Cibolo Canyons project is located. Delays or failure by the SID to approve infrastructure costs for reimbursement or to issue bonds, or lower than expected revenues generated from taxes, could negatively impact the timing of our future cash flows.

The SID in which our Cibolo Canyons project is located is an independent governmental entity not affiliated with us. The SID has an elected governing board of directors comprised of members living within the district, none of whom are affiliated with us. Reimbursement of our infrastructure costs, and timing of payment, is subject to approval and determination by the SID. The SID is also obligated to pay to us certain amounts generated from hotel occupancy revenues and other resort sales revenues collected as taxes by the SID within the district. The amount of revenues collected by the SID will be impacted by hotel occupancy and resort sales, each of which could be lower than projected. If the revenues collected by the SID are lower than expected, then the amount of our future cash flows from the SID could be adversely affected. The amount and timing of receipts form the SID will be impacted by decisions made by the SID in regard to whether and when to issue bonds that would generate funds to support payments to us. Decisions by the SID to delay approval of reimbursements or issuance of bonds could negatively impact the timing of our future cash flows.

Unfavorable changes in apartment markets and economic conditions could adversely affect multifamily occupancy levels and rental rates.

Market and economic conditions may significantly affect multifamily occupancy levels and rental rates and therefore profitability. In general, factors that may adversely affect market and economic conditions include the following:

•	the economic climate, which may be adversely impacted by a reduction in jobs, industry slowdowns and other factors;

•	local conditions, such as oversupply of, or reduced demand for, apartment homes;

•	declines in household formation;

•	favorable residential mortgage rates;

•	rent control or stabilization laws, or other laws regulating rental housing, which could prevent us from raising rents to offset increases in operating costs; and;

•	competition from other available apartments and other housing alternatives and changes in market rental rates.

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

We may develop and construct multifamily communities through wholly-owned projects or through ventures with unaffiliated parties. Our development and construction activities may be exposed to the following risks:

•

we may incur construction costs for a property that exceed original estimates due to increased materials, labor or other costs or unforeseen environmental or other conditions, which could make completion of the property uneconomical, and we may not be able to increase rents to compensate for the increase in construction costs;

•	we may be unable to complete construction and/or lease-up of a community on schedule and meet financial goals for development projects;

•

an adverse incident during construction or development could adversely affect our ability to complete construction, conduct operations or cause substantial losses, including personal injury or loss of life, damage to or destruction of property, equipment, pollution or other environmental contamination, regulatory penalties, suspension of operations, and attorney’s fees and other expenses incurred in the prosecution or defense of litigation; and

•

because occupancy rates and rents at a newly developed community may fluctuate depending on a number of factors, including market and economic conditions, we may be unable to meet our profitability goals for that community.

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

Risks Related to Our Mineral Resources Operations

We may be unable to realize the expected benefits of acquiring Credo, and the Credo acquisition may adversely affect our business, financial condition and results of operations.

The success of the Credo acquisition will depend, in part, on our ability to achieve the synergies and value creation from combining our existing business with that of Credo. It will also depend, in part, on our ability to promptly and effectively integrate Credo’s operations into our existing operations and integrate Credo’s employees into our company. The integration of Credo’s business may result in unforeseen expenses. In addition, our increased indebtedness and higher debt-to-equity ratio following the Credo acquisition may have the effect, among other things, of reducing our flexibility to respond to changing business or economic conditions and will increase interest costs. In addition, it is possible that, in connection with the Credo acquisition, our capital expenditures could be higher than we anticipated and that we may not realize the expected benefits of such capital expenditures. Credo’s leased acreage is subject to expiration in the ordinary course of business and as a result the gross and net acres acquired could decrease materially in subsequent reporting periods if delay rentals are not paid or if the acreage is not held by production. As a result of the Credo acquisition, based on the purchase price allocation, we recorded goodwill and other intangibles of approximately $58.4 million. If we are unable to successfully integrate the Credo operations, there can be no assurance that such changes would not materially impact the carrying value of our goodwill.

Our operations are subject to the numerous risks of oil and natural gas drilling and production activities.

Our oil and natural gas drilling and production activities are subject to numerous risks, many of which are beyond our control. These risks include the risk of fire, explosions, blow-outs, pipe failure, abnormally pressured formations and environmental hazards. Environmental hazards include oil spills, gas leaks, ruptures, discharges of toxic gases, underground migration and surface spills or mishandling of any toxic fracture fluids, including chemical additives. In addition, title problems, weather conditions and mechanical difficulties or shortages or delays in delivery of drilling rigs and other equipment could negatively affect our operations. If any of these or other similar industry operating risks occur, we could have substantial losses. Substantial losses also may result from injury or loss of life, severe damage to or destruction of property, clean-up responsibilities, environmental damage, regulatory investigation and penalties and suspension of operations. In accordance with industry practice, we maintain insurance against some, but not all, of the risks described above. We cannot assure you that our insurance will be adequate to cover losses or liabilities. Also, we cannot predict the continued availability of insurance at premium levels that justify its purchase.

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

Our drilling operations may be curtailed, delayed or cancelled as a result of a variety of factors that are beyond our control.

Our drilling operations are subject to a number of risks, including:

•	unexpected drilling conditions;

•	facility or equipment failure or accidents;

•	adverse weather conditions;

•	title problems;

•	unusual or unexpected geological formations;

•	fires, blowouts and explosions; and

•	uncontrollable flows of oil and natural gas or well fluids.

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

We may not find any commercially productive oil and natural gas reservoirs.

There is no assurance that new wells we drill will be productive or that we will recover all or any portion of our capital investment in the wells. In addition, drilling for oil and natural gas may be unprofitable. Wells that are productive but do not produce sufficient net revenues after drilling, operating and other costs are unprofitable.

Hydraulic fracturing, the process used for extracting oil and natural gas from shale and other formations, has come under increased scrutiny and could be the subject of further regulation that could impact the timing and cost of extractive activities.

Hydraulic fracturing is the primary production method used to extract reserves located in many of the unconventional oil and natural gas plays in the United States. The United States Environmental Protection Agency (the “EPA”) is currently engaged in a long-term study mandated by Congress regarding the potential impacts of hydraulic fracturing on drinking water resources that could influence federal and state legislative and regulatory developments. Pending federal regulatory developments include draft permitting guidance issued by EPA to regulate the underground injection of hydraulic fracturing fluids that use diesel fuel as a fracking fluid or propping agent; EPA air regulations for the oil and natural gas industry, issued in 2012, that among other things include a requirement that, commencing in January 2015, “reduced emissions completion” technology be used after hydraulic fracturing — although in response to a petition challenging these regulations, EPA has filed a motion with the D.C. Circuit to delay the challenges while it reconsiders unspecified aspects of the regulations; and U.S. Department of the Interior, Bureau of Land Management regulations originally proposed in May 2012 but which, in response to public comments, are to be revised and proposed again in the first quarter of 2013, to govern hydraulic fracturing on federal and tribal lands.

Depending on legislation that may ultimately be enacted or regulations that may be adopted at the federal, state and local levels, exploration, exploitation and production activities that entail hydraulic fracturing could be subject to additional regulation and permitting requirements. Individually or collectively, such new legislation or regulation could lead to operational delays, increased costs and other burdens that could delay the development of unconventional oil and natural gas resources from formations that are not commercial without the use of hydraulic fracturing. This could have a material effect on our oil and natural gas production operations and on the operators conducting activities on our minerals and on the cash flows we receive from them.

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

The process of estimating oil and natural gas reserves is complex involving decisions and assumptions in evaluating the available geological, geophysical, engineering and economic data. Accordingly, these estimates are imprecise. Actual future production, oil and natural gas prices, revenues, taxes and quantities of recoverable oil and natural gas reserves might vary from those estimated. Any variance could materially affect the estimated quantities and present value of proved reserves. In addition, we may adjust estimates of proved reserves to reflect production history, development, prevailing oil and natural gas prices and other factors, many of which are beyond our control.

The estimates of our reserves as of December 31, 2012 are based upon various assumptions about future production levels, prices and costs that may not prove to be correct over time. In particular, estimates of oil and natural gas reserves, future net revenue from proved reserves and the standardized measure thereof for our oil and natural gas interests are based on the assumption that future oil and natural gas prices remain the same as the twelve month first-day-of-the-month average oil and natural gas prices for the year ended December 31, 2012. The average realized sales prices as of such date used for purposes of such estimates were $3.00 per thousand cubic feet (“mcf”) of natural gas and $89.26 per barrel of oil. The December 31, 2012 estimates also assume that the working interest owners will make future capital expenditures which are necessary to develop and realize the value of proved reserves.

The standardized measure of future net cash flows from our proved reserves is not necessarily the same as the current market value of our estimated reserves.

Any material inaccuracies in reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves. As required by SEC regulations, we base our present value of estimated future oil and natural gas revenues on prices and costs in effect at the time of the estimate. However, actual future net cash flows from our properties will be affected by numerous factors not subject to our control and will be affected by factors such as:

•	decisions and activities of the well operators;

•	supply of and demand for oil and natural gas;

•	actual prices we receive for oil and natural gas;

•	actual operating costs;

•	the amount and timing of capital expenditures;

•	the amount and timing of actual production; and

•	changes in governmental regulations or taxation.

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

Also, the EPA has proposed regulations for the purpose of restricting greenhouse gas emissions from stationary sources. Such regulatory and legislative proposals to restrict greenhouse gas emissions, or to address climate change generally, could increase our operating costs as well operators incur costs to comply with new rules. Such increased costs may include installation of new or expanded emissions control systems, purchase of allowances to authorize greenhouse gas emissions, and increased taxes. There also could be an adverse impact on oil and natural gas markets.

Risks Related to Our Fiber Resources Operations

If the International Paper mill complex in Rome, Georgia were to permanently cease operations, the price we receive for our wood fiber may decline, and the cost of delivering logs to alternative customers could increase.

Prior to our 2007 spin-off from Temple-Inland, acquired by International Paper, we entered into an agreement to sell wood fiber to Temple-Inland at market prices, primarily for use at its Rome, Georgia mill complex. The agreement expires at year-end 2013, although we expect to continue sales following expiration of the agreement. A significant portion of our fiber resources revenues are generated through sales to the International Paper Rome, Georgia mill complex, which is a significant consumer of wood fiber within the immediate area in which a substantial portion of our Georgia timberlands are located. If the International Paper mill complex in Rome, Georgia was to permanently cease operations, was not willing to pay for wood fiber at a price we deem acceptable or was to cease purchasing wood fiber from us after the expiration of our agreement at year-end 2013, we may not be able to enter into agreements with alternative customers for the wood fiber, any agreements with alternative customers we do enter into may be for lower rates than we currently receive from International Paper and the cost of delivering wood fiber to such alternative customers could increase.

Our ability to harvest and deliver timber may be affected by our sales of timberland and may be subject to other limitations, which could adversely affect our operations.

We have sold over 217,000 acres of our timberland in accordance with our near-term strategic initiatives announced in 2009 and from our retail sales program, and we now own directly or through ventures about 121,000 acres with timber. Sales of our timberland reduce the amount of timber that we have available for harvest.

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

Other Risks

The market price of our common stock may fluctuate significantly

The market price of our common stock may be volatile in response to a number of factors, many of which are beyond our control, including actual or anticipated variations in our quarterly financial results, changes in financial estimates for us by securities analysts and announcements by our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments. Our financial results may be below the expectations of securities analysts and investors. If this were to occur, the market price of our common stock could decrease, perhaps significantly. Any volatility or a significant decrease in the market price of our common stock could also negatively affect our ability to make acquisitions using shares of our common stock as consideration.

U.S. securities markets have experienced significant price and volume fluctuations. These fluctuations often have been unrelated to the operating performance of companies in these markets. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our operating performance. If were to be the object of securities class action litigation as a result of volatility in our common stock price or for other reasons, it could result in substantial costs and diversion of our management’s attention and resources, which could negatively affect our financial results.

Provisions of Delaware law, our charter documents, our shareholder rights plan and the indenture governing the convertible senior notes may impede or discourage a takeover, which could cause the market price of our common stock to decline.

We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change in control would be beneficial to our existing stockholders. In addition, our board of directors has the power, without stockholder approval, to designate the terms of one or more series of preferred stock and issue shares of preferred stock. We have implemented a shareholders’ rights plan, called a poison pill, which would substantially reduce or eliminate the expected economic benefit to an acquirer from acquiring us in a manner or terms not approved by our board of directors. These and other impediments to third party acquisition or change of control could limit the price investors are willing to pay for shares of our common stock, which could in turn reduce the market price of our common stock.

The repurchase rights in the convertible senior notes triggered by the occurrence of a fundamental change under the terms of the notes, as well as the additional shares of our common stock by which the conversion rate is increased in connection with certain make-whole fundamental change transactions under the terms of the notes could discourage a potential acquirer.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our principal executive offices are located in Austin, Texas, where we lease approximately 32,000 square feet of office space. We also lease office space in Atlanta, Georgia; Dallas, Texas; Denver, Colorado; Fort Worth, Texas; and Lufkin, Texas. We believe these offices are suitable for conducting our business.

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

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the New York Stock Exchange. The high and low sales prices in each quarter in 2012 and 2011 were:

	2012		2011
	Price Range		Price Range
	High	Low	High	Low
First Quarter	$17.12	$13.87	$20.77	$17.75
Second Quarter	15.97	12.00	19.95	14.64
Third Quarter	18.63	11.13	17.59	10.29
Fourth Quarter	17.80	13.61	15.95	9.94
For the Year	18.63	11.13	20.77	9.94

Shareholders

Our stock transfer records indicated that as of March 11, 2013, there were approximately 3,669 holders of record of our common stock.

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

Issuer Purchases of Equity Securities(a)

Period	Total Number of Shares Purchased(b)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
Month 1 (10/1/2012 — 10/31/2012)	—	$—	—	5,092,305
Month 2 (11/1/2012 — 11/30/2012)	28,881	$14.73	25,000	5,067,305
Month 3 (12/1/2012 — 12/31/2012)	70,097	$14.99	69,450	4,997,855

Total	98,978		94,450

(a)

On February 11, 2009, we announced that our Board of Directors authorized the repurchase of up to 7,000,000 shares of our common stock. We have purchased 2,002,145 shares under this authorization, which has no expiration date. We have no repurchase plans or programs that expired during the period covered by the table above and no repurchase plans or programs that we intend to terminate prior to expiration or under which we no longer intend to make further purchases.

(b)	Includes shares withheld to pay taxes in connection with vesting of restricted stock awards and exercises of stock options.

Performance Graph

In 2012, we changed our peer group to represent a mix of real estate and oil and gas exploration companies following our acquisition of Credo. We composed an index of our peers consisting of AV Homes Inc., Matador Resources Co., Approach Resources, Inc., Bluegreen Corporation, BRE Properties, Inc., Consolidated-Tomoka Land Co., Cousins Properties Incorporated, Contango Oil and Gas Co., Goodrich Petroleum Corp., Magnum Hunter Resources Corp., Penn Virginia Corp., Petroquest Energy Inc., Post Properties, Inc., Potlatch Corporation, Resolute Energy Corp., The St. Joe Company, and Tejon Ranch Co. Our old custom peer group (Old Custom Peer Index) consisted of Avatar Holdings Inc., Consolidated-Tomoka Land Co., Tejon Ranch Co. and The St. Joe Company. Our cumulative total shareholder return for the last five years compared to the Russell 2000 Index, New Custom Peer Index, and to the Old Custom Peer Index was as shown in the following graph (assuming $100 invested on January 1, 2008):

Pursuant to SEC rules, returns of each of the companies in the Peer Index are weighted according to the respective company’s stock market capitalization at the beginning of each period for which a return is indicated.

Item 6.	Selected Financial Data.

	For the Year
	2012	2011	2010	2009	2008
	(In thousands, except per share amount)
Revenues:
Real estate	$120,115	$106,168	$68,269	$94,436	$98,859
Mineral resources	44,220	24,584	24,790	36,256	47,671
Fiber resources	8,256	4,821	8,301	15,559	13,192

Total revenues	$172,591	$135,573	$101,360	$146,251	$159,722

Segment earnings (loss):
Real estate(a)	$53,582	$(25,704)	$(4,634)	$3,182	$9,075
Mineral resources	21,581	16,023	22,783	32,370	44,076
Fiber resources	5,056	1,893	5,058	9,622	8,896

Total segment earnings (loss)	80,219	(7,788)	23,207	45,174	62,047
Items not allocated to segments:
General and administrative expense(b)	(25,176)	(20,110)	(17,341)	(22,399)	(19,318)
Share-based compensation expense	(14,929)	(7,067)	(11,596)	(11,998)	(4,516)
Gain on sale of assets(c)	16	61,784	28,607	104,047	—
Interest expense	(19,363)	(17,012)	(16,446)	(20,459)	(21,283)
Other corporate non-operating income(d)	191	368	1,164	375	279

Income before taxes	20,958	10,175	7,595	94,740	17,209
Income tax expense	(8,016)	(3,021)	(2,470)	(35,633)	(5,235)

Net income attributable to Forestar Group Inc.	$12,942	$7,154	$5,125	$59,107	$11,974

Diluted net income per common share	$0.36	$0.20	$0.14	$1.64	$0.33
Average diluted common shares outstanding	35,482	35,781	36,377	36,102	35,892
At year-end:
Assets	$918,434	$794,857	$789,324	$784,734	$834,576
Debt	$294,063	$221,587	$221,589	$216,626	$337,402
Noncontrolling interest	$4,059	$1,686	$4,715	$5,879	$6,600
Forestar Group Inc. shareholders’ equity	$529,488	$509,526	$509,564	$512,456	$447,292
Ratio of total debt to total capitalization	36%	30%	30%	30%	43%

(a)

Real estate segment earnings (loss) include non-cash impairments of $45,188,000 in 2011, $11,271,000 in 2010, $10,619,000 in 2009 and $3,325,000 in 2008. Real estate segment earnings (loss) also include the effects of net (income) loss attributable to noncontrolling interests.

(b)

In 2012, general and administrative expense includes $6,323,000 in costs associated with our acquisition of Credo and in 2011, includes $3,187,000 associated with proposed private debt offerings that we withdrew as a result of deterioration of terms available to us in the credit markets.

(c)	Gain on sale of assets in 2011, 2010 and 2009 represents gains from timberland sales in accordance with our strategic initiatives announced first quarter 2009 and completed in 2011.

(d)

In 2010, other corporate non-operating income principally represents interest income related to a loan to a third-party equity investor in the resort development located at our Cibolo Canyons development. We received payment in full plus interest in fourth quarter 2010.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Annual Report on Form 10-K and other materials we have filed or may file with the Securities and Exchange Commission contain “forward-looking statements” within the meaning of the federal securities laws. These forward-looking statements are identified by their use of terms and phrases such as “believe,” “anticipate,” “could,” “estimate,” “likely,” “intend,” “may,” “plan,” “expect,” and similar expressions, including references to assumptions. These statements reflect our current views with respect to future events and are subject to risk and uncertainties. We note that a variety of factors and uncertainties could cause our actual results to differ significantly from the results discussed in the forward-looking statements. Factors and uncertainties that might cause such differences include, but are not limited to:

•	general economic, market or business conditions in Texas or Georgia, where our real estate activities are concentrated;

•	our ability to achieve some or all of our strategic initiatives;

•	the opportunities (or lack thereof) that may be presented to us and that we may pursue;

•	our ability to hire and retain key personnel;

•	significant customer concentration;

•	future residential, multifamily or commercial entitlements, development approvals and the ability to obtain such approvals;

•	obtaining approvals of reimbursements and other payments from special improvement districts and timing of such payments;

•

accuracy of estimates and other assumptions related to investment in real estate, the expected timing and pricing of land and lot sales and related cost of real estate sales, impairment of long-lived assets, income taxes, share-based compensation and oil and natural gas reserves;

•	the levels of resale housing inventory and potential impact of foreclosures in our mixed-use development projects and the regions in which they are located;

•	fluctuations in costs and expenses;

•	demand for new housing, which can be affected by a number of factors including the availability of mortgage credit;

•	competitive actions by other companies;

•	changes in governmental policies, laws or regulations and actions or restrictions of regulatory agencies;

•	our realization of the expected benefits of acquiring CREDO Petroleum Corporation (Credo);

•	risks associated with oil and natural gas drilling production activities;

•	fluctuations in oil and natural gas commodity prices;

•	government regulation of exploration and production technology, including hydraulic fracturing;

•	the results of financing efforts, including our ability to obtain financing with favorable terms, or at all;

•	our ability to make interest and principal payments on our debt and satisfy the other covenants contained in our senior credit facility, indenture and other debt agreements;

•	our partners’ ability to fund their capital commitments and otherwise fulfill their operating and financial obligations;

•	the effect of limitations, restrictions and natural events on our ability to harvest and deliver timber;

•	inability to obtain permits for, or changes in laws, governmental policies or regulations effecting, water withdrawal or usage;

•	the final resolutions or outcomes with respect to our contingent and other liabilities related to our business; and

•	our ability to execute our growth strategy and deliver acceptable returns from acquisitions and other investments.

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

Strategy

Our strategy is:

•	Recognizing and responsibly delivering the greatest value from every acre; and

•	Growing through strategic and disciplined investments.

2012 Strategic Initiatives

In 2012, we announced Triple in FOR, new strategic initiatives designed to further enhance shareholder value by:

•	Accelerating value realization of our real estate and natural resources by increasing total residential lot sales, oil and natural gas production, and total segment EBITDA.

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

Strategic Acquisition

On September 28, 2012, we acquired 100 percent of the outstanding common stock of Credo in an all cash transaction for $14.50 per share, representing an equity purchase price of approximately $146,445,000. In addition, we paid in full $8,770,000 of Credo’s outstanding debt. Credo is an independent oil and natural gas exploration, development and production company based in Denver, Colorado. The acquired assets include leasehold interests in the Bakken and Three Forks formations of North Dakota, the Lansing – Kansas City formation in Kansas and Nebraska, and the Tonkawa and Cleveland formations in Texas.

Results of Operations for the Years Ended 2012, 2011 and 2010

A summary of our consolidated results by business segment follows:

	For the Year
	2012	2011	2010
	(In thousands)
Revenues:
Real estate	$120,115	$106,168	$68,269
Mineral resources	44,220	24,584	24,790
Fiber resources	8,256	4,821	8,301

Total revenues	$172,591	$135,573	$101,360

Segment earnings (loss):
Real estate	$53,582	$(25,704)	$(4,634)
Mineral resources	21,581	16,023	22,783
Fiber resources	5,056	1,893	5,058

Total segment earnings (loss)	80,219	(7,788)	23,207
Items not allocated to segments:
General and administrative expense	(25,176)	(20,110)	(17,341)
Share-based compensation expense	(14,929)	(7,067)	(11,596)
Gain on sale of assets	16	61,784	28,607
Interest expense	(19,363)	(17,012)	(16,446)
Other corporate non-operating income	191	368	1,164

Income before taxes	20,958	10,175	7,595
Income tax expense	(8,016)	(3,021)	(2,470)

Net income attributable to Forestar Group Inc.	$12,942	$7,154	$5,125

Significant aspects of our results of operations follow:

2012

•

Real estate segment earnings benefited from a $11,675,000 gain from the sale of our 25 percent ownership interest in Palisades West LLC, a $10,180,000 gain from the sale of Broadstone Memorial, a 401-unit multifamily investment property in Houston, $8,247,000 in earnings from an unconsolidated venture’s sale of Las Brisas, a 414-unit multifamily property near Austin, a $3,401,000 gain from a consolidated venture’s bulk sale of 800 acres near Dallas, and increased residential lot and commercial tract sales activity.

•

Mineral resources segment earnings benefited from increased lease bonus revenues, higher production volume and earnings attributable to our exploration and production operations from our acquisition of Credo in third quarter 2012, partially offset by lower oil and natural gas prices, increased costs associated with developing our water resources initiatives, and increased depletion and production severance taxes due to higher production volumes.

•	Fiber resources segment earnings increased principally as a result of higher levels of harvesting activity.

•	General and administrative expense includes $6,323,000 in transaction costs paid to outside advisors associated with our acquisition of Credo in 2012.

•	Share-based compensation increased principally as a result of our higher stock price in 2012 and its impact on cash-settled awards.

•	Interest expense includes a $4,448,000 loss on extinguishment of debt in connection with the amendment and extension of our term loan.

2011

•

Real estate segment earnings were negatively impacted by $45,188,000 of non-cash impairment charges principally associated with residential development projects located near Atlanta, Denver, and the Texas gulf coast and with our decision to acquire certain assets from CL Realty and TEMCO, ventures in which we own a 50 percent interest. Segment earnings were positively impacted by increased undeveloped land sales and higher residential lot and tract sales. In addition, segment earnings were positively impacted by $3,083,000 as result of settled litigation and reallocation from us to noncontrolling financial interests of a previously recognized loss related to foreclosure of a lien on a property owned by a consolidated venture.

•

Mineral resources segment earnings declined primarily due to lower lease bonus revenues and increased costs associated with developing our water resources initiatives. These items were partially offset by increased oil production volumes and higher average oil prices.

•	Fiber resources segment earnings decreased principally due to lower harvest volume as a result of selling over 217,000 acres of timberland since year-end 2008.

•

General and administrative expenses includes $3,187,000 in costs paid to outside advisors associated with proposed private debt offerings that we withdrew as a result of deterioration of terms available to us in the credit markets.

•	Share-based compensation decreased principally as a result of a decline in our stock price in 2011 and its impact on cash-settled awards.

•	Gain on sale of assets represents the sale of about 57,000 acres of timberland for $87,061,000 in accordance with our 2009 strategic initiatives which we completed in 2011.

2010

•

Real estate segment earnings declined principally due to lower undeveloped land sales from our retail sales program and $11,271,000 of non-cash impairment charges principally associated with residential development projects located near Atlanta and Fort Worth, and commercial real estate tract near the Texas gulf coast.

•

Mineral resources segment earnings declined principally due to lower lease bonus revenues as a result of reduced leasing activity by exploration and production companies that concentrated investments in drilling activities to hold existing leases rather than leasing new mineral interests in our basins. This decline in lease bonus revenue was partially offset by increased oil and natural gas production and higher oil prices.

•

Fiber resources segment earnings decreased principally due to reduced harvest activity resulting from the sale of over 140,000 acres of timberland since first quarter 2009 and delaying harvest plans on about 55,000 acres classified as held for sale.

•	Gain on sale of assets represents the sale of about 24,000 acres of timberland for $38,778,000 in accordance with our 2009 strategic initiatives.

•

Interest expense decreased principally due to lower interest rates as a result of the maturity of our interest rate swap agreement, lower average debt levels outstanding and decreased amortization of prepaid loan fees due to refinancing and extending the maturity date of our senior credit facility.

Current Market Conditions

Current U.S. single-family residential market conditions are showing signs of stability with improvement in various markets; however, high unemployment rates, difficult financing environment for purchasers and competition from foreclosure inventory continue to negatively influence housing markets. It is difficult to predict when and at what rate these broader negative conditions will improve. Declining finished lot inventories and lack of real estate development is increasing demand for our developed lots, principally in the Texas markets. Multifamily market conditions continue to be strong, with many markets experiencing healthy occupancy levels and positive rent growth. This improvement has been driven primarily by limited new construction activity, reduced single-family mortgage credit availability, and the increased propensity to rent among the 18 to 34 year old demographic of the U.S. population.

Oil prices have weakened as compared with 2011 reflecting market concerns about world economic activity and oil demand. Natural gas prices have remained near low historical levels due to abundant supplies and high inventories. Shale resource drilling and production remains strong and working natural gas inventories are expected to remain relatively high. In the East Texas Basin, exploration and production companies continue to focus drilling on high liquid rich gas prospects due to relatively high condensate and natural gas liquid prices. In the Gulf Coast Basin, in Louisiana, activity has increased as operators have shifted exploration efforts to oil and high liquid natural gas plays. These conditions may impact the demand for new mineral leases on our owned minerals, new exploration activity and the amount of revenues we receive.

Pine sawtimber prices are beginning to show signs of improvement due to increased demand for solid wood products, principally lumber, while pine pulpwood demand remains steady and pricing is relatively flat.

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

Real Estate

We own directly or through ventures about 136,000 acres of real estate located in 10 states and 14 markets. Our real estate segment secures entitlements and develops infrastructure on our lands, primarily for single-family residential and mixed-use communities. We own nearly 100,000 acres in a broad area around Atlanta, Georgia, with the balance located primarily in Texas. We target investments principally in our strategic growth corridors, regions across the southern half of the United States that possess key demographic and growth characteristics that we believe make them attractive for long-term real estate investment. We own and manage our projects either directly or through ventures. Our real estate segment revenues are principally derived from the sales of residential single-family lots and tracts, undeveloped land and commercial real estate and from the operation of income producing properties, primarily a hotel and multifamily properties we develop.

A summary of our real estate results follows:

	For the Year
	2012	2011	2010
	(In thousands)
Revenues	$120,115	$106,168	$68,269
Cost of sales	(70,039)	(62,975)	(45,485)
Operating expenses	(34,160)	(36,184)	(29,338)

	15,916	7,009	(6,554)
Interest income on loan secured by real estate	3,430	—	—
Gain on sale of assets	25,273	—	—
Equity in earnings (loss) of unconsolidated ventures	13,897	(30,626)	2,629
Less: Net income attributable to noncontrolling interests	(4,934)	(2,087)	(709)

Segment earnings (loss)	$53,582	$(25,704)	$(4,634)

In 2012, cost of sales include $10,977,000 related to multifamily construction contract costs we incurred as general contractor and paid to sub-contractors associated with our development of two multifamily properties. We did not have any non-cash impairment charges in 2012. Cost of sales includes non-cash impairment charges of $11,525,000 in 2011 principally associated with owned and consolidated residential development projects near Denver and the Texas gulf coast and $9,042,000 in 2010 principally associated with owned and consolidated residential development projects located near Atlanta and Fort Worth.

Interest income represents earnings from a loan we hold secured by a mixed-use community in Houston in which we have a first lien position.

In 2012, gain on sale of assets principally includes a $11,675,000 gain from the sale of our 25 percent ownership interest in Palisades West LLC, a $10,180,000 gain from the sale of Broadstone Memorial, a 401-unit multifamily investment property in Houston and a $3,401,000 gain from a consolidated venture’s bulk sale of 800 acres in Dallas.

In 2012, segment results include $8,247,000 in earnings associated with an unconsolidated venture’s sale of Las Brisas, a 414-unit multifamily property near Austin, for $40,400,000. Equity in earnings from unconsolidated ventures includes $11,013,000 in earnings related to this sale, of which ($2,766,000) was allocated to net income attributable to noncontrolling interests.

Equity in earnings (loss) of unconsolidated ventures include non-cash impairment charges of $33,663,000 in 2011 principally associated with our decision to acquire certain assets from CL Realty and TEMCO ventures and $2,229,000 in 2010 principally related to a commercial real estate tract located near the Texas gulf coast. In 2011 as a result of entering into the agreement with CL Realty to acquire certain assets, we offset $2,164,000 of deferred gains against our share of venture losses. In 2010, equity in earnings (loss) of unconsolidated ventures includes about $4,869,000 in gains that were previously deferred by us due to our continuing involvement with the property which was sold to a third party.

In 2011, segment earnings (loss) include a benefit of $1,741,000 as a result of settled litigation and $1,342,000 associated with reallocation of a previously recognized loss related to a foreclosure of a lien on a property owned by a consolidated venture. We allocated this loss to the noncontrolling financial interests as we believed the likelihood we will be subject to any potential lender liabilities related to this foreclosure is remote.

Revenues in our owned and consolidated ventures consist of:

	For the Year
	2012	2011	2010
	(In thousands)
Residential real estate	$51,369	$36,586	$24,540
Commercial real estate	8,320	736	352
Undeveloped land	18,924	40,517	20,111
Income producing properties	38,656	26,820	21,225
Other	2,846	1,509	2,041

Total revenues	$120,115	$106,168	$68,269

Residential real estate revenues principally consist of the sale of single-family developed lots to national, regional and local homebuilders. In 2012 and 2011, residential real estate revenues increased principally as a result of higher lot sales volume due to demand for finished lot inventory by homebuilders in markets where supply has diminished. In 2010, residential real estate revenues declined principally as a result of decreased demand for single-family lots due to the overall decline in the housing industry.

In 2012, commercial tract sales benefited from increased demand in our Texas markets as commercial credit became more readily available to third-party purchasers. In 2012, we sold about 83 commercial acres for $9,551,000 or $114,800 per acre from our owned and consolidated projects located in San Antonio, Houston, Dallas and Fort Worth, of which, $929,000 of profit was deferred as result of our continued involvement in post-closing construction obligations and will be recognized using the percentage of completion method. These sales generated combined segment earnings of $5,359,000. In 2011 and 2010, commercial real estate revenues were negatively impacted by limited availability of commercial real estate acquisition and development mortgages to potential third-party purchasers.

Market conditions for undeveloped land sales under our retail sales program remained challenging due to limited credit availability, low consumer confidence and alternate investment options to buyers in the marketplace. In 2012, undeveloped land sales include the sale of about 6,800 acres for $12,800,000 in three retail transactions resulting in combined segment earnings of about $9,700,000. In 2011, undeveloped land sales increased principally due to the sale of about 9,700 acres for $17,980,000. This sale represented a retail transaction of several non-contiguous tracts and resulted in segment earnings of about $13,396,000. In 2010, the average price per acre sold increased principally as a result of selling about 700 acres of land in the entitlement process for about $8,200 per acre.

In 2012, income producing properties revenue increased primarily as a result of construction revenues of $11,500,000 associated with our multifamily guaranteed maximum price construction contracts as general contractor. We are reimbursed for costs paid to sub-contractors plus earn a development and construction fee, and the sum of which is included in income producing properties revenue. In addition, 2012 and 2011 income producing revenues increased when compared with 2010 as a result of acquisitions and rent growth from a 401-unit multifamily investment property located in Houston, Texas, which was sold in 2012.

In 2012, other revenues include $1,611,000, from selling 11 acres of impervious cover rights to homebuilders resulting in about $1,416,000 in segment earnings.

Units sold in our owned and consolidated ventures consist of:

	For the Year
	2012	2011	2010
Residential real estate:
Lots sold	926	567	442
Average price per lot sold	$52,016	$56,697	$55,076
Commercial real estate:
Acres sold	83.2	4.0	2.4
Average price per acre sold	$114,846	$185,344	$146,047
Undeveloped land:
Acres sold	9,190	17,130	5,812
Average price per acre sold	$2,059	$2,365	$3,460

Operating expenses consist of:

	For the Year
	2012	2011	2010
	(In thousands)
Employee compensation and benefits	$10,261	$7,798	$6,188
Property taxes	7,903	7,881	7,205
Depreciation and amortization	4,340	5,259	2,924
Professional services	4,050	4,938	4,471
Environmental	173	2,652	148
Other	7,433	7,656	8,402

Total operating expenses	$34,160	$36,184	$29,338

In 2012, employee compensation and benefits increased primarily due to higher incentive compensation as a result of our improved operating results and value creation activities. In 2011, employee compensation and benefits increased principally due to developing and staffing our multifamily organization. In 2011, depreciation and amortization increased primarily as a result of a 401-unit multifamily investment property acquired in 2010 which we sold in 2012. In 2011, environmental costs increased principally as a result of a $2,500,000 charge related to environmental remediation activities at our San Joaquin River project located in Antioch, California.

Information about our real estate projects and our real estate ventures follows:

	Year-End
	2012	2011
Owned and consolidated ventures:
Entitled, developed and under development projects
Number of projects	67	54
Residential lots remaining	20,084	18,344
Commercial acres remaining	2,051	1,849
Undeveloped land and land in the entitlement process
Number of projects	15	16
Acres in entitlement process	26,070	27,590
Acres undeveloped	89,610	96,877
Ventures accounted for using the equity method:
Ventures’ lot sales (for the year)
Lots sold	439	550
Average price per lot sold	$52,080	$37,729
Ventures’ entitled, developed and under development projects
Number of projects	7	21
Residential lots remaining	3,716	8,767
Commercial acres sold (for the year)	12	22
Average price per acre sold	$239,754	$195,230
Commercial acres remaining	321	617
Ventures’ undeveloped land and land in the entitlement process
Acres sold (for the year)	135	19
Average price per acre sold	$2,600	$3,000
Acres undeveloped	5,655	5,790

We underwrite real estate development projects based on a variety of assumptions incorporated into our development plans, including the timing and pricing of sales and leasing and costs to complete development. Our development plans are periodically reviewed in comparison to our return projections and expectations, and we may revise our plans as business conditions warrant. If as a result of changes to our development plans the anticipated future net cash flows are reduced such that our basis in a project is not fully recoverable, we may be required to recognize a non-cash impairment charge for such project.

In 2012, we acquired from CL Realty and Temco, 14 entitled, developed and under development projects and interests in three ventures accounted for using the equity method. The acquired assets represented approximately 1,130 fully developed lots, 4,900 planned lots, and over 460 commercial acres at time of acquisition, principally in the major markets of Texas. We also acquired two multifamily development sites in Charlotte and Nashville for $16,651,000 and one single-family project in North Dallas for $8,951,000. In addition, we completed the construction on a 289-unit multifamily project in Austin and at year-end 2012 our investment in this project was $30,057,000. This property is being marketed for sale and is targeted to close in the first half of 2013.

Our net investment in owned and consolidated real estate by geographic location follows:

State	Entitled, Developed, and Under Development Projects	Undeveloped Land and Land in Entitlement	Income Producing Properties	Total
	(In thousands)
Texas	$301,879	$9,385	$55,259	$366,523
Georgia	23,467	56,622	—	80,089
Colorado	21,290	—	—	21,290
California	8,915	15,362	—	24,277
Tennessee	—	—	11,422	11,422
North Carolina	—	—	5,954	5,954
Other	6,276	1,319	—	7,595

Total	$361,827	$82,688	$72,635	$517,150

Over 70% of our net investment in real estate is in the major markets of Texas.

Mineral Resources

We lease portions of our 590,000 net mineral acres owned located principally in Texas, Louisiana, Georgia and Alabama to oil and natural gas companies in return for lease bonus, delay rental and royalty revenues and may exercise an option to participate in oil and natural gas production that may be discovered on our acreage. At year-end 2012, we have about 29,000 net acres under lease and about 39,000 net acres held by production by third-parties.

On September 28, 2012, we acquired 100 percent of the outstanding common stock of Credo in an all cash transaction for $14.50 per share, representing an equity purchase price of approximately $146,445,000. In addition, we paid in full $8,770,000 of Credo’s outstanding debt. Credo is an independent oil and natural gas exploration, development and production company based in Denver, Colorado. The acquired assets include leasehold interests in the Bakken and Three Forks formations of North Dakota, the Lansing – Kansas City formation in Kansas and Nebraska, and the Tonkawa and Cleveland formations in Texas.

With this acquisition we now own working interests in about 394 gross oil and natural gas wells, of which 136 are operated by us. These leasehold interests include approximately 6,000 net mineral acres in the Bakken and Three Forks formations. At year-end 2012, the assets represent approximately 162,000 net mineral acres leased from others and overriding royalty interests, of which 37,000 are held by production. In fourth quarter 2012, the operations from this acquisition generated approximately $10,134,000 in revenues and $2,040,000 in segment earnings.

A summary of our mineral resources results follows:

	For the Year
	2012	2011	2010
	(In thousands)
Revenues	$44,220	$24,584	$24,790
Cost of sales	(12,176)	(2,918)	(1,097)
Operating expenses	(10,972)	(7,037)	(2,982)

	21,072	14,629	20,711
Equity in earnings of unconsolidated ventures	509	1,394	2,072

Segment earnings	$21,581	$16,023	$22,783

Cost of sales represents our share of oil and natural gas production severance taxes, which are calculated based on a percentage of oil and natural gas produced, exploration expenses, depletion and costs related to our oil and natural gas working interests and delay rental payments related to groundwater leases in central Texas. In 2012, cost of sales includes $6,892,000 related to our acquisition of Credo at third quarter-end 2012.

Equity in earnings of unconsolidated ventures includes our share of royalty revenue from producing wells in the Barnett Shale natural gas formation.

Revenues consist of:

	For the Year
	2012	2011	2010
	(In thousands)
Royalties	$23,553	$18,079	$13,073
Working interests	12,650	1,160	651
Other lease revenues	8,017	5,345	11,066

Total revenues	$44,220	$24,584	$24,790

In 2012, royalty revenue increased principally as a result of increased oil and natural gas production which was partially offset by decreases in oil and natural gas prices in our owned and consolidated properties. Decrease in oil price is due to impact of decrease in prices of natural gas liquids. Increased oil production contributed about $8,465,000 which was offset by about $2,204,000 due to a decrease in oil prices. Increased natural gas production contributed about $1,125,000 which was offset by about $1,922,000 due to a decrease in natural gas prices.

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

In 2012, working interest revenues increased principally due to increased oil and natural gas production associated with our acquisition of Credo at third quarter-end 2012. Increased oil production contributed about $13,861,000, which was partially offset by decreased oil prices of about $3,239,000. Increased natural gas production contributed about $1,199,000, which was offset by decreased natural gas prices of about $331,000.

In 2012, other lease revenues include $5,319,000 in lease bonus payments received from leasing over 8,900 net mineral acres owned to third-parties for an average of about $600 per acre and $2,219,000 related to delay rental payments received.

In 2011, other lease revenues include $2,250,000 in lease bonus payments received from leasing about 8,100 net mineral acres owned to third-parties for an average of about $280 per acre, $1,555,000 related to a mineral seismic exploration agreement associated with 31,100 acres in Louisiana and $992,000 related to delay rental payments received.

In 2010, other lease revenues include $7,655,000 in lease bonus payments received from leasing about 16,900 net mineral acres owned to third-parties for an average of about $460 per acre and $2,168,000 related to delay rental payments received. In addition, other lease revenues include about $1,126,000 as a result of an option exercised to extend an existing lease on over 3,200 acres.

Oil and natural gas produced and average unit prices related to our royalty and working interests follows:

	For the Year
	2012	2011	2010
Consolidated entities:
Oil production (barrels)	371,300	151,900	115,400
Average price per barrel	$85.09	$96.84	$73.09
Natural gas production (millions of cubic feet)	1,667.7	1,128.6	1,223.6
Average price per thousand cubic feet	$2.76	$4.01	$4.32
Our share of ventures accounted for using the equity method:
Natural gas production (millions of cubic feet)	321.3	493.4	572.8
Average price per thousand cubic feet	$2.40	$3.81	$4.12
Total consolidated and our share of equity method ventures:
Oil production (barrels)	371,300	151,900	115,400
Average price per barrel	$85.09	$96.84	$73.09
Natural gas production (millions of cubic feet)	1,989.0	1,622.0	1,796.4
Average price per thousand cubic feet	$2.71	$3.95	$4.26
Total BOE (barrel of oil equivalent)(a)	702,800	422,200	414,800
Average price per barrel of oil equivalent	$52.61	$50.02	$38.77

(a)	Natural gas is converted to barrels of oil equivalent (BOE) using the conversion of six Mcf to one barrel of oil.

In fourth quarter 2012, operations acquired from Credo produced approximately 116,600 barrels of oil at an average price of $79.94 per barrel and 225 MMcf of natural gas at an average price of $3.64 per Mcf.

At year-end 2012, there were 936 productive gross wells of which 542 were operated by others on our owned mineral acres and 394 wells were associated with our third quarter acquisition of Credo, of which 136 were operated by us. At year-end 2011 and 2010, there were 530 and 494 productive gross wells that were operated by others on our owned mineral acres.

Operating expenses consist of:

	For the Year
	2012	2011	2010
	(In thousands)
Employee compensation and benefits	$4,737	$2,407	$1,182
Professional and consulting services	3,908	2,906	566
Depreciation	435	318	269
Property taxes	312	257	255
Other	1,580	1,149	710

Total operating expenses	$10,972	$7,037	$2,982

The increase in professional and consulting services in 2012 and 2011 when compared with 2010 is primarily due to non-cash amortization of contingent consideration paid to the seller of a water resources company acquired in 2010. These costs are being amortized ratably over the performance period assuming certain milestones are achieved by July 2014. Employee compensation and benefits increased as a result of incremental staffing to support our oil, natural gas and water interests. In 2012, total operating expenses include $1,202,000 related to our acquisition of Credo at third quarter-end 2012.

Mineral Interests Owned

A summary of our oil and natural gas net mineral interests (a) owned at year-end 2012 follows:

State	Unleased	Leased(b)	Held By Production(c)	Total(d)

Texas	213,000	12,000	27,000	252,000
Louisiana	115,000	17,000	12,000	144,000
Georgia	152,000	—	—	152,000
Alabama	40,000	—	—	40,000
California	1,000	—	—	1,000
Indiana	1,000	—	—	1,000

	522,000	29,000	39,000	590,000

(a)	Includes ventures.

(b)

Includes leases in primary lease term or for which a delayed rental payment has been received. In the ordinary course of business, leases covering a significant portion of leased net mineral acres owned may expire from time to time in a single reporting period.

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

Mineral Interests Leased

A summary of our net mineral acres leased from others at year-end 2012 as a result of our acquisition of Credo follows:

State	Undeveloped	Held By Production	Total(b)
Nebraska	77,000	2,000	79,000
Kansas	40,000	3,000	43,000
Oklahoma	—	17,000	17,000
North Dakota	4,000	2,000	6,000
Texas	1,000	2,000	3,000
Other(a)	3,000	11,000	14,000

	125,000	37,000	162,000

(a)	Includes approximately 8,400 net acres of overriding royalty interests.

(b)	Excludes approximately 15,000 net acres leased from others in Georgia, Alabama, and Texas not related to our acquisition of Credo.

Water Interests

In addition, we have water interests in about 1,534,000 acres, including a 45 percent nonparticipating royalty interest in groundwater produced or withdrawn for commercial purposes or sold from approximately 1,400,000 acres in Texas, Louisiana, Georgia and Alabama and about 20,000 acres of groundwater leases in central Texas. We have not received significant revenue or earnings from these interests.

Fiber Resources

Our fiber resources segment focuses principally on the management of our timber holdings and recreational leases. We have about 121,000 acres of timber we own directly or through ventures, primarily in Georgia, and about 17,000 acres of timber under lease. Our fiber resources segment revenues are principally derived from the sales of wood fiber from our land and leases for recreational uses.

A summary of our fiber resources results follows:

	For the Year
	2012	2011	2010
	(In thousands)
Revenues	$8,256	$4,821	$8,301
Cost of sales	(1,661)	(1,072)	(1,640)
Operating expenses	(2,296)	(2,060)	(2,274)

	4,299	1,689	4,387
Gain on sale of assets, primarily timber termination	694	181	671
Equity in earnings (loss) of unconsolidated ventures	63	23	—

Segment earnings	$5,056	$1,893	$5,058

In 2012, fiber resources segment earnings increased principally as a result of higher levels of harvesting activity.

Revenues consist of:

	For the Year
	2012	2011	2010
	(In thousands)
Fiber	$6,332	$3,229	$6,491
Recreational leases and other	1,924	1,592	1,810

Total revenues	$8,256	$4,821	$8,301

Fiber sold consists of:

	For the Year
	2012	2011	2010
Pulpwood tons sold	370,200	266,200	392,900
Average pulpwood price per ton	$9.83	$8.69	$9.93
Sawtimber tons sold	123,700	56,800	144,300
Average sawtimber price per ton	$21.77	$16.13	$17.94
Total tons sold	493,900	323,000	537,200
Average price per ton	$12.82	$10.00	$12.08

In 2012, total fiber tons sold increased principally as a result of accelerated harvesting levels to meet customer demand, primarily International Paper’s Rome, Georgia mill, and no longer delaying harvesting due to our previously announced strategic timberland sales initiative. The majority of our fiber sales were to International Paper at market prices. The decrease in total fiber tons sold in 2011when compared with 2010 is principally due to selling over 217,000 acres of timberland since year-end 2008.

Information about our recreational leases follows:

	For the Year
	2012	2011	2010
Average recreational acres leased	129,800	174,500	208,100
Average price per leased acre	$8.73	$8.80	$8.32

Operating expenses consist of:

	For the Year
	2012	2011	2010
	(In thousands)
Employee compensation and benefits	$1,039	$945	$1,115
Facility and long-term timber lease costs	466	445	424
Professional services	431	374	342
Other	360	296	393

Total operating expenses	$2,296	$2,060	$2,274

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

General and administrative expenses consist of:

	For the Year
	2012	2011	2010
	(In thousands)
Professional services	$9,468	$6,578	$2,937
Employee compensation and benefits	7,523	5,662	5,480
Depreciation and amortization	1,114	1,393	1,480
Insurance costs	944	1,083	1,235
Facility costs	766	800	1,214
Other	5,361	4,594	4,995

Total general and administrative expenses	$25,176	$20,110	$17,341

In 2012, professional services include $6,323,000 in transaction costs paid to outside advisors associated with our acquisition of Credo. In 2012, employee compensation and benefits increased primarily due to higher incentive compensation associated with our improved operating results and value creation activities. In 2011, professional services include $3,187,000 in costs paid to outside advisors associated with proposed private debt offerings that we withdrew as a result of deterioration in terms available to us in the capital markets.

Our share-based compensation expense fluctuates because a portion of our awards are cash settled and as a result are affected by changes in the market price of our common stock. In 2012, share-based compensation increased principally as a result of increase in our stock price and its impact on cash-settled awards. In 2011, share-based compensation decreased principally as a result of a decline in our stock price and its impact on cash-settled awards.

Gain on sale of assets represents gains associated with our 2009 strategic initiatives, which we completed in 2011. In 2011, we recognized gains of $61,784,000 from the sale of 57,000 acres of timberland and in 2010, we recognized gains of $28,607,000 from the sale of 24,000 acres of timberland.

In 2012, interest expense includes $4,448,000 loss on extinguishment of debt in connection with the amendment and extension of our term loan. Interest expense in 2012, excluding loss on extinguishment of debt, decreased principally due to lower interest rates and lower average levels of debt outstanding.

Income Taxes

Our effective tax rate and the benefit attributable to noncontrolling interests was 31 percent and 7 percent in 2012, 25 percent and 6 percent in 2011, and 30 percent and 3 percent in 2010. Our 2012 rate includes a benefit from percentage depletion associated with oil and natural gas produced and a charge from nondeductible acquisition expenses while our 2011 and 2010 rates include benefits for percentage depletion associated with oil and natural gas produced and charitable contributions related to timberland conservation.

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

Capital Resources and Liquidity

Sources and Uses of Cash

We operate in cyclical industries and our cash flows fluctuate accordingly. Our principal operating cash requirements are for the acquisition and development of real estate and investment in oil and natural gas leasing and production activities, either directly or indirectly through ventures, taxes, interest and compensation. Our principal sources of cash are proceeds from the sale of real estate and timber, the cash flow from oil and natural gas and income producing properties, borrowings, and reimbursements from utility and improvement districts. Operating cash flows are affected by the timing of the payment of real estate development expenditures and the collection of proceeds from the eventual sale of the real estate, the timing of which can vary substantially depending on many factors including the size of the project, state and local permitting requirements and availability of utilities, and by the timing of oil and natural gas leasing and production activities. Working capital is subject to operating needs, the timing of sales of real estate and timber, oil and natural gas leasing and production activities, collection of receivables, reimbursement from utility and improvement districts and the payment of payables and expenses.

Cash Flows from Operating Activities

Cash flows from our real estate development activities, undeveloped land sales, income producing properties, timber sales, oil and natural gas properties and recreational leases and reimbursements from utility and improvement districts are classified as operating cash flows.

Net cash provided by (used for) operations was ($26,022,000) in 2012, $34,992,000 in 2011 and $13,551,000 in 2010.

In 2012, our expenditures for real estate development and acquisitions significantly exceeded non-cash real estate cost of sales, principally as result of acquiring real estate assets from CL Realty and Temco for $47,000,000. Subsequent to closing of this acquisition, we received $23,370,000 from the ventures, representing our pro-rata share of distributable cash. We invested $17,334,000 in construction of a 289-unit multifamily development property near Austin which was completed at year-end 2012. We acquired two multifamily development sites in Charlotte and Nashville for $16,651,000, acquired a single-family development project near Dallas for $8,951,000 and we paid $21,678,000 in federal and state taxes, net of refunds. In addition, we received $24,294,000 in net proceeds from a consolidated venture’s bulk sale of 800 acres near Dallas, $10,759,000 in reimbursements from two new multifamily ventures which represents our venture partners’ pro-rata share of costs we previously incurred and $8,524,000 in reimbursements from utility and improvement districts.

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

In 2010, operating cash flow was adversely affected by lower operating income primarily due to difficult conditions in the housing industry and lower proceeds from timberland sales in accordance with our 2009 strategic initiatives. Expenditures for real estate development were slightly less than non-cash cost of real estate sales due to a reduction in real estate development. In 2010, we sold about 24,000 acres of timberland in Georgia, Alabama and Texas generating net proceeds of $38,040,000, of which $24,392,000 was held by a qualified intermediary under IRC Section 1031.

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

In 2012, net cash (used for) investing activities was ($105,119,000) principally due to our acquisition of Credo for $152,915,000 purchase price, net of cash acquired. In addition, we invested in $21,416,000 in oil and natural gas properties and equipment. Partially offsetting our investment in Credo and oil and natural gas properties were proceeds received from the sale of our 25 percent ownership interest in Palisades West LLC for $32,095,000 and $29,474,000 in net proceeds from the sale of Broadstone Memorial, a 401-unit multifamily investment property in Houston. We also invested $2,735,000 in property and equipment, software and reforestation and received $10,336,000 in net distributions from unconsolidated ventures, of which $6,850,000 is associated with a venture’s sale of Las Brisas, a 414-unit multifamily property near Austin, representing a return of our investment.

In 2011, net cash (used for) investing activities was ($4,895,000). We invested $4,304,000 in oil and natural gas properties and equipment associated with our working interests and $2,044,000 in property, equipment, software and reforestation. Net cash return of investment in our unconsolidated ventures was $1,060,000.

In 2010, net cash (used for) investing activities was ($26,597,000). We acquired a 401 unit, multifamily investment property in Houston, Texas for $49,100,000. We used $23,045,000 of the proceeds held by a qualified intermediary under Internal Revenue Code Section 1031 and $26,500,000 of non-recourse borrowings to fund this acquisition. In addition, we acquired a water resources company in central Texas for $12,000,000.

Cash Flows from Financing Activities

In 2012, net cash provided by financing activities was $123,219,000. Our net increase in borrowings of $129,416,000 was principally used to fund our acquisition of Credo and our real estate development and acquisition expenditures and our investment in oil and natural gas properties. We paid $5,883,000 in financing fees primarily related to the amendment and extension of our senior secured credit facility. Also, in 2012, our other consolidated debt decreased by $57,491,000, of which $26,500,000 was due to the sale of Broadstone Memorial, a 401-unit multifamily investment property in Houston and the buyer’s assumption of the debt and $30,991,000 was due to our consolidated venture’s bulk sale of 800 acres in Dallas and the buyer’s assumption of debt. We also purchased about 94,450 shares of our common stock for $1,409,000 which was offset by $1,430,000 in proceeds from exercise of stock options.

In 2011, net cash (used for) financing activities was ($17,180,000) as we repurchased about 907,000 shares of our common stock for $12,977,000 and incurred $3,750,000 in deferred financing fees primarily related to supplementing and amending our senior secured credit facility.

In 2010, net cash (used for) financing activities was ($2,639,000) as we repurchased about 1,001,000 shares of our common stock for $15,178,000 and incurred $6,304,000 in bank fees primarily related to our amendment and extension of our senior credit facility, which was partially offset by a net increase in our debt of $18,170,000 which is principally due to $26,500,000 in non-recourse borrowings used to finance a 401 unit, multifamily investment property acquired in fourth quarter 2010.

Liquidity and Contractual Obligations

Liquidity

In 2012, we entered into a Second Amended and Restated Revolving and Term Credit Agreement in order to consolidate previous amendments and to effect the following principal amendments to: increase the term loan commitment from $130,000,000 to $200,000,000; extend the maturity date of the revolving loan to September 14, 2015 (with a one-year extension option) and of the term loan to September 14, 2017; reduce the interest rate spread over LIBOR from 4.5 percent to 4.0 percent, and eliminate the LIBOR rate floor of 2 percent; increase the minimum interest coverage ratio from 1.05x to 1.50x; reduce the unused fee rate from 0.45 percent per annum to 0.25 percent – 0.35 percent per annum based on usage; and eliminate the minimum value to commitment ratio covenant and replace it with a reduction to the borrowing base to the extent the ratio of the value of assets in the borrowing base to the aggregate commitments under the facility is less than 1.50x.We incurred fees of $5,486,000 related to this amendment. The amendment and restatement of the term loan was an extinguishment of debt under the accounting guidance and as result, we recognized a $4,448,000 loss in 2012 which is included in interest expense.

On September 28, 2012 we acquired 100 percent of outstanding stock of Credo in an all cash transaction for $14.50 per share, representing an equity purchase price of approximately $146,445,000. In addition, we paid in full $8,770,000 of Credo’s outstanding debt. This transaction was funded with approximately $70,000,000 in borrowings from our term loan, $35,000,000 in borrowings from our revolving line of credit with the balance paid from cash and short-term investments.

At year-end 2012, our senior secured credit facility provides for a $200,000,000 term loan and a $200,000,000 revolving line of credit. The term loan and revolving line of credit may be prepaid at any time without penalty. The revolving line of credit includes a $100,000,000 sublimit for letters of credit, of which $2,807,000 is outstanding at year-end 2012. Total borrowings under our senior secured credit facility (including the face amount of letters of credit) may not exceed a borrowing base formula. At year-end 2012, net unused borrowing capacity under our senior secured credit facility is calculated as follows:

Senior Credit Facility
(In thousands)
Borrowing base availability	$400,000
Less: borrowings	(244,000)
Less: letters of credit	(2,807)

Unused borrowing capacity	$153,193

Our unused borrowing capacity during 2012 ranged from a high of $170,396,000 to a low of $145,507,000. This facility is used primarily to fund our operating cash needs, which fluctuate due to timing of residential real estate sales, undeveloped land sales, oil and natural gas leasing and production activities and mineral lease bonus payments received, timber sales, payment of accounts payables and expenses and capital expenditures.

Our senior credit facility and other debt agreements contain financial covenants customary for such agreements including minimum levels of interest coverage and limitations on leverage. At year-end 2012, we were in compliance with the financial covenants of these agreements.

The following table details our compliance with the financial and other covenants calculated as provided in the senior credit facility:

Financial Covenant	Requirement	Year-End 2012
Interest Coverage Ratio(a)	≥1.50:1.0	5.56:1.0
Revenues/Capital Expenditures Ratio(b)	≥1.00:1.0	1.88:1.0
Total Leverage Ratio(c)	≤40%	29.7%
Net Worth(d)	≥$449 million	$516 million
Collateral Value to Loan Commitment Ratio(e)	≥1.50:1.0	1.87:1.0

(a)

Calculated as EBITDA (earnings before interest, taxes, depreciation, depletion and amortization), plus non-cash compensation expense, plus other non-cash expenses, divided by interest expense excluding loan fees. This covenant is applied at the end of each quarter on a rolling four quarter basis.

(b)

Calculated as total gross revenues (excluding the revenues of the Credo Entities), plus our pro rata share of the operating revenues from unconsolidated ventures, divided by capital expenditures. Capital expenditures are defined as consolidated development and acquisition expenditures plus our pro rata share of unconsolidated ventures’ development and acquisition expenditures. This covenant is applied at the end of each quarter on a rolling four quarter basis.

(c)

Calculated as total funded debt divided by adjusted asset value. Total funded debt includes indebtedness for borrowed funds, secured liabilities, reimbursement obligations with respect to letters of credit or similar instruments, and our pro-rata share of joint venture debt outstanding. Adjusted asset value is defined as the sum of unrestricted cash and cash equivalents, timberlands, high value timberlands, raw entitled lands, entitled land under development, minerals business, Credo asset value, Special improvement district receipts (SIDR) reimbursements value, Cibolo Resort Special improvement district hotel occupancy tax (SIDHT) value and other real estate owned at book value without regard to any indebtedness and our pro rata share of joint ventures’ book value without regard to any indebtedness. This covenant is applied at the end of each quarter.

(d)

Calculated as the amount by which consolidated total assets (excluding Credo acquisition goodwill over $50,000,000) exceeds consolidated total liabilities. At year-end 2012, the requirement is $449,000,000 computed as: $441,000,000 plus 85 percent of the aggregate net proceeds received by us from any equity offering, plus 75 percent of all positive net income, on a cumulative basis. This covenant is applied at the end of each quarter.

(e)

Calculated as the total collateral value of timberland, high value timberland and our minerals business, raw entitled land that is part of mortgaged property, Credo asset value, SIDR reimbursements value, Cibolo Resort SIDHT value divided by total aggregate loan commitment. This covenant is applied at the end of each quarter.

To make additional investments, acquisitions, or distributions, we must maintain available liquidity equal to 10 percent of the aggregate commitments in place. At year-end 2012, the minimum liquidity requirement was $40,000,000, compared with $159,745,000 in actual available liquidity based on the unused borrowing capacity under our senior secured credit facility plus unrestricted cash and cash equivalents. As of year-end 2012, we were in compliance with these requirements. The failure to maintain such minimum liquidity does not constitute a default or event of default of our senior secured credit facility. In addition, we may elect to make distributions so long as the total leverage ratio is less than 30%, the interest coverage is greater than 3.0:1.0, the revenues / capital expenditures ratio exceeds 1.5:1.0, and available liquidity is not less than $125,000,000.

In 2012, we obtained a loan for construction of a 289-unit multifamily development project located near Austin which provides up to $19,548,000 in financing. The interest rate on the loan is equal to 1.75 basis points plus the highest base rate of (i) the lender’s prime rate, (ii) the Federal Funds Open Rate plus 50 basis points, and (iii) the Daily LIBOR Rate plus 100 basis points or if LIBOR option is chosen then the Daily LIBOR Rate plus 225 basis points. The loan has an initial term of 36 months and may be extended for two additional 12-month periods based on certain specified conditions. At year-end 2012, we have $18,771,000 outstanding on this loan.

3.75% Convertible Senior Notes due 2020

On February 20, 2013, we entered into an underwriting agreement to sell $125,000,000 aggregate principal amount of 3.75% Convertible Senior Notes due 2020 (Notes), which includes $15,000,000 aggregate principal amount as a result of the underwriters exercising in full their option to purchase additional Notes. We closed the sale of the Notes on February 26, 2013.

The Notes will pay interest semiannually at a rate of 3.75 percent per annum and will mature on March 1, 2020. The Notes will have an initial conversion rate of 40.8351 per $1,000 principal amount (equivalent to a conversion price of approximately $24.49 per share of common stock and a conversion premium of 37.5 percent based on the closing share price of $17.81 per share of our common stock on February 20, 2013). The initial conversion rate is subject to adjustment upon the occurrence of certain events. Prior to November 1, 2019, the Notes will be convertible only upon certain circumstances, and thereafter will be convertible at any time prior to the close of business on the second scheduled trading day prior to maturity. Upon conversion, holders will receive cash, shares of our common stock or a combination thereof at our election.

Net proceeds from the offering were used to repay $68,000,000 under our revolving line of credit, and we also intend to use net proceeds for general corporate purposes, including investments in oil and natural gas exploration and drilling and real estate acquisition and development.

Contractual Obligations

At year-end 2012, contractual obligations consist of:

	Payments Due or Expiring by Year
	Total	2013	2014-15	2016-17	Thereafter
	(In thousands)
Debt(a)	$294,063	$8,683	$81,838	$203,542	$—
Interest payments on debt	47,964	12,193	21,837	13,934	—
Purchase obligations	27,741	27,741	—	—	—
Operating leases	17,041	2,742	5,450	4,557	4,292
Other commitments	45	45	—	—	—

Total	$386,854	$51,404	$109,125	$222,033	$4,292

(a)	Items included in our balance sheet.

Interest payments on debt include interest payments related to our fixed rate debt and estimated interest payments related to our variable rate debt. Estimated interest payments on variable rate debt were calculated assuming that the outstanding balances and interest rates that existed at year-end 2012 remain constant through maturity.

Purchase obligations are defined as legally binding and enforceable agreements to purchase goods and services. Our purchase obligations include commitments for land acquisition and land development, engineering and construction contracts for development and service contracts.

Our operating leases are for timberland, facilities, equipment and groundwater. In 2008, we entered into a 10-year agreement to lease approximately 32,000 square feet in Austin, Texas as our corporate headquarters. At year-end 2012, the remaining contractual obligation is $7,794,000. Also included in operating leases is a long-term timber lease of about 16,000 acres that has a remaining lease term of 13 years and a remaining contractual obligation of $4,801,000 and about 20,000 acres of groundwater leases in central Texas with remaining contractual obligations of $2,454,000.

We have other long-term liabilities that are not included in the table because they do not have scheduled maturities.

Off-Balance Sheet Arrangements

From time to time, we enter into off-balance sheet arrangements to facilitate our operating activities. At year-end 2012, our off-balance sheet unfunded arrangements, excluding contractual interest payments, purchase obligations, operating lease obligations and venture contributions included in the table of contractual obligations, consist of:

	Payments Due or Expiring by Year
	Total	2013	2014-15	2016-17	Thereafter
	(In thousands)
Performance bonds	$31,102	$30,879	$223	$—	$—
Standby letters of credit	2,807	1,287	1,520	—	—
Recourse obligations	1,812	628	236	57	891

Total	$35,721	$32,794	$1,979	$57	$891

Performance bonds, letters of credit and recourse obligations provided on behalf of certain ventures would be drawn on due to failure to satisfy construction obligations as general contractor or for failure to timely deliver streets and utilities in accordance with local codes and ordinances. In connection with our unconsolidated venture operations, we have provided performance bonds and letters of credit aggregating $26,630,000 at year-end 2012.

In 2012, CJUF III RH Holdings, an equity method venture in which we own a 25 percent interest, obtained a senior secured construction loan in the amount of $23,936,000 to develop a 257-unit multifamily property in downtown Austin. There is no significant balance outstanding at year-end 2012. We have a construction completion guaranty, a repayment guaranty for 20 percent of the principal balance and unpaid accrued interest, and a standard non-recourse carve-out guaranty. The repayment guaranty will reduce from 20 percent to 0 percent upon achievement of certain conditions.

In 2012, FMF Peakview, an equity method venture in which we own a 20 percent interest, obtained a senior secured construction loan in the amount of $31,550,000 to develop a 304-unit multifamily property in Denver. There is no balance outstanding at year-end 2012. We have a construction completion guaranty, a repayment guaranty for 25 percent of the principal and unpaid accrued interest, and a standard non-recourse carve-out guaranty. Our sources of funding are our operating cash flows and borrowings under our senior credit facility. Our contractual obligations due in 2012 will likely be paid from operating cash flows and from borrowings under our senior credit facility.

At year-end 2012, we participate in three partnerships that have total assets of $15,533,000 and total liabilities of $48,123,000, which includes $31,792,000 of borrowings classified as current maturities. These partnerships are managed by third parties who intend to extend or refinance these borrowings; however, there is no assurance that this can be done. Although these borrowings are guaranteed by third parties, we may under certain circumstances elect or be required to provide additional equity to these partnerships. We do not believe that the ultimate resolution of these matters will have a significant effect on our earnings or financial position. Our investment in these partnerships is $397,000 at year-end 2012. These three partnerships are variable interest entities.

Cibolo Canyons — San Antonio, Texas

Cibolo Canyons consists of the JW Marriott® San Antonio Hill Country Resort & Spa development owned by third parties and a mixed-use development we own. We have about $78,096,000 invested in Cibolo Canyons at year-end 2012.

Resort Hotel, Spa and Golf Development

In 2007, we entered into agreements to facilitate third-party construction and ownership of the JW Marriott ® San Antonio Hill Country Resort & Spa, which includes a 1,002 room destination resort and two PGA Tour ® Tournament Players Club ® (TPC) golf courses. Under these agreements, we agreed to transfer to third-party owners 700 acres of undeveloped land, to provide $30,000,000 cash and to provide $12,700,000 of other consideration principally consisting of golf course construction materials, all of which has been provided.

In exchange for our commitment to the resort, the third-party owners assigned to us certain rights under an agreement between the third-party owners and a legislatively created Special Improvement District (SID). This agreement includes the right to receive from the SID nine percent of hotel occupancy revenues and 1.5 percent of other resort sales revenues collected as taxes by the SID through 2034. The amount we receive will be net of annual ad valorem tax reimbursements by the SID to the third-party owners of the resort through 2020. In addition, these payments will be net of debt service, if any, on bonds issued by the SID collateralized by hotel occupancy tax and other resort sales tax through 2034.

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

In 2012, we received $2,850,000 in reimbursements from the SID. Since inception, we have received $10,756,000 in reimbursements and have accounted for this as a reduction of our investment. At year-end 2012, we have $32,517,000 invested in the resort development.

Mixed-Use Development

The mixed-use development we own consists of 2,100 acres planned to include about 1,475 residential lots and about 150 commercial acres designated for multifamily and retail uses, of which 734 lots and 96 commercial acres have been sold through year-end 2012.

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

Through year-end 2012, we have submitted and received approval for reimbursement of about $57,322,000 of infrastructure costs and have received reimbursements totaling $23,070,000, of which $550,000 was received in 2012, $1,750,000 was received in 2011 and $500,000 in 2010 and $20,270,000 in 2009, all were accounted for as a reduction of our investment in the mixed-use development. At year-end 2012, we have $34,252,000 in approved and pending reimbursements, excluding interest. At year-end 2012, we have $45,579,000 invested in the mixed-use development.

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

•

Impairment of Real Estate Long-Lived Assets — Measuring real assets for impairment requires estimating future fair values based on our intentions as to holding periods, future operating cash flows and the residual value of assets under review, primarily undeveloped land. Depending on the asset under review, we use varying methods to determine fair value, such as discounting expected future cash flows, determining resale values by market, or applying a capitalization rate to net operating income using prevailing rates in a given market. Changes in economic conditions, demand for real estate, and the projected net operating income for a specific property will inevitably change our estimates.

•

Impairment of Oil and Natural Gas Properties — Measuring oil and natural gas properties for impairment requires significant amount of judgment since the results are based on estimated future events. Such events include a projection of future oil and natural gas sales prices, an estimate of the ultimate amount of recoverable proved oil and natural gas reserves that will be produced from a field, the timing of this future production, future costs to produce the oil and natural gas, and future inflation levels. The need to test a property for impairment can be based on several factors, including a significant reduction in commodity prices for oil and natural gas, unfavorable adjustments to reserves or other changes to contracts, environmental regulations or tax laws. Due to the uncertainty inherent in these factors, we cannot predict the amount of impairment charges that may be recorded in the future.

•

Goodwill impairment — Measuring goodwill for impairment which is required annually requires estimation of future cash flows and fair values of related assets based on certain key factors, including future selling prices and volumes, observable market inputs, weighted average cost of capital, operating expenses and various other projected operating economic factors. Changes in economic and operating conditions can affect these assumptions and could result in additional interim testing and goodwill impairment charges in the future periods.

•

Share-Based Compensation — We use the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the stock price as well as assumptions regarding a number of other variables. These variables include expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors (term of option), risk-free interest rate and expected dividends. We have limited historical experience as a stand-alone company so we utilized alternative methods in determining our valuation assumptions. The expected life was based on the simplified method utilizing the midpoint between the vesting period and the contractual life of the awards. In 2012 and 2011, the expected stock price volatility was based on a blended rate utilizing our historical volatility and historical prices of our peers’ common stock for a period corresponding to the expected life of the options. In 2010 and 2009, the expected stock price volatility was based on historical prices of our peers’ common stock for a period corresponding to the expected life of the options. Pre-vesting forfeitures are estimated based upon the pool of participants and their expected activity and historical trends.

•

Asset Retirement Obligations — We make estimates of the future costs of the retirement obligations of our producing oil and natural gas properties. Estimating future costs involves significant assumptions and judgments regarding such factors as estimated costs of plugging and abandonment, timing of settlements, discount rates and inflation rates. Such cost estimates could be subject to significant revisions in subsequent years due to changes in regulatory requirements, technological advances and other factors which may be difficult to predict.

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

•

Oil and Natural Gas Reserves — The estimation of oil and natural gas reserves is a significant estimate which affect the amount of non-cash depletion expense we record as well as impairment analysis we perform. On an annual basis, our consulting petroleum engineering firm, with our assistance, prepares estimates of crude oil and natural gas reserves based on available geologic and seismic data, reservoir pressure data, core analysis reports, well logs, analogous reservoir performance history, production data and other available sources of engineering, geological and geophysical information. Oil and natural gas prices are volatile and largely affected by worldwide or domestic production and consumption and are outside our control.

Adopted and Pending Accounting Pronouncements

We adopted two new accounting pronouncements in 2012, the adoption of which did not have a significant effect on our earnings or financial position. There are two pending accounting pronouncements that we will be required to adopt in 2013 and adoption is not anticipated to have a significant effect on our earnings or financial position. Please read Note 2 — New Accounting Pronouncements to the Consolidated Financial Statements.

Effects of Inflation

Inflation has had minimal effects on operating results the past three years. Our real estate, oil and natural gas properties, timber, and property and equipment are carried at historical costs. If carried at current replacement costs, the cost of real estate sold, timber cut, and depreciation expense would have been significantly higher than what we reported.

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

Interest Rate Risk

Our interest rate risk is principally related to our variable-rate debt. Interest rate changes impact earnings due to the resulting increase or decrease in our variable-rate debt, which was $290,074,000 at year-end 2012 and $191,656,000 at year-end 2011.

The following table illustrates the estimated effect on our pre-tax income of immediate, parallel, and sustained shifts in interest rates for the next 12 months on our variable-rate debt at year-end 2012, with comparative year-end 2011 information. This estimate assumes that debt reductions from contractual payments will be replaced with short-term, variable-rate debt; however, that may not be the financing alternative we choose.

	At Year-End
Change in Interest Rates	2012	2011
	(In thousands)
+2%	$(5,801)	$(3,296)
+1%	(2,901)	(1,917)
-1%	2,901	1,917
-2%	5,697	3,833

Foreign Currency Risk

We have no exposure to foreign currency fluctuations.

Commodity Price Risk

We have exposure to commodity price fluctuations which can materially affect our revenues and cash flows. To manage our exposure to commodity price risks associated with the sale of oil and natural gas, we may periodically enter into derivative hedging transactions for a portion of our estimated production. We do not have any commodity derivative positions outstanding at year-end 2012.

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

Management conducted the required assessment of the effectiveness of our internal control over financial reporting as of year-end. Based upon this assessment, management believes that our internal control over financial reporting is effective as of year-end 2012.

We completed the acquisition of CREDO Petroleum Corporation (Credo) on September 28, 2012. Due to the timing of the acquisition, we have excluded Credo from our evaluation of the effectiveness of internal controls over financial reporting.

Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Form 10-K, has also audited our internal control over financial reporting. Their attestation report follows this report of management.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Forestar Group Inc.:

We have audited Forestar Group Inc. and subsidiaries (Forestar Group) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Forestar Group’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Forestar Petroleum Corporation (formerly known as CREDO Petroleum Corporation), which is included in the 2012 consolidated financial statements of Forestar Group and constituted $194,358,000 and $156,751,000 of total and net assets, respectively, as of December 31, 2012 and $10,134,000 and $1,536,000 of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Forestar Group also did not include an evaluation of the internal control over financial reporting of Forestar Petroleum Corporation.

In our opinion, Forestar Group maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Forestar Group as of December 31, 2012 and December 31, 2011 and the related consolidated statements of income and comprehensive income, equity, and cash flows for each of the three years ended December 31, 2012 and our report dated March 14, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas

March 14, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Forestar Group Inc.:

We have audited the accompanying consolidated balance sheets of Forestar Group Inc. and subsidiaries (Forestar Group) as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Forestar Group Inc. at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all materials respects the information set forth therein. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Forestar Group’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2013 expressed an unqualified opinion thereon.

Ernst & Young LLP

Austin, Texas

March 14, 2013

FORESTAR GROUP INC.

CONSOLIDATED BALANCE SHEETS

	At Year-End
	2012	2011
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$10,361	$18,283
Real estate	517,150	565,367
Oil and natural gas properties and equipment, net of accumulated depletion of $4,657 in 2012 and $155 in 2011	158,427	4,561
Investment in unconsolidated ventures	41,546	64,223
Timber	12,293	14,240
Receivables, net	33,623	23,281
Prepaid expenses	6,455	2,931
Property and equipment, net of accumulated depreciation of $5,721 in 2012 and $5,164 in 2011	4,859	5,178
Deferred tax asset, net	54,748	72,942
Goodwill and other intangible assets	63,868	5,451
Other assets	15,104	18,400

TOTAL ASSETS	$918,434	$794,857

LIABILITIES AND EQUITY
Accounts payable	$25,800	$5,044
Accrued employee compensation and benefits	5,667	1,421
Accrued property taxes	4,231	4,986
Accrued interest	1,168	1,086
Income taxes payable	587	8,501
Other accrued expenses	15,168	7,716
Other liabilities	38,203	33,304
Debt	294,063	221,587

TOTAL LIABILITIES	384,887	283,645

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Forestar Group Inc. shareholders’ equity:
Common stock, par value $1.00 per share, 200,000,000 authorized shares, 36,946,603 issued at December 31, 2012 and 36,835,732 issued at December 31, 2011	36,947	36,836
Additional paid-in capital	407,206	398,517
Retained earnings	121,097	108,155
Treasury stock, at cost, 2,327,623 shares at December 31, 2012 and 2,212,876 shares at December 31, 2011	(35,762)	(33,982)

Total Forestar Group Inc. shareholders’ equity	529,488	509,526
Noncontrolling interests	4,059	1,686

TOTAL EQUITY	533,547	511,212

TOTAL LIABILITIES AND EQUITY	$918,434	$794,857

Please read the notes to the consolidated financial statements.

FORESTAR GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Year
	2012	2011	2010
	(In thousands, except per share amounts)
REVENUES
Real estate sales and other	$81,459	$79,348	$47,043
Commercial and income producing properties	38,656	26,820	21,226

Real estate	120,115	106,168	68,269
Mineral resources	44,220	24,584	24,790
Fiber resources and other	8,256	4,821	8,301

	172,591	135,573	101,360
EXPENSES
Cost of real estate sales and other	(40,400)	(44,929)	(27,503)
Cost of commercial and income producing properties	(29,639)	(18,046)	(17,982)
Cost of mineral resources	(12,176)	(2,918)	(1,097)
Cost of fiber resources and other	(1,661)	(1,072)	(1,640)
Other operating	(55,213)	(49,132)	(40,950)
General and administrative	(32,320)	(23,326)	(22,581)

	(171,409)	(139,423)	(111,753)
GAIN ON SALE OF ASSETS	25,983	61,965	29,278

OPERATING INCOME	27,165	58,115	18,885
Equity in earnings (loss) of unconsolidated ventures	14,469	(29,209)	4,701
Interest expense	(19,363)	(17,012)	(16,446)
Other non-operating income	3,621	368	1,164

INCOME BEFORE TAXES	25,892	12,262	8,304
Income tax expense	(8,016)	(3,021)	(2,470)

CONSOLIDATED NET INCOME	17,876	9,241	5,834
Less: Net (income) attributable to noncontrolling interests	(4,934)	(2,087)	(709)

NET INCOME ATTRIBUTABLE TO FORESTAR GROUP INC.	$12,942	$7,154	$5,125

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	35,214	35,413	35,893
Diluted	35,482	35,781	36,377
NET INCOME PER COMMON SHARE
Basic	$0.37	$0.20	$0.14
Diluted	$0.36	$0.20	$0.14
COMPREHENSIVE INCOME
Consolidated net income	$17,876	$9,241	$5,834
Change in fair value of interest rate swap agreement (matured in 2010)	—	—	393
Income tax effect of change in fair value	—	—	(137)

Total comprehensive income	17,876	9,241	6,090
Less: Comprehensive income attributable to noncontrolling interests	(4,934)	(2,087)	(709)

COMPREHENSIVE INCOME ATTRIBUTABLE TO FORESTAR GROUP INC.	$12,942	$7,154	$5,381

Please read the notes to the consolidated financial statements.

FORESTAR GROUP INC.

CONSOLIDATED STATEMENTS OF EQUITY

		Forestar Group Inc. Shareholders
							Accumulated Other Comprehensive Income
				Additional Paid-in Capital
		Common Stock			Treasury Stock			Retained Earnings	Noncontrolling Interest
	Total	Shares	Amount		Shares	Amount
				(In thousands, except share data)
Balances at December 31, 2009	$518,335	36,255,336	$36,255	$384,795	(209,544)	$(4,214)	$(256)	$95,876	$5,879
Net income	5,834	—	—	—	—	—	—	5,125	709
Unrealized gain on interest rate swap, net of taxes of ($137)	256	—	—	—	—	—	256	—	—

Comprehensive income	$6,090
Distributions to noncontrolling interest	(2,690)	—	—	—	—	—	—	—	(2,690)
Contributions from noncontrolling interest	817	—	—	—	—	—	—	—	817
Issuances of common stock	—	2,585	3	(3)	—	—	—	—	—
Issuances of restricted stock	—	308,697	309	(309)	—	—	—	—	—
Issuances from exercises of stock options	1,199	91,078	91	1,108	—	—	—	—	—
Issuances from restricted stock units	165	9,514	9	156	—	—	—	—	—
Shares withheld for payroll taxes	(7)	—	—	—	(389)	(7)	—	—	—
Shares exchanged for options exercised	(54)	—	—	—	(2,858)	(54)	—	—	—
Shares repurchased	(15,178)	—	—	—	(1,000,987)	(15,178)	—	—	—
Forfeitures of restricted stock	—	—	—	3	(2,869)	(3)	—	—	—
Share-based compensation	5,572	—	—	5,572	—	—	—	—	—
Tax benefit from exercise of restricted stock units and stock options and vested restricted stock	30	—	—	30	—	—	—	—	—

Balances at December 31, 2010	$514,279	36,667,210	$36,667	$391,352	(1,216,647)	$(19,456)	$—	$101,001	$4,715
Net income	9,241	—	—	—	—	—	—	7,154	2,087
Distributions to noncontrolling interest	(5,259)	—	—	—	—	—	—	—	(5,259)
Contributions from noncontrolling interest	143	—	—	—	—	—	—	—	143
Issuances of common stock	—	1,347	1	(1)	—	—	—	—	—
Issuances of restricted stock	—	39,595	40	(40)	—	—	—	—	—
Issuances from exercises of stock options	1,470	127,580	128	1,342	—	—	—	—	—
Shares withheld for payroll taxes	(1,367)	—	—	—	(77,562)	(1,367)	—	—	—
Shares exchanged for options exercised	(180)	—	—	—	(9,795)	(180)	—	—	—
Shares repurchased	(12,977)	—	—	—	(906,708)	(12,977)	—	—	—
Forfeitures of restricted stock	—	—	—	2	(2,164)	(2)	—	—	—
Share-based compensation	5,972	—	—	5,972	—	—	—	—	—
Tax benefit from exercise of restricted stock units and stock options and vested restricted stock	(110)	—	—	(110)	—	—	—	—	—

Balances at December 31, 2011	$511,212	36,835,732	$36,836	$398,517	(2,212,876)	$(33,982)	$—	$108,155	$1,686
Net income	17,876	—	—	—	—	—	—	12,942	4,934
Distributions to noncontrolling interest	(3,694)	—	—	—	—	—	—	—	(3,694)
Contributions from noncontrolling interest	1,133	—	—	—	—	—	—	—	1,133
Issuances of common stock	—	18,469	19	(19)	—	—	—	—	—
Issuances of restricted stock	300	—	—	(129)	27,934	429	—	—	—
Issuances from exercises of stock options	1,430	92,402	92	899	28,496	439	—	—	—
Shares withheld for payroll taxes	(968)	—	—	—	(59,603)	(968)	—	—	—
Shares exchanged for options exercised	(271)	—	—	—	(17,124)	(271)	—	—	—
Shares repurchased	(1,409)	—	—	—	(94,450)	(1,409)	—	—	—
Forfeitures of restricted stock	—	—	—	—	—	—	—	—	—
Share-based compensation	7,572	—	—	7,572	—	—	—	—	—
Tax benefit from exercise of restricted stock units and stock options and vested restricted stock	366	—	—	366	—	—	—	—	—

Balances at December 31, 2012	$533,547	36,946,603	$36,947	$407,206	(2,327,623)	$(35,762)	$—	$121,097	$4,059

Please read the notes to the consolidated financial statements.

FORESTAR GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year
	2012	2011	2010
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$17,876	$9,241	$5,834
Adjustments:
Depreciation, depletion and amortization	18,926	10,802	10,558
Deferred income taxes	(6,506)	(27,177)	(6,527)
Tax benefits not recognized for book purposes	151	(147)	133
Equity in (earnings) loss of unconsolidated ventures	(14,469)	29,209	(4,701)
Distributions of earnings of unconsolidated ventures	3,251	6,597	1,609
Distributions of earnings to noncontrolling interests	(3,804)	(4,860)	(1,881)
Proceeds from consolidated ventures’ sale of assets, net	24,294	—	—
Non-cash share-based compensation	14,929	7,067	11,596
Non-cash real estate cost of sales	39,360	34,137	18,261
Non-cash cost of assets sold	—	24,931	9,503
Dry hole exploration costs	1,069	—	—
Proceeds reinvested through qualified intermediary	—	—	(23,045)
Real estate development and acquisition expenditures, net	(91,940)	(66,997)	(16,660)
Acquisition of loan secured by real estate	—	(21,137)	—
Reimbursements from utility and improvement districts	8,524	10,461	4,752
Other changes in real estate	1,384	(284)	179
Deferred income	1,070	32	1,307
Asset impairments	—	11,525	9,042
Gain on sale of assets	(25,983)	(134)	(394)
Other	(21)	73	(16)
Changes in:
Notes and accounts receivables	(1,132)	1,359	104
Proceeds due from qualified intermediary	—	—	(1,347)
Prepaid expenses and other	(2,560)	536	1,154
Accounts payable and other accrued liabilities	(2,527)	4,549	(6,394)
Income taxes	(7,914)	5,209	484

Net cash provided by (used for) operating activities	(26,022)	34,992	13,551
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, equipment, software, reforestation and other	(2,735)	(2,044)	(2,701)
Oil and natural gas properties and equipment	(21,416)	(4,304)	(1)
Investment in unconsolidated ventures	(2,318)	(2,007)	(3,291)
Return of investment in unconsolidated ventures	12,654	3,067	14,849
Business acquisition, net of cash acquired	(152,915)	—	(38,055)
Proceeds from sale of multifamily investment property	29,474	—	—
Proceeds from sale of venture interest	32,095	—	—
Proceeds from sale of property and equipment	42	103	2,602
Proceeds from termination of timber lease	—	290	—

Net cash (used for) investing activities	(105,119)	(4,895)	(26,597)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of debt	(74,226)	(123,399)	(63,420)
Additions to debt	203,642	123,397	81,590
Deferred financing fees	(5,883)	(3,750)	(6,304)
Return of investment to noncontrolling interest	(69)	(407)	(809)
Exercise of stock options	1,430	1,470	1,199
Repurchases of common stock	(1,409)	(12,977)	(15,178)
Payroll taxes on restricted stock and stock options	(1,239)	(1,547)	(61)
Tax benefit from share-based compensation	366	(110)	30
Other	607	143	314

Net cash (used for) provided by financing activities	123,219	(17,180)	(2,639)

Net (decrease) increase in cash and cash equivalents	(7,922)	12,917	(15,685)
Cash and cash equivalents at beginning of year	18,283	5,366	21,051

Cash and cash equivalents at year-end	$10,361	$18,283	$5,366

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$12,820	$14,166	$11,889
Income taxes	$21,678	$25,335	$8,423
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
Capitalized interest	$721	$625	$75
SUPPLEMENTAL DISCLOSURE OF BUSINESS ACQUISITIONS INFORMATION:
Proceeds reinvested through qualified intermediary under IRC Section 1031	$—	$—	$23,045
Proceeds provided by financing activities	—	—	38,055

Total business acquisitions	$—	$—	$61,100

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

We prepare our financial statements in accordance with generally accepted accounting principles, which require us to make estimates and assumptions about future events. Actual results can, and probably will, differ from those we currently estimate. Examples of significant estimates include those related to allocating costs to real estate, measuring assets for impairment and depletion of our oil and natural gas properties.

Cash and Cash Equivalents

Cash and cash equivalents include cash and other short-term instruments with original maturities of three months or less. Restricted cash included in cash and cash equivalents was $1,160,000 at year-end 2012 and $1,255,000 at year-end 2011.

Cash Flows

Expenditures for the acquisition and development of single-family and multifamily real estate are classified as operating activities. Expenditures for the acquisition of stabilized income producing properties, investment in oil and natural gas properties and equipment, and business acquisitions are classified as investing activities.

Capitalized Software

We capitalize purchased software costs as well as the direct internal and external costs associated with software we develop for our own use. We amortize these capitalized costs using the straight-line method over estimated useful lives ranging from three to seven years. The carrying value of capitalized software was $1,797,000 at year-end 2012 and $2,176,000 at year-end 2011 and is included in other assets. The amortization of these capitalized costs was $1,320,000 in 2012, $1,493,000 in 2011 and $1,206,000 in 2010 and is included in general and administrative and operating expenses.

Environmental and Asset Retirement Obligations

We recognize environmental remediation liabilities on an undiscounted basis when environmental assessments or remediation are probable and we can reasonably estimate the cost. We adjust these liabilities as further information is obtained or circumstances change. Our asset retirement obligations are related to the abandonment and site restoration requirements that result from the acquisition, construction and development of our oil and natural gas properties. We record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Accretion expense related to the asset retirement obligation and depletion expense related to capitalized asset retirement cost is included in cost of mineral resources on our consolidated statements of income. The following summarizes the changes in asset retirement obligations in 2012:

(In thousands)
Beginning balance	$—
Acquisition of Credo	1,255
Accretion expense	26
Additions	79

$1,360

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

Impairment of Long-Lived Assets

We review long-lived assets held for use, principally real estate, for impairment when events or circumstances indicate that their carrying value may not be recoverable. Impairment exists if the carrying amount of the long-lived asset is not recoverable from the undiscounted cash flows expected from its use and eventual disposition. We determine the amount of the impairment loss by comparing the carrying value of the long-lived asset to its estimated fair value. In the absence of quoted market prices, we determine estimated fair value generally based on the present value of future probability weighted cash flows expected from the sale of the long-lived asset. Non-cash impairment charges related to our owned and consolidated real estate assets are included in cost of real estate sales and other.

We evaluate our oil and natural gas properties, including facilities and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Performing these evaluations requires a significant amount of judgment since the results are based on estimated future events. Such events include a projection of future oil and natural gas sales prices, an estimate of the ultimate amount of recoverable proved oil and natural gas reserves that will be produced from a field, the timing of this future production, future costs to produce the oil and natural gas, future inflation levels, drilling results, reservoir performance, seismic interpretation and future plans to develop acreage. The need to test a property for impairment can be based on several factors, including a significant reduction in commodity prices for oil and natural gas, unfavorable adjustments to reserves or other changes to contracts, environmental regulations or tax laws. Impairment of proved properties is required when the carrying value exceeds the related undiscounted future net cash flows of the proved reserves. We evaluate our unproved property investment and record impairment based on time or geologic factors in addition to the use of an undiscounted future net cash flow approach. Impairment expense for proved and unproved oil and natural gas properties are included in cost of mineral resources.

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

Mineral Interests Owned

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

When we lease our mineral interests to third-party exploration and production entities, we retain a royalty interest and may take an additional participation in production, including a working interest. Mineral interests and working interests related to our owned mineral interests are included in oil and natural gas properties and equipment on our balance sheet, net of accumulated amortization.

Oil and Natural Gas Properties

We use the successful efforts method of accounting for our oil and natural gas producing activities. Costs to acquire mineral interests leased, costs to drill and complete development of oil and natural gas wells and related asset retirement costs are capitalized. Costs to drill exploratory wells are capitalized pending determination of whether the wells have proved reserves and if determined incapable of producing commercial quantities of oil and natural gas it is expensed as dry hole costs. Exploration costs include dry hole costs, geological and geophysical costs, seismic studies, and delay rentals paid. We generally capitalize interest on expenditures for exploration and development projects that last more than six months while activities are in progress to bring the assets to their intended use. Production costs incurred to maintain wells and related equipment are charged to expense as incurred.

Depreciation and depletion of producing oil and natural gas properties is calculated using the units-of-production method. Proved developed reserves are used to compute unit rates for unamortized tangible and intangible drilling and completion costs. Proved reserves are used to compute unit rates for unamortized acquisition of proved leasehold costs. Unit-of-production amortization rates are revised whenever there is an indication of the need for revision but at least once a year and those revisions are accounted for prospectively as changes in accounting estimates.

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

Property and Equipment

We carry property and equipment at cost less accumulated depreciation. We capitalize the cost of significant additions and improvements, and we expense the cost of repairs and maintenance. We capitalize interest costs incurred on major construction projects. We depreciate these assets using the straight-line method over their estimated useful lives as follows:

	Estimated	Carrying Value Year-End
	Useful Lives	2012	2011
		(In thousands)
Buildings and building improvements	10 to 40 years	$4,835	$4,916
Property and equipment	2 to 10 years	5,745	5,426

		10,580	10,342
Less: accumulated depreciation		(5,721)	(5,164)

		$4,859	$5,178

Depreciation expense of property and equipment was $962,000 in 2012, $893,000 in 2011 and $890,000 in 2010.

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

Reclassifications

In 2012, we reclassified non-cash cost of timber cut for 2011 and 2010 on the statement of cash flows to depreciation, depletion and amortization to conform with current year presentation.

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

Mineral Resources

We recognize revenue from the sale of oil and natural gas produced where we have a working interest when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectability of the revenue is probable. We estimate amount of production delivered to purchasers and the prices we receive based on our knowledge of our properties, their historical performance, NYMEX and local spot market prices and other factors. Variances between estimates and the actual amounts received are recorded when payment is received, or when better information is available.

A majority of our sales are made under contractual arrangements with terms that are considered to be usual and customary in the oil and natural gas industry. The contracts are for periods of up to five years with prices determined upon a percentage of pre-determined and published monthly index price. The terms of these contracts have not had an effect on how we recognize revenue.

We recognize revenue from mineral bonus payments received as a result of leasing our mineral interests owned to others when we have received an executed agreement with the exploration company transferring the rights to any oil or natural gas it may find and requiring drilling be done within a specified period, the payment has been collected, and we have no obligation to refund the payment. We recognize revenue from delay rentals received if drilling has not started within the specified period and when the payment has been collected. We recognize revenue from mineral royalties when the minerals have been delivered to the buyer, the value is determinable, and we are reasonably sure of collection.

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

Timber

We carry timber at cost less the cost of timber cut. We expense the cost of timber cut based on the relationship of the timber carrying value to the estimated volume of recoverable timber multiplied by the amount of timber cut. We include the cost of timber cut in cost of fiber resources and other in the income statement. We determine the estimated volume of recoverable timber using statistical information and other data related to growth rates and yields gathered from physical observations, models and other information gathering techniques. Changes in yields are generally due to adjustments in growth rates and similar matters and are accounted for prospectively as changes in estimates. We capitalize reforestation costs incurred in developing viable seedling plantations (up to two years from planting), such as site preparation, seedlings, planting, fertilization, insect and wildlife control, and herbicide application. We expense all other costs, such as property taxes and costs of forest management personnel, as incurred. Once the seedling plantation is viable, we expense all costs to maintain the viable plantations, such as fertilization, herbicide application, insect and wildlife control, and thinning, as incurred.

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

Note 3 — Business Acquisitions

On September 28, 2012, pursuant to the terms of the previously announced Agreement and Plan of Merger dated June 3, 2012, we acquired 100 percent of the outstanding common stock of CREDO Petroleum Corporation (Credo) in an all cash transaction for $14.50 per share, representing an equity purchase price of approximately $146,445,000. In addition, we paid in full $8,770,000 of Credo’s outstanding debt. In 2012, we have incurred approximately $6,323,000 in costs to outside advisors related to this transaction, which are included in general and administrative expenses.

The following summarizes the allocation of the purchase price to the fair value of assets acquired and liabilities assumed. The allocation is subject to change as we obtain additional information during the acquisition measurement period, in particular, the estimated value assigned to oil and natural gas properties and equipment, goodwill and deferred tax liability.

Purchase Price Allocation
(In thousands)
Cash and short-term investments	$2,300
Receivables	9,144
Oil and natural gas properties and equipment	140,514
Other properties and equipment	67
Goodwill and other intangible assets	58,396
Other	676

Total assets acquired	211,097

Accounts payable and accrued liabilities	29,927
Deferred tax liability	24,700
Other liabilities	1,255

Total liabilities assumed	55,882

Estimated fair value of net assets acquired	$155,215

The following unaudited pro forma information for the year 2012 and 2011 represents the results of our consolidated operations as if the acquisition of Credo had occurred on January 1, 2011. This information is based on historical results of operations, adjusted for certain estimated accounting adjustments and does not purport to represent our actual results of operations if the transaction would have occurred on January 1, 2011, nor is it necessarily indicative of future results.

	For the Year
	2012	2011
	(In thousands)
Revenues	$190,634	$152,340
Net income	21,583	(2,639)

In 2012, we acquired from CL Realty, L.L.C. and Temco Associates, LLC, the ventures’ interest in 17 residential and mixed-use real estate projects for $47,000,000. Subsequent to closing of these acquisitions, we received $23,370,000 from the ventures, representing our pro-rata share of distributable cash. The purchase price was allocated to the acquired assets and liabilities based on their estimated fair value: $31,891,000 to real estate; $14,236,000 to investment in unconsolidated ventures; $1,385,000 to other assets; and $512,000 to liabilities directly related to the real estate acquired. Transaction costs of about $463,000 are included in other operating expense.

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

Note 4 — Goodwill and Other Intangible Assets

Carrying value of goodwill and other intangible assets follows:

	At Year-End
	2012	2011
	(In thousands)
Goodwill	$61,680	$3,874
Identified intangibles, net	2,188	1,577

	$63,868	$5,451

Goodwill represents the excess of the purchase price over the fair value of the tangible and identifiable intangible assets of $57,806,000 associated with our acquisition of Credo in 2012 and $3,874,000 associated with a water resources company acquired in 2010.

Identified intangibles includes $590,000 related to patents with definite lives associated with the Calliope Gas Recovery System acquired as part of our acquisition of Credo and is being amortized over the average remaining useful life of the patents. The net carrying value at year-end 2012 is $566,400. In addition, identified intangibles include $1,622,000 in indefinite lived groundwater leases associated with a water resources company acquired in 2010.

Note 5 — Real Estate

Real estate consists of:

	At Year-End
	2012	2011
	(In thousands)
Entitled, developed and under development projects	$361,827	$383,026
Undeveloped land (includes land in entitlement)	82,688	80,076
Income producing properties
Carrying value	100,855	129,220
Accumulated depreciation	(28,220)	(26,955)

Net carrying value	72,635	102,265

	$517,150	$565,367

Included in entitled, developed and under development projects are the estimated costs of assets we expect to convey to utility and improvement districts of $50,476,000 in 2012 and $61,526,000 in 2011, including about $34,252,000 at year-end 2012 and about $34,802,000 at year-end 2011 related to our Cibolo Canyons project near San Antonio. These costs relate to water, sewer and other infrastructure assets we have submitted to utility or improvement districts for approval and reimbursement. In 2012, these costs decreased by $11,065,000 as result of a consolidated venture’s bulk sale of approximately 800 acres near Dallas. We submitted for reimbursement to these districts $6,432,000 in 2012 and $3,328,000 in 2011. We collected $5,674,000 from these districts in 2012, of which $550,000 related to our Cibolo Canyons project and was accounted for as a reduction of our investment in the mixed-use development. We collected $3,294,000 from these districts in 2011, of which $1,750,000 related to our Cibolo Canyons project. We expect to collect the remaining amounts billed when these districts achieve adequate tax bases to support payment.

Also included in entitled, developed and under development projects is our investment in the resort development owned by third parties at our Cibolo Canyons project. In 2012 and 2011, we received $2,850,000 and $6,906,000 from the Special Improvement District (SID) from hotel occupancy and sales revenues collected as taxes by the SID. We currently account for these receipts as a reduction of our investment in the resort development. At year-end 2012, we have $32,517,000 invested in the resort development.

In 2012, entitled, developed and under development projects increased by $31,891,000 as a result of our acquisition of certain residential and mixed-use projects from CL Realty and Temco. Please read Note 3 for additional information. Also in 2012, entitled, developed and under development projects decreased by $51,493,000 as a result of consolidated venture’s bulk sale of approximately 800 acres (Light Farms Project) near Dallas. We received $24,294,000 in net proceeds, the buyer assumed the outstanding debt of $30,991,000 and we recognized a gain of $3,401,000.

In 2012, commercial and income producing properties decreased by $45,794,000 as a result of selling Broadstone Memorial, a 401-unit multifamily investment property in Houston for $56,400,000. We received $29,474,000 in net proceeds, the buyer assumed outstanding debt of $26,500,000, and we recognized a gain of $10,180,000. At year-end 2012, commercial and income producing properties primarily represents a 413 guest room hotel in Austin with net carrying value of $19,992,000 and a 289-unit multifamily property in Austin with net carrying value of $30,057,000. In addition, we acquired multifamily development sites located in Charlotte and Nashville for $16,651,000.

We did not recognize any non-cash asset impairment charges in 2012. We recognized non-cash asset impairment charges of $11,525,000 in 2011 principally associated with owned and consolidated residential real estate projects located near Denver and the Texas gulf coast. We recognized non-cash asset impairment charges of $9,042,000 in 2010 principally associated with a residential development project located near Atlanta and a residential development with golf course and country club property located near Fort Worth.

Depreciation expense related to income producing properties was $3,640,000 in 2012, $3,547,000 in 2011 and $2,680,000 in 2010 and is included in other operating expense.

Note 6 — Timber

We own directly or through ventures about 121,000 acres of timber, primarily in Georgia, and about 17,000 acres of timber under lease. The non-cash cost of timber cut and sold is $1,220,000 in 2012, $990,000 in 2011 and $1,544,000 in 2010 and is included in depreciation, depletion and amortization in our statement of cash flows.

Note 7 — Investment in Unconsolidated Ventures

At year-end 2012, we had ownership interests in 13 ventures that we account for using the equity method. We have no real estate ventures that are accounted for using the cost method.

In 2012, we formed two new unconsolidated ventures:

•

CJUF III, RH Holdings, LP was formed with Canyon-Johnson Urban Funds (CJUF) to develop a 257-unit multifamily property overlooking downtown Austin. We own a 25 percent interest and CJUF owns the remaining 75 percent interest. We contributed land and pre-development costs to the venture and received reimbursements of $3,516,000 from the venture. The venture obtained a senior secured construction loan in the amount of $23,936,000 that bears interest at LIBOR plus 2 percent with no significant balance outstanding at year-end 2012. The loan has an initial term of 36 months and may be extended for two additional 12-month periods if certain conditions are met. We have a guaranty of completion of the improvements, a repayment guarantee for 20 percent of principal balance and unpaid accrued interest and a standard non-recourse carve-out guaranty. The repayment guarantee will reduce from 20 percent to 0 percent upon achievement of certain conditions. At year-end 2012, our investment in this venture is $3,836,000.

•

FMF Peakview, LLC was formed with Guggenheim Real Estate, LLC (Guggenheim) to develop a 304-unit multifamily property in Denver. We own a 20 percent interest and Guggenheim owns the remaining 80 percent interest. We contributed land and pre-development costs to the venture and received reimbursements of $7,243,000 from the venture. The venture obtained a senior secured construction loan in the amount of $31,550,000 that bears interest at LIBOR plus 2.25 percent with no balance outstanding at year-end 2012. The loan has an initial term of 36 months and may be extended for two additional 12-month periods if certain conditions are met. We have a guaranty of completion of the improvements, a repayment guarantee for 25 percent of principal and unpaid accrued interest and a standard non-recourse carve-out guaranty. At year-end 2012, our investment in this venture is $2,666,000.

In 2012, we acquired from CL Realty and Temco their interest in 17 residential and mixed-use projects for $47,000,000, principally representing $31,891,000 in real estate and $14,236,000 in investment in unconsolidated ventures. Please read Note 3 for additional information. We sold our 25 percent interest in Palisades West LLC, which owns two office buildings and an accompanying parking garage in Austin for $32,095,000, resulting in a gain of $11,675,000.

Combined summarized balance sheet information for our ventures accounted for using the equity method follows:

	Venture Assets		Venture Borrowings (a)		Venture Equity		Our Investment
	At Year-End
	2012	2011	2012	2011	2012	2011	2012	2011
	(In thousands)
242, LLC(b)	$21,408	$23,688	$810	$4,429	$19,576	$18,536	$8,903	$8,332
CJUF III, RH Holdings	15,970	—	1	—	13,701	—	3,836	—
CL Ashton Woods(c)	15,701	—	—	—	15,044	—	5,775	—
CL Realty	8,245	51,096	—	1,056	7,842	48,608	3,921	24,304
FMF Peakview	16,859	—	—	—	13,331	—	2,666	—
HM Stonewall Estates(c)	5,184	—	104	—	5,080	—	2,470	—
LM Land Holdings(c)	21,094	—	3,086	—	13,128	—	6,045	—
Palisades West	—	124,588	—	—	—	81,635	—	20,412
Round Rock Luxury Apartments	332	34,434	—	28,544	325	4,865	225	3,312
Temco	13,255	18,922	—	2,787	13,066	15,896	6,533	7,948
Other ventures (4)(d)	16,797	16,938	34,357	38,002	(31,600)	(34,045)	1,172	(85)

	$134,845	$269,666	$38,358	$74,818	$69,493	$135,495	$41,546	$64,223

Combined summarized income statement information for our ventures accounted for using the equity method follows:

	Revenues			Earnings (Loss)			Our Share of Earnings (Loss)
	For the Year
	2012	2011	2010	2012	2011	2010	2012	2011	2010
	(In thousands)
242, LLC(b)	$4,868	$2,378	$1	$1,040	$239	$(103)	$572	$153	$(51)
CJUF III, RH Holdings	—	—	—	(241)	—	—	(241)	—	—
CL Ashton Woods(c)	3,353	—	—	1,472	—	—	2,024	—	—
CL Realty(e)	2,667	9,141	28,663	1,060	(22,832)	228	530	(11,416)	114
FMF Peakview	—	—	—	(116)	—	—	(23)	—	—
HM Stonewall Estates(c)	2,500	—	—	829	—	—	332	—	—
LM Land Holdings(c)	10,268	—	—	1,895	—	—	257	—	—
Palisades West	—	16,230	13,588	—	5,858	4,668	—	1,464	1,167
Round Rock Luxury Apartments(f)	3,749	4,442	3,308	7,944	(483)	(1,429)	5,552	(292)	(996)
Temco(g)	702	653	2,180	(80)	(42,242)	210	(40)	(21,121)	105
Other ventures(h) (4)	5,041	8,030	8,765	2,088	49	(15,889)	5,506	2,003	4,362

	$33,148	$40,874	$56,505	$15,891	$(59,411)	$(12,315)	$14,469	$(29,209)	$4,701

(a)	Total includes current maturities of $32,323,000 at year-end 2012, of which $32,083,000 is non-recourse to us, and $71,816,000 at year-end 2011, of which $43,144,000 is non-recourse to us.

(b)

Includes unamortized deferred gains on real estate contributed by us to ventures. We recognize deferred gains as income as real estate is sold to third parties and is included in our share of earnings (loss) from the respective ventures. Deferred gains of $885,000 are reflected as a reduction to our investment in unconsolidated ventures at year-end 2012.

(c)

In 2012, we acquired CL Realty’s equity investment in these residential and mixed-use ventures at estimated fair value. The difference between estimated fair value of the equity investment and our capital account within the respective ventures at closing (basis difference) will be accreted as income or expense over the life of the investment and included in our share of earnings (loss) from the respective ventures. Unrecognized basis difference of $2,957,000 is reflected as a reduction of our investment in unconsolidated ventures at year-end 2012.

(d)

Our investment in other ventures reflects our ownership interests generally ranging from 25 to 50 percent, excluding venture losses that exceed our investment where we are not obligated to fund those losses. Please read Note 17 for additional information.

(e)

In 2011, CL Realty’s loss includes non-cash impairment charges of $25,750,000, of which, $23,255,000 relates to additional non-cash impairments associated with real estate assets sold in 2012. Please read Note 3 for additional information. In 2010, CL Realty’s earnings include impairment charges of $4,458,000 principally related to a commercial real estate tract located near the Texas gulf coast.

(f)

In 2012, Round Rock Luxury Apartments earnings include $8,247,000 gain related to sale of 414-unit multifamily property near Austin for $40,400,000. Our share of equity earnings related to this sale is $5,707,000.

(g)

In 2011, Temco’s loss includes non-cash impairment charges of $41,226,000, of which, $21,426,000 principally relates to additional non-cash impairments associated with real estate assets sold in 2012. Please read Note 3 for additional information.

(h)

In 2012, other ventures earnings include $5,307,000 related to a consolidated venture’s share of the gain associated with Round Rock Luxury Apartments sale of Las Brisas. Our share of these earnings was $2,541,000 and we allocated $(2,766,000) to net income attributable to noncontrolling interests. In 2011, our share of other ventures earnings (loss) includes $2,164,000 in earnings related to a deferred gain recognized as a result of entering into an agreement to acquire certain of CL Realty’s real estate assets and $4,869,000 in deferred gains for year 2010 related to CL Realty’s sale of 625 acres to a third party for $20,250,000. In 2010, other ventures loss includes a $13,061,000 loss on sale of a golf course and country club property in Denton, Texas. This loss did not impact our equity in the earnings (loss) of this venture as we exclude losses that exceed our investment where we are not obligated to provide additional equity.

In 2012, we invested $2,318,000 in these ventures and received $15,905,000 in distributions; in 2011, we invested $2,007,000 in these ventures and received $9,664,000 in distributions; in 2010, we invested $3,291,000 in these ventures and received $16,458,000 in distributions. Distributions include both return of investments and distributions of earnings.

We provide development services for some of these ventures for which we receive fees. Fees for these services were $662,000 in 2012, $912,000 in 2011 and $1,091,000 in 2010 and are included in real estate and mineral revenues. In 2010, we received fees of $1,013,000 related to the sale of approximately 625 acres by CL Realty for marketing the property and closing the transaction on behalf of the venture.

Note 8 — Receivables

Receivables consist of:

	At Year-End
	2012	2011
	(In thousands)
Loan secured by real estate	$18,507	$20,666
Notes receivable, average interest rate of 6.24% at year-end 2012 and 7.16% at year-end 2011	1,875	1,817
Receivables and accrued interest	13,303	860

	33,685	23,343
Allowance for bad debts	(62)	(62)

	$33,623	$23,281

At year-end 2012, we have $18,507,000 invested in a loan secured by real estate. The loan was acquired from a financial institution in 2011 when it was non-performing and is secured by a lien on developed and undeveloped real estate located near Houston designated for single-family residential and commercial development. In 2012, an approved bankruptcy plan of reorganization of the borrower became effective establishing a principal amount of $33,900,000 maturing in April 2017. Interest accrues at nine percent the first three years escalating to 10 percent in year four and 12 percent in year five, with interest above 6.25 percent to be forgiven if the loan is prepaid by certain dates. Commencing with the reorganization, we estimate future cash flows and calculate accretable yield to be recognized over the term of the loan, which is included in other non-operating income. In 2012, we received principal payments of $3,887,000 and interest payments of $1,635,000. In 2011, we received $471,000 in payments and accounted for these receipts as a reduction of the carrying value of the loan. At year-end 2012, the outstanding principal balance was $30,013,000.

Estimated accretable yield at year-end 2012 follows:

(In thousands)
Beginning of period (First Quarter-End 2012)	$28,926
Change in accretable yield due to change in timing of estimated cash flows	(515)
Interest income recognized	(3,262)

$25,149

Notes receivable generally are secured by a deed of trust and due within three years. Receivables and accrued interest principally include miscellaneous operating receivables arising in the normal course of business. In 2012, receivables include $8,095,000 associated with our acquisition of Credo.

Note 9 — Debt

Debt consists of:

	At Year-End
	2012	2011
	(In thousands)
Senior secured credit facility
Term loan facility — average interest rate of 4.21% at year-end 2012 and 6.50 % at year-end 2011	$200,000	$130,000
Revolving line of credit — average interest rate of 4.75% at year-end 2012	44,000	—
Secured promissory notes — average interest rates of 2.80% at year-end 2012 and 4.34% at year-end 2011	34,171	41,900
Other indebtedness due through 2017 at variable and fixed interest rates ranging from 0.24% to 8.00%	15,892	49,687

	$294,063	$221,587

Our debt agreements contain financial covenants customary for such agreements including minimum levels of interest coverage and limitations on leverage. At year-end 2012, we were in compliance with the financial covenants of these agreements.

In 2012, we entered into a Second Amended and Restated Revolving and Term Credit Agreement in order to consolidate previous amendments and to effect the following principal amendments to: increase the term loan commitment from $130,000,000 to $200,000,000; extend the maturity date of the revolving loan to September 14, 2015 (with one-year extension option) and of the term loan to September 14, 2017; reduce the interest rate spread over LIBOR from 4.5 percent to 4.0 percent, and eliminate the LIBOR rate floor of 2 percent; increase the minimum interest coverage from 1.05x to 1.50x; reduce the unused fee commitment ratio covenant and replace it with a reduction to the borrowing base to the extent the ratio of the value of assets in the borrowing base to the aggregate commitments under the facility is less than 1.50x. We incurred fees of $5,486,000 related to this amendment. The amendment and restatement of the term loan was an extinguishment of debt under the accounting guidance and, as result, we recognized a $4,448,000 loss in 2012 which is included in interest expense.

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

At year-end 2012, our senior secured credit facility provides for a $200,000,000 term loan and a $200,000,000 revolving line of credit. The term loan and revolving line of credit may be prepaid at any time without penalty. The revolving line of credit includes a $100,000,000 sublimit for letters of credit, of which $2,807,000 is outstanding at year-end 2012. Total borrowings under our senior secured credit facility (including the face amount of letters of credit) may not exceed a borrowing base formula. At year-end 2012, we had $153,193,000 in net unused borrowing capacity under our senior credit facility.

Under the terms of the amended and restated credit agreement, at our option, we can borrow at LIBOR plus 4.0 percent or at the alternate base rate plus 3.0 percent. The alternate base rate is the highest of (i) KeyBank National Association’s base rate, (ii) the federal funds effective rate plus 0.5 percent or (iii) 30 day LIBOR plus 1 percent. Borrowings under the senior secured credit facility are or may be secured by (a) mortgages on the timberland, high value timberland and portions of raw entitled land, as well as pledges of other rights including certain oil and natural gas operating properties, (b) assignments of current and future leases, rents and contracts, (c) a security interest in our primary operating account, (d) a pledge of the equity interests in current and future material operating subsidiaries or majority-owned joint venture interest, or if such pledge is not permitted, a pledge of the right to distributions from such entities, (e) a pledge of reimbursements, hotel occupancy and other revenues payable to us from special improvement district tax collections in connection with our Cibolo Canyons project, and (f) a negative pledge (without a mortgage) on other assets. The senior secured credit facility provides for releases of real estate provided that borrowing base compliance is maintained.

At year-end 2012, secured promissory notes include a $15,400,000 loan collateralized by a 413 guest room hotel located in Austin with a carrying value of $19,992,000 and a $18,771,000 construction loan collateralized by a 289-unit multifamily project located in Austin with a carrying value of $30,057,000. This loan will provide up to $19,548,000 in construction financing for this project.

At year-end 2012, other indebtedness, principally non-recourse, is collateralized by entitled, developed and under development projects with a carrying value of $65,545,000. In 2012, other indebtedness decreased by $26,500,000 as result of selling Broadstone Memorial, a 401-unit multifamily investment property in Houston and decreased by $30,991,000 as result of a consolidated venture’s bulk sale of approximately 800 acres (Light Farms Project) near Dallas. Please read Schedule III for additional information.

At year-end 2012 and 2011, we have $6,508,000 and $8,364,000 in unamortized deferred fees which are included in other assets. Amortization of deferred financing fees, excluding loss on extinguishment of debt, was $2,922,000 in 2012, $2,881,000 in 2011 and $4,106,000 in 2010 and is included in interest expense.

Debt maturities during the next five years are: 2013 — $8,683,000; 2014 — $17,792,000; 2015 — $64,046,000; 2016 — $2,125,000; 2017 — $201,417,000 and thereafter — $0.

Note 10 — Fair Value

Non-financial assets measured at fair value on a non-recurring basis principally include real estate assets, goodwill and intangible assets, which are measured for impairment. We did not recognize any non-cash impairment charges in 2012. In 2011, certain real estate assets were remeasured and reported at fair value due to events or circumstances that indicated the carrying value may not be recoverable. We determined estimated fair value based on the present value of future probability weighted cash flows expected from the sale of the long-lived asset or based on a third-party appraisal of current value. As a result, we recognized non-cash asset impairments of $11,525,000 in 2011 associated with our owned and consolidated projects. The carrying value of these assets may have subsequently increased or decreased from the fair value reflected due to activity that has occurred since the measurement date.

	Year-End 2012				Year-End 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Non-Financial Assets and Liabilities:
Real estate	$—	$—	$—	$—	$—	$—	$24,161	$24,161

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

Information about our fixed rate financial instruments not measured at fair value follows:

	Year-End 2012		Year-End 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value		Valuation Technique
	(In thousands)
Loan secured by real estate	$18,507	$35,824	$20,666	$—	(a)	Level 2
Fixed rate debt	$(3,989)	$(4,070)	$(29,931)	$(32,478)		Level 2

(a)	At year-end 2011 not applicable due to its non-performing status.

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

Please read Note 18 — Share-Based Compensation for information about additional shares of common stock that could be issued under terms of our share-based compensation plans.

As a result of the 2007 spin-offs from Temple-Inland, at year-end 2012, personnel of former affiliates held options to purchase 953,000 shares of our common stock. The options have a weighted average exercise price of $22.82 and a weighted average remaining contractual term of three years. At year-end 2012, the options have an aggregate intrinsic value of $1,083,000.

In 2012, we repurchased 94,450 shares of our common stock for $1,409,000. We have repurchased 2,002,145 shares of our common stock for $29,564,000 since we announced our 2009 strategic initiative of repurchasing up to 20 percent or 7,000,000 shares of our common stock.

Note 12 — Net Income per Share

Earnings available to common shareholders and weighted average common shares outstanding used to compute earnings per share were:

	For the Year
	2012	2011	2010
	(In thousands)
Earnings available to common shareholders:
Consolidated net income	$17,876	$9,241	$5,834
Less: Net income attributable to noncontrolling interest	(4,934)	(2,087)	(709)

Net income attributable to Forestar Group Inc.	$12,942	$7,154	$5,125

Weighted average common shares outstanding — basic	35,214	35,413	35,893
Dilutive effect of stock options, restricted stock and equity-settled awards	268	368	484

Weighted average common shares outstanding — diluted	35,482	35,781	36,377

Anti-dilutive awards excluded from diluted weighted average shares outstanding	2,713	2,008	1,574

Note 13 — Income Taxes

Income tax expense consists of:

	For the Year
	2012	2011	2010
	(In thousands)
Current tax provision:
U.S. Federal	$(11,834)	$(27,442)	$(7,582)
State and other	(2,171)	(3,013)	(1,252)

	(14,005)	(30,455)	(8,834)
Deferred tax provision:
U.S. Federal	4,910	26,264	6,084
State and other	1,079	1,170	280

	5,989	27,434	6,364

Income tax expense	$(8,016)	$(3,021)	$(2,470)

A reconciliation of the federal statutory rate to the effective income tax rate on continuing operations follows:

	For the Year
	2012	2011	2010
Federal statutory rate	35%	35%	35%
State, net of federal benefit	5	10	8
State rate change due to acquisition	(2)	—	—
Acquisition costs	4	—	—
Noncontrolling interests	(7)	(6)	(3)
Charitable contributions	—	(6)	(5)
Compensation	—	—	3
Oil and natural gas percentage depletion	(5)	(8)	(10)
Other	1	—	2

Effective tax rate	31%	25%	30%

Our effective tax rate includes a two percent non-cash benefit associated with state deferred tax rate changes due to operating in additional states following the acquisition of Credo.

Significant components of deferred taxes are:

	At Year-End
	2012	2011
	(In thousands)
Deferred Tax Assets:
Real estate	$74,946	$74,970
Employee benefits	15,323	11,284
Net operating loss carryforwards	11,897	—
Income producing properties	3,209	—
Oil and natural gas percentage depletion carryforwards	3,193	—
Accruals not deductible until paid	1,608	1,113

Gross deferred tax assets	110,176	87,367
Valuation allowance	(643)	—

Deferred tax asset net of valuation allowance	109,533	87,367

Deferred Tax Liabilities:
Oil and natural gas properties	(44,631)	—
Undeveloped land	(8,345)	(8,479)
Income producing properties	—	(4,093)
Timber	(1,809)	(1,853)

Gross deferred tax liabilities	(54,785)	(14,425)

Net Deferred Tax Asset	$54,748	$72,942

At year-end 2012, we had federal and state net operating loss carryforwards of approximately $31,000,000 primarily as a result of our acquisition of Credo at third quarter-end 2012. If not utilized, these carryforwards will expire in the years 2030 through 2032 for federal purposes and 2013 through 2032 for state purposes. We had approximately $8,800,000 of oil and natural gas percentage depletion carryforwards that also were a result of our acquisition of Credo. These carryforwards do not expire.

We have not provided a valuation allowance for our federal deferred tax asset because we believe it is likely it will be recoverable in future periods. We have provided a valuation allowance for some of our state net operating loss carryforwards. Our deferred tax liability on oil and natural gas properties is related to our acquisition of Credo in 2012 and is primarily related to the excess of fair value allocated to oil and natural gas properties at closing over the carry-over tax basis received at our estimated effective tax rate. Goodwill associated with our acquisition of Credo is not deductible for income tax purposes.

Prior to our spin-off, we were included in Temple-Inland’s consolidated income tax returns. In conjunction with our spin-off we entered into an agreement with Temple-Inland whereby we agreed to indemnify Temple-Inland for any adjustments related to our tax positions reported in their pre-spin income tax returns. With few exceptions, we are no longer subject to U.S. federal or state income tax examinations by tax authorities for years prior to 2006. In 2009, Temple-Inland informed us that the IRS began an examination of its 2007 and 2006 federal income tax returns. The finalization of this examination in still in process as of year-end 2012 but we were informed that the IRS has not proposed any adjustments affecting our reported tax positions.

We file income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. In 2011, the Internal Revenue Service (IRS) completed its examination of our 2008 and 2007 (one day of operations) federal income tax returns. No changes were made to these returns as a result of the examination.

We have entered into a settlement agreement with the IRS regarding the audit of the Credo pre-acquisition years of 2010, 2009 and 2008 with no taxes paid as result of the settlement. State tax returns remain subject to examination for the Credo pre-acquisition years of 2008 through 2011.

A reconciliation of the beginning and ending amount of tax benefits not recognized for book purposes is as follows:

	At Year-End
	2012	2011	2010
	(In thousands)
Balance at beginning of year	$5,831	$7,394	$7,441
Reductions for tax positions of prior years	—	(1,563)	(47)

Balance at end of year	$5,831	$5,831	$7,394

At year-end 2012 and 2011, there were $5,831,000 and at year-end 2010 there were $6,019,000 of tax benefits not recognized for book purposes that would affect the annual effective tax rate, if recognized.

We recognize interest accrued related to unrecognized tax benefits in income tax expense. In 2012, 2011 and 2010, we recognized approximately $152,000, $41,000 and $133,000 in interest expense. At year-end 2012, 2011 and 2010, we have $420,000, $269,000 and $229,000 of accrued interest and no penalties.

It is reasonably possible that unrecognized tax benefits affecting our effective tax rate will decrease by $5,831,000 during the next twelve months as a result of the expiration of the statute of limitations.

Note 14 — Litigation and Environmental Contingencies

Litigation

In connection with our acquisition of Credo Petroleum Corporation, several class action lawsuits were filed against Credo, its board of directors and us. These actions generally allege that Credo and its board of directors breached fiduciary duties to Credo stockholders with respect to the transaction. The actions also allege that we aided and abetted the alleged breaches. On September 14, 2012, parties entered into a memorandum of understanding (MOU) to settle those actions. The MOU is contingent on confirmatory discovery and court approval of the settlement. The MOU provides that in consideration of supplemental disclosures filed by Credo with the SEC on September 14, 2012, the final settlement will include a release of all asserted claims. We believe that the claims in all cases are entirely without merit and intend to defend the actions vigorously.

In 2011, Credo filed a lawsuit for declaratory judgment regarding contract rights under two agreements with a third party that in the aggregate involved five to ten percent of Credo’s working interest in most of its leases in North Dakota. In fourth quarter 2012, the case was settled by paying $3,700,000 and conveying a nominal working interest in exchange for termination of the two agreements. Our preliminary allocation of goodwill was adjusted based on this settlement.

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

Environmental

Environmental remediation liabilities arise from time to time in the ordinary course of doing business, and we believe we have established adequate reserves for any probable losses that we can reasonably estimate. We own 288 acres near Antioch, California, portions of which were sites of a former Temple-Inland paper manufacturing operation that are in remediation. We have received certificates of completion on all but one 80 acre tract, a portion of which includes subsurface contamination. In 2011, we increased our reserves for environmental remediation by $2,500,000 due to additional testing and remediation requirements by the state regulatory agencies. We estimate the remaining cost to complete remediation activities will be approximately $1,572,000, which is included in other accrued expenses. It is possible that remediation or monitoring activities could be required in addition to those included within our estimate, but we are unable to determine the scope, timing or extent of such activities.

Note 15 — Commitments and Other Contingencies

We lease timberland, facilities and equipment under non-cancelable long-term operating lease agreements. In addition, we have various obligations under other office space and equipment leases of less than one year. Lease expense on timberland was $382,000 in 2012, $349,000 in 2011 and $289,000 in 2010. Rent expense on facilities and equipment was $2,115,000 in 2012, $2,000,000 in 2011 and $2,048,000 in 2010. Future minimum rental commitments under non-cancelable operating leases having a remaining term in excess of one year are: 2013 — $2,742,000; 2014 — $2,763,000; 2015 — $2,687,000; 2016 — $2,315,000; 2017 — $2,242,000 and thereafter —$4,292,000.

We have 13 years remaining on a 65-year timber lease associated with about 16,000 acres. At year-end 2012, the remaining contractual obligation for this lease is $4,801,000. In addition, we have 5 years remaining on groundwater leases of about 20,000 acres. At year-end 2012, the remaining contractual obligation for these groundwater leases is $2,454,000.

In 2008, we entered into a 10-year operating lease for approximately 32,000 square feet in Austin, Texas, which we occupy as our corporate headquarters. This lease contains predetermined fixed increases of the minimum rental rate during the initial lease term and a construction allowance for leasehold improvements. The remaining contractual obligation for this lease is $7,794,000.

We may provide performance bonds and letters of credit on behalf of certain ventures that would be drawn on due to failure to satisfy construction obligations as general contractor or for failure to timely deliver streets and utilities in accordance with local codes and ordinances. In connection with our unconsolidated venture operations, we have provided performance bonds and letters of credit aggregating $26,630,000 at year-end 2012.

Note 16 — Segment Information

We manage our operations through three business segments: real estate, mineral resources and fiber resources. Real estate secures entitlements and develops infrastructure on our lands for single-family residential and mixed-use communities, and manages our undeveloped land and income producing properties, primarily a hotel and our multifamily properties. Mineral resources manages our oil, natural gas and water interests. Fiber resources manages our timber and recreational leases.

We evaluate performance based on segment earnings (loss) before unallocated items and income taxes. Segment earnings (loss) consist of operating income, equity in earnings (loss) of unconsolidated ventures, gain on sale of assets, interest income on loans secured by real estate and net (income) loss attributable to noncontrolling interests. Items not allocated to our business segments consist of general and administrative expense, share-based compensation, gain on sale of strategic timberland, interest expense and other corporate non-operating income and expense. The accounting policies of the segments are the same as those described in the accounting policy note to the consolidated financial statements. Our revenues are derived from our U.S. operations and all of our assets are located in the U.S. In 2012, no single customer accounted for more than 10 percent of our total revenues. In 2011, revenues of $17,980,000 from one customer of our real estate segment exceeded 10 percent of our total revenues as result of selling about 9,700 acres of undeveloped land from our retail sales program.

	Real Estate	Mineral Resources	Fiber Resources	Items Not Allocated to Segments		Total
	(In thousands)
For the year or at year-end 2012:
Revenues	$120,115	$44,220	$8,256	$—		$172,591
Depreciation, depletion and amortization	4,340	4,987	1,254	8,345		18,926
Equity in earnings (loss) of unconsolidated ventures	13,897	509	63	—		14,469
Income (loss) before taxes	53,582	21,581	5,056	(59,261	)(a)	20,958
Total assets	588,137	238,825	12,302	79,170		918,434
Investment in unconsolidated ventures	41,546	—	—	—		41,546
Capital expenditures(b)	1,093	21,986	277	795		24,151
For the year or at year-end 2011:
Revenues	$106,168	$24,584	$4,821	$—		$135,573
Depreciation, depletion and amortization	5,729	339	1,029	3,705		10,802
Equity in earnings (loss) of unconsolidated ventures	(30,626)	1,394	23	—		(29,209)
Income (loss) before taxes	(25,704)	16,023	1,893	17,963	(a)	10,175
Total assets	659,802	16,199	14,444	104,412		794,857
Investment in unconsolidated ventures	64,223	—	—	—		64,223
Capital expenditures(b)	739	4,796	47	766		6,348

For the year or at year-end 2010:
Revenues	$68,269	$24,790	$8,301	$—		$101,360
Depreciation, depletion and amortization	3,089	333	1,583	5,553		10,558
Equity in earnings of unconsolidated ventures	2,629	2,072	—	—		4,701
Income (loss) before taxes	(4,634)	22,783	5,058	(15,612	)(a)	7,595
Total assets	668,689	13,399	18,258	88,978		789,324
Investment in unconsolidated ventures	101,166	—	—	—		101,166
Capital expenditures(b)	2,392	49	3	258		2,702

(a)	Items not allocated to segments consist of:

	For the Year
	2012	2011	2010
	(In thousands)
General and administrative expense	$(25,176)	$(20,110)	$(17,341)
Share-based compensation expense	(14,929)	(7,067)	(11,596)
Gain on sale of assets	16	61,784	28,607
Interest expense	(19,363)	(17,012)	(16,446)
Other corporate non-operating income	191	368	1,164

	$(59,261)	$17,963	$(15,612)

(b)	Consists of expenditures for oil and natural gas properties and equipment, property, plant and equipment and reforestation of timber.

In 2012, general and administrative expense includes $6,323,000 in transaction costs associated with our acquisition of Credo. Share-based compensation increased principally as a result of increase in our stock price and impact on cash-settled awards. Interest expense includes a $4,448,000 loss on extinguishment of debt associated with the amendment and extension of our term loan in 2012.

In 2011, general and administrative expense includes $3,187,000 associated with proposed private debt offerings that we withdrew as a result of deterioration of terms available to us in the credit markets. Share-based compensation decreased principally as a result of a decline in our stock price and its impact on cash-settled awards. Gain on sale of assets represents the sale of about 57,000 acres of timberland for $87,061,000 in accordance with our 2009 strategic initiatives, which we completed in 2011.

In 2010, gain on sale of assets represents the sale of over 24,000 acres of timberland for $38,778,000 in accordance with our 2009 strategic initiatives. Interest expense decreased principally due to lower interest rates as a result of the maturity of our interest rate swap agreement and decreased amortization of prepaid loan fees.

Note 17 — Variable Interest Entities

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

At year-end 2012, we are the primary beneficiary of one VIE that we consolidate. We have provided the majority of equity to this VIE, which absent our contributions or advances does not have sufficient equity to fund its operations. We have the authority to approve project budgets and the issuance of additional debt. At year-end 2012, our consolidated balance sheet includes $1,342,000 in liabilities related to this VIE. In 2012, we contributed or advanced $2,000 to this VIE. In 2011, our earnings benefited from a $1,342,000 reallocation of a previously recognized loss related to foreclosure of a lien on property in the above VIE. Based on our access to new information, we determined this loss and related liability should be allocated from us to the noncontrolling financial interests as we believe the likelihood we will be subject to any potential lender liabilities is remote. In addition, in 2011, we were released from liability due to settled litigation related to this property and as result, our earnings benefited from the reversal of $1,741,000 in liabilities.

Also at year-end 2012, we are not the primary beneficiary of three VIEs that we account for using the equity method. The unrelated managing partners oversee the day-to-day operations and guarantee some of the debt of the VIEs while we have the authority to approve project budgets and the issuance of additional debt. Although some of the debt is guaranteed by the managing partners, we may under certain circumstances elect or be required to provide additional funds to these VIEs. At year-end 2012, these three VIEs have total assets of $15,533,000, substantially all of which represent developed and undeveloped real estate and total liabilities of $48,123,000, which includes $31,792,000 of borrowings classified as current maturities. These amounts are included in other ventures in the combined summarized balance sheet information for ventures accounted for using the equity method in Note 7. At year-end 2012, our investment in these three VIEs is $397,000 and is included in investment in unconsolidated ventures. In 2012, we contributed or advanced $148,000 to these VIEs. Our maximum exposure to loss related to these VIEs is estimated at $4,217,000, which exceeds our investment as we have a nominal general partner interest in two of these VIEs and could be held responsible for their liabilities. The maximum exposure to loss represents the maximum loss that we could be required to recognize assuming all the ventures’ assets (principally real estate) are worthless, without consideration of the probability of a loss or of any actions we may take to mitigate any such loss.

Note 18 — Share-Based Compensation

Share-based compensation expense consists of:

	For the Year
	2012	2011	2010
	(In thousands)
Cash-settled awards	$6,465	$1,095	$6,023
Equity-settled awards	3,059	941	—
Restricted stock	2,154	2,505	3,461
Stock options	3,251	2,526	2,112

	$14,929	$7,067	$11,596

Share-based compensation expense is included in:

	For the Year
	2012	2011	2010
	(In thousands)
General and administrative	$7,144	$3,216	$5,240
Other operating	7,785	3,851	6,356

	$14,929	$7,067	$11,596

In 2012, share-based compensation expense increased principally as a result of increase in our stock price and its impact on cash-settled awards. In 2011, share-based compensation expense decreased principally as a result of a decline in our stock price and its impact on cash-settled awards.

The fair value of awards granted to retirement-eligible employees and expensed at the date of grant was $595,000 in 2012, $654,000 in 2011 and $286,000 in 2010. Unrecognized share-based compensation expense related to non-vested equity-settled awards, restricted stock and stock options is $8,579,000 at year-end 2012. The weighted average period over which this amount will be recognized is estimated to be two years. We did not capitalize any share-based compensation in 2012, 2011 or 2010.

In 2012 and 2011, we withheld 76,727 and 87,357 shares having a value of $1,239,000 and $1,547,000 in connection with vesting of restricted stock awards and exercises of stock options. These shares are accounted for as treasury stock and are reflected in financing activities in our consolidated statements of cash flows.

A summary of awards granted under our 2007 Stock Incentive Plan follows:

Cash-settled awards

Cash-settled awards granted to our employees in the form of restricted stock units or stock appreciation rights generally vest over three to four years from the date of grant and generally provide for accelerated vesting upon death, disability or if there is a change in control. Cash-settled awards granted in 2012 vest over one to three years from the date of grant. Vesting for some restricted stock unit awards is also conditioned upon achievement of a minimum one percent annualized return on assets over a three-year period. Cash-settled stock appreciation rights have a ten-year term, generally become exercisable ratably over four years and provide for accelerated or continued vesting upon retirement, death, disability or if there is a change in control. Stock appreciation rights were granted with an exercise price equal to the market value of our stock on the date of grant.

Cash-settled awards granted to our directors in the form of restricted stock units are fully vested at the time of grant and payable upon retirement.

The following table summarizes the activity of cash-settled restricted stock unit awards in 2012:

	Equivalent Units	Weighted Average Grant Date Fair Value
	(In thousands)	(Per unit)
Non-vested at beginning of period	449	$13.13
Granted	187	16.11
Vested	(286)	10.32
Forfeited	—	—

Non-vested at end of period	350	17.03

The weighted average grant date fair value of our non-vested cash-settled restricted stock unit awards at year-end 2011 was $13.13 for 449,000 equivalent units and at year-end 2010 was $11.88 for 376,000 equivalent units.

The following table summarizes the activity of cash-settled stock appreciation rights in 2012:

	Rights Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (Current Value Less Exercise Price)
	(In thousands)	(Per share)	(In years)	(In thousands)
Balance at beginning of period	895	$11.31	7	$3,986
Granted	—	—
Exercised	(29)	9.29
Forfeited	—	—

Balance at end of period	866	11.38	6	5,256

Exercisable at end of period	618	10.90	6	$4,027

The weighted average exercise price of our cash-settled stock appreciation rights at year-end 2011 was $11.31 for 895,000 awards and at year-end 2010 was $11.28 for 909,000 awards.

The fair value of awards settled in cash was $5,299,000 in 2012, $197,000 in 2011and $751,000 in 2010. At year-end 2012, the fair value of vested cash-settled awards is $19,071,000 and is included in other liabilities. The aggregate current value of non-vested awards is $7,278,000 at year-end 2012 based on a year-end stock price of $17.33.

Equity-settled awards

Equity-settled awards granted to our employees include restricted stock units (RSU), which vest over or after three years from the date of grant, market-leveraged stock units (MSU), which vest after three years and performance stock units (PSU), which vest after three years from the date of grant if certain performance goals are met. The following table summarizes the activity of equity-settled awards in 2012:

		Weighted
	Equivalent Units	Average Grant
		Date Fair Value
	(In thousands)	(Per unit)
Non-vested at beginning of period	159	$20.74
Granted	368	17.01
Vested	(118)	15.17
Forfeited	—	—

Non-vested at end of period	409	18.99

In 2012, we granted a 41,031 performance stock unit award to be settled in common stock upon achievement of the performance goal over the performance measurement period of 3 years. The number of shares to be issued could range from a high of 92,320 shares to a low of no shares issued upon performance.

In 2012, we granted 154,900 MSU awards. These awards will be settled in common stock based upon our stock price performance over three years from the date of grant. The number of shares to be issued could range from a high of 232,370 shares if our stock price increases by 50 percent or more, to a low of 77,460 shares if our stock price decreases by 50 percent, or could be zero if our stock price decreases by more than 50 percent, the minimum threshold performance. MSU awards are valued using a Monte Carlo simulation pricing model, which includes expected stock price volatility and risk-free interest rate assumptions. Compensation expense is recognized regardless of achievement of performance conditions, provided the requisite service period is satisfied.

Unrecognized share-based compensation expense related to non-vested equity-settled awards is $4,351,000 at year-end 2012. The weighted average period over which this amount will be recognized is estimated to be two years.

Restricted stock

Restricted stock awards vest either ratably over or after three years, generally if we achieve a minimum one percent annualized return on assets over such three-year period. The following table summarizes the activity of restricted stock awards in 2012:

		Weighted
	Restricted Shares	Average Grant
		Date Fair Value
	(In thousands)	(Per unit)
Non-vested at beginning of period	399	$15.02
Granted	9	15.33
Vested	(197)	12.97
Forfeited	—	—

Non-vested at end of period	211	16.95

The weighted average grant date fair value of our non-vested restricted stock awards at year-end 2011 was $15.02 for 399,000 non-vested restricted shares and at year-end 2010 was $17.56 for 636,000 non-vested restricted shares.

Unrecognized share-based compensation expense related to non-vested restricted stock awards is $585,000 at year-end 2012. The weighted average period over which this amount will be recognized is estimated to be one year.

Stock options

Stock options have a ten-year term, generally become exercisable ratably over four years and provide for accelerated or continued vesting upon retirement, death, disability or if there is a change in control. Options were granted with an exercise price equal to the market value of our stock on the date of grant. The following table summarizes the activity of stock option awards in 2012:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (Current Value Less Exercise Price)
	(In thousands)	(Per share)	(In years)	(In thousands)
Balance at beginning of period	1,284	$22.22	7	$944
Granted	473	15.94
Exercised	—	—
Forfeited	(1)	16.89

Balance at end of period	1,756	20.53	7	1,956

Exercisable at end of period	975	23.66	6	1,079

We estimate the fair value of stock options using the Black-Scholes option pricing model and the following assumptions:

	For the Year
	2012	2011	2010
Expected stock price volatility	60.2%	56.2%	51.0%
Risk-free interest rate	1.3%	2.4%	2.3%
Expected life of options (years)	6	6	6
Weighted average estimated fair value of options at grant date	$9.22	$10.11	$8.98

We have limited historical experience as a stand-alone company so we utilized alternative methods in determining our valuation assumptions. The expected life was based on the simplified method utilizing the midpoint between the vesting period and the contractual life of the awards. In 2012 and 2011, the expected stock price volatility was based on a blended rate utilizing our historical volatility and historical prices of our peers’ common stock for a period corresponding to the expected life of the options. In 2010, the expected stock price volatility was based on historical prices of our peers’ common stock for a period corresponding to the expected life of the options. Pre-vesting forfeitures are estimated based upon the pool of participants and their expected activity and historical trends.

Unrecognized share-based compensation expense related to non-vested stock options is $3,643,000 at year-end 2012. The weighted average period over which this amount will be recognized is estimated to be two years.

Pre-Spin Awards

Certain of our employees participated in Temple-Inland’s share-based compensation plans. In conjunction with our 2007 spin-off, these awards were equitably adjusted into separate awards of the common stock of Temple-Inland and the spin-off entities. As a result of Temple-Inland’s merger with International Paper in first quarter 2012, all outstanding awards on Temple-Inland stock were settled with an intrinsic value of $1,132,000.

Pre-spin stock option awards to our employees to purchase our common stock have a ten-year term, generally become exercisable ratably over four years and provide for accelerated or continued vesting upon retirement, death, disability or if there is a change in control. At year-end 2012, there were 60,000 pre-spin awards outstanding and exercisable on our stock with a weighted average exercise price of $25.21, weighted average remaining term of three years and aggregate intrinsic value of $27,000.

The intrinsic value of options exercised was $64,000 in 2012, $766,000 in 2011 and $578,000 in 2010.

Note 19 — Retirement Plans

Our defined contribution retirement plans include a 401(k) plan, which is funded, and a supplemental plan for certain employees, which is unfunded. The expense of our defined contribution retirement plans was $1,393,000 in 2012, $924,000 in 2011and $679,000 in 2010. The unfunded liability for our supplemental plan was $449,000 at year-end 2012 and $369,000 at year-end 2011 and is included in other liabilities.

Note 20 — Supplemental Oil and Natural Gas Disclosures (Unaudited)

The following unaudited information regarding our oil and natural gas reserves has been prepared and is presented pursuant to requirements of the Securities and Exchange Commission (SEC) and the Financial Accounting Standards Board (FASB).

We lease our mineral interests, principally in Texas and Louisiana, to third-party entities for the exploration and production of oil and natural gas. When we lease our mineral interests, we may negotiate a lease bonus payment and we retain a royalty interest and may take an additional participation in production, including a working interest in which we pay a share of the costs to drill, complete and operate a well and receive a proportionate share of the production revenues.

On September 28, 2012, we acquired 100 percent of the outstanding common stock of Credo in an all cash transaction for $14.50 per share, representing an equity purchase price of approximately $146,445,000. In addition, we paid in full $8,770,000 of Credo’s outstanding debt. Credo is an independent oil and natural gas exploration, development and production company based in Denver, Colorado. The acquired assets include leasehold interests in the Bakken and Three Forks formations of North Dakota, the Lansing – Kansas City formation in Kansas and Nebraska, and the Tonkawa and Cleveland formations in Texas.

We engaged independent petroleum engineers, Netherland, Sewell & Associates, Inc., to prepare estimates of our proved oil and natural gas reserves, all of which are located in the U.S., and future net cash flows as of year-end 2012, 2011 and 2010. These estimates were based on the economic and operating conditions existing at year-end 2012, 2011 and 2010. Proved developed reserves are those quantities of petroleum from existing wells and facilities, which by analysis of geosciences and engineering data, can be estimated with reasonable certainty to be commercially recoverable, from a given date forward for known reservoirs and under defined economic conditions, operating methods and government regulations.

SEC rules require disclosure of proved reserves using the twelve-month average beginning-of-month price (which we refer to as the average price) for the year. These same average prices also are used in calculating the amount of (and changes in) future net cash inflows related to the standardized measure of discounted future net cash flows.

For 2012, 2011 and 2010, the average spot price per barrel of oil based on the West Texas Intermediate Crude price is $94.71, $92.71 and $75.96 and the average price per MMBTU of natural gas based on the Henry Hub spot market is $2.76, $4.12 and $4.38. All prices were adjusted for quality, transportation fees and regional price differentials.

The process of estimating proved reserves and future net cash flows is complex involving decisions and assumptions in evaluating the available engineering and geologic data and prices for oil and natural gas and the cost to produce these reserves and other factors, many of which are beyond our control. As a result, these estimates are imprecise and should be expected to change as future information becomes available. These changes could be significant. In addition, this information should not be construed as being the current fair market value of our proved reserves.

Estimated Quantities of Proved Oil and Natural Gas Reserves

Estimated quantities of proved oil and natural gas reserves are summarized as follows:

	Net Reserves
	Oil (Barrels)	Natural Gas (Mcf)

	(In thousands)
Consolidated entities:
Year-end 2009	580	6,660
Revisions of previous estimates	123	709
Extensions and discoveries	21	514
Production	(115)	(1,224)

Year-end 2010	609	6,659
Revisions of previous estimates	197	3
Extensions and discoveries	410	2,670
Production	(152)	(1,129)

Year-end 2011	1,064	8,203
Revisions of previous estimates	45	(2,163)
Extensions and discoveries	86	241
Acquisitions	2,396	7,109
Production	(371)	(1,668)

Year-end 2012	3,220	11,722

Our share of ventures accounted for using the equity method:
Year-end 2009	—	2,508
Revisions of previous estimates	—	1,041
Extensions and discoveries	—	895
Production	—	(573)

Year-end 2010	—	3,871
Revisions of previous estimates	—	(95)
Extensions and discoveries	—	—
Production	—	(493)

Year-end 2011	—	3,283
Revisions of previous estimates	—	(390)
Extensions and discoveries	—	—
Production	—	(321)

Year-end 2012	—	2,572

Total consolidated and our share of equity method ventures:
Year-end 2010(a)	609	10,530
Year-end 2011(a)	1,064	11,486
Year-end 2012
Proved developed reserves	2,416	13,020
Proved undeveloped reserves	804	1,274

Total Year-end 2012	3,220	14,294

(a)	In 2011 and 2010, consolidated entities and equity method ventures did not include any proved undeveloped reserves. In 2012, proved undeveloped reserves are a result of our acquisition of Credo.

We do not have any estimated reserves of synthetic oil, synthetic natural gas or products of other non-renewable natural resources that are intended to be upgraded into synthetic oil and natural gas.

In 2012, decreases in gas prices accounted for about 800,000 Mcf of downward revisions in natural gas reserves for our consolidated entities and about 330,000 Mcf of downward revisions for our equity method ventures. The remaining downward revisions in natural gas reserves for our consolidated entities were attributable to adverse performance from reducing the total fluid withdrawal rate in a natural water drive reservoir, adverse performance from increasing total fluid withdrawal rate in another natural water drive reservoir, from unfavorable performance from newer wells in over-pressured reservoirs that are exhibiting pressure-dependent permeability reductions, and generally due to higher operating pressures adversely affecting natural gas well performances in a higher back-pressure environment.

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

In 2012, 2011 and 2010, reserve additions from new wells drilled and completed during the year are shown for both consolidated entities and ventures accounted for using the equity method under extensions and discoveries for the royalty interest wells and in 2012 with the acquisition of Credo, working interest wells apply industry practices for new well classifications. There were 27 new well additions in 2012, 36 new well additions in 2011 and 22 new well additions in 2010.

Capitalized Costs Relating to Oil and Natural Gas Producing Activities

Capitalized costs related to our oil and natural gas producing activities are as follows:

	At Year-End
	2012	2011
	(In thousands)
Consolidated entities:
Unproved oil and natural gas properties	$81,672	$714
Proved oil and natural gas properties	81,412	4,002

Total costs	163,084	4,716
Less accumulated depreciation, depletion and amortization	(4,657)	(155)

Net capitalized costs	$158,427	$4,561

We have not capitalized any costs for our share in ventures accounted for using the equity method. Proved and unproved oil and natural gas properties increased in 2012 principally due to our acquisition of Credo. At year-end 2012, oil and natural gas properties and equipment includes approximately $150,223,000 in net carrying value arising out of the Credo acquisition.

Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development

Costs incurred in oil and natural gas property acquisition, exploration and development activities, whether capitalized or expensed, follows:

	For the Year
	2012	2011	2010
	(In thousands)
Consolidated entities:
Acquisition of properties	$4,418	$714	$—
Exploration costs	1,752	549	—
Development costs	15,938	3,597	5

Total cost incurred for consolidated entities	$22,108	$4,860	$5

We have not incurred any costs for our share in ventures accounted for using the equity method. In 2012, acquisition of leasehold interests, exploration expenses, and development costs have increased as a result of our increased focus on these activities to increase production, reserves, and add net asset value, and also to explore and develop the assets acquired from Credo. In 2011, acquisition of properties represents unproved leasehold associated with 13,000 net mineral acres acquired in Alabama and Georgia. In 2011, the increase in development costs when compared with 2010 was due to our participation as a non-operating working interest owner in two wells during 2011.

Standardized Measure of Discounted Future Net Cash Flows

Estimates of future cash flows from proved oil and natural gas reserves are shown in the following table. Estimated income taxes are calculated by applying the appropriate tax rates to the estimated future pre-tax net cash flows less depreciation of the tax basis of properties and the statutory depletion allowance.

	At Year-End
	2012	2011	2010
	(In thousands)
Consolidated entities:
Future cash inflows	$322,098	$142,043	$74,264
Future production and development costs	(104,441)	(18,929)	(9,003)
Future income tax expenses	(50,350)	(38,681)	(20,570)

Future net cash flows	167,307	84,433	44,691
10% annual discount for estimated timing of cash flows	(60,764)	(31,735)	(17,881)

Standardized measure of discounted future net cash flows	$106,543	$52,698	$26,810

Our share in ventures accounted for using the equity method:
Future cash inflows	$5,125	$12,346	$15,748
Future production and development costs	(551)	(1,731)	(3,545)
Future income tax expenses	(1,738)	(3,154)	(3,542)

Future net cash flows	2,836	7,461	8,661
10% annual discount for estimated timing of cash flows	(1,423)	(3,953)	(4,334)

Standardized measure of discounted future net cash flows	$1,413	$3,508	$4,327

Total consolidated and our share of equity method ventures	$107,956	$56,206	$31,137

Future net cash flows were computed using prices used in estimating proved oil and natural gas reserves, year-end costs, and statutory tax rates (adjusted for tax deductions) that relate to proved oil and natural gas reserves.

Changes in the standardized measure of discounted future net cash flow follow:

	For the Year
	Consolidated	Our Share of Equity Method Ventures	Total
	(In thousands)

Year-end 2009	$21,138	$2,672	$23,810

Changes resulting from:
Net change in sales prices and production costs	9,929	939	10,868
Sales of oil and natural gas, net of production costs	(12,690)	(2,104)	(14,794)
Net change due to extensions and discoveries	2,148	1,526	3,674
Net change due to revisions of quantity estimates	9,153	2,224	11,377
Accretion of discount	2,340	279	2,619
Net change in income taxes	(5,208)	(1,209)	(6,417)

Aggregate change for the year	5,672	1,655	7,327

Year-end 2010	26,810	4,327	31,137

Changes resulting from:
Net change in sales prices and production costs	8,476	153	8,629
Sales of oil and natural gas, net of production costs	(17,747)	(1,622)	(19,369)
Net change due to extensions and discoveries	32,671	—	32,671
Net change due to revisions of quantity estimates	17,586	(204)	17,382
Accretion of discount	3,013	466	3,479
Net change in income taxes	(18,111)	388	(17,723)

Aggregate change for the year	25,888	(819)	25,069

Year-end 2011	52,698	3,508	56,206

Changes resulting from:
Net change in sales prices and production costs	(5,709)	(2,497)	(8,206)
Net change in future development costs	(1,834)	—	(1,834)
Sales of oil and natural gas, net of production costs	(31,732)	(632)	(32,364)
Net change due to extensions and discoveries	5,596	—	5,596
Net change due to acquisition of reserves	86,013	—	86,013
Net change due to revisions of quantity estimates	(2,254)	18	(2,236)
Previously estimated development costs incurred	1,007	—	1,007
Accretion of discount	7,377	401	7,778
Net change in income taxes	(4,619)	615	(4,004)

Aggregate change for the year	53,845	(2,095)	51,750

Year-end 2012	$106,543	$1,413	$107,956

Results of Operations for Oil and Natural Gas Producing Activities

Our royalty interests are contractually defined and based on a percentage of production at prevailing market prices. We receive our percentage of production in cash. Similarly, our working interests and the associated net revenue interests are contractually defined and we pay our proportionate share of the capital and operating costs to develop and operate the well and we market our share of the production. Our revenues fluctuate based on changes in the market prices for oil and natural gas, the inevitable decline in production in existing wells, and other factors affecting oil and natural gas exploration and production activities, including the cost of development and production.

Information about the results of operations of our oil and natural gas interests follow:

	For the Year
	2012	2011	2010
	(In thousands)
Consolidated entities(a)
Revenues	$36,204	$19,239	$13,724
Production costs	(4,472)	(1,492)	(1,032)
Exploration expenses	(1,754)	(549)	—
Depreciation, depletion, amortization	(4,931)	(337)	(334)
Oil and natural gas administrative expenses	(8,332)	(4,445)	(3,295)
Income tax expenses	(4,841)	(3,645)	(2,637)

Results of operations	$11,874	$8,771	$6,426

Our share in ventures accounted for using the equity method:
Royalty revenues	$770	$1,882	$2,359
Production costs	(138)	(260)	(255)
Exploration expenses	—	—	—
Depreciation, depletion, amortization	—	—	—
Oil and natural gas administrative expenses	(123)	(228)	(70)
Income tax expenses	(147)	(400)	(605)

Results of operations	$362	$994	$1,429

Total results of operations	$12,326	$9,765	$7,855

(a)	2012 includes only three months of operations from Credo due to our September 28, 2012 acquisition.

Production costs represent our share of oil and natural gas production severance taxes, and lease operating expenses.

Oil and natural gas produced and average unit prices related to our royalty and working interests follows:

	For the Year
	2012	2011	2010
Consolidated entities:
Oil production (barrels)	371,300	151,900	115,400
Average price per barrel	$85.09	$96.84	$73.09
Natural gas production (millions of cubic feet)	1,667.7	1,128.6	1,223.6
Average price per thousand cubic feet	$2.76	$4.01	$4.32

Our share of ventures accounted for using the equity method:
Natural gas production (millions of cubic feet)	321.3	493.4	572.8
Average price per thousand cubic feet	$2.40	$3.81	$4.12
Total consolidated and our share of equity method ventures:
Oil production (barrels)	371,300	151,900	115,400
Average price per barrel	$85.09	$96.84	$73.09
Natural gas production (millions of cubic feet)	1,989.0	1,622.0	1,796.4
Average price per thousand cubic feet	$2.71	$3.95	$4.26
Total BOE (barrel of oil equivalent)(a)	702,800	422,200	414,800
Average price per barrel of oil equivalent	$52.61	$50.02	$38.77

(a)	Natural gas is converted to barrels of oil equivalent (BOE) using the conversion of six Mcf to one barrel of oil.

In fourth quarter 2012, operations acquired from Credo produced approximately 116,600 barrels of oil at an average price of $79.94 per barrel and 225 MMcf of natural gas at an average price of $3.64 per Mcf.

Note 21 — Summary of Quarterly Results of Operations (Unaudited)

Summarized quarterly financial results for 2012 and 2011 follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
2012
Total revenues	$28,092	$35,312	$40,610	$68,577
Gross profit	16,258	18,748	20,636	33,073
Operating income (loss)	8,220	3,959	4,843	10,143
Equity in earnings (loss) of unconsolidated ventures	724	768	680	12,297
Income (loss) before taxes	5,117	2,203	(1,458)	20,030
Net income (loss) attributable to Forestar Group Inc.	2,802	811	(703)	10,032
Net income (loss) per share — basic	0.08	0.02	(0.02)	0.28
Net income (loss) per share — diluted	0.08	0.02	(0.02)	0.28
2011
Total revenues	$29,840	$25,485	$26,241	$54,007
Gross profit	18,629	14,405	12,928	22,646
Operating income (loss)	984	(2,927)	60,171	(113)
Equity in earnings (loss) of unconsolidated ventures	582	402	648	(30,841)
Income (loss) before taxes	(2,416)	(7,154)	56,574	(34,742)
Net income (loss) attributable to Forestar Group Inc.	(2,473)	(3,921)	36,428	(22,880)
Net income (loss) per share — basic	(0.07)	(0.11)	1.03	(0.65)
Net income (loss) per share — diluted	(0.07)	(0.11)	1.02	(0.65)

Note 22 — Subsequent Event

On February 20, 2013, we entered into an underwriting agreement to sell $125,000,000 aggregate principal amount of 3.75% Convertible Senior Notes due 2020 (Notes), which includes $15,000,000 aggregate principal amount as a result of the underwriters exercising in full their option to purchase additional Notes. We closed the sale of the Notes on February 26, 2013.

The Notes will pay interest semiannually at a rate of 3.75 percent per annum and will mature on March 1, 2020. The Notes will have an initial conversion rate of 40.8351 per $1,000 principal amount (equivalent to a conversion price of approximately $24.49 per share of common stock and a conversion premium of 37.5 percent based on the closing share price of $17.81 per share of our common stock on February 20, 2013). The initial conversion rate is subject to adjustment upon the occurrence of certain events. Prior to November 1, 2019, the Notes will be convertible only upon certain circumstances, and thereafter will be convertible at any time prior to the close of business on the second scheduled trading day prior to maturity. Upon conversion, holders will receive cash, shares of our common stock or a combination thereof at our election.

Net proceeds from the offering were used to repay $68,000,000 under our revolving line of credit, and we also intend to use net proceeds for general corporate purposes, including investments in oil and natural gas exploration and drilling and real estate acquisition and development.

Forestar Group Inc.

Schedule III — Consolidated Real Estate and Accumulated Depreciation

Year-End 2012

(In thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at End of Period
Description	Encumbrances	Land	Buildings & Improvements	Improvements less Cost of Sales and Other	Carrying Costs(a)	Land & Land Improvements	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
Entitled, Developed, and Under Development Projects:
CALIFORNIA
Contra Costa County
San Joaquin River		$12,225		$(3,310)		$8,915		$8,915			(b	)
COLORADO
Douglas County
Pinery West		7,308		2,219		9,527		9,527		2006	2006
Weld County
Buffalo Highlands		3,001		575		3,576		3,576		2006	2005
Johnstown Farms		2,749		2,643	$188	5,580		5,580		2002	2002
Stonebraker		3,878		(1,271)		2,607		2,607		2005	2005
FLORIDA
Hillsborough County
Bridle Path Estates		2,683				2,683		2,683			2012
GEORGIA
Bartow County
Towne West		936		923		1,859		1,859			(b	)
Euharlee North		269		138		407		407			(b	)
Parkside at Woodbury		134		374		508		508			(b	)
Coweta County
Cedar Creek Preserve		852		228		1,080		1,080			(b	)
Corinth Landing		607		585		1,192		1,192			(b	)
Coweta South Industrial Park		532		477		1,009		1,009			(b	)
Fox Hall		166		2,239		2,405		2,405			(b	)
Genesee		480		1,176		1,656		1,656			(b	)
Dawson County
Woodlands at Burt Creek		71		1,670		1,741		1,741			(b	)
TEXAS
Bastrop County
Hunter’s Crossing		3,613		7,593	358	11,564		11,564		2001	2001
The Colony		8,726		12,575	161	21,462		21,462		1999	1999
Bexar County
Cibolo Canyons		25,569		50,978	1,549	78,096		78,096		2004	1986
Calhoun County
Caracol	$6,517	8,603		3,953	2,047	14,603		14,603		2006	2006
Harbor Mist		2,822		(2,822)		—		—			2007

Forestar Group Inc.

Schedule III — Consolidated Real Estate and Accumulated Depreciation

Year-End 2012

(In thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at End of Period
Description	Encumbrances	Land	Buildings & Improvements	Improvements less Cost of Sales and Other	Carrying Costs(a)	Land & Land Improvements	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
Collin County
Lakes of Prosper		$8,951		$7		$8,958		$8,958			2012
Maxwell Creek		9,904		(4,204)	$635	6,335		6,335		2000	2000
Timber Creek	$3,431	7,282		3,053		10,335		10,335		2007	2007
Village Park		6,550		(129)	81	6,502		6,502			2012
Comal County
Oak Creek Estates		1,921		1,892	175	3,988		3,988		2006	2005
Dallas County
Stoney Creek		12,822		1,324	158	14,304		14,304		2007	2007
Denton County
Lantana	5,403	31,451		831		32,282		32,282		2000	1999
The Preserve at Pecan Creek		5,855		857	436	7,148		7,148		2006	2005
Fort Bend County
Summer Lakes		4,269		(1,003)		3,266		3,266			2012
Summer Park		4,803		(1,381)		3,422		3,422			2012
Willow Creek Farms	113	3,479		2,161		5,640		5,640			2012
Harris County
Barrington		8,950		(1,720)		7,230		7,230			2011
City Park	28	3,946		(2,732)	1,641	2,855		2,855		2002	2001
Hays County
Arrowhead Ranch		12,856		1,978		14,834		14,834			2007
Hood County
Harbor Lakes		3,514		355	312	4,181		4,181		2000	1998
Nueces County
Tortuga Dunes		12,080		10,289		22,369		22,369			2006
Tarrant County
Summer Creek Ranch		2,887		(482)		2,405		2,405			2012
The Bar C Ranch		1,365		24		1,389		1,389			2012
Williamson County
Westside at Buttercup Creek		13,149		(10,573)	488	3,064		3,064		1993	1993
Chandler Road Properties	400	3,552		(546)		3,006		3,006		2004	2004
La Conterra		4,023		1,743	293	6,059		6,059			2006
MISSOURI
Clay County
Somerbrook		3,061		(218)	13	2,856		2,856		2003	2001
Other		27,390		(9,284)	823	18,929		18,929

Total Entitled, Developed, and Under Development Projects	$15,892	$279,284	$—	$73,185	$9,358	$361,827	$—	$361,827	$—

Forestar Group Inc.

Schedule III — Consolidated Real Estate and Accumulated Depreciation

Year-End 2012

(In thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at End of Period
Description	Encumbrances	Land	Buildings & Improvements	Improvements less Cost of Sales and Other	Carrying Costs(a)	Land & Land Improvements	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
Undeveloped Land and land in entitlement:
CALIFORNIA
Los Angeles County
Land In Entitlement Process		$3,969		$11,393		$15,362		$15,362			1997
GEORGIA
Bartow County
Undeveloped Land		4,055		85		4,140		4,140
Carroll County
Undeveloped Land		6,619		131		6,750		6,750
Land In Entitlement Process		9,309		2,343		11,652		11,652
Cherokee County
Undeveloped Land		3,522		98		3,620		3,620
Land In Entitlement Process		2,400		568		2,968		2,968
Coweta County
Undeveloped Land		473		318		791		791
Land In Entitlement Process		2,128		412		2,540		2,540
Dawson County
Undeveloped Land		2,394		1,761		4,155		4,155
Gilmer County
Undeveloped Land		2,908		22		2,930		2,930
Lumpkin County
Undeveloped Land		3,117		4		3,121		3,121
Paulding County
Undeveloped Land		1,406		242		1,648		1,648
Pickens County
Undeveloped Land		2,400		29		2,429		2,429
TEXAS
Bexar County
Undeveloped Land				1,588		1,588		1,588
Harris County
Land in Entitlement Process		685		1,141		1,826		1,826
San Augustine County
Undeveloped Land		1,610				1,610		1,610
Other
Undeveloped Land		9,692		4,114		13,806		13,806
Land in Entitlement Process		3,179		(1,427)		1,752		1,752

Total Undeveloped Land and land in entitlement	$—	$59,866	$—	$22,822	$—	$82,688	$—	$82,688	$—

Forestar Group Inc.

Schedule III — Consolidated Real Estate and Accumulated Depreciation

Year-End 2012

(In thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at End of Period
Description	Encumbrance	Land	Buildings & Improvements	Improvements less Cost of Sales and Other	Carrying Costs(a)	Land & Land Improvements	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
Income Producing Properties:
NORTH CAROLINA
Mechlanburg County
East Morehead		$5,779		$175		$5,954		$5,954			2012
TENNESSEE
Davidson County
Westmont		11,546		(124)		11,422		11,422			2012
TEXAS
Dallas County
Cedar Hill		2,267		1,231		3,498		3,498			2011
Travis County
Radisson Hotel & Suites	15,400		$10,603	35,668			$46,271	46,271	$(26,279)
Promesa	18,771	2,872		27,226	$551	30,649		30,649	(592)	2006	2006
Hood County
Harbor Lakes Golf Club			1,446	1,615			3,061	3,061	(1,349)	2000	1998

Total Income Producing Properties	$34,171	$22,464	$12,049	$65,791	$551	$51,523	$49,332	$100,855	$(28,220)

Total	$50,063	$361,614	$12,049	$161,798	$9,909	$496,038	$49,332	$545,370	$(28,220)

(a)	We do not capitalize carrying costs until development begins.

(b)	The acquisition date for this land is not available.

Reconciliation of real estate:

	2012	2011	2010
	(In thousands)
Balance at beginning of year	$592,322	$585,090	$567,229
Amounts capitalized	143,711	66,338	65,024
Amounts retired or adjusted	(190,663)	(59,106)	(47,163)

Balance at close of period	$545,370	$592,322	$585,090

Reconciliation of accumulated depreciation:

	2012	2011	2010
	(In thousands)
Balance at beginning of year	$(26,955)	$(23,438)	$(24,417)
Depreciation expense	(3,640)	(3,547)	(2,582)
Amounts retired or adjusted	2,375	30	3,561

Balance at close of period	$(28,220)	$(26,955)	$(23,438)

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

We completed the acquisition of CREDO Petroleum Corporation (Credo) in September 2012. Due to the timing of the acquisition we have excluded Credo from our evaluation of the effectiveness of internal control over financial reporting. For the period ended and as of December 31, 2012, Credo net revenues and assets represented approximately 6 percent of revenues and 21 percent of total assets.

Item	9B. Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Set forth below is certain information about the members of our Board of Directors:

Name	Age	Year First Elected to the Board	Principal Occupation
Kenneth M. Jastrow, II	65	2007	Non-Executive Chairman of Forestar Group Inc.
Kathleen Brown	67	2007	Chairman of Investment Banking for the Midwest Region, Goldman, Sachs & Co.
William G. Currie	65	2007	Chairman of Universal Forest Products, Inc.
James M. DeCosmo	54	2007	President and Chief Executive Officer of Forestar Group Inc.
Michael E. Dougherty	72	2008	Founder and Chairman of Dougherty Financial Group LLC
James A. Johnson	69	2007	Chairman and Chief Executive Officer of Johnson Capital Partners
Charles W. Matthews	68	2012	Former Vice President and General Counsel of Exxon Mobil Corporation
William C. Powers, Jr.	66	2007	President of The University of Texas at Austin
James A. Rubright	66	2007	Chairman and Chief Executive Officer of Rock-Tenn Company
Richard M. Smith	67	2007	President of Pinkerton Foundation
Carl A. Thomason	60	2012	President of Great Northern Gathering and Marketing, LLC

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

Equity Compensation Plan Information

We have only one equity compensation plan, the Forestar 2007 Stock Incentive Plan. It was approved by our sole stockholder prior to spin-off and material terms and amendments thereto were subsequently approved by our stockholders. Information at year-end 2012 about our equity compensation plan under which our common stock may be issued follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)(2)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c )
Equity compensation plans approved by security holders	2,715,120	$21.96	2,408,087
Equity compensation plans not approved by security holders	None	None	None
Total	2,715,120	$21.96	2,408,087

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

(3) Exhibits

The exhibits listed in the Exhibit Index in (b) below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

(b) Exhibits

Exhibit Number	Exhibit

2.1	Agreement and Plan of Merger, dated June 3, 2012, by and among CREDO Petroleum Corporation, Forestar Group Inc. and Longhorn Acquisition Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Commission on June 4, 2012).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2007).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2007).
3.3	First Amendment to Amended and Restated Bylaws of Forestar Real Estate Group Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on February 19, 2008).
3.4	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2007).
3.5	Second Amendment to Amended and Restated Bylaws of Forestar Real Estate Group Inc. (incorporated by reference to Exhibit 3.5 of the Company’s Annual Report on Form 10-K filed with the Commission on March 5, 2009).
3.6	Certificate of Ownership and Merger, dated November 21, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 24, 2008).
3.7	Third Amendment to Amended and Restated Bylaws of Forestar Group Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the Commission on November 24, 2008).
3.8	Fourth Amendment to the Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 26, 2012).
4.1	Specimen Certificate for shares of common stock, par value $1.00 per share, of Forestar Real Estate Group Inc. (incorporated by reference to Exhibit 4.1 of Amendment No. 5 to the Company’s Form 10 filed with the Commission on December 10, 2007).
4.2	Rights Agreement, dated December 11, 2007, between Forestar Real Estate Group Inc. and Computershare Trust Company, N.A., as Rights Agent (including Form of Rights Certificate) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2007).
4.3	Indenture, dated February 26, 2013 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on February 26, 2013).
4.4	Supplemental Indenture, dated February 26, 2013 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Commission on February 26, 2013).
4.5	Form of 3.75% Convertible Senior Note due 2020 (included in Exhibit 4.4 above) (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed with the Commission on February 26, 2013).
10.1	Employee Matters Agreement, dated December 11, 2007, among Forestar Real Estate Group Inc., Guaranty Financial Group Inc., and Temple — Inland Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2007).
10.2†	Form of Forestar Real Estate Group Supplemental Employee Retirement Plan (incorporated by reference to Exhibit 10.5 of Amendment No. 5 to the Company’s Form 10 filed with the Commission on December 10, 2007).
10.3†*	Amendment No. 1 to Forestar Group Inc. Supplemental Executive Retirement Plan.
10.4†	Form of Forestar Real Estate Group 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 of Amendment No. 5 to the Company’s Form 10 filed with the Commission on December 10, 2007).

Exhibit Number	Exhibit
10.5†	Form of Forestar Real Estate Group Director’s Fee Deferral Plan (incorporated by reference to Exhibit 10.7 of Amendment No. 5 to the Company’s Form 10 filed with the Commission on December 10, 2007).
10.6†	Form of Indemnification Agreement to be entered into between the Company and each of its directors (incorporated by reference to Exhibit 10.9 of Amendment No. 5 to the Company’s Form 10 filed with the Commission on December 10, 2007).
10.7†	Form of Change in Control Agreement between the Company and its named executive officers (incorporated by reference to Exhibit 10.10 of Amendment No. 5 to the Company’s Form 10 filed with the Commission on December 10, 2007).
10.8†	Employment Agreement between the Company and James M. DeCosmo dated August 9, 2007 (incorporated by reference to Exhibit 10.11 of Amendment No. 5 to the Company’s Form 10 filed with the Commission on December 10, 2007).
10.9†	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K filed with the Commission on March 5, 2009).
10.10†*	Form of Restricted Stock Agreement.
10.11†*	Form of Restricted Stock Units Agreement.
10.12†	Form of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on February 12, 2009).
10.13†	First Amendment to Forestar Group Inc. Director’s Fee Deferral Plan (incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K filed with the Commission on March 5, 2009).
10.14†	First Amendment to the Forestar Real Estate Group Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on May 13, 2009).
10.15†	Second Amendment to the Forestar Group Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed with the Commission on March 3, 2010).
10.16†	Severance Agreement dated October 12, 2009, by and between the Company and Phillip J. Weber (incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K filed with the Commission on March 2, 2011).
10.17†	First Amendment to Employment Agreement, dated as of November 10, 2010, by and between the Company and James M. DeCosmo (incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K filed with the Commission on March 2, 2011).
10.18†*	Form of Market-Leveraged Stock Unit Award Agreement.
10.19†*	Form of Indemnification Agreement entered into between the Company and each of its executive officers.
10.20	Assignment and Assumption of Membership Interest dated January 20, 2012, executed by Forestar (USA) Real Estate Group Inc. and Dimensional Fund Advisors LP (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on January 24, 2012).
10.21	Underwriting Agreement, dated as of February 20, 2013, by and between the Company and Goldman, Sachs & Co. (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed with the Commission on February 26, 2013).
10.22	Second Amended and Restated Revolving and Term Credit Agreement dated September 14, 2012, by and among the Company; Forestar (USA) Real Estate Group Inc. and certain of its wholly-owned subsidiaries signatory thereto; KeyBank National Association, as lender, swing line lender and agent, the lenders party thereto; and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 17, 2012).
10.23	Consulting Agreement, dated effective as of October 1, 2012, by and between Forestar (USA) Real Estate Group Inc. and Craig A. Knight (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2012).

Exhibit Number	Exhibit
10.24	Guaranty Agreement dated June 28, 2012 by Forestar (USA) Real Estate Group. in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 29, 2012).
10.25	Voting Agreement, dated June 3, 2012, by and among Forestar Group Inc., James T. Huffman, RCH Energy Opportunity Fund III, LP and RCH Energy SSI Fund, LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 4, 2012).
10.26	Guaranty Agreement dated May 24, 2012 by Forestar (USA) Real Estate Group Inc. in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 29, 2012).
10.27	Purchase and Sale Agreement dated February 20, 2012, by and among Forestar (USA) Real Estate Group Inc., CL Realty, L.L.C., and Cousins Real Estate Corporation (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2012).
10.28	Purchase and Sale Agreement dated February 20, 2012, by and among Forestar Realty Inc., Temco Associates, LLC, and Cousins Real Estate Corporation (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2012).
21.1*	List of Subsidiaries of the Company.
23.1*	Consent of Ernst & Young LLP.
23.2*	Consent of Netherland, Sewell & Associates, Inc.
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Reserve report of Netherland, Sewell & Associates, Inc., dated February 14, 2013 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the Commission on February 15, 2013).
101.1*	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statement of Equity (iv) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORESTAR GROUP INC.

By:	/s/ James M. DeCosmo
James M. DeCosmo
President and Chief Executive Officer

Date: March 14, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ James M. DeCosmo	Director, President and Chief Executive Officer (Principal Executive Officer)	March 14, 2013
James M. DeCosmo

/s/ Christopher L. Nines	Chief Financial Officer (Principal Financial Officer)	March 14, 2013
Christopher L. Nines

/s/ Charles D. Jehl	Chief Accounting Officer (Principal Accounting Officer)	March 14, 2013
Charles D. Jehl

/s/ Kenneth M. Jastrow, II	Non-Executive Chairman of the Board	March 14, 2013
Kenneth M. Jastrow, II

/s/ Kathleen Brown	Director	March 14, 2013
Kathleen Brown

/s/ William G. Currie	Director	March 14, 2013
William G. Currie

/s/ Michael E. Dougherty	Director	March 14, 2013
Michael E. Dougherty

/s/ James A. Johnson	Director	March 14, 2013
James A. Johnson

/s/ Charles W. Matthews	Director	March 14, 2013
Charles W. Matthews

/s/ William C. Powers, Jr.	Director	March 14, 2013
William C. Powers, Jr.

/s/ James A. Rubright	Director	March 14, 2013
James A. Rubright

/s/ Richard M. Smith	Director	March 14, 2013
Richard M. Smith

/s/ Carl A. Thomason	Director	March 14, 2013
Carl A. Thomason