Form 10-Q
period 2013-03-31
Forestar Group Inc.
filed 2013-05-09
CIK 1406587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding as of May 3, 2013
Common Stock, par value $1.00 per share	34,650,121

FORESTAR GROUP INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FORESTAR GROUP INC.

Consolidated Balance Sheets

(Unaudited)

	First Quarter-End 2013	Year-End 2012
	(In thousands)
ASSETS
Cash and cash equivalents	$86,653	$10,361
Real estate, net	493,104	517,150
Oil and gas properties and equipment, net	168,393	158,427
Investment in unconsolidated ventures	41,889	41,546
Timber	11,966	12,293
Receivables, net	34,090	33,623
Prepaid expenses	7,012	6,455
Property and equipment, net	4,682	4,859
Deferred tax asset, net	43,602	54,748
Goodwill and other intangible assets	64,142	63,868
Other assets	17,145	15,104

TOTAL ASSETS	$972,678	$918,434

LIABILITIES AND EQUITY
Accounts payable	$22,445	$25,800
Accrued employee compensation and benefits	930	5,667
Accrued property taxes	2,483	4,231
Accrued interest	1,472	1,168
Income taxes payable	1,420	587
Other accrued expenses	17,324	15,168
Other liabilities	36,698	38,203
Debt	328,620	294,063

TOTAL LIABILITIES	411,392	384,887

COMMITMENTS AND CONTINGENCIES

EQUITY
Forestar Group Inc. shareholders’ equity:
Common stock, par value $1.00 per share, 200,000,000 authorized shares, 36,946,603 issued at first quarter-end 2013 and year-end 2012	36,947	36,947
Additional paid-in capital	430,841	407,206
Retained earnings	125,048	121,097
Treasury stock, at cost, 2,313,816 shares at first quarter-end 2013 and 2,327,623 shares at year-end 2012	(35,894)	(35,762)

Total Forestar Group Inc. shareholders’ equity	556,942	529,488
Noncontrolling interests	4,344	4,059

TOTAL EQUITY	561,286	533,547

TOTAL LIABILITIES AND EQUITY	$972,678	$918,434

Please read the notes to consolidated financial statements.

FORESTAR GROUP INC.

Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	First Quarter
	2013	2012
	(In thousands, except per share amounts)
REVENUES
Real estate sales and other	$24,518	$10,644
Commercial and income producing properties	54,171	7,278

Real estate	78,689	17,922
Oil and gas	15,504	9,426
Other natural resources	3,278	744

	97,471	28,092
COSTS AND EXPENSES
Cost of real estate sales and other	(12,095)	(5,774)
Cost of commercial and income producing properties	(40,951)	(4,557)
Cost of oil and gas producing activities	(7,834)	(913)
Cost of other natural resources	(692)	(590)
Other operating	(15,909)	(12,984)
General and administrative	(10,470)	(6,963)

	(87,951)	(31,781)
GAIN ON SALE OF ASSETS	—	11,909

OPERATING INCOME	9,520	8,220
Equity in earnings of unconsolidated ventures	913	724
Interest expense	(4,539)	(3,891)
Other non-operating income	1,141	64

INCOME BEFORE TAXES	7,035	5,117
Income tax expense	(1,993)	(1,620)

CONSOLIDATED NET INCOME	5,042	3,497
Less: Net income attributable to noncontrolling interests	(1,091)	(695)

NET INCOME ATTRIBUTABLE TO FORESTAR GROUP INC.	$3,951	$2,802

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	35,259	34,855
Diluted	35,722	35,169

NET INCOME PER COMMON SHARE
Basic	$0.11	$0.08
Diluted	$0.11	$0.08

TOTAL COMPREHENSIVE INCOME	$3,951	$2,802

Please read the notes to consolidated financial statements.

FORESTAR GROUP INC.

Consolidated Statements of Cash Flows

(Unaudited)

	First Quarter
	2013	2012
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$5,042	$3,497
Adjustments:
Depreciation, depletion and amortization	6,292	2,364
Deferred income taxes	649	(1,464)
Tax benefits not recognized for book purposes	37	38
Equity in earnings of unconsolidated ventures	(913)	(724)
Distributions of earnings to noncontrolling interests	(848)	(632)
Share-based compensation	10,415	5,231
Real estate cost of sales	41,345	5,484
Dry hole exploration costs	742	—
Real estate development and acquisition expenditures, net	(17,568)	(36,750)
Reimbursements from utility and improvement districts	209	108
Other changes in real estate	140	603
Deferred income	2,429	1,022
Gain on sale of assets	—	(11,909)
Other	129	187
Changes in:
Notes and accounts receivable	643	(1,153)
Prepaid expenses and other	(26)	203
Accounts payable and other accrued liabilities	(17,103)	(7,824)
Income taxes	833	(5,795)

Net cash provided by (used for) operating activities	32,447	(47,514)
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, equipment, software and reforestation and other	(915)	(863)
Oil and gas properties and equipment	(12,980)	(1,968)
Investment in unconsolidated ventures	(745)	(117)
Return of investment in unconsolidated ventures	1,065	266
Proceeds from sale of venture interest	—	32,095
Other	74	—

Net cash provided by (used for) investing activities	(13,501)	29,413
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible senior notes, net	121,250	—
Payments of debt	(90,748)	(27,414)
Additions to debt	27,712	33,692
Deferred financing fees	(470)	(31)
Distributions to noncontrolling interest	—	(40)
Exercise of stock options	533	1,138
Payroll taxes on restricted stock and stock options	(1,024)	(1,148)
Tax benefit from share-based compensation	54	390
Other	39	32

Net cash provided by financing activities	57,346	6,619

Net increase (decrease) in cash and cash equivalents	76,292	(11,482)
Cash and cash equivalents at beginning of period	10,361	18,283

Cash and cash equivalents at end of period	$86,653	$6,801

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

We prepare our unaudited interim financial statements in accordance with U.S. generally accepted accounting principles and Securities and Exchange Commission requirements for interim financial statements. As a result, they do not include all the information and disclosures required for complete financial statements. However, in our opinion, all adjustments considered necessary for a fair presentation have been included. Such adjustments consist only of normal recurring items unless otherwise noted. We make estimates and assumptions about future events. Actual results can, and probably will, differ from those we currently estimate including those principally related to allocating cost of sales to real estate, measuring long-lived assets for impairment, oil and gas revenues, capital expenditure and lease operating expense accruals associated with our oil and gas working interests, oil and gas reserves and depletion of our oil and gas properties. These interim operating results are not necessarily indicative of the results that may be expected for the entire year. For further information, please read the financial statements included in our 2012 Annual Report on Form 10-K.

In first quarter 2013, we strategically changed our reportable segments to better reflect the underlying market fundamentals and operating strategy of our core business operations, real estate and oil and gas. With this change, we aggregated our fiber and water resource operating results in other natural resources. All prior period segment information has been reclassified to conform to the current year presentation. These changes did not impact our consolidated net income or cash flows.

Note 2—New and Pending Accounting Pronouncements

Accounting Standards Adopted in 2013

In first quarter 2013, we adopted Accounting Standards Update (ASU) 2011-10 — Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate, ASU 2012-02 — Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and ASU No. 2013-01 — Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Adoption of these pronouncements did not have a significant effect on our earnings or financial position.

Pending Accounting Standards

ASU 2013-04 — Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date will be effective in first quarter 2014. This ASU requires an entity that is jointly and severally liable to measure the obligation as the sum of the amount the entity has agreed with co-obligors to pay and any additional amount it expects to pay on behalf of one or more co-obligors. We are currently evaluating the impact adoption of this ASU will have on earnings, financial position and disclosures.

Note 3—Real Estate

Real estate consists of:

	First Quarter-End 2013	Year-End 2012
	(In thousands)
Entitled, developed and under development projects	$367,934	$361,827
Undeveloped land (includes land in entitlement)	82,598	82,688
Commercial and income producing properties
Carrying value	70,728	100,855
Less: accumulated depreciation	(28,156)	(28,220)

Net carrying value	42,572	72,635

	$493,104	$517,150

Included in entitled, developed and under development projects are the estimated costs of assets we expect to convey to utility and improvement districts of $51,704,000 at first quarter-end 2013 and $50,476,000 at year-end 2012, including about $34,252,000 in both first quarter-end 2013 and year-end 2012 related to our Cibolo Canyons project near San Antonio, Texas. These costs relate to water, sewer and other infrastructure assets we have submitted to utility or improvement districts for approval and reimbursement. We submitted for reimbursement to these districts $103,000 in first quarter 2013 and $2,296,000 in first quarter 2012. We collected reimbursements of $209,000 from these districts in first quarter 2013 and $108,000 in first quarter 2012. We expect to collect the remaining amounts billed when these districts achieve adequate tax bases to support payment.

Also included in entitled, developed and under development projects is our investment in the resort development owned by third parties at our Cibolo Canyons project. We did not receive any payments from the special improvement district in first quarter 2013. At first-quarter-end 2013, we have $32,518,000 invested in the resort development.

In first quarter 2013, commercial and income producing properties decreased by $29,707,000 as result of selling Promesa for $41,000,000, a 289-unit multifamily property we developed in Austin. We received $21,522,000 in net proceeds, reduced our outstanding debt by $18,902,000 and recognized $10,881,000 in segment earnings. At first quarter-end 2013, commercial and income producing properties primarily represents our investment in a 413 guest room hotel in Austin with a carrying value of $19,808,000 and our investment in multifamily development sites located in Charlotte, Nashville and Dallas with a carrying value of $21,081,000.

Depreciation expense, primarily related to commercial and income producing properties, was $849,000 in first quarter 2013 and $882,000 in first quarter 2012 and is included in other operating expenses.

Note 4—Oil and Gas Properties

Net capitalized costs related to our oil and gas producing activities follows:

	First Quarter-End 2013	Year-End 2012
	(In thousands)
Unproved oil and gas properties	$78,480	$81,672
Proved oil and gas properties	98,110	81,412
Less: accumulated depreciation, depletion and amortization	(8,197)	(4,657)

Net carrying value of proved oil and gas properties	89,913	76,755

	$168,393	$158,427

Note 5—Equity

A reconciliation of changes in equity at first quarter-end 2013 follows:

	Forestar- Group Inc. Shareholders’ Equity	Noncontrolling Interests	Total
	(In thousands)
Balance at year-end 2012	$529,488	$4,059	$533,547
Net income	3,951	1,091	5,042
Distributions to noncontrolling interests	—	(848)	(848)
Contributions from noncontrolling interests	—	39	39
Convertible senior notes	17,061	—	17,061
Other (primarily share-based compensation)	6,442	3	6,445

Balance at first quarter-end 2013	$556,942	$4,344	$561,286

Note 6—Investment in Unconsolidated Ventures

At first quarter-end 2013, we had ownership interests generally ranging from 25 to 50 percent in 13 ventures that we account for using the equity method. We have no ventures that are accounted for using the cost method.

Combined summarized balance sheet information for our ventures accounted for using the equity method follows:

	Venture Assets		Venture Borrowings (a)		Venture Equity		Our Investment
	First Quarter-End 2013	Year-End 2012	First Quarter-End 2013	Year-End 2012	First Quarter-End 2013	Year-End 2012	First Quarter-End 2013	Year-End 2012
	(In thousands)
242, LLC (b)	$21,169	$21,408	$—	$810	$20,059	$19,576	$9,162	$8,903
CJUF III, RH Holdings	20,688	15,970	1,954	1	15,951	13,701	3,720	3,836
CL Ashton Woods (c)	15,379	15,701	—	—	14,301	15,044	5,551	5,775
CL Realty	8,202	8,245	—	—	8,078	7,842	4,039	3,921
FMF Peakview	18,994	16,859	797	—	16,840	13,331	3,368	2,666
HM Stonewall Estates (c)	5,288	5,184	82	104	5,206	5,080	2,464	2,470
LM Land Holdings (c)	19,334	21,094	3,338	3,086	12,458	13,128	6,213	6,045
Temco	13,278	13,255	—	—	13,052	13,066	6,526	6,533
Other ventures (5) (d)	12,948	17,129	30,653	34,357	(31,975)	(31,275)	846	1,397

	$135,280	$134,845	$36,824	$38,358	$73,970	$69,493	$41,889	$41,546

Combined summarized income statement information for our ventures accounted for using the equity method follows:

	Revenues		Earnings (loss)		Our Share of Earnings (Loss)
	First Quarter
	2013	2012	2013	2012	2013	2012
	(In thousands)
242, LLC (b)	$1,634	$911	$483	$58	$258	$39
CJUF III, RH Holdings	—	—	(116)	—	(116)	—
CL Ashton Woods (c)	1,472	555	257	148	577	247
CL Realty	428	1,667	236	552	118	275
FMF Peakview	—	—	(32)	—	(6)	—
HM Stonewall Estates (c)	—	—	(25)	(13)	(6)	(7)
LM Land Holdings (c)	1,311	1,842	599	695	168	185
Temco	69	440	(12)	(58)	(6)	(29)
Other ventures (5)	4,362	1,370	(631)	(347)	(74)	14

	$9,276	$6,785	$759	$1,035	$913	$724

(a)	Total includes current maturities of $28,337,000 at first quarter-end 2013, of which $28,116,000 is non-recourse to us, and $32,323,000 at year-end 2012, of which $32,083,000 is non-recourse to us.
(b)

Includes unamortized deferred gains on real estate contributed by us to ventures. We recognize deferred gains as income as real estate is sold to third parties. Deferred gains of $868,000 are reflected as a reduction to our investment in unconsolidated ventures at first quarter-end 2013.

(c)

We acquired these equity investments from CL Realty in 2012 at estimated fair value. The difference between estimated fair value of the equity investment and our capital account within the respective ventures at closing (basis difference) will be accreted as income or expense over the life of the investment and included in our share of earnings (loss) from the respective ventures. Unrecognized basis difference of $2,643,000 is reflected as a reduction of our investment in unconsolidated ventures at first quarter-end 2013.

(d)

Our investment in other ventures reflects our ownership interests generally ranging from 25 to 50 percent, excluding venture losses that exceed our investment where we are not obligated to fund those losses. Please read Note 15 — Variable Interest Entities for additional information.

In first quarter 2013, we invested $745,000 in these ventures and received $1,065,000 in distributions, and in first quarter 2012, we invested $117,000 in these ventures and received $266,000 in distributions. Distributions include both return of investments and distributions of earnings.

We have provided performance bonds and letters of credit on behalf of certain ventures that could be drawn on due to failure to satisfy construction obligations as general contractor or for failure to timely deliver streets and utilities in accordance with local codes and ordinances. At first quarter-end 2013, we have $26,630,000 outstanding, of which $26,577,000 is related to the development and construction of a 257-unit multifamily property in Austin estimated to be completed in May 2014.

Note 7—Receivables

Receivables consist of:

	First Quarter-End 2013	Year-End 2012
	(In thousands)
Loan secured by real estate	$17,523	$18,507
Notes receivable, average interest rates of 5.22% at first quarter-end 2013 and 6.24% at year-end 2012	1,824	1,875
Receivables and accrued interest	14,768	13,303

	34,115	33,685
Allowance for bad debts	(25)	(62)

	$34,090	$33,623

At first quarter-end 2013, we have $17,523,000 invested in a loan which was acquired from a financial institution in 2011 when it was non-performing and is secured by a lien on developed and undeveloped real estate located near Houston designated for single-family residential and commercial development. Interest accrues at nine percent the first three years escalating to 10 percent in year four and 12 percent in year five, with interest above 6.25 percent to be forgiven if the loan is prepaid by certain dates. In first quarter 2013, we received principal payments of $1,608,000 and interest payments of $484,000. At first quarter-end 2013, the outstanding principal balance was $28,405,000.

Estimated accretable yield follows:

First Quarter-End 2013
(In thousands)
Beginning of period (Year-End 2012)	$25,149
Change in accretable yield due to change in timing of estimated cash flows	(657)
Interest income recognized	(1,108)

End of period	$23,384

Notes receivable generally are secured by a deed of trust and generally due within three years.

Receivables and accrued interest principally includes oil and gas related revenue accruals, joint interest billing receivables and other miscellaneous operating receivables arising in the normal course of business.

Note 8—Debt

Debt consists of:

	First Quarter-End 2013	Year-End 2012
	(In thousands)
Senior secured credit facility
Term loan facility — average interest rate of 4.20% at first quarter-end 2013 and of 4.21% year-end 2012	$200,000	$200,000
Revolving line of credit — average interest rate of 4.75% at year-end 2012	—	44,000
3.75% Convertible senior notes due 2020, net of discount	97,593	—
Secured promissory notes — average interest rate of 3.20% at first quarter-end 2013 and 2.80% at year-end 2012	15,400	34,171
Other indebtedness due through 2017 at variable and fixed interest rates ranging from 0.24% to 8.00%	15,627	15,892

	$328,620	$294,063

Our debt agreements contain financial covenants customary for such agreements including minimum levels of interest coverage and limitations on leverage. At first quarter-end 2013, we were in compliance with the financial covenants of these agreements.

At first quarter-end 2013, our senior secured credit facility provides for a $200,000,000 term loan maturing September 14, 2017 and a $200,000,000 revolving line of credit maturing September 14, 2015 (with one-year extension option). The term loan and the revolving line of credit may be prepaid at any time without penalty. The revolving line of credit includes a $100,000,000 sublimit for letters of credit, of which $7,314,000 is outstanding at first quarter-end 2013. Total borrowings under our senior secured credit facility (including the face amount of letters of credit) may not exceed a borrowing base formula. At first quarter-end 2013, we had $192,686,000 in net unused borrowing capacity under our senior secured credit facility.

Under the terms of the amended and restated credit agreement, at our option we can borrow at LIBOR plus 4.0 percent or at the alternate base rate plus 3.0 percent. The alternate base rate is the highest of (i) KeyBank National Association’s base rate, (ii) the federal funds effective rate plus 0.5 percent or (iii) 30 day LIBOR plus 1 percent. Borrowings under the senior secured credit facility are or may be secured by (a) mortgages on the timberland, high value timberland and portions of raw entitled land, as well as pledges of other rights including certain oil and gas operating properties, (b) assignments of current and future leases, rents and contracts, (c) a security interest in our primary operating account, (d) a pledge of the equity interests in current and future material operating subsidiaries or majority-owned joint venture interest, or if such pledge is not permitted, a pledge of the right to distributions from such entities, (e) a pledge of reimbursements, hotel occupancy and other revenues payable to us from special improvement district tax collections in connection with our Cibolo Canyons project, and (f) a negative pledge (without a mortgage) on other assets. The senior secured credit facility provides for releases of real estate and other collateral provided that borrowing base compliance is maintained.

On February 26, 2013, we issued $125,000,000 aggregate principal amount of 3.75% Convertible Senior Notes due 2020 (Notes). Interest on the Notes is payable semiannually at a rate of 3.75 percent per annum and they mature on March 1, 2020. The Notes have an initial conversion rate of 40.8351 per $1,000 principal amount. The initial conversion rate is subject to adjustment upon the occurrence of certain events. Prior to November 1, 2019, the Notes are convertible only upon certain circumstances, and thereafter are convertible at any time prior to the close of business on the second scheduled trading day prior to maturity. If converted, holders will receive cash, shares of our common stock or a combination thereof at our election. Net proceeds from the offering were used to repay $68,000,000 under our revolving line of credit, and we intend to use the remaining net proceeds for general corporate purposes, including investments in oil and gas exploration and drilling and real estate acquisition and development.

We separately account for the liability and equity conversion components of the Notes due to our option to settle the conversion obligation in cash or shares. The fair value of the Notes excluding the conversion feature at the date of issuance was estimated to be approximately $97,309,000 and was calculated based on the fair value of similar non-convertible debt instruments. The resulting value of the conversion option of $27,691,000 was recognized as debt discount and recorded as additional paid-in capital on our consolidated balance sheet. The effective interest rate to calculate the accretion of the bond discount is 8 percent and is based on our estimated (non-convertible) borrowing rate on long-term debt with a similar maturity at the time the Notes were issued. Interest expense includes the cash coupon rate on the Notes plus the non-cash accretion of the debt discount, which is based on the difference between the effective interest rate and the cash coupon rate. Amortization of debt discount was $284,000 in first quarter 2013 and is included in interest expense. At first quarter-end 2013, unamortized debt discount of our Notes was $27,407,000. Total debt issuance costs were $4,192,000 (including underwriters discount of $3,750,000), of which $3,264,000 was allocated to the liability component and $928,000 to the equity component of the Notes. The portion of the issuance costs allocated to the debt component of the Notes is being amortized over the term of the Notes.

At first quarter-end 2013, secured promissory notes represent a $15,400,000 loan collateralized by a 413 guest room hotel located in Austin with a carrying value of $19,808,000.

At first quarter-end 2013, other indebtedness, principally non-recourse, is collateralized by entitled, developed and under development projects with a carrying value of $60,478,000. In first quarter 2013, other indebtedness decreased by $18,902,000 as result of selling of Promesa for $41,000,000, a 289-unit multifamily property we developed in Austin. We received $21,522,000 in net proceeds and we recognized $10,881,000 in segment earnings.

At first quarter-end 2013 and 2012, we have $8,964,000 and $7,654,000, respectively, in unamortized deferred financing fees which are included in other assets. Amortization of deferred financing fees was $829,000 in first quarter 2013 and $740,000 in first quarter 2012 and is included in interest expense.

Note 9—Fair Value

Non-financial assets measured at fair value on a non-recurring basis principally include real estate assets, oil and gas properties, assets held for sale, goodwill and other intangible assets, which are measured for impairment. In first quarter 2013 and 2012, no non-financial assets were remeasured at fair value.

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

Information about our fixed rate financial instruments not measured at fair value follows:

	First Quarter-End 2013		Year-End 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Technique
	(In thousands)
Loan secured by real estate	$17,523	$33,632	$18,507	$35,824	Level 2
Fixed rate debt (includes convertible senior notes due 2020)	(101,969)	(93,687)	(3,989)	(4,070)	Level 2

Note 10—Capital Stock

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

At first quarter-end 2013, personnel of former affiliates held options to purchase 896,000 shares of our common stock. The options have a weighted average exercise price of $23.63 and a weighted average remaining contractual term of two years. At first quarter-end 2013, the options have an aggregate intrinsic value of $1,839,000.

Note 11—Net Income per Share

Earnings attributable to common shareholders and weighted average common shares outstanding used to compute earnings per share were:

	First Quarter
	2013	2012
	(In thousands)
Earnings available to common shareholders:
Consolidated net income	$5,042	$3,497
Less: Net income attributable to noncontrolling interest	(1,091)	(695)

Net income attributable to Forestar Group Inc.	$3,951	$2,802

Weighted average common shares outstanding — basic	35,259	34,855
Dilutive effect of stock options, restricted stock and equity-settled awards	463	314

Weighted average common shares outstanding — diluted	35,722	35,169

Anti-dilutive awards excluded from diluted weighted average shares	2,447	2,283

We intend to settle the principal amount of the convertible senior notes (Notes) in cash upon conversion, with any excess conversion value to be settled in shares of our common stock. Therefore, only the amount in excess of the par value of the Notes will be included in our calculation of diluted net income per share using the treasury stock method. As such, the Notes have no impact on diluted net income per share until the price of our common stock exceeds the conversion price of the Notes. The average price of our common stock in first quarter 2013 did not exceed the conversion price which resulted in no additional diluted outstanding shares.

Note 12—Income Taxes

Our effective tax rate was 28 percent in first quarter 2013, which includes an 8 percent benefit for noncontrolling interests. Our effective tax rate was a benefit of 32 percent in first quarter 2012, which included a 4 percent benefit for noncontrolling interests. In addition, 2013 and 2012 effective tax rates include the effect of state income taxes, nondeductible items and benefits of percentage depletion.

We have not provided a valuation allowance for our federal deferred tax asset because we believe it is likely it will be recoverable in future periods.

At first quarter-end 2013, our unrecognized tax benefits totaled $6,289,000, all of which would affect our effective tax rate if recognized.

Note 13—Commitments and Contingencies

Litigation

We are involved in various legal proceedings that arise from time to time in the ordinary course of doing business and believe that adequate reserves have been established for any probable losses. We do not believe that the outcome of any of these proceedings should have a significant adverse effect on our financial position, long-term results of operations or cash flows. However, it is possible that charges related to these matters could be significant to our results or cash flows in any one accounting period.

Environmental

Environmental remediation liabilities arise from time to time in the ordinary course of doing business, and we believe we have established adequate reserves for any probable losses that we can reasonably estimate. We own 288 acres near Antioch, California, portions of which were sites of a former Temple-Inland paper manufacturing operation that are in remediation. We have received certificates of completion on all but one 80 acre tract, a portion of which includes subsurface contamination. We estimate the remaining cost to complete remediation activities will be approximately $1,333,000, which is included in other accrued expenses. It is possible that remediation or monitoring activities could be required in addition to those included within our estimate, but we are unable to determine the scope, timing or extent of such activities.

We have asset retirement obligations related to the abandonment and site restoration requirements that result from the acquisition, construction and development of oil and gas properties. We record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Accretion expense related to the asset retirement obligation and depletion expense related to capitalized asset retirement cost is included in cost of oil and gas producing activities on our consolidated statements of income and comprehensive income. At first quarter-end 2013, our asset retirement obligation was $1,408,000.

Note 14—Segment Information

In first quarter 2013, we strategically changed our reportable segments to better reflect the underlying market fundamentals and operating strategy of our core business operations, real estate and oil and gas. With this change, we aggregated our fiber and water resource operating results in other natural resources. All prior period segment information has been reclassified to conform to the current year presentation.

We manage our operations through three segments: real estate, oil and gas and other natural resources. Real estate secures entitlements and develops infrastructure on our lands for single-family residential and mixed-use communities, and manages our undeveloped land, commercial and income producing properties, primarily a hotel and our multifamily investments. Oil and gas manages our mineral interests owned and leased from others and is an independent oil and gas exploration, development and production operation. Other natural resources manages our timber, recreational leases and water resource initiatives.

Assets allocated by segment are as follows:

	First Quarter-End 2013	Year-End 2012
	(In thousands)
Real estate	$564,450	$588,137
Oil and gas	240,870	227,061
Other natural resources	23,288	24,066
Assets not allocated to segments (a)	144,070	79,170

Total assets	$972,678	$918,434

(a)

Assets not allocated to segments at first quarter-end 2013 principally consist of cash and cash equivalents of $86,653,000 and a net deferred tax asset of $43,602,000. Assets not allocated to segments at year-end 2012 principally consist of a net deferred tax asset of $54,748,000 and cash and cash equivalents of $10,361,000.

We evaluate performance based on segment earnings (loss) before unallocated items and income taxes. Segment earnings (loss) consist of operating income, equity in earnings (loss) of unconsolidated ventures, gain on sales of assets, interest income on loans secured by real estate and net (income) loss attributable to noncontrolling interests. Items not allocated to our business segments consist of general and administrative expense, share-based compensation, gain on sale of strategic timberland, interest expense and other corporate non-operating income and expense. The accounting policies of the segments are the same as those described in the accounting policy note to the consolidated financial statements. Our revenues are derived from our U.S. operations and all of our assets are located in the U.S. In first quarter 2013, no single customer accounted for more than 10 percent of our total revenues.

Segment revenues and earnings are as follows:

	First Quarter
	2013	2012
	(In thousands)
Revenues:
Real estate	$78,689	$17,922
Oil and gas	15,504	9,426
Other natural resources	3,278	744

Total revenues	$97,471	$28,092

Segment earnings:
Real estate	$19,446	$11,577
Oil and gas	5,127	7,128
Other natural resources	1,252	(863)

Total segment earnings	25,825	17,842
Items not allocated to segments (a)	(19,881)	(13,420)

Income before taxes attributable to Forestar Group Inc.	$5,944	$4,422

(a)	Items not allocated to segments consist of:

	First Quarter
	2013	2012
	(In thousands)
General and administrative expense	$(4,958)	$(4,362)
Shared-based compensation expense	(10,415)	(5,231)
Interest expense	(4,539)	(3,891)
Other corporate non-operating income	31	64

	$(19,881)	$(13,420)

Note 15—Variable Interest Entities

At first quarter-end 2013 and year-end 2012, we are the primary beneficiary of one variable interest entity (VIE) that we consolidate. At first quarter-end 2013, our consolidated balance sheet includes no assets and $1,342,000 in liabilities related to this VIE. In first quarter 2013, we did not contribute to this VIE.

Also at first quarter-end 2013, we are not the primary beneficiary of three VIEs that we account for using the equity method. The unrelated managing partners oversee day-to-day operations and guarantee some of the debt of the VIEs, and while we have certain rights regarding major decisions, we do not have the power to direct the activities that are most significant to the economic performance of the entities. Although some of the debt is guaranteed by the managing partners, we may under certain circumstances elect or be required to provide additional funds to these VIEs. At first quarter-end 2013, these three VIEs have total assets of $11,412,000, substantially all of which represent developed and undeveloped real estate, and total liabilities of $44,658,000, which includes $28,337,000 of borrowings classified as current maturities. These amounts are included in other ventures in the combined summarized balance sheet information for ventures accounted for using the equity method in Note 6 — Investment in Unconsolidated Ventures. At first quarter-end 2013, our investment in these VIEs is $205,000 and is included in investment in unconsolidated ventures. In first quarter 2013, we did not contribute to these VIEs. Our maximum exposure to loss related to these VIEs is estimated at $4,157,000, which exceeds our investment as we have a nominal general partner interest in all of these VIEs and could be held responsible for their liabilities. The maximum exposure to loss represents the maximum loss that we could be required to recognize assuming all the ventures’ assets (principally real estate) are worthless, without consideration of the probability of a loss or of any actions we may take to mitigate any such loss.

Note 16—Share-Based Compensation

Share-based compensation expense consists of:

	First Quarter
	2013	2012
	(In thousands)
Cash-settled awards	$6,647	$2,082
Equity-settled awards	1,719	1,274
Restricted stock	395	614
Stock options	1,654	1,261

	$10,415	$5,231

Share-based compensation expense is included in:

	First Quarter
	2013	2012
	(In thousands)
General and administrative expense	$5,512	$2,601
Other operating expense	4,903	2,630

	$10,415	$5,231

In first quarter 2013, share-based compensation expense increased principally as result of a 26 percent increase in our stock price since year-end 2012 which impacted the value of vested cash-settled awards.

The fair value of awards granted to retirement eligible employees and expensed at the date of grant was $590,000 in first quarter 2013 and $595,000 in first quarter 2012. Unrecognized share-based compensation expense related to non-vested equity-settled awards, restricted stock and stock options is $13,381,000 at first quarter-end 2013. The weighted average period over which this amount will be recognized is estimated to be two years. We did not capitalize any share-based compensation in first quarter 2013 or 2012.

In first quarter 2013, we withheld 54,300 shares having a value of $1,024,000 for payroll taxes in connection with vesting of restricted stock awards and exercises of stock options. In first quarter 2012, we withheld 70,900 shares having a value of $1,148,000 for payroll taxes in connection with vesting of restricted stock awards and exercises of stock options.

A summary of awards granted under our 2007 Stock Incentive Plan follows:

Cash-settled awards

Cash-settled awards granted to our employees in the form of restricted stock units or stock appreciation rights generally vest over three to four years from the date of grant and generally provide for accelerated vesting upon retirement, death, disability or if there is a change in control. Vesting for some restricted stock unit awards is also conditioned upon achievement of a minimum one percent annualized return on assets over a three-year period. Cash-settled stock appreciation rights have a ten-year term, generally become exercisable ratably over four years and provide for accelerated or continued vesting upon retirement, death, disability or if there is a change in control. Stock appreciation rights were granted with an exercise price equal to the market value of our stock on the date of grant.

The following table summarizes the activity of cash-settled restricted stock unit awards in the first quarter 2013:

	Equivalent Units	Weighted Average Grant Date Fair Value
	(In thousands)	(Per unit)
Non-vested at beginning of period	350	$17.03
Granted	89	18.70
Vested	(199)	17.62
Forfeited	(2)	17.42

Non-vested at end of period	238	17.90

The following table summarizes the activity of cash-settled stock appreciation rights in first quarter 2013:

	Rights Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (Current Value Less Exercise Price)
	(In thousands)	(Per share)	(In years)	(In thousands)
Balance at beginning of period	866	$11.38	6	$5,256
Granted	—	—
Exercised	(101)	10.37
Forfeited	—	—

Balance at end of period	765	11.51	6	7,922

Exercisable at end of period	718	11.09	6	7,730

The fair value of awards settled in cash was $4,832,000 in first quarter 2013 and $4,671,000 in first quarter 2012. At first quarter-end 2013, the fair value of vested cash-settled awards is $18,014,000 and is included in other liabilities. The aggregate current value of non-vested cash-settled awards is $5,387,000 at first quarter-end 2013 based on a quarter-end stock price of $21.86.

Equity-settled awards

Equity-settled awards granted to our employees include restricted stock units (RSU), which vest ratably over three years from the date of grant, market-leveraged stock units (MSU), which vest after three years from date of grant and performance stock units (PSU), which vest after three years from date of grant if certain performance goals are met. Equity settled awards in the form of restricted stock units granted to our directors are fully vested at time of grant and issued upon retirement. The following table summarizes the activity of equity-settled awards in first quarter 2013:

	Equivalent Units	Weighted Average Grant Date Fair Value
	(In thousands)	(Per share)
Non-vested at beginning of period	409	$18.99
Granted	246	20.02
Vested	(58)	18.70
Forfeited	(8)	17.34

Non-vested at end of period	589	19.47

In first quarter 2013, we granted 136,300 MSU awards. These awards will be settled in common stock based upon our stock price performance over three years from the date of grant. The number of shares to be issued could range from a high of 204,500 shares if our stock price increases by 50 percent or more, to a low of 68,200 shares if our stock price decreases by 50 percent, or could be zero if our stock price decreases by more than 50 percent, the minimum threshold performance. MSU awards are valued using a Monte Carlo simulation pricing model, which includes expected stock price volatility and risk-free interest rate assumptions. Compensation expense is recognized regardless of achievement of performance conditions, provided the requisite service period is satisfied.

Unrecognized share-based compensation expense related to non-vested equity-settled awards is $7,035,000 at first quarter-end 2013. The weighted average period over which this amount will be recognized is estimated to be two years.

Restricted stock

Restricted stock awards vest either ratably over or after three years, generally if we achieve a minimum one percent annualized return on assets over such three-year period. The following table summarizes the activity of restricted stock awards in first quarter 2013:

	Restricted Shares	Weighted Average Grant Date Fair Value
	(In thousands)	(Per share)
Non-vested at beginning of period	211	$16.95
Granted	—	—
Vested	(162)	17.80
Forfeited	—	—

Non-vested at end of period	49	14.18

Unrecognized share-based compensation expense related to non-vested restricted stock awards is $243,000 at first quarter-end 2013. The weighted average period over which this amount will be recognized is estimated to be two years.

Stock options

Stock options have a ten-year term, generally become exercisable ratably over four years and provide for accelerated or continued vesting upon retirement, death, disability or if there is a change in control. Options were granted with an exercise price equal to the market value of our stock on the date of grant. The following table summarizes the activity of stock option awards in first quarter 2013:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (Current Value Less Exercise Price)
	(In thousands)	(Per share)	(In years)	(In thousands)
Balance at beginning of period	1,756	$20.53	7	$1,956
Granted	373	18.70
Exercised	(37)	14.07
Forfeited	(5)	17.01

Balance at end of period	2,087	20.32	7	7,497

Exercisable at end of period	1,196	22.37	6	3,688

We estimate the fair value of stock options using the Black-Scholes option pricing model and the following assumptions:

	First Quarter
	2013	2012
Expected dividend yield	—%	—%
Expected stock price volatility	66.8%	61.8%
Risk-free interest rate	1.4%	1.4%
Expected life of options (years)	6	6
Weighted average estimated fair value of options granted	$11.47	$9.32

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

Unrecognized share-based compensation expense related to non-vested stock options is $6,103,000 at first quarter-end 2013. The weighted average period over which this amount will be recognized is estimated to be two years.

Pre-Spin Awards

Certain of our employees participated in Temple-Inland’s share-based compensation plans. In conjunction with the 2007 spin-off, these awards were equitably adjusted into separate awards of the common stock of Temple-Inland and the spin-off entities.

Pre-Spin stock option awards to our employees to purchase our common stock have a ten-year term, generally become exercisable ratably over four years and provide for accelerated or continued vesting upon retirement, death, disability or if there is a change in control. At first quarter-end 2013, there were 59,000 awards outstanding and exercisable on our stock with a weighted average exercise price of $25.46, weighted average remaining term of three years and aggregate intrinsic value of $71,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2012 Annual Report on Form 10-K. Unless otherwise indicated, information is presented as of first quarter-end 2013, and references to acreage owned includes all acres owned by ventures regardless of our ownership interest in a venture.

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

•

accuracy of estimates and other assumptions related to investment in real estate, the expected timing and pricing of land and lot sales and related cost of real estate sales, impairment of long-lived assets, income taxes, share-based compensation, oil and gas reserves, revenue, capital expenditure and lease operating expense accruals associated with our oil and gas working interests, and depletion of our oil and gas properties;

•	the levels of resale housing inventory and potential impact of foreclosures in our mixed-use development projects and the regions in which they are located;

•	fluctuations in costs and expenses;

•	demand for new housing, which can be affected by a number of factors including the availability of mortgage credit;

•	competitive actions by other companies;

•	changes in governmental policies, laws or regulations and actions or restrictions of regulatory agencies;

•	our realization of the expected benefits of acquiring CREDO Petroleum Corporation (Credo);

•	risks associated with oil and gas drilling and production activities;

•	fluctuations in oil and gas commodity prices;

•	government regulation of exploration and production technology, including hydraulic fracturing;

•	the results of financing efforts, including our ability to obtain financing with favorable terms, or at all;

•	our ability to make interest and principal payments on our debt and satisfy the other covenants contained in our senior credit facility, indenture and other debt agreements;

•	our partners’ ability to fund their capital commitments and otherwise fulfill their operating and financial obligations;

•	the effect of limitations, restrictions and natural events on our ability to harvest and deliver timber;

•	Inability to obtain permits for, or changes in laws, governmental policies or regulations effecting, water withdrawal or usage;

•	the final resolutions or outcomes with respect to our contingent and other liabilities related to our business; and

•	our ability to execute our growth strategy and deliver acceptable returns from acquisitions and other investments.

Other factors, including the risk factors described in Item 1A of our 2012 Annual Report on Form 10-K, may also cause actual results to differ materially from those projected by our forward-looking statements. New factors emerge from time to time and it is not possible for us to predict all such factors, nor can we assess the impact of any such factor on our business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

Strategy

Our strategy is:

•	Recognizing and responsibly delivering the greatest value from every acre; and

•	Growing through strategic and disciplined investments.

2012 Strategic Initiatives

In 2012, we announced Triple in FOR, new strategic initiatives designed to further enhance shareholder value by:

•	Accelerating value realization of our real estate and natural resources by increasing total residential lot sales, oil and gas production, and total segment EBITDA.

•

Optimizing transparency and disclosure by expanding reported oil and gas resources, providing additional information related to groundwater interests, and establishing a progress report on corporate responsibility efforts.

•

Raising our net asset value through strategic and disciplined investments by pursuing growth opportunities which help prove up our asset value and meet return expectations, developing a low-capital, high-return multifamily business, and accelerating investment in lower-risk oil and gas opportunities.

Segment Reporting Change

In first quarter 2013, we strategically changed our reportable segments to better reflect the underlying market fundamentals and operating strategy of our core business operations, real estate and oil and gas. With this change, we aggregated our fiber and water resource operating results in other natural resources. All prior period segment information has been reclassified to conform to the current year presentation.

Results of Operations

A summary of our consolidated results by business segment follows:

	First Quarter
	2013	2012
	(In thousands)
Revenues:
Real estate	$78,689	$17,922
Oil and gas	15,504	9,426
Other natural resources	3,278	744

Total revenues	$97,471	$28,092

Segment earnings:
Real estate	$19,446	$11,577
Oil and gas	5,127	7,128
Other natural resources	1,252	(863)

Total segment earnings	25,825	17,842
Items not allocated to segments:
General and administrative expense	(4,958)	(4,362)
Share-based compensation expense	(10,415)	(5,231)
Interest expense	(4,539)	(3,891)
Other corporate non-operating income	31	64

Income before taxes	5,944	4,422
Income tax expense	(1,993)	(1,620)

Net income attributable to Forestar Group Inc.	$3,951	$2,802

Significant aspects of our results of operations follow:

First Quarter 2013

•

Real estate segment earnings benefited from selling Promesa for $41,000,000, a 289-unit multifamily property we developed in Austin, generating approximately $10,881,000 in segment earnings. In addition, segment earnings also benefited from increased residential lot sales activity, undeveloped land sales from our retail program and commercial tract sales.

•

Oil and gas segment earnings decreased principally due to lower oil and gas production volumes and average prices and lower delay rental payments received related to our owned mineral interests. This decrease was partially offset by higher working interest production volume and earnings attributable to our exploration and production operations as result of our acquisition of Credo in 2012.

•	Other natural resources segment earnings benefited from higher levels of harvesting activity which was driven by customer demand and was partially offset by costs of our water resources initiatives.

•	Share-based compensation expense increased principally as result of a 26 percent increase in our stock price which impacted the value of vested cash-settled awards.

First Quarter 2012

•

Real estate segment earnings benefited from an $11,675,000 gain from the sale of our 25 percent interest in Palisades West LLC for $32,095,000. Segment earnings were negatively impacted by lower undeveloped land sales from our retail sales program.

•

Oil and gas segment earnings benefited from increased oil production volumes and higher average oil prices. This increase was partially offset by a decrease in lease bonus payments and increased costs from additional oil and gas personnel.

•	Other natural resources segment earnings was negatively impacted by lower harvest volumes and increased professional services costs associated with our water initiatives.

•	Share-based compensation expense increased principally as result of new awards granted in first quarter 2012 when compared with awards granted in first quarter 2011.

Current Market Conditions

Currently, U.S. single-family residential market conditions are showing signs of stability with improvement in various markets; however, high unemployment rates, difficult financing environment for purchasers and competition from foreclosure inventory continue to negatively influence housing markets. It is difficult to predict when and at what rate these broader negative conditions will improve. Declining finished lot inventories and lack of real estate development is increasing demand for our developed lots, principally in the Texas markets. Multifamily market conditions continue to be strong, with many markets experiencing healthy occupancy levels and positive rent growth. This improvement has been driven primarily by limited new construction activity, reduced single-family mortgage credit availability, and the increased propensity to rent among the 18 to 34 year old demographic of the U.S. population.

Oil prices have weakened reflecting market concerns about world economic activity and oil demand. Natural gas prices have remained depressed due to abundant supplies and high inventories; however, prolonged cold weather throughout the 2012 - 2013 heating season has taken working gas in storage numbers below the midpoint of the five year average. In the East Texas Basin, exploration and production activity generally remains limited to drilling on liquid rich gas prospects due to relatively high oil, condensate and to a lesser extent, natural gas liquid prices. In the Gulf Coast Basin, in Louisiana, activity remains strong as operators continue to focus exploration efforts to oil and high liquid natural gas plays. These conditions may impact the demand for new mineral leases, new exploration activity and the amount of royalty revenues we receive.

Business Segments

We manage our operations through three business segments:

•	Real estate,

•	Oil and gas, and

•	Other natural resources.

We evaluate performance based on segment earnings (loss) before unallocated items and income taxes. Segment earnings (loss) consist of operating income, equity in earnings (loss) of unconsolidated ventures, gain on sales of assets, interest income on loans secured by real estate and net (income) loss attributable to noncontrolling interests. Items not allocated to our business segments consist of general and administrative expense, share-based compensation, gain on sale of strategic timberland, interest expense and other corporate non-operating income and expense. The accounting policies of the segments are the same as those described in the accounting policy note to the consolidated financial statements.

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

Real Estate

We own directly or through ventures over 135,000 acres of real estate located in 10 states and 14 markets. Our real estate segment secures entitlements and develops infrastructure on our lands, primarily for single-family residential and mixed-use communities. We own about 100,000 acres in a broad area around Atlanta, Georgia, with the balance located primarily in Texas. We target investments principally in our strategic growth corridors, regions across the southern half of the United States that possess key demographic and growth characteristics that we believe make them attractive for long-term real estate investment. We own and manage our projects either directly or through ventures. Our real estate segment revenues are principally derived from the sales of residential single-family lots and tracts, undeveloped land and commercial real estate and from the operation of commercial and income producing properties, primarily a hotel at first quarter-end 2013, and multifamily properties we may develop and sell as a merchant builder.

A summary of our real estate results follows:

	First Quarter
	2013	2012
	(In thousands)
Revenues	$78,689	$17,922
Cost of sales	(53,046)	(10,331)
Operating expenses	(6,972)	(7,544)

	18,671	47
Interest income primarily on loan secured by real estate	1,110	—
Gain on sale of assets	—	11,675
Equity in earnings of unconsolidated ventures	756	550
Less: Net income attributable to noncontrolling interests	(1,091)	(695)

Segment earnings	$19,446	$11,577

In first quarter 2013, cost of sales includes $29,707,000 in carrying value related to Promesa, a 289-unit multifamily property we developed as a merchant builder and sold. In addition, in first quarter 2013, cost of sales include $6,146,000 related to multifamily construction contract costs we incurred as general contractor and paid to subcontractors associated with our development of two multifamily venture properties. Interest income principally represents earnings from a loan we hold which is secured by a mixed-use real estate community in Houston.

In first quarter 2012, gain on sale of assets represents an $11,675,000 gain from the sale of our 25 percent interest in Palisades West LLC for $32,095,000.

Revenues in our owned and consolidated ventures consist of:

	First Quarter
	2013	2012
	(In thousands)
Residential real estate	$19,102	$8,498
Commercial real estate	1,251	—
Undeveloped land	2,709	733
Commercial and Income producing properties	54,171	7,278
Other	1,456	1,413

Total revenues	$78,689	$17,922

Residential real estate revenues principally consist of the sale of single-family lots to national, regional and local homebuilders. In first quarter 2013, residential real estate revenues increased principally as a result of increased lot sales volume due to demand for finished lot inventory by homebuilders in markets where supply has diminished.

Market conditions for undeveloped land sales under our retail sales program remain challenging due to limited credit availability, low consumer confidence and alternate investment options to buyers in the market. However, in first quarter 2013, undeveloped land sales increased as compared to first quarter 2012. We sold approximately 919 acres for $2,709,000 or $2,900 per acre, generating approximately $2,212,000 in segment earnings.

In first quarter 2013, commercial and income producing properties revenue increased primarily as result of selling Promesa for $41,000,000, a 289-unit multifamily property in Austin which we developed as a merchant builder and operated until the sale. As a result, we recognized segment earnings of $10,881,000 related to this sale. In addition, in first quarter 2013, income producing properties revenue increased as a result of construction revenues of $6,439,000 associated with our multifamily guaranteed maximum price construction contracts as general contractor. We are reimbursed for costs paid to sub-contractors plus earn a development and construction fee, both of which are included in income producing properties revenue. Revenues also increased as a result of higher occupancy levels and revenue per available room from our 413 guest room hotel in Austin.

Units sold in our owned and consolidated ventures consist of:

	First Quarter
	2013	2012
Residential real estate:
Lots sold	355	137
Revenue per lot sold	$52,460	$62,023
Commercial real estate:
Acres sold	3	—
Revenue per acre sold	$382,741	$—
Undeveloped land:
Acres sold	919	320
Revenue per acre sold	$2,949	$2,293

Operating expenses consist of:

	First Quarter
	2013	2012
	(In thousands)
Employee compensation and benefits	$1,372	$2,125
Property taxes	1,996	1,943
Professional services	1,170	1,257
Depreciation and amortization	1,029	1,047
Other	1,405	1,172

Total operating expenses	$6,972	$7,544

Information about our real estate projects and our real estate ventures follows:

	First Quarter-End
	2013	2012
Owned and consolidated ventures:
Entitled, developed and under development projects
Number of projects	65	66
Residential lots remaining	19,938	22,830
Commercial acres remaining	2,048	2,123
Undeveloped land and land in the entitlement process
Number of projects	14	16
Acres in entitlement process	25,980	27,590
Acres undeveloped	88,789	96,606
Ventures accounted for using the equity method:
Ventures’ lot sales (for first three months)
Lots sold	91	148
Average price per lot sold	$49,642	$44,570
Ventures’ entitled, developed and under development projects
Number of projects	7	7
Residential lots remaining	3,625	4,093
Commercial acres sold (for first three months)	—	—
Average price per acre sold	$—	$—
Commercial acres remaining	321	333
Ventures’ undeveloped land and land in the entitlement process
Acres sold (for first three months)	—	135
Average price per acre sold	$—	$2,600
Acres undeveloped	5,655	5,655

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

Our net investment in owned and consolidated real estate by geographic location follows:

State	Entitled, Developed, and Under Development Projects	Undeveloped Land	Commercial and Income Producing Properties	Total
	(In thousands)
Texas	$301,413	$9,136	$25,000	$335,549
Georgia	23,425	56,668	—	80,093
Colorado	21,343	—	—	21,343
California	8,915	15,659	—	24,574
Tennessee	7,221	—	11,630	18,851
Other	5,617	1,135	5,942	12,694

Total	$367,934	$82,598	$42,572	$493,104

Oil and Gas

Our oil and gas segment is focused on promoting the exploitation, exploration and development of oil and gas on our mineral and leasehold interests, participating in working interests and operating wells.

We lease portions of our 590,000 net mineral acres owned located principally in Texas, Louisiana, Georgia and Alabama to other oil and gas companies in return for lease bonus, delay rental and royalty revenues and may exercise an option to participate in oil and gas production that may be discovered on our acreage or we may elect to drill on our acreage ourselves as an operator. At first quarter-end 2013, we have about 37,000 net acres under lease to others and about 29,000 net acres held by production related to our owned mineral interests.

In addition, we have approximately 202,000 net mineral acres leased from others in the Bakken and Three Forks formations of North Dakota, the Lansing-Kansas City formation in Kansas and Nebraska, and the Tonkawa and Cleveland formations in Texas. With the acquisition of Credo in third quarter 2012, we are now an independent oil and gas exploration, development and production company. Our leasehold interests include 30,000 net acres held by production and 422 gross oil and gas wells with working interest ownership, of which 142 are operated by us. These leasehold interests include nearly 6,000 net mineral acres in the Bakken and Three Forks formation.

A summary of our oil and gas results follows:

	First Quarter
	2013	2012
	(In thousands)
Revenues	$15,504	$9,426
Cost of oil and gas producing activities	(7,834)	(913)
Operating expenses	(2,690)	(1,553)

	4,980	6,960
Equity in earnings of unconsolidated ventures	147	168

Segment earnings	$5,127	$7,128

First quarter 2013 results include $9,620,000 in revenue and $1,650,000 in segment earnings associated with our third quarter 2012 acquisition of Credo.

Revenues consist of:

	First Quarter
	2013	2012
	(In thousands)
Oil production (a)	$13,188	$6,752
Gas production	1,729	1,190
Other	587	1,484

Total revenues	$15,504	$9,426

(a)	Oil production includes revenues from oil, condensate and natural gas liquids (NGLs).

In first quarter 2013, excluding production revenues of $9,620,000 attributed to our exploration and production operations from our acquisition of Credo in third quarter 2012, oil and gas production revenues decreased principally as a result of lower production volumes from our mineral interests owned. Decreased oil production volume negatively impacted revenues by $1,750,000 and decreased oil prices negatively impacted revenues by $642,000 and decreased natural gas production volume negatively impacted revenues by $192,000 and decreased natural gas prices negatively impacted revenues by $61,000 as compared with first quarter 2012.

In first quarter 2013, other revenues includes $458,000 in delay rental payments received from others associated with our owned mineral interests principally related to extending the lease term on approximately 1,300 net mineral acres and $98,000 in lease bonus payments received as result of leasing about 300 net mineral acres to others for an average price of $316 per acre. In first quarter 2012, other revenues included $1,115,000 in delay rental payments received from others associated with our owned mineral interests principally related to extending the lease term on approximately 4,300 net mineral acres and $287,000 in lease bonus payments received as result of leasing about 800 net mineral acres to others for an average price of $357 per acre.

Cost of oil and gas producing activities consists of:

	First Quarter
	2013	2012
	(In thousands)
Depreciation, depletion and amortization	$3,563	$111
Production costs	2,798	685
Exploration costs	1,308	117
Other	165	—

Total cost of oil and gas producing activities	$7,834	$913

In first quarter 2013, cost of oil and gas producing activities increased by $7,021,000 as result of our third quarter 2012 acquisition of Credo and operating as an independent exploration, development and production company. Depreciation, depletion and amortization represent the non-cash cost of producing oil and gas associated with our working interests and is computed based on the units of production method. Production costs principally represent our share of production severance taxes related to both our royalty and working interests and lease operating expenses associated with producing working interest wells. Exploration costs principally represent exploratory dry hole costs, geological and geophysical and seismic study costs.

Oil and gas produced and average unit prices related to our royalty and working interests follows:

	First Quarter
	2013	2012
Consolidated entities:
Oil production (barrels)	147,900	69,200
Average price per barrel	$89.19	$97.57
Natural gas production (millions of cubic feet)	523.6	362.1
Average price per thousand cubic feet	$3.30	$3.29
Our share of ventures accounted for using the equity method:
Natural gas production (millions of cubic feet)	70.2	90.1
Average price per thousand cubic feet	$3.05	$2.99
Total consolidated and our share of equity method ventures:
Oil production (barrels)	147,900	69,200
Average price per barrel	$89.19	$97.57
Natural gas production (millions of cubic feet)	593.9	452.2
Average price per thousand cubic feet	$3.27	$3.23
Total BOE (barrel of oil equivalent) (a)	246,800	144,600
Average price per barrel of oil equivalent	$61.30	$56.80

(a)	Natural gas is converted to barrels of oil equivalent (BOE) using a conversion of six Mcf to one barrel of oil.

In first quarter 2013, operations acquired from Credo produced approximately 133,300 BOE at an average price of $72.18 per BOE. At first quarter-end 2013, there were 965 productive gross wells of which 543 were operated by others on our owned mineral acres and 422 gross wells were attributable to our exploration and production operations, of which, 142 were operated by us.

Operating expenses consist of:

	First Quarter
	2013	2012
	(In thousands)
Employee compensation and benefits	$1,869	$907
Professional and consulting services	258	76
Depreciation and amortization	159	105
Property taxes	82	71
Other	322	394

Total operating expenses	$2,690	$1,553

In first quarter 2013, total operating expenses include approximately $949,000 related to the operations acquired from Credo in third quarter 2012.

Other Natural Resources

Our other natural resources segment manages our timber holdings, recreational leases and water resource initiatives. We have about 120,000 acres of timber we own directly or through ventures, primarily in Georgia, and about 17,000 acres of timber under lease. Our other natural resources segment revenues are principally derived from the sales of wood fiber from our land and leases for recreational uses. We have water interests in approximately 1,550,000 acres, including a 45 percent nonparticipating royalty interest in groundwater produced or withdrawn for commercial purposes or sold from 1,400,000 acres in Texas, Louisiana, Georgia and Alabama and approximately 20,000 acres of ground water leases in central Texas. We have not received significant revenue or earnings from these interests.

A summary of our other natural resources results follows:

	First Quarter
	2013	2012
	(In thousands)
Revenues	$3,278	$744
Cost of sales	(692)	(590)
Operating expenses	(1,344)	(1,257)

	1,242	(1,103)
Gain on sale of assets, primarily timber termination	—	234
Equity in earnings of unconsolidated ventures	10	6

Segment earnings	$1,252	$(863)

Cost of sales principally includes non-cash cost of timber cut and sold and delay rental payments paid to others related to groundwater leases in central Texas.

Revenues consist of:

	First Quarter
	2013	2012
	(In thousands)
Fiber	$2,989	$334
Recreational leases and other	289	410

Total revenues	$3,278	$744

Fiber sold consists of:

	First Quarter
	2013	2012
Pulpwood tons sold	120,600	24,400
Average pulpwood price per ton	$11.70	$10.18
Sawtimber tons sold	70,900	4,400
Average sawtimber price per ton	$22.36	$19.48
Total tons sold	191,500	28,800
Average price per ton	$15.65	$11.59

In first quarter 2013, total fiber tons sold increased principally due to higher harvest activity driven by increased customer demand. The majority of our fiber sales were to International Paper at market prices.

Information about our recreational leases follows:

	First Quarter
	2013	2012
Average recreational acres leased	122,700	130,900
Average price per leased acre	$9.15	$8.80

Operating expenses consist of:

	First Quarter
	2013	2012
	(In thousands)
Professional and consulting services	$707	$684
Employee compensation and benefits	442	375
Facility and long-term timber lease costs	79	120
Other	116	78

Total operating expenses	$1,344	$1,257

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

General and administrative expenses consist of:

	First Quarter
	2013	2012
	(In thousands)
Employee compensation and benefits	$2,136	$1,576
Professional services	837	842
Depreciation and amortization	224	299
Insurance costs	202	269
Facility costs	200	198
Other	1,359	1,178

Total general and administrative expenses	$4,958	$4,362

Income Taxes

Our effective tax rate was 28 percent in first quarter 2013, which includes an 8 percent benefit for noncontrolling interests. Our effective tax rate was a benefit of 32 percent in first quarter 2012, which included a 4 percent benefit for noncontrolling interests. In addition, 2013 and 2012 effective tax rates include the effect of state income taxes, nondeductible items and benefits of percentage depletion.

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

Capital Resources and Liquidity

Sources and Uses of Cash

We operate in cyclical industries and our cash flows fluctuate accordingly. Our principal cash requirements are for the acquisition and development of real estate and investment in oil and gas leasing and production activities, either directly or indirectly through ventures, taxes, interest and compensation. Our principal sources of cash are proceeds from the sale of real estate and timber, the cash flow from oil and gas and income producing properties, borrowings, and reimbursements from utility and improvement districts. Operating cash flows are affected by the timing of the payment of real estate development expenditures and the collection of proceeds from the eventual sale of the real estate, the timing of which can vary substantially depending on many factors including the size of the project, state and local permitting requirements and availability of utilities, and by the timing of oil and gas leasing and production activities. Working capital varies based on a variety of factors, including the timing of sales of real estate and timber, oil and gas leasing and production activities, collection of receivables, reimbursement from utility and improvement districts and the payment of payables and expenses.

Cash Flows from Operating Activities

Cash flows from our real estate development activities, undeveloped land sales, commercial and income producing properties, timber sales, oil and gas properties and recreational leases and reimbursements from utility and improvement districts are classified as operating cash flows.

In first quarter 2013, net cash provided by operating activities was $32,447,000 principally as result of selling Promesa for $41,000,000, a 289-unit multifamily property we developed, generating net proceeds to us of $21,522,000. Real estate cost of sales, which include $29,707,000 in carrying value related to the sale of Promesa, exceeded expenditures for real estate development and acquisition expenditures, which includes the acquisition of one community development site in Nashville for $6,841,000. In first quarter 2012, net cash (used for) operating activities was ($47,514,000) as expenditures for real estate development and acquisitions significantly exceeded real estate cost of sales, principally as a result of acquiring certain real estate assets from CL Realty and Temco for $47,000,000. Subsequent to closing of this acquisition, we received $23,370,000 from the ventures, representing our pro-rata share of distributable cash. Also, we invested an additional $7,765,000 in Promesa, a 289-unit multifamily development property in Austin. In addition, in first quarter 2012 we paid $8,451,000 in federal and state taxes, net of refunds.

Cash Flows from Investing Activities

Capital contributions to and capital distributions from unconsolidated ventures and investment in oil and gas properties and equipment are classified as investing activities. In addition, proceeds from the sale of property and equipment, software costs and expenditures related to reforestation activities are also classified as investing activities.

In first quarter 2013, net cash (used in) investing activities was ($13,501,000) principally due to our investment of $12,980,000 in oil and gas properties and equipment associated with our exploration and production operations. In first quarter 2012, net cash provided by investing activities was $29,413,000 principally due to proceeds from the sale of our 25 percent interest in Palisades West LLC for $32,095,000. In addition, in first quarter 2012, we invested $1,968,000 in oil and gas properties and equipment associated with our working interests.

Cash Flows from Financing Activities

In first quarter 2013, net cash provided by financing activities was $57,346,000 principally due to net proceeds of $121,250,000 from the issuance of our 3.75% convertible senior notes partially offset by debt repayments of $90,748,000, of which $18,902,000 is related to paying off the loan associated with Promesa. We plan to use the remaining net proceeds from the issuance of our convertible senior notes for general corporate purposes, including investment in oil and gas exploration and drilling, and real estate acquisition and development. In first quarter 2012, net cash provided by financing activities was $6,619,000, primarily due to net increase in our debt of $6,278,000 which was principally used to fund our real estate development and acquisition activities.

Senior Secured Credit Facility

At first quarter-end 2013, our senior secured credit facility provides for a $200,000,000 term loan maturing September 14, 2017 and a $200,000,000 revolving line of credit maturing September 14, 2015 (with one-year extension option). The term loan and the revolving line of credit may be prepaid at any time without penalty. The revolving line of credit includes a $100,000,000 sublimit for letters of credit, of which $7,314,000 is outstanding at first quarter-end 2013. Total borrowings under our senior secured credit facility (including the face amount of letters of credit) may not exceed a borrowing base formula.

At first quarter-end 2013, net unused borrowing capacity under our senior secured credit facility is calculated as follows:

Senior Credit Facility
(In thousands)
Borrowing base availability	$400,000
Less: borrowings	(200,000)
Less: letters of credit	(7,314)

Unused borrowing capacity	$192,686

Our unused borrowing capacity in first quarter 2013 ranged from a high of $197,136,000 to a low of $137,136,000. This facility is used primarily to fund our operating cash needs, which fluctuate due to timing of residential real estate sales, undeveloped land sales, oil and gas leasing and production activities and mineral lease bonus payments received, timber sales, payment of payables and expenses and capital expenditures.

Our senior secured credit facility and other debt agreements contain financial covenants customary for such agreements including minimum levels of interest coverage and limitations on leverage. At first quarter-end 2013, we were in compliance with the financial covenants of these agreements.

The following table details our compliance with the financial covenants calculated as provided in the senior credit facility:

	Requirement	First Quarter-End 2013
Financial Covenant
Interest Coverage Ratio (a)	≥1.50:1.0	5.86:1.0
Revenues/Capital Expenditures Ratio (b)	≥1.00:1.0	3.14:1.0
Total Leverage Ratio (c)	≤40%	34.5%
Net Worth (d)	> $451.5 million	$515.4 million
Collateral Value to Loan Commitment Ratio (e)	≥1.50:1.0	1.84:1.0

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

(d)

Calculated as the amount by which consolidated total assets (excluding Credo acquisition goodwill over $50,000,000) exceeds consolidated total liabilities. At first quarter 2013, the requirement is $451,487,000 computed as: $448,524,000 plus 85 percent of the aggregate net proceeds received by us from any equity offering, plus 75 percent of all positive net income, on a cumulative basis. This covenant is applied at the end of each quarter.

(e)

Calculated as the total collateral value of timberland, high value timberland and our minerals business, raw entitled land that is part of mortgaged property, Credo asset value, SIDR reimbursements value and Cibolo Resort SIDHT value divided by total aggregate loan commitment. This covenant is applied at the end of each quarter.

To make additional investments, acquisitions, or distributions, we must maintain available liquidity equal to 10 percent of the aggregate commitments in place. At first quarter-end 2013, the minimum liquidity requirement was $40,000,000, compared with $274,710,000 in actual available liquidity based on the unused borrowing capacity under our senior secured credit facility plus unrestricted cash and cash equivalents. The failure to maintain such minimum liquidity does not constitute a default or event of default of our senior secured credit facility. In addition, we may elect to make distributions so long as the total leverage ratio is less than 30%, the interest coverage is greater than 3.0:1.0, the revenues / capital expenditures ratio exceeds 1.5:1.0, and available liquidity is not less than $125,000,000. At first quarter-end 2013, our total leverage ratio exceeded 30% and as a result we are prohibited from making distributions until the above conditions are satisfied.

3.75% Convertible Senior Notes due 2020

On February 26, 2013, we issued $125,000,000 aggregate principal amount of 3.75% Convertible Senior Notes due 2020 (Notes). Interest on the Notes is payable semiannually at a rate of 3.75 percent per annum and they mature on March 1, 2020. The Notes have an initial conversion rate of 40.8351 per $1,000 principal amount. The initial conversion rate is subject to adjustment upon the occurrence of certain events. Prior to November 1, 2019, the Notes are convertible only upon certain circumstances, and thereafter are convertible at any time prior to the close of business on the second scheduled trading day prior to maturity. If converted, holders will receive cash, shares of our common stock or a combination thereof at our election.

Net proceeds from the offering were used to repay $68,000,000 under our revolving line of credit, and we intend to use the remaining net proceeds for general corporate purposes, including investments in oil and gas exploration and drilling and real estate acquisition and development.

Contractual Obligations and Off-Balance Sheet Arrangements

In 2012, CJUF III RH Holdings, an equity method venture in which we own a 25 percent interest, obtained a senior secured construction loan in the amount of $23,936,000 to develop a 257-unit multifamily property in downtown Austin. The outstanding balance at first quarter-end 2013 was $1,954,000. We have a construction completion guaranty, a repayment guaranty for 20 percent of the principal balance and unpaid accrued interest, and a standard non-recourse carve-out guaranty. The repayment guaranty will reduce from 20 percent to 0 percent upon achievement of certain conditions.

In 2012, FMF Peakview, an equity method venture in which we own a 20 percent interest, obtained a senior secured construction loan in the amount of $31,550,000 to develop a 304-unit multifamily property in Denver. The outstanding balance at first quarter-end 2013 was $797,000. We have a construction completion guaranty, a repayment guaranty for 25 percent of the principal and unpaid accrued interest, and a standard non-recourse carve-out guaranty.

We have provided performance bonds and letters of credit on behalf of certain ventures that could be drawn on due to failure to satisfy construction obligations as general contractor or for failure to timely deliver streets and utilities in accordance with local codes and ordinances. At first quarter-end 2013, we have $26,630,000 outstanding, of which $26,577,000 is related to the development and construction of a 257-unit multifamily property in Austin estimated to be completed in May 2014.

Cibolo Canyons—San Antonio, Texas

Cibolo Canyons consists of the JW Marriott ® San Antonio Hill Country Resort & Spa development owned by third parties and a mixed-use development we own. We have $78,704,000 invested in Cibolo Canyons at first quarter-end 2013.

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

In first quarter 2013, we did not receive any reimbursements from the SID. Since inception, we have received $10,756,000 in reimbursements and have accounted for this as a reduction of our investment. At first quarter-end 2013, we have $32,518,000 invested in the resort development.

Mixed-Use Development

The mixed-use development we own consists of 2,100 acres planned to include approximately 1,475 residential lots and 150 commercial acres designated for multifamily and retail uses, of which 753 lots and 96 commercial acres have been sold through first quarter-end 2013.

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

Through first quarter-end 2013, we have submitted and received approval for reimbursement of approximately $57,322,000 of infrastructure costs and have received reimbursements totaling $23,070,000. In first quarter 2013, we did not receive any reimbursements from the SID. At first quarter-end 2013, we have $34,252,000 in approved and pending reimbursements, excluding interest. At first quarter-end 2013, we have $46,186,000 invested in the mixed-use development.

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies or estimates from those disclosed in our 2012 Annual Report on Form 10-K.

New and Pending Accounting Pronouncements

Please read Note 2 – New and Pending Accounting Pronouncements to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Statistical and Other Data

A summary of our real estate projects in the entitlement process (a) at first quarter-end 2013 follows:

Project	County	Market	Project Acres (b)
California
Hidden Creek Estates	Los Angeles	Los Angeles	700
Terrace at Hidden Hills	Los Angeles	Los Angeles	30

Georgia
Ball Ground	Cherokee	Atlanta	500
Crossing	Coweta	Atlanta	230
Fincher Road	Cherokee	Atlanta	3,890
Fox Hall	Coweta	Atlanta	960
Garland Mountain	Cherokee/Bartow	Atlanta	350
Martin’s Bridge	Banks	Atlanta	970
Mill Creek	Coweta	Atlanta	770
Serenity	Carroll	Atlanta	440
Wolf Creek	Carroll/Douglas	Atlanta	12,230
Yellow Creek	Cherokee	Atlanta	1,060

Texas
Lake Houston	Harris/Liberty	Houston	3,700
San Jacinto	Montgomery	Houston	150

Total			25,980

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

A summary of activity within our projects in the development process, which includes entitled (a), developed and under development real estate projects, at first quarter-end 2013 follows:

			Residential Lots (c)		Commercial Acres (d)
Project	County	Interest Owned (b)	Lots Sold Since Inception	Lots Remaining	Acres Sold Since Inception	Acres Remaining (f)
Projects we own

California
San Joaquin River	Contra Costa/Sacramento	100%	—	—	—	288

Colorado
Buffalo Highlands	Weld	100%	—	164	—	—
Johnstown Farms	Weld	100%	170	443	2	7
Pinery West	Douglas	100%	—	—	—	111
Stonebraker	Weld	100%	—	603	—	—

Tennessee
Azalea Park	Hays	100%	—	173	—	—

Texas
Arrowhead Ranch	Hays	100%	—	259	—	6
Bar C Ranch	Tarrant	100%	292	907	—	—
Barrington Kingwood	Harris	100%	61	119	—	—
Cibolo Canyons	Bexar	100%	753	722	96	54
Harbor Lakes	Hood	100%	205	244	2	19

				Residential Lots ( c)		Commercial Acres (d)
Project	County	Interest Owned (b)		Lots Sold Since Inception	Lots Remaining	Acres Sold Since Inception	Acres Remaining (f)
Hunter’s Crossing	Bastrop	100%		411	79	38	71
La Conterra	Williamson	100%		127	373	—	58
Lakes of Prosper	Collin	100%		5	280	—	—
Maxwell Creek	Collin	100%		820	179	10	—
Oak Creek Estates	Comal	100%		141	506	13	—
Stoney Creek	Dallas	100%		149	605	—	—
Summer Creek Ranch	Tarrant	100%		834	440	35	44
Summer Lakes	Fort Bend	100%		484	646	56	—
Summer Park (Waterford Park)	Fort Bend	100%		—	210	28	62
The Colony	Bastrop	100%		441	708	22	31
The Preserve at Pecan Creek	Denton	100%		399	395	—	7
Village Park	Collin	100%		516	244	3	2
Westside at Buttercup Creek	Williamson	100%		1,428	68	66	—
Other projects (10)	Various	100%		2,085	171	218	36

Georgia
Seven Hills	Paulding	100%		666	420	26	113
The Villages at Burt Creek	Dawson	100%		—	1,715	—	57
Towne West	Bartow	100%		—	2,674	—	121
Other projects (17)	Various	100%		72	3,021	—	705

Florida
Other projects (2)	Various	100%		301	87	—	—

Missouri and Utah
Other projects (2)	Various	100%		499	55	—	—

				10,859	16,510	615	1,792

Projects in entities we consolidate
Texas
City Park	Harris	75%		1,218	93	50	115
Lantana	Denton	55	% (e)	774	1,276	—	12
Timber Creek	Collin	88%		—	614	—	—
Willow Creek Farm II	Waller/Fort Bend	90%		40	191	—	—
Other projects (2)	Various	Various		7	202	—	129

Georgia
The Georgian	Paulding	75%		289	1,052	—	—

				2,328	3,428	50	256

Total owned and consolidated				13,187	19,938	665	2,048

Projects in ventures that we account for using the equity method
Texas
Entrada	Travis	50%		—	821	—	—
Fannin Farms West	Tarrant	50%		324	24	—	12
Harper’s Preserve	Montgomery	50%		244	1,481	—	72
Lantana	Denton	Various	(e)	1,163	62	16	42
Long Meadow Farms	Fort Bend	37%		1,025	774	119	180
Southern Trails	Brazoria	80%		603	380	—	—
Stonewall Estates	Bexar	50%		305	83	—	—
Other projects (1)	Nueces	50%		—	—	—	15

Total in ventures				3,664	3,625	135	321

Combined total				16,851	23,563	800	2,369

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
(e)

The Lantana project consists of a series of 22 partnerships in which our voting interests range from 25 percent to 55 percent. We account for two of these partnerships using the equity method and we consolidate the remaining partnerships.

(f)	Excludes acres associated with commercial and income producing properties.

A summary of our significant commercial and income producing properties at first quarter-end 2013 follows:

Project	County	Market	Interest Owned (a)	Type	Acres	Description
Radisson Hotel	Travis	Austin	100%	Hotel	2	413 guest rooms and suites
Eleven (b)	Travis	Austin	25%	Multifamily	3	257-unit luxury apartment
360° (b)	Arapahoe	Denver	20%	Multifamily	4	304-unit luxury apartment

(a)	Interest owned reflects our total interest in the project, whether owned directly or indirectly.
(b)	Construction in progress.

Oil and Gas Mineral Interests Owned

A summary of our oil and gas mineral interests (a) owned at first quarter-end 2013 follows:

State	Unleased	Leased (b)	Held By Production (c)	Total (d)
		(Net acres)
Texas	213,000	12,000	27,000	252,000
Louisiana	117,000	25,000	2,000	144,000
Georgia	152,000	—	—	152,000
Alabama	40,000	—	—	40,000
California	1,000	—	—	1,000
Indiana	1,000	—	—	1,000

	524,000	37,000	29,000	590,000

(a)	Includes ventures.
(b)

Includes leases in primary lease term or for which a delay rental payment has been received. In the ordinary course of business, leases covering a significant portion of leased net mineral acres may expire from time to time in a single reporting period.

(c)	Acres being held by production are producing oil or natural gas in paying quantities.
(d)

Texas, Louisiana, California and Indiana net acres are calculated as the gross number of surface acres multiplied by our percentage ownership of the mineral interest. Georgia and Alabama net acres are calculated as the gross number of surface acres multiplied by our estimated percentage ownership of the mineral interest based on county sampling. Excludes 477 net mineral acres located in Colorado.

A summary of our Texas and Louisiana mineral acres (a) by county or parish at first quarter-end 2013 follows:

Texas		Louisiana
County	Net Acres	Parish	Net Acres
Trinity	46,000	Beauregard	79,000
Angelina	42,000	Vernon	39,000
Houston	29,000	Calcasieu	17,000
Anderson	25,000	Allen	7,000
Cherokee	24,000	Rapides	1,000
Sabine	23,000	Other	1,000

Red River	14,000		144,000

Newton	13,000
San Augustine	13,000
Jasper	12,000
Other	11,000

	252,000

(a)	Includes ventures.

Oil and Gas Mineral Interests Leased

A summary of our net mineral acres leased from others at first quarter-end 2013 follows:

State	Undeveloped	Held By Production (a)	Total
Nebraska	107,000	2,000	109,000
Kansas	40,000	3,000	43,000
Oklahoma	—	17,000	17,000
Alabama	9,000	—	9,000
Texas	6,000	2,000	8,000
North Dakota	3,000	3,000	6,000
Other	7,000	3,000	10,000

	172,000	30,000	202,000

(a)	Excludes approximately 8,000 net acres of overriding royalty interests.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our interest rate risk is principally related to our variable-rate debt. Interest rate changes impact earnings due to the resulting increase or decrease in the cost of our variable-rate debt, which is $226,651,000 at first quarter-end 2013 and $290,074,000 at year-end 2012.

The following table illustrates the estimated effect on our pre-tax income of immediate, parallel, and sustained shifts in interest rates for the next 12 months on our variable-rate debt at first quarter-end 2013, with comparative year-end 2012 information. This estimate assumes that debt reductions from contractual payments will be replaced with short-term, variable-rate debt; however, that may not be the financing alternative we choose.

Change in Interest Rates	First Quarter-End 2013	Year-End 2012
	(In thousands)
+2%	$(4,533)	$(5,801)
+1%	(2,267)	(2,901)
-1%	2,267	2,901
-2%	4,451	5,697

Foreign Currency Risk

We have no exposure to foreign currency fluctuations.

Commodity Price Risk

We have exposure to commodity price fluctuations which can materially affect our revenues and cash flows. To manage our exposure to commodity price risks associated with the sale of oil and gas, we may periodically enter into derivative hedging transactions for a portion of our estimated production. We do not have any commodity derivative positions outstanding at first quarter-end 2013.

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

PART II—OTHER INFORMATION

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

Item 1A. Risk Factors

There are no material changes from the risk factors disclosed in our 2012 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (a)

Period	Total Number of Shares Purchased (b)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
Month 1 (1/1/2013 — 1/31/2013)	1,672	$17.79	—	4,997,855
Month 2 (2/1/2013 — 2/28/2013)	47,648	18.54	—	4,997,855
Month 3 (3/1/2013 — 3/31/2013)	5,002	22.08	—	4,997,855

Total	54,322	18.84	—

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

Public Offering of 3.75% Convertible Senior Notes due 2020

On February 26, 203, we completed a public offering of $125,000,000 aggregate principal amount of Convertible Senior Notes due 2020, which includes $15,000,000 aggregate principal amount of Notes as a result of the underwriters exercising in full their option to purchase additional Notes. The issuance of the Notes was registered pursuant to our Registration Statement on Form S-3 (Registration No. 333-179612), as supplemented by a preliminary prospectus supplement filed with the SEC on February 19, 2013 and a final prospectus supplement filed with the SEC on February 22, 2013. As of the date of filing this report, the offering has terminated, and all of the securities registered pursuant to the offering have been sold prior to termination.

Interest on the Notes is payable semiannually at a rate of 3.75 percent per annum and they mature on March 1, 2020. The Notes have an initial conversion rate of 40.8351 per $1,000 principal amount. The initial conversion rate is subject to adjustment upon the occurrence of certain events. Prior to November 1, 2019, the Notes are convertible only upon certain circumstances, and thereafter are convertible at any time prior to the close of business on the second scheduled trading day prior to maturity. Upon conversion, holders will receive cash, shares or our common stock or a combination thereof at our election.

Following is a reasonable estimate of expenses in connection with the offering (these expenses do not represent the exact amount of expenses incurred):

(in millions)
Underwriting discounts and commissions	$3.8
Finders’ fees	—
Expenses paid to or for underwriters	—
Other expenses	1.4

Total expenses	$5.2

All of the foregoing expenses were direct or indirect payments to persons other than (i) our directors, officers or any of their associates; (ii) persons owning 10% or more of our common stock; or (iii) our affiliates.

Our net proceeds of the offering (after deducting expenses) were $119.8 million. On February 26, 2013, the closing date of the offering, we received the proceeds from the offering, a portion of which was used to repay $68 million of indebtedness. We intend to use the remaining net proceeds for general corporate purposes, including investments in oil and gas exploration and drilling and real estate acquisition and development.

There has been no material change in the use of proceeds from the offering as described in our Rule 424(b)(5) prospectus supplement filed with the Securities and Exchange Commission on February 26, 2013.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10.1	Indenture, dated February 26, 2013 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on February 26, 2013).

10.2	Supplemental Indenture, dated February 26, 2013 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Commission on February 26, 2013).

10.3	Form of 3.75% Convertible Senior Note due 2020 (included in Exhibit 10.2 above) (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed with the Commission on February 26, 2013).

10.4	Underwriting Agreement, dated as of February 20, 2013, by and between the Company and Goldman, Sachs & Co. (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed with the Commission on February 26, 2013).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following materials from Forestar’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORESTAR GROUP INC.

Date: May 9, 2013	By:	/s/ Christopher L. Nines
Christopher L. Nines
Chief Financial Officer

	By:	/s/ Charles D. Jehl
Charles D. Jehl
Chief Accounting Officer