Form 10-Q
period 2013-06-30
Forestar Group Inc.
filed 2013-08-08
CIK 1406587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-33662
_________________________________________________________
FORESTAR GROUP INC.
(Exact Name of Registrant as Specified in Its Charter)
 _________________________________________________________

Delaware	26-1336998
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
6300 Bee Cave Road, Building Two, Suite 500, Austin, Texas 78746
(Address of Principal Executive Offices, Including Zip Code)
(512) 433-5200
(Registrant’s Telephone Number, Including Area Code)
 _________________________________________________________
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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding as of August 2, 2013
Common Stock, par value $1.00 per share	34,719,475

FORESTAR GROUP INC.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
FORESTAR GROUP INC.
Consolidated Balance Sheets
(Unaudited)

	Second Quarter-End	Year-End
	2013	2012
	(In thousands)
ASSETS
Cash and cash equivalents	$69,138	$10,361
Real estate, net	498,483	517,150
Oil and gas properties and equipment, net	181,491	158,427
Investment in unconsolidated ventures	44,090	41,546
Timber	11,545	12,293
Receivables, net	36,163	33,623
Prepaid expenses	6,519	6,455
Income taxes receivable	2,352	—
Property and equipment, net	4,628	4,859
Deferred tax asset, net	43,809	54,748
Goodwill and other intangible assets	65,552	63,868
Other assets	15,782	15,104
TOTAL ASSETS	$979,552	$918,434
LIABILITIES AND EQUITY
Accounts payable	$12,618	$18,320
Accrued employee compensation and benefits	1,446	5,667
Accrued property taxes	4,634	4,231
Accrued interest	2,396	1,168
Income taxes payable	—	587
Other accrued expenses	28,354	22,648
Other liabilities	32,963	38,203
Debt	331,647	294,063
TOTAL LIABILITIES	414,058	384,887
COMMITMENTS AND CONTINGENCIES
EQUITY
Forestar Group Inc. shareholders’ equity:
Common stock, par value $1.00 per share, 200,000,000 authorized shares, 36,946,603 issued at second quarter-end 2013 and year-end 2012	36,947	36,947
Additional paid-in capital	433,313	407,206
Retained earnings	125,589	121,097
Treasury stock, at cost, 2,240,469 shares at second quarter-end 2013 and 2,327,623 shares at year-end 2012	(34,761)	(35,762)
Total Forestar Group Inc. shareholders’ equity	561,088	529,488
Noncontrolling interests	4,406	4,059
TOTAL EQUITY	565,494	533,547
TOTAL LIABILITIES AND EQUITY	$979,552	$918,434
Please read the notes to consolidated financial statements.

FORESTAR GROUP INC.
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Second Quarter		First Six Months
	2013	2012	2013	2012
	(In thousands, except per share amounts)
REVENUES
Real estate sales and other	$23,358	$19,349	$47,876	$29,993
Commercial and income producing properties	17,861	7,298	72,032	14,576
Real estate	41,219	26,647	119,908	44,569
Oil and gas	15,831	7,148	31,335	16,574
Other natural resources	3,029	1,517	6,307	2,261
	60,079	35,312	157,550	63,404
COSTS AND EXPENSES
Cost of real estate sales and other	(12,414)	(10,578)	(24,509)	(16,352)
Cost of commercial and income producing properties	(15,848)	(4,638)	(56,799)	(9,195)
Cost of oil and gas producing activities	(8,838)	(812)	(16,672)	(1,725)
Cost of other natural resources	(516)	(536)	(1,208)	(1,126)
Other operating	(13,079)	(11,441)	(28,988)	(24,425)
General and administrative	(5,830)	(6,749)	(16,300)	(13,712)
	(56,525)	(34,754)	(144,476)	(66,535)
GAIN ON SALE OF ASSETS	—	3,401	—	15,310
OPERATING INCOME	3,554	3,959	13,074	12,179
Equity in earnings of unconsolidated ventures	2,566	768	3,479	1,492
Interest expense	(5,122)	(3,664)	(9,661)	(7,555)
Other non-operating income	1,111	1,140	2,252	1,204
INCOME BEFORE TAXES	2,109	2,203	9,144	7,320
Income tax expense	(911)	(732)	(2,904)	(2,352)
CONSOLIDATED NET INCOME	1,198	1,471	6,240	4,968
Less: Net income attributable to noncontrolling interests	(657)	(660)	(1,748)	(1,355)
NET INCOME ATTRIBUTABLE TO FORESTAR GROUP INC.	$541	$811	$4,492	$3,613
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	35,351	35,235	35,305	35,190
Diluted	36,052	35,425	35,934	35,412
NET INCOME PER COMMON SHARE
Basic	$0.02	$0.02	$0.13	$0.10
Diluted	$0.02	$0.02	$0.13	$0.10
TOTAL COMPREHENSIVE INCOME	$541	$811	$4,492	$3,613
Please read the notes to consolidated financial statements.

FORESTAR GROUP INC.
Consolidated Statements of Cash Flows
(Unaudited)

	First Six Months
	2013	2012
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$6,240	$4,968
Adjustments:
Depreciation, depletion and amortization	13,577	4,922
Deferred income taxes	1,492	(2,909)
Tax benefits not recognized for book purposes	75	76
Equity in earnings of unconsolidated ventures	(3,479)	(1,492)
Distributions of earnings of unconsolidated ventures	210	356
Proceeds from consolidated venture's sale of assets, net	—	24,294
Share-based compensation	11,875	5,164
Real estate cost of sales	53,208	26,723
Dry hole exploration costs	1,296	—
Real estate development and acquisition expenditures, net	(34,772)	(52,505)
Reimbursements from utility and improvement districts	2,881	937
Other changes in real estate	144	733
Deferred income	(1,329)	1,864
Gain on sale of assets	—	(15,310)
Other	212	458
Changes in:
Notes and accounts receivable	(1,452)	(242)
Prepaid expenses and other	1,136	751
Accounts payable and other accrued liabilities	(15,854)	(3,530)
Income taxes	(587)	(6,078)
Net cash provided by (used for) operating activities	34,873	(10,820)
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, equipment, software and reforestation and other	(3,357)	(1,341)
Oil and gas properties and equipment	(32,286)	(2,264)
Investment in unconsolidated ventures	(782)	(1,430)
Return of investment in unconsolidated ventures	1,370	736
Proceeds from sale of venture interest	—	32,095
Other	(10)	—
Net cash provided by (used for) investing activities	(35,065)	27,796
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible senior notes, net	121,250	—
Payments of debt	(93,390)	(36,047)
Additions to debt	32,621	47,394
Deferred financing fees	(648)	(343)
Distributions to noncontrolling interests, net	(1,401)	(1,190)
Exercise of stock options	1,645	1,182
Payroll taxes on restricted stock and stock options	(1,027)	(1,151)
Tax benefit from share-based compensation	(81)	370
Net cash provided by financing activities	58,969	10,215

Net increase in cash and cash equivalents	58,777	27,191
Cash and cash equivalents at beginning of period	10,361	18,283
Cash and cash equivalents at end of period	$69,138	$45,474
Please read the notes to consolidated financial statements.

FORESTAR GROUP INC.
Notes to Consolidated Financial Statements
(Unaudited)
Note 1—Basis of Presentation
Our consolidated financial statements include the accounts of Forestar Group Inc., all subsidiaries, ventures and other entities in which we have a controlling interest and variable interest entities of which we are the primary beneficiary. We eliminate all material intercompany accounts and transactions. In our consolidated balance sheets we have reclassified prior years' other accrued expenses that were included in accounts payable to conform to the current year presentation. Noncontrolling interests in consolidated pass-through entities are recognized before income taxes. We account for our investment in other entities in which we have significant influence over operations and financial policies using the equity method (we recognize our share of the entities’ income or loss and any preferential returns and treat distributions as a reduction of our investment). We account for our investment in other entities in which we do not have significant influence over operations and financial policies using the cost method (we recognize as income distributions of accumulated earnings).
We prepare our unaudited interim financial statements in accordance with U.S. generally accepted accounting principles and Securities and Exchange Commission requirements for interim financial statements. As a result, they do not include all the information and disclosures required for complete financial statements. However, in our opinion, all adjustments considered necessary for a fair presentation have been included. Such adjustments consist only of normal recurring items unless otherwise noted. We make estimates and assumptions about future events. Actual results can, and probably will, differ from those we currently estimate including those principally related to allocating cost of sales to real estate, measuring long-lived assets for impairment, oil and gas revenue accruals, capital expenditure and lease operating expense accruals associated with our oil and gas production activities, oil and gas reserves and depletion of our oil and gas properties. These interim operating results are not necessarily indicative of the results that may be expected for the entire year. For further information, please read the financial statements included in our 2012 Annual Report on Form 10-K.
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
Pending Accounting Standards
ASU 2013-04 — Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date will be effective in first quarter 2014. This ASU requires an entity that is jointly and severally liable to measure the obligation as the sum of the amount the entity has agreed with co-obligors to pay and any additional amount it expects to pay on behalf of one or more co-obligors. We are currently evaluating the impact adoption of this ASU will have on our earnings, financial position and disclosures.

Note 3—Real Estate
Real estate consists of:

	Second Quarter-End	Year-End
	2013	2012
	(In thousands)
Entitled, developed and under development projects	$369,512	$361,827
Undeveloped land (includes land in entitlement)	83,634	82,688
Commercial and income producing properties
Carrying value	74,027	100,855
Less: accumulated depreciation	(28,690)	(28,220)
Net carrying value	45,337	72,635
	$498,483	$517,150

Included in entitled, developed and under development projects are the estimated costs of assets we expect to convey to utility and improvement districts of $52,902,000 at second quarter-end 2013 and $50,476,000 at year-end 2012, including $34,252,000 at both second quarter-end 2013 and year-end 2012 related to our Cibolo Canyons project near San Antonio, Texas. These costs relate to water, sewer and other infrastructure assets we have submitted to utility or improvement districts for approval and reimbursement. We submitted for reimbursement to these districts $1,966,000 in first six months 2013 and $2,350,000 in first six months 2012. We collected reimbursements of $1,081,000 from these districts in first six months 2013 and $637,000 in first six months 2012. We expect to collect the remaining amounts billed when these districts achieve adequate tax bases to support payment.
Also included in entitled, developed and under development projects is our investment in the resort development owned by third parties at our Cibolo Canyons project. We received $1,800,000 in payments from the special improvement district in first six months 2013 and $300,000 in first six months 2012. At second quarter-end 2013, we have $30,717,000 invested in the resort development.
In first six months 2013, commercial and income producing properties decreased by $29,707,000 as result of selling Promesa for $41,000,000, a 289-unit multifamily property we developed and sold in Austin. We received $21,522,000 in net proceeds, reduced our outstanding debt by $18,902,000 and recognized $10,881,000 in segment earnings. At second quarter-end 2013, commercial and income producing properties primarily represents our investment in a 413 guest room hotel in Austin with a carrying value of $21,069,000 and our investment in multifamily development sites located in Charlotte, Nashville and Dallas with a carrying value of $22,597,000.
Depreciation expense, primarily related to commercial and income producing properties, was $1,384,000 in first six months 2013 and $1,812,000 in first six months 2012 and is included in other operating expenses.
Note 4—Oil and Gas Properties
Net capitalized costs related to our oil and gas producing activities follows:

	Second Quarter-End	Year-End
	2013	2012
	(In thousands)
Unproved oil and gas properties	$84,032	$81,672
Proved oil and gas properties	109,960	81,412
Less: accumulated depreciation, depletion and amortization	(12,501)	(4,657)
Net carrying value of proved oil and gas properties	97,459	76,755
	$181,491	$158,427

Note 5—Goodwill and Other Intangible Assets
Carrying value of goodwill and other intangible assets follows:

	Second Quarter-End	Year-End
	2013	2012
	(In thousands)
Goodwill	$63,366	$61,680
Identified intangibles, net	2,186	2,188
	$65,552	$63,868
Goodwill represents the excess of the purchase price over the fair value of the tangible and identifiable intangible assets of $59,492,000 associated with our acquisition of Credo in third quarter 2012 and $3,874,000 associated with a water resources company acquired in 2010.
The allocation of the Credo purchase price is subject to change as we obtain additional information during the acquisition measurement period, in particular, allocation of the estimated values assigned to oil and gas properties and equipment, goodwill and deferred tax liability.
Identified intangibles include $1,667,000 in indefinite lived groundwater leases associated with a water resources company acquired in 2010. In addition, identified intangibles includes $590,000 related to patents with definite lives associated with the Calliope Gas Recovery System acquired as part of our acquisition of Credo and is being amortized over the average remaining useful life of the patents. The net carrying value at second quarter-end 2013 is $519,000.

Note 6—Equity
A reconciliation of changes in equity at second quarter-end 2013 follows:

	Forestar Group Inc.	Noncontrolling Interests	Total
	(In thousands)
Balance at year-end 2012	$529,488	$4,059	$533,547
Net income	4,492	1,748	$6,240
Distributions to noncontrolling interests	—	(1,440)	$(1,440)
Contributions from noncontrolling interests	—	39	$39
Convertible senior notes	17,058	—	$17,058
Other (primarily share-based compensation)	10,050	—	$10,050
Balance at second quarter-end 2013	$561,088	$4,406	$565,494
Note 7—Investment in Unconsolidated Ventures
At second quarter-end 2013, we had ownership interests generally ranging from 25 to 50 percent in 13 ventures that we account for using the equity method. We have no ventures that are accounted for using the cost method.

Combined summarized balance sheet information for our ventures accounted for using the equity method follows:

	Venture Assets		Venture Borrowings(a)		Venture Equity		Our Investment
	Second Quarter-End	Year-End	Second Quarter-End	Year-End	Second Quarter-End	Year-End	Second Quarter-End	Year-End
	2013	2012	2013	2012	2013	2012	2013	2012
	(In thousands)
242, LLC (b)	$21,784	$21,408	$—	$810	$20,414	$19,576	$9,351	$8,903
CJUF III, RH Holdings	28,121	15,970	8,829	1	15,842	13,701	3,662	3,836
CL Ashton Woods (c)	16,108	15,701	—	—	14,594	15,044	6,115	5,775
CL Realty	8,493	8,245	—	—	8,294	7,842	4,147	3,921
FMF Peakview	24,149	16,859	4,752	—	16,833	13,331	3,448	2,666
HM Stonewall Estates (c)	4,925	5,184	95	104	4,830	5,080	2,146	2,470
LM Land Holdings (c)	22,092	21,094	4,781	3,086	15,371	13,128	7,699	6,045
Temco	13,393	13,255	—	—	13,070	13,066	6,535	6,533
Other ventures (5) (d)	12,640	17,129	30,362	34,357	(32,012)	(31,275)	987	1,397
	$151,705	$134,845	$48,819	$38,358	$77,236	$69,493	$44,090	$41,546
Combined summarized income statement information for our ventures accounted for using the equity method follows:

	Revenues				Earnings (loss)				Our Share of Earnings (Loss)
	Second Quarter		First Six Months		Second Quarter		First Six Months		Second Quarter		First Six Months
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
	(In thousands)
242, LLC (b)	$1,497	$942	$3,131	$1,853	$354	$131	$837	$189	$190	$76	$448	$115
CJUF III, RH Holdings	3	—	3	—	(108)	—	(224)	—	(108)	—	(224)	—
CL Ashton Woods (c)	1,419	794	2,891	1,349	293	113	550	261	563	277	1,140	524
CL Realty	373	329	801	1,996	216	184	452	736	108	92	226	368
FMF Peakview	—	—	—	—	(7)	—	(39)	—	(2)	—	(8)	—
HM Stonewall Estates (c)	1,098	1,170	1,098	1,170	425	410	400	397	182	167	176	159
LM Land Holdings (c)	3,953	1,428	5,264	3,270	3,160	172	3,759	867	1,486	(18)	1,654	167
Temco	206	60	275	500	18	(64)	6	(122)	9	(32)	3	(61)
Other ventures (5)	788	1,509	5,150	2,879	109	(60)	(522)	(407)	138	206	64	220
	$9,337	$6,232	$18,613	$13,017	$4,460	$886	$5,219	$1,921	$2,566	$768	$3,479	$1,492
 _____________________

(a)	Total includes current maturities of $28,000,000 at second quarter-end 2013, of which $27,860,000 is non-recourse to us, and $32,323,000 at year-end 2012, of which $32,083,000 is non-recourse to us.

(b)
Includes unamortized deferred gains on real estate contributed by us to ventures. We recognize deferred gains as income as real estate is sold to third parties. Deferred gains of $855,000 are reflected as a reduction to our investment in unconsolidated ventures at second quarter-end 2013.

(c)
We acquired these equity investments from CL Realty in 2012 at estimated fair value. The difference between estimated fair value of the equity investment and our capital account within the respective ventures at closing (basis difference) will be accreted as income or expense over the life of the investment and included in our share of earnings (loss) from the respective ventures. Unrecognized basis difference of $2,410,000 is reflected as a reduction of our investment in unconsolidated ventures at second quarter-end 2013.

(d)
Our investment in other ventures reflects our ownership interests generally ranging from 25 to 50 percent, excluding venture losses that exceed our investment where we are not obligated to fund those losses. Please read Note 16 — Variable Interest Entities for additional information.

In first six months 2013, we invested $782,000 in these ventures and received $1,580,000 in distributions, and in first six months 2012, we invested $1,430,000 in these ventures and received $1,092,000 in distributions. Distributions include both return of investments and distributions of earnings.

We have provided performance bonds and letters of credit on behalf of certain ventures that could be drawn on due to failure to satisfy construction obligations as general contractor or for failure to timely deliver streets and utilities in accordance with local codes and ordinances. At second quarter-end 2013, we have $26,630,000 outstanding, of which $26,577,000 is related to the development and construction of a 257-unit multifamily property in Austin estimated to be completed in May 2014.
Note 8—Receivables
Receivables consist of:

	Second Quarter-End	Year-End
	2013	2012
	(In thousands)
Loan secured by real estate	$16,713	$18,507
Notes receivable, average interest rates of 5.23% at second quarter-end 2013 and 6.24% at year-end 2012	2,183	1,875
Receivables and accrued interest	17,293	13,303
	36,189	33,685
Allowance for bad debts	(26)	(62)
	$36,163	$33,623
At second quarter-end 2013, we have $16,713,000 invested in a loan which was acquired from a financial institution in 2011 when it was non-performing and is secured by a lien on developed and undeveloped real estate located near Houston designated for single-family residential and commercial development. Interest accrues at 9 percent the first three years escalating to 10 percent in year four and 12 percent in year five, with interest above 6.25 percent to be forgiven if the loan is prepaid by certain dates. In first six months 2013, we received principal payments of $3,074,000 and interest payments of $914,000. At second quarter-end 2013, the outstanding principal balance was $26,940,000.
Estimated accretable yield follows:

Second Quarter-End
2013
(In thousands)
Beginning of period (year-end 2012)	$25,149
Change in accretable yield due to change in timing of estimated cash flows	(1,223)
Interest income recognized (in first six months 2013)	(2,194)
End of period	$21,732
Notes receivable generally are secured by a deed of trust and generally due within three years.
Receivables and accrued interest principally includes oil and gas related revenue accruals, joint interest billing receivables and other miscellaneous operating receivables arising in the normal course of business.

Note 9—Debt
Debt consists of:

	Second Quarter-End	Year-End
	2013	2012
	(In thousands)
Senior secured credit facility
Term loan facility — average interest rate of 4.19% at second quarter-end 2013 and 4.21% at year-end 2012	$200,000	$200,000
Revolving line of credit — average interest rate of 4.75% at year-end 2012	—	44,000
3.75% Convertible senior notes due 2020, net of discount	98,353	—
Secured promissory notes — average interest rate of 3.20% at second quarter-end 2013 and 2.80% at year-end 2012	15,400	34,171
Other indebtedness due through 2017 at variable and fixed interest rates ranging from 0.24% to 8.00%	17,894	15,892
	$331,647	$294,063

Our debt agreements contain financial covenants customary for such agreements including minimum levels of interest coverage and limitations on leverage. At second quarter-end 2013, we were in compliance with the financial covenants of these agreements.
At second quarter-end 2013, our senior secured credit facility provides for a $200,000,000 term loan maturing September 14, 2017 and a $200,000,000 revolving line of credit maturing September 14, 2015 (with one-year extension option). The term loan and the revolving line of credit may be prepaid at any time without penalty. The revolving line of credit includes a $100,000,000 sublimit for letters of credit, of which $3,064,000 is outstanding at second quarter-end 2013. Total borrowings under our senior secured credit facility (including the face amount of letters of credit) may not exceed a borrowing base formula. At second quarter-end 2013, we had $196,936,000 in net unused borrowing capacity under our senior secured credit facility.
Under the terms of our senior secured credit facility, at our option we can borrow at LIBOR plus 4.0 percent or at the alternate base rate plus 3.0 percent. The alternate base rate is the highest of (i) KeyBank National Association’s base rate, (ii) the federal funds effective rate plus 0.5 percent or (iii) 30 day LIBOR plus 1 percent. Borrowings under the senior secured credit facility are or may be secured by (a) mortgages on the timberland, high value timberland and portions of raw entitled land, as well as pledges of other rights including certain oil and gas operating properties, (b) assignments of current and future leases, rents and contracts, (c) a security interest in our primary operating account, (d) a pledge of the equity interests in current and future material operating subsidiaries or majority-owned joint venture interest, or if such pledge is not permitted, a pledge of the right to distributions from such entities, (e) a pledge of reimbursements, hotel occupancy and other revenues payable to us from special improvement district tax collections in connection with our Cibolo Canyons project, and (f) a negative pledge (without a mortgage) on other assets. The senior secured credit facility provides for releases of real estate and other collateral provided that borrowing base compliance is maintained.
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
We separately account for the liability and equity conversion components of the Notes due to our option to settle the conversion obligation in cash, shares or a combination thereof at our election. The fair value of the Notes excluding the conversion feature at the date of issuance was estimated to be approximately $97,309,000 and was calculated based on the fair value of similar non-convertible debt instruments. The resulting value of the conversion option of $27,691,000 was recognized as debt discount and recorded as additional paid-in capital on our consolidated balance sheet. The effective interest rate to calculate the accretion of the bond discount is 8 percent and is based on our estimated (non-convertible) borrowing rate on long-term debt with a similar maturity at the time the Notes were issued. Interest expense includes the cash coupon rate on the Notes plus the non-cash accretion of the debt discount, which is based on the difference between the effective interest rate and the cash coupon rate. Amortization of debt discount was $1,044,000 in first six months 2013 and is included in interest expense. At second quarter-end 2013, unamortized debt discount of our Notes was $26,647,000. Total debt issuance costs were $4,205,000 (including underwriters discount of $3,750,000), of which $3,273,000 was allocated to the liability component and $932,000 to the equity component of the Notes. The portion of the issuance costs allocated to the debt component of the Notes is being amortized over the term of the Notes.
At second quarter-end 2013, secured promissory notes represent a $15,400,000 loan collateralized by a 413 guest room hotel located in Austin with a carrying value of $21,069,000. In first six months 2013, secured promissory notes decreased by $18,902,000 as result of selling of Promesa, a 289-unit multifamily property we developed in Austin, for $41,000,000. We received $21,522,000 in net proceeds and we recognized $10,881,000 in segment earnings.
At second quarter-end 2013, other indebtedness, principally non-recourse, is collateralized by entitled, developed and under development projects with a carrying value of $60,974,000.
At second quarter-end 2013 and year-end 2012, we have $8,359,000 and $6,508,000 in unamortized deferred financing fees which are included in other assets. Amortization of deferred financing fees was $1,534,000 in first six months 2013 and $1,441,000 in first six months 2012 and is included in interest expense.
Note 10—Fair Value
Non-financial assets measured at fair value on a non-recurring basis principally include real estate assets, oil and gas properties, assets held for sale, goodwill and other intangible assets, which are measured for impairment. In second quarter 2013 and 2012, no non-financial assets were remeasured at fair value.
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
Information about our fixed rate financial instruments not measured at fair value follows:

	Second Quarter-End 2013		Year-End 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Technique
	(In thousands)
Loan secured by real estate	$16,713	$30,968	$18,507	$35,824	Level 2
Fixed rate debt (a)	(103,008)	(91,235)	(3,989)	(4,070)	Level 2
 _____________________

(a)	Second quarter-end 2013 includes our 3.75% convertible senior notes due 2020, issued February 26, 2013.

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
Please read Note 17 — Share-Based Compensation for information about additional shares of common stock that could be issued under terms of our share-based compensation plans.
At second quarter-end 2013, personnel of former affiliates held options to purchase 855,000 shares of our common stock. The options have a weighted average exercise price of $24.09 and a weighted average remaining contractual term of three years. At second quarter-end 2013, the options have an aggregate intrinsic value of $908,000.

Note 12—Net Income per Share
Earnings attributable to common shareholders and weighted average common shares outstanding used to compute earnings per share were:

	Second Quarter		First Six Months
	2013	2012	2013	2012
	(In thousands)
Earnings available to common shareholders:
Consolidated net income	$1,198	$1,471	$6,240	$4,968
Less: Net income attributable to noncontrolling interest	(657)	(660)	(1,748)	(1,355)
Net income attributable to Forestar Group Inc.	$541	$811	$4,492	$3,613
Weighted average common shares outstanding — basic	35,351	35,235	35,305	35,190
Dilutive effect of stock options, restricted stock and equity-settled awards	701	190	629	222
Weighted average common shares outstanding — diluted	36,052	35,425	35,934	35,412
Anti-dilutive awards excluded from diluted weighted average shares	1,854	2,712	1,837	2,530
We intend to settle the principal amount of the convertible senior notes (Notes) in cash upon conversion, with any excess conversion value to be settled in shares of our common stock. Therefore, only the amount in excess of the par value of the Notes will be included in our calculation of diluted net income per share using the treasury stock method. As such, the Notes have no impact on diluted net income per share until the price of our common stock exceeds the conversion price of the Notes of $24.49. The average price of our common stock in second quarter and first six months 2013 did not exceed the conversion price which resulted in no additional diluted outstanding shares.
Note 13—Income Taxes
Our effective tax rate was 43 percent in second quarter 2013 and 32 percent in first six months 2013, which includes an 4 percent benefit for noncontrolling interests. Our effective tax rate was a benefit of 33 percent in second quarter 2012 and 32 percent in first six months 2012, which included a 3 percent benefit for noncontrolling interests. In addition, 2013 and 2012 effective tax rates include the effect of state income taxes, nondeductible items and benefits of percentage depletion.
We have not provided a valuation allowance for our federal deferred tax asset because we believe it is likely it will be recoverable in future periods.
At second quarter-end 2013, our unrecognized tax benefits totaled $6,326,000, all of which would affect our effective tax rate if recognized.
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
Environmental
Environmental remediation liabilities arise from time to time in the ordinary course of doing business, and we believe we have established adequate reserves for any probable losses that we can reasonably estimate. We own 288 acres near Antioch, California, portions of which were sites of a former Temple-Inland paper manufacturing operation that are in remediation. We have received certificates of completion on all but one 80 acre tract, a portion of which includes subsurface contamination. We estimate the remaining cost to complete remediation activities will be approximately $1,293,000, which is included in other accrued expenses. It is possible that remediation or monitoring activities could be required in addition to those included within our estimate, but we are unable to determine the scope, timing or extent of such activities.
We have asset retirement obligations related to the abandonment and site restoration requirements that result from the acquisition, construction and development of oil and gas properties. We record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Accretion expense related to the asset retirement obligation and depletion expense related to capitalized asset retirement cost is included in cost of oil and gas producing activities on our consolidated statements of income and comprehensive income. At second quarter-end 2013, our asset retirement obligation was $1,468,000, which is included in other liabilities.
Note 15—Segment Information
In first quarter 2013, we changed our reportable segments to better reflect the underlying market fundamentals and operating strategy of our core business operations, real estate and oil and gas. With this change, we aggregated our fiber and water resource operating results in other natural resources. All prior period segment information has been reclassified to conform to the current year presentation.
We manage our operations through three segments: real estate, oil and gas and other natural resources. Real estate secures entitlements and develops infrastructure on our lands for single-family residential and mixed-use communities, and manages our undeveloped land, commercial and income producing properties, primarily a hotel and our multifamily investments. Oil and gas manages our owned mineral interests and leased from others and is an independent oil and gas exploration, development and production operation. Other natural resources manages our timber, recreational leases and water resource initiatives.

Assets allocated by segment are as follows:

	Second Quarter-End	Year-End
	2013	2012
	(In thousands)
Real estate	$569,442	$588,137
Oil and gas	256,669	227,061
Other natural resources	22,581	24,066
Assets not allocated to segments (a)	130,860	79,170
Total assets	$979,552	$918,434
  _________________________

(a)
Assets not allocated to segments at second quarter-end 2013 principally consist of cash and cash equivalents of $69,138,000 and a net deferred tax asset of $43,809,000. Assets not allocated to segments at year-end 2012 principally consist of a net deferred tax asset of $54,748,000 and cash and cash equivalents of $10,361,000.

We evaluate performance based on segment earnings (loss) before unallocated items and income taxes. Segment earnings (loss) consist of operating income, equity in earnings (loss) of unconsolidated ventures, gain on sales of assets, interest income on loans secured by real estate and net (income) loss attributable to noncontrolling interests. Items not allocated to our business segments consist of general and administrative expense, share-based compensation, gain on sale of strategic timberland, interest expense and other corporate non-operating income and expense. The accounting policies of the segments are the same as those described in the accounting policy note to the consolidated financial statements. Our revenues are derived from our U.S. operations and all of our assets are located in the U.S. In second quarter 2013, no single customer accounted for more than 10 percent of our total revenues.

Segment revenues and earnings are as follows:

	Second Quarter		First Six Months
	2013	2012	2013	2012
	(In thousands)
Revenues:
Real estate	$41,219	$26,647	$119,908	$44,569
Oil and gas	15,831	7,148	31,335	16,574
Other natural resources	3,029	1,517	6,307	2,261
Total revenues	$60,079	$35,312	$157,550	$63,404
Segment earnings:
Real estate	$8,104	$7,666	$27,550	$19,243
Oil and gas	4,243	5,005	9,370	12,133
Other natural resources	991	(458)	2,243	(1,321)
Total segment earnings	13,338	12,213	39,163	30,055
Items not allocated to segments (a)	(11,886)	(10,670)	(31,767)	(24,090)
Income before taxes attributable to Forestar Group Inc.	$1,452	$1,543	$7,396	$5,965
  _________________________

(a)	Items not allocated to segments consist of:

	Second Quarter		First Six Months
	2013	2012	2013	2012
	(In thousands)
General and administrative expense	$(5,329)	$(7,120)	$(10,287)	$(11,482)
Shared-based compensation expense	(1,460)	67	(11,875)	(5,164)
Interest expense	(5,122)	(3,664)	(9,661)	(7,555)
Other corporate non-operating income	25	47	56	111
	$(11,886)	$(10,670)	$(31,767)	$(24,090)
Note 16—Variable Interest Entities
At second quarter-end 2013, we are the primary beneficiary of one variable interest entity (VIE) that we consolidate. At second quarter-end 2013, our consolidated balance sheet includes no assets and $1,342,000 in liabilities related to this VIE. In first six months 2013, there were no contributions to this VIE.
Also at second quarter-end 2013, we are not the primary beneficiary of three VIEs that we account for using the equity method. The unrelated managing partners oversee day-to-day operations and guarantee some of the debt of the VIEs, and while we have certain rights regarding major decisions, we do not have the power to direct the activities that are most significant to the economic performance of the entities. Although some of the debt is guaranteed by the managing partners, we may under certain circumstances elect or be required to provide additional funds to these VIEs. At second quarter-end 2013, these three VIEs have total assets of $11,187,000, substantially all of which represent developed and undeveloped real estate, and total liabilities of $44,414,000, which includes $27,868,000 of borrowings classified as current maturities. These amounts are included in other ventures in the combined summarized balance sheet information for ventures accounted for using the equity method in Note 7 — Investment in Unconsolidated Ventures. At second quarter-end 2013, our investment in these VIEs is $140,000 and is included in investment in unconsolidated ventures. In first six months 2013, we contributed $74,000 to these VIEs. Our maximum exposure to loss related to these VIEs is estimated at $3,764,000, which exceeds our investment as we have a nominal general partner interest in all of these VIEs and could be held responsible for their liabilities. The maximum exposure to loss represents the maximum loss that we could be required to recognize assuming all the ventures’ assets (principally real estate) are worthless, without consideration of the probability of a loss or of any actions we may take to mitigate any such loss.

Note 17—Share-Based Compensation
Share-based compensation expense consists of:

	Second Quarter		First Six Months
	2013	2012	2013	2012
	(In thousands)
Cash-settled awards	$(972)	$(1,800)	$5,675	$282
Equity-settled awards	947	555	2,666	1,829
Restricted stock	61	508	456	1,122
Stock options	1,424	670	3,078	1,931
	$1,460	$(67)	$11,875	$5,164
Share-based compensation expense is included in:

	Second Quarter		First Six Months
	2013	2012	2013	2012
	(In thousands)
General and administrative expense	$501	$(371)	$6,013	$2,230
Other operating expense	959	304	5,862	2,934
	$1,460	$(67)	$11,875	$5,164
In first six months 2013, share-based compensation expense increased principally as result of a 16 percent increase in our stock price since year-end 2012, compared to a 15 percent decrease in our stock price in first six months 2012 as compared to year-end 2011, which impacted the value of vested cash-settled awards.
The fair value of awards granted to retirement eligible employees and expensed at the date of grant was $590,000 in first six months 2013 and $595,000 in first six months 2012. Unrecognized share-based compensation expense related to non-vested equity-settled awards, restricted stock and stock options is $10,950,000 at second quarter-end 2013. The weighted average period over which this amount will be recognized is estimated to be two years. We did not capitalize any share-based compensation in first six months 2013 or 2012.
In first six months 2013, we withheld 54,500 shares having a value of $1,027,000 for payroll taxes in connection with vesting of restricted stock awards and exercises of stock options. In first six months 2012, we withheld 71,100 shares having a value of $1,151,000 for payroll taxes in connection with vesting of restricted stock awards and exercises of stock options.
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

The following table summarizes the activity of cash-settled restricted stock unit awards in first six months 2013:

	Equivalent Units	Weighted Average Grant Date Fair Value
	(In thousands)	(Per unit)
Non-vested at beginning of period	350	$17.03
Granted	89	18.70
Vested	(199)	17.62
Forfeited	(2)	17.42
Non-vested at end of period	238	17.90
The following table summarizes the activity of cash-settled stock appreciation rights in first six months 2013:

	Rights Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (Current Value Less Exercise Price)
	(In thousands)	(Per share)	(In years)	(In thousands)
Balance at beginning of period	866	$11.38	6	$5,256
Granted	—	—
Exercised	(243)	10.27
Forfeited	—	—
Balance at end of period	623	11.81	6	5,140
Exercisable at end of period	575	11.31	6	5,033
The fair value of awards settled in cash was $6,694,000 in first six months 2013 and $4,710,000 in first six months 2012. At second quarter-end 2013, the fair value of vested cash-settled awards is $15,181,000 and is included in other liabilities. The aggregate current value of non-vested cash-settled awards is $4,874,000 at second quarter-end 2013 based on a quarter-end stock price of $20.06.
Equity-settled awards
Equity-settled awards granted to our employees include restricted stock units (RSU), which vest ratably over three years from the date of grant, market-leveraged stock units (MSU), which vest after three years from date of grant and performance stock units (PSU), which vest after approximately three years from date of grant if certain performance goals are met. Equity settled awards in the form of restricted stock units granted to our directors are fully vested at time of grant and issued upon retirement. The following table summarizes the activity of equity-settled awards in first six months 2013:

	Equivalent Units	Weighted Average Grant Date Fair Value
	(In thousands)	(Per share)
Non-vested at beginning of period	409	$18.99
Granted	254	19.38
Vested	(66)	16.39
Forfeited	(8)	17.34
Non-vested at end of period	589	19.47
In first six months 2013, we granted 136,000 MSU awards. These awards will be settled in common stock based upon our stock price performance over three years from the date of grant. The number of shares to be issued could range from a high of 204,000 shares if our stock price increases by 50 percent or more, to a low of 68,000 shares if our stock price decreases by 50 percent, or could be zero if our stock price decreases by more than 50 percent, the minimum threshold performance. MSU awards are valued using a Monte Carlo simulation pricing model, which includes expected stock price volatility and risk-free interest rate assumptions. Compensation expense is recognized regardless of achievement of performance conditions, provided the requisite service period is satisfied.

Unrecognized share-based compensation expense related to non-vested equity-settled awards is $6,090,000 at second quarter-end 2013. The weighted average period over which this amount will be recognized is estimated to be two years.
Restricted stock
Restricted stock awards vest either ratably over or after three years, generally if we achieve a minimum one percent annualized return on assets over such three-year period. The following table summarizes the activity of restricted stock awards in first six months 2013:

	Restricted Shares	Weighted Average Grant Date Fair Value
	(In thousands)	(Per share)
Non-vested at beginning of period	211	$16.95
Granted	—	—
Vested	(162)	17.80
Forfeited	—	—
Non-vested at end of period	49	14.18
Unrecognized share-based compensation expense related to non-vested restricted stock awards is $181,000 at second quarter-end 2013. The weighted average period over which this amount will be recognized is estimated to be two years.
Stock options
Stock options have a ten-year term, generally become exercisable ratably over four years and provide for accelerated or continued vesting upon retirement, death, disability or if there is a change in control. Options were granted with an exercise price equal to the market value of our stock on the date of grant. The following table summarizes the activity of stock option awards in first six months 2013:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (Current Value Less Exercise Price)
	(In thousands)	(Per share)	(In years)	(In thousands)
Balance at beginning of period	1,756	$20.53	7	$1,956
Granted	373	18.70
Exercised	(73)	15.85
Forfeited	(28)	26.62
Balance at end of period	2,028	20.27	7	4,762
Exercisable at end of period	1,137	22.38	6	2,556
We estimate the fair value of stock options using the Black-Scholes option pricing model and the following assumptions:

	First Six Months
	2013	2012
Expected dividend yield	—%	—%
Expected stock price volatility	66.8%	61.8%
Risk-free interest rate	1.4%	1.4%
Expected life of options (years)	6	6
Weighted average estimated fair value of options granted	$11.47	$9.32
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

Unrecognized share-based compensation expense related to non-vested stock options is $4,679,000 at second quarter-end 2013. The weighted average period over which this amount will be recognized is estimated to be three years.
Pre-Spin Awards
Certain of our employees participated in Temple-Inland’s share-based compensation plans. In conjunction with the 2007 spin-off, these awards were equitably adjusted into separate awards of the common stock of Temple-Inland and the spin-off entities.
Pre-Spin stock option awards to our employees to purchase our common stock have a ten-year term, generally become exercisable ratably over four years and provide for accelerated or continued vesting upon retirement, death, disability or if there is a change in control. At second quarter-end 2013, there were 62,000 awards outstanding and exercisable on our stock with a weighted average exercise price of $25.77, weighted average remaining term of three years and aggregate intrinsic value of $34,000.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2012 Annual Report on Form 10-K. Unless otherwise indicated, information is presented as of second quarter-end 2013, and references to acreage owned includes all acres owned by ventures regardless of our ownership interest in a venture.
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

Segment Reporting Change
In first quarter 2013, we strategically changed our reportable segments to better reflect the underlying market fundamentals and operating strategy of our core business operations, real estate and oil and gas. With this change, we aggregated our fiber and water resource operating results in other natural resources. All prior period segment information has been reclassified to conform to the current period presentation.

Results of Operations
A summary of our consolidated results by business segment follows:

	Second Quarter		First Six Months
	2013	2012	2013	2012
	(In thousands)
Revenues:
Real estate	$41,219	$26,647	$119,908	$44,569
Oil and gas	15,831	7,148	31,335	16,574
Other natural resources	3,029	1,517	6,307	2,261
Total revenues	$60,079	$35,312	$157,550	$63,404
Segment earnings:
Real estate	$8,104	$7,666	$27,550	$19,243
Oil and gas	4,243	5,005	9,370	12,133
Other natural resources	991	(458)	2,243	(1,321)
Total segment earnings	13,338	12,213	39,163	30,055
Items not allocated to segments:
General and administrative expense	(5,329)	(7,120)	(10,287)	(11,482)
Share-based compensation expense	(1,460)	67	(11,875)	(5,164)
Interest expense	(5,122)	(3,664)	(9,661)	(7,555)
Other corporate non-operating income	25	47	56	111
Income before taxes	1,452	1,543	7,396	5,965
Income tax expense	(911)	(732)	(2,904)	(2,352)
Net income attributable to Forestar Group Inc.	$541	$811	$4,492	$3,613

Significant aspects of our results of operations follow:
Second Quarter and First Six Months 2013

•
Second quarter 2013 real estate segment earnings increased primarily due to higher average prices for lots and commercial acres sold offset by lower lot sales volume and commercial acres sold in second quarter 2013 as compared with second quarter 2012. In addition, second quarter 2013 real estate segment earnings increased primarily due to sale of the remaining 440 undeveloped residential acres from a project in Florida for $3,536,000, which generated approximately $687,000 in segment earnings. First six months 2013 real estate segment earnings benefited from sale of Promesa, a 289-unit multifamily property we developed and sold in Austin, for $41,000,000, which generated approximately $10,881,000 in segment earnings. In addition, first six months 2013 segment earnings also benefited from increased residential lot sales activity, undeveloped land sales from our retail program and commercial tract sales.

•
Oil and gas segment earnings decreased principally due to lower oil and gas production volumes and lower average oil prices and reduced delay rental payments received related to royalties from our owned mineral interests. This decrease was partially offset by higher working interest production volume and earnings attributable to our exploration and production operations as result of our acquisition of Credo in third quarter 2012.

•	Other natural resources segment earnings benefited from higher levels of timber harvesting activity which was driven by increased customer demand.

•
Share-based compensation expense increased principally as result of a 16 percent increase in our stock price since year-end 2012, compared to a 15 percent decrease in our stock price in first six months 2012, which impacted the value of vested cash-settled awards.

Second Quarter and First Six Months 2012

•
Second quarter 2012 real estate segment earnings benefited principally from $3,401,000 gain from a consolidated venture's sale of 800 acres near Dallas and increased residential lot and commercial sales. First six months 2012 real estate segment earnings benefited principally from $11,675,000 gain from the sale of our 25 percent interest in Palisades West LLC for $32,095,000 and increased residential lot and commercial sales. These items are partially offset by decreased retail land sales volume.

•	Oil and gas segment earnings benefited from increased oil production volumes which was partially offset by decreased lease bonus activity and increased costs from additional personnel.

•
Second quarter and first six months 2012 general and administrative expense includes $2,461,000 in transaction costs to outside advisors related to entering into a definitive agreement to acquire Credo.

•
Second quarter 2012 share-based compensation expense related to cash-settled awards decreased as result of a decline in our stock price and the impact on vested cash-settled awards. In first six months 2012, the decline in our stock price and the impact on vested cash-settled awards was offset by expenses related to equity-settled awards granted in first quarter 2012.

Current Market Conditions
U.S. single-family residential market conditions continued to improve in first six months 2013, driven by a growing demand for homes and a tightening supply of homes available for sale. Housing demand has been fueled primarily by high housing affordability, largely due to relatively low mortgage rates, and increased consumer confidence. Inventories of unsold homes are at historically low levels in many areas. In addition, declining finished lot inventories and supply of developable raw land is increasing demand for our developed lots, principally in the major markets of Texas. However, persistently high unemployment levels, national and global economic weakness and uncertainty, a restrictive mortgage lending environment and the potential for more foreclosures continue to threaten a recovery in the housing market. Multifamily market conditions continue to be strong, with many markets experiencing healthy occupancy levels and positive rent growth. This improvement has been driven primarily by limited new construction activity, reduced single-family mortgage credit availability, and the increased propensity to rent among the 18 to 34 year old demographic of the U.S. population.
Oil prices have continued to strengthen over the last several months and generally have been stronger over the last two and one-half years. Natural gas prices are up over 50 percent from year ago levels, but are significantly lower than realized prices over the last decade.  The prolonged cold weather throughout the 2012 - 2013 heating season has taken working gas in storage below the midpoint of the five year average causing natural gas prices to recover from their lows of a year ago.  Exploration and development activity continues to be oil focused due to the premium price of oil over natural gas when comparing energy equivalency and due to the U.S. being net importers of crude oil while current estimates of domestic natural gas producing supplies are sufficient.
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
Real Estate
We own directly or through ventures over 133,000 acres of real estate located in ten states and 14 markets. Our real estate segment secures entitlements and develops infrastructure on our lands, primarily for single-family residential and mixed-use communities. We own approximately 100,000 acres in a broad area around Atlanta, Georgia, with the balance located primarily in Texas. We target investments principally in our strategic growth corridors, regions across the southern half of the United States that possess key demographic and growth characteristics that we believe make them attractive for long-term real estate investment. We own and manage our projects either directly or through ventures. Our real estate segment revenues are principally derived from the sales of residential single-family lots and tracts, undeveloped land and commercial real estate and from the operation of commercial and income producing properties, primarily a hotel at second quarter-end 2013, and multifamily properties we may develop and sell as a merchant builder.
A summary of our real estate results follows:

	Second Quarter		First Six Months
	2013	2012	2013	2012
	(In thousands)
Revenues	$41,219	$26,647	$119,908	$44,569
Cost of sales	(28,262)	(15,216)	(81,308)	(25,547)
Operating expenses	(7,709)	(8,243)	(14,681)	(15,787)
	5,248	3,188	23,919	3,235
Interest income primarily from loan secured by real estate	1,086	1,093	2,196	1,093
Gain on sale of assets	—	3,401	—	15,076
Equity in earnings of unconsolidated ventures	2,427	644	3,183	1,194
Less: Net income attributable to noncontrolling interests	(657)	(660)	(1,748)	(1,355)
Segment earnings	$8,104	$7,666	$27,550	$19,243
In first six months 2013, cost of sales includes $29,707,000 in carrying value related to Promesa, a 289-unit multifamily property we developed as a merchant builder and sold. In addition, in second quarter and first six months 2013, cost of sales include $11,460,000 and $17,606,000 related to multifamily construction contract costs we incurred as general contractor and paid to subcontractors associated with our development of two multifamily venture properties. Interest income principally represents earnings from a loan we hold which is secured by a mixed-use real estate community in Houston.
In second quarter and first six months 2012, gain on sale of assets includes $3,401,000 from a consolidated venture’s sale of 800 acres near Dallas. In addition, in first six months 2012, gain on sale of assets includes $11,675,000 from the sale of our 25 percent interest in Palisades West LLC for $32,095,000.
Revenues in our owned and consolidated ventures consist of:

	Second Quarter		First Six Months
	2013	2012	2013	2012
	(In thousands)
Residential real estate	$18,348	$14,830	$37,450	$23,328
Commercial real estate	2,187	1,765	3,438	1,765
Undeveloped land	2,578	2,581	5,287	3,314
Commercial and Income producing properties	17,861	7,298	72,032	14,576
Other	245	173	1,701	1,586
Total revenues	$41,219	$26,647	$119,908	$44,569

Residential real estate revenues principally consist of the sale of single-family lots to national, regional and local homebuilders. Although lot sales volume decreased in second quarter 2013 compared with second quarter 2012, revenues were up due to higher average price per lot sold. In addition, we sold the remaining 440 undeveloped residential tract acres from a project in Florida for $3,536,000. In first six months 2013, residential real estate revenues increased principally as a result of increased lot sales volume due to demand for finished lot inventory by homebuilders in markets where supply has diminished.
Market conditions for undeveloped land sales under our retail sales program remain challenging due to limited credit availability, and alternate investment options to buyers in the market. However, in first six months 2013, undeveloped land sales increased as compared to first six months 2012. We sold 1,919 acres for $5,287,000 or approximately $2,800 per acre, generating approximately $4,118,000 in segment earnings.
In first six months 2013, commercial and income producing properties revenue increased primarily as result of selling Promesa, a 289-unit multifamily property in Austin which we developed as a merchant builder and operated until the sale. As a result, we recognized segment earnings of $10,881,000 related to this sale, for $41,000,000. In addition, income producing properties revenue increased as a result of construction revenues of $17,606,000 associated with our multifamily guaranteed maximum price construction contracts as general contractor. We are reimbursed for costs paid to subcontractors plus earn a development and construction fee on certain projects, both of which are included in income producing properties revenue. In second quarter 2013, we entered into a $27,900,000 maximum price construction contract with a third-party general contractor for construction of a 354-unit multifamily property near Dallas. Construction on this multifamily development site began in June 2013. Following second quarter-end 2013, we obtained a senior secured construction loan in the amount of $24,357,000 to finance approximately 70 percent of the total development cost. Revenues also increased as a result of higher revenue per available room from our 413 guest room hotel in Austin compared with first six months 2012.
Units sold in our owned and consolidated ventures consist of:

	Second Quarter		First Six Months
	2013	2012	2013	2012
Residential real estate:
Lots sold	259	345	614	482
Revenue per lot sold	$57,154	$42,725	$54,440	$48,210
Commercial real estate:
Acres sold	32	38	35	38
Revenue per acre sold	$74,166	$47,040	$100,311	$47,040
Undeveloped land:
Acres sold	1,000	933	1,919	1,253
Revenue per acre sold	$2,576	$2,765	$2,755	$2,645
Operating expenses consist of:

	Second Quarter		First Six Months
	2013	2012	2013	2012
	(In thousands)
Employee compensation and benefits	$1,902	$1,929	$3,274	$4,054
Property taxes	2,049	2,398	4,045	4,341
Professional services	956	821	2,126	2,078
Depreciation and amortization	713	1,103	1,742	2,150
Other	2,089	1,992	3,494	3,164
Total operating expenses	$7,709	$8,243	$14,681	$15,787

Information about our real estate projects and our real estate ventures follows:

	Second Quarter-End
	2013	2012
Owned and consolidated ventures:
Entitled, developed and under development projects
Number of projects	65	65
Residential lots remaining	19,681	19,979
Commercial acres remaining	2,019	2,085
Undeveloped land and land in the entitlement process
Number of projects	14	16
Acres in entitlement process	25,980	27,590
Acres undeveloped	87,714	95,901
Ventures accounted for using the equity method:
Ventures’ lot sales (for first six months)
Lots sold	192	230
Average price per lot sold	$54,407	$47,568
Ventures’ entitled, developed and under development projects
Number of projects	7	7
Residential lots remaining	3,495	3,954
Commercial acres sold (for first six months)	2	—
Average price per acre sold	$652,886	$—
Commercial acres remaining	306	333
Ventures’ undeveloped land and land in the entitlement process
Acres sold (for first six months)	42	135
Average price per acre sold	$2,650	$2,600
Acres undeveloped	5,613	5,655
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
Our net investment in owned and consolidated real estate by geographic location follows:

State	Entitled, Developed, and Under Development Projects	Undeveloped Land and Land in Entitlement Process	Commercial and Income Producing Properties	Total
	(In thousands)
Texas	$305,724	$9,042	$27,467	$342,233
Georgia	23,444	57,000	—	80,444
California	8,915	16,070	—	24,985
Colorado	21,150	—	—	21,150
Tennessee	7,288	—	11,862	19,150
Other	2,991	1,522	6,008	10,521
Total	$369,512	$83,634	$45,337	$498,483

Oil and Gas
Our oil and gas segment is focused on the exploration, development and production of oil and gas on our mineral and leasehold interests.
We lease portions of our 590,000 owned net mineral acres located principally in Texas, Louisiana, Georgia and Alabama to other oil and gas companies in return for a lease bonus, delay rentals, a royalty interest, and we may negotiate an option to participate in oil and gas exploration and development or we may elect to drill on our acreage ourselves as an operator. At second quarter-end 2013, we have about 30,000 net acres under lease to others that have expiration dates and about 36,000 net acres leased that are held by production related to our owned mineral interests.
In addition, we have approximately 218,000 net mineral acres leased from others principally located in Nebraska and Kansas primarily targeting the Lansing-Kansas City formation, in the Texas Panhandle primarily targeting the Tonkawa and Cleveland formations, and in North Dakota primarily targeting the Bakken and Three Forks formations. With the acquisition of Credo in third quarter 2012, we are now an independent oil and gas exploration, development and production company. Our leasehold interests include 33,000 net acres held by production and 440 gross oil and gas wells with working interest ownership, of which 149 are operated by us. These leasehold interests include about 7,000 net mineral acres in North Dakota currently focused on the Bakken and Three Forks formations.
Drilling and Other Exploration and Development Activities
In first six months 2013, we participated in approximately 18 gross Bakken or Three Forks wells (in which we own an approximate 5 percent average working interest) in North Dakota with ten wells in a producing status and eight wells in the completion stage. We anticipate drilling activity in the Bakken and Three Forks formations to accelerate in the second half of 2013. In addition, in first six months 2013, we participated in 36 gross wells in Nebraska and Kansas (in which we own an approximate 59 percent average working interest) and operated 25 of these wells. In first six months 2013, we participated in a total of 39 new gross wells, of which 31 were productive and eight in North Dakota were in the completion stage at second quarter-end 2013. At second quarter-end 2013, there were 983 gross productive wells of which 543 were operated by others on our owned mineral acres and 440 gross wells were attributable to our exploration and production operations, of which 149 were operated by us.
In first six months 2013, we acquired leasehold interests in over 55,000 net mineral acres in new and existing projects, principally in Nebraska and Kansas. Also, leasehold interests of approximately 10,300 net mineral acres expired in first six months 2013.
For the full year 2013, we plan to drill or participate as a non-operator in approximately 178 gross wells (58 net). Regional allocation of our capital expenditures incurred for drilling and completion activity in first six months 2013 as compared to our 2013 annual drilling and completion capital expenditure budget is shown below:

	Drilling and Completion Expenditures
	First Six Months	Annual Budget
	2013	2013
	(In thousands)
Bakken and Three Forks formations of North Dakota	$12,580	$43,700
Lansing - Kansas City formation of Nebraska and Kansas	6,569	14,500
Other formations principally in Texas and Oklahoma	4,558	14,300
	$23,707	$72,500
Our 2013 capital expenditure budget is subject to various conditions, including third-party operator drilling plans, oilfield services and equipment availability, commodity price fluctuations and drilling results. Although a portion of our capital expenditure budget is allocated to acquiring additional leasehold interests, if we decide to pursue significant leasehold acquisitions that were not contemplated during our capital budgeting process, it may require us to adjust our budget. Other factors that could cause us to adjust our budget include commodity prices fluctuations, service or material costs, opportunities, changes in conditions, or the performance of wells. We will continue to assess the natural gas and oil price environment along with our liquidity position and may increase or decrease our capital expenditure budget for exploration, development, or acquisition opportunities accordingly.
In February 2013, we issued $125,000,000 in convertible notes due 2020. Net proceeds from the offering were used to repay $68,000,000 under our revolving line of credit, and we intend to use the remaining net proceeds for general corporate purposes, including investments in oil and gas exploration, development, and acquisition activities, and real estate acquisition and development. Going forward, we anticipate funding most of our capital requirements for our exploration and development activities, excluding any significant oil and gas property acquisitions, with cash generated from operations and, if necessary, borrowings under our revolving credit facility. We budget these capital and exploration expenditures annually based on our current expectation for future commodity prices and projected cash flows for the year.
A summary of our oil and gas results follows:

	Second Quarter		First Six Months
	2013	2012	2013	2012
	(In thousands)
Revenues	$15,831	$7,148	$31,335	$16,574
Cost of oil and gas producing activities	(8,838)	(812)	(16,672)	(1,725)
Operating expenses	(2,880)	(1,451)	(5,570)	(3,004)
	4,113	4,885	9,093	11,845
Equity in earnings of unconsolidated ventures	130	120	277	288
Segment earnings	$4,243	$5,005	$9,370	$12,133
In second quarter and first six months 2013, results include $11,460,000 and $21,080,000 in revenues and $2,435,000 and $4,085,000 in segment earnings associated with the operations of Credo, which we acquired in third quarter 2012.
Revenues consist of:

	Second Quarter		First Six Months
	2013	2012	2013	2012
	(In thousands)
Oil production (a)	$14,188	$5,825	$27,376	$12,577
Gas production	1,455	808	3,184	1,998
Other	188	515	775	1,999
Total revenues	$15,831	$7,148	$31,335	$16,574
 _________________________

(a)	Oil production includes revenues from oil, condensate and natural gas liquids (NGLs).
In second quarter 2013, excluding production revenues attributed to exploration and production operations from our acquisition of Credo, oil and gas production revenues decreased principally as a result of lower production volumes associated with royalties from our owned mineral interests. Decreased oil production volume negatively impacted revenues by $1,894,000 and decreased oil prices negatively impacted revenues by $571,000. Decreased natural gas production volume negatively impacted revenues by $191,000, offset by increased natural gas prices improving revenues by $204,000 as compared with second quarter 2012.
In first six months 2013, excluding production revenues attributed to exploration and production operations from our acquisition of Credo, oil and gas production revenues decreased principally as a result of lower production volumes associated with royalties from our owned mineral interests. Decreased oil production volume negatively impacted revenues by $3,650,000 and decreased oil prices negatively impacted revenues by $1,206,000. Natural gas production volume decreased which negatively impacted revenues by $395,000, offset by increased natural gas prices positively impacted revenues by $157,000 as compared with first six months 2012.
In first six months 2013, other revenues includes $464,000 in delay rental payments received from others associated with royalties from our owned mineral interests principally related to extending the lease term on approximately 1,500 net mineral acres. In first six months 2012, other revenues included $1,562,000 in delay rental payments received from others associated with royalties from our owned mineral interests principally related to extending the lease term on approximately 5,600 net mineral acres.

Cost of oil and gas producing activities consists of:

	Second Quarter		First Six Months
	2013	2012	2013	2012
	(In thousands)
Depreciation, depletion and amortization	$4,328	$88	$7,891	$199
Production costs	2,354	700	5,152	1,385
Exploration costs	2,103	24	3,411	141
Other	53	—	218	—
Total cost of oil and gas producing activities	$8,838	$812	$16,672	$1,725
In second quarter and first six months 2013, cost of oil and gas producing activities increased by $7,798,000 and $14,818,000, as result of our acquisition of Credo and operating as an independent exploration, development and production company. Depreciation, depletion and amortization represent the non-cash cost of producing oil and gas associated with our working interests and is computed based on the units of production method. Production costs principally represent our share of production severance taxes related to both our royalty and working interests and lease operating expenses associated with producing working interest wells. Exploration costs principally represent exploratory dry hole costs, geological and geophysical and seismic study costs.

Oil and gas produced and average unit prices related to our royalty and working interests follows:

	Second Quarter		First Six Months
	2013	2012	2013	2012
Consolidated entities:
Oil production (barrels)	165,800	61,600	313,700	130,700
Average price per barrel	$85.55	$94.64	$87.26	$96.19
Natural gas production (millions of cubic feet)	447.5	338.3	971.1	700.5
Average price per thousand cubic feet	$3.25	$2.39	$3.28	$2.85
Our share of ventures accounted for using the equity method:
Natural gas production (millions of cubic feet)	57.8	82.1	128.0	172.2
Average price per thousand cubic feet	$3.23	$2.01	$3.13	$2.52
Total consolidated and our share of equity method ventures:
Oil production (barrels)	165,800	61,600	313,700	130,700
Average price per barrel	$85.55	$94.64	$87.26	$96.19
Natural gas production (millions of cubic feet)	505.3	420.4	1,099.1	872.7
Average price per thousand cubic feet	$3.25	$2.31	$3.26	$2.79
Total BOE (barrel of oil equivalent) (a)	250,100	131,600	496,900	276,200
Average price per barrel of oil equivalent	$63.30	$51.65	$62.31	$54.34
 _________________________

(a)	Natural gas is converted to barrels of oil equivalent (BOE) using a conversion of six Mcf to one barrel of oil.
In second quarter and first six months 2013, operations acquired with Credo produced 155,800 BOE at an average price of $73.54 per BOE and 289,100 BOE at an average price of $72.91 per BOE.

Operating expenses consist of:

	Second Quarter		First Six Months
	2013	2012	2013	2012
	(In thousands)
Employee compensation and benefits	$1,761	$851	$3,630	$1,758
Professional and consulting services	202	57	460	133
Depreciation and amortization	365	107	524	212
Property taxes	104	79	186	150
Other	448	357	770	751
Total operating expenses	$2,880	$1,451	$5,570	$3,004
In second quarter and first six months 2013, total operating expenses include approximately $1,227,000 and $2,176,000 related to the operations acquired with Credo, of which approximately $891,000 and $1,714,000 are included in employee compensation and benefits.
Other Natural Resources
Our other natural resources segment manages our timber holdings, recreational leases and water resource initiatives. We have about 119,000 real estate acres we own directly or through ventures, primarily in Georgia, with timber, and about 17,000 acres of timber under lease. Our other natural resources segment revenues are principally derived from the sales of wood fiber from our land and leases for recreational uses. We have water interests in approximately 1,550,000 acres, including a 45 percent nonparticipating royalty interest in groundwater produced or withdrawn for commercial purposes or sold from 1,400,000 acres in Texas, Louisiana, Georgia and Alabama and approximately 20,000 acres of ground water leases in central Texas. We have not received significant revenue or earnings from these interests.

A summary of our other natural resources results follows:

	Second Quarter		First Six Months
	2013	2012	2013	2012
	(In thousands)
Revenues	$3,029	$1,517	$6,307	$2,261
Cost of sales	(516)	(536)	(1,208)	(1,126)
Operating expenses	(1,531)	(1,443)	(2,875)	(2,700)
	982	(462)	2,224	(1,565)
Gain on sale of assets, primarily timber termination	—	—	—	234
Equity in earnings of unconsolidated ventures	9	4	19	10
Segment earnings	$991	$(458)	$2,243	$(1,321)
Cost of sales principally includes non-cash cost of timber cut and sold and delay rental payments paid to others related to groundwater leases in central Texas.
Revenues consist of:

	Second Quarter		First Six Months
	2013	2012	2013	2012
	(In thousands)
Fiber	$2,711	$1,232	$5,700	$1,566
Recreational leases and other	318	285	607	695
Total revenues	$3,029	$1,517	$6,307	$2,261

Fiber sold consists of:

	Second Quarter		First Six Months
	2013	2012	2013	2012
Pulpwood tons sold	128,100	80,800	248,700	105,200
Average pulpwood price per ton	$10.84	$9.24	$11.26	$9.46
Sawtimber tons sold	56,900	24,900	127,800	29,300
Average sawtimber price per ton	$23.87	$19.46	$23.04	$19.47
Total tons sold	185,000	105,700	376,500	134,500
Average price per ton	$14.85	$11.66	$15.26	$11.64
In second quarter and first six months 2013, total fiber tons sold increased principally due to higher harvest activity driven by increased customer demand. The majority of our fiber sales were to International Paper at market prices.
Information about our recreational leases follows:

	Second Quarter		First Six Months
	2013	2012	2013	2012
Average recreational acres leased	121,800	131,800	122,200	131,400
Average price per leased acre	$9.29	$8.84	$9.29	$8.82
Operating expenses consist of:

	Second Quarter		First Six Months
	2013	2012	2013	2012
	(In thousands)
Professional and consulting services	$843	$846	$1,550	$1,530
Employee compensation and benefits	402	395	844	770
Facility and long-term timber lease costs	116	128	195	248
Other	170	74	286	152
Total operating expenses	$1,531	$1,443	$2,875	$2,700

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
General and administrative expenses consist of:

	Second Quarter		First Six Months
	2013	2012	2013	2012
	(In thousands)
Employee compensation and benefits	$1,964	$1,770	$4,100	$3,346
Professional services	911	3,123	1,748	3,965
Depreciation and amortization	218	274	442	573
Insurance costs	245	242	447	511
Facility costs	237	180	437	378
Other	1,754	1,531	3,113	2,709
Total general and administrative expenses	$5,329	$7,120	$10,287	$11,482
Second quarter and first six months 2012 professional services includes $2,461,000 in transaction costs to outside advisors related to the acquisition of Credo.

Income Taxes
Our effective tax rate was 43 percent in second quarter 2013 and 32 percent in first six months 2013, which includes a 4 percent benefit for noncontrolling interests. The increase in second quarter 2013 effective tax rate compared with first quarter 2013 effective tax rate of 28 percent is primarily due to a decrease in the benefit for noncontrolling interests. Our effective tax rate was 33 percent in second quarter 2012 and 32 percent in first six months 2012, which included a 3 percent benefit for noncontrolling interests. In addition, 2013 and 2012 effective tax rates include the effect of state income taxes, nondeductible items and benefits of percentage depletion.
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
Capital Resources and Liquidity
Sources and Uses of Cash
We operate in cyclical industries and our cash flows fluctuate accordingly. Our principal cash requirements are for the acquisition and development of real estate and investment in oil and gas leasing and exploration and production activities, either directly or indirectly through ventures, taxes, interest and compensation. Our principal sources of cash are proceeds from the sale of real estate and timber, the cash flow from oil and gas and income producing properties, borrowings, and reimbursements from utility and improvement districts. Operating cash flows are affected by the timing of the payment of real estate development expenditures and the collection of proceeds from the eventual sale of the real estate, the timing of which can vary substantially depending on many factors including the size of the project, state and local permitting requirements and availability of utilities, and by the timing of oil and gas leasing and production activities. Working capital varies based on a variety of factors, including the timing of sales of real estate and timber, oil and gas leasing and production activities, collection of receivables, reimbursement from utility and improvement districts and the payment of payables and expenses.
Cash Flows from Operating Activities
Cash flows from our real estate development activities, undeveloped land sales, commercial and income producing properties, timber sales, oil and gas properties, recreational leases and reimbursements from utility and improvement districts are classified as operating cash flows.
In first six months 2013, net cash provided by operating activities was $34,873,000 principally as result of selling Promesa, a 289-unit multifamily property we developed and sold for $41,000,000, generating net proceeds to us of $21,522,000. Real estate cost of sales, which include $29,707,000 in carrying value related to the sale of Promesa, exceeded expenditures for real estate development and acquisition expenditures, which includes the acquisition of one community development site in Nashville for $6,841,000. In first six months 2012, net cash (used for) operating activities was ($10,820,000) as expenditures for real estate development and acquisitions exceeded non-cash real estate cost of sales, principally as result of acquiring real estate assets from CL Realty and Temco for $47,000,000. Subsequent to closing of this acquisition, we received $23,370,000 from the ventures, representing our pro-rata share of distributable cash. Also, we invested an additional $14,341,000 in a 289-unit multifamily property currently under construction in Austin and we paid $10,895,000 in federal and state taxes, net of refunds. We received $24,294,000 in net proceeds from a consolidated venture's sale of 800 acres in Dallas and $10,934,000 in reimbursements from two new multifamily ventures which represents our venture partners' pro-rata share of the costs.

Cash Flows from Investing Activities
Capital contributions to and capital distributions from unconsolidated ventures and investment in oil and gas properties and equipment are classified as investing activities. In addition, proceeds from the sale of property and equipment, software costs and expenditures related to reforestation activities are also classified as investing activities.
In first six months 2013, net cash (used in) investing activities was ($35,065,000) principally due to our investment of $32,286,000 in oil and gas properties and equipment associated with our exploration and production operations. In addition, we invested $3,357,000 in property and equipment, software and reforestation of which $2,082,000 is related to capital expenditures on our 413 guest room hotel in Austin. In first six months 2012, net cash provided by investing activities was $27,796,000 principally due to proceeds from the sale of our 25 percent interest in Palisades West LLC for $32,095,000. In addition, we invested $2,264,000 in oil and natural gas properties and equipment associated with our non-operating working interests and $1,341,000 in property and equipment, software and reforestation and $694,000 in net contributions to unconsolidated ventures.

Cash Flows from Financing Activities
In first six months 2013, net cash provided by financing activities was $58,969,000 principally due to net proceeds of $121,250,000 from the issuance of our 3.75% convertible senior notes partially offset by debt repayments of $93,390,000, of which $68,000,000 is related to payoff of debt outstanding under our revolving line of credit and $18,902,000 is related to paying off the loan associated with Promesa. We plan to use the remaining net proceeds from the issuance of our convertible senior notes for general corporate purposes, including investments in oil and gas exploration and drilling and real estate acquisition and development. In first six months 2012, net cash provided by financing activities was $10,215,000, primarily due to net increase in our borrowings of $11,347,000 to fund our development activities.
Senior Secured Credit Facility
At second quarter-end 2013, our senior secured credit facility provides for a $200,000,000 term loan maturing September 14, 2017 and a $200,000,000 revolving line of credit maturing September 14, 2015 (with one-year extension option). The term loan and the revolving line of credit may be prepaid at any time without penalty. The revolving line of credit includes a $100,000,000 sublimit for letters of credit, of which $3,064,000 is outstanding at second quarter-end 2013. Total borrowings under our senior secured credit facility (including the face amount of letters of credit) may not exceed a borrowing base formula.
At second quarter-end 2013, net unused borrowing capacity under our senior secured credit facility is calculated as follows:

Senior Credit Facility
(In thousands)
Borrowing base availability	$400,000
Less: borrowings	(200,000)
Less: letters of credit	(3,064)
Unused borrowing capacity	$196,936
Our unused borrowing capacity in second quarter 2013 ranged from a high of $196,936,000 to a low of $182,950,000. This facility is used primarily to fund our operating cash needs, which fluctuate due to timing of residential and commercial real estate sales, undeveloped land sales, oil and gas leasing and production activities and mineral lease bonus payments received, timber sales, reimbursements from utility and improvement districts, payment of payables and expenses and capital expenditures.
Our senior secured credit facility and other debt agreements contain financial covenants customary for such agreements including minimum levels of interest coverage and limitations on leverage. At second quarter-end 2013, we were in compliance with the financial covenants of these agreements.
The following table details our compliance with the financial covenants calculated as provided in the senior credit facility:

	Requirement	Second Quarter-End 2013
Financial Covenant
Interest Coverage Ratio (a)	≥1.50:1.0	5.74:1.0
Revenues/Capital Expenditures Ratio (b)	≥1.00:1.0	3.32:1.0
Total Leverage Ratio (c)	≤40%	35.4%
Net Worth (d)	> $451.9 million	$518.9 million
Collateral Value to Loan Commitment Ratio (e)	≥1.50:1.0	1.90:1.0
 ___________________________________

(a)
Calculated as EBITDA (earnings before interest, taxes, depreciation, depletion and amortization), plus non-cash compensation expense, plus other non-cash expenses, divided by interest expense excluding loan fees. This covenant is applied at the end of each quarter on a rolling four quarter basis.

(b)
Calculated as total gross revenues (excluding revenues attributable to the Credo Entities), plus our pro rata share of the operating revenues from unconsolidated ventures, divided by capital expenditures. Capital expenditures are defined as consolidated development and acquisition expenditures plus our pro rata share of unconsolidated ventures’

development and acquisition expenditures, and excludes investments related to Credo. This covenant is applied at the end of each quarter on a rolling four quarter basis.

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

(d)
Calculated as the amount by which consolidated total assets (excluding Credo acquisition goodwill over $50,000,000) exceeds consolidated total liabilities. At second quarter-end 2013, the requirement is $451,893,000 computed as: $451,487,000 plus 85 percent of the aggregate net proceeds received by us from any equity offering, plus 75 percent of all positive net income, on a cumulative basis. This covenant is applied at the end of each quarter.

(e)
Calculated as the total collateral value of timberland, high value timberland and our minerals business, raw entitled land that is part of mortgaged property, Credo asset value, SIDR reimbursements value and Cibolo Resort SIDHT value divided by total aggregate loan commitment. This covenant is applied at the end of each quarter.

To make additional investments, acquisitions, or distributions, we must maintain available liquidity equal to 10 percent of the aggregate commitments in place. At second quarter-end 2013, the minimum liquidity requirement was $40,000,000, compared with $262,305,000 in actual available liquidity based on the unused borrowing capacity under our senior secured credit facility plus unrestricted cash and cash equivalents. The failure to maintain such minimum liquidity does not constitute a default or event of default of our senior secured credit facility. In addition, we may elect to make distributions so long as the total leverage ratio is less than 30 percent, the interest coverage is greater than 3.0:1.0, the revenues / capital expenditures ratio exceeds 1.5:1.0, and available liquidity is not less than $125,000,000. At second quarter-end 2013, our total leverage ratio exceeded 30 percent and as a result we are prohibited from making distributions until the above conditions are satisfied.
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
Contractual Obligations and Off-Balance Sheet Arrangements
In 2012, CJUF III RH Holdings, an equity method venture in which we own a 25 percent interest, obtained a senior secured construction loan in the amount of $23,936,000 to develop a 257-unit multifamily property in downtown Austin. The outstanding balance at second quarter-end 2013 was $8,829,000. We have a construction completion guaranty, a repayment guaranty for 20 percent of the principal balance and unpaid accrued interest, and a standard non-recourse carve-out guaranty. The repayment guaranty will reduce from 20 percent to 0 percent upon achievement of certain conditions.
In 2012, FMF Peakview, an equity method venture in which we own a 20 percent interest, obtained a senior secured construction loan in the amount of $31,550,000 to develop a 304-unit multifamily property in Denver. The outstanding balance at second quarter-end 2013 was $4,752,000. We have a construction completion guaranty, a repayment guaranty for 25 percent of the principal and unpaid accrued interest, and a standard non-recourse carve-out guaranty.
We have provided performance bonds and letters of credit on behalf of certain ventures that could be drawn on due to failure to satisfy construction obligations as general contractor or for failure to timely deliver streets and utilities in accordance with local codes and ordinances. At second quarter-end 2013, we have $26,630,000 outstanding, of which $26,577,000 is related to the development and construction of a 257-unit multifamily property in Austin estimated to be completed in May 2014.

Cibolo Canyons—San Antonio, Texas
Cibolo Canyons consists of the JW Marriott ® San Antonio Hill Country Resort & Spa development owned by third parties and a mixed-use development we own. We have $78,326,000 invested in Cibolo Canyons at second quarter-end 2013.
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
In second quarter 2013, we received $1,800,000 in reimbursements from the SID. Since inception, we have received $12,556,000 in reimbursements and have accounted for this as a reduction of our investment. At second quarter-end 2013, we have $30,717,000 invested in the resort development.
Mixed-Use Development
The mixed-use development we own consists of 2,100 acres planned to include approximately 1,475 residential lots and 150 commercial acres designated for multifamily and retail uses, of which 766 lots and 96 commercial acres have been sold through second quarter-end 2013.
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
Through second quarter-end 2013, we have submitted and received approval for reimbursement of approximately $57,322,000 of infrastructure costs and have received reimbursements totaling $23,070,000. In second quarter 2013, we did not receive any reimbursements from the SID. At second quarter-end 2013, we have $34,252,000 in approved and pending reimbursements, excluding interest. At second quarter-end 2013, we have $47,609,000 invested in the mixed-use development.
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

Statistical and Other Data
A summary of our real estate projects in the entitlement process (a) at second quarter-end 2013 follows:

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
 _________________________

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
A summary of activity within our projects in the development process, which includes entitled (a), developed and under development real estate projects, at second quarter-end 2013 follows:

			Residential Lots (c)		Commercial Acres (d)
Project	County	Interest Owned (b)	Lots Sold Since Inception	Lots Remaining	Acres Sold Since Inception	Acres Remaining (f)
Projects we own
California
San Joaquin River	Contra Costa/Sacramento	100%	—	—	—	288
Colorado
Buffalo Highlands	Weld	100%	—	164	—	—
Johnstown Farms	Weld	100%	170	436	2	7
Pinery West	Douglas	100%	—	—	20	91
Stonebraker	Weld	100%	—	603	—	—
Tennessee
Azalea Park	Hays	100%	—	173	—	—
Texas
Arrowhead Ranch	Hays	100%	—	387	—	6

			Residential Lots (c)		Commercial Acres (d)
Project	County	Interest Owned (b)	Lots Sold Since Inception	Lots Remaining	Acres Sold Since Inception	Acres Remaining (f)
Bar C Ranch	Tarrant	100%	292	813	—	—
Barrington Kingwood	Harris	100%	75	105	—	—
Cibolo Canyons	Bexar	100%	766	709	96	54
Harbor Lakes	Hood	100%	208	241	2	19
Hunter’s Crossing	Bastrop	100%	423	67	38	71
La Conterra	Williamson	100%	132	369	—	58
Lakes of Prosper	Collin	100%	5	280	—	—
Maxwell Creek	Collin	100%	839	160	10	—
Oak Creek Estates	Comal	100%	142	505	13	—
Stoney Creek	Dallas	100%	149	605	—	—
Summer Creek Ranch	Tarrant	100%	842	432	35	44
Summer Lakes	Fort Bend	100%	491	639	56	—
Summer Park	Fort Bend	100%	—	198	28	62
The Colony	Bastrop	100%	445	704	22	31
The Preserve at Pecan Creek	Denton	100%	429	365	—	7
Village Park	Collin	100%	536	220	3	2
Westside at Buttercup Creek	Williamson	100%	1,435	61	66	—
Other projects (10)	Various	100%	2,100	156	218	36
Georgia
Seven Hills	Paulding	100%	682	408	26	113
The Villages at Burt Creek	Dawson	100%	—	1,715	—	57
Towne West	Bartow	100%	—	2,674	—	121
Other projects (17)	Various	100%	76	3,017	—	705
Florida
Other projects (2)	Various	100%	301	—	—	—
Missouri and Utah
Other projects (2)	Various	100%	500	54	—	—
			11,038	16,260	635	1,772

			Residential Lots (c)		Commercial Acres (d)
Project	County	Interest Owned (b)	Lots Sold Since Inception	Lots Remaining	Acres Sold Since Inception	Acres Remaining (f)
Projects in entities we consolidate
Texas
City Park	Harris	75%	1,239	72	50	115
Lantana(e)	Denton	55%	812	1,314	9	3
Timber Creek	Collin	88%	—	614	—	—
Willow Creek Farms II	Waller/Fort Bend	90%	62	169	—	—
Other projects (2)	Various	Various	7	200	—	129
Georgia
The Georgian	Paulding	75%	289	1,052	—	—
			2,409	3,421	59	247
Total owned and consolidated			13,447	19,681	694	2,019
Projects in ventures that we account for using the equity method
Texas
Entrada	Travis	50%	—	821	—	—
Fannin Farms West	Tarrant	50%	324	24	—	12
Harper’s Preserve	Montgomery	50%	281	1,412	—	59
Lantana(e)	Denton	Various	1,163	62	16	42
Long Meadow Farms	Fort Bend	37%	1,057	745	121	178
Southern Trails	Brazoria	80%	629	362	—	—
Stonewall Estates	Bexar	50%	317	69	—	—
Other projects (1)	Nueces	50%	—	—	—	15
Total in ventures			3,771	3,495	137	306
Combined total			17,218	23,176	831	2,325
 _________________________

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

(e)
The Lantana project consists of a series of 23 partnerships in which our voting interests range from 25 percent to 55 percent. We account for two of these partnerships using the equity method and we consolidate the remaining partnerships.

(f)	Excludes acres associated with commercial and income producing properties.

A summary of our significant commercial and income producing properties at second quarter-end 2013 follows:

Project	County	Market	Interest Owned (a)	Type	Acres	Description
Radisson Hotel	Travis	Austin	100%	Hotel	2	413 guest rooms and suites
Eleven (b)	Travis	Austin	25%	Multifamily	3	257-unit luxury apartment
360° (b)	Arapahoe	Denver	20%	Multifamily	4	304-unit luxury apartment
Midtown Cedar Hill (b)	Dallas	Dallas	100%	Multifamily	13	354-unit luxury apartment
 _________________________

(a)	Interest owned reflects our total interest in the project, whether owned directly or indirectly.

(b)	Construction in progress.
Oil and Gas Owned Mineral Interests
A summary of our oil and gas owned mineral interests(a) at second quarter-end 2013 follows:

State	Unleased	Leased (b)	Held By Production (c)	Total (d)
		(Net acres)
Texas	213,000	12,000	27,000	252,000
Louisiana	117,000	18,000	9,000	144,000
Georgia	152,000	—	—	152,000
Alabama	40,000	—	—	40,000
California	1,000	—	—	1,000
Indiana	1,000	—	—	1,000
	524,000	30,000	36,000	590,000
 _________________________

(a)	Includes ventures.

(b)
Includes leases in primary lease term or for which a delay rental payment has been received. In the ordinary course of business, leases covering a significant portion of leased net mineral acres may expire from time to time in a single reporting period.

(c)	Acres being held by production are producing oil or natural gas in paying quantities.

(d)
Texas, Louisiana, California and Indiana net acres are calculated as the gross number of surface acres multiplied by our percentage ownership of the mineral interest. Georgia and Alabama net acres are calculated as the gross number of surface acres multiplied by our estimated percentage ownership of the mineral interest based on county sampling. Excludes 477 owned net mineral acres located in Colorado.

A summary of our Texas and Louisiana owned mineral acres (a) by county or parish at second quarter-end 2013 follows:

Texas		Louisiana
County	Net Acres	Parish	Net Acres
Trinity	46,000	Beauregard	79,000
Angelina	42,000	Vernon	39,000
Houston	29,000	Calcasieu	17,000
Anderson	25,000	Allen	7,000
Cherokee	24,000	Rapides	1,000
Sabine	23,000	Other	1,000
Red River	14,000		144,000
Newton	13,000
San Augustine	13,000
Jasper	12,000
Other	11,000
	252,000
 _________________________

(a)	Includes ventures.
Oil and Gas Mineral Interests Leased
A summary of our net mineral acres leased from others at second quarter-end 2013 follows:

State	Undeveloped	Held By Production (a)	Total
Nebraska	123,000	2,000	125,000
Kansas	34,000	5,000	39,000
Oklahoma	—	17,000	17,000
Alabama	10,000	—	10,000
Texas	9,000	2,000	11,000
North Dakota	4,000	3,000	7,000
Other	5,000	4,000	9,000
	185,000	33,000	218,000
 _________________________

(a)	Excludes approximately 8,000 net acres of overriding royalty interests.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our interest rate risk is principally related to our variable-rate debt. Interest rate changes impact earnings due to the resulting increase or decrease in the cost of our variable-rate debt, which is $228,639,000 at second quarter-end 2013 and $290,074,000 at year-end 2012.
The following table illustrates the estimated effect on our pre-tax income of immediate, parallel, and sustained shifts in interest rates for the next 12 months on our variable-rate debt at second quarter-end 2013, with comparative year-end 2012 information. This estimate assumes that debt reductions from contractual payments will be replaced with short-term, variable-rate debt; however, that may not be the financing alternative we choose.

Change in Interest Rates	Second Quarter-End 2013	Year-End 2012
	(In thousands)
+2%	$(4,454)	$(5,801)
+1%	(2,286)	(2,901)
-1%	2,286	2,901
-2%	4,573	5,697

Foreign Currency Risk
We have no exposure to foreign currency fluctuations.

Commodity Price Risk
We have exposure to commodity price fluctuations which can materially affect our revenues and cash flows. To manage our exposure to commodity price risks associated with the sale of oil and gas, we may periodically enter into derivative hedging transactions for a portion of our estimated production. We do not have any commodity derivative positions outstanding at second quarter-end 2013.
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
We completed the acquisition of CREDO Petroleum Corporation (Credo) in September 2012. Integration activities, including a preliminary assessment of internal controls over financial reporting, are currently in process. The initial annual assessment of internal controls over financing reporting for Credo will be conducted over the course of our 2013 assessment cycle.
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

Period	Total Number of Shares Purchased (b)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
Month 4 (4/1/2013 — 4/30/2013)	30	$21.54	—	4,997,855
Month 5 (5/1/2013 — 5/31/2013)	55	24.50	—	4,997,855
Month 6 (6/1/2013 — 6/30/2013)	90	21.46	—	4,997,855
Total	175	22.43	—
 _________________________

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

101.1
The following materials from Forestar’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORESTAR GROUP INC.

Date: August 8, 2013	By:	/s/ Christopher L. Nines
Christopher L. Nines
Chief Financial Officer

	By:	/s/ Sabita C. Reddy
Sabita C. Reddy
Principal Accounting Officer