Form 10-K/A
Forestar Group Inc.
filed 2013-08-16
CIK 1406587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A

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
As of August 13, 2013, there were 34,719,475 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Selected portions of the Company’s definitive proxy statement for the 2013 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

Forestar Group Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on March 14, 2013 (the “Original Filing”), solely to correct the following scrivener's errors contained in the auditor's reports issued by Ernst & Young LLP:

1.
In the report regarding the Company's internal control over financial reporting on page 70 of the Original Filing, the report omitted (a) a statement that the audit was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), and (b) a description of applicable standards and procedures followed, and that the auditor believes the audit provides a reasonable basis for its opinion.

2.
In the report regarding the Company's financial statements on page 71 of the Original Filing, the report omitted (a) a statement that the audit included a schedule to the financial statements, and (b) references to the schedule to the financial statements in the description of the respective responsibilities of management and the auditor.

There are no changes to the conclusions reached by Ernst & Young LLP in the reports. Such reports are hereby amended and restated in their entirety as set forth below.

This Amendment speaks as of the filing date of the Original Filing, does not reflect events that may have occurred after the original filing date, and does not amend, modify or update in any way disclosures made in the Original Filing except as set forth in this explanatory note. None of the Company's results of operations nor the opinions stated in the auditor's reports contained in the Original Filing are amended in any respect by the correction of the scrivener's errors included herein, including with respect to the effectiveness of the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Forestar Group Inc:
We have audited Forestar Group Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Forestar Group Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management's Annual Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of CREDO Petroleum Corporation, which is included in the 2012 consolidated financial statements of Forestar Group Inc. and constituted $194,358,000 and $156,751,000 of total and net assets, respectively, as of December 31, 2012 and $10,134,000 and $1,536,000 of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Forestar Group Inc. also did not include an evaluation of the internal control over financial reporting of CREDO Petroleum Corporation.

In our opinion, Forestar Group Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Forestar Group Inc. as of December 31, 2012 and December 31, 2011, and the related consolidated statements of income and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2012 of Forestar Group Inc. and our report dated March 14, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas
March 14, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Forestar Group Inc:

We have audited the accompanying consolidated balance sheets of Forestar Group Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Forestar Group Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all materials respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Forestar Group Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas
March 14, 2013

EXHIBIT INDEX

Exhibit Number	Exhibit

23.1	Consent of Ernst & Young LLP.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORESTAR GROUP INC.

By:	/s/ James M. DeCosmo
James M. DeCosmo
President and Chief Executive Officer