Form 10-Q
period 2013-09-30
Forestar Group Inc.
filed 2013-11-08
CIK 1406587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding as of November 4, 2013
Common Stock, par value $1.00 per share	34,748,426

FORESTAR GROUP INC.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
FORESTAR GROUP INC.
Consolidated Balance Sheets
(Unaudited)

	Third Quarter-End	Year-End
	2013	2012
	(In thousands)
ASSETS
Cash and cash equivalents	$54,769	$10,361
Real estate, net	509,467	517,150
Oil and gas properties and equipment, net	207,832	158,427
Investment in unconsolidated ventures	46,691	41,546
Timber	11,324	12,293
Receivables, net	34,770	33,623
Prepaid expenses	5,836	6,455
Income taxes receivable	1,569	—
Property and equipment, net	5,905	4,859
Deferred tax asset, net	41,832	54,748
Goodwill and other intangible assets	66,656	63,868
Other assets	16,836	15,104
TOTAL ASSETS	$1,003,487	$918,434
LIABILITIES AND EQUITY
Accounts payable	$13,921	$18,320
Accrued employee compensation and benefits	3,350	5,667
Accrued property taxes	6,643	4,231
Accrued interest	1,270	1,168
Income taxes payable	—	587
Other accrued expenses	34,843	22,648
Other liabilities	28,138	38,203
Debt	335,171	294,063
TOTAL LIABILITIES	423,336	384,887
COMMITMENTS AND CONTINGENCIES
EQUITY
Forestar Group Inc. shareholders’ equity:
Common stock, par value $1.00 per share, 200,000,000 authorized shares, 36,946,603 issued at third quarter-end 2013 and year-end 2012	36,947	36,947
Additional paid-in capital	434,960	407,206
Retained earnings	137,419	121,097
Treasury stock, at cost, 2,209,151 shares at third quarter-end 2013 and 2,327,623 shares at year-end 2012	(34,488)	(35,762)
Total Forestar Group Inc. shareholders’ equity	574,838	529,488
Noncontrolling interests	5,313	4,059
TOTAL EQUITY	580,151	533,547
TOTAL LIABILITIES AND EQUITY	$1,003,487	$918,434
Please read the notes to consolidated financial statements.

FORESTAR GROUP INC.
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Third Quarter		First Nine Months
	2013	2012	2013	2012
	(In thousands, except per share amounts)
REVENUES
Real estate sales and other	$37,001	$18,310	$84,877	$48,303
Commercial and income producing properties	13,355	8,805	85,387	23,381
Real estate	50,356	27,115	170,264	71,684
Oil and gas	22,095	10,479	53,430	27,053
Other natural resources	2,656	3,016	8,963	5,277
	75,107	40,610	232,657	104,014
COSTS AND EXPENSES
Cost of real estate sales and other	(18,603)	(10,806)	(43,112)	(27,158)
Cost of commercial and income producing properties	(13,352)	(6,733)	(70,151)	(15,928)
Cost of oil and gas producing activities	(10,090)	(1,392)	(26,762)	(3,117)
Cost of other natural resources	(454)	(1,043)	(1,662)	(2,169)
Other operating	(16,051)	(14,691)	(45,039)	(39,116)
General and administrative	(5,945)	(11,298)	(22,245)	(25,010)
	(64,495)	(45,963)	(208,971)	(112,498)
GAIN ON SALE OF ASSETS	—	10,196	—	25,506
OPERATING INCOME	10,612	4,843	23,686	17,022
Equity in earnings of unconsolidated ventures	3,125	680	6,604	2,172
Interest expense	(5,231)	(8,094)	(14,892)	(15,649)
Other non-operating income	1,459	1,113	3,711	2,317
INCOME (LOSS) BEFORE TAXES	9,965	(1,458)	19,109	5,862
Income tax benefit (expense)	2,932	1,078	28	(1,274)
CONSOLIDATED NET INCOME (LOSS)	12,897	(380)	19,137	4,588
Less: Net income attributable to noncontrolling interests	(1,067)	(323)	(2,815)	(1,678)
NET INCOME (LOSS) ATTRIBUTABLE TO FORESTAR GROUP INC.	$11,830	$(703)	$16,322	$2,910
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	35,410	35,233	35,341	35,204
Diluted	36,072	35,233	35,949	35,437
NET INCOME (LOSS) PER COMMON SHARE
Basic	$0.33	$(0.02)	$0.46	$0.08
Diluted	$0.33	$(0.02)	$0.45	$0.08
TOTAL COMPREHENSIVE INCOME (LOSS)	$11,830	$(703)	$16,322	$2,910
Please read the notes to consolidated financial statements.

FORESTAR GROUP INC.
Consolidated Statements of Cash Flows
(Unaudited)

	First Nine Months
	2013	2012
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$19,137	$4,588
Adjustments:
Depreciation, depletion and amortization	21,698	12,952
Change in deferred income taxes	3,535	(2,971)
Change in unrecognized tax benefits	(6,251)	114
Equity in earnings of unconsolidated ventures	(6,604)	(2,172)
Distributions of earnings of unconsolidated ventures	869	516
Proceeds from consolidated venture's sale of assets, net	—	24,294
Share-based compensation	15,367	11,491
Real estate cost of sales	71,324	25,998
Dry hole exploration costs	2,206	—
Real estate development and acquisition expenditures, net	(65,762)	(67,127)
Reimbursements from utility and improvement districts	4,540	2,922
Other changes in real estate	1,440	835
Changes in deferred income	(2,229)	927
Gain on sale of assets	—	(25,506)
Other	154	(35)
Changes in:
Notes and accounts receivable	(544)	(645)
Prepaid expenses and other	(373)	1,300
Accounts payable and other accrued liabilities	(11,268)	452
Income taxes	(2,156)	(7,283)
Net cash provided by (used for) operating activities	45,083	(19,350)
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, equipment, software and reforestation and other	(6,241)	(1,577)
Oil and gas properties and equipment	(56,482)	(2,794)
Investment in unconsolidated ventures	(819)	(1,684)
Return of investment in unconsolidated ventures	1,271	985
Proceeds from sale of multifamily property	—	29,474
Business acquisition, net of cash acquired	—	(152,073)
Proceeds from sale of venture interest	—	32,095
Other	(45)	—
Net cash (used for) investing activities	(62,316)	(95,574)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible senior notes, net	121,250	—
Payments of debt	(96,915)	(46,374)
Additions to debt	38,901	158,929
Deferred financing fees	(808)	(5,209)
Distributions to noncontrolling interests, net	(1,561)	(897)
Exercise of stock options	1,812	1,269
Payroll taxes on restricted stock and stock options	(1,128)	(1,171)
Excess income tax benefit from share-based compensation	90	373
Net cash provided by financing activities	61,641	106,920

Net increase (decrease) in cash and cash equivalents	44,408	(8,004)
Cash and cash equivalents at beginning of period	10,361	18,283
Cash and cash equivalents at end of period	$54,769	$10,279
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
In first quarter 2013, we strategically changed our reportable segments to better reflect the underlying market fundamentals and operating strategy of our core business operations, real estate and oil and gas. With this change, we aggregated our fiber and water resource operating results to other natural resources. All prior period segment information has been reclassified to conform to the current year presentation. These changes did not impact our consolidated net income or cash flows.
Note 2—New and Pending Accounting Pronouncements
Accounting Standards Adopted in 2013
In first nine months 2013, we adopted Accounting Standards Update (ASU) ASU 2013-11— Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, ASU 2011-10 — Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate, ASU 2012-02 — Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and ASU No. 2013-01 — Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Adoption of these pronouncements did not have a significant effect on our earnings or financial position.
Pending Accounting Standards
ASU 2013-04 — Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date will be effective in first quarter 2014. This ASU requires an entity that is jointly and severally liable to measure the obligation as the sum of the amount the entity has agreed with co-obligors to pay and any additional amount it expects to pay on behalf of one or more co-obligors. We are evaluating the impact adoption of this ASU will have on our earnings, financial position and disclosures.

Note 3—Real Estate
Real estate consists of:

	Third Quarter-End	Year-End
	2013	2012
	(In thousands)
Entitled, developed and under development projects	$369,084	$361,827
Undeveloped land (includes land in entitlement)	87,489	82,688
Commercial and income producing properties
Carrying value	80,381	100,855
Less: accumulated depreciation	(27,487)	(28,220)
Net carrying value	52,894	72,635
	$509,467	$517,150

Included in entitled, developed and under development projects are the estimated costs of assets we expect to convey to utility and improvement districts of $63,795,000 at third quarter-end 2013 and $50,476,000 at year-end 2012, including $41,795,000 at third quarter-end 2013 and $34,252,000 at year-end 2012 related to our Cibolo Canyons project near San Antonio, Texas. These costs relate to water, sewer and other infrastructure assets we have submitted to utility or improvement districts for approval and reimbursement. We submitted for reimbursement to these districts $15,713,000 in first nine months 2013 and $4,345,000 in first nine months 2012. We collected reimbursements of $1,840,000 from these districts in first nine months 2013 and $972,000 in first nine months 2012. We expect to collect the remaining amounts billed when these districts achieve adequate tax bases to support payment.
Also included in entitled, developed and under development projects is our investment in the resort development owned by third parties at our Cibolo Canyons project. We received $2,700,000 in payments from the special improvement district in first nine months 2013 and $1,950,000 in first nine months 2012. At third quarter-end 2013, we have $29,818,000 invested in the resort development.
In first nine months 2013, commercial and income producing properties decreased by $29,707,000 as result of selling Promesa, a 289-unit multifamily property we developed in Austin, for $41,000,000. We received $21,522,000 in net proceeds, reduced our outstanding debt by $18,902,000 and recognized $10,881,000 in segment earnings. At third quarter-end 2013, commercial and income producing properties primarily represents our investment in a 413 guest room hotel in Austin with a carrying value of $20,881,000 and our investment in multifamily development sites located in Charlotte, Nashville and Dallas with a combined carrying value of $30,367,000.
Depreciation expense, primarily related to commercial and income producing properties, was $1,927,000 in first nine months 2013 and $2,736,000 in first nine months 2012 and is included in other operating expenses.
Note 4—Oil and Gas Properties
Net capitalized costs, utilizing the successful efforts method of accounting, related to our oil and gas producing activities follows:

	Third Quarter-End	Year-End
	2013	2012
	(In thousands)
Unproved oil and gas properties	$92,317	$81,672
Proved oil and gas properties	133,017	81,412
Less: accumulated depreciation, depletion and amortization	(17,502)	(4,657)
Net carrying value of proved oil and gas properties	115,515	76,755
	$207,832	$158,427

Note 5—Goodwill and Other Intangible Assets
Carrying value of goodwill and other intangible assets follows:

	Third Quarter-End	Year-End
	2013	2012
	(In thousands)
Goodwill	$64,493	$61,680
Identified intangibles, net	2,163	2,188
	$66,656	$63,868
Goodwill represents the excess of the purchase price over the fair value of the tangible and identifiable intangible assets of $60,619,000 associated with acquisition of Credo in third quarter 2012 and $3,874,000 associated with a water resources company acquired in 2010.
The final purchase price allocation related to the Credo acquisition based on additional information obtained during the acquisition measurement period, in particular, allocation of the estimated values assigned to oil and gas properties and equipment, goodwill and deferred tax liability, is as follows:

	Purchase Price Allocation
	Year-End			Third Quarter-End
	2012	Adjustments		2013
	(In thousands)
Cash and short-term investments	$2,300	$—		$2,300
Receivables	9,144	1,003	(a)	10,147
Oil and gas properties and equipment	140,514	(4,712)	(b)	135,802
Other properties and equipment	67	—		67
Goodwill and other intangible assets	58,396	2,813	(c)	61,209
Other	676	—		676
Total assets acquired	211,097	(896)		210,201

Accounts payable and accrued liabilities	29,927	13	(d)	29,940
Deferred tax liability	24,700	(909)	(e)	23,791
Other liabilities	1,255	—		1,255
Total liabilities assumed	55,882	(896)		54,986

Estimated fair value of net assets acquired	$155,215	$—		$155,215
 _____________________

(a)	Primarily related to unrecorded seismic and leasehold costs due from partners.

(b)	Fair value adjustments allocated to near-term expiring leasehold acreage.

(c)	Goodwill adjustments associated with fair value adjustments for oil and gas properties, net of deferred taxes and working capital adjustments.

(d)	Primarily related to current income taxes payable.

(e)	Primarily related to deferred taxes on fair value adjustments of near-term expiring leasehold acreage.
Identified intangibles include $1,667,000 in indefinite lived groundwater leases associated with a water resources company acquired in 2010. In addition, identified intangibles includes $590,000 related to patents with definite lives associated with the Calliope Gas Recovery System associated with our acquisition of Credo and is being amortized over the average remaining useful life of the patents. The net carrying value at third quarter-end 2013 is $496,000.

Note 6—Equity
A reconciliation of changes in equity at third quarter-end 2013 follows:

	Forestar Group Inc.	Noncontrolling Interests	Total
	(In thousands)
Balance at year-end 2012	$529,488	$4,059	$533,547
Net income	16,322	2,815	$19,137
Distributions to noncontrolling interests	—	(1,663)	$(1,663)
Contributions from noncontrolling interests	—	102	$102
Convertible senior notes	17,058	—	$17,058
Other (primarily share-based compensation)	11,970	—	$11,970
Balance at third quarter-end 2013	$574,838	$5,313	$580,151
Note 7—Investment in Unconsolidated Ventures
At third quarter-end 2013, we had ownership interests generally ranging from 25 to 50 percent in 13 ventures that we account for using the equity method. We have no ventures that are accounted for using the cost method.

Combined summarized balance sheet information for our ventures accounted for using the equity method follows:

	Venture Assets		Venture Borrowings(a)		Venture Equity		Our Investment
	Third Quarter-End	Year-End	Third Quarter-End	Year-End	Third Quarter-End	Year-End	Third Quarter-End	Year-End
	2013	2012	2013	2012	2013	2012	2013	2012
	(In thousands)
242, LLC (b)	$22,505	$21,408	$—	$810	$20,394	$19,576	$9,342	$8,903
CJUF III, RH Holdings	33,134	15,970	14,800	1	15,710	13,701	3,529	3,836
CL Ashton Woods (c)	16,536	15,701	—	—	15,071	15,044	6,792	5,775
CL Realty	8,049	8,245	—	—	7,844	7,842	3,922	3,921
FMF Peakview	28,772	16,859	9,567	—	16,736	13,331	3,429	2,666
HM Stonewall Estates (c)	4,585	5,184	—	104	4,585	5,080	2,246	2,470
LM Land Holdings (c)	26,051	21,094	4,937	3,086	19,600	13,128	10,042	6,045
Temco	13,422	13,255	—	—	13,114	13,066	6,557	6,533
Other ventures (5) (d)	12,510	17,129	30,361	34,357	(32,230)	(31,275)	832	1,397
	$165,564	$134,845	$59,665	$38,358	$80,824	$69,493	$46,691	$41,546

Combined summarized income statement information for our ventures accounted for using the equity method follows:

	Venture Revenues				Venture Earnings (Loss)				Our Share of Earnings (Loss)
	Third Quarter		First Nine Months		Third Quarter		First Nine Months		Third Quarter		First Nine Months
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
	(In thousands)
242, LLC (b)	$37	$1,072	$3,168	$2,925	$(20)	$163	$817	$352	$(10)	$93	$438	$208
CJUF III, RH Holdings	4	—	7	—	(133)	—	(357)	—	(133)	—	(357)	—
CL Ashton Woods (c)	1,355	740	4,246	2,089	477	197	1,027	458	677	350	1,817	874
CL Realty	445	298	1,246	2,294	350	104	802	840	175	52	401	420
FMF Peakview	200	—	200	—	(98)	—	(137)	—	(19)	—	(27)	—
HM Stonewall Estates (c)	696	526	1,794	1,696	255	146	655	543	100	57	276	216
LM Land Holdings (c)	9,387	1,700	14,651	4,970	5,515	340	9,274	1,207	2,344	(16)	3,998	151
Temco	162	60	437	560	42	(18)	48	(142)	21	(9)	24	(71)
Other ventures (5)	21	1,646	5,171	4,525	(120)	(174)	(642)	(579)	(30)	153	34	374
	$12,307	$6,042	$30,920	$19,059	$6,268	$758	$11,487	$2,679	$3,125	$680	$6,604	$2,172
 _____________________

(a)	Total includes current maturities of $28,034,000 at third quarter-end 2013, of which $27,892,000 is non-recourse to us, and $32,323,000 at year-end 2012, of which $32,083,000 is non-recourse to us.

(b)
Includes unamortized deferred gains on real estate contributed by us to ventures. We recognize deferred gains as income as real estate is sold to third parties. Deferred gains of $855,000 are reflected as a reduction to our investment in unconsolidated ventures at third quarter-end 2013.

(c)
We acquired these equity investments from CL Realty in 2012 at estimated fair value. The difference between estimated fair value of the equity investment and our capital account within the respective ventures at closing (basis difference) will be accreted as income or expense over the life of the investment and included in our share of earnings (loss) from the respective ventures. Unrecognized basis difference of $2,359,000 is reflected as a reduction of our investment in unconsolidated ventures at third quarter-end 2013.

(d)
Our investment in other ventures reflects our ownership interests generally ranging from 25 to 50 percent, excluding venture losses that exceed our investment where we are not obligated to fund those losses. Please read Note 16 — Variable Interest Entities for additional information.

In first nine months 2013, we invested $819,000 in these ventures and received $2,140,000 in distributions, and in first nine months 2012, we invested $1,684,000 in these ventures and received $1,501,000 in distributions. Distributions include both return of investments and distributions of earnings.

We have provided performance bonds and letters of credit on behalf of certain ventures that could be drawn on due to failure to satisfy construction obligations as general contractor or for failure to timely deliver streets and utilities in accordance with local codes and ordinances. At third quarter-end 2013, we have $26,630,000 outstanding, of which $26,577,000 is related to development and construction of a 257-unit multifamily property in Austin estimated to be completed in May 2014.
Note 8—Receivables
Receivables consist of:

	Third Quarter-End	Year-End
	2013	2012
	(In thousands)
Loan secured by real estate	$17,382	$18,507
Notes receivable, average interest rates of 5.22% at third quarter-end 2013 and 6.24% at year-end 2012	1,989	1,875
Receivables and accrued interest	15,424	13,303
	34,795	33,685
Allowance for bad debts	(25)	(62)
	$34,770	$33,623

At third quarter-end 2013, we have $17,382,000 invested in a loan which was acquired from a financial institution in 2011 when it was non-performing and is secured by a lien on developed and undeveloped real estate located near Houston designated for single-family residential and commercial development. Interest accrues at nine percent the first three years escalating to ten percent in year four and 12 percent in year five, with interest above 6.25 percent to be forgiven if the loan is prepaid by certain dates. In first nine months 2013, we received principal payments of $3,074,000 and cash interest payments of $1,341,000. At third quarter-end 2013, the outstanding principal balance was $26,940,000.
Estimated accretable yield follows:

Third Quarter-End
2013
(In thousands)
Beginning of period (year-end 2012)	$25,149
Change in accretable yield due to change in timing of estimated cash flows	(1,661)
Interest income recognized (in first nine months 2013)	(3,290)
End of period	$20,198
Notes receivable generally are secured by a deed of trust and generally due within three years.
Receivables and accrued interest principally includes oil and gas related revenue accruals, joint interest billing receivables and other miscellaneous operating receivables arising in the normal course of business.
Note 9—Debt
Debt consists of:

	Third Quarter-End	Year-End
	2013	2012
	(In thousands)
Senior secured credit facility
Term loan facility — average interest rate of 4.18% at third quarter-end 2013 and 4.21% at year-end 2012	$200,000	$200,000
Revolving line of credit — average interest rate of 4.75% at year-end 2012	—	44,000
3.75% convertible senior notes due 2020, net of discount	99,122	—
Secured promissory notes — average interest rate of 3.18% at third quarter-end 2013 and 2.80% at year-end 2012	15,400	34,171
Other indebtedness due through 2017 at variable and fixed interest rates ranging from 0.24% to 5.50%	20,649	15,892
	$335,171	$294,063

Our debt agreements contain financial covenants customary for such agreements including minimum levels of interest coverage and limitations on leverage. At third quarter-end 2013, we were in compliance with the financial covenants of these agreements.
At third quarter-end 2013, our senior secured credit facility provides for a $200,000,000 term loan maturing September 14, 2017 and a $200,000,000 revolving line of credit maturing September 14, 2015 (with one-year extension option). The term loan and the revolving line of credit may be prepaid at any time without penalty. The revolving line of credit includes a $100,000,000 sublimit for letters of credit, of which $3,663,000 is outstanding at third quarter-end 2013. Total borrowings under our senior secured credit facility (including the face amount of letters of credit) may not exceed a borrowing base formula. At third quarter-end 2013, we had $196,337,000 in net unused borrowing capacity under our senior secured credit facility.
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
We separately account for the liability and equity conversion components of the Notes due to our option to settle the conversion obligation in cash, shares or a combination thereof at our election. The fair value of the Notes excluding the conversion feature at the date of issuance was estimated to be approximately $97,309,000 and was calculated based on the fair value of similar non-convertible debt instruments. The resulting value of the conversion option of $27,691,000 was recognized as debt discount and recorded as additional paid-in capital on our consolidated balance sheet. The effective interest rate to calculate the accretion of the bond discount is eight percent and is based on our estimated (non-convertible) borrowing rate on long-term debt with a similar maturity at the time the Notes were issued. Interest expense includes the cash coupon rate on the Notes plus the non-cash accretion of the debt discount, which is based on the difference between the effective interest rate and the cash coupon rate. Amortization of debt discount was $1,813,000 in first nine months 2013 and is included in interest expense. At third quarter-end 2013, unamortized debt discount of our Notes was $25,878,000. Total debt issuance costs were $4,205,000 (including underwriters discount of $3,750,000), of which $3,273,000 was allocated to the liability component and $932,000 to the equity component of the Notes. The portion of the issuance costs allocated to the debt component of the Notes is being amortized over the term of the Notes.
At third quarter-end 2013, secured promissory notes represent a $15,400,000 loan collateralized by a 413 guest room hotel located in Austin with a carrying value of $20,881,000. In first nine months 2013, secured promissory notes decreased by $18,902,000 as result of selling of Promesa, a 289-unit multifamily property we developed in Austin, for $41,000,000. We received $21,522,000 in net proceeds and we recognized $10,881,000 in segment earnings.
At third quarter-end 2013, other indebtedness, principally non-recourse, is collateralized by entitled, developed and under development projects with a carrying value of $60,453,000.
At third quarter-end 2013 and year-end 2012, we have $7,770,000 and $6,508,000 in unamortized deferred financing fees which are included in other assets. Amortization of deferred financing fees was $2,282,000 in first nine months 2013 and $2,290,000 in first nine months 2012 and is included in interest expense.
Note 10—Fair Value
Non-financial assets measured at fair value on a non-recurring basis principally include real estate assets, oil and gas properties, assets held for sale, goodwill and other intangible assets, which are measured for impairment. In third quarter 2013 and 2012, no non-financial assets were remeasured at fair value.
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

Information about our fixed rate financial instruments not measured at fair value follows:

	Third Quarter-End 2013		Year-End 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Technique
	(In thousands)
Loan secured by real estate	$17,382	$31,032	$18,507	$35,824	Level 2
Fixed rate debt (a)	(103,302)	(91,470)	(3,989)	(4,070)	Level 2
 _____________________

(a)	Third quarter-end 2013 includes our 3.75% convertible senior notes due 2020, issued February 26, 2013.

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
At third quarter-end 2013, personnel of former affiliates held options to purchase 799,000 shares of our common stock. The options have a weighted average exercise price of $24.86 and a weighted average remaining contractual term of two years. At third quarter-end 2013, the options have an aggregate intrinsic value of $910,000.
Note 12—Net Income per Share
Earnings attributable to common shareholders and weighted average common shares outstanding used to compute earnings per share were:

	Third Quarter		First Nine Months
	2013	2012	2013	2012
	(In thousands)
Earnings available to common shareholders:
Consolidated net income (loss)	$12,897	$(380)	$19,137	$4,588
Less: Net income attributable to noncontrolling interest	(1,067)	(323)	(2,815)	(1,678)
Net income (loss) attributable to Forestar Group Inc.	$11,830	$(703)	$16,322	$2,910
Weighted average common shares outstanding — basic	35,410	35,233	35,341	35,204
Dilutive effect of stock options, restricted stock and equity-settled awards	662	—	608	233
Weighted average common shares outstanding — diluted	36,072	35,233	35,949	35,437
Anti-dilutive awards excluded from diluted weighted average shares	1,764	2,661	2,022	2,582
We intend to settle the principal amount of the convertible senior notes (Notes) in cash upon conversion, with any excess conversion value to be settled in shares of our common stock. Therefore, only the amount in excess of the par value of the Notes will be included in our calculation of diluted net income per share using the treasury stock method. As such, the Notes have no impact on diluted net income per share until the price of our common stock exceeds the conversion price of the Notes of $24.49. The average price of our common stock in third quarter and first nine months 2013 did not exceed the conversion price which resulted in no additional diluted outstanding shares.
Note 13—Income Taxes
Our effective tax rate was a 29 percent benefit in third quarter 2013 and less than one percent benefit in first nine months 2013, which includes a four percent benefit for noncontrolling interests. Our third quarter and first nine months 2013 effective tax rates include a benefit from recognition of $6,326,000 of previously unrecognized tax benefits upon lapse of the statute of limitations for a previously reserved tax position. Our effective tax rates in third quarter and first nine months 2013 would have been 33 percent excluding the impact of the foregoing tax benefits. At third quarter-end 2013, we had no unrecognized tax benefits.
Our effective tax rate was a 74 percent benefit in third quarter 2012 and 22 percent expense in first nine months 2012, which included a ten percent benefit for noncontrolling interests. In addition, our third quarter and first nine months 2012 effective tax rates included a non-cash benefit of 38 percent and nine percent associated with state deferred tax rate changes due to our acquisition of Credo and operating in more states.
Our 2013 and 2012 effective tax rates also include the effect of state income taxes, nondeductible items and benefits of percentage depletion.
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
Environmental
Environmental remediation liabilities arise from time to time in the ordinary course of doing business, and we believe we have established adequate reserves for any probable losses that we can reasonably estimate. We own 288 acres near Antioch, California, portions of which were sites of a former Temple-Inland paper manufacturing operation that are in remediation. We have received certificates of completion on all but one 80 acre tract, a portion of which includes subsurface contamination. We estimate the remaining cost to complete remediation activities will be approximately $1,230,000, which is included in other accrued expenses. It is possible that remediation or monitoring activities could be required in addition to those included within our estimate, but we are unable to determine the scope, timing or extent of such activities.
We have asset retirement obligations related to the abandonment and site restoration requirements that result from the acquisition, construction and development of oil and gas properties. We record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Accretion expense related to the asset retirement obligation and depletion expense related to capitalized asset retirement cost is included in cost of oil and gas producing activities on our consolidated statements of income and comprehensive income. At third quarter-end 2013, our asset retirement obligation was $1,573,000, which is included in other liabilities.
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
We manage our operations through three segments: real estate, oil and gas and other natural resources. Real estate secures entitlements and develops infrastructure on our lands for single-family residential and mixed-use communities, and manages our undeveloped land, commercial and income producing properties, primarily a hotel and our multifamily investments. Oil and gas manages our owned mineral interests and interests leased from others and is an independent oil and gas exploration, development and production operation. Other natural resources manages our timber, recreational leases and water resource initiatives.

Assets allocated by segment are as follows:

	Third Quarter-End	Year-End
	2013	2012
	(In thousands)
Real estate	$581,725	$588,137
Oil and gas	284,091	227,061
Other natural resources	23,272	24,066
Assets not allocated to segments (a)	114,399	79,170
Total assets	$1,003,487	$918,434
  _________________________

(a)
Assets not allocated to segments at third quarter-end 2013 principally consist of cash and cash equivalents of $54,769,000 and a net deferred tax asset of $41,832,000. Assets not allocated to segments at year-end 2012 principally consist of a net deferred tax asset of $54,748,000 and cash and cash equivalents of $10,361,000.

We evaluate performance based on segment earnings (loss) before unallocated items and income taxes. Segment earnings (loss) consist of operating income, equity in earnings (loss) of unconsolidated ventures, gain on sales of assets, interest income on loans secured by real estate and net (income) loss attributable to noncontrolling interests. Items not allocated to our business segments consist of general and administrative expense, share-based compensation, gain on sale of strategic timberland, interest expense and other corporate non-operating income and expense. The accounting policies of the segments are the same as those described in Note 1 — Basis of Presentation. Our revenues are derived from U.S. operations and all of our assets are located in the U.S. In third quarter 2013, no single customer accounted for more than 10 percent of our total revenues.
Segment revenues and earnings are as follows:

	Third Quarter		First Nine Months
	2013	2012	2013	2012
	(In thousands)
Revenues:
Real estate	$50,356	$27,115	$170,264	$71,684
Oil and gas	22,095	10,479	53,430	27,053
Other natural resources	2,656	3,016	8,963	5,277
Total revenues	$75,107	$40,610	$232,657	$104,014
Segment earnings:
Real estate	$13,197	$12,688	$40,747	$31,931
Oil and gas	8,499	7,337	17,869	19,470
Other natural resources	549	552	2,792	(769)
Total segment earnings	22,245	20,577	61,408	50,632
Items not allocated to segments (a)	(13,347)	(22,358)	(45,114)	(46,448)
Income (loss) before taxes attributable to Forestar Group Inc.	$8,898	$(1,781)	$16,294	$4,184
  _________________________

(a)	Items not allocated to segments consist of:

	Third Quarter		First Nine Months
	2013	2012	2013	2012
	(In thousands)
General and administrative expense	$(4,648)	$(8,000)	$(14,935)	$(19,482)
Shared-based compensation expense	(3,492)	(6,327)	(15,367)	(11,491)
Interest expense	(5,231)	(8,094)	(14,892)	(15,649)
Other corporate non-operating income	24	63	80	174
	$(13,347)	$(22,358)	$(45,114)	$(46,448)

Note 16—Variable Interest Entities
At third quarter-end 2013, we are the primary beneficiary of one variable interest entity (VIE) that we consolidate. At third quarter-end 2013, our consolidated balance sheet includes no assets and $1,342,000 in liabilities related to this VIE. In first nine months 2013, there were no contributions to this VIE.
Also at third quarter-end 2013, we are not the primary beneficiary of three VIEs that we account for using the equity method. The unrelated managing partners oversee day-to-day operations and guarantee some of the debt of the VIEs, and while we have certain rights regarding major decisions, we do not have the power to direct the activities that are most significant to the economic performance of the entities. Although some of the debt is guaranteed by the managing partners, we may under certain circumstances elect or be required to provide additional funds to these VIEs. At third quarter-end 2013, these three VIEs have total assets of $11,079,000, substantially all of which represent developed and undeveloped real estate, and total liabilities of $44,541,000, which includes $27,902,000 of borrowings classified as current maturities. These amounts are included in other ventures in the combined summarized balance sheet information for ventures accounted for using the equity method in Note 7 — Investment in Unconsolidated Ventures. At third quarter-end 2013, our investment in these VIEs is $18,000 and is included in investment in unconsolidated ventures. In first nine months 2013, we contributed $111,000 to these VIEs. Our maximum exposure to loss related to these VIEs is estimated at $3,730,000, which exceeds our investment as we have a nominal general partner interest in all of these VIEs and could be held responsible for their liabilities. The maximum exposure to loss represents the maximum loss that we could be required to recognize assuming all the ventures’ assets (principally real estate) are worthless, without consideration of the probability of a loss or of any actions we may take to mitigate any such loss.
Note 17—Share-Based Compensation
Share-based compensation expense consists of:

	Third Quarter		First Nine Months
	2013	2012	2013	2012
	(In thousands)
Cash-settled awards	$1,823	$4,547	$7,498	$4,829
Equity-settled awards	899	609	3,565	2,438
Restricted stock	85	514	541	1,636
Stock options	685	657	3,763	2,588
	$3,492	$6,327	$15,367	$11,491
Share-based compensation expense is included in:

	Third Quarter		First Nine Months
	2013	2012	2013	2012
	(In thousands)
General and administrative expense	$1,297	$3,298	$7,310	$5,528
Other operating expense	2,195	3,029	8,057	5,963
	$3,492	$6,327	$15,367	$11,491
In first nine months 2013, share-based compensation expense increased principally as result of a 24 percent increase in our stock price since year-end 2012, compared with a 10 percent increase in our stock price in first nine months 2012 since year-end 2011, which impacted the value of vested cash-settled awards.
The fair value of awards granted to retirement eligible employees and expensed at the date of grant was $590,000 in first nine months 2013 and $595,000 in first nine months 2012. Unrecognized share-based compensation expense related to non-vested equity-settled awards, restricted stock and stock options is $9,325,000 at third quarter-end 2013. The weighted average period over which this amount will be recognized is estimated to be two years. We did not capitalize any share-based compensation in first nine months 2013 or 2012.
In first nine months 2013, we withheld 59,172 shares having a value of $1,128,000 for payroll taxes in connection with vesting of restricted stock awards and exercises of stock options. In first nine months 2012, we withheld 72,199 shares having a value of $1,171,000 for payroll taxes in connection with vesting of restricted stock awards and exercises of stock options.

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
The following table summarizes the activity of cash-settled restricted stock unit awards in first nine months 2013:

	Equivalent Units	Weighted Average Grant Date Fair Value
	(In thousands)	(Per unit)
Non-vested at beginning of period	350	$17.03
Granted	89	18.70
Vested	(199)	17.62
Forfeited	(3)	17.42
Non-vested at end of period	237	17.90
The following table summarizes the activity of cash-settled stock appreciation rights in first nine months 2013:

	Rights Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (Current Value Less Exercise Price)
	(In thousands)	(Per share)	(In years)	(In thousands)
Balance at beginning of period	866	$11.38	6	$5,256
Granted	—	—
Exercised	(265)	10.23
Forfeited	—	—
Balance at end of period	601	11.88	6	5,797
Exercisable at end of period	554	11.38	6	5,623
The fair value of awards settled in cash was $6,947,000 in first nine months 2013 and $5,254,000 in first nine months 2012. At third quarter-end 2013, the fair value of vested cash-settled awards is $16,751,000 and is included in other liabilities. The aggregate current value of non-vested cash-settled awards is $5,281,000 at third quarter-end 2013 based on a quarter-end stock price of $21.53.
Equity-settled awards
Equity-settled awards granted to our employees include restricted stock units (RSU), which vest ratably over three years from the date of grant, market-leveraged stock units (MSU), which vest after three years from date of grant and performance stock units (PSU), which vest after approximately three years from date of grant if certain performance goals are met. Equity settled awards in the form of restricted stock units granted to our directors are fully vested at time of grant and issued upon retirement. The following table summarizes the activity of equity-settled awards in first nine months 2013:

	Equivalent Units	Weighted Average Grant Date Fair Value
	(In thousands)	(Per share)
Non-vested at beginning of period	409	$18.99
Granted	264	19.42
Vested	(77)	16.95
Forfeited	(8)	17.34
Non-vested at end of period	588	19.47

In first nine months 2013, we granted 136,000 MSU awards. These awards will be settled in common stock based upon our total shareholder return over three years from the date of grant. The number of shares to be issued could range from a high of 204,000 shares if our stock price increases by 50 percent or more, to a low of 68,000 shares if our stock price decreases by 50 percent, or could be zero if our stock price decreases by more than 50 percent, the minimum threshold performance. MSU awards are valued using a Monte Carlo simulation pricing model, which includes expected stock price volatility and risk-free interest rate assumptions. Compensation expense is recognized regardless of achievement of performance conditions, provided the requisite service period is satisfied.
Unrecognized share-based compensation expense related to non-vested equity-settled awards is $5,084,000 at third quarter-end 2013. The weighted average period over which this amount will be recognized is estimated to be two years.
Restricted stock
Restricted stock awards vest either ratably over or after three years, generally if we achieve a minimum one percent annualized return on assets over such three-year period. The following table summarizes the activity of restricted stock awards in first nine months 2013:

	Restricted Shares	Weighted Average Grant Date Fair Value
	(In thousands)	(Per share)
Non-vested at beginning of period	211	$16.95
Granted	8	20.55
Vested	(162)	17.80
Forfeited	—	—
Non-vested at end of period	57	15.00
Unrecognized share-based compensation expense related to non-vested restricted stock awards is $247,000 at third quarter-end 2013. The weighted average period over which this amount will be recognized is estimated to be two years.
Stock options
Stock options have a ten-year term, generally become exercisable ratably over four years and provide for accelerated or continued vesting upon retirement, death, disability or if there is a change in control. Options were granted with an exercise price equal to the market value of our stock on the date of grant. The following table summarizes the activity of stock option awards in first nine months 2013:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (Current Value Less Exercise Price)
	(In thousands)	(Per share)	(In years)	(In thousands)
Balance at beginning of period	1,756	$20.53	7	$1,956
Granted	373	18.70
Exercised	(85)	16.25
Forfeited	(29)	26.62
Balance at end of period	2,015	20.28	7	6,838
Exercisable at end of period	1,133	22.35	6	3,392

We estimate the fair value of stock options using the Black-Scholes option pricing model and the following assumptions:

	First Nine Months
	2013	2012
Expected dividend yield	—%	—%
Expected stock price volatility	66.8%	60.2%
Risk-free interest rate	1.4%	1.3%
Expected life of options (years)	6	6
Weighted average estimated fair value of options granted	$11.47	$9.22
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
Unrecognized share-based compensation expense related to non-vested stock options is $3,994,000 at third quarter-end 2013. The weighted average period over which this amount will be recognized is estimated to be two years.
Pre-Spin Awards
Certain of our employees participated in Temple-Inland’s share-based compensation plans. In conjunction with the 2007 spin-off, these awards were equitably adjusted into separate awards of the common stock of Temple-Inland and the spin-off entities.
Pre-spin stock option awards to our employees to purchase our common stock have a ten-year term, generally become exercisable ratably over four years and provide for accelerated or continued vesting upon retirement, death, disability or if there is a change in control. At third quarter-end 2013, there were 57,000 awards outstanding and exercisable on our stock with a weighted average exercise price of $26.68, weighted average remaining term of two years and aggregate intrinsic value of $26,000.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2012 Annual Report on Form 10-K. Unless otherwise indicated, information is presented as of third quarter-end 2013, and references to acreage owned includes all acres owned by ventures regardless of our ownership interest in a venture.
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
2012 Strategic Initiatives
In 2012, we announced Triple in FOR strategic initiatives designed to further enhance shareholder value by:

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

Results of Operations
A summary of our consolidated results by business segment follows:

	Third Quarter		First Nine Months
	2013	2012	2013	2012
	(In thousands)
Revenues:
Real estate	$50,356	$27,115	$170,264	$71,684
Oil and gas	22,095	10,479	53,430	27,053
Other natural resources	2,656	3,016	8,963	5,277
Total revenues	$75,107	$40,610	$232,657	$104,014
Segment earnings:
Real estate	$13,197	$12,688	$40,747	$31,931
Oil and gas	8,499	7,337	17,869	19,470
Other natural resources	549	552	2,792	(769)
Total segment earnings	22,245	20,577	61,408	50,632
Items not allocated to segments:
General and administrative expense	(4,648)	(8,000)	(14,935)	(19,482)
Share-based compensation expense	(3,492)	(6,327)	(15,367)	(11,491)
Gain on sale of assets	—	16	—	16
Interest expense	(5,231)	(8,094)	(14,892)	(15,649)
Other corporate non-operating income	24	47	80	158
Income (loss) before taxes	8,898	(1,781)	16,294	4,184
Income tax benefit (expense)	2,932	1,078	28	(1,274)
Net income (loss) attributable to Forestar Group Inc.	$11,830	$(703)	$16,322	$2,910

Significant aspects of our results of operations follow:
Third Quarter and First Nine Months 2013

•
Third quarter and first nine months 2013 real estate segment earnings increased due to higher average prices for lots and commercial acres sold, higher lot sales volume and higher undeveloped land sales from our retail land sales program offset partially by lower commercial acres sold as compared with third quarter 2012. First nine months 2013 real estate segment earnings benefited from sale of Promesa, a 289-unit multifamily property we developed in Austin, for $41,000,000, which generated approximately $10,881,000 in segment earnings. In addition, first nine months 2013 segment earnings also benefited from increased residential lot sales activity, undeveloped land sales from our retail program and commercial tract sales.

•
Oil and gas segment earnings for the third quarter and first nine months 2013, increased principally due to higher working interest production volume and earnings attributable to our exploration and production operations on leased mineral interests as result of our acquisition of Credo in third quarter 2012 and higher average oil and natural gas prices, partially offset by lower oil and gas production volumes and reduced lease bonus and delay rental payments received related to our owned mineral interests.

•
Third quarter 2013 other natural resources segment earnings remained flat. Higher average fiber prices were offset by lower volumes primarily due to scheduled maintenance outages taken by our customers in the quarter. First nine months 2013 other natural resources segment earnings benefited from higher levels of timber harvesting activity driven by increased customer demand compared to first nine months 2012.

•
Share-based compensation expense fluctuations are primarily driven by changes in our stock price. First nine month 2013 share-based compensation expense increased principally as result of a 24 percent increase in our stock price since year-end 2012, compared with a 10 percent increase in our stock price in first nine months 2012 since year-end 2011, which impacted the value of vested cash-settled awards.

Third Quarter and First Nine Months 2012

•
Third quarter and first nine months 2012 real estate segment earnings benefited primarily from a $10,180,000 gain resulting from the sale of Broadstone Memorial, a 401 unit multifamily project in Houston, and increased residential and commercial sales activity. First nine months 2012 real estate segment earnings also benefited from a $11,675,000 gain from the sale of our 25 percent interest in Palisades West LLC, a $3,401,000 gain from a consolidated venture’s sale of 800 acres near Dallas, and increased residential and commercial sales activity.

•
Oil and gas segment earnings benefited from $3,543,000 in lease bonus revenues as a result of leasing over 3,100 net mineral acres and increased oil production volumes. These items were partially offset by increased cost of sales due to higher production volumes, lower prices and from additional oil and natural gas personnel.

•
Third quarter and first nine months 2012 general and administrative expense includes $3,248,000 and $5,709,000 in transaction costs to outside advisors associated with our acquisition of Credo on September 28, 2012.

•	Share-based compensation expense increased as result of the increase in our stock price and the impact on cash-settled vested awards.

•	Interest expense includes a $4,448,000 loss on extinguishment of debt in connection with amendment and extension of our term loan on September 14, 2012.
Current Market Conditions
U.S. single-family residential market conditions continued to improve in first nine months 2013, driven by a growing demand for homes and a tightening supply of homes available for sale. Housing demand has been fueled primarily by high housing affordability, largely due to relatively low mortgage rates, and increased consumer confidence. Inventories of unsold homes are at historically low levels in many areas. In addition, declining finished lot inventories and supply of developable raw land is increasing demand for our developed lots, principally in the major markets of Texas. However, persistently high unemployment levels, national and global economic weakness and uncertainty, and a restrictive mortgage lending environment continue to threaten a robust recovery in the housing market. Multifamily market conditions continue to be strong, with many markets experiencing healthy occupancy levels and positive rent growth. This improvement has been driven primarily by limited housing inventory, reduced single-family mortgage credit availability, and the increased propensity to rent among the 18 to 34 year old demographic of the U.S. population.
Oil prices have continued to strengthen over the last several months and generally have been stronger over the last two and one-half years. Natural gas prices are up over 50 percent from year ago levels, but are significantly lower than realized prices over the last decade.  Prolonged cold weather throughout the 2012 - 2013 heating season has taken working gas in storage below the midpoint of the five year average causing natural gas prices to recover from their lows of a year ago.  Exploration and development activity continues to be oil focused due to the premium price of oil over natural gas when comparing energy equivalency and due to the U.S. being net importers of crude oil while current estimates of domestic natural gas producing supplies are believed to be sufficient.
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

Real Estate
We own directly or through ventures 132,000 acres of real estate located in ten states and 14 markets. Our real estate segment secures entitlements and develops infrastructure on our lands, primarily for single-family residential and mixed-use communities. We own approximately 100,000 acres in a broad area around Atlanta, Georgia, with the balance located primarily in Texas. We target investments principally in our strategic growth corridors, regions across the southern half of the United States that possess key demographic and growth characteristics that we believe make them attractive for long-term real estate investment. We own and manage our projects either directly or through ventures. Our real estate segment revenues are principally derived from the sales of residential single-family lots and tracts, undeveloped land and commercial real estate and from the operation of commercial and income producing properties, primarily a hotel at third quarter-end 2013, and multifamily properties we may develop and sell as a merchant builder.
A summary of our real estate results follows:

	Third Quarter		First Nine Months
	2013	2012	2013	2012
	(In thousands)
Revenues	$50,356	$27,115	$170,264	$71,684
Cost of sales	(31,955)	(17,539)	(113,263)	(43,086)
Operating expenses	(8,498)	(8,421)	(23,179)	(24,208)
	9,903	1,155	33,822	4,390
Interest income primarily from loan secured by real estate	1,435	1,066	3,631	2,159
Gain on sale of assets	—	10,197	—	25,273
Equity in earnings of unconsolidated ventures	2,926	593	6,109	1,787
Less: Net income attributable to noncontrolling interests	(1,067)	(323)	(2,815)	(1,678)
Segment earnings	$13,197	$12,688	$40,747	$31,931
Third quarter and first nine months 2013 revenues include construction revenues of $9,029,000 and $26,635,000 associated with our multifamily guaranteed maximum price construction contracts as general contractor. We are reimbursed for costs paid to subcontractors plus earn a development and construction fee on certain projects, both of which are included in commercial and income producing properties revenue. Revenues associated with multifamily construction contracts for third quarter and first nine months 2012 were $2,099,000 and $2,158,000.
Third quarter and first nine months 2013, cost of sales include $9,583,000 and $27,189,000 related to multifamily construction contract costs we incurred as general contractor and paid to subcontractors associated with our development of two multifamily venture properties, as well as an estimated loss of $554,000 associated with our fixed fee contract as a general contractor related to one of our venture multifamily properties. Cost of sales associated with multifamily construction contracts for third quarter and first nine months 2012 were $2,099,000 and $2,158,000.
In addition, first nine months 2013, cost of sales includes $29,707,000 in carrying value related to Promesa, a 289-unit multifamily property we developed as a merchant builder and sold.
Third quarter and first nine months 2013 interest income principally represents earnings from a loan we hold which is secured by a mixed-use real estate community in Houston.
In third quarter and first nine months 2012, gain on sale of assets includes $10,180,000 resulting from the sale of Broadstone Memorial, a 401-unit multifamily project in Houston. In addition, first nine months 2012 includes a $11,675,000 gain from the sale of our 25 percent interest in Palisades West LLC for $32,095,000 and a $3,401,000 gain from a consolidated venture’s sale of 800 acres in Dallas.
In third quarter and first nine months 2013, the increase in equity earnings of unconsolidated ventures compared to third quarter 2012 is primarily due to higher average residential lot prices and lot sales volume and increase in commercial tract sales.

Revenues in our owned and consolidated ventures consist of:

	Third Quarter		First Nine Months
	2013	2012	2013	2012
	(In thousands)
Residential real estate	$28,298	$13,564	$65,748	$36,892
Commercial real estate	1,083	2,405	4,521	4,170
Undeveloped land	6,571	1,604	11,858	4,918
Commercial and income producing properties	13,355	8,805	85,387	23,381
Other	1,049	737	2,750	2,323
Total revenues	$50,356	$27,115	$170,264	$71,684

Residential real estate revenues principally consist of the sale of single-family lots to national, regional and local homebuilders. Revenues increased in third quarter 2013 compared with third quarter 2012 due to both higher average price per lot sold and increased lot sales volume. In addition, in third quarter 2013, we sold about 46 undeveloped residential tract acres for $4,964,000 which generated segment earnings of $2,214,000. In first nine months 2013, residential real estate revenues increased principally as a result of increased lot sales volume due to demand for finished lot inventory by homebuilders in markets where supply has diminished. In addition, in first nine months 2013, we sold 486 undeveloped residential tract acres of which 440 were the remaining undeveloped residential tract acres from a project in Florida for $3,536,000.
Undeveloped land sales increased in third quarter 2013 as compared with third quarter 2012 due to sale of 1,314 undeveloped acres for $6,571,000 which generated segment earnings of $3,769,000. In first nine months 2013, undeveloped land sales increased as compared to first nine months 2012 due to sale of 3,233 acres for $11,858,000, or approximately $3,700 per acre, generating approximately $7,887,000 in segment earnings.
In first nine months 2013, commercial and income producing properties revenue increased primarily as result of selling Promesa, a 289-unit multifamily property in Austin which we developed as a merchant builder and operated until the sale. As a result, we recognized segment earnings of $10,881,000 related to its sale, for $41,000,000. In addition, income producing properties revenue increased in third quarter and first nine months 2013 as a result of construction revenues of $9,029,000 and $26,635,000 associated with our multifamily guaranteed maximum price construction contracts as general contractor.
In first nine months 2013, we entered into a $27,900,000 maximum price construction contract with a third-party general contractor for construction of a 354-unit multifamily property near Dallas. Construction on this multifamily development site began in June 2013. In third quarter 2013, we obtained a senior secured construction loan in the amount of $24,357,000 to finance approximately 70 percent of the total development cost, with no loan balance outstanding at third quarter-end 2013.
Third quarter 2013 revenues related to our 413 guest room hotel in Austin were down $893,000 when compared with third quarter 2012, primarily due to lower occupancy from increased renovation activity. In addition, third quarter 2013 real estate segment operating expenses includes a $776,000 loss on retirement of assets associated with the capital improvement project at the hotel.
Units sold in our owned and consolidated ventures consist of:

	Third Quarter		First Nine Months
	2013	2012	2013	2012
Residential real estate:
Lots sold	414	193	1,028	675
Revenue per lot sold	$56,866	$54,206	$55,417	$49,925
Commercial real estate:
Acres sold	2	18	37	56
Revenue per acre sold	$426,554	$133,882	$115,892	$75,147
Undeveloped land:
Acres sold	1,314	564	3,233	1,817
Revenue per acre sold	$5,001	$2,846	$3,668	$2,707

Operating expenses consist of:

	Third Quarter		First Nine Months
	2013	2012	2013	2012
	(In thousands)
Employee compensation and benefits	$2,434	$2,530	$5,708	$6,584
Property taxes	1,669	1,964	5,714	6,305
Professional services	871	992	2,997	3,070
Depreciation and amortization	721	1,101	2,463	3,251
Other	2,803	1,834	6,297	4,998
Total operating expenses	$8,498	$8,421	$23,179	$24,208

Information about our real estate projects and our real estate ventures follows:

	Third Quarter-End
	2013	2012
Owned and consolidated ventures:
Entitled, developed and under development projects
Number of projects	65	65
Residential lots remaining	19,378	20,019
Commercial acres remaining	2,020	2,067
Undeveloped land and land in the entitlement process
Number of projects	13	16
Acres in entitlement process	25,830	27,580
Acres undeveloped	87,714	95,357
Ventures accounted for using the equity method:
Ventures’ lot sales (for first nine months)
Lots sold	325	306
Average price per lot sold	$54,752	$49,125
Ventures’ entitled, developed and under development projects
Number of projects	7	7
Residential lots remaining	3,380	3,845
Commercial acres sold (for first nine months)	19	—
Average price per acre sold	$277,739	$—
Commercial acres remaining	289	333
Ventures’ undeveloped land and land in the entitlement process
Acres sold (for first nine months)	68	135
Average price per acre sold	$2,650	$2,600
Acres undeveloped	5,587	5,655
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

Our net investment in owned and consolidated real estate by geographic location follows:

State	Entitled, Developed, and Under Development Projects	Undeveloped Land and Land in Entitlement Process	Commercial and Income Producing Properties	Total
	(In thousands)
Texas	$303,404	$8,192	$29,200	$340,796
Georgia	23,392	56,519	—	79,911
California	8,915	20,785	—	29,700
Colorado	21,488	1,024	—	22,512
Tennessee	8,768	129	12,282	21,179
North Carolina	—	563	11,412	11,975
Other	3,117	277	—	3,394
Total	$369,084	$87,489	$52,894	$509,467
Oil and Gas
Our oil and gas segment is focused on the exploration, development and production of oil and gas on our mineral and leasehold interests.
We lease portions of our 590,000 owned net mineral acres located principally in Texas, Louisiana, Georgia and Alabama to other oil and gas companies in return for a lease bonus, delay rentals and a royalty interest, and we may negotiate an option to participate in oil and gas exploration and development or we may elect to drill on our acreage ourselves as an operator. At third quarter-end 2013, we have about 38,000 net acres under lease to others with expiration dates ranging between 2013 to 2018, about 35,000 net acres leased that are held by production related to our owned mineral interests and 543 gross productive wells operated by others on our owned mineral acres.
In addition, we have approximately 219,000 net mineral acres leased from others principally located in Nebraska and Kansas primarily targeting the Lansing-Kansas City formation, in the Texas Panhandle primarily targeting the Tonkawa and Cleveland formations, and in North Dakota primarily targeting the Bakken and Three Forks formations. With the acquisition of Credo in third quarter 2012, we are an independent oil and gas exploration, development and production company. Our leasehold interests include 35,000 net acres held by production and 449 gross oil and gas wells with working interest ownership, of which 154 are operated by us. These leasehold interests include about 7,000 net mineral acres in North Dakota focused on the Bakken and Three Forks formations.
Drilling and Other Exploration and Development Activities
In first nine months 2013, we participated in approximately 36 gross Bakken or Three Forks wells (in which we own an approximate six percent average working interest) in North Dakota with 19 wells currently producing and 17 wells in the completion stage. We anticipate drilling activity on our leasehold interests in the Bakken and Three Forks formations to accelerate in the remainder of 2013 and into 2014. In addition, in first nine months 2013, we participated in 57 gross wells in Nebraska and Kansas (in which we own an approximate 57 percent average working interest) and operated 40 of these wells. In first nine months 2013, we participated in a total of 70 new economic gross wells. At third quarter-end 2013, 53 of these wells were producing or capable of production and 17 were in the completion stage, all in North Dakota. At third quarter-end 2013, there were 992 gross productive wells.
In first nine months 2013, we acquired leasehold interests in over 65,000 net mineral acres in new and existing projects, principally in Nebraska and Kansas. Also, leasehold interests of approximately 28,000 net mineral acres expired in the normal course of business in first nine months 2013.

For the full year 2013, our current plan is to drill or participate as a non-operator in approximately 140 gross wells (50 net). Regional allocation of our capital expenditures incurred for drilling and completion activity in first nine months 2013 as compared to our 2013 projected annual drilling and completion capital expenditures is shown below:

	Drilling and Completion Expenditures
	First Nine Months	Projected
	2013	2013
	(In thousands)
Bakken and Three Forks formations of North Dakota	$24,474	$45,200
Lansing - Kansas City formation of Nebraska and Kansas	10,310	14,700
Other formations principally in Texas and Oklahoma	7,935	14,000
	$42,719	$73,900
Our 2013 projected capital expenditures are subject to various conditions, including third-party operator drilling plans, oilfield services and equipment availability, commodity price fluctuations and drilling results. In addition, we may adjust our projections if we decide to pursue significant leasehold acquisitions that were not contemplated during our capital budgeting process. Other factors that could cause us to adjust our projections include commodity prices fluctuations, service or material costs, opportunities, changes in conditions, or the performance of wells. We will continue to assess the natural gas and oil price environment along with our liquidity position and may increase or decrease our capital expenditure budget for exploration, development, or acquisition opportunities accordingly.
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
A summary of our oil and gas results follows:

	Third Quarter		First Nine Months
	2013	2012	2013	2012
	(In thousands)
Revenues	$22,095	$10,479	$53,430	$27,053
Cost of oil and gas producing activities	(10,090)	(1,392)	(26,762)	(3,117)
Operating expenses	(3,683)	(1,831)	(9,253)	(4,835)
	8,322	7,256	17,415	19,101
Equity in earnings of unconsolidated ventures	177	81	454	369
Segment earnings	$8,499	$7,337	$17,869	$19,470
In third quarter and first nine months 2013, results include $15,349,000 and $36,429,000 in revenues and $4,226,000 and $8,311,000 in segment earnings associated with the operations of Credo, which we acquired in third quarter 2012.
Revenues consist of:

	Third Quarter		First Nine Months
	2013	2012	2013	2012
	(In thousands)
Oil production (a)	$18,120	$5,234	$45,496	$17,811
Gas production	1,782	805	4,966	2,803
Other	2,193	4,440	2,968	6,439
Total revenues	$22,095	$10,479	$53,430	$27,053
 _________________________

(a)	Oil production includes revenues from oil, condensate and natural gas liquids (NGLs).
In third quarter 2013, excluding production revenues attributed to exploration and production operations from our acquisition of Credo, oil and gas production revenues decreased principally as a result of lower production volumes associated with royalties from our owned mineral interests. Decreased oil production volume negatively impacted revenues by

$2,070,000, offset by higher oil prices increasing revenues by $447,000. Decreased natural gas production volume negatively impacted revenues by $220,000, offset by higher natural gas prices increasing revenues by $357,000 as compared with third quarter 2012.
In first nine months 2013, excluding production revenues attributed to exploration and production operations from our acquisition of Credo, oil and gas production revenues decreased principally as a result of lower production volumes associated with royalties from our owned mineral interests. Decreased oil production volume negatively impacted revenues by $5,818,000 and decreased oil prices negatively impacted revenues by $662,000. Natural gas production volume decreased which negatively impacted revenues by $624,000, offset by increased natural gas prices which positively impacted revenues by $523,000 as compared with first nine months 2012.
In first nine months 2013, other revenues includes $562,000 in delay rental payments received from others associated with our owned mineral interests principally related to extending the lease term on approximately 1,800 net mineral acres and $2,233,000 in lease bonuses received from leasing approximately 8,400 net mineral acres owned in Texas and Louisiana. In first nine months 2012, other revenues include $2,155,000 in delay rental payments received from others associated with our owned mineral interests principally related to extending the lease term on approximately 15,100 net mineral acres in Louisiana and $3,830,000 in lease bonuses received from leasing approximately 3,900 net mineral acres owned in Texas and Louisiana.
Cost of oil and gas producing activities consists of:

	Third Quarter		First Nine Months
	2013	2012	2013	2012
	(In thousands)
Depreciation, depletion and amortization	$5,048	$815	$12,939	$1,014
Production costs	3,265	571	8,417	1,956
Exploration costs	1,713	(8)	5,124	133
Other	64	14	282	14
Total cost of oil and gas producing activities	$10,090	$1,392	$26,762	$3,117
In third quarter and first nine months 2013, cost of oil and gas producing activities increased by $9,254,000 and $24,072,000 as result of our acquisition of Credo and operating as an independent exploration, development and production company. Depreciation, depletion and amortization represent the non-cash cost of producing oil and gas associated with our working interests and is computed based on the units of production method. Production costs principally represent our share of production severance taxes related to both our royalty and working interests and lease operating expenses associated with producing working interest wells. Exploration costs principally represent exploratory dry hole costs, geological and geophysical and seismic study costs.

Oil and gas produced and average unit prices related to our royalty and working interests follows:

	Third Quarter		First Nine Months
	2013	2012	2013	2012
Consolidated entities:
Oil production (barrels)	188,900	69,100	502,600	199,800
Average price per barrel	$95.95	$75.81	$90.53	$89.15
Natural gas production (millions of cubic feet)	480.5	351.5	1,451.6	1,052.0
Average price per thousand cubic feet	$3.71	$2.29	$3.42	$2.66
Our share of ventures accounted for using the equity method:
Natural gas production (millions of cubic feet)	60.9	74.9	188.9	247.1
Average price per thousand cubic feet	$3.66	$1.99	$3.30	$2.36
Total consolidated and our share of equity method ventures:
Oil production (barrels)	188,900	69,100	502,600	199,800
Average price per barrel	$95.95	$75.81	$90.53	$89.15
Natural gas production (millions of cubic feet)	541.4	426.4	1,640.5	1,299.1
Average price per thousand cubic feet	$3.70	$2.24	$3.41	$2.61
Total BOE (barrel of oil equivalent) (a)	279,100	140,100	776,000	416,300
Average price per barrel of oil equivalent	$72.11	$44.17	$65.83	$50.92
 _________________________

(a)	Natural gas is converted to barrels of oil equivalent (BOE) using a conversion of six Mcf to one barrel of oil.
In third quarter and first nine months 2013, operations acquired with Credo produced 184,700 BOE at an average price of $83.13 per BOE and 473,800 BOE at an average price of $76.89 per BOE.
Operating expenses consist of:

	Third Quarter		First Nine Months
	2013	2012	2013	2012
	(In thousands)
Employee compensation and benefits	$2,116	$1,055	$5,746	$2,813
Professional and consulting services	462	164	922	297
Depreciation and amortization	342	102	866	314
Property taxes	139	89	325	239
Other	624	421	1,394	1,172
Total operating expenses	$3,683	$1,831	$9,253	$4,835
In third quarter and first nine months 2013, total operating expenses include approximately $1,869,000 and $4,045,000 related to the operations acquired with Credo, of which approximately $1,062,000 and $2,776,000 are included in employee compensation and benefits.
Other Natural Resources
Our other natural resources segment manages our timber holdings, recreational leases and water resource initiatives. We have about 118,000 real estate acres we own directly or through ventures, primarily in Georgia, with timber, and about 17,000 acres of timber under lease. Our other natural resources segment revenues are principally derived from the sales of wood fiber from our land and leases for recreational uses. We have water interests in approximately 1,550,000 acres, including a 45 percent nonparticipating royalty interest in groundwater produced or withdrawn for commercial purposes or sold from 1,400,000 acres in Texas, Louisiana, Georgia and Alabama, and approximately 20,000 acres of ground water leases in central Texas. We have not received significant revenue or earnings from these interests.

A summary of our other natural resources results follows:

	Third Quarter		First Nine Months
	2013	2012	2013	2012
	(In thousands)
Revenues	$2,656	$3,016	$8,963	$5,277
Cost of sales	(454)	(1,043)	(1,662)	(2,169)
Operating expenses	(1,675)	(1,410)	(4,550)	(4,110)
	527	563	2,751	(1,002)
Gain (loss) on sale of assets, primarily timber termination	—	(17)	—	217
Equity in earnings of unconsolidated ventures	22	6	41	16
Segment earnings	$549	$552	$2,792	$(769)
Cost of sales principally includes non-cash cost of timber cut and sold and delay rental payments paid to others related to groundwater leases in central Texas.
Revenues consist of:

	Third Quarter		First Nine Months
	2013	2012	2013	2012
	(In thousands)
Fiber	$2,405	$2,282	$8,105	$3,848
Recreational leases and other	251	734	858	1,429
Total revenues	$2,656	$3,016	$8,963	$5,277
Fiber sold consists of:

	Third Quarter		First Nine Months
	2013	2012	2013	2012
Pulpwood tons sold	65,700	160,000	314,400	265,200
Average pulpwood price per ton	$12.56	$9.54	$11.53	$9.51
Sawtimber tons sold	74,900	37,400	202,700	66,700
Average sawtimber price per ton	$21.52	$20.21	$22.47	$19.88
Total tons sold	140,600	197,400	517,100	331,900
Average price per ton	$17.33	$11.56	$15.82	$11.59
In first nine months 2013, total fiber revenues increased due to higher average prices and increased harvest activity, driven by customer demand. The majority of our fiber sales were to International Paper at market prices.
Information about our recreational leases follows:

	Third Quarter		First Nine Months
	2013	2012	2013	2012
Average recreational acres leased	118,700	129,200	120,900	130,500
Average price per leased acre	$8.63	$8.84	$9.08	$8.84

Operating expenses consist of:

	Third Quarter		First Nine Months
	2013	2012	2013	2012
	(In thousands)
Professional and consulting services	$607	$792	$2,157	$2,322
Employee compensation and benefits	799	384	1,643	1,154
Facility and long-term timber lease costs	111	121	306	369
Other	158	113	444	265
Total operating expenses	$1,675	$1,410	$4,550	$4,110

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
General and administrative expenses consist of:

	Third Quarter		First Nine Months
	2013	2012	2013	2012
	(In thousands)
Employee compensation and benefits	$1,940	$1,986	$6,040	$5,332
Professional services	858	4,020	2,606	7,985
Depreciation and amortization	218	268	660	841
Insurance costs	214	238	661	749
Facility costs	196	195	633	573
Other	1,222	1,293	4,335	4,002
Total general and administrative expenses	$4,648	$8,000	$14,935	$19,482
Third quarter and first nine months 2012 professional services includes $3,248,000 and $5,709,000 in transaction costs to outside advisors related to the acquisition of Credo.
Income Taxes
Our effective tax rate was a 29 percent benefit in third quarter 2013 and less than one percent in first nine months 2013, which includes a four percent benefit for noncontrolling interests. Our third quarter and first nine months 2013 effective tax rates include a benefit from recognition of $6,326,000 of previously unrecognized tax benefits upon lapse of the statute of limitations for a previously reserved tax position. Our effective tax rates in third quarter and first nine months 2013 would have been 33 percent excluding the impact of the foregoing tax benefits.
Our effective tax rate was a 74 percent benefit in third quarter 2012 and 22 percent expense in first nine months 2012, which included a ten percent benefit for noncontrolling interests. In addition, our third quarter and first nine months 2012 effective tax rates included a non-cash benefit of 38 percent and nine percent associated with state deferred tax rate changes due to our acquisition of Credo and operating in more states.
Our 2013 and 2012 effective tax rates also include the effect of state income taxes, nondeductible items and benefits of percentage depletion.
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
We regularly evaluate alternatives for managing our capital structure and liquidity profile in consideration of expected cash flows, growth and operating capital requirements and capital market conditions. We may, at any time, be considering or be in discussions with respect to the purchase or sale of our common stock, debt securities, convertible securities or a combination thereof.
Cash Flows from Operating Activities
Cash flows from our real estate development activities, undeveloped land sales, commercial and income producing properties, timber sales, oil and gas properties, recreational leases and reimbursements from utility and improvement districts are classified as operating cash flows.
In first nine months 2013, net cash provided by operating activities was $45,083,000 principally as result of selling Promesa, a 289-unit multifamily property we developed and sold for $41,000,000, generating net proceeds to us of $21,522,000. Real estate cost of sales, which include $29,707,000 in carrying value related to the sale of Promesa, exceeded expenditures for real estate development and acquisition expenditures, which includes the acquisition of one community development site in Nashville for $6,841,000 and a multifamily site in Charlotte for $4,849,000. In first nine months 2012, net cash used for operating activities was $19,350,000 as expenditures for real estate development and acquisitions exceeded non-cash real estate cost of sales, principally as result of acquiring real estate assets from CL Realty and Temco for $47,000,000. Subsequent to closing of this acquisition, we received $23,370,000 from the ventures, representing our pro-rata share of distributable cash. Also, we invested $14,341,000 in a 289-unit multifamily property currently under construction in Austin, acquired a multifamily development site in Nashville for $11,081,000 and we paid $11,041,000 in federal and state taxes, net of refunds. We received $24,294,000 in net proceeds from a consolidated venture’s sale of 800 acres in Dallas and $10,934,000 in reimbursements from two new multifamily ventures which represents our venture partners’ pro-rata share of the costs.

Cash Flows from Investing Activities
Capital contributions to and capital distributions from unconsolidated ventures and investment in oil and gas properties and equipment are classified as investing activities. In addition, proceeds from the sale of property and equipment, software costs and expenditures related to reforestation activities are also classified as investing activities.
In first nine months 2013, net cash used in investing activities was $62,316,000 principally due to our investment of $56,482,000 in oil and gas properties and equipment associated with our exploration and production operations. In addition, we invested $6,241,000 in property and equipment, software and reforestation of which $3,185,000 is related to capital expenditures on our 413 guest room hotel in Austin. In first nine months 2012, net cash used for investing activities was $95,574,000 principally due to our acquisition of Credo for $152,073,000 purchase price, net of cash acquired. Partially offsetting our investment in Credo were proceeds received from the sale of our 25 percent interest in Palisades West LLC for $32,095,000 and $29,474,000 in net proceeds from the sale of Broadstone Memorial, a 401-unit multifamily project in Houston. In addition, we invested $2,794,000 in oil and natural gas properties and equipment associated with our non-operating working interests and $1,577,000 in property and equipment, software and reforestation and $699,000 in net contributions to unconsolidated ventures.
Cash Flows from Financing Activities
In first nine months 2013, net cash provided by financing activities was $61,641,000 principally due to net proceeds of $121,250,000 from the issuance of our 3.75% convertible senior notes partially offset by debt repayments of $96,915,000, of which $68,000,000 is related to payoff of debt outstanding under our revolving line of credit and $18,902,000 is related to paying off the loan associated with the sale of Promesa. We plan to use the remaining net proceeds from the issuance of our convertible senior notes for general corporate purposes, including investments in oil and gas exploration and drilling and real estate acquisition and development. In first nine months 2012, net cash provided by financing activities was $106,920,000. Our net increase in borrowings of $112,555,000 was principally used to fund our acquisition of Credo and our real estate development and acquisition expenditures. We paid $5,209,000 in financing fees primarily related to the amendment and restatement of our senior secured credit facility in third quarter 2012.
Senior Secured Credit Facility
At third quarter-end 2013, our senior secured credit facility provides for a $200,000,000 term loan maturing September 14, 2017 and a $200,000,000 revolving line of credit maturing September 14, 2015 (with one-year extension option). The term loan and the revolving line of credit may be prepaid at any time without penalty. The revolving line of credit includes a $100,000,000 sublimit for letters of credit, of which $3,663,000 is outstanding at third quarter-end 2013. Total borrowings under our senior secured credit facility (including the face amount of letters of credit) may not exceed a borrowing base formula.
At third quarter-end 2013, net unused borrowing capacity under our senior secured credit facility is calculated as follows:

Senior Credit Facility
(In thousands)
Borrowing base availability	$400,000
Less: borrowings	(200,000)
Less: letters of credit	(3,663)
Unused borrowing capacity	$196,337
Our unused borrowing capacity in third quarter 2013 ranged from a high of $196,936,000 to a low of $196,337,000. This facility is used primarily to fund our operating cash needs, which fluctuate due to timing of residential and commercial real estate sales, undeveloped land sales, oil and gas leasing and production activities and mineral lease bonus payments received, timber sales, reimbursements from utility and improvement districts, payment of payables and expenses and capital expenditures.
Our senior secured credit facility and other debt agreements contain financial covenants customary for such agreements including minimum levels of interest coverage and limitations on leverage. At third quarter-end 2013, we were in compliance with the financial covenants of these agreements.
The following table details our compliance with the financial covenants calculated as provided in the senior credit facility:

	Requirement	Third Quarter-End 2013
Financial Covenant
Interest Coverage Ratio (a)	≥1.50:1.0	5.61:1.0
Revenues/Capital Expenditures Ratio (b)	≥1.00:1.0	2.99:1.0
Total Leverage Ratio (c)	≤40%	35.4%
Net Worth (d)	> $460.8 million	$532.3 million
Collateral Value to Loan Commitment Ratio (e)	≥1.50:1.0	1.92:1.0
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

(d)
Calculated as the amount by which consolidated total assets (excluding Credo acquisition goodwill over $50,000,000) exceeds consolidated total liabilities. At third quarter-end 2013, the requirement is $460,765,000 computed as: $451,893,000 plus 85 percent of the aggregate net proceeds received by us from any equity offering, plus 75 percent of all positive net income, on a cumulative basis. This covenant is applied at the end of each quarter.

(e)
Calculated as the total collateral value of timberland, high value timberland and our minerals business, raw entitled land that is part of mortgaged property, Credo asset value, SIDR reimbursements value and Cibolo Resort SIDHT value divided by total aggregate loan commitment. This covenant is applied at the end of each quarter.

To make additional investments, acquisitions, or distributions, we must maintain available liquidity equal to 10 percent of the aggregate commitments in place. At third quarter-end 2013, the minimum liquidity requirement was $40,000,000, compared with $245,840,000 in actual available liquidity based on the unused borrowing capacity under our senior secured credit facility plus unrestricted cash and cash equivalents. The failure to maintain such minimum liquidity does not constitute a default or event of default of our senior secured credit facility. In addition, we may elect to make distributions so long as the total leverage ratio is less than 30 percent, the interest coverage is greater than 3.0:1.0, the revenues / capital expenditures ratio exceeds 1.5:1.0, and available liquidity is not less than $125,000,000. At third quarter-end 2013, our total leverage ratio exceeded 30 percent and as a result we are prohibited from making distributions until the above conditions are satisfied.
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
Contractual Obligations and Off-Balance Sheet Arrangements
In 2012, CJUF III RH Holdings LP, an equity method venture in which we own a 25 percent interest, obtained a senior secured construction loan in the amount of $23,936,000 to develop a 257-unit multifamily property in downtown Austin. The outstanding balance at third quarter-end 2013 was $14,800,000. We have a construction completion guaranty, a repayment guaranty for 20 percent of the principal balance and unpaid accrued interest, and a standard non-recourse carve-out guaranty. The repayment guaranty will reduce from 20 percent to 0 percent upon achievement of certain conditions.
In 2012, FMF Peakview LLC, an equity method venture in which we own a 20 percent interest, obtained a senior secured construction loan in the amount of $31,550,000 to develop a 304-unit multifamily property in Denver. The outstanding balance at third quarter-end 2013 was $9,567,000. We have a construction completion guaranty, a repayment guaranty for 25 percent of the principal and unpaid accrued interest, and a standard non-recourse carve-out guaranty.
We have provided performance bonds and letters of credit on behalf of certain ventures that could be drawn on due to failure to satisfy construction obligations as general contractor or for failure to timely deliver streets and utilities in accordance with local codes and ordinances. At third quarter-end 2013, we have $26,630,000 outstanding, of which $26,577,000 is related to the development and construction of a 257-unit multifamily property in Austin estimated to be completed in May 2014.
Cibolo Canyons—San Antonio, Texas
Cibolo Canyons consists of the JW Marriott ® San Antonio Hill Country Resort & Spa development owned by third parties and a mixed-use development we own. We have $78,017,000 invested in Cibolo Canyons at third quarter-end 2013.

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
In third quarter 2013, we received $900,000 in reimbursements from the SID. Since inception, we have received $13,456,000 in reimbursements and have accounted for this as a reduction of our investment. At third quarter-end 2013, we have $29,818,000 invested in the resort development.
Mixed-Use Development
The mixed-use development we own consists of 2,100 acres planned to include approximately 1,566 residential lots and 150 commercial acres designated for multifamily and retail uses, of which 783 lots and 97 commercial acres have been sold through third quarter-end 2013.
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
Through third quarter-end 2013, we have submitted and received approval for reimbursement of approximately $65,465,000 of infrastructure costs and have received reimbursements totaling $23,670,000. In third quarter 2013, we received $600,000 in reimbursements from the SID. At third quarter-end 2013, we have $41,795,000 in pending reimbursements, excluding interest. At third quarter-end 2013, we have $48,199,000 invested in the mixed-use development.
Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies or estimates from those disclosed in our 2012 Annual Report on Form 10-K.

New and Pending Accounting Pronouncements
Please read Note 2 – New and Pending Accounting Pronouncements to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Statistical and Other Data
A summary of our real estate projects in the entitlement process (a) at third quarter-end 2013 follows:

Project	County	Market	Project Acres (b)
California
Hidden Creek Estates	Los Angeles	Los Angeles	700
Terrace at Hidden Hills	Los Angeles	Los Angeles	30
Georgia
Ball Ground	Cherokee	Atlanta	500
Crossing	Coweta	Atlanta	230
Fincher Road	Cherokee	Atlanta	3,890
Fox Hall	Coweta	Atlanta	960
Garland Mountain	Cherokee/Bartow	Atlanta	350
Martin’s Bridge	Banks	Atlanta	970
Mill Creek	Coweta	Atlanta	770
Serenity	Carroll	Atlanta	440
Wolf Creek	Carroll/Douglas	Atlanta	12,230
Yellow Creek	Cherokee	Atlanta	1,060
Texas
Lake Houston	Harris/Liberty	Houston	3,700
Total			25,830
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
A summary of activity within our projects in the development process, which includes entitled (a), developed and under development real estate projects, at third quarter-end 2013 follows:

			Residential Lots (c)		Commercial Acres (d)
Project	County	Interest Owned (b)	Lots Sold Since Inception	Lots Remaining	Acres Sold Since Inception	Acres Remaining (f)
Projects we own
California
San Joaquin River	Contra Costa/Sacramento	100%	—	—	—	288
Colorado
Buffalo Highlands	Weld	100%	—	164	—	—
Johnstown Farms	Weld	100%	229	377	2	7
Pinery West	Douglas	100%	—	86	20	94
Stonebraker	Weld	100%	—	603	—	—
Tennessee
Azalea Park	Williamson	100%	—	173	—	—
Texas
Arrowhead Ranch	Hays	100%	—	387	—	6
Bar C Ranch	Tarrant	100%	292	813	—	—

			Residential Lots (c)		Commercial Acres (d)
Project	County	Interest Owned (b)	Lots Sold Since Inception	Lots Remaining	Acres Sold Since Inception	Acres Remaining (f)
Barrington Kingwood	Harris	100%	93	87	—	—
Cibolo Canyons	Bexar	100%	783	783	97	53
Harbor Lakes	Hood	100%	209	240	2	19
Hunter’s Crossing	Bastrop	100%	430	80	38	71
La Conterra	Williamson	100%	159	342	—	58
Lakes of Prosper	Collin	100%	32	253	—	—
Maxwell Creek	Collin	100%	866	133	10	—
Oak Creek Estates	Comal	100%	142	505	13	—
Stoney Creek	Dallas	100%	149	605	—	—
Summer Creek Ranch	Tarrant	100%	855	419	35	44
Summer Lakes	Fort Bend	100%	500	630	56	—
Summer Park	Fort Bend	100%	—	198	28	62
The Colony	Bastrop	100%	445	704	22	31
The Preserve at Pecan Creek	Denton	100%	449	345	—	7
Village Park	Collin	100%	580	176	3	2
Westside at Buttercup Creek	Williamson	100%	1,457	38	66	—
Other projects (10)	Various	100%	2,107	150	219	35
Georgia
Seven Hills	Paulding	100%	696	394	26	113
The Villages at Burt Creek	Dawson	100%	—	1,715	—	57
Towne West	Bartow	100%	—	2,674	—	121
Other projects (17)	Various	100%	84	3,009	—	705
Florida
Other projects (2)	Various	100%	301	—	—	—
Missouri and Utah
Other projects (2)	Various	100%	500	54	—	—
			11,358	16,137	637	1,773
Projects in entities we consolidate
Texas
City Park	Harris	75%	1,259	52	50	115
Lantana(e)	Denton	55%	864	849	9	3
Timber Creek	Collin	88%	—	614	—	—
Willow Creek Farms II	Waller/Fort Bend	90%	82	476	—	—
Other projects (2)	Various	Various	9	198	—	129
Georgia
The Georgian	Paulding	75%	289	1,052	—	—
			2,503	3,241	59	247
Total owned and consolidated			13,861	19,378	696	2,020

			Residential Lots (c)		Commercial Acres (d)
Project	County	Interest Owned (b)	Lots Sold Since Inception	Lots Remaining	Acres Sold Since Inception	Acres Remaining (f)
Projects in ventures that we account for using the equity method
Texas
Entrada	Travis	50%	—	821	—	—
Fannin Farms West	Tarrant	50%	324	24	—	12
Harper’s Preserve	Montgomery	50%	282	1,411	—	59
Lantana(e)	Denton	Various	1,163	80	16	42
Long Meadow Farms	Fort Bend	38%	1,159	643	138	161
Southern Trails	Brazoria	80%	654	337	—	—
Stonewall Estates	Bexar	50%	322	64	—	—
Other projects (1)	Nueces	50%	—	—	—	15
Total in ventures			3,904	3,380	154	289
Combined total			17,765	22,758	850	2,309
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

(f)	Excludes acres associated with commercial and income producing properties.
A summary of our significant commercial and income producing properties at third quarter-end 2013 follows:

Project	County	Market	Interest Owned (a)	Type	Acres	Description
Radisson Hotel	Travis	Austin	100%	Hotel	2	413 guest rooms and suites
Eleven (b)	Travis	Austin	25%	Multifamily	3	257-unit luxury apartment
360° (b)	Arapahoe	Denver	20%	Multifamily	4	304-unit luxury apartment
Midtown Cedar Hill (b)	Dallas	Dallas	100%	Multifamily	13	354-unit luxury apartment
 _________________________

(a)	Interest owned reflects our total interest in the project, whether owned directly or indirectly.

(b)	Construction in progress.

Oil and Gas Owned Mineral Interests
A summary of our oil and gas owned mineral interests(a) at third quarter-end 2013 follows:

State	Unleased	Leased (b)	Held By Production (c)	Total (d)
		(Net acres)
Texas	206,000	19,000	27,000	252,000
Louisiana	117,000	19,000	8,000	144,000
Georgia	152,000	—	—	152,000
Alabama	40,000	—	—	40,000
California	1,000	—	—	1,000
Indiana	1,000	—	—	1,000
	517,000	38,000	35,000	590,000
 _________________________

(a)	Includes ventures.

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

A summary of our Texas and Louisiana owned mineral acres (a) by county or parish at third quarter-end 2013 follows:

Texas		Louisiana
County	Net Acres	Parish	Net Acres
Trinity	46,000	Beauregard	79,000
Angelina	42,000	Vernon	39,000
Houston	29,000	Calcasieu	17,000
Anderson	25,000	Allen	7,000
Cherokee	24,000	Rapides	1,000
Sabine	23,000	Other	1,000
Red River	14,000		144,000
Newton	13,000
San Augustine	13,000
Jasper	12,000
Other	11,000
	252,000
 _________________________

(a)	Includes ventures.

Oil and Gas Mineral Interests Leased
A summary of our net oil and gas mineral acres leased from others at third quarter-end 2013 follows:

State	Undeveloped	Held By Production (a)	Total
Nebraska	122,000	3,000	125,000
Kansas	29,000	5,000	34,000
Oklahoma	4,000	17,000	21,000
Alabama	10,000	—	10,000
Texas	10,000	2,000	12,000
North Dakota	3,000	4,000	7,000
Other	6,000	4,000	10,000
	184,000	35,000	219,000
 _________________________

(a)	Excludes approximately 8,000 net acres of overriding royalty interests.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our interest rate risk is principally related to our variable-rate debt. Interest rate changes impact earnings due to the resulting increase or decrease in the cost of our variable-rate debt, which is $231,869,000 at third quarter-end 2013 and $290,074,000 at year-end 2012.
The following table illustrates the estimated effect on our pre-tax income of immediate, parallel, and sustained shifts in interest rates for the next 12 months on our variable-rate debt at third quarter-end 2013, with comparative year-end 2012 information. This estimate assumes that debt reductions from contractual payments will be replaced with short-term, variable-rate debt; however, that may not be the financing alternative we choose.

Change in Interest Rates	Third Quarter-End 2013	Year-End 2012
	(In thousands)
+2%	$(4,494)	$(5,801)
+1%	(2,319)	(2,901)
-1%	2,319	2,901
-2%	4,637	5,697
Foreign Currency Risk
We have no exposure to foreign currency fluctuations.

Commodity Price Risk
We have exposure to commodity price fluctuations which can materially affect our revenues and cash flows. To manage our exposure to commodity price risks associated with the sale of oil and gas, we may periodically enter into derivative hedging transactions for a portion of our estimated production. We do not have any commodity derivative positions outstanding at third quarter-end 2013.
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
(b) Changes in Internal Control over Financial Reporting
We completed our acquisition of CREDO Petroleum Corporation in September 2012. During third quarter 2013, we completed the integration of the general ledger system used for our oil and gas operations into our system of internal control over financial reporting. Except as described above, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Period	Total Number of Shares Purchased (b)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
Month 7 (7/1/2013 — 7/31/2013)	484	$22.05	—	4,997,855
Month 8 (8/1/2013 — 8/31/2013)	—	—	—	4,997,855
Month 9 (9/1/2013 — 9/30/2013)	4,191	21.40	—	4,997,855
Total	4,675	21.47	—
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

101.1
The following materials from Forestar’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORESTAR GROUP INC.

Date: November 8, 2013	By:	/s/ Christopher L. Nines
Christopher L. Nines
Chief Financial Officer

	By:	/s/ Sabita C. Reddy
Sabita C. Reddy
Principal Accounting Officer