Form 10-Q
period 2014-03-31
Forestar Group Inc.
filed 2014-05-09
CIK 1406587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding as of May 5, 2014
Common Stock, par value $1.00 per share	34,914,684

FORESTAR GROUP INC.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
FORESTAR GROUP INC.
Consolidated Balance Sheets
(Unaudited)

	First Quarter-End	Year-End
	2014	2013
	(In thousands)
ASSETS
Cash and cash equivalents	$147,979	$192,307
Real estate, net	526,810	519,464
Oil and gas properties and equipment, net	242,454	232,641
Investment in unconsolidated ventures	50,459	41,147
Timber	10,227	10,947
Receivables, net	31,937	39,252
Prepaid expenses	5,611	5,136
Property and equipment, net	6,275	6,112
Deferred tax asset, net	39,164	40,398
Goodwill and other intangible assets	66,622	66,646
Other assets	15,706	18,102
TOTAL ASSETS	$1,143,244	$1,172,152
LIABILITIES AND EQUITY
Accounts payable	$15,839	$21,409
Accrued employee compensation and benefits	2,284	5,814
Accrued property taxes	2,351	3,822
Accrued interest	1,143	2,343
Income taxes payable	1,708	3,876
Other accrued expenses	33,182	32,927
Other liabilities	19,194	29,157
Debt	345,412	357,407
TOTAL LIABILITIES	421,113	456,755
COMMITMENTS AND CONTINGENCIES
EQUITY
Forestar Group Inc. shareholders’ equity:
Preferred stock, par value $0.01 per share, 25,000,000 authorized shares, none issued	—	—
Common stock, par value $1.00 per share, 200,000,000 authorized shares, 36,946,603 issued at first quarter-end 2014 and year-end 2013	36,947	36,947
Additional paid-in capital	554,415	556,676
Retained earnings	158,752	150,418
Treasury stock, at cost, 2,031,919 shares at first quarter-end 2014 and 2,199,666 shares at year-end 2013	(31,779)	(34,196)
Total Forestar Group Inc. shareholders’ equity	718,335	709,845
Noncontrolling interests	3,796	5,552
TOTAL EQUITY	722,131	715,397
TOTAL LIABILITIES AND EQUITY	$1,143,244	$1,172,152
Please read the notes to consolidated financial statements.

FORESTAR GROUP INC.
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	First Quarter
	2014	2013
	(In thousands, except per share amounts)
REVENUES
Real estate sales and other	$55,547	$24,518
Commercial and income producing properties	9,933	54,171
Real estate	65,480	78,689
Oil and gas	17,554	15,504
Other natural resources	1,571	3,278
	84,605	97,471
COSTS AND EXPENSES
Cost of real estate sales and other	(26,064)	(12,095)
Cost of commercial and income producing properties	(10,120)	(40,951)
Cost of oil and gas producing activities	(12,620)	(7,834)
Cost of other natural resources	(776)	(692)
Other operating	(13,997)	(15,909)
General and administrative	(5,145)	(10,470)
	(68,722)	(87,951)
OPERATING INCOME	15,883	9,520
Equity in earnings of unconsolidated ventures	991	913
Interest expense	(5,503)	(4,539)
Other non-operating income	2,294	1,141
INCOME BEFORE TAXES	13,665	7,035
Income tax expense	(4,658)	(1,993)
CONSOLIDATED NET INCOME	9,007	5,042
Less: Net (income) attributable to noncontrolling interests	(673)	(1,091)
NET INCOME ATTRIBUTABLE TO FORESTAR GROUP INC.	$8,334	$3,951
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	35,576	35,259
Diluted	43,913	35,722
NET INCOME PER COMMON SHARE
Basic	$0.20	$0.11
Diluted	$0.19	$0.11
TOTAL COMPREHENSIVE INCOME	$8,334	$3,951
Please read the notes to consolidated financial statements.

FORESTAR GROUP INC.
Consolidated Statements of Cash Flows
(Unaudited)

	First Quarter
	2014	2013
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$9,007	$5,042
Adjustments:
Depreciation, depletion and amortization	7,439	6,292
Change in deferred income taxes	2,976	649
Change in unrecognized tax benefits	—	37
Equity in earnings of unconsolidated ventures	(991)	(913)
Distributions of earnings of unconsolidated ventures	1,018	—
Share-based compensation	313	10,415
Real estate cost of sales	24,812	41,345
Dry hole exploration costs	1,626	742
Real estate development and acquisition expenditures, net	(35,035)	(17,568)
Reimbursements from utility and improvement districts	1,536	209
Other changes in real estate	652	140
Changes in deferred income	(132)	2,429
Other	1,370	129
Changes in:
Notes and accounts receivable	7,433	643
Prepaid expenses and other	790	(26)
Accounts payable and other accrued liabilities	(15,104)	(17,103)
Income taxes	(2,167)	833
Net cash provided by operating activities	5,543	33,295
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, equipment, software and reforestation and other	(4,699)	(915)
Oil and gas properties and equipment	(19,357)	(12,980)
Investment in unconsolidated ventures	(4,293)	(745)
Return of investment in unconsolidated ventures	155	1,065
Other	—	74
Net cash used for investing activities	(28,194)	(13,501)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible senior notes, net	—	120,795
Payments of debt	(15,711)	(90,748)
Additions to debt	2,608	27,712
Deferred financing fees	—	(15)
Distributions to noncontrolling interests, net	(498)	(809)
Purchase of noncontrolling interests	(7,971)	—
Exercise of stock options	754	533
Payroll taxes on issuance of stock-based awards	(879)	(1,024)
Excess income tax benefit from share-based compensation	20	54
Net cash provided by (used for) financing activities	(21,677)	56,498

Net increase (decrease) in cash and cash equivalents	(44,328)	76,292
Cash and cash equivalents at beginning of period	192,307	10,361
Cash and cash equivalents at end of period	$147,979	$86,653
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
We prepare our unaudited interim financial statements in accordance with U.S. generally accepted accounting principles and Securities and Exchange Commission requirements for interim financial statements. As a result, they do not include all the information and disclosures required for complete financial statements. However, in our opinion, all adjustments considered necessary for a fair presentation have been included. Such adjustments consist only of normal recurring items unless otherwise noted. We make estimates and assumptions about future events. Actual results can, and probably will, differ from those we currently estimate including those principally related to allocating costs to real estate, measuring long-lived assets for impairment, oil and gas revenue accruals, capital expenditure and lease operating expense accruals associated with our oil and gas production activities, oil and gas reserves and depletion of our oil and gas properties. These interim operating results are not necessarily indicative of the results that may be expected for the entire year. For further information, please read the financial statements included in our 2013 Annual Report on Form 10-K.
Note 2—New and Pending Accounting Pronouncements
Accounting Standards Adopted in 2014
In first quarter 2014, we adopted ASU 2013-04 — Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. This ASU requires an entity that is jointly and severally liable to measure the obligation as the sum of the amount the entity has agreed with co-obligors to pay and any additional amount it expects to pay on behalf of one or more co-obligors. Adoption did not materially affect our earnings or financial position.
Pending Accounting Standards
As of first quarter-end 2014, there are no pending accounting standards that will impact our earnings, financial position or disclosures.
Note 3—Real Estate
Real estate consists of:

	First Quarter-End	Year-End
	2014	2013
	(In thousands)
Entitled, developed and under development projects	$361,978	$361,687
Undeveloped land (includes land in entitlement)	85,918	86,367
Commercial and income producing properties
Carrying value	107,560	99,476
Less: accumulated depreciation	(28,646)	(28,066)
Net carrying value	78,914	71,410
	$526,810	$519,464

Included in entitled, developed and under development projects are the estimated costs of assets we expect to convey to utility and improvement districts of $63,743,000 at first quarter-end 2014 and $62,183,000 at year-end 2013, including $41,795,000 at first quarter-end 2014 and year-end 2013 related to our Cibolo Canyons project near San Antonio, Texas. These costs relate to water, sewer and other infrastructure assets we have submitted to utility or improvement districts for approval and reimbursement. We submitted for reimbursement to these districts $4,126,000 in first quarter 2014 and $103,000 in first quarter 2013. We collected reimbursements of $1,536,000 from these districts in first quarter 2014 and $209,000 in first quarter 2013. We expect to collect the remaining amounts billed when these districts achieve adequate tax bases to support payment.
Also included in entitled, developed and under development projects is our investment in the resort development owned by third parties at our Cibolo Canyons project. We did not receive any payments from the special improvement district in first quarter 2014 or first quarter 2013. At first quarter-end 2014, we have $28,118,000 invested in the resort development.
In first quarter 2014, commercial and income producing properties increased principally due to the acquisition of a multifamily development site in Austin for $8,239,000. At first quarter-end 2014, commercial and income producing properties primarily represents our investment in a 413 guest room hotel in Austin with a carrying value of $27,658,000 and our investment in multifamily development sites located in Charlotte, Denver, Austin and Dallas with a combined carrying value of $50,660,000.
Depreciation expense, primarily related to commercial and income producing properties, was $580,000 in first quarter 2014 and $849,000 in first quarter 2013 and is included in other operating expenses.
Note 4—Oil and Gas Properties and Equipment, net
Net capitalized costs, utilizing the successful efforts method of accounting, related to our oil and gas producing activities follows:

	First Quarter-End	Year-End
	2014	2013
	(In thousands)
Unproved oil and gas properties	$93,032	$100,320
Proved oil and gas properties	176,936	155,262
Total capitalized costs	269,968	255,582
Less: accumulated depreciation, depletion and amortization	(27,514)	(22,941)
	$242,454	$232,641
Note 5—Goodwill and Other Intangible Assets
Carrying value of goodwill and other intangible assets follows:

	First Quarter-End	Year-End
	2014	2013
	(In thousands)
Goodwill	$64,493	$64,493
Identified intangibles, net	2,129	2,153
	$66,622	$66,646
Goodwill of $60,619,000 represents the excess of the purchase price over the fair value of the tangible and intangible assets associated with acquisition of CREDO Petroleum Corporation (Credo) in 2012 and $3,874,000 associated with a water resources company acquired in 2010.
Identified intangibles include $1,681,000 in indefinite lived groundwater leases associated with a water resources company acquired in 2010. In addition, identified intangibles includes $590,000 related to patents with definite lives associated with the Calliope Gas Recovery System associated with our acquisition of Credo and is being amortized over the average remaining useful life of the patents. The net carrying value at first quarter-end 2014 is $448,000.

Note 6—Equity
A reconciliation of changes in equity at first quarter-end 2014 follows:

	Forestar Group Inc.	Noncontrolling Interests	Total
	(In thousands)
Balance at year-end 2013	$709,845	$5,552	$715,397
Net income	8,334	673	$9,007
Distributions to noncontrolling interests	—	(498)	$(498)
Dissolution of noncontrolling interests	—	1,342	$1,342
Purchase of noncontrolling interests, net of deferred taxes of $1,730,000	(2,968)	(3,273)	$(6,241)
Other (primarily share-based compensation)	3,124	—	$3,124
	$718,335	$3,796	$722,131

In first quarter 2014, we acquired our partner's noncontrolling interests in all but one of the Lantana partnerships for $7,971,000. Prior to acquisition of the noncontrolling interests, we were the primary beneficiary of all but one of the Lantana partnerships which were variable interest entities (VIEs) and consolidated in our financial statements. We adjusted the carrying amount of noncontrolling interests to reflect the change in our ownership interest in the partnerships. The difference between the consideration paid and the carrying amount of the noncontrolling interests acquired is recognized as an adjustment to additional paid in capital attributable to Forestar, net of deferred taxes.
Note 7—Investment in Unconsolidated Ventures
At first quarter-end 2014, we had ownership interests generally ranging from 25 to 50 percent in 13 ventures that we account for using the equity method. We have no ventures that are accounted for using the cost method.
In first quarter 2014, we created CREA FMF Nashville LLC venture with Massachusetts Mutual Life Insurance Co. to develop a 320-unit multifamily property in Nashville, Tennessee. We contributed $5,897,000 of land and pre-development costs to the venture, net of $7,191,000 of reimbursements received from the venture for pre-development costs we previously incurred. The venture obtained a senior secured construction loan in the amount of $51,950,000 that bears interest at 30-day LIBOR plus 2.50% per annum, of which $9,300,000 was outstanding at first quarter-end 2014. We provide the lender a construction completion guaranty; a guaranty of repayment of 25 percent of the principal balance and unpaid accrued interest; and a nonrecourse carve-out guaranty. The principal guaranty will reduce from 25 percent of principal to zero upon achievement of certain conditions. At first quarter-end 2014, our investment in this venture is $5,655,000.
Combined summarized balance sheet information for our ventures accounted for using the equity method follows:

	Venture Assets		Venture Borrowings(a)		Venture Equity		Our Investment
	First Quarter-End	Year-End	First Quarter-End	Year-End	First Quarter-End	Year-End	First Quarter-End	Year-End
	2014	2013	2014	2013	2014	2013	2014	2013
	(In thousands)
242, LLC (b)	$22,804	$23,751	$495	$921	$19,371	$19,838	$8,861	$9,084
CJUF III, RH Holdings	38,072	36,320	21,063	18,492	15,202	15,415	3,021	3,235
CL Ashton Woods (c)	10,413	10,473	—	—	9,924	9,704	3,862	3,544
CL Realty	7,988	8,298	—	—	7,898	8,070	3,949	4,035
CREA FMF Nashville (b)	16,554	—	9,300	—	6,125	—	5,655	—
FMF Peakview	33,678	30,673	15,148	12,533	16,547	16,620	3,391	3,406
HM Stonewall Estates (c)	3,322	3,781	—	63	3,320	3,718	1,896	2,128
LM Land Holdings (c)	38,171	33,298	10,925	9,768	16,008	13,347	8,960	8,283
PSW Communities	8,901	—	4,457	—	4,295	—	3,811	—
Temco	13,134	13,320	—	—	12,942	13,160	6,471	6,580
Other ventures (3) (d)	12,275	12,723	29,720	29,699	(31,681)	(31,357)	582	852
	$205,312	$172,637	$91,108	$71,476	$79,951	$68,515	$50,459	$41,147

Combined summarized income statement information for our ventures accounted for using the equity method follows:

	Venture Revenues		Venture Earnings (Loss)		Our Share of Earnings (Loss)
	First Quarter
	2014	2013	2014	2013	2014	2013
	(In thousands)
242, LLC (b)	$1,475	$1,634	$533	$483	$277	$258
CJUF III, RH Holdings	363	—	(213)	(116)	(213)	(116)
CL Ashton Woods (c)	708	1,472	220	257	318	577
CL Realty	368	428	230	236	115	118
CREA FMF Nashville	—	—	(25)	—	(25)	—
FMF Peakview	—	—	(73)	(32)	(15)	(6)
HM Stonewall Estates (c)	1,001	—	352	(25)	141	(6)
LM Land Holdings (c)	4,898	1,311	2,927	599	677	168
PSW Communities	—	—	(216)	—	(189)	—
Temco	60	69	(18)	(12)	(9)	(6)
Other ventures (3)	22	4,362	(48)	(631)	(86)	(74)
	$8,895	$9,276	$3,669	$759	$991	$913
 _____________________

(a)	Total includes current maturities of $38,261,000 at first quarter-end 2014, of which $38,115,000 is non-recourse to us, and $37,966,000 at year-end 2013, of which $37,822,000 is non-recourse to us.

(b)
Includes unamortized deferred gains on real estate contributed by us to ventures. We recognize deferred gains as income as real estate is sold to third parties. Deferred gains of $1,648,000 are reflected as a reduction to our investment in unconsolidated ventures at first quarter-end 2014.

(c)
Includes unrecognized basis difference of $1,836,000 which is reflected as a reduction of our investment in unconsolidated ventures at first quarter-end 2014. The difference will be accreted as income or expense over the life of the investment and included in our share of earnings (loss) from the respective ventures.

(d)
Our investment in other ventures reflects our ownership interests generally ranging from 25 to 50 percent, excluding venture losses that exceed our investment where we are not obligated to fund those losses. Please read Note 16—Variable Interest Entities for additional information.

In first quarter 2014, we contributed $4,293,000 to these ventures and received $1,173,000 in distributions, and in first quarter 2013, we contributed $745,000 to these ventures and received $1,065,000 in distributions. Distributions include both return of investments and distribution of earnings.
We have provided performance bonds and letters of credit on behalf of certain ventures that could be drawn on due to failure to satisfy construction obligations as general contractor or for failure to timely deliver streets and utilities in accordance with local codes and ordinances. At first quarter-end 2014, we have $26,640,000 outstanding, of which $26,577,000 is related to development and construction of a 257-unit multifamily property in Austin estimated to be completed in second quarter 2014.
Note 8—Receivables
Receivables consist of:

	First Quarter-End	Year-End
	2014	2013
	(In thousands)
Loan secured by real estate	$6,172	$7,610
Other loans secured by real estate, average interest rates of 4.42% at first quarter-end 2014 and 5.00% at year-end 2013	7,892	7,987
Oil and gas joint interest billing receivables	5,410	3,896
Oil and gas revenue accruals	7,544	8,137
Other receivables and accrued interest	4,945	11,648
	31,963	39,278
Allowance for bad debts	(26)	(26)
	$31,937	$39,252

At first quarter-end 2014, we have $6,172,000 invested in a loan which was acquired from a financial institution in second quarter 2011 when it was non-performing and is secured by a lien on developed and undeveloped real estate located near Houston designated for single-family residential and commercial development. Interest accrues at nine percent the first three years escalating to ten percent in year four and 12 percent in year five, with interest above 6.25 percent to be forgiven if the loan is prepaid by certain dates. In first quarter 2014, we received principal payments of $3,394,000 and cash interest payments of $216,000. At first quarter-end 2014, the outstanding principal balance was $12,305,000.
Estimated accretable yield follows:

First Quarter-End
2014
(In thousands)
Beginning of period (year-end 2013)	$8,908
Change in accretable yield due to change in timing of estimated cash flows	(376)
Interest income recognized (in first three months 2014)	(2,172)
End of period	$6,360
Other loans secured by real estate generally are secured by a deed of trust and generally due within three years.
Note 9—Debt
Debt consists of:

	First Quarter-End	Year-End
	2014	2013
	(In thousands)
Senior secured credit facility
Term loan facility — average interest rate of 4.15% at first quarter-end 2014 and 4.17% at year-end 2013	$200,000	$200,000
3.75% convertible senior notes due 2020, net of discount	100,716	99,890
6.00% tangible equity units, net of discount	23,201	25,619
Secured promissory notes — average interest rates of 3.15% at first quarter-end 2014 and 3.17% at year-end 2013	15,400	15,400
Other indebtedness — interest rates ranging from 5.00% to 5.50% at first quarter-end 2014	6,095	16,498
	$345,412	$357,407

Our debt agreements contain financial covenants customary for such agreements including minimum levels of interest coverage and limitations on leverage. At first quarter-end 2014, we were in compliance with the financial covenants of these agreements.
At first quarter-end 2014, our senior secured credit facility provides for a $200,000,000 term loan maturing September 14, 2017, and a $200,000,000 revolving line of credit maturing September 14, 2015. The term loan and the revolving line of credit may be prepaid at any time without penalty. The revolving line of credit includes a $100,000,000 sublimit for letters of credit, of which $3,705,000 is outstanding at first quarter-end 2014. Total borrowings under our senior secured credit facility (including the face amount of letters of credit) may not exceed a borrowing base formula. At first quarter-end 2014, we had $140,031,000 in net unused borrowing capacity under our senior secured credit facility.
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

On March 14, 2014, we entered into an amendment to our senior secured credit facility to permit us to incur up to $300,000,000 of additional bond indebtedness. Please see Note 18—Subsequent Event for information about entry into an agreement to issue senior secured notes.
At first quarter-end 2014, secured promissory notes represent a $15,400,000 loan collateralized by a 413 guest room hotel located in Austin with a carrying value of $27,658,000. Other indebtedness, principally non-recourse, is collateralized by entitled, developed and under development projects with a carrying value of $21,387,000.
At first quarter-end 2014 and year-end 2013, we have $6,995,000 and $7,896,000 in unamortized deferred financing fees which are included in other assets. Amortization of deferred financing fees was $901,000 in first quarter 2014 and $829,000 in first quarter 2013 and is included in interest expense.
Note 10—Fair Value
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
Non-financial assets measured at fair value on a non-recurring basis principally include real estate assets, oil and gas properties, assets held for sale, goodwill and other intangible assets, which are measured for impairment. In first quarter 2014 and 2013, no non-financial assets were remeasured at fair value.
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
Information about our fixed rate financial instruments not measured at fair value follows:

	First Quarter-End 2014		Year-End 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Technique
	(In thousands)
Loan secured by real estate	$6,172	$13,810	$7,610	$18,025	Level 2
Fixed rate debt	(123,917)	(113,102)	(126,640)	(118,634)	Level 2

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
Please read Note 17—Share-Based Compensation for information about additional shares of common stock that could be issued under terms of our share-based compensation plans.
At first quarter-end 2014, personnel of former affiliates held options to purchase 713,000 shares of our common stock. The options have a weighted average exercise price of $26.02 and a weighted average remaining contractual term of two years. At first quarter-end 2014, the options have an aggregate intrinsic value of $60,000.

Note 12—Net Income per Share
Basic and diluted earnings per share is computed using the two-class method. The two-class method is an earnings allocation formula that determines net income per share for each class of common stock and participating security. We have determined that our 6.00% tangible equity units (Units) are participating securities. Per share amounts are computed by dividing earnings available to common shareholders by the weighted average shares outstanding during each period.
The computations of basic and diluted earnings per share are as follows:

	First Quarter
	2014	2013
	(In thousands)
Numerator:
Consolidated net income	$9,007	$5,042
Less: Net income attributable to noncontrolling interest	(673)	(1,091)
Earnings available for diluted earnings per share	$8,334	$3,951
Less: Undistributed net income allocated to participating securities	(1,295)	—
Earnings available to common shareholders for basic earnings per share	$7,039	$3,951

Denominator:
Weighted average common shares outstanding — basic	35,576	35,259
Weighted average common shares upon conversion of participating securities (a)	7,857	—
Dilutive effect of stock options, restricted stock and equity-settled awards	480	463
Total weighted average shares outstanding — diluted	43,913	35,722
Anti-dilutive awards excluded from diluted weighted average shares	2,051	2,447

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
We intend to settle the principal amount of our convertible senior notes (Convertible Notes) in cash upon conversion with only the amount in excess of par value of the Convertible Notes to be settled in shares of our common stock. Therefore, our calculation of diluted net income per share using the treasury stock method includes only the amount, if any, in excess of par value of the Convertible Notes. As such, the Convertible Notes have no impact on diluted net income per share until the price of our common stock exceeds the $24.49 conversion price of the Convertible Notes. The average price of our common stock in first quarter 2014 did not exceed the conversion price which resulted in no additional diluted outstanding shares.
Note 13—Income Taxes
Our effective tax rate was 34 percent in first quarter 2014, which includes a two percent benefit for noncontrolling interests. Our effective tax rate was 28 percent in first quarter 2013, which included an eight percent benefit for noncontrolling interests. In addition, 2014 and 2013 effective tax rates include the effect of state income taxes, nondeductible items and benefits of percentage depletion.
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
We have asset retirement obligations related to the abandonment and site restoration requirements that result from the acquisition, construction and development of oil and gas properties. We record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Accretion expense related to the asset retirement obligation and depletion expense related to capitalized asset retirement cost is included in cost of oil and gas producing activities on our consolidated statements of income and comprehensive income. At first quarter-end 2014, our asset retirement obligation was $1,530,000, which is included in other liabilities.
Note 15—Segment Information
We manage our operations through three segments: real estate, oil and gas and other natural resources. Real estate secures entitlements and develops infrastructure on our lands for single-family residential and mixed-use communities, and manages our undeveloped land, commercial and income producing properties, primarily a hotel and our multifamily investments. Oil and gas is an independent oil and gas exploration, development and production operation and manages our owned and leased mineral interests. Other natural resources manages our timber, recreational leases and water resource initiatives.
Total assets allocated by segment are as follows:

	First Quarter-End	Year-End
	2014	2013
	(In thousands)
Real estate	$592,447	$582,802
Oil and gas	320,972	312,553
Other natural resources	23,381	23,478
Assets not allocated to segments (a)	206,444	253,319
	$1,143,244	$1,172,152
  _________________________

(a)
Assets not allocated to segments at first quarter-end 2014 principally consist of cash and cash equivalents of $147,979,000 and a net deferred tax asset of $39,164,000. Assets not allocated to segments at year-end 2013 principally consist of cash and cash equivalents of $192,307,000 and a net deferred tax asset of $40,398,000.

We evaluate performance based on segment earnings (loss) before unallocated items and income taxes. Segment earnings (loss) consist of operating income, equity in earnings (loss) of unconsolidated ventures, gain on sales of assets, interest income on loans secured by real estate and net (income) loss attributable to noncontrolling interests. Items not allocated to our business segments consist of general and administrative expense, share-based compensation, gain on sale of strategic timberland, interest expense and other corporate non-operating income and expense. The accounting policies of the segments are the same as those described in Note 1—Basis of Presentation. Our revenues are derived from U.S. operations and all of our assets are located in the U.S. In first quarter 2014, revenues of $15,573,000 from one single customer of our real estate segment accounted for more than ten percent of our total revenues as result of selling approximately 8,400 acres of undeveloped land.

Segment revenues and earnings are as follows:

	First Quarter
	2014	2013
	(In thousands)
Revenues:
Real estate	$65,480	$78,689
Oil and gas	17,554	15,504
Other natural resources	1,571	3,278
Total revenues	$84,605	$97,471
Segment earnings (loss):
Real estate	$23,575	$19,446
Oil and gas	807	5,127
Other natural resources	(528)	1,252
Total segment earnings	23,854	25,825
Items not allocated to segments (a)	(10,862)	(19,881)
Income before taxes attributable to Forestar Group Inc.	$12,992	$5,944
  _________________________

(a)	Items not allocated to segments consist of:

	First Quarter
	2014	2013
	(In thousands)
General and administrative expense	$(5,168)	$(4,958)
Shared-based compensation expense	(313)	(10,415)
Interest expense	(5,503)	(4,539)
Other corporate non-operating income	122	31
	$(10,862)	$(19,881)
Note 16—Variable Interest Entities
We participate in real estate ventures for the purpose of acquiring and developing residential, multifamily and mixed-use communities in which we may or may not have a controlling financial interest. Generally accepted accounting principles require consolidation of VIEs in which an enterprise has a controlling financial interest and is the primary beneficiary. A controlling financial interest will have both of the following characteristics: (a) the power to direct the VIE activities that most significantly impact economic performance and (b) the obligation to absorb the VIE losses and right to receive benefits that are significant to the VIE. We examine specific criteria and use judgment when determining whether we are the primary beneficiary and must consolidate a VIE. We perform this review initially at the time we enter into venture agreements and subsequently when reconsideration events occur.
At first quarter-end 2014, we are not the primary beneficiary of four VIEs that we account for using the equity method. Although we have certain rights regarding major decisions, we do not have the power to direct the activities that are most significant to the economic performance of these VIEs. At first quarter-end 2014, these VIEs have total assets of $36,824,000, substantially all of which represent developed and undeveloped real estate, and total liabilities of $58,991,000, which includes $27,336,000 of borrowings classified as current maturities. These amounts are included in other ventures in the combined summarized balance sheet information for ventures accounted for using the equity method in Note 7—Investment in Unconsolidated Ventures. At first quarter-end 2014, our investment in these VIEs is $10,311,000 and is included in investment in unconsolidated ventures. In first quarter 2014, we contributed $4,293,000 to these VIEs. Our maximum exposure to loss related to one of these VIEs is estimated at $3,663,000, which exceeds our investment as we have a nominal general partner interest and could be held responsible for its liabilities. The maximum exposure to loss represents the maximum loss that we could be required to recognize assuming all the ventures’ assets (principally real estate) are worthless, without consideration of the probability of a loss or of any actions we may take to mitigate any such loss.

Note 17—Share-Based Compensation
Share-based compensation expense consists of:

	First Quarter
	2014	2013
	(In thousands)
Cash-settled awards	$(2,683)	$6,647
Equity-settled awards	2,349	1,719
Restricted stock	46	395
Stock options	601	1,654
	$313	$10,415
Share-based compensation expense is included in:

	First Quarter
	2014	2013
	(In thousands)
General and administrative expense	$(23)	$5,512
Other operating expense	336	4,903
	$313	$10,415
In first quarter 2014, we granted 92,800 cash-settled awards and 467,200 equity-settled awards. Equity-settled awards granted to employees in the first quarter 2014 include restricted stock units (RSUs), market-leveraged stock units (MSUs) and performance stock units (PSUs). Both cash-settled and equity-settled RSUs vest ratably over three years from the date of grant. Equity-settled MSUs and PSUs vest after three years from the date of grant upon achievement of market condition for MSUs and upon achievement of performance goals for PSUs. Equity-settled awards in the form of RSUs granted to our directors are fully vested at the time of grant and are issued upon retirement. There were no restricted stock awards or stock options granted in first quarter 2014.
The fair value of awards granted to retirement eligible employees and expensed at the date of grant was $760,000 in first quarter 2014 and $590,000 in first quarter 2013. Unrecognized share-based compensation expense related to non-vested equity-settled awards, restricted stock and stock options is $14,082,000 at first quarter-end 2014.
In first quarter 2014 and 2013, we issued 167,747 and 13,807 shares out of our treasury stock associated for vesting of stock-based awards or exercise of stock options, net of 46,314 and 54,322 shares withheld having a value of $879,000 and $1,024,000 for payroll taxes in connection with vesting of stock-based awards.
Note 18—Subsequent Event
On May 7, 2014, we entered into an agreement to issue and sell $250,000,000 aggregate principal amount of 8.50% senior secured notes due 2022 (Notes) in a private placement. We expect to close the sale of the Notes on May 12, 2014. The Notes will pay interest semiannually and will mature on June 1, 2022.
Net proceeds from the offering will be used to retire the $200,000,000 term loan under our senior secured credit facility and pay transaction costs and expenses, and we also intend to use the remaining net proceeds for general corporate purposes, which may include strategic growth opportunities.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2013 Annual Report on Form 10-K. Unless otherwise indicated, information is presented as of first quarter-end 2014, and references to acreage owned includes all acres owned by ventures regardless of our ownership interest in a venture.
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

•	the levels of resale housing inventory and potential impact of foreclosures in our mixed-use development projects and the regions in which they are located;

•	fluctuations in costs and expenses;

•	demand for new housing, which can be affected by a number of factors including the availability of mortgage credit;

•	demand for multifamily communities, which can be affected by a number of factors including local markets and economic conditions;

•	competitive actions by other companies;

•	changes in governmental policies, laws or regulations and actions or restrictions of regulatory agencies;

•	our realization of the expected benefits of acquiring CREDO Petroleum Corporation (Credo);

•	risks associated with oil and gas exploration, drilling and production activities;

•	fluctuations in oil and gas commodity prices;

•	government regulation of exploration and production technology, including hydraulic fracturing;

•	the results of financing efforts, including our ability to obtain financing with favorable terms, or at all;

•	our ability to make interest and principal payments on our debt and satisfy the other covenants contained in our senior credit facility, indentures and other debt agreements;

•	our partners’ ability to fund their capital commitments and otherwise fulfill their operating and financial obligations;

•	the effect of limitations, restrictions and natural events on our ability to harvest and deliver timber;

•	inability to obtain permits for, or changes in laws, governmental policies or regulations affecting, water withdrawal or usage;

•	the final resolutions or outcomes with respect to our contingent and other liabilities related to our business; and

•	our ability to execute our growth strategy and deliver acceptable returns from acquisitions and other investments.

Other factors, including the risk factors described in Item 1A of our 2013 Annual Report on Form 10-K, may also cause actual results to differ materially from those projected by our forward-looking statements. New factors emerge from time to time and it is not possible for us to predict all such factors, nor can we assess the impact of any such factor on our business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.
Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.
Strategy
Our strategy is:

•	Recognizing and responsibly delivering the greatest value from every acre; and

•	Growing through strategic and disciplined investments.
2014 Strategic Initiatives
On February 13, 2014, we announced Growing FORward, new strategic initiatives designed to further enhance shareholder value by:

•	Growing segment earnings through strategic and disciplined investments,

•	Increasing returns, and

•	Repositioning non-core assets.
Results of Operations
A summary of our consolidated results by business segment follows:

	First Quarter
	2014	2013
	(In thousands)
Revenues:
Real estate	$65,480	$78,689
Oil and gas	17,554	15,504
Other natural resources	1,571	3,278
Total revenues	$84,605	$97,471
Segment earnings (loss):
Real estate	$23,575	$19,446
Oil and gas	807	5,127
Other natural resources	(528)	1,252
Total segment earnings	23,854	25,825
Items not allocated to segments:
General and administrative expense	(5,168)	(4,958)
Share-based compensation expense	(313)	(10,415)
Interest expense	(5,503)	(4,539)
Other corporate non-operating income	122	31
Income before taxes	12,992	5,944
Income tax expense	(4,658)	(1,993)
Net income attributable to Forestar Group Inc.	$8,334	$3,951

Significant aspects of our results of operations follow:
First Quarter 2014

•	Real estate segment earnings benefited from increased undeveloped land sales and residential lot sales activity.

•
Oil and gas segment earnings decreased principally due to higher exploration, production and operating expenses which were partially offset by higher working interest production volumes compared with first quarter 2013. In addition, segment earnings were negatively impacted by lower production volumes and delay rental revenues associated with our owned mineral interests.

•	Other natural resources segment earnings decreased primarily due to lower fiber volumes.

•
First quarter 2014 share-based compensation expense decreased principally as result of a 16 percent decrease in our stock price since year-end 2013, compared with a 26 percent increase in our stock price in first quarter 2013 since year-end 2012, which impacted the value of vested cash-settled awards.

•	First quarter 2014 net income increased principally due to the reduction in shared-based compensation expense compared with first quarter 2013.
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
Current Market Conditions
U.S. single-family residential market conditions continued to improve in first quarter 2014, driven by a growing demand for homes and a tightening supply of homes available for sale. Housing demand has been fueled primarily by improved housing affordability, largely due to relatively low mortgage rates, and increased consumer confidence. Inventories of new homes are at historically low levels in many areas. In addition, declining finished lot inventories and supply of economically developable raw land is increasing demand for our developed lots. However, persistently high unemployment levels, national and global economic weakness and uncertainty, and a restrictive mortgage lending environment continue to threaten a robust recovery in the housing market. Multifamily market conditions continue to be strong, with many markets experiencing healthy occupancy levels and positive rent growth. This improvement has been driven primarily by limited housing inventory, reduced single-family mortgage credit availability, and the increased propensity to rent among the 18 to 34 year old demographic of the U.S. population.
Oil prices have continued to strengthen over the last several months and generally have been stronger over the last two years. Gas prices are up over 50 percent from year ago levels, but are significantly lower than realized prices over the last decade.  Prolonged cold weather throughout the 2013 - 2014 heating season has taken working gas in storage below the midpoint of the five year average causing gas prices to recover from their lows of a year ago.  Exploration and development activity continues to be oil focused due to the premium price of oil over gas when comparing energy equivalency and current estimates of domestic gas producing supplies are believed to be sufficient.
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
We operate in cyclical industries. Our operations are affected to varying degrees by supply and demand factors and economic conditions including changes in interest rates, availability of mortgage credit, consumer and home builder sentiment, new housing starts, real estate values, employment levels, changes in the market prices for oil, gas and timber, and the overall strength or weakness of the U.S. economy.
Real Estate
We own directly or through ventures 119,000 acres of real estate located in ten states and 13 markets. Our real estate segment secures entitlements and develops infrastructure on our lands, primarily for single-family residential and mixed-use communities. We own approximately 95,000 acres in a broad area around Atlanta, Georgia, with the balance located primarily in Texas. We target investments principally in our strategic growth corridors, regions across the southern half of the United States that possess key demographic and growth characteristics that we believe make them attractive for long-term real estate investment. We own and manage our projects either directly or through ventures. Our real estate segment revenues are principally derived from the sales of residential single-family lots and tracts, undeveloped land and commercial real estate, and from the operation of income producing properties, primarily a hotel and multifamily properties we may develop and sell as a merchant builder.
A summary of our real estate results follows:

	First Quarter
	2014	2013
	(In thousands)
Revenues	$65,480	$78,689
Cost of sales	(36,184)	(53,046)
Operating expenses	(8,075)	(6,972)
	21,221	18,671
Interest income on loan secured by real estate	2,172	1,110
Equity in earnings of unconsolidated ventures	855	756
Less: Net income attributable to noncontrolling interests	(673)	(1,091)
Segment earnings	$23,575	$19,446
First quarter 2014 revenues were principally driven by residential real estate and undeveloped land sales. In addition, first quarter 2014 revenues include construction revenues of $3,233,000 associated with our multifamily guaranteed maximum price construction contracts as general contractor. We are reimbursed for costs paid to subcontractors plus we may earn a development and construction fee on certain projects, both of which are included in commercial and income producing properties revenue. Revenues associated with multifamily construction contracts for first quarter 2013 were $6,146,000.
First quarter 2014 cost of sales includes $5,502,000 related to multifamily construction contract costs we incurred as general contractor and paid to subcontractors associated with our development of two multifamily venture properties, which includes a $2,269,000 charge absorbed by us reflecting estimated cost increases associated with our fixed fee contract as a general contractor for these two multifamily venture properties. Cost of sales associated with multifamily construction contracts for first quarter 2013 were $6,146,000. First quarter 2013 cost of sales also included $29,707,000 in carrying value related to Promesa, a 289-unit multifamily property we developed as a merchant builder and sold.
Interest income principally represents earnings from a loan we hold which is secured by a mixed-use real estate community in Houston.
In first quarter 2014, the decrease in net income attributable to noncontrolling interests compared with first quarter 2013 is principally due to the purchase of the 45 percent noncontrolling interests in all but one of the Lantana ventures for $7,971,000 on March 12, 2014.

Revenues in our owned and consolidated ventures consist of:

	First Quarter
	2014	2013
	(In thousands)
Residential real estate	$35,261	$19,102
Commercial real estate	171	1,251
Undeveloped land	19,713	2,709
Commercial and income producing properties	9,933	54,171
Other	402	1,456
	$65,480	$78,689

Residential real estate revenues principally consist of the sale of single-family lots to national, regional and local homebuilders. Revenues increased in first quarter 2014 compared with first quarter 2013 due to increased lot sales volume offset by lower average price per lot sold. In addition, in first quarter 2014, we sold 831 undeveloped residential tract acres for $1,512,000 which generated segment earnings of $524,000.
In first quarter 2014, undeveloped land sales increased as compared with first quarter 2013 due to sale of 9,329 acres for $19,713,000, or approximately $2,100 per acre, generating approximately $16,233,000 in segment earnings.
In first quarter 2014, commercial and income producing properties revenue decreased compared with first quarter 2013 as a result of the first quarter 2013 sale of Promesa, a 289-unit multifamily property in Austin which we developed and sold as a merchant builder for $41,000,000 generating segment earnings of $10,881,000.
In first quarter 2014, revenues related to our 413 guest room hotel in Austin were up $456,000 when compared with first quarter 2013, primarily due to higher average room rates and food and beverage sales.
Units sold in our owned and consolidated ventures consist of:

	First Quarter
	2014	2013
Residential real estate:
Lots sold	836	355
Revenue per lot sold	$40,161	$52,460
Commercial real estate:
Acres sold	—	3
Revenue per acre sold	$—	$382,741
Undeveloped land:
Acres sold	9,329	919
Revenue per acre sold	$2,113	$2,949
Operating expenses consist of:

	First Quarter
	2014	2013
	(In thousands)
Employee compensation and benefits	$2,858	$1,372
Property taxes	1,586	1,996
Professional services	1,139	1,170
Depreciation and amortization	648	1,029
Other	1,844	1,405
	$8,075	$6,972

Information about our real estate projects and our real estate ventures follows:

	First Quarter-End
	2014	2013
Owned and consolidated ventures:
Entitled, developed and under development projects
Number of projects	63	65
Residential lots remaining	15,715	19,938
Commercial acres remaining	1,832	2,048
Undeveloped land and land in the entitlement process
Number of projects	12	14
Acres in entitlement process	25,390	25,980
Acres undeveloped	76,638	88,789
Ventures accounted for using the equity method:
Ventures’ lot sales (for first quarter)
Lots sold	138	91
Average price per lot sold	$57,410	$49,642
Ventures’ entitled, developed and under development projects
Number of projects	8	7
Residential lots remaining	3,077	3,625
Commercial acres sold (for first quarter)	—	—
Average price per acre sold	$—	$—
Commercial acres remaining	240	321
Ventures’ undeveloped land and land in the entitlement process
Acres sold (for first quarter)	—	—
Average price per acre sold	$—	$—
Acres undeveloped	5,547	5,655
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
Our net investment in owned and consolidated real estate by geographic location follows:

State	Entitled, Developed, and Under Development Projects	Undeveloped Land and Land in Entitlement Process	Commercial and Income Producing Properties	Total
	(In thousands)
Texas	$297,001	$6,797	$50,851	$354,649
Georgia	18,141	56,017	—	74,158
Colorado	21,368	—	14,595	35,963
California	8,915	22,081	—	30,996
North Carolina	—	—	13,468	13,468
Tennessee	8,599	736	—	9,335
Other	7,954	287	—	8,241
	$361,978	$85,918	$78,914	$526,810

Oil and Gas
Our oil and gas segment is focused on the exploration, development and production of oil and gas on our mineral and leasehold interests.
We are an independent oil and gas exploration, development and production company. We have approximately 273,000 net mineral acres leased from others principally located in Nebraska and Kansas primarily targeting the Lansing-Kansas City formation, in the Texas Panhandle primarily targeting the Tonkawa and Cleveland formations, and in North Dakota primarily targeting the Bakken and Three Forks formations. Our leasehold interests include 37,000 net acres held by production and 467 gross oil and gas wells with working interest ownership, of which 185 are operated by us. These leasehold interests include about 8,000 net mineral acres in North Dakota focused on the Bakken and Three Forks formations.
In addition, we lease portions of our 590,000 owned net mineral acres located principally in Texas, Louisiana, Georgia and Alabama to other oil and gas companies in return for a lease bonus, delay rentals and a royalty interest, and we may negotiate an option to participate in oil and gas exploration and development or we may elect to drill as an operator. At first quarter-end 2014, we have about 29,000 net acres leased to others, about 36,000 net acres leased to others that are held by production and 547 gross productive wells operated by others on our owned mineral acres. Most leases are for a three to five year term although all or a portion of a lease may be extended as long as actual production is occurring.
A summary of our oil and gas results follows:

	First Quarter
	2014	2013
	(In thousands)
Revenues	$17,554	$15,504
Cost of oil and gas producing activities	(12,620)	(7,834)
Operating expenses	(4,259)	(2,690)
	675	4,980
Equity in earnings of unconsolidated ventures	132	147
Segment earnings	$807	$5,127
Revenues consist of:

	First Quarter
	2014	2013
	(In thousands)
Oil production (a)	$14,994	$13,188
Gas production	1,941	1,729
Other	619	587
	$17,554	$15,504
 _________________________

(a)	Oil production includes revenues from oil, condensate and natural gas liquids (NGLs).
In first quarter 2014, oil and gas production revenues increased principally as a result of higher production volumes. Increased oil production volume contributed $2,152,000, offset by lower oil prices which negatively impacted revenues by $346,000. Decreased gas production volume negatively impacted revenues by $296,000, offset by higher gas prices increasing revenues by $508,000 as compared with first quarter 2013.
In first quarter 2014, other revenues includes $598,000 in lease bonuses received from leasing approximately 1,700 net mineral acres owned in Texas and Louisiana. In first quarter 2013, other revenues include $458,000 in delay rental payments received from others associated with our owned mineral interests principally related to extending the lease term on approximately 1,300 net mineral acres.

Cost of oil and gas producing activities consists of:

	First Quarter
	2014	2013
	(In thousands)
Depletion and amortization	$4,596	$3,563
Exploration costs	4,135	1,308
Production costs	3,848	2,798
Other	41	165
	$12,620	$7,834
In first quarter 2014, cost of oil and gas producing activities increased compared with first quarter 2013 due to higher exploration, production and operating expenses. Depletion and amortization represent the non-cash cost of producing oil and gas associated with our working interests and is computed based on the units of production method. Production costs principally represent our share of production severance taxes related to both our royalty and working interests and lease operating expenses associated with producing working interest wells. Exploration costs principally represent exploratory dry hole costs, geological and geophysical and seismic study costs.

Oil and gas produced and average unit prices related to our royalty and working interests follows:

	First Quarter
	2014	2013
Consolidated entities:
Oil production (barrels)	157,000	133,400
Average oil price per barrel	$91.40	$95.39
NGL production (barrels)	15,000	14,500
Average NGL price per barrel	$43.11	$31.98
Total oil production (barrels), including NGLs	172,000	147,900
Average total oil price per barrel, including NGLs	$87.18	$89.19
Gas production (millions of cubic feet)	433.8	523.6
Average price per thousand cubic feet	$4.47	$3.30
Our share of ventures accounted for using the equity method:
Gas production (millions of cubic feet)	52.7	70.2
Average price per thousand cubic feet	$3.49	$3.05
Total consolidated and our share of equity method ventures:
Oil production (barrels)	157,000	133,400
Average oil price per barrel	$91.40	$95.39
NGL production (barrels)	15,000	14,500
Average NGL price per barrel	$43.11	$31.98
Total oil production (barrels), including NGLs	172,000	147,900
Average total oil price per barrel, including NGLs	$87.18	$89.19
Gas production (millions of cubic feet)	486.5	593.8
Average price per thousand cubic feet	$4.37	$3.27
Total BOE (barrel of oil equivalent) (a)	253,100	246,800
Average price per barrel of oil equivalent	$67.64	$61.30
 _________________________

(a)	Gas is converted to barrels of oil equivalent (BOE) using a conversion of six Mcf to one barrel of oil.

Operating expenses consist of:

	First Quarter
	2014	2013
	(In thousands)
Employee compensation and benefits	$2,571	$1,869
Professional and consulting services	389	258
Depreciation	251	159
Property taxes	276	82
Other	772	322
	$4,259	$2,690
First quarter 2014 operating expenses increased compared with first quarter 2013, primarily as a result of increased personnel costs for additional staffing hired in the second half of 2013 to support our oil and gas operations as an independent exploration, development and production company.
Other Natural Resources
Our other natural resources segment manages our timber holdings, recreational leases and water resource initiatives. At first quarter-end 2014, we have about 108,000 real estate acres we own directly or through ventures, primarily in Georgia, with timber, and about 14,000 acres of timber under lease. Our other natural resources segment revenues are principally derived from the sales of wood fiber from our land and leases for recreational uses. We have water interests in approximately 1.5 million acres, including a 45 percent nonparticipating royalty interest in groundwater produced or withdrawn for commercial purposes or sold from 1.4 million acres in Texas, Louisiana, Georgia and Alabama, and approximately 20,000 acres of ground water leases in central Texas. We have not received significant revenue or earnings from these interests.

A summary of our other natural resources results follows:

	First Quarter
	2014	2013
	(In thousands)
Revenues	$1,571	$3,278
Cost of sales	(776)	(692)
Operating expenses	(1,327)	(1,344)
	(532)	1,242
Equity in earnings of unconsolidated ventures	4	10
Segment earnings (loss)	$(528)	$1,252
Cost of sales principally includes non-cash cost of timber cut and sold and delay rental payments paid to others related to groundwater leases in central Texas.
Revenues consist of:

	First Quarter
	2014	2013
	(In thousands)
Fiber	$1,303	$2,989
Recreational leases and other	268	289
	$1,571	$3,278

Fiber sold consists of:

	First Quarter
	2014	2013
Pulpwood tons sold	28,200	120,600
Average pulpwood price per ton	$9.66	$9.76
Sawtimber tons sold	28,900	70,900
Average sawtimber price per ton	$21.71	$22.36
Total tons sold	57,100	191,500
Average stumpage price per ton (a)	$15.77	$14.43
 _________________________

(a)	Average stumpage price per ton is based on gross revenues less cut and haul costs.
In first quarter 2014, total fiber revenues decreased compared with first quarter 2013, due to decreased harvest activity due to higher mill inventories, offset partially by higher average prices.
Information about our recreational leases follows:

	First Quarter
	2014	2013
Average recreational acres leased	115,200	122,700
Average price per leased acre	$9.24	$9.15
Operating expenses consist of:

	First Quarter
	2014	2013
	(In thousands)
Professional and consulting services	$675	$707
Employee compensation and benefits	505	442
Facility and long-term timber lease costs	38	79
Other	109	116
	$1,327	$1,344

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
General and administrative expenses consist of:

	First Quarter
	2014	2013
	(In thousands)
Employee compensation and benefits	$2,261	$2,136
Professional services	742	837
Depreciation and amortization	144	224
Insurance costs	275	202
Facility costs	228	200
Other	1,518	1,359
	$5,168	$4,958
Income Taxes
Our effective tax rate was 34 percent in first quarter 2014, which includes a two percent benefit for noncontrolling interests. Our effective tax rate was 28 percent in first quarter 2013, which includes an eight percent benefit for noncontrolling interests. Our 2014 and 2013 effective tax rates also include the effect of state income taxes, nondeductible items and benefits of percentage depletion.
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
Capital Resources and Liquidity
Sources and Uses of Cash
We operate in cyclical industries and our cash flows fluctuate accordingly. Our principal sources of cash are proceeds from the sale of real estate and timber, the cash flow from oil and gas and income producing properties, borrowings and reimbursements from utility and improvement districts. Our principal cash requirements are for the acquisition and development of real estate and investment in oil and gas leasing and production activities, either directly or indirectly through ventures, taxes, interest and compensation. Operating cash flows are affected by the timing of the payment of real estate development expenditures and the collection of proceeds from the eventual sale of the real estate, the timing of which can vary substantially depending on many factors including the size of the project, state and local permitting requirements and availability of utilities, and by the timing of oil and gas leasing and production activities. Working capital varies based on a variety of factors, including the timing of sales of real estate and timber, oil and gas leasing and production activities, collection of receivables, reimbursement from utility and improvement districts and the payment of payables and expenses.
We regularly evaluate alternatives for managing our capital structure and liquidity profile in consideration of expected cash flows, growth and operating capital requirements and capital market conditions. We may, at any time, be considering or be in discussions with respect to the purchase or sale of our common stock, debt securities, convertible securities or a combination thereof.
Cash Flows from Operating Activities
Cash flows from our real estate development activities, undeveloped land sales, commercial and income producing properties, timber sales, income from oil and gas properties, recreational leases and reimbursements from utility and improvement districts are classified as operating cash flows.
In first quarter 2014, net cash provided by operating activities was $5,543,000 principally as result of selling 9,329 acres for $19,713,000. This is partially offset by real estate development and acquisition expenditures exceeding real estate cost of sales. In first quarter 2013, net cash provided by operating activities was $33,295,000 principally as result of selling Promesa for $41,000,000, a 289-unit multifamily property we developed, generating net proceeds to us of $21,522,000. Real estate cost of sales, which include $29,707,000 in carrying value related to the sale of Promesa, exceeded expenditures for real estate development and acquisition expenditures, which includes the acquisition of one community development site in Nashville for $6,841,000.

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
In first quarter 2014, net cash used in investing activities was $28,194,000 principally due to our investment of $19,357,000 in oil and gas properties and equipment associated with our exploration and production operations. In addition, we invested $4,699,000 in property and equipment, software and reforestation and a net investment in unconsolidated ventures of $4,138,000. In first quarter 2013, net cash used for investing activities was $13,501,000 principally due to our investment of $12,980,000 in oil and gas properties and equipment associated with our exploration and production operations.
Cash Flows from Financing Activities
In first quarter 2014, net cash used by financing activities was $21,677,000 principally due to debt repayments of $15,711,000, of which $2,878,000 is related to debt outstanding for our Lantana partnerships and $2,700,000 is related to first installment payment of our amortizing notes associated with our tangible equity units, and the remaining associated with payment of other indebtedness. In first quarter 2013, net cash provided by financing activities was $56,498,000 principally due to net proceeds of $120,795,000 from the issuance of our 3.75% convertible senior notes partially offset by debt repayments of $90,748,000, of which $68,000,000 is related to outstanding borrowings under our senior secured credit facility and $18,902,000 is related to paying off the loan associated with Promesa.

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
In first quarter 2014, net real estate development and acquisition expenditures were $35,035,000 which includes the acquisition of two new community development sites for $9,849,000, a multifamily site in Austin for $8,239,000 and real estate development costs of $16,647,000.
Drilling and Other Exploration and Development Activities
In first quarter 2014, we participated in 21 gross wells and at first quarter-end 2014, there were 1,014 gross productive wells. In first quarter 2014, we acquired leasehold interests in over 29,000 net mineral acres in new and existing projects for $5,070,000. Also, leasehold interests of approximately 7,000 net mineral acres expired in the normal course of business.
For full year 2014, our current plan is to drill or participate as a non-operator in approximately 235 gross wells. Regional allocation of our capital expenditures incurred for drilling and completion activity in first quarter 2014 as compared with our 2014 projected annual drilling and completion capital expenditures is shown below:

	Drilling and Completion Expenditures
	First Quarter	Projected
	2014	2014
	(In thousands)
Bakken and Three Forks formations of North Dakota	$9,309	$61,000
Lansing - Kansas City formation of Nebraska and Kansas	4,217	18,300
Other formations principally in Texas and Oklahoma	761	21,500
	$14,287	$100,800
Our accrued capital expenditures for drilling and completion costs and leasehold acquisitions at first quarter-end 2014 were $10,314,000 and are included in other accrued expenses in our consolidated balance sheets. These oil and gas property additions will be reflected as cash used for investing activities in the period the accrued payables are settled.
Our 2014 projected capital expenditures are subject to various conditions, including third-party operator drilling plans, oilfield services and equipment availability, commodity prices and drilling results. Although a portion of our capital expenditure budget is allocated to acquiring additional leasehold interest, we may decide to pursue incremental leasehold acquisitions which would require us to adjust our budget. Other factors that could cause us to adjust our projections include commodity prices, service or material costs, opportunities, changes in conditions, or the performance of wells. We will continue to assess the gas and oil price environment along with our liquidity position and may increase or decrease our capital expenditure budget for exploration, development, or acquisition opportunities accordingly.
Liquidity
At first quarter-end 2014, our senior secured credit facility provides for a $200,000,000 term loan maturing September 14, 2017 and a $200,000,000 revolving line of credit maturing September 14, 2015 (with one-year extension option). The term loan and the revolving line of credit may be prepaid at any time without penalty. The revolving line of credit includes a $100,000,000 sublimit for letters of credit, of which $3,705,000 is outstanding at first quarter-end 2014. Total borrowings under our senior secured credit facility (including the face amount of letters of credit) may not exceed a borrowing base formula.

At first quarter-end 2014, net unused borrowing capacity under our senior secured credit facility is calculated as follows:

Senior Credit Facility
(In thousands)
Borrowing base availability	$343,736
Less: borrowings	(200,000)
Less: letters of credit	(3,705)
$140,031
Our unused borrowing capacity in first quarter 2014 ranged from a high of $157,066,000 to a low of $140,031,000. This facility is used primarily to fund our operating cash needs, which fluctuate due to timing of residential and commercial real estate sales, undeveloped land sales, oil and gas leasing and production activities and mineral lease bonus payments received, timber sales, reimbursements from utility and improvement districts, payment of payables and expenses and capital expenditures.
Our senior secured credit facility and other debt agreements contain financial covenants customary for such agreements including minimum levels of interest coverage and limitations on leverage. At first quarter-end 2014, we were in compliance with the financial covenants of these agreements.
The following table details our compliance with the financial covenants calculated as provided in the senior credit facility:

Financial Covenant	Requirement	First Quarter-End 2014
Interest Coverage Ratio (a)	≥1.50:1.0	5.87:1.0
Revenues/Capital Expenditures Ratio (b)	≥1.00:1.0	2.26:1.0
Total Leverage Ratio (c)	≤40%	36.2%
Net Worth (d)	≥$579.0 million	$677.4 million
Collateral Value to Loan Commitment Ratio (e)	≥1.50:1.0	1.64:1.0
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

(d)
Calculated as the amount by which consolidated total assets (excluding Credo acquisition goodwill over $50,000,000) exceeds consolidated total liabilities. At first quarter-end 2014, the requirement is $579,049,000 computed as: $572,799,000 plus 85 percent of the aggregate net proceeds received by us from any equity offering, plus 75 percent of all positive net income, on a cumulative basis. This covenant is applied at the end of each quarter.

(e)
Calculated as the total collateral value of timberland, high value timberland and our minerals business, raw entitled land that is part of mortgaged property, Credo asset value, SIDR reimbursements value and Cibolo Resort SIDHT value divided by total aggregate loan commitment. This covenant is applied at the end of each quarter.

To make additional investments, acquisitions, or distributions, we must maintain available liquidity equal to 10 percent of the aggregate commitments in place. At first quarter-end 2014, the minimum liquidity requirement was $40,000,000, compared with $285,848,000 in actual available liquidity based on the unused borrowing capacity under our senior secured credit facility plus unrestricted cash and cash equivalents. The failure to maintain such minimum liquidity does not constitute a default or event of default of our senior secured credit facility. In addition, we may elect to make distributions so long as the total leverage ratio is less than 30 percent, the interest coverage is greater than 3.0:1.0, the revenues / capital expenditures ratio exceeds 1.5:1.0, and available liquidity is not less than $125,000,000. At first quarter-end 2014, our total leverage ratio exceeded 30 percent and as a result we are prohibited from making distributions until the above conditions are satisfied.
On March 14, 2014, we entered into an amendment to our senior secured credit facility to permit us to incur up to $300,000,000 of additional bond indebtedness. On May 7, 2014, we entered into an agreement to issue and sell $250,000,000 aggregate principal amount of 8.50% senior secured notes due 2022 (Notes) in a private placement. We expect to close the sale of the Notes on May 12, 2014. The Notes will pay interest semiannually and will mature on June 1, 2022. Net proceeds from the offering will be used to retire the $200,000,000 term loan under our senior secured credit facility and pay transaction costs and expenses, and we also intend to use the remaining net proceeds for general corporate purposes, which may include strategic growth opportunities.
Contractual Obligations and Off-Balance Sheet Arrangements
On January 17, 2014, CREA FMF Nashville LLC, an equity method venture, obtained a senior secured construction loan in the amount of $51,950,000 to develop a 320-unit multifamily project located in Nashville, Tennessee. The outstanding balance at first quarter-end 2014 was $9,300,000. We provided the lender with a guaranty of completion of the improvements; a guaranty for repayment of 25 percent of the principal balance and unpaid accrued interest ; and a standard nonrecourse carve-out guaranty. The principal guaranty will reduce from 25 percent of principal to zero percent upon achievement of certain conditions.
In 2012, CJUF III RH Holdings LP, an equity method venture in which we own a 25 percent interest, obtained a senior secured construction loan in the amount of $23,936,000 to develop a 257-unit multifamily property in downtown Austin. The outstanding balance at first quarter-end 2014 was $21,063,000. We have a construction completion guaranty, a repayment guaranty for 20 percent of the principal balance and unpaid accrued interest, and a standard non-recourse carve-out guaranty. The repayment guaranty will reduce from 20 percent of principal upon achievement of certain conditions to zero percent.
In 2012, FMF Peakview LLC, an equity method venture in which we own a 20 percent interest, obtained a senior secured construction loan in the amount of $31,550,000 to develop a 304-unit multifamily property in Denver. The outstanding balance at first quarter-end 2014 was $15,148,000. We have a construction completion guaranty, a repayment guaranty for 25 percent of the principal and unpaid accrued interest, and a standard non-recourse carve-out guaranty.
We have provided performance bonds and letters of credit on behalf of certain ventures that could be drawn on due to failure to satisfy construction obligations as general contractor or for failure to timely deliver streets and utilities in accordance with local codes and ordinances. At first quarter-end 2014, we have $26,640,000 outstanding, of which $26,577,000 is related to the development and construction of a 257-unit multifamily property in Austin estimated to be completed in May 2014.
Cibolo Canyons—San Antonio, Texas
Cibolo Canyons consists of the JW Marriott ® San Antonio Hill Country Resort & Spa development owned by third parties and a mixed-use development we own. We have $79,831,000 invested in Cibolo Canyons at first quarter-end 2014.
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
In first quarter 2014, we did not receive any reimbursements from the SID. Since inception, we have received $15,156,000 in reimbursements and have accounted for this as a reduction of our investment. At first quarter-end 2014, we have $28,118,000 invested in the resort development.
Mixed-Use Development
The mixed-use development we own consists of 2,100 acres planned to include approximately 1,566 residential lots and 150 commercial acres designated for multifamily and retail uses, of which 815 lots and 130 commercial acres have been sold through first quarter-end 2014.
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
Through first quarter-end 2014, we have submitted and received approval for reimbursement of approximately $65,465,000 of infrastructure costs and have received reimbursements totaling $23,670,000. In first quarter 2014, we did not receive any reimbursements from the SID. At first quarter-end 2014, we have $41,795,000 in pending reimbursements, excluding interest. At first quarter-end 2014, we have $51,713,000 invested in the mixed-use development.
Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies or estimates from those disclosed in our 2013 Annual Report on Form 10-K.
New and Pending Accounting Pronouncements
Please read Note 2—New and Pending Accounting Pronouncements to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Statistical and Other Data
A summary of our real estate projects in the entitlement process (a) at first quarter-end 2014 follows:

Project	County	Market	Project Acres (b)
California
Hidden Creek Estates	Los Angeles	Los Angeles	700
Terrace at Hidden Hills	Los Angeles	Los Angeles	30
Georgia
Ball Ground	Cherokee	Atlanta	500
Crossing	Coweta	Atlanta	230
Fincher Road	Cherokee	Atlanta	3,890
Fox Hall	Coweta	Atlanta	960
Garland Mountain	Cherokee/Bartow	Atlanta	350
Martin’s Bridge	Banks	Atlanta	970
Mill Creek	Coweta	Atlanta	770
Wolf Creek	Carroll/Douglas	Atlanta	12,230
Yellow Creek	Cherokee	Atlanta	1,060
Texas
Lake Houston	Harris/Liberty	Houston	3,700
Total			25,390
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
A summary of activity within our active projects in the development process, which includes entitled (a), developed and under development real estate projects, at first quarter-end 2014 follows:

			Residential Lots (c)		Commercial Acres (d)
Project	County	Interest Owned (b)	Lots Sold Since Inception	Lots Remaining	Acres Sold Since Inception	Acres Remaining (e)
Projects we own
California
San Joaquin River	Contra Costa/Sacramento	100%	—	—	—	288
Colorado
Buffalo Highlands	Weld	100%	—	164	—	—
Johnstown Farms	Weld	100%	264	348	2	7
Pinery West	Douglas	100%	45	41	20	94
Stonebraker	Weld	100%	—	603	—	—
Tennessee
Morgan Farms	Williamson	100%	30	143	—	—
Texas
Arrowhead Ranch	Hays	100%	—	387	—	6
Bar C Ranch	Tarrant	100%	292	813	—	—
Barrington Kingwood	Harris	100%	113	67	—	—
Cibolo Canyons	Bexar	100%	815	751	130	20
Harbor Lakes	Hood	100%	212	237	2	19
Hunter’s Crossing	Bastrop	100%	451	59	38	65
La Conterra	Williamson	100%	181	149	—	58
Lakes of Prosper	Collin	100%	54	231	—	—
Lantana	Denton	100%	972	790	9	3

			Residential Lots (c)		Commercial Acres (d)
Project	County	Interest Owned (b)	Lots Sold Since Inception	Lots Remaining	Acres Sold Since Inception	Acres Remaining (e)
Maxwell Creek	Collin	100%	896	103	10	—
Oak Creek Estates	Comal	100%	176	471	13	—
Parkside	Collin	100%	—	200	—	—
Stoney Creek	Dallas	100%	195	559	—	—
Summer Creek Ranch	Tarrant	100%	895	379	35	44
Summer Lakes	Fort Bend	100%	573	557	56	—
Summer Park	Fort Bend	100%	35	163	28	62
The Colony	Bastrop	100%	447	702	22	31
The Preserve at Pecan Creek	Denton	100%	502	292	—	7
Village Park	Collin	100%	699	57	3	2
Westside at Buttercup Creek	Williamson	100%	1,482	15	66	—
Other projects (9)	Various	100%	1,662	446	133	7
Georgia
Seven Hills	Paulding	100%	737	353	26	113
The Villages at Burt Creek	Dawson	100%	—	1,715	—	57
Other projects (17)	Various	100%	223	2,870	—	705
Other
Other projects (3)	Various	100%	500	453	—	—
			12,451	14,118	593	1,588
Projects in entities we consolidate
Texas
City Park	Harris	75%	1,299	470	50	115
Timber Creek	Collin	88%	—	614	—	—
Willow Creek Farms II	Waller/Fort Bend	90%	90	315	—	—
Other projects (2)	Various	Various	9	198	—	129
Georgia
The Georgian	Paulding	75%	535	—	—	—
			1,933	1,597	50	244
Total owned and consolidated			14,384	15,715	643	1,832

Projects in ventures that we account for using the equity method
Texas
Entrada	Travis	50%	—	821	—	—
Fannin Farms West	Tarrant	50%	324	24	—	12
Harper’s Preserve	Montgomery	50%	314	1,379	8	51
Lantana - Rayzor Ranch	Denton	25%	1,163	—	16	42
Long Meadow Farms	Fort Bend	38%	1,258	544	183	120
Southern Trails	Brazoria	80%	735	256	—	—
Stonewall Estates	Bexar	50%	337	53	—	—
Other projects (2)	Various	Various	—	—	—	15
Total in ventures			4,131	3,077	207	240
Combined total			18,515	18,792	850	2,072
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

(d)	Commercial acres are for the total project, regardless of our ownership interest, and are net developable acres, which may be fewer than the gross acres available in the project.

(e)	Excludes acres associated with commercial and income producing properties.
A summary of our significant commercial and income producing properties at first quarter-end 2014 follows:

Project	Market	Interest Owned (a)	Type	Acres	Description
Radisson Hotel	Austin	100%	Hotel	2	413 guest rooms and suites
Eleven (b)	Austin	25%	Multifamily	3	257-unit luxury apartment
360° (b)	Denver	20%	Multifamily	4	304-unit luxury apartment
Midtown Cedar Hill (b)	Dallas	100%	Multifamily	13	354-unit luxury apartment
Acklen (b)	Nashville	30%	Multifamily	4	320-unit luxury apartment
 _________________________

(a)	Interest owned reflects our total interest in the project, whether owned directly or indirectly.

(b)	Construction in progress.
Oil and Gas Owned Mineral Interests
A summary of our oil and gas owned mineral interests (a) at first quarter-end 2014 follows:

State	Unleased	Leased (b)	Held By Production (c)	Total (d)
		(Net acres)
Texas	206,000	19,000	27,000	252,000
Louisiana	125,000	10,000	9,000	144,000
Georgia	152,000	—	—	152,000
Alabama	40,000	—	—	40,000
California	1,000	—	—	1,000
Indiana	1,000	—	—	1,000
	525,000	29,000	36,000	590,000
 _________________________

(a)	Includes ventures.

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

A summary of our Texas and Louisiana owned mineral acres (a) by county or parish at first quarter-end 2014 follows:

Texas		Louisiana
County	Net Acres	Parish	Net Acres
Trinity	46,000	Beauregard	79,000
Angelina	42,000	Vernon	39,000
Houston	29,000	Calcasieu	17,000
Anderson	25,000	Allen	7,000
Cherokee	24,000	Rapides	1,000
Sabine	23,000	Other	1,000
Red River	14,000		144,000
Newton	13,000
San Augustine	13,000
Jasper	12,000
Other	11,000
	252,000
 _________________________

(a)	Includes ventures.
Oil and Gas Mineral Interests Leased
A summary of our net oil and gas mineral acres leased from others at first quarter-end 2014 follows:

State	Undeveloped	Held By Production (a)	Total
Nebraska	159,000	5,000	164,000
Kansas	26,000	5,000	31,000
Oklahoma	18,000	17,000	35,000
Alabama	8,000	—	8,000
Texas	10,000	2,000	12,000
North Dakota	4,000	4,000	8,000
Other	11,000	4,000	15,000
	236,000	37,000	273,000
 _________________________

(a)	Excludes approximately 8,000 net acres of overriding royalty interests.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our interest rate risk is principally related to our variable-rate debt. Interest rate changes impact earnings due to the resulting increase or decrease in the cost of our variable-rate debt, which is $221,495,000 at first quarter-end 2014 and $230,767,000 at year-end 2013.
The following table illustrates the estimated effect on our pre-tax income of immediate, parallel, and sustained shifts in interest rates for the next 12 months on our variable-rate debt at first quarter-end 2014, with comparative year-end 2013 information. This estimate assumes that debt reductions from contractual payments will be replaced with short-term, variable-rate debt; however, that may not be the financing alternative we choose.

Change in Interest Rates	First Quarter-End 2014	Year-End 2013
	(In thousands)
+2%	$(4,382)	$(4,472)
+1%	(2,215)	(2,308)
-1%	2,215	2,308
-2%	4,430	4,615

Foreign Currency Risk
We have no exposure to foreign currency fluctuations.

Commodity Price Risk
We have exposure to commodity price fluctuations from our oil and gas production which can materially affect our revenues and cash flows. The prices we receive for our production depend on numerous factors beyond our control. Based on our first quarter 2014 production, a 10% decrease in our average realized oil and gas prices would have reduced our oil and gas production revenues by $1,693,000. To manage our exposure to commodity price risks associated with the sale of oil and gas, we may periodically enter into derivative hedging transactions for a portion of our estimated production. We do not have any commodity derivative positions outstanding at first quarter-end 2014.
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
Item 1A. Risk Factors
There are no material changes from the risk factors disclosed in our 2013 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities (a)

Period	Total Number of Shares Purchased (b)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
Month 1 (1/1/2014 — 1/31/2014)	215	$20.70	—	4,997,855
Month 2 (2/1/2014 — 2/28/2014)	46,039	18.97	—	4,997,855
Month 3 (3/1/2014 — 3/31/2014)	60	18.42	—	4,997,855
	46,314	18.98	—
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

(b)	Represents shares withheld to pay taxes in connection with vesting of equity-settled stock awards and exercises of stock options.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit	Description
10.1
Agreement of Guaranty and Suretyship (Completion) dated January 17, 2014 by Forestar Group Inc. in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on January 17, 2014).

10.2
Agreement of Guaranty and Suretyship (Payment) dated January 17, 2014 by Forestar Group Inc. in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on January 17, 2014).

10.3
First Amendment dated March 14, 2014 to the Second Amended and Restated Revolving and Term Credit Agreement dated September 14, 2012, by and among the Company, Forestar (USA) Real Estate Group Inc. and certain of its wholly-owned subsidiaries; Key Bank National Association, as lender, swing line lender and agent, the lenders party thereto; and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report of Form 8-K filed with the Commission on March 14, 2014).

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

101.1
The following materials from Forestar’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORESTAR GROUP INC.

Date: May 9, 2014	By:	/s/ Christopher L. Nines
Christopher L. Nines
Chief Financial Officer

	By:	/s/ Sabita C. Reddy
Sabita C. Reddy
Principal Accounting Officer