Form 10-Q
period 2014-06-30
Forestar Group Inc.
filed 2014-08-08
CIK 1406587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding as of August 4, 2014
Common Stock, par value $1.00 per share	34,915,983

FORESTAR GROUP INC.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
FORESTAR GROUP INC.
Consolidated Balance Sheets
(Unaudited)

	Second Quarter-End	Year-End
	2014	2013
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$184,168	$192,307
Real estate, net	538,493	519,464
Oil and gas properties and equipment, net	253,230	232,641
Investment in unconsolidated ventures	50,804	41,147
Timber	9,053	10,947
Receivables, net	46,311	39,252
Prepaid expenses	5,062	5,136
Income taxes receivable	452	—
Property and equipment, net	10,539	6,112
Deferred tax asset, net	34,519	40,398
Goodwill and other intangible assets	66,599	66,646
Other assets	23,122	18,102
TOTAL ASSETS	$1,222,352	$1,172,152
LIABILITIES AND EQUITY
Accounts payable	$18,601	$21,409
Accrued employee compensation and benefits	4,568	5,814
Accrued property taxes	4,343	3,822
Accrued interest	4,501	2,343
Income taxes payable	—	3,876
Earnest money deposits	8,460	10,854
Other accrued expenses	24,145	26,851
Other liabilities	19,530	24,379
Debt	400,328	357,407
TOTAL LIABILITIES	484,476	456,755
COMMITMENTS AND CONTINGENCIES
EQUITY
Forestar Group Inc. shareholders’ equity:
Preferred stock, par value $0.01 per share, 25,000,000 authorized shares, none issued	—	—
Common stock, par value $1.00 per share, 200,000,000 authorized shares, 36,946,603 issued at second quarter-end 2014 and year-end 2013	36,947	36,947
Additional paid-in capital	556,395	556,676
Retained earnings	173,574	150,418
Treasury stock, at cost, 2,037,286 shares at second quarter-end 2014 and 2,199,666 shares at year-end 2013	(31,872)	(34,196)
Total Forestar Group Inc. shareholders’ equity	735,044	709,845
Noncontrolling interests	2,832	5,552
TOTAL EQUITY	737,876	715,397
TOTAL LIABILITIES AND EQUITY	$1,222,352	$1,172,152
Please read the notes to consolidated financial statements.

FORESTAR GROUP INC.
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Second Quarter		First Six Months
	2014	2013	2014	2013
	(In thousands, except per share amounts)
REVENUES
Real estate sales and other	$44,124	$23,358	$99,671	$47,876
Commercial and income producing properties	11,049	17,861	20,982	72,032
Real estate	55,173	41,219	120,653	119,908
Oil and gas	24,377	15,831	41,931	31,335
Other natural resources	3,463	3,029	5,034	6,307
	83,013	60,079	167,618	157,550
COSTS AND EXPENSES
Cost of real estate sales and other	(23,419)	(12,414)	(49,483)	(24,509)
Cost of commercial and income producing properties	(8,606)	(15,848)	(18,726)	(56,799)
Cost of oil and gas producing activities	(16,926)	(8,838)	(29,546)	(16,672)
Cost of other natural resources	(801)	(516)	(1,577)	(1,208)
Other operating	(16,330)	(13,079)	(30,327)	(28,988)
General and administrative	(6,856)	(5,830)	(12,001)	(16,300)
	(72,938)	(56,525)	(141,660)	(144,476)
GAIN ON ASSET EXCHANGE AND SALES	16,867	—	16,867	—
OPERATING INCOME	26,942	3,554	42,825	13,074
Equity in earnings of unconsolidated ventures	958	2,566	1,949	3,479
Interest expense	(7,370)	(5,122)	(12,873)	(9,661)
Other non-operating income	2,269	1,111	4,563	2,252
INCOME BEFORE TAXES	22,799	2,109	36,464	9,144
Income tax expense	(8,051)	(911)	(12,709)	(2,904)
CONSOLIDATED NET INCOME	14,748	1,198	23,755	6,240
Less: Net loss (income) attributable to noncontrolling interests	74	(657)	(599)	(1,748)
NET INCOME ATTRIBUTABLE TO FORESTAR GROUP INC.	$14,822	$541	$23,156	$4,492
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	35,458	35,351	35,407	35,305
Diluted	43,688	36,052	43,690	35,934
NET INCOME PER COMMON SHARE
Basic	$0.34	$0.02	$0.54	$0.13
Diluted	$0.34	$0.02	$0.53	$0.13
TOTAL COMPREHENSIVE INCOME	$14,822	$541	$23,156	$4,492
Please read the notes to consolidated financial statements.

FORESTAR GROUP INC.
Consolidated Statements of Cash Flows
(Unaudited)

	First Six Months
	2014	2013
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$23,755	$6,240
Adjustments:
Depreciation, depletion and amortization	17,927	13,577
Change in deferred income taxes	7,668	1,492
Change in unrecognized tax benefits	—	75
Equity in earnings of unconsolidated ventures	(1,949)	(3,479)
Distributions of earnings of unconsolidated ventures	1,768	210
Share-based compensation	3,532	11,875
Real estate cost of sales	47,976	53,208
Dry hole exploration costs	5,665	1,296
Real estate development and acquisition expenditures, net	(66,558)	(34,772)
Reimbursements from utility and improvement districts	6,618	2,881
Other changes in real estate	2,341	144
Changes in deferred income	1,141	(1,329)
Gain on asset exchange and sales	(16,867)	—
Other	2,483	212
Changes in:
Notes and accounts receivable	(6,809)	(1,452)
Prepaid expenses and other	3,751	1,136
Accounts payable and other accrued liabilities	(9,156)	(15,854)
Income taxes	(4,291)	(587)
Net cash provided by operating activities	18,995	34,873
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, equipment, software, reforestation and other	(9,823)	(3,357)
Oil and gas properties and equipment	(44,632)	(32,286)
Investment in unconsolidated ventures	(4,430)	(782)
Proceeds from sales of oil and gas properties	11,022	—
Return of investment in unconsolidated ventures	155	1,370
Other	—	(10)
Net cash used for investing activities	(47,708)	(35,065)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible senior notes, net	—	120,795
Proceeds from issuance of senior secured notes, net	241,947	—
Payments of debt	(219,653)	(93,390)
Additions to debt	10,383	32,621
Deferred financing fees	(3,068)	(193)
Distributions to noncontrolling interests, net	(898)	(1,401)
Purchase of noncontrolling interests	(7,971)	—
Exercise of stock options	754	1,645
Payroll taxes on issuance of stock-based awards	(972)	(1,027)
Excess income tax benefit from share-based compensation	52	(81)
Net cash provided by financing activities	20,574	58,969

Net increase (decrease) in cash and cash equivalents	(8,139)	58,777
Cash and cash equivalents at beginning of period	192,307	10,361
Cash and cash equivalents at end of period	$184,168	$69,138
Please read the notes to consolidated financial statements.

FORESTAR GROUP INC.
Notes to Consolidated Financial Statements
(Unaudited)
Note 1—Basis of Presentation
Our consolidated financial statements include the accounts of Forestar Group Inc., all subsidiaries, ventures and other entities in which we have a controlling interest. We eliminate all material intercompany accounts and transactions. Noncontrolling interests in consolidated pass-through entities are recognized before income taxes. In our consolidated balance sheets we have reclassified prior year's earnest money deposits that were included in other accrued expenses and other liabilities as a separate line item to conform to the current year presentation. We account for our investment in other entities in which we have significant influence over operations and financial policies using the equity method (we recognize our share of the entities’ income or loss and any preferential returns and treat distributions as a reduction of our investment). We account for our investment in other entities in which we do not have significant influence over operations and financial policies using the cost method (we recognize as income distributions of accumulated earnings).
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
Note 2—New and Pending Accounting Pronouncements
Accounting Standards Adopted in 2014
In second quarter 2014, we adopted ASU 2014-12 — Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period and ASU 2014-08 — Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Adoption did not materially affect our earnings, financial position or disclosures.
Pending Accounting Standards
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard becomes effective for annual and interim periods beginning after December 15, 2016. We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our earnings, financial position and disclosures.

Note 3—Real Estate
Real estate consists of:

	Second Quarter-End	Year-End
	2014	2013
	(In thousands)
Entitled, developed and under development projects	$345,311	$361,687
Undeveloped land (includes land in entitlement)	94,314	86,367
Commercial and income producing properties
Carrying value	128,167	99,476
Less: accumulated depreciation	(29,299)	(28,066)
Net carrying value	98,868	71,410
	$538,493	$519,464
Included in entitled, developed and under development projects are the estimated costs of assets we expect to convey to utility and improvement districts of $62,812,000 at second quarter-end 2014 and $62,183,000 at year-end 2013, including $40,045,000 at second quarter-end 2014 and $41,795,000 at year-end 2013 related to our Cibolo Canyons project near San Antonio, Texas. These costs relate to water, sewer and other infrastructure assets we have submitted to utility or improvement districts for approval and reimbursement. We submitted for reimbursement to these districts $7,118,000 and $1,966,000 in first six months 2014 and 2013. We collected reimbursements from these districts of $3,468,000 and $1,081,000 in first six months 2014 and 2013. We expect to collect the remaining amounts billed when these districts achieve adequate tax basis or otherwise have funds available to support payment.
Also included in entitled, developed and under development projects is our investment in the resort development owned by third parties at our Cibolo Canyons project. We received $3,150,000 and $1,800,000 from the special improvement district in first six months 2014 and 2013. At second quarter-end 2014, we have $24,967,000 invested in the resort development.
In first six months 2014, commercial and income producing properties increased principally due to acquisition of two multifamily development sites in Austin for $19,479,000. At second quarter-end 2014, commercial and income producing properties primarily represents our investment in a 413 guest room hotel in Austin with a carrying value of $27,453,000 and our investment in multifamily development sites located in Charlotte, Denver, Austin and Dallas with a combined carrying value of $70,840,000.
In second quarter and first six months 2014, we recorded a $10,476,000 gain associated with a non-monetary exchange of leasehold timber rights on approximately 10,300 acres for 5,400 acres of undeveloped land with a partner in a consolidated venture.
Note 4—Oil and Gas Properties and Equipment, net
Net capitalized costs, utilizing the successful efforts method of accounting, related to our oil and gas producing activities follows:

	Second Quarter-End	Year-End
	2014	2013
	(In thousands)
Unproved oil and gas properties	$97,058	$100,320
Proved oil and gas properties	188,220	155,262
Total capitalized costs	285,278	255,582
Less: accumulated depreciation, depletion and amortization	(32,048)	(22,941)
	$253,230	$232,641
In second quarter 2014, we recorded a gain of $5,706,000 which is related to the sale of 97 gross (6 net) producing oil and gas wells in Oklahoma for a gain of $4,488,000 and the sale of 223 net mineral acres leased from others in North Dakota for a gain of $1,218,000.

Note 5—Goodwill and Other Intangible Assets
Carrying value of goodwill and other intangible assets follows:

	Second Quarter-End	Year-End
	2014	2013
	(In thousands)
Goodwill	$64,493	$64,493
Identified intangibles, net	2,106	2,153
	$66,599	$66,646
Goodwill of $60,619,000 represents the excess of the purchase price over the fair value of the tangible and intangible assets associated with acquisition of CREDO Petroleum Corporation (Credo) in 2012 and $3,874,000 associated with a water resources company acquired in 2010.
Identified intangibles include $1,681,000 in indefinite lived groundwater leases associated with a water resources company acquired in 2010. In addition, identified intangibles includes $590,000 related to patents with definite lives associated with the Calliope Gas Recovery System associated with our acquisition of Credo and is being amortized over the average remaining useful life of the patents. The net carrying value at second quarter-end 2014 is $425,000.
Note 6—Equity
A reconciliation of changes in equity at second quarter-end 2014 follows:

	Forestar Group Inc.	Noncontrolling Interests	Total
	(In thousands)
Balance at year-end 2013	$709,845	$5,552	$715,397
Net income	23,156	599	23,755
Distributions to noncontrolling interests	—	(1,921)	(1,921)
Contributions from noncontrolling interests	—	533	533
Dissolution of noncontrolling interests	—	1,342	1,342
Purchase of noncontrolling interests, net of deferred taxes of $1,750,000	(2,948)	(3,273)	(6,221)
Other (primarily share-based compensation)	4,991	—	4,991
	$735,044	$2,832	$737,876
In first quarter 2014, we acquired our partner's noncontrolling interests in the Lantana partnerships for $7,971,000. Prior to acquisition of the noncontrolling interests, we were the primary beneficiary of all but one of the Lantana partnerships which were variable interest entities (VIEs) and consolidated in our financial statements. We adjusted the carrying amount of noncontrolling interests to reflect the change in our ownership interest in the partnerships. The difference between the consideration paid and the carrying amount of the noncontrolling interests acquired is recognized as an adjustment to additional paid in capital attributable to Forestar, net of deferred taxes.
Note 7—Investment in Unconsolidated Ventures
At second quarter-end 2014, we had ownership interests in 13 ventures that we account for using the equity method. We have no ventures that are accounted for using the cost method.
In first quarter 2014, we entered into the CREA FMF Nashville LLC venture with Massachusetts Mutual Life Insurance Co. to develop a 320-unit multifamily property in Nashville, Tennessee. We contributed $5,897,000 of land and pre-development costs to the venture, net of $7,191,000 of reimbursements received from the venture for pre-development costs we previously incurred. The venture obtained a senior secured construction loan in the amount of $51,950,000 that bears interest at 30-day LIBOR plus 2.50% per annum, of which $14,227,000 was outstanding at second quarter-end 2014. We provided the lender a construction completion guaranty; a guaranty of repayment of 25 percent of the principal balance and unpaid accrued interest; and a nonrecourse carve-out guaranty. The principal guaranty will reduce from 25 percent of principal to zero upon achievement of certain conditions. At second quarter-end 2014, our investment in this venture is $5,655,000.

Combined summarized balance sheet information for our ventures accounted for using the equity method follows:

	Venture Assets		Venture Borrowings(a)		Venture Equity		Our Investment
	Second Quarter-End	Year-End	Second Quarter-End	Year-End	Second Quarter-End	Year-End	Second Quarter-End	Year-End
	2014	2013	2014	2013	2014	2013	2014	2013
	(In thousands)
242, LLC (b)	$23,139	$23,751	$910	$921	$19,318	$19,838	$8,835	$9,084
CJUF III, RH Holdings	40,148	36,320	23,022	18,492	14,764	15,415	2,584	3,235
CL Ashton Woods (c)	10,940	10,473	—	—	10,001	9,704	3,997	3,544
CL Realty	8,348	8,298	—	—	8,220	8,070	4,110	4,035
CREA FMF Nashville (b)	22,289	—	14,227	—	6,125	—	5,655	—
FMF Peakview	36,406	30,673	16,544	12,533	16,915	16,620	3,465	3,406
HM Stonewall Estates (c)	3,489	3,781	—	63	3,489	3,718	1,963	2,128
LM Land Holdings (c)	33,362	33,298	10,533	9,768	18,051	13,347	9,430	8,283
PSW Communities	10,100	—	5,064	—	4,281	—	3,805	—
Temco	13,313	13,320	—	—	13,074	13,160	6,537	6,580
Other ventures (3) (d)	12,535	12,723	29,756	29,699	(31,634)	(31,357)	423	852
	$214,069	$172,637	$100,056	$71,476	$82,604	$68,515	$50,804	$41,147
Combined summarized income statement information for our ventures accounted for using the equity method follows:

	Venture Revenues				Venture Earnings (Loss)				Our Share of Earnings (Loss)
	Second Quarter		First Six Months		Second Quarter		First Six Months		Second Quarter		First Six Months
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
	(In thousands)
242, LLC	$—	$1,497	$1,475	$3,131	$(53)	$354	$480	$837	$(26)	$190	$251	$448
CJUF III, RH Holdings	707	3	1,070	3	(438)	(108)	(651)	(224)	(438)	(108)	(651)	(224)
CL Ashton Woods (c)	361	1,419	1,069	2,891	76	293	296	550	135	563	453	1,140
CL Realty	459	373	827	801	322	216	552	452	161	108	276	226
CREA FMF Nashville	—	—	—	—	—	—	(25)	—	—	—	(25)	—
FMF Peakview	—	—	—	—	(79)	(7)	(152)	(39)	(16)	(2)	(31)	(8)
HM Stonewall Estates (c)	434	1,098	1,435	1,098	170	425	522	400	68	182	209	176
LM Land Holdings (c)	4,395	3,953	9,293	5,264	4,044	3,160	6,971	3,759	1,220	1,486	1,897	1,654
PSW Communities	—	—	—	—	(4)	—	(220)	—	(6)	—	(195)	—
Temco	654	206	714	275	134	18	116	6	67	9	58	3
Other ventures (3)	27	788	49	5,150	(141)	109	(189)	(522)	(207)	138	(293)	64
	$7,037	$9,337	$15,932	$18,613	$4,031	$4,460	$7,700	$5,219	$958	$2,566	$1,949	$3,479
 _____________________

(a)	Total includes current maturities of $77,510,000 at second quarter-end 2014, of which $37,795,000 is non-recourse to us, and $37,966,000 at year-end 2013, of which $37,822,000 is non-recourse to us.

(b)
Includes unamortized deferred gains on real estate contributed by us to ventures. We recognize deferred gains as income as real estate is sold to third parties. Deferred gains of $1,648,000 are reflected as a reduction to our investment in unconsolidated ventures at second quarter-end 2014.

(c)
Includes unrecognized basis difference of $2,089,000 which is reflected as a reduction of our investment in unconsolidated ventures at second quarter-end 2014. The difference will be accreted as income or expense over the life of the investment and included in our share of earnings (loss) from the respective ventures.

(d)
Our investment in other ventures reflects our ownership interests, excluding venture losses that exceed our investment where we are not obligated to fund those losses. Please read Note 16—Variable Interest Entities for additional information.

In first six months 2014, we contributed cash of $4,430,000 to these ventures and received $1,923,000 in cash distributions, and in first six months 2013, we contributed cash of $782,000 to these ventures and received $1,580,000 in cash distributions. Distributions include both return of investments and distribution of earnings.

We have provided performance bonds and letters of credit on behalf of certain ventures that could be drawn on due to failure to satisfy construction obligations as general contractor or for failure to timely deliver streets and utilities in accordance with local codes and ordinances. At second quarter-end 2014, we have $26,906,000 outstanding, of which $26,577,000 is related to development and construction of a 257-unit multifamily property in Austin which is substantially complete.
Note 8—Receivables
Receivables consist of:

	Second Quarter-End	Year-End
	2014	2013
	(In thousands)
Loan secured by real estate	$6,240	$7,610
Other loans secured by real estate, average interest rates of 4.41% at second quarter-end 2014 and 5.00% at year-end 2013	9,803	7,987
Oil and gas joint interest billing receivables	11,086	3,896
Oil and gas revenue accruals	13,108	8,137
Other receivables and accrued interest	6,100	11,648
	46,337	39,278
Allowance for bad debts	(26)	(26)
	$46,311	$39,252
At second quarter-end 2014, we have $6,240,000 invested in a loan which was acquired from a financial institution in second quarter 2011 when it was non-performing and is secured by a lien on developed and undeveloped real estate located near Houston designated for single-family residential and commercial development. Interest accrues at nine percent the first three years escalating to ten percent in April 2015 and 12 percent in April 2016, with interest above 6.25 percent to be forgiven if the loan is prepaid by certain dates. In first six months 2014, we received principal payments of $5,293,000 and cash interest payments of $388,000. At second quarter-end 2014, the outstanding principal balance was $10,406,000.
Estimated accretable yield follows:

Second Quarter-End
2014
(In thousands)
Beginning of period (year-end 2013)	$8,908
Change in accretable yield due to change in timing of estimated cash flows	(427)
Interest income recognized (in first six months 2014)	(4,311)
End of period	$4,170
Other loans secured by real estate generally are secured by a deed of trust and generally due within three years.
Note 9—Debt
Debt consists of:

	Second Quarter-End	Year-End
	2014	2013
	(In thousands)
Senior secured credit facility
Term loan facility — average interest rate of 4.17% at year-end 2013	$—	$200,000
8.50% senior secured notes due 2022	250,000	—
3.75% convertible senior notes due 2020, net of discount	101,542	99,890
6.00% tangible equity units, net of discount	21,208	25,619
Secured promissory notes — average interest rates of 3.15% at second quarter-end 2014 and 3.17% at year-end 2013	15,400	15,400
Other indebtedness — interest rates ranging from 2.44% to 5.00% at second quarter-end 2014	12,178	16,498
	$400,328	$357,407

Our debt agreements contain financial covenants customary for such agreements including minimum levels of interest coverage and limitations on leverage. At second quarter-end 2014, we were in compliance with the financial covenants of these agreements.
In second quarter 2014, we amended our senior secured credit facility in order to consolidate previous amendments and to effect the following:
•increase the revolving loan commitment from $200,000,000 to $300,000,000;
•extend the maturity date to May 15, 2017 (with two one-year extension options);
•increase the minimum interest coverage ratio from 1.50x to 2.50x;
•eliminate the collateral value to loan commitment ratio covenant; and
•increase the maximum total leverage ratio from 40% to 50%.
At second quarter-end 2014, our senior secured credit facility provides for a $300,000,000 revolving line of credit maturing May 15, 2017. The revolving line of credit may be prepaid at any time without penalty. The revolving line of credit includes a $100,000,000 sublimit for letters of credit, of which $8,198,000 is outstanding at second quarter-end 2014. Total borrowings under our senior secured credit facility (including the face amount of letters of credit) may not exceed a borrowing base formula. We incurred fees of $3,068,000 related to this amendment. At second quarter-end 2014, we had $291,802,000 in net unused borrowing capacity under our senior secured credit facility.
Under the terms of our senior secured credit facility, at our option we can borrow at LIBOR plus 4.0 percent or at the alternate base rate plus 3.0 percent. The alternate base rate is the highest of (i) KeyBank National Association’s base rate, (ii) the federal funds effective rate plus 0.5 percent or (iii) 30 day LIBOR plus 1 percent. Borrowings under the senior secured credit facility are or may be secured by (a) mortgages on the timberland, high value timberland and portions of raw entitled land, as well as pledges of other rights including certain oil and gas operating properties, (b) assignments of current and future leases, rents and contracts, (c) a security interest in our primary operating account, (d) a pledge of the equity interests in current and future material operating subsidiaries and most of our majority-owned joint venture interests, or if such pledge is not permitted, a pledge of the right to distributions from such entities, and (e) a pledge of reimbursements, hotel occupancy and other revenues payable to us from special improvement district tax collections in connection with our Cibolo Canyons project. The senior secured credit facility provides for releases of real estate and other collateral provided that borrowing base compliance is maintained.
On May 12, 2014, we issued $250,000,000 aggregate principal of 8.5% Senior Secured Notes due 2022 (Notes). The Notes will mature on June 1, 2022 and interest on the Notes is payable semiannually at a rate of 8.5 percent per annum in arrears. We incurred debt issuance costs of approximately $8,053,000, including the underwriters discount of $6,250,000. Net proceeds from issuance of the Notes were used to repay our $200,000,000 senior secured term loan. We intend to use the remaining amount for general corporate purposes, which may include investments in strategic growth opportunities.
At second quarter-end 2014, secured promissory notes represent a $15,400,000 loan collateralized by a 413 guest room hotel located in Austin with a carrying value of $27,453,000. Other indebtedness is collateralized by entitled, developed and under development projects with a carrying value of $40,956,000.
At second quarter-end 2014 and year-end 2013, we have $16,909,000 and $7,896,000 in unamortized deferred financing fees which are included in other assets. Amortization of deferred financing fees was $2,107,000 and $1,534,000 in first six months 2014 and 2013 and is included in interest expense.
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

Non-financial assets measured at fair value on a non-recurring basis principally include real estate assets, oil and gas properties, assets held for sale, goodwill and other intangible assets, which are measured for impairment. In second quarter 2014 and 2013, no non-financial assets were remeasured at fair value.
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
Information about our fixed rate financial instruments not measured at fair value follows:

	Second Quarter-End 2014		Year-End 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Technique
	(In thousands)
Loan secured by real estate	$6,240	$11,695	$7,610	$18,025	Level 2
Fixed rate debt (a)	(372,750)	(395,230)	(126,640)	(118,634)	Level 2
_____________________

(a)	Second quarter-end 2014 includes our 8.50% senior secured notes due 2022, issued May 12, 2014.

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
At second quarter-end 2014, personnel of former affiliates held options to purchase 713,000 shares of our common stock. The options have a weighted average exercise price of $26.02 and a weighted average remaining contractual term of two years. At second quarter-end 2014, the options have an aggregate intrinsic value of $75,300.
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

The computations of basic and diluted earnings per share are as follows:

	Second Quarter		First Six Months
	2014	2013	2014	2013
	(In thousands)
Numerator:
Consolidated net income	$14,748	$1,198	$23,755	$6,240
Less: Net loss (income) attributable to noncontrolling interest	74	(657)	(599)	(1,748)
Earnings available for diluted earnings per share	$14,822	$541	$23,156	$4,492
Less: Undistributed net income allocated to participating securities	(2,689)	—	(4,205)	—
Earnings available to common shareholders for basic earnings per share	$12,133	$541	$18,951	$4,492

Denominator:
Weighted average common shares outstanding — basic	35,458	35,351	35,407	35,305
Weighted average common shares upon conversion of participating securities (a)	7,857	—	7,857	—
Dilutive effect of stock options, restricted stock and equity-settled awards	373	701	426	629
Total weighted average shares outstanding — diluted	43,688	36,052	43,690	35,934
Anti-dilutive awards excluded from diluted weighted average shares	2,503	1,854	2,277	1,837
_____________________

(a)
Our earnings per share calculation reflects the weighted average shares issuable upon settlement of the prepaid stock purchase contract component of our 6.00% tangible equity units, issued November 27, 2013.

The actual number of shares we may issue upon settlement of the stock purchase contract will be between 6,547,800 shares (the minimum settlement rate) and 7,857,000 shares (the maximum settlement rate) based on the applicable market value, as defined in the purchase contract agreement associated with issuance of the Units.
We intend to settle the principal amount of our convertible senior notes (Convertible Notes) in cash upon conversion with only the amount in excess of par value of the Convertible Notes to be settled in shares of our common stock. Therefore, our calculation of diluted net income per share using the treasury stock method includes only the amount, if any, in excess of par value of the Convertible Notes. As such, the Convertible Notes have no impact on diluted net income per share until the price of our common stock exceeds the $24.49 conversion price of the Convertible Notes. The average price of our common stock in second quarter 2014 did not exceed the conversion price which resulted in no additional diluted outstanding shares.
Note 13—Income Taxes
Our effective tax rate was 35 percent in second quarter and first six months 2014, which includes a one percent benefit for noncontrolling interests. Our effective tax rate was 43 percent in second quarter 2013 and 32 percent in first six months 2013, which included a four percent benefit for noncontrolling interests. In addition, 2014 and 2013 effective tax rates include the effect of state income taxes, nondeductible items and benefits of percentage depletion.
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
Environmental
Environmental remediation liabilities arise from time to time in the ordinary course of doing business, and we believe we have established adequate reserves for any probable losses that we can reasonably estimate. We own 288 acres near Antioch, California, portions of which were sites of a former paper manufacturing operation that are in remediation. We have received certificates of completion on all but one 80 acre tract, a portion of which includes subsurface contamination. We estimate the remaining cost to complete remediation activities will be approximately $869,000, which is included in other accrued expenses.

It is possible that remediation or monitoring activities could be required in addition to those included within our estimate, but we are unable to determine the scope, timing or extent of such activities.
We have asset retirement obligations related to the abandonment and site restoration requirements that result from the acquisition, construction and development of oil and gas properties. We record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Accretion expense related to the asset retirement obligation and depletion expense related to capitalized asset retirement cost is included in cost of oil and gas producing activities on our consolidated statements of income and comprehensive income. At second quarter-end 2014, our asset retirement obligation was $1,616,000, which is included in other liabilities.
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
Total assets allocated by segment are as follows:

	Second Quarter-End	Year-End
	2014	2013
	(In thousands)
Real estate	$612,076	$582,802
Oil and gas	343,164	312,553
Other natural resources	26,103	23,478
Assets not allocated to segments (a)	241,009	253,319
	$1,222,352	$1,172,152
  _________________________

(a)
Assets not allocated to segments at second quarter-end 2014 principally consist of cash and cash equivalents of $184,168,000 and a net deferred tax asset of $34,519,000. Assets not allocated to segments at year-end 2013 principally consist of cash and cash equivalents of $192,307,000 and a net deferred tax asset of $40,398,000.

We evaluate performance based on segment earnings (loss) before unallocated items and income taxes. Segment earnings (loss) consist of operating income, equity in earnings (loss) of unconsolidated ventures, gain on sales of assets, interest income on loans secured by real estate and net (income) loss attributable to noncontrolling interests. Items not allocated to our business segments consist of general and administrative expense, share-based compensation, gain on sale of strategic timberland, interest expense and other corporate non-operating income and expense. The accounting policies of the segments are the same as those described in Note 1—Basis of Presentation. Our revenues are derived from U.S. operations and all of our assets are located in the U.S. In second quarter and first six months 2014, no single customer accounted for more than ten percent of our total revenues.

Segment revenues and earnings are as follows:

	Second Quarter		First Six Months
	2014	2013	2014	2013
	(In thousands)
Revenues:
Real estate	$55,173	$41,219	$120,653	$119,908
Oil and gas	24,377	15,831	41,931	31,335
Other natural resources	3,463	3,029	5,034	6,307
Total revenues	$83,013	$60,079	$167,618	$157,550
Segment earnings:
Real estate	$27,297	$8,104	$50,872	$27,550
Oil and gas	9,522	4,243	10,329	9,370
Other natural resources	2,079	991	1,551	2,243
Total segment earnings	38,898	13,338	62,752	39,163
Items not allocated to segments (a)	(16,025)	(11,886)	(26,887)	(31,767)
Income before taxes attributable to Forestar Group Inc.	$22,873	$1,452	$35,865	$7,396
  _________________________

(a)	Items not allocated to segments consist of:

	Second Quarter		First Six Months
	2014	2013	2014	2013
	(In thousands)
General and administrative expense	$(5,566)	$(5,329)	$(10,734)	$(10,287)
Shared-based compensation expense	(3,219)	(1,460)	(3,532)	(11,875)
Interest expense	(7,370)	(5,122)	(12,873)	(9,661)
Other corporate non-operating income	130	25	252	56
	$(16,025)	$(11,886)	$(26,887)	$(31,767)
Note 16—Variable Interest Entities
We participate in real estate ventures for the purpose of acquiring and developing residential, multifamily and mixed-use communities in which we may or may not have a controlling financial interest. Generally accepted accounting principles require consolidation of VIEs in which an enterprise has a controlling financial interest and is the primary beneficiary. A controlling financial interest will have both of the following characteristics: (a) the power to direct the VIE activities that most significantly impact economic performance and (b) the obligation to absorb the VIE losses and right to receive benefits that are significant to the VIE. We examine specific criteria and use judgment when determining whether we are the primary beneficiary and must consolidate a VIE. We perform this review initially at the time we enter into venture agreements and continuously reassess to see if we are the primary beneficiary of a VIE.
At second quarter-end 2014, we have four VIEs. We account for these VIEs using the equity method and we are not the primary beneficiary. Although we have certain rights regarding major decisions, we do not have the power to direct the activities that are most significant to the economic performance of these VIEs. At second quarter-end 2014, these VIEs have total assets of $44,002,000, substantially all of which represent developed and undeveloped real estate, and total liabilities of $66,153,000, which includes $27,410,000 of borrowings classified as current maturities. These amounts are included in the summarized balance sheet information for ventures accounted for using the equity method in Note 7—Investment in Unconsolidated Ventures. At second quarter-end 2014, our investment in these VIEs is $9,513,000 and is included in investment in unconsolidated ventures. In first six months 2014, we contributed $4,341,000 to these VIEs. Our maximum exposure to loss related to one of these VIEs is estimated at $3,659,000, which exceeds our investment as we have a nominal general partner interest and could be held responsible for its liabilities. The maximum exposure to loss represents the maximum loss that we could be required to recognize assuming all the ventures’ assets (principally real estate) are worthless, without consideration of the probability of a loss or of any actions we may take to mitigate any such loss.

Note 17—Share-Based Compensation
Share-based compensation expense consists of:

	Second Quarter		First Six Months
	2014	2013	2014	2013
	(In thousands)
Cash-settled awards	$1,488	$(972)	$(1,195)	$5,675
Equity-settled awards	1,241	947	3,590	2,666
Restricted stock	33	61	79	456
Stock options	457	1,424	1,058	3,078
	$3,219	$1,460	$3,532	$11,875
Share-based compensation expense is included in:

	Second Quarter		First Six Months
	2014	2013	2014	2013
	(In thousands)
General and administrative expense	$1,290	$501	$1,267	$6,013
Other operating expense	1,929	959	2,265	5,862
	$3,219	$1,460	$3,532	$11,875
In first six months 2014, we granted 92,800 cash-settled awards and 467,200 equity-settled awards. Equity-settled awards granted to employees in the first six months 2014 include restricted stock units (RSUs), market-leveraged stock units (MSUs) and performance stock units (PSUs). Both cash-settled and equity-settled RSUs vest ratably over three years from the date of grant. Equity-settled MSUs and PSUs vest after three years from the date of grant upon achievement of market condition for MSUs and upon achievement of performance goals for PSUs. Equity-settled awards in the form of RSUs granted to our directors are fully vested at the time of grant and are issued upon retirement. There were no restricted stock awards or stock options granted in first six months 2014.
The fair value of awards granted to retirement eligible employees and expensed at the date of grant was $760,000 and $590,000 in first six months 2014 and 2013. Unrecognized share-based compensation expense related to non-vested equity-settled awards, restricted stock and stock options is $12,762,000 at second quarter-end 2014.
In first six months 2014 and 2013, we issued 162,380 and 87,154 shares out of our treasury stock associated with vesting of stock-based awards or exercise of stock options, net of 51,681 and 54,497 shares withheld having a value of $972,000 and $1,027,000 for payroll taxes in connection with vesting of stock-based awards or exercise of stock options.
Note 18—Subsequent Event
On July 15, 2014, we entered into the FMF Littleton LLC venture with AIGGRE Littleton Common Investor LLC (AIGGRE), to develop a 385-unit multifamily property in Littleton, Colorado. We own a 25 percent interest and AIGGRE owns remaining 75 percent interest. We contributed $4,900,000 of land and pre-development costs to the venture, net of $9,852,000 of reimbursements received from the venture for land and pre-development costs we previously incurred. On July 15, 2014, FMF Littleton LLC obtained a senior secured construction loan in the amount of $46,384,000 that bears interest at LIBOR rate plus 1.90% payable monthly and has an initial term (Initial Loan Term) of 36 months and may be extended for two additional 12-month periods following the Initial Loan Term, subject to payment of extension fees and fulfillment of specified conditions. The loan is secured by a lien on the project land and improvements to be constructed, and by a collateral assignment of present and future leases and rents. We provided the lender with a guaranty of completion of the improvements; a guaranty for repayment of 25 percent of the principal balance and unpaid accrued interest; and a standard nonrecourse carve-out guaranty. The principal guaranty will reduce from 25 percent of principal to ten percent upon achievement of certain conditions.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2013 Annual Report on Form 10-K. Unless otherwise indicated, information is presented as of second quarter-end 2014, and references to acreage owned includes all acres owned by ventures regardless of our ownership interest in a venture.
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
Strategy
Our strategy is:

•	Recognizing and responsibly delivering the greatest value from every acre; and

•	Growing through strategic and disciplined investments.
2014 Strategic Initiatives
On February 13, 2014, we announced Growing FORward, new strategic initiatives designed to further enhance shareholder value by:

•	Growing segment earnings through strategic and disciplined investments,

•	Increasing returns, and

•	Repositioning non-core assets.
Results of Operations
A summary of our consolidated results by business segment follows:

	Second Quarter		First Six Months
	2014	2013	2014	2013
	(In thousands)
Revenues:
Real estate	$55,173	$41,219	$120,653	$119,908
Oil and gas	24,377	15,831	41,931	31,335
Other natural resources	3,463	3,029	5,034	6,307
Total revenues	$83,013	$60,079	$167,618	$157,550
Segment earnings:
Real estate	$27,297	$8,104	$50,872	$27,550
Oil and gas	9,522	4,243	10,329	9,370
Other natural resources	2,079	991	1,551	2,243
Total segment earnings	38,898	13,338	62,752	39,163
Items not allocated to segments:
General and administrative expense	(5,566)	(5,329)	(10,734)	(10,287)
Share-based compensation expense	(3,219)	(1,460)	(3,532)	(11,875)
Interest expense	(7,370)	(5,122)	(12,873)	(9,661)
Other corporate non-operating income	130	25	252	56
Income before taxes	22,873	1,452	35,865	7,396
Income tax expense	(8,051)	(911)	(12,709)	(2,904)
Net income attributable to Forestar Group Inc.	$14,822	$541	$23,156	$4,492

Significant aspects of our results of operations follow:
Second Quarter and First Six Months 2014

•
Second quarter and first six months 2014 real estate segment earnings benefited from increased undeveloped land sales and residential lot sales activity. In addition, second quarter 2014 real estate segment earnings included a $10,476,000 gain associated with a non-monetary exchange of leasehold timber rights for 5,400 acres of undeveloped land with a partner in a consolidated venture.

•
Oil and gas segment earnings increased principally due to gain of $5,706,000 related to the sale of oil and gas properties in Oklahoma and North Dakota. Segment earnings also benefited from higher working interest production volumes compared with second quarter and first six months 2013, offset partially by higher exploration, production and operating expenses. In addition, segment earnings were negatively impacted by lower production volumes and delay rental revenues associated with our owned mineral interests.

•
Second quarter 2014 other natural resources segment earnings increased compared with second quarter 2013 principally due to a groundwater reservation agreement which generated $698,000 in segment earnings and a $685,000 gain from a partial termination of a timber lease. Second quarter and first six months 2014 segment earnings were impacted by lower fiber volumes compared with second quarter and first six months 2013.

•
Share-based compensation expense decreased principally as result of a ten percent decrease in our stock price since year-end 2013, compared with a 16 percent increase in our stock price in first six months 2013 since year-end 2012, which impacted the value of vested cash-settled awards.

•	Second quarter and first six months 2014 interest expense increased primarily due to higher average borrowing rates and debt outstanding.
Second Quarter and First Six Months 2013

•
Second quarter 2013 real estate segment earnings increased primarily due to higher average prices for lots and commercial acres sold offset by lower lot sales volume and commercial acres sold in second quarter 2013 as compared with second quarter 2012. In addition, second quarter 2013 real estate segment earnings increased primarily due to sale of the remaining 440 undeveloped residential acres from a project in Florida for$3,536,000, which generated approximately $687,000 in segment earnings. First six months 2013 real estate segment earnings benefited from sale of Promesa, a 289-unit multifamily property we developed and sold in Austin, for $41,000,000, which generated approximately $10,881,000 in segment earnings. In addition, first six months 2013 segment earnings also benefited from increased residential lot sales activity, undeveloped land sales from our retail program and commercial tract sales.

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

Current Market Conditions
U.S. single-family residential market conditions continued to improve in first six months 2014, driven by a growing demand for homes and a tightening supply of homes available for sale. Housing demand has been fueled primarily by improved housing affordability, largely due to relatively low mortgage rates, and increased consumer confidence. Inventories of new homes are at historically low levels in many areas. In addition, declining finished lot inventories and supply of economically developable raw land is increasing demand for our developed lots. However, unemployment levels, national and global economic weakness and uncertainty, and a restrictive mortgage lending environment continue to threaten a robust recovery in the housing market. Multifamily market conditions continue to be strong, with many markets experiencing healthy occupancy levels and positive rent growth. This improvement has been driven primarily by limited housing inventory, reduced single-family mortgage credit availability, and the increased propensity to rent among the 18 to 34 year old demographic of the U.S. population.
Oil prices have remained strong over the last several months and generally have been stronger over the last two years. Gas prices are up nearly 40 percent from year ago levels, but are significantly lower than realized prices over the last decade.

Prolonged cold weather throughout the 2013 - 2014 heating season has taken working gas in storage below the previous five year average (2009 - 2013) causing gas prices to recover from their lows of a year ago.  Exploration and development activity continues to be oil focused due to the premium price of oil over gas when comparing energy equivalency and current estimates of domestic gas producing supplies are believed to be sufficient.
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
Real Estate
We own directly or through ventures approximately 121,000 acres of real estate located in ten states and 13 markets. Our real estate segment secures entitlements and develops infrastructure on our lands, primarily for single-family residential and mixed-use communities. We own approximately 98,000 acres in a broad area around Atlanta, Georgia, with the balance located primarily in Texas. We target investments principally in our strategic growth corridors, regions across the southern half of the United States that possess key demographic and growth characteristics that we believe make them attractive for long-term real estate investment. We own and manage our projects either directly or through ventures. Our real estate segment revenues are principally derived from the sales of residential single-family lots and tracts, undeveloped land and commercial real estate, and from the operation of income producing properties, primarily a hotel and multifamily properties we may develop and sell as a merchant builder.
A summary of our real estate results follows:

	Second Quarter		First Six Months
	2014	2013	2014	2013
	(In thousands)
Revenues	$55,173	$41,219	$120,653	$119,908
Cost of sales	(32,025)	(28,262)	(68,209)	(81,308)
Operating expenses	(9,315)	(7,709)	(17,390)	(14,681)
	13,833	5,248	35,054	23,919
Interest income on loan secured by real estate	2,139	1,086	4,311	2,196
Gain on non-monetary exchange	10,476	—	10,476	—
Equity in earnings of unconsolidated ventures	775	2,427	1,630	3,183
Less: Net income attributable to noncontrolling interests	74	(657)	(599)	(1,748)
Segment earnings	$27,297	$8,104	$50,872	$27,550
In first six months 2014, revenues were principally driven by increased residential real estate and undeveloped land sales.
In second quarter and first six months 2014, cost of sales includes $3,539,000 and $9,041,000 related to multifamily construction contract costs we incurred as general contractor and paid to subcontractors associated with our development of two multifamily venture properties, which includes a $2,269,000 charge absorbed by us in first quarter 2014 and $78,000 charge in second quarter 2014 reflecting estimated cost increases associated with our fixed fee contract as a general contractor for these two multifamily venture properties. Cost of sales associated with multifamily construction contracts for second quarter and first six months 2013 were $11,460,000 and $17,606,000. First six months 2013 cost of sales also included

$29,707,000 in carrying value related to Promesa, a 289-unit multifamily property we developed as a merchant builder and sold.
Interest income principally represents earnings from a loan we hold which is secured by a mixed-use real estate community in Houston.
In second quarter and first six months 2014, we recorded a $10,476,000 gain associated with a non-monetary exchange of leasehold timber rights on approximately 10,300 acres for 5,400 acres of undeveloped land with a partner in a consolidated venture.
In first six months 2014, the decrease in net income attributable to noncontrolling interests compared with first six months 2013 is principally due to the purchase of noncontrolling interests in the Lantana ventures for $7,971,000 in March 2014.
Revenues in our owned and consolidated ventures consist of:

	Second Quarter		First Six Months
	2014	2013	2014	2013
	(In thousands)
Residential real estate	$33,901	$18,348	$69,162	$37,450
Commercial real estate	609	2,187	780	3,438
Undeveloped land	7,297	2,578	27,010	5,287
Commercial and income producing properties	11,050	17,861	20,983	72,032
Other	2,316	245	2,718	1,701
	$55,173	$41,219	$120,653	$119,908
Residential real estate revenues principally consist of the sale of single-family lots to national, regional and local homebuilders. Revenues increased in second quarter and first six months 2014 compared with second quarter and first six months 2013 due to increased lot sales volume offset by lower average price per lot sold and higher undeveloped land sales. In addition, in first six months 2014, we sold 910 undeveloped residential tract acres for $6,567,000 which generated segment earnings of $2,698,000, compared with sale of the remaining 440 undeveloped residential acres from a project in Florida for $3,536,000, which generated approximately $687,000 in segment earnings in first six months 2013.
In first six months 2014, undeveloped land sales increased as compared with first six months 2013 principally due to first quarter sale of 9,329 acres for $19,713,000, or approximately $2,100 per acre, generating approximately $16,233,000 in segment earnings.
In addition, second quarter and first six months 2014 commercial and income producing properties revenues include construction revenues of $3,461,000 and $6,694,000 associated with our multifamily guaranteed maximum price construction contracts as general contractor. We are reimbursed for costs paid to subcontractors plus we may earn a development and construction fee on certain projects, both of which are included in commercial and income producing properties revenue. Revenues associated with multifamily construction contracts for second quarter and first six months 2013 were $11,460,000 and $17,606,000.
In first six months 2014, commercial and income producing properties revenue decreased compared with first six months 2013 as a result of the first quarter 2013 sale of Promesa, a 289-unit multifamily property in Austin which we developed and sold as a merchant builder for $41,000,000 generating segment earnings of $10,881,000.
In first six months 2014, revenues related to our 413 guest room hotel in Austin were up $1,187,000 when compared with first six months 2013, primarily due to higher average room rates and food and beverage sales.

Units sold in our owned and consolidated ventures consist of:

	Second Quarter		First Six Months
	2014	2013	2014	2013
Residential real estate:
Lots sold	481	259	1,317	614
Revenue per lot sold	$60,651	$57,154	$47,644	$54,440
Commercial real estate:
Acres sold	3	32	3	35
Revenue per acre sold	$96,774	$74,166	$96,774	$100,311
Undeveloped land:
Acres sold	2,950	1,000	12,279	1,919
Revenue per acre sold	$2,473	$2,576	$2,200	$2,755
Operating expenses consist of:

	Second Quarter		First Six Months
	2014	2013	2014	2013
	(In thousands)
Employee compensation and benefits	$2,655	$1,902	$5,513	$3,274
Property taxes	1,899	2,049	3,485	4,045
Professional services	2,272	956	3,411	2,126
Depreciation and amortization	695	713	1,343	1,742
Other	1,794	2,089	3,638	3,494
	$9,315	$7,709	$17,390	$14,681
The increase in employee compensation and benefits in second quarter and first six months 2014 is principally related to increase in staffing and incentive compensation. The increase in professional services in second quarter and first six months 2014 is primarily associated with conveyance of land in payment of management fees in a consolidated venture associated with non-monetary exchange of leasehold timber rights for undeveloped land.
Information about our real estate projects and our real estate ventures follows:

	Second Quarter-End
	2014	2013
Owned and consolidated ventures:
Entitled, developed and under development projects
Number of projects	65	65
Residential lots remaining	15,077	19,681
Commercial acres remaining	1,718	2,019
Undeveloped land and land in the entitlement process
Number of projects	11	14
Acres in entitlement process	24,430	25,980
Acres undeveloped	79,563	87,714
Ventures accounted for using the equity method:
Ventures’ lot sales (for first six months)
Lots sold	194	192
Average price per lot sold	$67,772	$54,407
Ventures’ entitled, developed and under development projects
Number of projects	8	7
Residential lots remaining	3,021	3,495
Commercial acres sold (for first six months)	—	2
Average price per acre sold	$—	$652,886
Commercial acres remaining	240	306
Ventures’ undeveloped land and land in the entitlement process
Acres sold (for first six months)	258	42
Average price per acre sold	$2,306	$2,650
Acres undeveloped	5,073	5,613

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
Our net investment in owned and consolidated real estate by geographic location follows:

State	Entitled, Developed, and Under Development Projects	Undeveloped Land and Land in Entitlement Process	Commercial and Income Producing Properties	Total
	(In thousands)
Texas	$277,924	$5,851	$70,159	$353,934
Georgia	18,483	64,737	—	83,220
Colorado	23,967	—	14,837	38,804
California	8,915	22,374	—	31,289
North Carolina	—	28	13,872	13,900
Tennessee	8,687	1,019	—	9,706
Other	7,335	305	—	7,640
	$345,311	$94,314	$98,868	$538,493
Oil and Gas
Our oil and gas segment is focused on the exploration, development and production of oil and gas on our mineral and leasehold interests.
We are an independent oil and gas exploration, development and production company. We have approximately 345,000 net mineral acres leased from others principally located in Nebraska and Kansas primarily targeting the Lansing-Kansas City formation, in the Texas Panhandle primarily targeting the Tonkawa and Cleveland formations, and in North Dakota primarily targeting the Bakken and Three Forks formations. Our leasehold interests include 41,000 net acres held by production and 401 gross oil and gas wells with working interest ownership, of which 195 are operated by us. These leasehold interests include about 8,000 net mineral acres in North Dakota focused on the Bakken and Three Forks formations.
In addition, we lease portions of our 590,000 owned net mineral acres located principally in Texas, Louisiana, Georgia and Alabama to other oil and gas companies in return for a lease bonus, delay rentals and a royalty interest. At second quarter-end 2014, we have about 20,000 net acres leased to others, about 36,000 net acres leased to others that are held by production and 547 gross productive wells operated by others on our owned mineral acres. Most leases are for a three to five year term although all or a portion of a lease may be extended as long as actual production is occurring.
A summary of our oil and gas results follows:

	Second Quarter		First Six Months
	2014	2013	2014	2013
	(In thousands)
Revenues	$24,377	$15,831	$41,931	$31,335
Cost of oil and gas producing activities	(16,926)	(8,838)	(29,546)	(16,672)
Operating expenses	(3,812)	(2,880)	(8,071)	(5,570)
	3,639	4,113	4,314	9,093
Gain on sale of assets	5,706	—	5,706	—
Equity in earnings of unconsolidated ventures	177	130	309	277
Segment earnings	$9,522	$4,243	$10,329	$9,370
In second quarter 2014, the gain of $5,706,000 is related to the sale of 97 gross (6 net) producing oil and gas wells in Oklahoma for a gain of $4,488,000 and the sale of 223 net mineral acres leased from others in North Dakota for a gain of $1,218,000.

Revenues consist of:

	Second Quarter		First Six Months
	2014	2013	2014	2013
	(In thousands)
Oil production (a)	$22,010	$14,188	$37,004	$27,376
Gas production	1,840	1,455	3,781	3,184
Other	527	188	1,146	775
	$24,377	$15,831	$41,931	$31,335
 _________________________

(a)	Oil production includes revenues from oil, condensate and natural gas liquids (NGLs).
In second quarter 2014, oil and gas production revenues increased principally as a result of higher production volumes. Increased oil production volume contributed $6,113,000 and higher oil prices contributed $1,709,000. Decreased gas production volume negatively impacted revenues by $123,000, offset by higher gas prices increasing revenues by $508,000 as compared with second quarter 2013.
In first six months 2014, oil and gas production revenues increased principally as a result of higher production volumes. Increased oil production volume contributed $8,339,000 and higher oil prices contributed $1,289,000. Decreased gas production volume negatively impacted revenues by $415,000, offset by higher gas prices increasing revenues by $1,012,000 as compared with first six months 2013.
In first six months 2014, other revenues include $1,084,000 in lease bonuses received from leasing approximately 3,100 net mineral acres owned in Texas and Louisiana. In first six months 2013, other revenues include $464,000 in delay rental payments received from others associated with our owned mineral interests principally related to extending the lease term on approximately 1,500 net mineral acres.
Cost of oil and gas producing activities consists of:

	Second Quarter		First Six Months
	2014	2013	2014	2013
	(In thousands)
Depletion and amortization	$7,213	$4,328	$11,809	$7,891
Exploration costs	5,183	2,103	9,318	3,411
Production costs	4,457	2,354	8,305	5,152
Other	73	53	114	218
	$16,926	$8,838	$29,546	$16,672
In first six months 2014, cost of oil and gas producing activities increased compared with first six months 2013 due to higher exploration, production and depletion expenses. Depletion and amortization represent the non-cash cost of producing oil and gas associated with our working interests and is computed based on the units of production method.
Exploration costs principally represent exploratory dry hole costs, geological and geophysical and seismic study costs. Dry hole costs in first six months 2014 were $5,665,000, which includes a $2,141,000 charge in second quarter 2014 associated with an exploratory well in east Texas, compared with dry hole costs of $1,296,000 in first six months 2013. As a result of expiring leasehold, we recorded non-cash impairment charges on our unproved oil and gas properties of $1,339,000 in first six months 2014. No non-cash impairment charges related to expiring leases were recorded in first six months 2013. Periodic assessment of proved and unproved oil and gas properties did not result in any impairment charges for first six months 2014 or 2013.
Production costs principally represent lease operating expenses associated with producing working interest wells and our share of production severance taxes related to both our royalty and working interests.

Oil and gas produced and average unit prices related to our royalty and working interests follows:

	Second Quarter		First Six Months
	2014	2013	2014	2013
Consolidated entities:
Oil production (barrels)	225,300	152,700	382,300	286,100
Average oil price per barrel	$95.38	$90.64	$93.75	$92.86
NGL production (barrels)	12,000	13,100	27,000	27,600
Average NGL price per barrel	$43.24	$26.49	$43.17	$29.37
Total oil production (barrels), including NGLs	237,300	165,800	409,300	313,700
Average total oil price per barrel, including NGLs	$92.75	$85.55	$90.41	$87.26
Gas production (millions of cubic feet)	409.4	447.5	843.2	971.1
Average price per thousand cubic feet	$4.49	$3.25	$4.48	$3.28
Our share of ventures accounted for using the equity method:
Gas production (millions of cubic feet)	50.5	57.8	103.2	128.0
Average price per thousand cubic feet	$4.54	$3.23	$4.01	$3.13
Total consolidated and our share of equity method ventures:
Oil production (barrels)	225,300	152,700	382,300	286,100
Average oil price per barrel	$95.38	$90.64	$93.75	$92.86
NGL production (barrels)	12,000	13,100	27,000	27,600
Average NGL price per barrel	$43.24	$26.49	$43.17	$29.37
Total oil production (barrels), including NGLs	237,300	165,800	409,300	313,700
Average total oil price per barrel, including NGLs	$92.75	$85.55	$90.41	$87.26
Gas production (millions of cubic feet)	459.9	505.3	946.4	1,099.1
Average price per thousand cubic feet	$4.50	$3.25	$4.43	$3.26
Total BOE (barrel of oil equivalent) (a)	313,900	250,100	567,000	496,900
Average price per barrel of oil equivalent	$76.70	$63.30	$72.66	$62.31
 _________________________

(a)	Gas is converted to barrels of oil equivalent (BOE) using a conversion of six Mcf to one barrel of oil.
Operating expenses consist of:

	Second Quarter		First Six Months
	2014	2013	2014	2013
	(In thousands)
Employee compensation and benefits	$2,443	$1,761	$5,014	$3,630
Professional and consulting services	288	202	677	460
Depreciation	264	365	515	524
Property taxes	307	104	583	186
Other	510	448	1,282	770
	$3,812	$2,880	$8,071	$5,570
First six months 2014 operating expenses increased compared with first six months 2013, primarily as a result of increased personnel costs for additional staffing hired in the second half of 2013 to support our oil and gas operations as an independent exploration, development and production company.
Other Natural Resources
Our other natural resources segment manages our timber holdings, recreational leases and water resource initiatives. At second quarter-end 2014, we have about 109,000 real estate acres we own directly or through ventures, primarily in Georgia, with timber, and about 2,000 acres of timber under lease. Our other natural resources segment revenues are principally derived from the sales of wood fiber from our land and leases for recreational uses. We have water interests in approximately 1.5 million acres, including a 45 percent nonparticipating royalty interest in groundwater produced or withdrawn for commercial purposes or sold from 1.4 million acres in Texas, Louisiana, Georgia and Alabama, and approximately 20,000 acres of ground water leases in central Texas.

A summary of our other natural resources results follows:

	Second Quarter		First Six Months
	2014	2013	2014	2013
	(In thousands)
Revenues	$3,463	$3,029	$5,034	$6,307
Cost of sales	(801)	(516)	(1,577)	(1,208)
Operating expenses	(1,274)	(1,531)	(2,601)	(2,875)
	1,388	982	856	2,224
Gain on partial termination of timber lease	685	—	685	—
Equity in earnings of unconsolidated ventures	6	9	10	19
Segment earnings	$2,079	$991	$1,551	$2,243
Cost of sales principally includes non-cash cost of timber cut and sold and delay rental payments paid to others related to groundwater leases in central Texas.
In second quarter 2014, we recorded a $685,000 gain associated with partial termination of a timber lease related to 697 acres of undeveloped land in Georgia from a consolidated venture.
Revenues consist of:

	Second Quarter		First Six Months
	2014	2013	2014	2013
	(In thousands)
Fiber	$2,441	$2,711	$3,744	$5,700
Water	750	—	750	—
Recreational leases and other	272	318	540	607
	$3,463	$3,029	$5,034	$6,307
Second quarter and first six months 2014 water revenues are associated with a groundwater reservation agreement.
Fiber sold consists of:

	Second Quarter		First Six Months
	2014	2013	2014	2013
Pulpwood tons sold	58,200	128,100	86,400	248,700
Average pulpwood price per ton	$11.42	$8.66	$10.85	$9.19
Sawtimber tons sold	49,600	56,900	78,500	127,800
Average sawtimber price per ton	$23.23	$23.87	$22.67	$23.04
Total tons sold	107,800	185,000	164,900	376,500
Average stumpage price per ton (a)	$16.86	$13.34	$16.48	$13.89
 _________________________

(a)	Average stumpage price per ton is based on gross revenues less cut and haul costs.
In first six months 2014, total fiber revenues decreased compared with first six months 2013, due to decreased harvest activity, offset partially by higher average prices.
Information about our recreational leases follows:

	Second Quarter		First Six Months
	2014	2013	2014	2013
Average recreational acres leased	110,000	121,800	113,200	122,200
Average price per leased acre	$9.69	$9.29	$9.41	$9.29

Operating expenses consist of:

	Second Quarter		First Six Months
	2014	2013	2014	2013
	(In thousands)
Professional and consulting services	$532	$843	$1,207	$1,550
Employee compensation and benefits	604	402	1,109	844
Facility and long-term timber lease costs	36	116	74	195
Other	102	170	211	286
	$1,274	$1,531	$2,601	$2,875
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
General and administrative expenses consist of:

	Second Quarter		First Six Months
	2014	2013	2014	2013
	(In thousands)
Employee compensation and benefits	$2,465	$1,964	$4,726	$4,100
Professional services	1,168	911	1,910	1,748
Depreciation and amortization	151	218	295	442
Insurance costs	240	245	515	447
Facility costs	248	237	476	437
Other	1,294	1,754	2,812	3,113
	$5,566	$5,329	$10,734	$10,287
Income Taxes
Our effective tax rate was 35 percent in second quarter 2014 and first six months 2014, which includes a one percent benefit for noncontrolling interests. Our effective tax rate was 43 percent in second quarter 2013 and 32 percent in first six months 2013, which included a 4 percent benefit for noncontrolling interests. The increase in the second quarter 2013 effective tax rate was primarily due to a decrease in the benefit for noncontrolling interests. In addition, 2014 and 2013 effective tax rates include the effect of state income taxes, nondeductible items and benefits of percentage depletion.
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
In first six months 2014, net cash provided by operating activities was $18,995,000 principally due to increased residential lot sales and undeveloped land sales activity. This is partially offset by real estate development and acquisition expenditures exceeding real estate cost of sales. In first six months 2013, net cash provided by operating activities was $34,873,000 principally as result of selling Promesa for $41,000,000, a 289-unit multifamily property we developed, generating net proceeds to us of $21,522,000. Real estate cost of sales, which include $29,707,000 in carrying value related to the sale of Promesa, exceeded expenditures for real estate development and acquisition expenditures, which includes the acquisition of one community development site in Nashville for $6,841,000.

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
In first six months 2014, net cash used in investing activities was $47,708,000 principally due to our investment of $44,632,000 in oil and gas properties and equipment associated with our exploration and production operations. In addition, we invested $9,823,000 in property and equipment, software and reforestation, of which $4,254,000 is related to capital expenditures on our 413 guest room hotel in Austin and $3,914,000 is related to water well development, and a net investment in unconsolidated ventures of $4,275,000. These are partially offset by proceeds of $11,022,000 related to sale of certain oil and gas properties in Oklahoma and North Dakota. In first six months 2013, net cash used for investing activities was $35,065,000 principally due to our investment of $32,286,000 in oil and gas properties and equipment associated with our exploration and production operations. In addition, we invested $3,357,000 in property and equipment, software and reforestation of which $2,082,000 is related to capital expenditures on our 413 guest room hotel in Austin.
Cash Flows from Financing Activities
In first six months 2014, net cash provided by financing activities was $20,574,000 principally due to net proceeds of $241,947,000 from the issuance of 8.5% senior secured notes, partially offset by debt payments of $219,653,000, of which $200,000,000 is related to retirement of the term loan associated with our senior secured credit facility, $4,950,000 is related to payments of our amortizing notes associated with our tangible equity units, $2,878,000 is related to debt outstanding for our Lantana partnerships and the remaining associated with payment of other indebtedness. In first six months 2013, net cash provided by financing activities was $58,969,000 principally due to net proceeds of $120,795,000 from the issuance of 3.75% convertible senior notes partially offset by debt payments of $93,390,000, of which $68,000,000 is related to outstanding borrowings under our senior secured credit facility and $18,902,000 is related to paying off the loan associated with Promesa.
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
In first six months 2014, net real estate development and acquisition expenditures were $66,558,000 which principally includes the acquisition of three new community development sites for $10,754,000, two multifamily sites in Austin for $19,479,000 and real estate development costs of $36,025,000.

Oil and Gas Drilling and Other Exploration and Development Activities
In second quarter and first six months 2014, we participated in 45 and 66 gross wells. At second quarter-end 2014, we held interests in 948 gross productive wells. In first six months 2014, we acquired leasehold interests in over 106,000 net mineral acres in new and existing projects for $14,161,000. Also, leasehold interests of approximately 8,000 net mineral acres expired in the normal course of business.
For full year 2014, our current plan is to drill or participate as a non-operator in approximately 155 gross wells. Regional allocation of our capital expenditures incurred for drilling and completion activities in first six months 2014 as compared with our 2014 projected annual drilling and completion capital expenditures is shown below:

	Drilling and Completion Expenditures
	First Six Months	Projected
	2014	2014
	(In thousands)
Bakken and Three Forks formations of North Dakota	$17,183	$47,454
Lansing - Kansas City formation of Nebraska and Kansas	9,969	15,628
Other formations principally in Texas and Oklahoma	3,319	19,629
	$30,471	$82,711
Our accrued capital expenditures for drilling and completion costs and leasehold acquisitions at second quarter-end 2014 were $13,286,000 and are included in other accrued expenses in our consolidated balance sheets. These oil and gas property additions will be reflected as cash used for investing activities in the period the accrued payables are settled.
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
Liquidity
In second quarter 2014, we amended our senior secured credit facility in order to consolidate previous amendments and to increase the revolving loan commitment from $200,000,000 to $300,000,000, extend the maturity date, increase the minimum interest coverage ratio from 1.50x to 2.50x, eliminate the collateral value to loan commitment ratio covenant and increase the maximum total leverage ratio from 40% to 50%. At second quarter-end 2014, our senior secured credit facility provides for a $300,000,000 revolving line of credit maturing May 15, 2017 (with two one-year extension options). The revolving line of credit may be prepaid at any time without penalty. The revolving line of credit includes a $100,000,000 sublimit for letters of credit, of which $8,198,000 is outstanding at second quarter-end 2014. Total borrowings under our senior secured credit facility (including the face amount of letters of credit) may not exceed a borrowing base formula.
At second quarter-end 2014, net unused borrowing capacity under our senior secured credit facility is calculated as follows:

Senior Credit Facility
(In thousands)
Borrowing base availability	$300,000
Less: borrowings	—
Less: letters of credit	(8,198)
$291,802
Our unused borrowing capacity in second quarter 2014 ranged from a high of $292,032,000 to a low of $148,745,000. This facility is used primarily to fund our operating cash needs, which fluctuate due to timing of residential and commercial real estate sales, undeveloped land sales, oil and gas leasing and production activities and mineral lease bonus payments received, timber sales, reimbursements from utility and improvement districts, payment of payables and expenses and capital expenditures.

Our senior secured credit facility and other debt agreements contain financial covenants customary for such agreements including minimum levels of interest coverage and limitations on leverage. At second quarter-end 2014, we were in compliance with the financial covenants of these agreements.
The following table details our compliance with the financial covenants calculated as provided in the senior credit facility:

Financial Covenant	Requirement	Second Quarter-End 2014
Interest Coverage Ratio (a)	≥2.50:1.0	6.68:1.0
Total Leverage Ratio (b)	≤50%	37.8%
Net Worth (c)	≥$589.4 million	$695.0 million
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

(c)
Calculated as the amount by which consolidated total assets (excluding Credo acquisition goodwill over $50,000,000) exceeds consolidated total liabilities. At second quarter-end 2014, the requirement is $589,367,000 computed as: $578,251,000 plus 85 percent of the aggregate net proceeds received by us from any equity offering, plus 75 percent of all positive net income, on a cumulative basis. This covenant is applied at the end of each quarter.

To make additional discretionary investments, acquisitions, or distributions, we must maintain available liquidity equal to 10 percent of the aggregate commitments in place. At second quarter-end 2014, the minimum liquidity requirement was $30,000,000, compared with $474,082,000 in actual available liquidity based on the unused borrowing capacity under our senior secured credit facility plus unrestricted cash and cash equivalents. The failure to maintain such minimum liquidity does not constitute a default or event of default of our senior secured credit facility.
Discretionary investments in community development may be restricted in the event that the revenue/capital expenditure ratio is less than or equal to 1.0x. At second quarter-end 2014, the revenue/capital expenditure ratio was 3.5x. Revenue is defined as total gross revenues (excluding revenues attributed to Credo and multifamily properties), plus our pro rata share of the operating revenues from unconsolidated ventures. Capital expenditures are defined as consolidated development and acquisition expenditures (excluding investments related to Credo and multifamily properties), plus our pro rata share of unconsolidated ventures’ development and acquisition expenditures.
In addition, we may elect to make distributions so long as the total leverage ratio is less than 40 percent, the interest coverage is greater than 3.0:1.0 and available liquidity is not less than $125,000,000.
On May 12, 2014, we issued $250,000,000 aggregate principal amount of 8.50% senior secured notes due 2022 (Notes) in a private placement. The Notes will pay interest semiannually and will mature on June 1, 2022. Net proceeds from the offering were used to retire the $200,000,000 term loan under our senior secured credit facility and pay transaction costs and expenses. The remaining net proceeds will be used for general corporate purposes, which may include strategic growth opportunities.
Contractual Obligations and Off-Balance Sheet Arrangements
On July 15, 2014, FMF Littleton LLC, in which we own a 25 percent interest, obtained a senior secured construction loan in the amount of $46,384,000 to develop a 385-unit multifamily project located in Littleton, Colorado. The loan is secured by a lien on the project land and improvements to be constructed, and by a collateral assignment of present and future leases and rents. We provided the lender with a guaranty of completion of the improvements; a guaranty for repayment of 25 percent of the principal balance and unpaid accrued interest; and a standard nonrecourse carve-out guaranty. The principal guaranty will reduce from 25 percent of principal to ten percent upon achievement of certain conditions.

In January 2014, CREA FMF Nashville LLC, an equity method venture in which we own a 30 percent interest, obtained a senior secured construction loan in the amount of $51,950,000 to develop a 320-unit multifamily project located in Nashville, Tennessee. The outstanding balance at second quarter-end 2014 was $14,227,000. We provided the lender with a guaranty of completion of the improvements; a guaranty for repayment of 25 percent of the principal balance and unpaid accrued interest; and a standard nonrecourse carve-out guaranty. The principal guaranty will reduce from 25 percent of principal to zero percent upon achievement of certain conditions.
In 2012, CJUF III RH Holdings LP, an equity method venture in which we own a 25 percent interest, obtained a senior secured construction loan in the amount of $23,936,000 to develop a 257-unit multifamily property in downtown Austin. The outstanding balance at second quarter-end 2014 was $23,022,000. We have a construction completion guaranty, a repayment guaranty for 20 percent of the principal balance and unpaid accrued interest, and a standard non-recourse carve-out guaranty. The repayment guaranty will reduce from 20 percent of principal upon achievement of certain conditions to zero percent.
In 2012, FMF Peakview LLC, an equity method venture in which we own a 20 percent interest, obtained a senior secured construction loan in the amount of $31,550,000 to develop a 304-unit multifamily property in Denver. The outstanding balance at second quarter-end 2014 was $16,544,000. We have a construction completion guaranty, a repayment guaranty for 25 percent of the principal and unpaid accrued interest, and a standard non-recourse carve-out guaranty.
We have provided performance bonds and letters of credit on behalf of certain ventures that could be drawn on due to failure to satisfy construction obligations as general contractor or for failure to timely deliver streets and utilities in accordance with local codes and ordinances. At second quarter-end 2014, we have $26,906,000 outstanding, of which $26,577,000 is related to the development and construction of a 257-unit multifamily property in Austin which is substantially completed.
Cibolo Canyons—San Antonio, Texas
Cibolo Canyons consists of the JW Marriott ® San Antonio Hill Country Resort & Spa development owned by third parties and a mixed-use development we own. We have $75,505,000 invested in Cibolo Canyons at second quarter-end 2014.
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
In first six months 2014, we received $3,150,000 in reimbursements from the SID. Since inception, we have received $18,306,000 in reimbursements and have accounted for this as a reduction of our investment. At second quarter-end 2014, we have $24,967,000 invested in the resort development.
Mixed-Use Development
The mixed-use development we own consists of 2,100 acres planned to include approximately 1,650 residential lots and 150 commercial acres designated for multifamily and retail uses, of which 831 lots and 130 commercial acres have been sold through second quarter-end 2014.
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
Through second quarter-end 2014, we have submitted for reimbursement approximately $65,465,000 and received approval for $57,322,000 of infrastructure costs, of which we have received reimbursements totaling $25,420,000. In second quarter 2014, we received $1,750,000 in reimbursements from the SID. At second quarter-end 2014, we have $40,045,000 in pending reimbursements, excluding interest. At second quarter-end 2014, we have $50,538,000 invested in the mixed-use development.
Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies or estimates from those disclosed in our 2013 Annual Report on Form 10-K.
New and Pending Accounting Pronouncements
Please read Note 2—New and Pending Accounting Pronouncements to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Statistical and Other Data
A summary of our real estate projects in the entitlement process (a) at second quarter-end 2014 follows:

Project	County	Market	Project Acres (b)
California
Hidden Creek Estates	Los Angeles	Los Angeles	700
Terrace at Hidden Hills	Los Angeles	Los Angeles	30
Georgia
Ball Ground	Cherokee	Atlanta	500
Crossing	Coweta	Atlanta	230
Fincher Road	Cherokee	Atlanta	3,890
Garland Mountain	Cherokee/Bartow	Atlanta	350
Martin’s Bridge	Banks	Atlanta	970
Mill Creek	Coweta	Atlanta	770
Wolf Creek	Carroll/Douglas	Atlanta	12,230
Yellow Creek	Cherokee	Atlanta	1,060
Texas
Lake Houston	Harris/Liberty	Houston	3,700
Total			24,430
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

A summary of activity within our active projects in the development process, which includes entitled (a), developed and under development real estate projects, at second quarter-end 2014 follows:

			Residential Lots (c)		Commercial Acres (d)
Project	County	Interest Owned (b)	Lots Sold Since Inception	Lots Remaining	Acres Sold Since Inception	Acres Remaining (e)
Projects we own
California
San Joaquin River	Contra Costa/Sacramento	100%	—	—	—	288
Colorado
Buffalo Highlands	Weld	100%	—	164	—	—
Johnstown Farms	Weld	100%	269	343	2	7
Pinery West	Douglas	100%	45	41	20	94
Stonebraker	Weld	100%	—	603	—	—
Tennessee
Morgan Farms	Williamson	100%	40	133	—	—
Weatherford Estates	Williamson	100%	—	17	—	—
Texas
Arrowhead Ranch	Hays	100%	—	387	—	6
Bar C Ranch	Tarrant	100%	292	813	—	—
Barrington Kingwood	Harris	100%	120	60	—	—
Cibolo Canyons	Bexar	100%	831	819	130	20
Harbor Lakes	Hood	100%	215	234	2	19
Hunter’s Crossing	Bastrop	100%	471	39	41	62
La Conterra	Williamson	100%	197	133	—	58
Lakes of Prosper	Collin	100%	65	220	—	—
Lantana	Denton	100%	1,013	749	9	3
Maxwell Creek	Collin	100%	897	102	10	—
Oak Creek Estates	Comal	100%	188	459	13	—
Parkside	Collin	100%	—	200	—	—
Stoney Creek	Dallas	100%	221	533	—	—
Summer Creek Ranch	Tarrant	100%	942	332	35	44
Summer Lakes	Fort Bend	100%	610	520	56	—
Summer Park	Fort Bend	100%	69	129	28	62
The Colony	Bastrop	100%	448	701	22	31
The Preserve at Pecan Creek	Denton	100%	506	288	—	7
Village Park	Collin	100%	749	7	3	2
Westside at Buttercup Creek	Williamson	100%	1,491	6	66	—
Other projects (9)	Various	100%	1,727	277	133	7
Georgia
Seven Hills	Paulding	100%	750	340	26	113
The Villages at Burt Creek	Dawson	100%	—	1,715	—	57
Other projects (18)	Various	100%	242	2,851	—	705
Other
Other projects (3)	Various	100%	522	431	—	—
			12,920	13,646	596	1,585
Projects in entities we consolidate
Texas
City Park	Harris	75%	1,311	458	50	115
Timber Creek	Collin	88%	—	614	—	—
Willow Creek Farms II	Waller/Fort Bend	90%	90	160	—	—
Other projects (2)	Various	Various	9	199	—	18

			Residential Lots (c)		Commercial Acres (d)
Project	County	Interest Owned (b)	Lots Sold Since Inception	Lots Remaining	Acres Sold Since Inception	Acres Remaining (e)
Georgia
The Georgian	Paulding	75%	535	—	—	—
			1,945	1,431	50	133
Total owned and consolidated			14,865	15,077	646	1,718

Projects in ventures that we account for using the equity method
Texas
Entrada	Travis	50%	—	821	—	—
Fannin Farms West	Tarrant	50%	324	24	—	12
Harper’s Preserve	Montgomery	50%	314	1,379	8	51
Lantana - Rayzor Ranch	Denton	25%	1,163	—	16	42
Long Meadow Farms	Fort Bend	38%	1,307	495	183	120
Southern Trails	Brazoria	80%	739	252	—	—
Stonewall Estates	Bexar	50%	340	50	—	—
Other projects (2)	Various	Various	—	—	—	15
Total in ventures			4,187	3,021	207	240
Combined total			19,052	18,098	853	1,958
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

(d)	Commercial acres are for the total project, regardless of our ownership interest, and are net developable acres, which may be fewer than the gross acres available in the project.

(e)	Excludes acres associated with commercial and income producing properties.
A summary of our significant commercial and income producing properties at second quarter-end 2014 follows:

Project	Market	Interest Owned (a)	Type	Acres	Description
Radisson Hotel	Austin	100%	Hotel	2	413 guest rooms and suites
Eleven (b)	Austin	25%	Multifamily	3	257-unit luxury apartment
360° (c)	Denver	20%	Multifamily	4	304-unit luxury apartment
Midtown Cedar Hill (c)	Dallas	100%	Multifamily	13	354-unit luxury apartment
Acklen (c)	Nashville	30%	Multifamily	4	320-unit luxury apartment
 _________________________

(a)	Interest owned reflects our total interest in the project, whether owned directly or indirectly.

(b)	Construction substantially complete.

(c)	Construction in progress.

Oil and Gas Owned Mineral Interests
A summary of our oil and gas owned mineral interests (a) at second quarter-end 2014 follows:

State	Unleased	Leased (b)	Held By Production (c)	Total (d)
		(Net acres)
Texas	208,000	17,000	27,000	252,000
Louisiana	132,000	3,000	9,000	144,000
Georgia	152,000	—	—	152,000
Alabama	40,000	—	—	40,000
California	1,000	—	—	1,000
Indiana	1,000	—	—	1,000
	534,000	20,000	36,000	590,000
 _________________________

(a)	Includes ventures.

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

A summary of our Texas and Louisiana owned mineral acres (a) by county or parish at second quarter-end 2014 follows:

Texas		Louisiana
County	Net Acres	Parish	Net Acres
Trinity	46,000	Beauregard	79,000
Angelina	42,000	Vernon	39,000
Houston	29,000	Calcasieu	17,000
Anderson	25,000	Allen	7,000
Cherokee	24,000	Rapides	1,000
Sabine	23,000	Other	1,000
Red River	14,000		144,000
Newton	13,000
San Augustine	13,000
Jasper	12,000
Other	11,000
	252,000
 _________________________

(a)	Includes ventures.

Oil and Gas Mineral Interests Leased
A summary of our net oil and gas mineral acres leased from others at second quarter-end 2014 follows:

State	Undeveloped	Held By Production (a)	Total
Nebraska	223,000	7,000	230,000
Kansas	25,000	6,000	31,000
Oklahoma	23,000	17,000	40,000
Alabama	8,000	—	8,000
Texas	10,000	3,000	13,000
North Dakota	4,000	4,000	8,000
Other	11,000	4,000	15,000
	304,000	41,000	345,000
 _________________________

(a)	Excludes approximately 8,000 net acres of overriding royalty interests.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
In May 2014, we retired the $200,000,000 term loan under our senior secured credit facility. Therefore, at second quarter-end 2014, we have no significant exposure to changes in interest rates.
Foreign Currency Risk
We have no exposure to foreign currency fluctuations.

Commodity Price Risk
We have exposure to commodity price fluctuations from our oil and gas production which can materially affect our revenues and cash flows. The prices we receive for our production depend on numerous factors beyond our control. Based on our second quarter and first six months 2014 production, a 10% decrease in our average realized oil and gas prices would have reduced our oil and gas production revenues by $2,385,000 and $4,078,000. To manage our exposure to commodity price risks associated with the sale of oil and gas, we may periodically enter into derivative hedging transactions for a portion of our estimated production. We do not have any commodity derivative positions outstanding at second quarter-end 2014.

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

Period	Total Number of Shares Purchased (b)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
Month 4 (4/1/2014 — 4/30/2014)	—	$—	—	4,997,855
Month 5 (5/1/2014 — 5/31/2014)	5,367	$17.39	—	4,997,855
Month 6 (6/1/2014 — 6/30/2014)	—	$—	—	4,997,855
	5,367	$17.39	—
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
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit	Description
4.1	Indenture, dated May 12, 2014 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on May 15, 2014).

10.1
Second Amendment dated May 15, 2014 to the Second Amended and Restated Revolving and Term Credit Agreement dated September 14, 2012, by and among the Company, Forestar (USA) Real Estate Group Inc. and certain of its wholly-owned subsidiaries; Key Bank National Association, as lender, swing line lender and agent, the lenders party thereto; and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report of Form 8-K filed with the Commission on May 16, 2014).

10.2
Third Amended and Restated Revolving Credit Agreement dated May 15, 2014, by and among the Company, Forestar (USA) Real Estate Group Inc. and certain of its wholly-owned subsidiaries; Key Bank National Association, as lender, swing line lender and agent, the lenders party thereto; and the other parties thereto (incorporated by reference to Exhibit 10.2 to the Company's Current Report of Form 8-K filed with the Commission on May 16, 2014).

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

FORESTAR GROUP INC.

Date: August 8, 2014	By:	/s/ Christopher L. Nines
Christopher L. Nines
Chief Financial Officer

	By:	/s/ Sabita C. Reddy
Sabita C. Reddy
Principal Accounting Officer