Form 10-Q
period 2014-09-30
Forestar Group Inc.
filed 2014-11-06
CIK 1406587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding as of November 3, 2014
Common Stock, par value $1.00 per share	34,958,270

FORESTAR GROUP INC.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
FORESTAR GROUP INC.
Consolidated Balance Sheets
(Unaudited)

	Third Quarter-End	Year-End
	2014	2013
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$170,606	$192,307
Real estate, net	591,805	519,464
Oil and gas properties and equipment, net	259,755	232,641
Investment in unconsolidated ventures	53,709	41,147
Timber	9,216	10,947
Receivables, net	46,301	39,252
Prepaid expenses	4,613	5,136
Income taxes receivable	2,837	—
Property and equipment, net	11,547	6,112
Deferred tax asset, net	30,932	40,398
Goodwill and other intangible assets	67,440	66,646
Other assets	19,478	18,102
TOTAL ASSETS	$1,268,239	$1,172,152
LIABILITIES AND EQUITY
Accounts payable	$17,667	$21,409
Accrued employee compensation and benefits	6,852	5,814
Accrued property taxes	7,044	3,822
Accrued interest	8,695	2,343
Income taxes payable	—	3,876
Earnest money deposits	8,466	10,854
Other accrued expenses	27,371	26,851
Other liabilities	17,418	24,379
Debt	429,295	357,407
TOTAL LIABILITIES	522,808	456,755
COMMITMENTS AND CONTINGENCIES
EQUITY
Forestar Group Inc. shareholders’ equity:
Preferred stock, par value $0.01 per share, 25,000,000 authorized shares, none issued	—	—
Common stock, par value $1.00 per share, 200,000,000 authorized shares, 36,946,603 issued at third quarter-end 2014 and year-end 2013	36,947	36,947
Additional paid-in capital	558,165	556,676
Retained earnings	178,801	150,418
Treasury stock, at cost, 1,988,333 shares at third quarter-end 2014 and 2,199,666 shares at year-end 2013	(31,154)	(34,196)
Total Forestar Group Inc. shareholders’ equity	742,759	709,845
Noncontrolling interests	2,672	5,552
TOTAL EQUITY	745,431	715,397
TOTAL LIABILITIES AND EQUITY	$1,268,239	$1,172,152
Please read the notes to consolidated financial statements.

FORESTAR GROUP INC.
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Third Quarter		First Nine Months
	2014	2013	2014	2013
	(In thousands, except per share amounts)
REVENUES
Real estate sales and other	$23,067	$37,001	$122,738	$84,877
Commercial and income producing properties	9,378	13,355	30,360	85,387
Real estate	32,445	50,356	153,098	170,264
Oil and gas	24,145	22,095	66,076	53,430
Other natural resources	2,250	2,656	7,284	8,963
	58,840	75,107	226,458	232,657
COSTS AND EXPENSES
Cost of real estate sales and other	(10,662)	(18,603)	(60,145)	(43,112)
Cost of commercial and income producing properties	(9,391)	(13,352)	(28,117)	(70,151)
Cost of oil and gas producing activities	(18,470)	(10,090)	(48,016)	(26,762)
Cost of other natural resources	(711)	(454)	(2,288)	(1,662)
Other operating	(12,860)	(16,051)	(43,187)	(45,039)
General and administrative	(5,140)	(5,945)	(17,141)	(22,245)
	(57,234)	(64,495)	(198,894)	(208,971)
GAIN ON ASSET PURCHASE, EXCHANGE AND SALES	11,110	—	27,977	—
OPERATING INCOME	12,716	10,612	55,541	23,686
Equity in earnings of unconsolidated ventures	2,016	3,125	3,965	6,604
Interest expense	(8,634)	(5,231)	(21,507)	(14,892)
Other non-operating income	1,896	1,459	6,459	3,711
INCOME BEFORE TAXES	7,994	9,965	44,458	19,109
Income tax (expense) benefit	(2,755)	2,932	(15,464)	28
CONSOLIDATED NET INCOME	5,239	12,897	28,994	19,137
Less: Net (income) attributable to noncontrolling interests	(12)	(1,067)	(611)	(2,815)
NET INCOME ATTRIBUTABLE TO FORESTAR GROUP INC.	$5,227	$11,830	$28,383	$16,322
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	35,498	35,410	35,437	35,341
Diluted	43,868	36,072	43,750	35,949
NET INCOME PER COMMON SHARE
Basic	$0.12	$0.33	$0.66	$0.46
Diluted	$0.12	$0.33	$0.65	$0.45
TOTAL COMPREHENSIVE INCOME	$5,227	$11,830	$28,383	$16,322
Please read the notes to consolidated financial statements.

FORESTAR GROUP INC.
Consolidated Statements of Cash Flows
(Unaudited)

	First Nine Months
	2014	2013
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$28,994	$19,137
Adjustments:
Depreciation, depletion and amortization	29,109	21,698
Change in deferred income taxes	10,649	3,535
Change in unrecognized tax benefits	—	(6,251)
Equity in earnings of unconsolidated ventures	(3,965)	(6,604)
Distributions of earnings of unconsolidated ventures	2,817	869
Share-based compensation	4,523	15,367
Real estate cost of sales	59,251	71,324
Dry hole and leasehold abandonment costs	11,541	2,206
Real estate development and acquisition expenditures, net	(82,864)	(65,762)
Reimbursements from utility and improvement districts	8,554	4,540
Other changes in real estate	3,148	1,440
Changes in deferred income	102	(2,229)
Gain on asset purchase, exchange and sales	(27,977)	—
Other	1,697	154
Changes in:
Notes and accounts receivable	(6,300)	(544)
Prepaid expenses and other	4,232	(373)
Accounts payable and other accrued liabilities	(3,249)	(11,268)
Income taxes	(3,876)	(2,156)
Net cash provided by operating activities	36,386	45,083
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, equipment, software, reforestation and other	(13,583)	(6,241)
Oil and gas properties and equipment	(65,661)	(56,482)
Acquisition of partner's interest in unconsolidated multifamily venture, net of cash	(20,155)	—
Investment in unconsolidated ventures	(5,016)	(819)
Proceeds from sales of oil and gas properties, net	17,017	—
Proceeds from sales of other assets, net	2,868	—
Return of investment in unconsolidated ventures	1,601	1,271
Other	—	(45)
Net cash used for investing activities	(82,929)	(62,316)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible senior notes, net	—	120,795
Proceeds from issuance of senior secured notes, net	241,947	—
Payments of debt	(222,468)	(96,915)
Additions to debt	17,169	38,901
Deferred financing fees	(3,114)	(353)
Distributions to noncontrolling interests, net	(1,070)	(1,561)
Purchase of noncontrolling interests	(7,971)	—
Exercise of stock options	1,197	1,812
Payroll taxes on issuance of stock-based awards	(1,024)	(1,128)
Excess income tax benefit from share-based compensation	176	90
Net cash provided by financing activities	24,842	61,641

Net increase (decrease) in cash and cash equivalents	(21,701)	44,408
Cash and cash equivalents at beginning of period	192,307	10,361
Cash and cash equivalents at end of period	$170,606	$54,769
Please read the notes to consolidated financial statements.

FORESTAR GROUP INC.
Notes to Consolidated Financial Statements
(Unaudited)
Note 1—Basis of Presentation
Our consolidated financial statements include the accounts of Forestar Group Inc., all subsidiaries, ventures and other entities in which we have a controlling interest. We account for our investment in other entities in which we have significant influence over operations and financial policies using the equity method. We eliminate all material intercompany accounts and transactions. Noncontrolling interests in consolidated pass-through entities are recognized before income taxes. In our consolidated balance sheets we have reclassified prior year's earnest money deposits that were included in other accrued expenses and other liabilities as a separate line item to conform to the current year presentation.
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
Note 2—New and Pending Accounting Pronouncements
Accounting Standards Adopted in 2014
In first nine months 2014, we adopted ASU 2013-04 — Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date, ASU 2014-12 — Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period and ASU 2014-08 — Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Adoption did not materially affect our earnings, financial position or disclosures.
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

Note 3—Real Estate
Real estate consists of:

	Third Quarter-End	Year-End
	2014	2013
	(In thousands)
Entitled, developed and under development projects	$342,553	$361,687
Undeveloped land (includes land in entitlement)	94,241	86,367
Commercial and income producing properties
Carrying value	184,977	99,476
Less: accumulated depreciation	(29,966)	(28,066)
Net carrying value	155,011	71,410
	$591,805	$519,464
Included in entitled, developed and under development projects are the estimated costs of assets we expect to convey to utility and improvement districts of $66,198,000 at third quarter-end 2014 and $62,183,000 at year-end 2013, including $40,045,000 at third quarter-end 2014 and $41,795,000 at year-end 2013 related to our Cibolo Canyons project near San Antonio, Texas. These costs relate to water, sewer and other infrastructure assets we have submitted to utility or improvement districts for approval and reimbursement. We submitted for reimbursement to these districts $7,118,000 and $15,713,000 in first nine months 2014 and 2013. We collected reimbursements from these districts of $4,504,000 and $1,840,000 in first nine months 2014 and 2013. We expect to collect the remaining amounts billed when these districts achieve adequate tax basis or otherwise have funds available to support payment.
Also included in entitled, developed and under development projects is our investment in the resort development owned by third parties at our Cibolo Canyons project. We received $4,050,000 and $2,700,000 from the special improvement district in first nine months 2014 and 2013. At third quarter-end 2014, we have $24,067,000 invested in the resort development.
In third quarter 2014, we acquired full ownership in CJUF III, RH Holdings partnership (the Eleven venture), owner of a 257-unit multifamily project in Austin in which we previously held a 25 percent interest, for $21,500,000. The acquisition-date fair value was $55,275,000, including debt of $23,936,000. Our investment in the Eleven venture prior to acquiring our partner’s interest was $2,229,000. We accounted for this transaction as a business combination achieved in stages and as a result, we remeasured our equity method investment in the Eleven venture to its acquisition-date fair value of $9,839,000 and recognized the resulting gain of $7,610,000 in real estate segment earnings. The purchase price allocation related to the acquisition of our partner’s interest in the Eleven venture is preliminary as it is subject to final valuation adjustments. At third quarter-end 2014, we recorded additions to real estate commercial and income producing properties of $53,917,000 and other assets of $992,000 primarily consisting of in-place tenant leases of $865,000. In addition, we recorded a working capital deficit of $979,000 and debt of $23,936,000. In first nine months 2014, we also recorded a $10,476,000 gain associated with a non-monetary exchange of leasehold timber rights on approximately 10,300 acres for 5,400 acres of undeveloped land with a partner in a consolidated venture.
In first nine months 2014, the increase in commercial and income producing properties was principally due to $53,917,000 related to the Eleven multifamily project which is now wholly-owned after acquisition of our partner's interest in the Eleven venture, and $26,110,000 from acquisition of three multifamily development sites. At third quarter-end 2014, commercial and income producing properties principally represents our investment in a 413 guest room hotel in Austin with a carrying value of $29,002,000, our $53,917,000 investment in our 257-unit multifamily property in Austin and our investment in multifamily development sites located in Austin, Charlotte, Dallas and Nashville with a combined carrying value of $58,727,000.

Note 4—Oil and Gas Properties and Equipment, net
Net capitalized costs, utilizing the successful efforts method of accounting, related to our oil and gas producing activities follows:

	Third Quarter-End	Year-End
	2014	2013
	(In thousands)
Unproved oil and gas properties	$97,824	$100,320
Proved oil and gas properties	201,905	155,262
Total capitalized costs	299,729	255,582
Less: accumulated depreciation, depletion and amortization	(39,974)	(22,941)
	$259,755	$232,641
In first nine months 2014, we recorded gains of $9,041,000 principally related to the sale of 102 gross (7 net) producing oil and gas wells in Oklahoma for a gain of $4,758,000 and the sale of 571 net mineral acres leased from others in North Dakota for a gain of $4,283,000.
Note 5—Goodwill and Other Intangible Assets
Carrying value of goodwill and other intangible assets follows:

	Third Quarter-End	Year-End
	2014	2013
	(In thousands)
Goodwill	$64,493	$64,493
Identified intangibles, net	2,947	2,153
	$67,440	$66,646
Goodwill of $60,619,000 represents the excess of the purchase price over the fair value of the tangible and intangible assets associated with acquisition of CREDO Petroleum Corporation (Credo) in 2012 and $3,874,000 associated with a water resources company acquired in 2010.
Identified intangibles include $1,681,000 in indefinite lived groundwater leases associated with a water resources company acquired in 2010, $865,000 related to in-place tenant leases with definite lives associated with the purchase of our partner's interest in the Eleven venture and $401,000 related to patents with definite lives associated with the Calliope Gas Recovery System, a process to increase natural gas production.
Note 6—Equity
A reconciliation of changes in equity at third quarter-end 2014 follows:

	Forestar Group Inc.	Noncontrolling Interests	Total
	(In thousands)
Balance at year-end 2013	$709,845	$5,552	$715,397
Net income	28,383	611	28,994
Distributions to noncontrolling interests	—	(2,093)	(2,093)
Contributions from noncontrolling interests	—	533	533
Dissolution of noncontrolling interests	—	1,342	1,342
Purchase of noncontrolling interests, net of deferred taxes of $1,723,000	(2,975)	(3,273)	(6,248)
Other (primarily share-based compensation)	7,506	—	7,506
	$742,759	$2,672	$745,431
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
Note 7—Investment in Unconsolidated Ventures
At third quarter-end 2014, we have ownership interests in 14 ventures that we account for using the equity method.
In third quarter 2014, we acquired full ownership in the Eleven venture for $21,500,000. The acquisition-date fair value was $55,275,000, including debt of $23,936,000. Our investment in the Eleven venture prior to acquiring our partner’s interest was $2,229,000. At third quarter-end 2014, we no longer have an equity method investment in the Eleven venture.
On July 15, 2014, we entered into the FMF Littleton LLC venture with AIGGRE Littleton Common Investor LLC (AIGGRE), to develop a 385-unit multifamily property in Littleton, Colorado. We own a 25 percent interest and AIGGRE owns remaining 75 percent interest. We contributed $4,900,000 of land and pre-development costs to the venture, net of $9,852,000 of reimbursements received from the venture for land and pre-development costs we previously incurred. The venture obtained a senior secured construction loan in the amount of $46,384,000 that bears interest at 30-day LIBOR plus 1.90% payable monthly, of which none was outstanding at third quarter-end 2014. We provided the lender a construction completion guaranty; a guaranty of repayment of 25 percent of the principal balance and unpaid accrued interest; and a nonrecourse carve-out guaranty. The principal guaranty will reduce from 25 percent of principal to ten percent upon achievement of certain conditions. At third quarter-end 2014, our investment in this venture is $5,465,000.
In first quarter 2014, we entered into the CREA FMF Nashville LLC venture with Massachusetts Mutual Life Insurance Co. to develop a 320-unit multifamily property in Nashville, Tennessee. We contributed $5,897,000 of land and pre-development costs to the venture, net of $7,191,000 of reimbursements received from the venture for pre-development costs we previously incurred. The venture obtained a senior secured construction loan in the amount of $51,950,000 that bears interest at 30-day LIBOR plus 2.50% per annum, of which $20,289,000 was outstanding at third quarter-end 2014. We provided the lender a construction completion guaranty; a guaranty of repayment of 25 percent of the principal balance and unpaid accrued interest; and a nonrecourse carve-out guaranty. The principal guaranty will reduce from 25 percent of principal to zero upon achievement of certain conditions. At third quarter-end 2014, our investment in this venture is $5,655,000.
Combined summarized balance sheet information for our ventures accounted for using the equity method follows:

	Venture Assets		Venture Borrowings(a)		Venture Equity		Our Investment
	Third Quarter-End	Year-End	Third Quarter-End	Year-End	Third Quarter-End	Year-End	Third Quarter-End	Year-End
	2014	2013	2014	2013	2014	2013	2014	2013
	(In thousands)
242, LLC (b)	$26,139	$23,751	$2,934	$921	$19,286	$19,838	$8,819	$9,084
CJUF III, RH Holdings	—	36,320	—	18,492	—	15,415	—	3,235
CL Ashton Woods (c)	11,671	10,473	—	—	10,277	9,704	4,370	3,544
CL Realty	8,085	8,298	—	—	7,916	8,070	3,958	4,035
CREA FMF Nashville (b)	28,962	—	20,289	—	6,126	—	5,655	—
FMF Littleton	21,599	—	—	—	21,148	—	5,465	—
FMF Peakview	40,137	30,673	21,088	12,533	17,617	16,620	3,605	3,406
HM Stonewall Estates (c)	3,367	3,781	286	63	3,081	3,718	1,751	2,128
LM Land Holdings (c)	32,824	33,298	9,502	9,768	19,349	13,347	9,843	8,283
PSW Communities	12,604	—	7,377	—	4,270	—	3,795	—
Temco	12,756	13,320	—	—	12,518	13,160	6,259	6,580
Other ventures (d)	12,383	12,723	29,730	29,699	(32,022)	(31,357)	189	852
	$210,527	$172,637	$91,206	$71,476	$89,566	$68,515	$53,709	$41,147

Combined summarized income statement information for our ventures accounted for using the equity method follows:

	Venture Revenues				Venture Earnings (Loss)				Our Share of Earnings (Loss)
	Third Quarter		First Nine Months		Third Quarter		First Nine Months		Third Quarter		First Nine Months
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
	(In thousands)
242, LLC	$88	$37	$1,563	$3,168	$(32)	$(20)	$448	$817	$(15)	$(10)	$236	$438
CJUF III, RH Holdings	1,098	4	2,168	7	(305)	(133)	(956)	(357)	(305)	(133)	(956)	(357)
CL Ashton Woods (c)	790	1,355	1,859	4,246	277	477	573	1,027	373	677	826	1,817
CL Realty	413	445	1,240	1,246	294	350	846	802	147	175	423	401
CREA FMF Nashville	—	—	—	—	—	—	(25)	—	—	—	(25)	—
FMF Peakview	3	200	3	200	(109)	(98)	(261)	(137)	(21)	(19)	(52)	(27)
HM Stonewall Estates (c)	292	696	1,727	1,794	91	255	613	655	36	100	245	276
LM Land Holdings (c)	4,604	9,387	13,897	14,651	3,397	5,515	10,368	9,274	1,200	2,344	3,097	3,998
PSW Communities	—	—	—	—	(11)	—	(231)	—	(9)	—	(204)	—
Temco	79	162	793	437	42	42	158	48	21	21	79	24
Other ventures	1,329	21	1,378	5,171	691	(120)	502	(642)	589	(30)	296	34
	$8,696	$12,307	$24,628	$30,920	$4,335	$6,268	$12,035	$11,487	$2,016	$3,125	$3,965	$6,604
 _____________________

(a)	Total includes current maturities of $61,936,000 at third quarter-end 2014, of which $40,697,000 is non-recourse to us, and $37,966,000 at year-end 2013, of which $37,822,000 is non-recourse to us.

(b)
Includes unamortized deferred gains on real estate contributed by us to ventures. We recognize deferred gains as income as real estate is sold to third parties. Deferred gains of $1,648,000 are reflected as a reduction to our investment in unconsolidated ventures at third quarter-end 2014.

(c)
Includes unrecognized basis difference of $2,011,000 which is reflected as a reduction of our investment in unconsolidated ventures at third quarter-end 2014. The difference will be accreted as income or expense over the life of the investment and included in our share of earnings (loss) from the respective ventures.

(d)
Our investment in other ventures reflects our ownership interests, excluding venture losses that exceed our investment where we are not obligated to fund those losses. Please read Note 16—Variable Interest Entities for additional information.

In first nine months 2014, we contributed cash of $5,016,000 to these ventures and received $4,418,000 in cash distributions, and in first nine months 2013, we contributed cash of $819,000 to these ventures and received $2,140,000 in cash distributions. Distributions include both return of investments and distribution of earnings.
From time to time, we provide performance bonds and letters of credit on behalf of certain ventures that could be drawn on due to failure to satisfy construction obligations as general contractor or for failure to timely deliver streets and utilities in accordance with local codes and ordinances. At third quarter-end 2014, we have no outstanding performance bonds or letters of credit.
Note 8—Receivables
Receivables consist of:

	Third Quarter-End	Year-End
	2014	2013
	(In thousands)
Loan secured by real estate	$4,236	$7,610
Other loans secured by real estate, average interest rates of 4.40% at third quarter-end 2014 and 5.00% at year-end 2013	8,234	7,987
Oil and gas joint interest billing receivables	11,220	3,896
Oil and gas revenue accruals	18,753	8,137
Other receivables and accrued interest	3,884	11,648
	46,327	39,278
Allowance for bad debts	(26)	(26)
	$46,301	$39,252

At third quarter-end 2014, we have $4,236,000 invested in a loan which was acquired from a financial institution in second quarter 2011 when it was non-performing and is secured by a lien on developed and undeveloped real estate located near Houston designated for single-family residential and commercial development. Interest accrues at nine percent the first three years escalating to ten percent in April 2015 and 12 percent in April 2016, with interest above 6.25 percent to be forgiven if the loan is prepaid by certain dates. In first nine months 2014, we received principal payments of $8,912,000 and interest payments of $530,000. At third quarter-end 2014, the outstanding principal balance was $6,787,000.
Estimated accretable yield follows:

Third Quarter-End
2014
(In thousands)
Beginning of period (year-end 2013)	$8,908
Change in accretable yield due to change in timing of estimated cash flows	(347)
Interest income recognized (in first nine months 2014)	(6,068)
End of period	$2,493
Other loans secured by real estate generally are secured by a deed of trust and due within three years.
Note 9—Debt
Debt consists of:

	Third Quarter-End	Year-End
	2014	2013
	(In thousands)
Senior secured credit facility
Term loan facility — average interest rate of 4.17% at year-end 2013	$—	$200,000
8.50% senior secured notes due 2022	250,000	—
3.75% convertible senior notes due 2020, net of discount	102,368	99,890
6.00% tangible equity unit notes, net of discount	19,192	25,619
Secured promissory notes — average interest rates of 3.15% at third quarter-end 2014 and 3.17% at year-end 2013	15,400	15,400
Other indebtedness — interest rates ranging from 2.19% to 5.50% at third quarter-end 2014	42,335	16,498
	$429,295	$357,407
Our debt agreements contain financial covenants customary for such agreements including minimum levels of interest coverage and limitations on leverage. At third quarter-end 2014, we were in compliance with the financial covenants of these agreements.
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
We incurred fees of $3,068,000 related to this amendment. At third quarter-end 2014, our senior secured credit facility provides for a $300,000,000 revolving line of credit maturing May 15, 2017. The revolving line of credit may be prepaid at any time without penalty. The revolving line of credit includes a $100,000,000 sublimit for letters of credit, of which $10,118,000 is outstanding at third quarter-end 2014. Total borrowings under our senior secured credit facility (including the face amount of letters of credit) may not exceed a borrowing base formula. At third quarter-end 2014, we had $289,882,000 in net unused borrowing capacity under our senior secured credit facility.
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
At third quarter-end 2014, secured promissory notes represent a $15,400,000 loan collateralized by a 413 guest room hotel located in Austin with a carrying value of $29,002,000. Other indebtedness principally represents $38,033,000 of senior secured construction loans for two multifamily properties, of which $23,936,000 is related to the third quarter 2014 acquisition of our partner's interest in the 257-unit multifamily project in Austin. The combined carrying value of these two multifamily properties is $82,715,000 at third quarter-end 2014. The remaining other indebtedness is collateralized by entitled, developed and under development projects with a carrying value of $19,239,000.
At third quarter-end 2014 and year-end 2013, we have $16,072,000 and $7,896,000 in unamortized deferred financing fees which are included in other assets. Amortization of deferred financing fees was $3,089,000 and $2,282,000 in first nine months 2014 and 2013 and is included in interest expense.
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
Non-financial assets measured at fair value on a non-recurring basis principally include real estate assets, oil and gas properties, assets held for sale, goodwill and other intangible assets, which are measured for impairment. In third quarter 2014, we recognized non-cash asset impairment charges of $94,000 associated with a real estate project in Austin. We had no non-cash impairment charges in third quarter 2013.
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
Information about our fixed rate financial instruments not measured at fair value follows:

	Third Quarter-End 2014		Year-End 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Technique
	(In thousands)
Loan secured by real estate	$4,236	$7,524	$7,610	$18,025	Level 2
Fixed rate debt (a)	(371,560)	(381,619)	(126,640)	(118,634)	Level 2
_____________________

(a)	Third quarter-end 2014 includes our $250,000,000 of 8.50% senior secured notes due 2022, issued May 12, 2014.

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
At third quarter-end 2014, personnel of former affiliates held options to purchase 706,000 shares of our common stock. The options have a weighted average exercise price of $26.11 and a weighted average remaining contractual term of one year. At third quarter-end 2014, the options have an aggregate intrinsic value of $54,300.
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
The computations of basic and diluted earnings per share are as follows:

	Third Quarter		First Nine Months
	2014	2013	2014	2013
	(In thousands)
Numerator:
Consolidated net income	$5,239	$12,897	$28,994	$19,137
Less: Net loss (income) attributable to noncontrolling interest	(12)	(1,067)	(611)	(2,815)
Earnings available for diluted earnings per share	$5,227	$11,830	$28,383	$16,322
Less: Undistributed net income allocated to participating securities	(947)	—	(5,151)	—
Earnings available to common shareholders for basic earnings per share	$4,280	$11,830	$23,232	$16,322

Denominator:
Weighted average common shares outstanding — basic	35,498	35,410	35,437	35,341
Weighted average common shares upon conversion of participating securities (a)	7,857	—	7,857	—
Dilutive effect of stock options, restricted stock and equity-settled awards	513	662	456	608
Total weighted average shares outstanding — diluted	43,868	36,072	43,750	35,949
Anti-dilutive awards excluded from diluted weighted average shares	1,959	1,764	2,171	2,022
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
We intend to settle the principal amount of our convertible senior notes (Convertible Notes) in cash upon conversion with only the amount in excess of par value of the Convertible Notes to be settled in shares of our common stock. Therefore, our calculation of diluted net income per share using the treasury stock method includes only the amount, if any, in excess of par value of the Convertible Notes. As such, the Convertible Notes have no impact on diluted net income per share until the price of our common stock exceeds the $24.49 conversion price of the Convertible Notes. The average price of our common stock in third quarter 2014 did not exceed the conversion price which resulted in no additional diluted outstanding shares.
Note 13—Income Taxes
Our effective tax rate was 35 percent in third quarter and first nine months 2014, which includes a one percent benefit for noncontrolling interests. Our effective tax rate was a 29 percent benefit in third quarter 2013 and less than a one percent benefit in first nine months 2013, which included a four percent benefit for noncontrolling interests. Our third quarter and first nine months 2013 effective tax rates include a benefit from recognition of $6,326,000 of previously unrecognized tax benefits upon lapse of the statute of limitations for a previously reserved tax position. Our effective tax rates in third quarter and first nine months 2013 would have been 33 percent excluding the impact of the foregoing tax benefits.
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
Environmental
Environmental remediation liabilities arise from time to time in the ordinary course of doing business, and we believe we have established adequate reserves for any probable losses that we can reasonably estimate. We own 288 acres near Antioch, California, portions of which were sites of a former paper manufacturing operation that are in remediation. We have received certificates of completion on all but one 80 acre tract, a portion of which includes subsurface contamination. We estimate the remaining cost to complete remediation activities will be approximately $810,000, which is included in other accrued expenses. It is possible that remediation or monitoring activities could be required in addition to those included within our estimate, but we are unable to determine the scope, timing or extent of such activities.
We have asset retirement obligations related to the abandonment and site restoration requirements that result from the acquisition, construction and development of oil and gas properties. We record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Accretion expense related to the asset retirement obligation and depletion expense related to capitalized asset retirement cost is included in cost of oil and gas producing activities on our consolidated statements of income and comprehensive income. At third quarter-end 2014, our asset retirement obligation was $1,667,000, which is included in other liabilities.
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
Total assets allocated by segment are as follows:

	Third Quarter-End	Year-End
	2014	2013
	(In thousands)
Real estate	$664,642	$582,802
Oil and gas	355,501	312,553
Other natural resources	23,502	23,478
Assets not allocated to segments (a)	224,594	253,319
	$1,268,239	$1,172,152
  _________________________

(a)
Assets not allocated to segments at third quarter-end 2014 principally consist of cash and cash equivalents of $170,606,000 and a net deferred tax asset of $30,932,000. Assets not allocated to segments at year-end 2013 principally consist of cash and cash equivalents of $192,307,000 and a net deferred tax asset of $40,398,000.

We evaluate performance based on segment earnings (loss) before unallocated items and income taxes. Segment earnings (loss) consist of operating income, equity in earnings (loss) of unconsolidated ventures, gain on sales of assets, interest income on loans secured by real estate and net (income) loss attributable to noncontrolling interests. Items not allocated to our business segments consist of general and administrative expense, share-based compensation, gain on sale of strategic timberland, interest expense and other corporate non-operating income and expense. The accounting policies of the segments are the same as those described in Note 1—Basis of Presentation. Our revenues are derived from U.S. operations and all of our assets are located in the U.S. In third quarter and first nine months 2014, no single customer accounted for more than ten percent of our total revenues.
Segment revenues and earnings are as follows:

	Third Quarter		First Nine Months
	2014	2013	2014	2013
	(In thousands)
Revenues:
Real estate	$32,445	$50,356	$153,098	$170,264
Oil and gas	24,145	22,095	66,076	53,430
Other natural resources	2,250	2,656	7,284	8,963
Total revenues	$58,840	$75,107	$226,458	$232,657
Segment earnings:
Real estate	$15,987	$13,197	$66,859	$40,747
Oil and gas	6,002	8,499	16,331	17,869
Other natural resources	669	549	2,220	2,792
Total segment earnings	22,658	22,245	85,410	61,408
Items not allocated to segments (a)	(14,676)	(13,347)	(41,563)	(45,114)
Income before taxes attributable to Forestar Group Inc.	$7,982	$8,898	$43,847	$16,294
  _________________________

(a)	Items not allocated to segments consist of:

	Third Quarter		First Nine Months
	2014	2013	2014	2013
	(In thousands)
General and administrative expense	$(5,190)	$(4,648)	$(15,924)	$(14,935)
Shared-based compensation expense	(991)	(3,492)	(4,523)	(15,367)
Interest expense	(8,634)	(5,231)	(21,507)	(14,892)
Other corporate non-operating income	139	24	391	80
	$(14,676)	$(13,347)	$(41,563)	$(45,114)
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
At third quarter-end 2014, we have four VIEs. We account for these VIEs using the equity method and we are not the primary beneficiary. Although we have certain rights regarding major decisions, we do not have the power to direct the activities that are most significant to the economic performance of these VIEs. At third quarter-end 2014, these VIEs have total assets of $53,747,000, substantially all of which represent developed and undeveloped real estate, and total liabilities of $75,575,000, which includes $31,060,000 of borrowings classified as current maturities. These amounts are included in the summarized balance sheet information for ventures accounted for using the equity method in Note 7—Investment in Unconsolidated Ventures. At third quarter-end 2014, our investment in these VIEs is $9,507,000 and is included in investment in unconsolidated ventures. In first nine months 2014, we contributed $4,378,000 to these VIEs. Our maximum exposure to loss related to one of these VIEs is estimated at $3,627,000, which exceeds our investment as we have a nominal general partner interest and could be held responsible for its liabilities. The maximum exposure to loss represents the maximum loss that we could be required to recognize assuming all the ventures’ assets (principally real estate) are worthless, without consideration of the probability of a loss or of any actions we may take to mitigate any such loss.
Note 17—Share-Based Compensation
Share-based compensation expense consists of:

	Third Quarter		First Nine Months
	2014	2013	2014	2013
	(In thousands)
Cash-settled awards	$(801)	$1,823	$(1,996)	$7,498
Equity-settled awards	1,307	899	4,897	3,565
Restricted stock	22	85	101	541
Stock options	463	685	1,521	3,763
	$991	$3,492	$4,523	$15,367
Share-based compensation expense is included in:

	Third Quarter		First Nine Months
	2014	2013	2014	2013
	(In thousands)
General and administrative expense	$(50)	$1,297	$1,217	$7,310
Other operating expense	1,041	2,195	3,306	8,057
	$991	$3,492	$4,523	$15,367
In first nine months 2014, we granted 92,800 cash-settled awards and 467,200 equity-settled awards. Equity-settled awards granted to employees in the first nine months 2014 include restricted stock units (RSUs), market-leveraged stock units (MSUs) and performance stock units (PSUs). Cash-settled RSUs vest ratably over three years from the date of grant. Equity-settled RSUs, MSUs and PSUs vest after three years from the date of grant upon achievement of market conditions for MSUs and upon achievement of performance goals for PSUs. Equity-settled awards in the form of RSUs granted to our directors are fully vested at the time of grant and are issued upon retirement. There were no restricted stock awards or stock options granted in first nine months 2014.
The fair value of awards granted to retirement eligible employees and expensed at the date of grant was $760,000 and $590,000 in first nine months 2014 and 2013. Unrecognized share-based compensation expense related to non-vested equity-settled awards, restricted stock and stock options is $10,950,000 at third quarter-end 2014.
In first nine months 2014 and 2013, we issued 211,333 and 118,472 shares out of our treasury stock associated with vesting of stock-based awards or exercise of stock options, net of 54,272 and 59,172 shares withheld having a value of $1,024,000 and $1,128,000 for payroll taxes in connection with vesting of stock-based awards or exercise of stock options.
Note 18—Subsequent Event
Cibolo Canyons—San Antonio, Texas
On October 24, 2014, we received $46,500,000 from the Cibolo Canyons Special Improvement District (CCSID) under 2007 economic development agreements in connection with development of the JW Marriott Hill Country Resort & Spa at our Cibolo Canyons project near San Antonio. CCSID funded payment to us from its issuance of $48,900,000 Hotel Occupancy Tax (HOT) and Sales and Use Tax Revenue Bonds. These bonds are obligations solely of CCSID and are payable from HOT and sales and use taxes levied by CCSID.
The resort hotel owner, SA Real Estate, LLLP (SARE), previously had senior rights to certain payments from CCSID to be funded by HOT and sales and use taxes. To facilitate issuance of the bonds by CCSID, SARE assigned these rights to us so that we could subordinate the rights to the rights of bondholders. In return, we provided SARE a $10,000,000 surety bond securing the entire obligation. The surety bond will decrease as CCSID satisfies it payment obligation to SARE, which is scheduled to be retired in full by 2020.
In addition, we provided a $6,846,000 letter of credit to the bond trustee as security for certain debt service fund obligations in the event CCSID tax collections are not sufficient to support payment of the bonds in accordance with their terms. The letter of credit must be maintained until the earlier of redemption of the bonds or scheduled bond maturity in 2034. If the letter of credit is drawn upon in part or in full, we are not required to replenish the letter of credit.
At third quarter-end 2014, we had $24,067,000 invested in the resort development against which we expect to apply proceeds resulting in a recovery of our full investment in fourth quarter 2014.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2013 Annual Report on Form 10-K. Unless otherwise indicated, information is presented as of third quarter-end 2014, and references to acreage owned includes all acres owned by ventures regardless of our ownership interest in a venture.
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

•	the levels of resale housing inventory and potential impact of foreclosures in our mixed-use development projects and the regions in which they are located;

•	fluctuations in costs and expenses, including impacts from shortages in materials or labor;

•	demand for new housing, which can be affected by a number of factors including the availability of mortgage credit;

•	demand for multifamily communities, which can be affected by a number of factors including local markets and economic conditions;

•	competitive actions by other companies;

•	changes in governmental policies, laws or regulations and actions or restrictions of regulatory agencies;

•	risks associated with oil and gas exploration, drilling and production activities;

•	fluctuations in oil and gas commodity prices;

•	government regulation of exploration and production technology, including hydraulic fracturing;

•	the results of financing efforts, including our ability to obtain financing with favorable terms, or at all;

•	our ability to make interest and principal payments on our debt and satisfy the other covenants contained in our senior credit facility, indentures and other debt agreements;

•	our partners’ ability to fund their capital commitments and otherwise fulfill their operating and financial obligations;

•	the effect of limitations, restrictions and natural events on our ability to harvest and deliver timber;

•	inability to obtain permits for, or changes in laws, governmental policies or regulations affecting, water withdrawal or usage;

•	the final resolutions or outcomes with respect to our contingent and other liabilities related to our business; and

•	our ability to execute our growth strategy and deliver acceptable returns from acquisitions and other investments.

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
Strategy
Our strategy is:

•	Recognizing and responsibly delivering the greatest value from every acre; and

•	Growing through strategic and disciplined investments.
2014 Strategic Initiatives
On February 13, 2014, we announced Growing FORward, new strategic initiatives designed to further enhance shareholder value by:

•	Growing segment earnings through strategic and disciplined investments,

•	Increasing returns, and

•	Repositioning non-core assets.
Results of Operations
A summary of our consolidated results by business segment follows:

	Third Quarter		First Nine Months
	2014	2013	2014	2013
	(In thousands)
Revenues:
Real estate	$32,445	$50,356	$153,098	$170,264
Oil and gas	24,145	22,095	66,076	53,430
Other natural resources	2,250	2,656	7,284	8,963
Total revenues	$58,840	$75,107	$226,458	$232,657
Segment earnings:
Real estate	$15,987	$13,197	$66,859	$40,747
Oil and gas	6,002	8,499	16,331	17,869
Other natural resources	669	549	2,220	2,792
Total segment earnings	22,658	22,245	85,410	61,408
Items not allocated to segments:
General and administrative expense	(5,190)	(4,648)	(15,924)	(14,935)
Share-based compensation expense	(991)	(3,492)	(4,523)	(15,367)
Interest expense	(8,634)	(5,231)	(21,507)	(14,892)
Other corporate non-operating income	139	24	391	80
Income before taxes	7,982	8,898	43,847	16,294
Income tax (expense) benefit	(2,755)	2,932	(15,464)	28
Net income attributable to Forestar Group Inc.	$5,227	$11,830	$28,383	$16,322

Significant aspects of our results of operations follow:
Third Quarter and First Nine Months 2014

•
Third quarter 2014 real estate segment earnings were up compared with third quarter 2013 due principally to a gain of $7,610,000 associated with the acquisition of our partner's interest in the Eleven multifamily venture, which more than offset lower undeveloped land sales, commercial acre tract sales, and residential lot sales activity. First nine months 2014 real estate segment earnings were up compared with first nine months 2013 principally due to increased undeveloped land sales, a $10,476,000 gain associated with a non-monetary exchange of leasehold timber rights for 5,400 acres of undeveloped land with a partner in a consolidated venture and higher residential lot sales activity. First nine months 2013 real estate segment earnings benefited from sale of Promesa, a 289-unit multifamily property we developed in Austin, for $41,000,000, which generated approximately $10,881,000 in segment earnings.

•
Third quarter 2014 oil and gas segment earnings were down compared with third quarter 2013 principally due to higher exploration costs and lower production volumes, lease bonus and delay rental revenues associated with our owned mineral interests, which were partially offset by a gain of $3,335,000 related to the sale of oil and gas properties in North Dakota and Oklahoma and higher working interest oil production volume. First nine months 2014 oil and gas segment earnings were down compared with first nine months 2013 principally due to higher exploration costs, lower production volumes, lease bonus and delay rental revenues associated with our owned mineral interests and higher operating expenses, which were partially offset by gains of $9,041,000 related to sale of oil and gas properties in North Dakota and Oklahoma and higher working interest production volumes.

•
Third quarter 2014 other natural resources segment earnings benefited from lower operating costs, a groundwater reservation agreement which generated $250,000 in segment revenues and a $165,000 gain associated with sale of water rights associated with a real estate project in Colorado, partially offset by lower fiber volumes compared with third quarter 2013. First nine months 2014 other natural resources segment earnings declined compared to first nine months 2013 principally due to lower fiber volumes, partially offset principally due to a groundwater reservation agreement which generated $1,000,000 in segment revenues, lower operating costs and a $685,000 gain from a partial termination of a timber lease.

•
Share-based compensation expense decreased principally as result of a 17 percent decrease in our stock price since year-end 2013, compared with a 24 percent increase in our stock price in first nine months 2013 since year-end 2012, which impacted the value of vested cash-settled awards.

•	Third quarter and first nine months 2014 interest expense increased primarily due to higher average borrowing rates and increased debt outstanding.
Third Quarter and First Nine Months 2013

•	Third quarter and first nine months 2013 real estate segment earnings increased due to higher average prices for lots and commercial acres sold, higher lot sales volume and higher undeveloped land sales from our retail land sales program offset partially by lower commercial acres sold as compared with third quarter 2012. First nine months 2013 real estate segment earnings benefited from sale of Promesa, a 289-unit multifamily property we developed in Austin, for $41,000,000, which generated approximately $10,881,000 in segment earnings. In addition, first nine months 2013 segment earnings also benefited from increased residential lot sales activity, undeveloped land sales from our retail program and commercial tract sales.

•	Oil and gas segment earnings for the third quarter and first nine months 2013 increased principally due to
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

Current Market Conditions
Sales of new U.S. single-family homes rose to a six-year high in September 2014, on a seasonally adjusted basis, but a sharp downward revision to August's sales pace indicates the housing recovery remains tentative.  Inventories of new homes are at historically low levels in many areas. In addition, declining finished lot inventories and supply of economically developable raw land is increasing demand for our developed lots. However, national and global economic weakness and uncertainty, and a restrictive mortgage lending environment continue to threaten a robust recovery in the housing market, despite low interest rates. Multifamily market conditions continue to be strong, with many markets experiencing healthy occupancy levels and positive rent growth. This improvement has been driven primarily by limited housing inventory, reduced single-family mortgage credit availability, and the increased propensity to rent among the 18 to 34 year old demographic of the U.S. population.
Oil prices posted their biggest one-day drop in nearly two years on October 14, 2014 due to weakening global demand and the strength of U.S. domestic oil production. The International Energy Agency cut its full-year oil-demand growth forecast to the lowest level in five years. Exploration and development activity continues to be oil focused due to the premium price of oil over gas when comparing energy equivalency and current estimates of domestic gas producing supplies are believed to be sufficient. However, the inpact of lower oil prices on well economics could impact future exploration and development activity.
Gas prices are up nearly 12 percent from year ago levels, but are significantly lower than realized prices over the last decade.  Prolonged cold weather throughout the 2013 - 2014 heating season has taken working gas in storage below the previous five year average (2009 - 2013) causing gas prices to recover from their lows of a year ago.
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
Real Estate
We own directly or through ventures approximately 120,000 acres of real estate located in ten states and 13 markets. Our real estate segment secures entitlements and develops infrastructure on our lands, primarily for single-family residential and mixed-use communities. We own approximately 98,000 acres in a broad area around Atlanta, Georgia, with the balance located primarily in Texas. We target investments principally in our strategic growth corridors, regions across the southern half of the United States that possess key demographic and growth characteristics that we believe make them attractive for long-term real estate investment. We own and manage our projects either directly or through ventures. Our real estate segment revenues are principally derived from the sales of residential single-family lots and tracts, undeveloped land and commercial real estate, and from the operation of income producing properties, primarily a hotel and multifamily properties we may develop and sell as a merchant builder.

A summary of our real estate results follows:

	Third Quarter		First Nine Months
	2014	2013	2014	2013
	(In thousands)
Revenues	$32,445	$50,356	$153,098	$170,264
Cost of sales	(20,053)	(31,955)	(88,262)	(113,263)
Operating expenses	(7,604)	(8,498)	(24,994)	(23,179)
	4,788	9,903	39,842	33,822
Interest income on loan secured by real estate	1,757	1,435	6,068	3,631
Gain on asset purchase and non-monetary exchange	7,610	—	18,086	—
Equity in earnings of unconsolidated ventures	1,844	2,926	3,474	6,109
Less: Net income attributable to noncontrolling interests	(12)	(1,067)	(611)	(2,815)
Segment earnings	$15,987	$13,197	$66,859	$40,747
In first nine months 2014, revenues were principally driven by increased residential real estate and undeveloped land sales. First nine months 2013 revenues include $41,000,000 as a result of the first quarter 2013 sale of Promesa, a 289-unit multifamily property in Austin which we developed and sold as a merchant builder.
In third quarter and first nine months 2014, cost of sales includes $4,649,000 and $13,690,000 related to multifamily construction contract costs we incurred as general contractor and paid to subcontractors associated with our development of two multifamily venture properties. We incurred charges of $1,784,000 and $4,131,000 in third quarter and first nine months 2014 reflecting estimated cost increases associated with our fixed fee contracts as general contractor for these two multifamily venture properties. Cost of sales associated with multifamily construction contracts for third quarter and first nine months 2013 were $9,583,000 and $27,189,000. First nine months 2013 cost of sales also included $29,707,000 in carrying value related to Promesa, a 289-unit multifamily property we developed as a merchant builder and sold.
Interest income principally represents earnings from a loan we hold which is secured by a mixed-use real estate community in Houston.
In third quarter 2014, we acquired full ownership in CJUF III, RH Holdings partnership (the Eleven venture), owner of a 257-unit multifamily project in Austin in which we previously held a 25 percent interest, for $21,500,000. The acquisition-date fair value was $55,275,000, including debt of $23,936,000. Our investment in the Eleven venture prior to acquiring our partner’s interest was $2,229,000. We accounted for this transaction as a business combination achieved in stages and as a result, we remeasured our equity method investment in the Eleven venture to its acquisition-date fair value of $9,839,000 and recognized the resulting gain of $7,610,000 in real estate segment earnings. Also in first nine months 2014, we recorded a $10,476,000 gain associated with a non-monetary exchange of leasehold timber rights on approximately 10,300 acres for 5,400 acres of undeveloped land with a partner in a consolidated venture.
In first nine months 2014, the decrease in net income attributable to noncontrolling interests compared with first nine months 2013 is principally due to the purchase of noncontrolling interests in the Lantana ventures for $7,971,000 in March 2014.
Revenues in our owned and consolidated ventures consist of:

	Third Quarter		First Nine Months
	2014	2013	2014	2013
	(In thousands)
Residential real estate	$20,714	$28,298	$89,876	$65,748
Commercial real estate	166	1,083	946	4,521
Undeveloped land	2,021	6,571	29,031	11,858
Commercial and income producing properties	9,378	13,355	30,361	85,387
Other	166	1,049	2,884	2,750
	$32,445	$50,356	$153,098	$170,264
Residential real estate revenues principally consist of the sale of single-family lots to national, regional and local homebuilders. Revenues decreased in third quarter 2014 compared with third quarter 2013 primarily due to lower residential lot and undeveloped land sales activity, which was somewhat offset by higher average price per lot sold. Revenues increased in first nine months 2014 compared with first nine months 2013 due to increased lot sales volume offset by lower average price per lot sold and higher undeveloped land sales. In addition, in first nine months 2014, we sold 918 undeveloped residential tract acres for $6,617,000 which generated segment earnings of $2,689,000, compared with the sale of 486 undeveloped residential acres of which 440 were the remaining undeveloped residential tract acres from a project in Florida for $3,536,000, which generated approximately $687,000 in segment earnings in first nine months 2013.
In first nine months 2014, undeveloped land sales increased as compared with first nine months 2013 principally due to first quarter sale of 9,329 acres for $19,713,000, or approximately $2,100 per acre, generating approximately $16,233,000 in segment earnings.
In addition, third quarter and first nine months 2014 commercial and income producing properties revenues include construction revenues of $2,865,000 and $9,559,000 associated with our multifamily fixed fee contracts as general contractor. We are reimbursed for costs paid to subcontractors plus we may earn a development and construction fee on certain projects, both of which are included in commercial and income producing properties revenue. Revenues associated with multifamily construction contracts for third quarter and first nine months 2013 were $9,029,000 and $26,635,000.
In first nine months 2014, commercial and income producing properties revenue decreased compared with first nine months 2013 as a result of the first quarter 2013 sale of Promesa, a 289-unit multifamily property in Austin which we developed and sold as a merchant builder for $41,000,000 generating segment earnings of $10,881,000.
In first nine months 2014, revenues related to our 413 guest room hotel in Austin were up $3,007,000 when compared with first nine months 2013, primarily due to a higher average room rates and increased food and beverage sales.
Units sold in our owned and consolidated ventures consist of:

	Third Quarter		First Nine Months
	2014	2013	2014	2013
Owned and consolidated ventures:
Residential Lots Sold	286	414	1,603	1,028
Revenue per Lot Sold	$72,352	$56,866	$52,052	$55,417
Commercial Acres Sold	—	2	3	37
Revenue per Commercial Acre Sold	$—	$426,554	$96,774	$115,892
Undeveloped Acres Sold	637	1,314	12,916	3,233
Revenue per Acre Sold	$3,179	$5,001	$2,248	$3,668
Ventures accounted for using the equity method:
Residential Lots Sold	37	133	231	325
Revenue per Lot Sold	$83,711	$55,251	$70,325	$54,752
Commercial Acres Sold	4	17	4	19
Revenue per Commercial Acre Sold	$589,203	$239,710	$589,203	$277,739
Undeveloped Acres Sold	—	26	258	68
Revenue per Acre Sold	$—	$2,650	$2,306	$2,650
Operating expenses consist of:

	Third Quarter		First Nine Months
	2014	2013	2014	2013
	(In thousands)
Employee compensation and benefits	$2,605	$2,434	$8,118	$5,708
Property taxes	1,558	1,669	5,043	5,714
Professional services	807	871	4,218	2,997
Depreciation and amortization	725	721	2,068	2,463
Other	1,909	2,803	5,547	6,297
	$7,604	$8,498	$24,994	$23,179
The increase in employee compensation and benefits in first nine months 2014 is principally related to increase in staffing and incentive compensation. The increase in professional services in first nine months 2014 is primarily associated with conveyance of land in payment of management fees in a consolidated venture associated with non-monetary exchange of leasehold timber rights for undeveloped land.

Information about our real estate projects and our real estate ventures follows:

	Third Quarter-End
	2014	2013
Owned and consolidated ventures:
Entitled, developed and under development projects
Number of projects	65	65
Residential lots remaining	14,772	19,378
Commercial acres remaining	1,722	2,020
Undeveloped land and land in the entitlement process
Number of projects	11	13
Acres in entitlement process	24,430	25,830
Acres undeveloped	78,918	87,714
Ventures accounted for using the equity method:
Ventures’ entitled, developed and under development projects
Number of projects	8	7
Residential lots remaining	2,984	3,380
Commercial acres remaining	236	289
Ventures’ undeveloped land and land in the entitlement process
Acres undeveloped	5,073	5,587
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
Our net investment in owned and consolidated real estate by geographic location follows:

State	Entitled, Developed, and Under Development Projects	Undeveloped Land and Land in Entitlement Process	Commercial and Income Producing Properties	Total
	(In thousands)
Texas	$273,534	$6,000	$132,882	$412,416
Georgia	17,502	65,074	—	82,576
Colorado	25,368	—	—	25,368
California	8,915	22,645	—	31,560
North Carolina	—	35	14,678	14,713
Tennessee	9,932	371	7,451	17,754
Other	7,302	116	—	7,418
	$342,553	$94,241	$155,011	$591,805
Oil and Gas
Our oil and gas segment is focused on the exploration, development and production of oil and gas on our mineral and leasehold interests.
We are an independent oil and gas exploration, development and production company. We have approximately 358,000 net mineral acres of leasehold interests principally located in Nebraska, Kansas, Oklahoma, Texas and North Dakota. At third quarter-end 2014, our working interest investments are principally targeting the Bakken and Three Forks, Lansing-Kansas City and Tonkawa and Cleveland formations. Our leasehold interests include 46,000 net acres held by production and 414 gross oil and gas wells with working interest ownership, of which 202 are operated by us. These leasehold interests include about 8,000 net mineral acres in North Dakota focused on the Bakken and Three Forks formations.
In addition, we lease portions of our 590,000 owned net mineral acres located principally in Texas, Louisiana, Georgia and Alabama to other oil and gas companies in return for a lease bonus, delay rentals and a royalty interest. At third quarter-end 2014, we have about 20,000 net acres leased to others, about 36,000 net acres leased to others that are held by production and

547 gross productive wells operated by others on our owned mineral acres. Most leases are for a three to five year term although all or a portion of a lease may be extended as long as actual production is occurring.
A summary of our oil and gas results follows:

	Third Quarter		First Nine Months
	2014	2013	2014	2013
	(In thousands)
Revenues	$24,145	$22,095	$66,076	$53,430
Cost of oil and gas producing activities	(18,470)	(10,090)	(48,016)	(26,762)
Operating expenses	(3,164)	(3,683)	(11,235)	(9,253)
	2,511	8,322	6,825	17,415
Gain on sale of assets	3,335	—	9,041	—
Equity in earnings of unconsolidated ventures	156	177	465	454
Segment earnings	$6,002	$8,499	$16,331	$17,869
In third quarter 2014, we recorded gains of $3,335,000 principally related to sale of 348 net mineral acres leased from others in North Dakota for a gain of $3,065,000 and sale of 5 gross (1 net) producing oil and gas wells in Oklahoma for a gain of $270,000.
In first nine months 2014, we recorded gains of $9,041,000 principally related to sale of 102 gross (7 net) producing oil and gas wells in Oklahoma for a gain of $4,758,000 and sale of 571 net mineral acres leased from others in North Dakota for a gain of $4,283,000.
Revenues consist of:

	Third Quarter		First Nine Months
	2014	2013	2014	2013
	(In thousands)
Oil production (a)	$22,053	$18,120	$59,057	$45,496
Gas production	1,913	1,782	5,694	4,966
Other	179	2,193	1,325	2,968
	$24,145	$22,095	$66,076	$53,430
 _________________________

(a)	Oil production includes revenues from oil, condensate and natural gas liquids (NGLs).
In third quarter 2014, oil and gas production revenues increased principally as a result of higher production volumes. Increased oil production volume contributed $7,022,000, partially offset by decreased oil prices which negatively impacted revenues by $3,089,000. Decreased gas production volume negatively impacted revenues by $112,000, offset by higher gas prices increasing revenues by $243,000 as compared with third quarter 2013.
In first nine months 2014, oil and gas production revenues increased principally as a result of higher production volumes. Increased oil production volume contributed $15,280,000, partially offset by decreased oil prices which negatively impacted revenues by $1,719,000. Decreased gas production volume negatively impacted revenues by $540,000, offset by higher gas prices increasing revenues by $1,268,000 as compared with first nine months 2013.
In first nine months 2014, other revenues include $1,236,000 in lease bonuses received from leasing approximately 3,900 net mineral acres owned in Texas and Louisiana compared to $2,233,000 in lease bonuses received from leasing approximately 8,400 net mineral acres owned in Texas and Louisiana in first nine months 2013. In first nine months 2013, other revenues include $562,000 in delay rental payments received from others associated with our owned mineral interests principally related to extending the lease term on approximately 1,800 net mineral acres.

Cost of oil and gas producing activities consists of:

	Third Quarter		First Nine Months
	2014	2013	2014	2013
	(In thousands)
Depletion and amortization	$8,098	$5,048	$19,907	$12,939
Exploration costs	4,764	1,713	14,082	5,124
Production costs	5,389	3,265	13,694	8,417
Other	219	64	333	282
	$18,470	$10,090	$48,016	$26,762
In first nine months 2014, cost of oil and gas producing activities increased compared with first nine months 2013 due to higher exploration, production and depletion expenses. Depletion and amortization represent the non-cash cost of producing oil and gas associated with our working interests and is computed based on the units of production method.
Exploration costs principally represent exploratory dry hole costs, geological and geophysical and seismic study costs. Dry hole costs in third quarter 2014 were $3,802,000, which includes $2,338,000 associated with a well in Oklahoma, $1,414,000 primarily in Kansas and Nebraska and $50,000 in east Texas compared with dry hole costs of $910,000 in third quarter 2013. Dry hole costs in first nine months 2014 were $9,467,000, which includes $4,938,000 primarily in Kansas and Nebraska, $2,338,000 associated with a well in Oklahoma and $2,191,000 in east Texas, compared with dry hole costs of $2,206,000 in first nine months 2013.
As a result of expiring leasehold, we recorded non-cash charges on our unproved oil and gas properties of $2,074,000 in first nine months 2014. No non-cash charges related to expiring leases were recorded in first nine months 2013. Periodic assessment of proved oil and gas properties did not result in any impairment charges for first nine months 2014 or 2013.
Production costs principally represent lease operating expenses associated with producing working interest wells and our share of production severance taxes related to both our royalty and working interests.

Oil and gas produced and average unit prices related to our royalty and working interests follows:

	Third Quarter		First Nine Months
	2014	2013	2014	2013
Consolidated entities:
Oil production (barrels)	250,500	177,500	632,800	463,600
Average oil price per barrel	$86.13	$100.13	$90.73	$95.64
NGL production (barrels)	11,500	11,400	38,500	39,000
Average NGL price per barrel	$41.12	$30.46	$42.56	$29.68
Total oil production (barrels), including NGLs	262,000	188,900	671,300	502,600
Average total oil price per barrel, including NGLs	$84.16	$95.95	$87.97	$90.53
Gas production (millions of cubic feet)	450.6	480.5	1,293.8	1,451.6
Average price per thousand cubic feet	$4.25	$3.71	$4.40	$3.42
Our share of ventures accounted for using the equity method:
Gas production (millions of cubic feet)	49.1	60.9	152.3	188.9
Average price per thousand cubic feet	$4.21	$3.66	$4.07	$3.30
Total consolidated and our share of equity method ventures:
Oil production (barrels)	250,500	177,500	632,800	463,600
Average oil price per barrel	$86.13	$100.13	$90.73	$95.64
NGL production (barrels)	11,500	11,400	38,500	39,000
Average NGL price per barrel	$41.12	$30.46	$42.56	$29.68
Total oil production (barrels), including NGLs	262,000	188,900	671,300	502,600
Average total oil price per barrel, including NGLs	$84.16	$95.95	$87.97	$90.53
Gas production (millions of cubic feet)	499.7	541.4	1,446.1	1,640.5
Average price per thousand cubic feet	$4.24	$3.70	$4.37	$3.41
Total BOE (barrel of oil equivalent) (a)	345,400	279,100	912,400	776,000
Average price per barrel of oil equivalent	$70.00	$72.11	$71.65	$65.83
 _________________________

(a)	Gas is converted to barrels of oil equivalent (BOE) using a conversion of six Mcf to one barrel of oil.
Operating expenses consist of:

	Third Quarter		First Nine Months
	2014	2013	2014	2013
	(In thousands)
Employee compensation and benefits	$2,291	$2,116	$7,305	$5,746
Professional and consulting services	156	462	833	922
Depreciation	241	342	756	866
Other	476	763	2,341	1,719
	$3,164	$3,683	$11,235	$9,253
First nine months 2014 operating expenses increased compared with first nine months 2013, primarily as a result of increased personnel costs for additional staffing hired in the second half of 2013 to support our oil and gas operations as an independent exploration, development and production company.
Other Natural Resources
Our other natural resources segment manages our timber holdings, recreational leases and water resource initiatives. At third quarter-end 2014, we have about 108,000 real estate acres we own directly or through ventures, primarily in Georgia, with timber, and about 2,000 acres of timber under lease. Our other natural resources segment revenues are principally derived from the sales of wood fiber from our land and leases for recreational uses. We have water interests in approximately 1.5 million acres, including a 45 percent nonparticipating royalty interest in groundwater produced or withdrawn for commercial purposes or sold from 1.4 million acres in Texas, Louisiana, Georgia and Alabama, and approximately 20,000 acres of ground water leases in central Texas.

A summary of our other natural resources results follows:

	Third Quarter		First Nine Months
	2014	2013	2014	2013
	(In thousands)
Revenues	$2,250	$2,656	$7,284	$8,963
Cost of sales	(711)	(454)	(2,288)	(1,662)
Operating expenses	(1,051)	(1,675)	(3,652)	(4,550)
	488	527	1,344	2,751
Gain on sale and partial termination of timber lease	165	—	850	—
Equity in earnings of unconsolidated ventures	16	22	26	41
Segment earnings	$669	$549	$2,220	$2,792
Cost of sales principally includes non-cash cost of timber cut and sold and delay rental payments paid to others related to groundwater leases in central Texas.
In third quarter 2014, we recorded a $165,000 gain associated with sale of water rights associated with a real estate project in Colorado. In first nine months 2014, we also recorded a $685,000 gain associated with partial termination of a timber lease related to 697 acres of undeveloped land in Georgia from a consolidated venture.
Revenues consist of:

	Third Quarter		First Nine Months
	2014	2013	2014	2013
	(In thousands)
Fiber	$1,770	$2,405	$5,514	$8,105
Water	250	—	1,000	—
Recreational leases and other	230	251	770	858
	$2,250	$2,656	$7,284	$8,963
Third quarter and first nine months 2014 water revenues are associated with a groundwater reservation agreement.

Fiber sold consists of:

	Third Quarter		First Nine Months
	2014	2013	2014	2013
Pulpwood tons sold	71,500	65,700	157,900	314,400
Average pulpwood price per ton	$11.18	$8.85	$11.00	$9.12
Sawtimber tons sold	21,500	74,900	100,000	202,700
Average sawtimber price per ton	$21.31	$21.52	$22.38	$22.47
Total tons sold	93,000	140,600	257,900	517,100
Average stumpage price per ton (a)	$13.52	$15.60	$15.41	$14.36
 _________________________

(a)	Average stumpage price per ton is based on gross revenues less cut and haul costs.
In first nine months 2014, total fiber revenues decreased compared with first nine months 2013, due to decreased harvest activity, offset partially by higher average prices.
Information about our recreational leases follows:

	Third Quarter		First Nine Months
	2014	2013	2014	2013
Average recreational acres leased	107,800	118,700	111,400	120,900
Average price per leased acre	$8.66	$8.63	$9.17	$9.08
Operating expenses consist of:

	Third Quarter		First Nine Months
	2014	2013	2014	2013
	(In thousands)
Professional and consulting services	$230	$607	$1,437	$2,157
Employee compensation and benefits	602	799	1,711	1,643
Other	219	269	504	750
	$1,051	$1,675	$3,652	$4,550
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
General and administrative expenses consist of:

	Third Quarter		First Nine Months
	2014	2013	2014	2013
	(In thousands)
Employee compensation and benefits	$2,447	$1,940	$7,173	$6,040
Professional services	733	858	2,643	2,606
Depreciation and amortization	168	218	463	660
Insurance costs	201	214	716	661
Facility costs	229	196	705	633
Other	1,412	1,222	4,224	4,335
	$5,190	$4,648	$15,924	$14,935
Income Taxes
Our effective tax rate was 35 percent in third quarter and first nine months 2014, which includes a one percent benefit for noncontrolling interests. Our effective tax rate was a 29 percent benefit in third quarter 2013 and less than one percent benefit in first nine months 2013, which included a four percent benefit for noncontrolling interests. Our third quarter and first nine months 2013 effective tax rates included a benefit from recognition of $6,326,000 of previously unrecognized tax benefits upon lapse of the statute of limitations for a previously reserved tax position. Our effective tax rates in third quarter and first nine months 2013 would have been 33 percent excluding the impact of the foregoing tax benefits.
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
In first nine months 2014, net cash provided by operating activities was $36,386,000 principally due to increased residential lot sales and undeveloped land sales activity. This is partially offset by $82,864,000 of real estate development and acquisition expenditures exceeding $59,251,000 of real estate cost of sales. In first nine months 2013, net cash provided by operating activities was $45,083,000 principally as result of selling Promesa, a 289-unit multifamily property we developed and sold for $41,000,000, generating net proceeds to us of $21,522,000. Real estate cost of sales, which include $29,707,000 in carrying value related to the sale of Promesa, exceeded expenditures for real estate development and acquisition expenditures, which includes the acquisition of one community development site in Nashville for $6,841,000 and a multifamily site in Charlotte for $4,849,000.

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
In first nine months 2014, net cash used in investing activities was $82,929,000 principally due to our investment of $65,661,000 in oil and gas properties and equipment associated with our exploration and production operations and purchase of our partner's interest in our 257-unit multifamily property in Austin for $20,155,000, net of cash. In addition, we invested $13,583,000 in property and equipment, software and reforestation, of which $6,440,000 is related to capital expenditures on our 413 guest room hotel in Austin and $4,954,000 is related to water well development, and a net investment in unconsolidated ventures of $3,415,000. These are partially offset by proceeds of $17,017,000 related to sale of certain oil and gas properties in North Dakota and Oklahoma. In first nine months 2013, net cash used for investing activities was $62,316,000 principally due to our investment of $56,482,000 in oil and gas properties and equipment associated with our exploration and production operations. In addition, we invested $6,241,000 in property and equipment, software and reforestation of which $3,185,000 is related to capital expenditures on our 413 guest room hotel in Austin.
Cash Flows from Financing Activities
In first nine months 2014, net cash provided by financing activities was $24,842,000 principally due to net proceeds of $241,947,000 from the issuance of 8.5% senior secured notes, partially offset by debt payments of $222,468,000, of which $200,000,000 is related to retirement of the term loan associated with our senior secured credit facility, $7,200,000 is related to payments of our amortizing notes associated with our tangible equity units, $2,878,000 is related to debt outstanding for our Lantana partnerships and the remaining associated with payment of other indebtedness. In first nine months 2013, net cash provided by financing activities was $61,641,000 principally due to net proceeds of $120,795,000 from the issuance of 3.75% convertible senior notes partially offset by debt payments of $96,915,000, of which $68,000,000 is related to outstanding borrowings under our senior secured credit facility and $18,902,000 is related to paying off the loan associated with Promesa.
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
In first nine months 2014, net real estate development and acquisition expenditures were $82,864,000 which principally includes the acquisition of four new community development sites for $10,900,000, three multifamily sites for $26,110,000 and real estate development costs of $45,054,000.
Oil and Gas Drilling and Other Exploration and Development Activities
In third quarter and first nine months 2014, we participated in 31 and 97 gross wells. At third quarter-end 2014, we held interests in 961 gross productive wells. In first nine months 2014, we acquired leasehold interests in over 126,000 net mineral acres in new and existing projects for $18,476,000. Also, leasehold interests of approximately 15,000 net mineral acres expired in the normal course of business.
For full year 2014, our current plan is to drill or participate as a non-operator in approximately 155 gross wells. Regional allocation of our capital expenditures incurred for drilling and completion activities in first nine months 2014 as compared with our 2014 projected annual drilling and completion capital expenditures is shown below:

	Drilling and Completion Expenditures
	First Nine Months	Projected
	2014	2014
	(In thousands)
Bakken and Three Forks formations of North Dakota	$24,116	$37,686
Lansing - Kansas City formation of Nebraska and Kansas	15,244	18,759
Other formations principally in Texas and Oklahoma	7,825	20,358
	$47,185	$76,803
Our accrued capital expenditures for drilling and completion costs and leasehold acquisitions at third quarter-end 2014 were $14,253,000 and are included in other accrued expenses in our consolidated balance sheets. These oil and gas property additions will be reflected as cash used for investing activities in the period the accrued payables are settled.

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
Liquidity
In second quarter 2014, we amended our senior secured credit facility in order to consolidate previous amendments and to increase the revolving loan commitment from $200,000,000 to $300,000,000, extend the maturity date, increase the minimum interest coverage ratio from 1.50x to 2.50x, eliminate the collateral value to loan commitment ratio covenant and increase the maximum total leverage ratio from 40% to 50%. At third quarter-end 2014, our senior secured credit facility provides for a $300,000,000 revolving line of credit maturing May 15, 2017 (with two one-year extension options). The revolving line of credit may be prepaid at any time without penalty. The revolving line of credit includes a $100,000,000 sublimit for letters of credit, of which $10,118,000 is outstanding at third quarter-end 2014. Total borrowings under our senior secured credit facility (including the face amount of letters of credit) may not exceed a borrowing base formula.
At third quarter-end 2014, net unused borrowing capacity under our senior secured credit facility is calculated as follows:

Senior Credit Facility
(In thousands)
Borrowing base availability	$300,000
Less: borrowings	—
Less: letters of credit	(10,118)
$289,882
Our unused borrowing capacity throughout third quarter 2014 was $289,882,000. This facility is used primarily to fund our operating cash needs, which fluctuate due to timing of residential and commercial real estate sales, undeveloped land sales, oil and gas leasing, exploration and production activities and mineral lease bonus payments received, timber sales, reimbursements from utility and improvement districts, payment of payables and expenses and capital expenditures.
Our senior secured credit facility and other debt agreements contain financial covenants customary for such agreements including minimum levels of interest coverage and limitations on leverage. At third quarter-end 2014, we were in compliance with the financial covenants of these agreements.
The following table details our compliance with the financial covenants calculated as provided in the senior credit facility:

Financial Covenant	Requirement	Third Quarter-End 2014
Interest Coverage Ratio (a)	≥2.50:1.0	6.02:1.0
Total Leverage Ratio (b)	≤50%	37.0%
Net Worth (c)	≥$593.3 million	$702.7 million
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

(c)
Calculated as the amount by which consolidated total assets (excluding Credo acquisition goodwill over $50,000,000) exceeds consolidated total liabilities. At third quarter-end 2014, the requirement is $593,287,000 computed as: $589,367,000 plus 85 percent of the aggregate net proceeds received by us from any equity offering, plus 75 percent of all positive net income, on a cumulative basis. This covenant is applied at the end of each quarter.

To make additional discretionary investments, acquisitions, or distributions, we must maintain available liquidity equal to 10 percent of the aggregate commitments in place. At third quarter-end 2014, the minimum liquidity requirement was $30,000,000, compared with $458,742,000 in actual available liquidity based on the unused borrowing capacity under our senior secured credit facility plus unrestricted cash and cash equivalents. The failure to maintain such minimum liquidity does not constitute a default or event of default of our senior secured credit facility.
Discretionary investments in community development may be restricted in the event that the revenue/capital expenditure ratio is less than or equal to 1.0x. At third quarter-end 2014, the revenue/capital expenditure ratio was 3.4x. Revenue is defined as total gross revenues (excluding revenues attributed to Credo and multifamily properties), plus our pro rata share of the operating revenues from unconsolidated ventures. Capital expenditures are defined as consolidated development and acquisition expenditures (excluding investments related to Credo and multifamily properties), plus our pro rata share of unconsolidated ventures’ development and acquisition expenditures.
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
Contractual Obligations and Off-Balance Sheet Arrangements
On July 15, 2014, FMF Littleton LLC, an equity method venture in which we own a 25 percent interest, obtained a senior secured construction loan in the amount of $46,384,000 to develop a 385-unit multifamily project located in Littleton, Colorado. There was no outstanding balance at third quarter-end 2014. We provided the lender with a guaranty of completion of the improvements; a guaranty for repayment of 25 percent of the principal balance and unpaid accrued interest; and a standard nonrecourse carve-out guaranty. The principal guaranty will reduce from 25 percent of principal to ten percent upon achievement of certain conditions.
In January 2014, CREA FMF Nashville LLC, an equity method venture in which we own a 30 percent interest, obtained a senior secured construction loan in the amount of $51,950,000 to develop a 320-unit multifamily project located in Nashville, Tennessee. The outstanding balance at third quarter-end 2014 was $20,289,000. We provided the lender with a guaranty of completion of the improvements; a guaranty for repayment of 25 percent of the principal balance and unpaid accrued interest; and a standard nonrecourse carve-out guaranty. The principal guaranty will reduce from 25 percent of principal to zero percent upon achievement of certain conditions.
In 2012, FMF Peakview LLC, an equity method venture in which we own a 20 percent interest, obtained a senior secured construction loan in the amount of $31,550,000 to develop a 304-unit multifamily property in Denver. The outstanding balance at third quarter-end 2014 was $21,088,000. We provided the lender with a construction completion guaranty, a repayment guaranty for 25 percent of the principal and unpaid accrued interest, and a standard non-recourse carve-out guaranty.
Cibolo Canyons—San Antonio, Texas
Cibolo Canyons consists of the JW Marriott ® San Antonio Hill Country Resort & Spa development owned by third parties and a mixed-use development we own. We have $75,252,000 invested in Cibolo Canyons at third quarter-end 2014.
Resort Hotel, Spa and Golf Development
In 2007, we entered into agreements to facilitate third party construction and ownership of the JW Marriott ® San Antonio Hill Country Resort & Spa (the Resort), which includes a 1,002 room destination resort and two PGA Tour ® Tournament Players Club ® (TPC) golf courses. Under these agreements, we agreed to transfer to third party owners 700 acres of undeveloped land, to provide $30,000,000 cash and to provide $12,700,000 of other consideration principally consisting of golf course construction materials, substantially all of which has been provided.

In exchange for our commitment to the resort, the third party owners assigned to us certain rights under an agreement between the third party owners and a legislatively created Cibolo Canyons Special Improvement District (CCSID). This agreement includes the right to receive from the CCSID 9 percent of hotel occupancy revenues and 1.5 percent of other resort sales revenues collected as taxes by the CCSID through 2034. The amount we receive will be net of annual ad valorem tax reimbursements by the CCSID to the third party owners of the resort through 2020. In addition, these payments will be net of debt service, if any, on bonds issued by the CCSID collateralized by hotel occupancy tax and other resort sales tax through 2034.
The amounts we collect under this agreement are dependent on several factors including the amount of revenues generated by and ad valorem taxes imposed on the resort and the amount of any applicable debt service incurred by the CCSID. As a result, there is significant uncertainty as to the amount and timing of collections under this agreement. Until these uncertainties are clarified, amounts collected under the agreement will be accounted for as a reduction of our investment in the resort development. The resort began operations in January 2010.
In first nine months 2014, we received $4,050,000 in reimbursements from the CCSID. Since inception, we have received $19,206,000 in reimbursements and have accounted for this as a reduction of our investment.
On October 24, 2014, we received $46,500,000 from the CCSID under 2007 economic development agreements in connection with development of the Resort at our Cibolo Canyons project near San Antonio. CCSID funded payment to us from its issuance of $48,900,000 Hotel Occupancy Tax (HOT) and Sales and Use Tax Revenue Bonds. These bonds are obligations solely of CCSID and are payable from HOT and sales and use taxes levied by CCSID.
The resort hotel owner, SA Real Estate, LLLP (SARE), previously had senior rights to certain payments from CCSID to be funded by HOT and sales and use taxes. To facilitate issuance of the bonds by CCSID, SARE assigned these rights to us so that we could subordinate the rights to the rights of bondholders. In return, we provided SARE a $10,000,000 surety bond securing the entire obligation. The surety bond will decrease as CCSID satisfies it payment obligation to SARE, which is scheduled to be retired in full by 2020.
In addition, we provided a $6,846,000 letter of credit to the bond trustee as security for certain debt service fund obligations in the event CCSID tax collections are not sufficient to support payment of the bonds in accordance with their terms. The letter of credit must be maintained until the earlier of redemption of the bonds or scheduled bond maturity in 2034. If the letter of credit is drawn upon in part or in full, we are not required to replenish the letter of credit.
At third quarter-end 2014, we have $24,067,000 invested in the resort development against which we expect to apply proceeds resulting in a recovery of our full investment in fourth quarter 2014.
Mixed-Use Development
The mixed-use development we own consists of 2,100 acres planned to include approximately 1,720 residential lots and 150 commercial acres designated for multifamily and retail uses, of which 867 lots and 130 commercial acres have been sold through third quarter-end 2014.
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
Through third quarter-end 2014, we have submitted for reimbursement approximately $65,465,000 and received approval for $57,322,000 of infrastructure costs, of which we have received reimbursements totaling $25,420,000. In first nine months 2014, we received $1,750,000 in reimbursements from the SID. At third quarter-end 2014, we have $40,045,000 in pending reimbursements, excluding interest. At third quarter-end 2014, we have $51,185,000 invested in the mixed-use development.

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
New and Pending Accounting Pronouncements
Please read Note 2—New and Pending Accounting Pronouncements to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Statistical and Other Data
A summary of our real estate projects in the entitlement process (a) at third quarter-end 2014 follows:

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

A summary of activity within our active projects in the development process, which includes entitled (a), developed and under development real estate projects, at third quarter-end 2014 follows:

			Residential Lots (c)		Commercial Acres (d)
Project	County	Interest Owned (b)	Lots Sold Since Inception	Lots Remaining	Acres Sold Since Inception	Acres Remaining (e)
Projects we own
California
San Joaquin River	Contra Costa/Sacramento	100%	—	—	—	288
Colorado
Buffalo Highlands	Weld	100%	—	164	—	—
Johnstown Farms	Weld	100%	269	343	2	7
Pinery West	Douglas	100%	45	41	20	94
Stonebraker	Weld	100%	—	603	—	—
Tennessee
Morgan Farms	Williamson	100%	45	128	—	—
Weatherford Estates	Williamson	100%	—	17	—	—
Texas
Arrowhead Ranch	Hays	100%	—	387	—	6
Bar C Ranch	Tarrant	100%	292	813	—	—
Barrington Kingwood	Harris	100%	132	48	—	—
Cibolo Canyons	Bexar	100%	867	851	130	20
Harbor Lakes	Hood	100%	217	232	2	19
Hunter’s Crossing	Bastrop	100%	483	27	41	62
La Conterra	Williamson	100%	200	130	—	58
Lakes of Prosper	Collin	100%	74	211	—	4
Lantana	Denton	100%	1,065	697	9	3
Maxwell Creek	Collin	100%	912	87	10	—
Oak Creek Estates	Comal	100%	214	356	13	—
Parkside	Collin	100%	—	200	—	—
Stoney Creek	Dallas	100%	221	533	—	—
Summer Creek Ranch	Tarrant	100%	963	311	35	44
Summer Lakes	Fort Bend	100%	614	516	56	—
Summer Park	Fort Bend	100%	69	129	28	62
The Colony	Bastrop	100%	449	704	22	31
The Preserve at Pecan Creek	Denton	100%	519	275	—	7
Village Park	Collin	100%	753	3	3	2
Westside at Buttercup Creek	Williamson	100%	1,496	1	66	—
Other projects (9)	Various	100%	1,759	245	133	7
Georgia
Seven Hills	Paulding	100%	753	337	26	113
The Villages at Burt Creek	Dawson	100%	—	1,715	—	57
Other projects (18)	Various	100%	268	2,825	—	705
Other
Other projects (3)	Various	100%	526	426	—	—
			13,205	13,355	596	1,589
Projects in entities we consolidate
Texas
City Park	Harris	75%	1,311	458	50	115
Timber Creek	Collin	88%	—	601	—	—
Willow Creek Farms II	Waller/Fort Bend	90%	90	160	—	—
Other projects (2)	Various	Various	10	198	—	18

			Residential Lots (c)		Commercial Acres (d)
Project	County	Interest Owned (b)	Lots Sold Since Inception	Lots Remaining	Acres Sold Since Inception	Acres Remaining (e)
Georgia
The Georgian	Paulding	75%	535	—	—	—
			1,946	1,417	50	133
Total owned and consolidated			15,151	14,772	646	1,722

Projects in ventures that we account for using the equity method
Texas
Entrada	Travis	50%	—	821	—	—
Fannin Farms West	Tarrant	50%	324	24	—	12
Harper’s Preserve	Montgomery	50%	315	1,378	8	51
Lantana - Rayzor Ranch	Denton	25%	1,163	—	16	42
Long Meadow Farms	Fort Bend	38%	1,332	470	187	116
Southern Trails	Brazoria	80%	748	243	—	—
Stonewall Estates	Bexar	50%	342	48	—	—
Other projects (2)	Various	Various	—	—	—	15
Total in ventures			4,224	2,984	211	236
Combined total			19,375	17,756	857	1,958
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

(d)	Commercial acres are for the total project, regardless of our ownership interest, and are net developable acres, which may be fewer than the gross acres available in the project.

(e)	Excludes acres associated with commercial and income producing properties.
A summary of our significant commercial and income producing properties at third quarter-end 2014 follows:

Project	Market	Interest Owned (a)	Type	Acres	Description
Radisson Hotel	Austin	100%	Hotel	2	413 guest rooms and suites
Eleven (b)	Austin	100%	Multifamily	3	257-unit luxury apartment
360° (c)	Denver	20%	Multifamily	4	304-unit luxury apartment
Midtown Cedar Hill (c)	Dallas	100%	Multifamily	13	354-unit luxury apartment
Acklen (c)	Nashville	30%	Multifamily	4	320-unit luxury apartment
 _________________________

(a)	Interest owned reflects our total interest in the project, whether owned directly or indirectly.

(b)	Construction complete.

(c)	Construction in progress.

Oil and Gas Owned Mineral Interests
A summary of our oil and gas owned mineral interests (a) at third quarter-end 2014 follows:

State	Unleased	Leased (b)	Held By Production (c)	Total (d)
		(Net acres)
Texas	208,000	17,000	27,000	252,000
Louisiana	132,000	3,000	9,000	144,000
Georgia	152,000	—	—	152,000
Alabama	40,000	—	—	40,000
California	1,000	—	—	1,000
Indiana	1,000	—	—	1,000
	534,000	20,000	36,000	590,000
 _________________________

(a)	Includes ventures.

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

A summary of our Texas and Louisiana owned mineral acres (a) by county or parish at third quarter-end 2014 follows:

Texas		Louisiana
County	Net Acres	Parish	Net Acres
Trinity	46,000	Beauregard	79,000
Angelina	42,000	Vernon	39,000
Houston	29,000	Calcasieu	17,000
Anderson	25,000	Allen	7,000
Cherokee	24,000	Rapides	1,000
Sabine	23,000	Other	1,000
Red River	14,000		144,000
Newton	13,000
San Augustine	13,000
Jasper	12,000
Other	11,000
	252,000
 _________________________

(a)	Includes ventures.

Oil and Gas Mineral Interests Leased
A summary of our net oil and gas mineral acres leased from others at third quarter-end 2014 follows:

State	Undeveloped	Held By Production (a)	Total
Nebraska	237,000	10,000	247,000
Kansas	19,000	8,000	27,000
Oklahoma	22,000	18,000	40,000
Alabama	8,000	—	8,000
Texas	11,000	2,000	13,000
North Dakota	4,000	4,000	8,000
Other	11,000	4,000	15,000
	312,000	46,000	358,000
 _________________________

(a)	Excludes approximately 8,000 net acres of overriding royalty interests.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
In May 2014, we retired the $200,000,000 term loan under our senior secured credit facility. Therefore, at third quarter-end 2014, we have no significant exposure to changes in interest rates.
Foreign Currency Risk
We have no exposure to foreign currency fluctuations.
Commodity Price Risk
We have exposure to commodity price fluctuations from our oil and gas production which can materially affect our revenues and cash flows. The prices we receive for our production depend on numerous factors beyond our control. Based on our third quarter and first nine months 2014 production, a 10% decrease in our average realized oil and gas prices would have reduced our oil and gas production revenues by $2,397,000 and $6,475,000. To manage our exposure to commodity price risks associated with the sale of oil and gas, we may periodically enter into derivative hedging transactions for a portion of our estimated production. We do not have any commodity derivative positions outstanding at third quarter-end 2014.
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

Period	Total Number of Shares Purchased (b)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
Month 7 (7/1/2014 — 7/31/2014)	—	$—	—	4,997,855
Month 8 (8/1/2014 — 8/31/2014)	2,591	$19.98	—	4,997,855
Month 9 (9/1/2014 — 9/30/2014)	—	$—	—	4,997,855
	2,591	$19.98	—
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
10.1
Guaranty dated July 15, 2014 by Forestar (USA) Real Estate Group Inc. in favor of Regions Bank (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on July 18, 2014).

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

101.1
The following materials from Forestar’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORESTAR GROUP INC.

Date: November 6, 2014	By:	/s/ Christopher L. Nines
Christopher L. Nines
Chief Financial Officer

	By:	/s/ Sabita C. Reddy
Sabita C. Reddy
Principal Accounting Officer