Form 10-K
period 2014-12-31
Forestar Group Inc.
filed 2015-03-06
CIK 1406587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing sales price of the Common Stock on the New York Stock Exchange on June 30, 2014, was approximately $457 million. For purposes of this computation, all officers, directors, and ten percent beneficial owners of the registrant (as indicated in Item 12) are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or ten percent beneficial owners are, in fact, affiliates of the registrant.
As of March 2, 2015, there were 33,618,526 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Selected portions of the Company’s definitive proxy statement for the 2015 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.	Business
Overview
Forestar Group Inc. is a real estate and oil and gas company. We own directly or through ventures 113,000 acres of real estate located in ten states and 13 markets, including about 102,000 acres with timber, primarily in Georgia. We also have 960,000 net acres of oil and gas mineral interests, consisting of fee ownership and leasehold interests located in 16 states in the continental U.S. In 2014, we had revenues of $307 million and net income of $17 million. Unless the context otherwise requires, references to “we,” “us,” “our” and “Forestar” mean Forestar Group Inc. and its consolidated subsidiaries. Unless otherwise indicated, information is presented as of December 31, 2014, and references to acreage owned include approximate acres owned by us and ventures regardless of our ownership interest in a venture.
Business Segments
We manage our operations through three business segments:

•	Real estate,

•	Oil and gas, and

•	Other natural resources.
A summary of significant business segment assets at year-end 2014 follows:
Our real estate segment provided approximately 70% percent of our 2014 consolidated revenues. We secure entitlements and develop infrastructure, primarily for single-family residential and mixed-use communities. We own 92,000 acres in a broad area around Atlanta, Georgia, with the balance located primarily in Texas. We invest in projects principally in our strategic growth corridors, regions across the southern half of the United States that possess key demographic and growth characteristics that we believe make them attractive for long-term real estate investment. We also develop and own directly or through ventures, multifamily communities as income producing properties, principally in our target markets.
Our oil and gas segment provided 27% percent of our 2014 consolidated revenues. We promote the exploration, development and production of oil and gas on our 960,000 owned and leasehold mineral interests. This includes 590,000 owned mineral acres and 370,000 net mineral acres leased from others.

Our other natural resources segment provided 3% percent of our 2014 consolidated revenues. We sell wood fiber from our land, primarily in Georgia, and lease land for recreational uses. We have about 102,000 real estate acres with timber we own directly or through ventures. In addition, we have water interests in about 1.5 million acres, including a 45 percent nonparticipating royalty interest in groundwater produced or withdrawn for commercial purposes or sold from approximately 1.4 million acres in Texas, Louisiana, Georgia and Alabama and about 20,000 acres of groundwater leases in central Texas.
Our real estate origins date back to the 1955 incorporation of Lumbermen’s Investment Corporation, which in 2006 changed its name to Forestar (USA) Real Estate Group Inc. We have decades long legacy of residential and commercial real estate development operations, primarily in Texas. Our oil and gas origins date back to the mid-1940s when we started leasing our oil and gas mineral interests to third-party exploration and production companies. In 2007, Temple-Inland distributed all of the issued and outstanding shares of our common stock to its stockholders, which we will refer to as the “spin-off”.
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
We are focused on delivering the greatest real estate value from every acre through the entitlement and development of strategically-located residential and mixed-use communities. We secure entitlements by delivering thoughtful plans and balanced solutions that meet the needs of the communities where we operate. Moving land through the entitlement and development process creates significant real estate value. Residential development activities target lot sales to local, regional and national home builders who build quality products and have strong and effective marketing and sales programs. The lots we deliver in the majority of our communities are for mid-priced homes, predominantly in the first and second move-up categories. We also actively market and sell undeveloped land through our retail sales program. We develop multifamily commercial tracts ourselves as a merchant builder or we may venture with partners for the construction, operation, and sale of income producing properties.
We also seek to maximize value from our owned oil and gas mineral interests through promoting exploration, development and production activities by increasing the acreage leased, lease rates, royalty interests, negotiating additional interests in production and by entering into seismic exploration agreements and joint ventures. In addition, we lease mineral interests for oil and gas exploration and production and participate in working interests or may drill as an operator on both our owned and leased mineral interests.
We realize value from our undeveloped land by selling fiber and by managing it for future real estate development and conservation uses. We also generate cash flow and earnings through recreational leases. We are focused on creating value from our water interests by securing reservation and production supply agreements with various municipalities and water providers in our target markets.
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

On December 8, 2014, we announced that our Board of Directors, working together with our management team and financial advisor, is exploring strategic alternatives to enhance shareholder value. This analysis includes a review of alternatives with respect to our oil and gas business. There is no assurance that exploration of strategic alternatives will result in any transaction being pursued or consummated.
2014 Significant Highlights (including ventures)
Real Estate

•	Sold 2,343 developed residential lots, with the highest average annual gross profit per lot reported since 2006

•	Sold 22,137 acres of undeveloped land for almost $2,200 per acre

•	Sold 32 commercial acres for over $258,600 per acre

•	Sold 944 acres of residential tracts for over $8,500 per acre

•	Exchanged over 10,000 acres of timber leases into ownership of 5,400 acres of undeveloped land, generating a $10.5 million gain

•	Acquired partner's interest in Eleven multifamily venture for $21.5 million, generating a gain of $7.6 million

•	Received over $60 million from Cibolo Canyons Special Improvement District, generating a gain of $6.6 million

Oil and Gas

•	Increased proved reserves almost 20% to 10.1 MMBOE, with oil and liquids accounting for 76% of total reserves

•	Increased working interest oil and liquids production nearly 53% compared with 2013, principally due to working investments in the Bakken/Three Forks and Lansing-Kansas City formations

•
Production volumes related to royalty interests declined over 20% to approximately 310,300 BOE in 2014 which, in combination with lower lease bonus and delay rental revenues and higher operating costs, negatively impacted segment earnings by $6.1 million

•	Incurred non-cash impairment charges of $32.6 million associated with unproved leasehold interests and proved properties principally due to the significant decline in oil prices

•	Sold oil and gas properties primarily in Oklahoma and North Dakota for $17.7 million, generating gains of $8.5 million

•	Leased over 3,900 net mineral acres to third parties in Texas and Louisiana for over $1.2 million

Other Natural Resources

•	Generated $3.4 million gain related to termination of a timber lease in connection with the sale of the remaining 2,700 acres from the Ironstob venture

•	Sold nearly 330,000 tons of fiber for $14.93 per ton

•	Generated $1.1 million of revenue related to groundwater reservation agreement and almost $0.2 million gain associated with the sale of water rights related to a real estate community near Denver
Real Estate
In our real estate segment, we conduct a wide array of project planning and management activities related to the acquisition, entitlement, development and sale of real estate, primarily residential and mixed-use communities, which we refer to as community development. We own and manage our projects either directly or through ventures, which we use to achieve a variety of business objectives, including more effective capital deployment, risk management, and leveraging a partner’s local market contacts and expertise.
We have real estate in ten states and 13 markets encompassing 113,000 acres, including 92,000 acres located in a broad area around Atlanta, Georgia, with the balance located principally in Texas. Our development projects are principally located in the major markets of Texas.

Our strategy for creating value in our real estate segment is to move acres up the value chain by moving land located in growth corridors but not yet entitled, through the entitlement process, and into development. The chart below depicts our real estate value chain at year-end 2014:

Real Estate Greatest Value

DEVELOPMENT
ENTITLED
ENTITLE
TIMBERLAND
Creation and Realization

Acres*	Activities – Uses	Capital Requirement
2,000	Developed – Return on Cost Discipline	High
10,000	Approved Uses and Ready for Development	Low to Moderate
24,000	Planned Lifestyle Communities	Low
77,000	Timber Sales and Recreational Leases	Low
113,000	Total Real Estate Acres; 98 Projects	

*Includes ventures

We have approximately 77,000 undeveloped acres located in the path of population growth. As markets grow and mature, we intend to secure the necessary entitlements, the timing for which varies depending upon the size, location, use and complexity of a project, focusing first on those tracts that are more desirable for near-term development. We have 11 real estate projects representing 24,000 acres in the entitlement process, which includes obtaining zoning and access to water, sewer and roads. Additional entitlements, such as flexible land use provisions, annexation, and the creation of local financing districts generate additional value for our business and may provide us the right to reimbursement of major infrastructure costs. We have 75 entitled, developed or under development projects in eight states and 13 markets encompassing 12,000 entitled, developed and under development acres, planned for residential and commercial uses. We use return criteria, which include return on cost, internal rate of return, and cash multiples, when determining whether to invest initially or make additional investment in a project. When investment in development meets our return criteria, we will initiate the development process with subsequent sale of lots to home builders or for commercial tracts, internal development, sale to or venture with third parties. We may sell land at any point within the value chain when additional time required for entitlement or investment in development will not meet our return criteria. In 2014, we sold over 22,000 acres of undeveloped land at an average price of almost $2,200 per acre.

A summary of our real estate projects in the entitlement process(a) at year-end 2014 follows:

Project	County	Project Acres (b)
California
Hidden Creek Estates	Los Angeles	700
Terrace at Hidden Hills	Los Angeles	30
Georgia
Ball Ground	Cherokee	500
Crossing	Coweta	230
Fincher Road	Cherokee	3,890
Garland Mountain	Cherokee/Bartow	350
Martin’s Bridge	Banks	970
Mill Creek	Coweta	770
Wolf Creek	Carroll/Douglas	12,230
Yellow Creek	Cherokee	1,060
Texas
Lake Houston	Harris/Liberty	3,700
Total		24,430
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
We develop lots for single-family homes and develop multifamily properties on our commercial tracts or other developed sites we may purchase. We sell residential lots primarily to local, regional and national home builders. We have 10,000 acres, principally in the major markets of Texas, comprised of land planned for over 18,000 residential lots. We generally focus our lot sales on the first and second move-up primary housing categories. First and second move-up segments are homes priced above entry-level products yet below the high-end and custom home segments. We also develop and own directly, or through ventures, multifamily communities as income producing properties, primarily in our target markets. Once these multifamily communities reach stabilization, we generally expect to market the properties for sale. We also actively market and sell undeveloped land through our retail sales program.
Commercial tracts are developed internally or ventured with commercial developers that specialize in the construction and operation of income producing properties, such as apartments, retail centers, or office buildings. We also sell land designated for commercial use to regional and local commercial developers. We have 2,000 acres of entitled land designated for commercial use.
Cibolo Canyons is a significant mixed-use project in the San Antonio market area. Cibolo Canyons includes 2,100 acres planned to include 1,769 residential lots, of which 911 have been sold as of year-end 2014 at an average price of $71,000 per lot. The residential component includes not only traditional single-family homes but also an active adult section, and is planned to include condominiums. The commercial component includes over 150 acres principally designated for multifamily and retail uses, of which 130 acres have been sold as of year-end 2014. Located at Cibolo Canyons is the JW Marriott® San Antonio Hill Country Resort & Spa, a 1,002 room destination resort and two PGA Tour® Tournament Players Club® (TPC) golf courses designed by Pete Dye and Greg Norman. We have the right to receive from a legislatively created Cibolo Canyons special improvement district (CCSID) nine percent of hotel occupancy revenues and 1.5 percent of other resort sales revenues collected as taxes by CCSID through 2034 and reimbursement of certain infrastructure costs related to the mixed-use development.
In October 2014, we received $46,500,000 from CCSID under 2007 economic development agreements (EDA) in connection with development of the JW Marriott® Hill Country Resort & Spa. CCSID funded payment to us from its issuance of $48,900,000 Hotel Occupancy Tax (HOT) and Sales and Use Tax Revenue Bonds. These bonds are obligations solely of CCSID and are payable from HOT and sales and use taxes levied by CCSID. To facilitate the issuance of the bonds, we provided a $6,846,000 letter of credit to the bond trustee as security for certain debt service fund obligations in the event CCSID tax collections are not sufficient to support payment of the bonds in accordance with their terms. The letter of credit must be maintained until the earlier of redemption of the bonds or scheduled bond maturity in 2034.  We also entered into an agreement with San Antonio Real Estate (SARE), owner of the Resort, to assign SARE’s senior rights under the EDA to us in exchange for consideration provided by us, including a surety bond to be drawn if CCSID tax collections are not sufficient to support ad valorem tax rebates payable to SARE.  The surety bond has a balance of $9,010,000 at year-end 2014. The surety bond will decrease as CCSID makes annual ad valorem tax rebate payments to SARE, which obligation is scheduled to be retired in full by 2020.
A summary of activity within our projects in the development process, which includes entitled(a), developed and under development single-family and mixed-use projects, at year-end 2014 follows:

			Residential Lots(c)		Commercial Acres(d)
Project	County	Interest Owned(b)	Lots Sold Since Inception	Lots Remaining	Acres Sold Since Inception	Acres Remaining(e)
Projects we own
California
San Joaquin River	Contra Costa/Sacramento	100%	—	—	—	288
Colorado
Buffalo Highlands	Weld	100%	—	164	—	—
Johnstown Farms	Weld	100%	281	313	2	3
Pinery West	Douglas	100%	45	41	20	106
Stonebraker	Weld	100%	—	603	—	—
Tennessee
Beckwith Crossing	Wilson	100%	—	99	—	—
Morgan Farms	Williamson	100%	61	112	—	—
Weatherford Estates	Williamson	100%	—	17	—	—
Texas
Arrowhead Ranch	Hays	100%	—	381	—	11
Bar C Ranch	Tarrant	100%	331	774	—	—
Barrington Kingwood	Harris	100%	148	32	—	—
Cibolo Canyons	Bexar	100%	911	858	130	56
Harbor Lakes	Hood	100%	221	228	13	8
Hunter’s Crossing	Bastrop	100%	510	—	41	62
Imperial Forest	Harris	100%	—	428	—	—
La Conterra	Williamson	100%	202	—	3	55
Lakes of Prosper	Collin	100%	97	190	4	—
Lantana	Denton	100%	1,131	650	9	3
Maxwell Creek	Collin	100%	935	66	10	—
Oak Creek Estates	Comal	100%	226	328	13	—
Parkside	Collin	100%	—	200	—	—
Stoney Creek	Dallas	100%	221	487	—	—
Summer Creek Ranch	Tarrant	100%	974	277	35	44
Summer Lakes	Fort Bend	100%	614	455	56	—
Summer Park	Fort Bend	100%	69	130	28	68
The Colony	Bastrop	100%	451	1,434	22	31
The Preserve at Pecan Creek	Denton	100%	534	248	—	7
Village Park	Collin	100%	756	—	3	2
Westside at Buttercup Creek	Williamson	100%	1,496	1	66	—
Other projects (9)	Various	100%	1,776	228	133	7

			Residential Lots(c)		Commercial Acres(d)
Project	County	Interest Owned(b)	Lots Sold Since Inception	Lots Remaining	Acres Sold Since Inception	Acres Remaining(e)

Georgia
Seven Hills	Paulding	100%	780	303	26	113
The Villages at Burt Creek	Dawson	100%	—	1,715	—	57
Other projects (18)	Various	100%	297	2,796	—	705
Other
Other projects (3)	Various	100%	534	418	—	—
			13,601	13,976	614	1,626

Projects in entities we consolidate
Texas
City Park	Harris	75%	1,311	504	50	115
Timber Creek	Collin	88%	—	601	—	—
Willow Creek Farms II	Waller/Fort Bend	90%	90	160	—	—
Other projects (2)	Various	Various	10	198	—	18
Georgia
The Georgian	Paulding	75%	535	—	—	—
			1,946	1,463	50	133
Total owned and consolidated			15,547	15,439	664	1,759
Projects in ventures that we account for using the equity method
Texas
Entrada	Travis	50%	—	821	—	—
Fannin Farms West	Tarrant	50%	324	—	—	12
Harper’s Preserve	Montgomery	50%	315	1,413	15	64
Lantana - Rayzor Ranch	Denton	25%	1,163	—	16	42
Long Meadow Farms	Fort Bend	38%	1,399	405	187	118
Southern Trails	Brazoria	80%	794	202	—	1
Stonewall Estates	Bexar	50%	342	48	—	—
Other projects (2)	Various	Various	—	—	—	15
Total in ventures			4,337	2,889	218	252
Combined Total			19,884	18,328	882	2,011
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

(d)	Commercial acres are for the total project, regardless of our ownership interest, and are net developable acres, which may be fewer than the gross acres available in the project.

(e)	Excludes acres associated with commercial and income producing properties.

A summary of our significant commercial and income producing properties at year-end 2014 follows:

Project	Market	Interest Owned(a)	Type	Acres	Description
Radisson Hotel	Austin	100%	Hotel	2	413 guest rooms and suites
Eleven	Austin	100%	Multifamily	3	257-unit luxury apartment
Midtown(b)	Dallas	100%	Multifamily	13	354-unit luxury apartment
360°(b)	Denver	20%	Multifamily	4	304-unit luxury apartment
Acklen(b)	Nashville	30%	Multifamily	6	320-unit luxury apartment
HiLine(b)	Denver	25%	Multifamily	6	385-unit luxury apartment
Elan 99(b)	Houston	90%	Multifamily	14	360-unit luxury apartment
_____________________

(a)	Interest owned reflects our net equity interest in the project, whether owned directly or indirectly.

(b)	Construction in progress.
Our net investment in owned and consolidated real estate projects by geographic location at year-end 2014 follows:

State	Entitled, Developed, and Under Development Projects	Undeveloped Land and Land in Entitlement	Income Producing Properties	Total
	(In thousands)
Texas	$250,548	$5,931	$138,423	$394,902
Georgia	17,418	63,653	—	81,071
California	8,915	23,040	—	31,955
Colorado	25,334	5	—	25,339
Tennessee	10,461	540	7,675	18,676
North Carolina	—	13	15,203	15,216
Other	8,597	—	—	8,597
Total	$321,273	$93,182	$161,301	$575,756
Approximately 69 percent of our net investment in real estate is in the major markets of Texas.
Markets
Sales of new U.S. single-family homes rose to a six-year high in September 2014, on a seasonally adjusted basis, but a sharp downward revision of new homes sold in November 2014 when compared with November 2013 indicates the housing recovery remains tentative. Inventories of new homes are at historically low levels in many areas. In addition to declining finished lot inventories and limited supply of economically developable raw land has increased demand for our developed lots. However, national and global economic weakness and uncertainty, and a restrictive mortgage lending environment continue to threaten a robust recovery in the housing market, despite low interest rates. Multifamily market conditions continue to be strong, with many markets experiencing healthy occupancy levels and positive rent growth. This improvement has been driven primarily by limited housing inventory, reduced single-family mortgage credit availability, and the increased propensity to rent among the 18 to 34 year old demographic of the U.S. population.
Forestar Strategic Growth Corridors
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
Our ten strategic growth corridors encompass 164,000 square miles, or approximately 4.6 percent of the total land area in the U.S. According to 2010 census data, 91.7 million people, or 30 percent of the U.S. total, reside in these corridors. The population density in these growth corridors is over six times the national average and is projected to grow to over 10 times the national average between 2010 and 2040. During that time, the target corridors are projected to garner approximately 49 percent of the nation’s population growth and 40 percent of total employment growth. Estimated housing demand from these ten growth corridors from 2010 to 2040 exceeds 24 million new homes.

Our value creation strategy includes both growth through strategic and disciplined investment in acquisitions that meet our investment criteria, and entitlement and development on our own lands. We continually monitor the markets in our strategic growth corridors for opportunities to acquire developed lots and land at prices that meet our return criteria.
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
The land acquisition and development business is highly fragmented, and we are unaware of any meaningful concentration of market share by any one competitor. Enterprises of varying sizes, from individuals or small companies to large corporations, actively engage in the real estate development business. Many competitors are local, privately-owned companies. We have a few regional competitors and virtually no national competitors other than national home builders that, depending on business cycles and market conditions, may enter or exit the real estate development business in some locations to develop lots on which they construct and sell homes. During periods when access to capital is restricted, participants with weaker financial conditions tend to be less active.
Oil and Gas
Our oil and gas segment is focused on the exploration, development and production of oil and gas on our owned and leasehold mineral interests.
We typically lease our owned mineral interests to third parties for exploration and production of oil and gas. When we lease our mineral interests, we negotiate a lease bonus payment and retain a royalty interest and may take an additional working interest participation in production. Working interests refer to well interests in which we pay a share of the costs to drill, complete and operate a well and receive a proportionate share of the production revenues.

In 2012, we acquired 100 percent of the outstanding common stock of Credo in an all cash transaction for $14.50 per share, representing an equity purchase price of approximately $146.4 million. In addition, we paid in full $8.8 million of Credo’s outstanding debt at closing. Credo was an independent oil and gas exploration, development and production company based in Denver, Colorado. The acquired assets principally included leasehold interests in the Bakken and Three Forks formations of North Dakota, the Lansing – Kansas City formation in Kansas and Nebraska, and the Tonkawa and Cleveland formations in Texas.
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
At year-end 2014, of our 590,000 net acres of owned mineral interests, about 534,000 net acres are available for lease. We have about 56,000 net acres leased for oil and gas exploration activities, of which about 36,000 net acres are held by production from over 551 gross oil and gas wells that are operated by others, in which we have royalty interest. In addition, we have working interest ownership in 33 of these wells.

A summary of our owned mineral acres(a) at year-end 2014 follows:

State	Unleased	Leased(b)	Held By Production(c)	Total(d)
Texas	208,000	17,000	27,000	252,000
Louisiana	132,000	3,000	9,000	144,000
Georgia	152,000	—	—	152,000
Alabama	40,000	—	—	40,000
California	1,000	—	—	1,000
Indiana	1,000	—	—	1,000
	534,000	20,000	36,000	590,000
 _____________________

(a)	Includes ventures.

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

A summary of our Texas and Louisiana owned mineral acres(a) primarily in East Texas and Gulf Coast Basins by county or parish at year-end 2014 follows:

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

We engage in leasing certain portions of our owned mineral interests to third parties for the exploration and production of oil and gas. Leasing mineral acres for exploration and production can create significant value because we may negotiate a lease bonus payment and retain a royalty interest in all revenues generated by the lessee from oil and gas production. The significant terms of these arrangements include granting the exploration company the rights to oil or gas it may find and requiring that drilling be commenced within a specified period. In return, we may receive an initial lease payment (bonus), subsequent payments if drilling has not started within the specified period (delay rentals), and a percentage interest in the value of any oil or gas produced (royalties). If no oil or gas is produced during the required period, all rights are returned to us. Historically, our capital requirements for our owned mineral acres have been minimal.

Our royalty revenues are contractually defined and based on a percentage of production and are received in cash. Our royalty revenues fluctuate based on changes in the market prices for oil and gas, the decline in production in existing wells, and other factors affecting the third-party oil and gas exploration and production companies that operate wells on our minerals including the cost of development and production.
Most leases are for a three to five year term although a portion or all of a lease may be extended by the lessee as long as actual production is occurring. Financial terms vary based on a number of market factors including the location of the mineral interest, the number of acres subject to the agreement, proximity to transportation facilities such as pipelines, depth of formations to be drilled and risk.
Mineral Interests Leased
With the acquisition of Credo, we became an independent oil and gas exploration, development and production company. As of year-end 2014, our leasehold interests include 370,000 net mineral acres leased from others principally located in Nebraska and Kansas primarily targeting the Lansing – Kansas City formation, in Oklahoma primarily targeting the Anadarko Basin, in the Texas Panhandle primarily targeting the Tonkawa and Cleveland formations, and in North Dakota primarily targeting the Bakken and Three Forks formations. We have 47,000 net acres held by production and 393 gross oil and gas wells with working interest ownership, of which 153 are operated by us.
A summary of our net mineral acres leased from others as of year-end 2014 follows:

State	Undeveloped(b)	Held By Production	Total
Nebraska	248,000	11,000	259,000
Kansas	18,000	8,000	26,000
Oklahoma	23,000	18,000	41,000
Texas	10,000	2,000	12,000
North Dakota	5,000	4,000	9,000
Other(a)	19,000	4,000	23,000
	323,000	47,000	370,000
 __________________

(a)	Excludes approximately 8,000 net acres of overriding royalty interests

(b)	We have approximately 59,000 gross and 44,000 net undeveloped acres scheduled to expire in 2015, some of which we are currently evaluating for lease extension.
Nebraska and Kansas
We have about 285,000 net mineral acres primarily located on or near the Central Kansas Uplift formations located in the western Kansas counties of Logan, Lane, Thomas, Rawlins and Gove and in the southwest portion of Nebraska in the counties of Dundy, Red Willow and Hitchcock. At year-end 2014, we own working interests in 139 gross producing wells with an average working interest of 51 percent.
Oklahoma
We have about 41,000 net mineral acres located in the Anadarko Basin. At year-end 2014, we own working interests in 88 gross producing wells with an average working interest of 38 percent.
Texas
We have about 12,000 net mineral acres primarily in Sabine, San Augustine, Lipscomb, Hemphill, Tyler and Fayette counties. We own working interests in 55 gross producing wells. These wells have an average working interest of 16 percent.
North Dakota
We have about 9,000 net acres in or near the core of the Bakken and Three Forks formations. Most of the acreage is located on the Fort Berthold Indian Reservation, south and west of the Parshall Field. We own working interests in 118 gross producing oil wells with an average working interest of 7 percent. Where a well has been drilled on a spacing unit, in many cases we expect additional development wells to be drilled on those spacing units in the future.
Most leases are for a three to five year term although a portion or all of a lease may be extended as long as production is occurring. Financial terms vary based on a number of factors including the location of the leasehold interest, the number of acres subject to the agreement, proximity to transportation facilities such as pipelines, depth of formations to be drilled and risk.

Estimated Proved Reserves
Our net estimated proved oil and gas reserves, all of which are located in the United States, as of year-end 2014, 2013 and 2012 are set forth in the table below. We engaged independent petroleum engineers, Netherland, Sewell & Associates, Inc.(NSAI), to assist us in preparing estimates of our proved oil and gas reserves in accordance with the definitions and guidelines of the Securities and Exchange Commission (SEC).
Net quantities of proved oil and gas reserves related to our working and royalty interests follow:

	Reserves
	Oil(a) (Barrels)	Gas (Mcf)
	(In thousands)
Consolidated entities:
Proved developed	5,269	10,848
Proved undeveloped	2,403	1,801
Total proved reserves 2014	7,672	12,649
Proved developed	3,893	11,385
Proved undeveloped	1,931	2,245
Total proved reserves 2013	5,824	13,630
Proved developed	2,416	10,448
Proved undeveloped	804	1,274
Total proved reserves 2012	3,220	11,722
Our share of ventures accounted for using the equity method:
Proved developed	—	1,751
Proved undeveloped	—	—
Total proved reserves 2014	—	1,751
Proved developed	—	2,332
Proved undeveloped	—	—
Total proved reserves 2013	—	2,332
Proved developed	—	2,572
Proved undeveloped	—	—
Total proved reserves 2012	—	2,572
Total consolidated and our share of equity method ventures:
Proved developed	5,269	12,599
Proved undeveloped	2,403	1,801
Total proved reserves 2014	7,672	14,400
Proved developed	3,893	13,717
Proved undeveloped	1,931	2,245
Total proved reserves 2013	5,824	15,962
Proved developed	2,416	13,020
Proved undeveloped	804	1,274
Total proved reserves 2012	3,220	14,294
 _____________________

(a)	Includes natural gas liquids.

The following summarizes the changes in proved reserves for 2014:

	Reserves
	Oil (Barrels)	Gas (Mcf)
	(In thousands)
Consolidated entities:
Year-end 2013	5,824	13,630
Revisions of previous estimates	608	293
Extensions and discoveries	2,191	774
Acquisitions	85	31
Sales	(105)	(218)
Production	(931)	(1,861)
Year-end 2014	7,672	12,649
Our share of ventures accounted for using the equity method:
Year-end 2013	—	2,332
Revisions of previous estimates	—	(382)
Extensions and discoveries	—	—
Production	—	(199)
Year-end 2014	—	1,751
Total consolidated and our share of equity method ventures:
Year-end 2014	7,672	14,400
We do not have any estimated reserves of synthetic oil, synthetic gas or products of other non-renewable natural resources that are intended to be upgraded into synthetic oil and gas.
At year-end 2014, we have approximately 2,703,000 barrel of oil equivalent (BOE) of proved undeveloped (PUD) reserves compared with 2,305,000 BOE of PUD reserves at year-end 2013. The increase in PUD reserves is principally due to (i) additions of 956,000 BOE from higher estimated recovery rates, lease acquisitions, extensions and new discoveries, (ii) the conversion of 384,000 BOE of PUD reserves to proved developed reserves, and (iii) downward revisions of 174,000 BOE related to lower oil prices. As a percent of our total proved reserves, PUD reserves were 27% at year-end 2014 and year-end 2013.
In 2014, we invested approximately $10,395,000 million, in addition to $383,000 of previous capital investments, to convert 384,000 BOE of PUD reserves into proved developed reserves.
All of our PUD reserves at year-end 2014 are expected to be developed over the next five years. Estimated future development costs related to the development of our 2,700,000 BOE at year-end 2014 PUD reserves are projected to be approximately $57 million.
Reserve estimates were based on the economic and operating conditions existing at year-end 2014, 2013 and 2012. Oil and gas prices are based on the twelve month unweighted arithmetic average of the first-day-of-the-month price for each month in the period January through December. For 2014, 2013 and 2012, prices used for reserve estimates were $94.99, $96.91 and $94.71 per barrel of West Texas Intermediate Crude Oil and gas prices of $4.35, $3.67 and $2.76 per MMBTU per the Henry Hub spot market. All prices were then adjusted for quality, transportation fees and regional price differentials. Since the determination and valuation of proved reserves is a function of the interpretation of engineering and geologic data and prices for oil and gas and the cost to produce these reserves, the reserves presented should be expected to change as future information becomes available. For an estimate of the standardized measure of discounted future net cash flows from proved oil and gas reserves, please read Note 19  — Supplemental Oil and Gas Disclosures (Unaudited) to our consolidated financial statements included Part II, Item 8 of this Annual Report on Form 10-K.
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
The primary internal technical person in charge of overseeing our reserves estimates has a Bachelor of Science in Physics and Mathematics and a Masters of Science in Civil Engineering. He has over 40 years of domestic and international experience in the exploration and production business including 39 years of reserve evaluations. He has been a registered Professional Engineer for over 25 years.

As part of our internal control over financial reporting, we have a process for reviewing well production data and division of interest percentages prior to submitting well level data to NSAI assist us in preparing reserve estimates. Our primary internal technical person and other members of management review the reserve estimates prepared by NSAI, including the underlying assumptions and estimates upon which they are based, for accuracy and reasonableness.
Production
In 2014, 2013 and 2012, oil and gas produced was approximately 931,100, 697,700 and 371,300 barrels of oil at an average price of $80.63, $89.40 and $85.09 per barrel and 2,060.2, 2,158.5 and 1,989.0 MMcf of gas at an average price of $4.19, $3.46 and $2.71 per Mcf. Natural gas liquids (NGLs) are aggregated with oil volumes and prices.
In 2014, 2013 and 2012, production lifting costs, which exclude ad valorem and severance taxes, were $13.40, $10.35 and $7.47 per BOE related to 393, 497 and 403 gross wells.
Drilling and Other Exploratory and Development Activities
The following tables set forth the number of gross and net oil and gas wells in which we participated:

Gross Wells
		Exploratory			Development
Year	Total	Oil	Gas	Dry	Oil	Gas	Dry
2014(a)	119	21	—	32	46	1	19
2013(b)	120	10	—	30	71	—	9
2012	40	8	1	9	16	2	4
 _____________________

(a)
Of the gross wells drilled in 2014, we operated 72 or 61 percent. The remaining wells represent our participations in wells operated by others. Dry holes were principally located in Nebraska and Kansas.

(b)
Of the gross wells drilled in 2013, we operated 55 or 46 percent. The remaining wells represent our participations in wells operated by others. Dry holes were principally located in Nebraska and Kansas.

Net Wells
		Exploratory			Development
Year	Total	Oil	Gas	Dry	Oil	Gas	Dry
2014	57.3	11.9	—	20.1	13.6	0.1	11.6
2013	46.7	6.0	—	18.2	16.8	—	5.7
2012	13.0	3.0	—	4.9	2.6	0.2	2.3
Present Activities
At year-end 2014, there were nine gross wells (2 net) being drilled in North Dakota, Oklahoma and Nebraska and there were 20 gross wells (2 net) in North Dakota and one gross well (1 net) in Oklahoma in some stage of the completion process requiring additional activities prior to generating sales. We conducted exploratory activities related to unproven properties principally in Oklahoma, Kansas and Nebraska by acquiring leases and seismic data, and evaluating leasehold and existing mineral acreage for potential exploratory drilling.
Delivery Commitments
We have no oil or gas delivery commitments.

Wells and Acreage
The number of productive wells as of year-end 2014 follows:

	Productive Wells (a)
	Gross	Net
Consolidated entities:
Oil	582	117.4
Gas	339	56.0
Total	921	173.4
Ventures accounted for using the equity method:
Oil	—	—
Gas	23	1.8
Total	23	1.8
Total consolidated and equity method ventures:
Oil	582	117.4
Gas	362	57.8
Total	944	175.2
 _____________________

(a)	Excludes approximately 1,200 overriding royalty interest wells.
At year-end 2014, 2013 and 2012, we have royalty interests in 551, 547 and 542 gross wells. In addition, at year-end 2014, 2013 and 2012, we have working interests in 426, 497 and 403 gross wells.
We did not have any wells with production of synthetic oil, synthetic gas or products of other non-renewable natural resources that are intended to be upgraded into synthetic oil and gas as of year-end 2014, 2013 or 2012. Our plugging liabilities are accrued on the balance sheet based on the present value of our estimated future obligation.
At year-end 2014, our working interests represent approximately 126,000 gross developed acres and 47,000 net developed acres leased from others that are held by production. We had approximately 746,000 gross undeveloped acres and 323,000 net undeveloped acres at year-end 2014. We have approximately 52,000 net undeveloped acres scheduled to expire in 2015, some of which we are currently evaluating for lease extension.
Markets
Oil and gas revenues are influenced by prices of, and global supply and demand for, oil and gas. These commodities as determined by both regional and global markets depend on numerous factors beyond our control, including seasonality, the condition of the domestic and global economies, political conditions in other oil and gas producing countries, the extent of domestic production and imports of oil and gas, the proximity and capacity of gas pipelines and other transportation facilities, supply and demand for oil and gas and the effects of federal, state and local regulation. The oil and gas industry also competes with other industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers. Oil prices posted their biggest one-day drop in nearly two years in October 2014 due to weakening global demand and the strength of U.S. domestic oil production. In October 2014, the International Energy Agency cut its full-year oil-demand growth forecast to the lowest level in five years. Exploration and development activity continues to be oil focused due to the premium price of oil over gas when comparing energy equivalency and current estimates of domestic gas producing supplies are believed to be sufficient. However, the impact of lower oil prices on well economics could impact future exploration and development activity.
Mineral leasing activity is influenced by changes in commodity prices, the location of our owned mineral interests relative to existing or projected oil and gas reserves, the proximity of successful production efforts to our mineral interests and the evolution of new plays and improvements in drilling and extraction technology.
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
In locations where our owned mineral interests are close to producing wells and proven reserves, we may have multiple parties interested in leasing our minerals. Conversely, where our mineral interests are in or near areas where reserves have not been discovered, we may receive nominal interest in leasing our minerals. Portions of our Texas and Louisiana minerals are in close proximity to producing wells and proven reserves. Interest in leasing our minerals is correlated with the economics of production which are substantially influenced by current oil and gas prices and improvements in drilling and extraction technologies.
Other Natural Resources
We sell wood fiber from portions of our land, primarily in Georgia, and lease land for recreational uses. Included in our real estate acres is about 102,000 acres of timber we own directly or through ventures. We manage our timberland in accordance with the Sustainable Forestry Initiative® program of Sustainable Forestry Initiative, Inc. At year-end 2014, approximately 99 percent of available acres of our land including ventures, primarily in Georgia, are leased for recreational purposes. Most recreational leases are for a one-year term but may be terminated by us on 30 days’ notice to the lessee. These leases do not inhibit our ability to harvest timber. We have water interests in about 1.5 million acres which includes a 45 percent nonparticipating royalty interest in groundwater produced or withdrawn for commercial purposes or sold from approximately 1.4 million acres in Texas, Louisiana, Georgia and Alabama, and about 20,000 acres of groundwater leases in central Texas. We have not received significant revenues or earnings from these interests.
Competition
We face significant competition from other landowners for the sale of wood fiber. Some of these competitors own similar timber assets that are located in the same or nearby markets. However, due to its weight, the cost for transporting wood fiber long distances is significant, resulting in a competitive advantage for timber that is located reasonably close to paper and building products manufacturing facilities. A significant portion of our wood fiber is reasonably close to such facilities so we expect continued demand for our wood fiber.
Employees
At year-end 2014, we have approximately 150 employees. None of our employees participate in collective bargaining arrangements. We believe we have a good relationship with our employees. On January 29, 2015, we announced the closure of our Fort Worth, Texas office as part of our previously announced review of strategic alternatives, including a review of the oil and gas business, and our plan to reduce oil and gas operating costs. In connection with the announcement, we reduced our total number of employees by approximately 20.
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
We own approximately 288 acres in several parcels in or near Antioch, California, portions of which were sites of a paper manufacturing operation that are in remediation. The remediation is being conducted voluntarily with oversight by the California Department of Toxic Substances Control, or DTSC. We have received certificates of completion on all but one 80 acre tract, a portion of which includes subsurface contamination. We estimate the remaining cost to complete remediation activities is about $529,000 as of year-end 2014.

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

Executive Officers
The names, ages and titles of our executive officers are:

Name	Age	Position
James M. DeCosmo	56	President and Chief Executive Officer
Bruce F. Dickson	61	Chief Real Estate Officer
David M. Grimm	54	Chief Administrative Officer, Executive Vice President, General Counsel and Secretary
Christopher L. Nines	43	Chief Financial Officer and Treasurer
Phillip J. Weber	54	Executive Vice President - Water Resources
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
The operating results of our business segments reflect the general cyclical pattern of each segment. While the cycles of each industry do not necessarily coincide, demand and prices in each may drop substantially during the same period. Real estate development of residential lots is further influenced by new home construction activity, which has been volatile in recent years. Oil and gas may be further influenced by national and international commodity prices, principally for oil and gas. Cyclical downturns may materially and adversely affect our business, liquidity, financial condition and results of operations. All of our operations are impacted by both national and global economic conditions.
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
We must comply with various covenants contained in our senior secured credit facility, the indentures governing our 3.75% convertible senior notes due 2020 (Convertible Notes), 4.50% senior amortizing notes due 2016 (Senior Amortizing Notes), 8.50% senior secured notes due 2022 (Senior Secured Notes) and any other existing or future debt arrangements. Significant reductions in cash flow from slowing real estate, oil and gas or other natural resources market conditions could require us to increase borrowing levels under our senior secured credit facility or to borrow under other debt arrangements and lead to higher levels of indebtedness, limiting our financial and operating flexibility, and ultimately limiting our ability to comply with our debt covenants, including the maintenance covenants under our senior secured credit facility. Realization of any of these factors could adversely affect our financial condition and results of operations.

Restrictive covenants under our senior secured credit facility and indentures governing our 3.75% convertible senior notes, 4.50% senior amortizing notes and 8.50% senior secured notes may limit the manner in which we operate.
Our senior secured credit facility and indentures covering our Convertible Notes, Senior Amortizing Notes and Senior Secured Notes contain various covenants and conditions that limit our ability to, among other things:

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
As of December 31, 2014, our unconsolidated ventures had approximately $102.2 million of debt, substantially all of which was non-recourse to us. When debt within our ventures matures, some of our ventures may be unable to renew existing loans or secure replacement financing, or replacement financing may be more expensive. If our ventures are unable to renew existing loans or secure replacement financing, we may be required to contribute additional equity or elect to loan or contribute funds to our ventures, which could increase our risk or increase our borrowings under our senior secured credit facility, or both. If our ventures secure replacement financing that is more expensive, our profits may be reduced.
We may not be able to generate sufficient cash flow to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
As of December 31, 2014, we had approximately $433 million of consolidated debt outstanding. Our ability to make scheduled payments or to refinance current or future debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.
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
The economic growth and strength of Texas, where the majority of our real estate development activity is located, are important factors in sustaining demand for our real estate development activities. The recent sharp decline in oil prices may impact near-term job growth and housing demand in Texas, particularly in Houston, where the energy industry has generated significant job growth over the past several years. Further, the future economic growth and real estate development opportunities in broad area around Atlanta, Georgia may be adversely affected if its infrastructure, such as roads, utilities, and schools, are not improved to meet increased demand. There can be no assurance that these improvements will occur. As a result, any adverse impact to the economic growth and health, or infrastructure development, of those areas could materially adversely affect our business, liquidity, financial condition and results of operations.
Our real estate development operations are highly dependent upon national, regional and local home builders.
We are highly dependent upon our relationships with national, regional, and local home builders to purchase lots in our residential developments. If home builders do not view our developments as desirable locations for homebuilding operations, or if home builders are limited in their ability to conduct operations due to economic conditions, our business, liquidity, financial condition and results of operations will be adversely affected.
In addition, we enter into contracts to sell lots to home builders. A home builder could decide to delay purchases of lots in one or more of our developments due to adverse real estate conditions wholly unrelated to our areas of operations, such as the corporate decisions regarding allocation of limited capital or human resources. As a result, we may sell fewer lots and may have lower sales revenues, which could have an adverse effect on our business, liquidity, financial condition and results of operations.
Our strategic partners may have interests that differ from ours and may take actions that adversely affect us.
We enter into strategic alliances or venture relationships as part of our overall strategy for particular developments or regions. While these partners may bring development experience, industry expertise, financing capabilities, local credibility or other competitive attributes, they may also have economic or business interests or goals that are inconsistent with ours or that are influenced by factors unrelated to our business. We may also be subject to adverse business consequences if the market reputation or financial condition of a partner deteriorates, or if a partner takes actions inconsistent with our interest.
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
For certain projects, we rely on governmental utility and special improvement districts (SID) to issue bonds to reimburse us for qualified expenses, such as road and utility infrastructure costs. Bonds must be supported by district tax revenues, usually from ad valorem taxes. Slowing new home sales, decreasing real estate prices or difficult credit markets for bond sales can reduce or delay district bond sale revenues, causing such districts to delay reimbursement of our qualified expenses. Failure to receive timely reimbursement for qualified expenses could adversely affect our cash flows and reduce our returns or cause us to incur losses on certain real estate development projects.
Development and construction risks could impact our profitability.
We may develop and construct single family or multifamily communities through wholly-owned projects or through ventures with unaffiliated parties. Our development and construction activities may be exposed to the following risks:

•
we may incur construction costs for a property that exceed original estimates due to increased materials, labor or other costs or unforeseen environmental or other conditions, which could make completion of the property uneconomical, and we may not be able to increase rents or sales to compensate for the increase in construction costs;

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
Our multifamily communities compete with numerous housing alternatives in attracting residents, including other multifamily communities and single-family rental homes, as well as owner occupied single and multifamily homes. Competitive housing could adversely affect our ability to retain residents, lease apartments and increase or maintain rents.
Failure to succeed in new markets may limit our growth.
We may from time to time commence development activity or make acquisitions outside of our existing market areas if appropriate opportunities arise. Our historical experience in existing markets does not ensure that we will be able to operate successfully in new markets. We may be exposed to a variety of risks if we choose to enter new markets, including, among others:

•	an inability to accurately evaluate local apartment or housing market conditions and local economies;

•	an inability to obtain land for development or to identify appropriate acquisition opportunities;

•	an inability to hire and retain key personnel;

•	an inability to successfully integrate operations; and

•	lack of familiarity with local governmental and permitting procedures.
Risks Related to our Oil and Gas Operations
Volatile oil and gas prices could adversely affect our cash flows and results of operations.
Our cash flows and results of operations are dependent in part on oil and gas prices, which are volatile. During the second half of 2014, NYMEX-WTI oil prices fell from in excess of $100 per Bbl to below $50 per Bbl, the lowest price since 2009.  There is a risk that commodity prices could remain depressed for sustained periods.  We can be impacted by short-term changes in commodity prices. Oil and gas prices also impact the amounts we receive for selling and renewing our mineral leases. Moreover, oil and gas prices depend on factors we cannot control, such as: changes in foreign and domestic supply and demand for oil and gas; actions by the Organization of Petroleum Exporting Countries; weather; political conditions in other oil-producing countries, including the possibility of insurgency or war in such areas; prices of foreign exports; domestic and international drilling activity; price and availability of alternate fuel sources; the value of the U.S. dollar relative to other major currencies; the level and effect of trading in commodity markets; the effect of worldwide energy conservation measures and governmental regulations. Any substantial or extended decline in the price of oil and gas could have a negative impact on our business, liquidity, financial condition and results of operations.
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
The estimates of our reserves as of December 31, 2014 are based upon various assumptions about future production levels, prices and costs that may not prove to be correct over time. In particular, estimates of oil and gas reserves, future net revenue from proved reserves and the standardized measure thereof for our oil and gas interests are based on the assumption that future oil and gas prices remain the same as the twelve month first-day-of-the-month average oil and gas prices for the year ended December 31, 2014. The average realized sales prices as of such date used for purposes of such estimates were $3.85 per thousand cubic feet (Mcf) of gas and $84.96 per barrel of oil. The December 31, 2014 estimates also assume that the working interest owners will make future capital expenditures which are necessary to develop and realize the value of proved reserves.
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
Our drilling operations may be curtailed, delayed or canceled as a result of a variety of factors that are beyond our control.
Our drilling operations are subject to a number of risks, including:

•	unexpected drilling conditions;

•	facility or equipment failure or accidents;

•	adverse weather conditions;

•	natural disasters;

•	title problems;

•	unusual or unexpected geological formations;

•	fires, blowouts, explosions, and spills; and

•	uncontrollable flows of oil and gas or well fluids.
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
Hydraulic fracturing is the primary production method used to extract reserves located in many of the unconventional oil and gas plays in the United States. The United States Environmental Protection Agency (EPA) is currently engaged in a long-term study mandated by Congress regarding the potential impacts of hydraulic fracturing on drinking water resources that could influence federal and state legislative and regulatory developments. Other federal regulatory developments include (i) interpretive memorandum issued by the EPA in February 2014 in regard to underground injection of hydraulic fracturing fluids that use diesel fuel as a fracking fluid or propping agent; (ii) EPA air regulations for the oil and gas industry, issued in August 2012, that require beginning in January 2015 “reduced emissions completion” technology be used after well completion operations involving hydraulic fracturing, as well as annual reporting of well completions and information concerning on-site storage tanks;  (iii) proposed rules by EPA in 2014 to tighten the National Ambient Air Quality Standard (NAAQS) for ozone, which could result in additional mandatory controls on oil and gas sector volatile organic compound (VOC) emissions; and (iv) U.S. Department of the Interior, Bureau of Land Management is expected to release new regulations in 2015 regarding well stimulation involving hydraulic fracturing on federal and tribal lands. These regulations were first proposed in May 2012 and then revised and proposed again in May 2013.  In July 2014, EPA also published advanced notice of a proposed rulemaking seeking feedback for implementing new regulations for oil and gas production in Indian Country.  In addition, in January 2015, EPA announced that it will propose new regulations to further reduce methane emissions from the oil and gas industry, including hydraulic fracturing.
 Hydraulic fracturing is also extensively regulated at the state and local level and has been subject to temporary or permanent moratoria in some states, although in 2014, it has not been subject to such moratoria in the states and locations of our oil and gas operations or minerals. Also under public and governmental scrutiny is subsurface injection of water or other produced fluids from drilling or hydraulic fracturing processes due to potential environmental and physical impacts, including possible links to earthquakes.  For example, the Railroad Commission of Texas recently adopted new rules for injection wells aimed at reducing the potential for earthquakes.
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
Our oil and gas production may be interrupted, or shut in, from time to time for various reasons, including as a result of accidents, natural disasters, weather conditions, loss of gathering, processing, compression or transportation facility access or field labor issues, or intentionally as a result of market conditions such as oil and gas prices that the operators of our mineral leases, whose decisions we do not control, deem uneconomic. If a substantial amount of production is interrupted, our business, liquidity and results of operations could be materially and adversely affected.
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
The ability to sell and deliver oil and gas produced from wells on our mineral leasehold interests could be materially and adversely affected if adequate gathering, processing, compression and transportation services are not obtained.
The sale of oil and gas produced from wells on our mineral leasehold interests depends on a number of factors beyond our control, including the availability, proximity and capacity of, and costs associated with, gathering, processing, compression and transportation facilities owned or operated by third parties. These facilities may be temporarily unavailable due to market conditions, mechanical reasons or other factors or conditions, and may not be available in the future on terms the operator considers acceptable, if at all. In addition, federal, state and provincial governments in the United States and Canada have issued or are considering issuance of additional regulations governing transportation of crude oil and its byproducts by rail. Such regulations could increase the cost of transportation or limit the availability of suitable rail cars or both. Any significant change in market or other conditions affecting these facilities or the availability of these facilities, including due to the failure or inability to obtain access to these facilities on terms acceptable to the operator or at all, could materially and adversely affect our business, liquidity, financial condition and results of operations.
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
Provisions of Delaware law, our charter documents, our shareholder rights plan, the indentures governing the 3.75% convertible senior notes, 8.50% senior secured notes and the stock purchase contracts under the 6.00% tangible equity units may impede or discourage a takeover, which could cause the market price of our common stock to decline.
We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change in control would be beneficial to our existing stockholders. In addition, our board of directors has the power, without stockholder approval, to designate the terms of one or more series of preferred stock and issue shares of preferred stock. We have implemented a shareholders’ rights plan, called a poison pill, which would substantially reduce or eliminate the expected economic benefit to an acquirer from acquiring us in a manner or terms not approved by our board of directors. These and other impediments to third party acquisition or change of control could limit the price investors are willing to pay for shares of our common stock, which could in turn reduce the market price of our common stock. In addition, upon the occurrence of a fundamental change under the terms of the convertible senior notes, the senior secured notes or the tangible equity units, certain repurchase rights and early settlement rights would be triggered under the indentures governing the convertible senior notes, senior secured notes and the stock purchase contracts under the 6.00% tangible equity units, respectively. In such event, the increase of the conversion or early settlement rate, as applicable, in connection with certain make-whole fundamental change transactions under the terms of the convertible senior notes or the stock purchase contracts, respectively, could discourage a potential acquirer.

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

Item 4.	Mine Safety Disclosures.
Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is traded on the New York Stock Exchange. The high and low sales prices in each quarter in 2014 and 2013 were:

	2014		2013
	Price Range		Price Range
	High	Low	High	Low
First Quarter	$21.30	$17.67	$22.82	$16.99
Second Quarter	$19.22	$16.70	$24.68	$19.44
Third Quarter	$20.10	$17.72	$22.57	$19.51
Fourth Quarter	$17.68	$14.42	$23.59	$18.42
For the Year	$21.30	$14.42	$24.68	$16.99
Shareholders
Our stock transfer records indicated that as of March 2, 2015, there were approximately 3,374 holders of record of our common stock.

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
Issuer Purchases of Equity Securities(a)

Period	Total Number of Shares Purchased(b)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
Month 10 (10/1/2014 — 10/31/2014)	—	$—	—	4,997,855
Month 11 (11/1/2014 — 11/30/2014)	1,058,368	$17.09	1,058,368	3,939,487
Month 12 (12/1/2014 — 12/31/2014)	433,785	$15.04	432,819	3,506,668
Total	1,492,153	$16.49	1,491,187
 _____________________

(a)
On February 11, 2009, we announced that our Board of Directors authorized the repurchase of up to 7,000,000 shares of our common stock. We have purchased 3,493,332 shares under this authorization, which has no expiration date. We have no repurchase plans or programs that expired during the period covered by the table above and no repurchase plans or programs that we intend to terminate prior to expiration or under which we no longer intend to make further purchases.

(b)	Includes shares withheld to pay taxes in connection with vesting of restricted stock awards and exercises of stock options.
Performance Graph
Our peer group consists of a combination of real estate and oil and gas companies: Alexander & Baldwin, Inc., AV Homes Inc., Approach Resources, Inc., Consolidated-Tomoka Land Co., Cousins Properties Incorporated, Contango Oil and Gas Co., Goodrich Petroleum Corp., Magnum Hunter Resources Corp., Matador Resources Co., Penn Virginia Corp., Petroquest Energy Inc., Post Properties, Inc., Potlatch Corporation, PS Business Parks, Inc., Resolute Energy Corp., The St. Joe Company, and Tejon Ranch Co. There were no changes to the peer group in 2014 except for the removal of BRE Properties, Inc. following its acquisition by a larger company in April 2014.
Pursuant to SEC rules, returns of each of the companies in the Peer Index are weighted according to the respective company’s stock market capitalization at the beginning of each period for which a return is indicated.

Item 6.	Selected Financial Data.

	For the Year
	2014	2013	2012	2011	2010
	(In thousands, except per share amount)
Revenues:
Real estate	$213,112	$248,011	$120,115	$106,168	$68,269
Oil and gas	84,300	72,313	44,220	24,448	24,790
Other natural resources	9,362	10,721	8,256	4,957	8,301
Total revenues	$306,774	$331,045	$172,591	$135,573	$101,360
Segment earnings (loss):
Real estate(a)	$96,906	$68,454	$53,582	$(25,704)	$(4,634)
Oil and gas(b)	(22,686)	18,859	26,608	19,783	22,846
Other natural resources	5,499	6,507	29	(1,867)	4,995
Total segment earnings (loss)	79,719	93,820	80,219	(7,788)	23,207
Items not allocated to segments:
General and administrative expense(c)	(21,229)	(20,597)	(25,176)	(20,110)	(17,341)
Share-based compensation expense	(3,417)	(16,809)	(14,929)	(7,067)	(11,596)
Gain on sale of assets(d)	—	—	16	61,784	28,607
Interest expense	(30,286)	(20,004)	(19,363)	(17,012)	(16,446)
Other corporate non-operating income	453	119	191	368	1,164
Income before taxes	25,240	36,529	20,958	10,175	7,595
Income tax expense(e)	(8,657)	(7,208)	(8,016)	(3,021)	(2,470)
Net income attributable to Forestar Group Inc.	$16,583	$29,321	$12,942	$7,154	$5,125
Diluted net income per common share	$0.38	$0.80	$0.36	$0.20	$0.14
Average diluted shares outstanding(f)	43,596	36,813	35,482	35,781	36,377
At year-end:
Assets	$1,258,199	$1,172,152	$918,434	$794,857	$789,324
Debt	432,744	357,407	294,063	221,587	221,589
Noncontrolling interest	2,540	5,552	4,059	1,686	4,715
Forestar Group Inc. shareholders’ equity	707,202	709,845	529,488	509,526	509,564
Ratio of total debt to total capitalization	38%	33%	36%	30%	30%
 _____________________

(a)
Real estate segment earnings (loss) include non-cash impairments of $399,000 in 2014, $1,790,000 in 2013, $45,188,000 in 2011 and $11,271,000 in 2010. Segment earnings also includes gain on sale of assets of $25,981,000 in 2014 and $25,273,000 in 2012. Real estate segment earnings (loss) also include the effects of net (income) loss attributable to noncontrolling interests.

(b)
Oil and gas segment earnings (loss) includes non-cash impairment charges of $17,130,000 and $473,000 for unproved leasehold interests in 2014 and 2013. Also, 2014 includes $15,535,000 for non-cash impairment charges related to oil and gas proved properties, partially offset by gain on sale of oil and gas properties principally in North Dakota and Oklahoma for $8,526,000.

(c)
In 2012, general and administrative expense includes $6,323,000 in costs associated with our acquisition of Credo and in 2011 includes $3,187,000 associated with proposed private debt offerings that we withdrew as a result of deterioration of terms available to us in the credit markets.

(d)	Gain on sale of assets in 2011 and 2010 represents gains from timberland sales in accordance with our strategic initiatives announced first quarter 2009 and completed in 2011.

(e)	In 2013, income tax expense includes a benefit from recognition of $6,326,000 of previously unrecognized tax benefits upon lapse of the statute of limitations for a previously reserved tax position.

(f)
Our 2014 weighted average diluted shares outstanding include 7,857,000 million shares issuable upon settlement of the prepaid stock purchase contract component of our 6.00% tangible equity units, issued November 27, 2013.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Caution Concerning Forward-Looking Statements
This Annual Report on Form 10-K and other materials we have filed or may file with the Securities and Exchange Commission contain “forward-looking statements” within the meaning of the federal securities laws. These forward-looking statements are identified by their use of terms and phrases such as “believe,” “anticipate,” “could,” “estimate,” “likely,” “intend,” “may,” “plan,” “expect,” and similar expressions, including references to assumptions. These statements reflect our current views with respect to future events and are subject to risk and uncertainties. We note that a variety of factors and uncertainties could cause our actual results to differ significantly from the results discussed in the forward-looking statements. Factors and uncertainties that might cause such differences include, but are not limited to:

•	general economic, market or business conditions in Texas or Georgia, where our real estate activities are concentrated, or on a national or global scale;

•	our ability to achieve some or all of our strategic initiatives;

•	the opportunities (or lack thereof) that may be presented to us and that we may pursue;

•	our ability to hire and retain key personnel;

•	significant customer concentration;

•	future residential, multifamily or commercial entitlements, development approvals and the ability to obtain such approvals;

•	obtaining approvals of reimbursements and other payments from special improvement districts and timing of such payments;

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

•	the levels of resale housing inventory in our mixed-use development projects and the regions in which they are located;

•	fluctuations in costs and expenses, including impacts from shortages in materials or labor;

•	demand for new housing, which can be affected by a number of factors including the availability of mortgage credit, job growth, fluctuations in commodity prices;

•	demand for multifamily communities, which can be affected by a number of factors including local markets and economic conditions;

•	competitive actions by other companies;

•	changes in governmental policies, laws or regulations and actions or restrictions of regulatory agencies;

•	risks associated with oil and gas exploration, drilling and production activities;

•	fluctuations in oil and gas commodity prices;

•	government regulation of exploration and production technology, including hydraulic fracturing;

•	the results of financing efforts, including our ability to obtain financing with favorable terms, or at all;

•	our ability to make interest and principal payments on our debt and satisfy the other covenants contained in our senior secured credit facility, indentures and other debt agreements;

•	our partners’ ability to fund their capital commitments and otherwise fulfill their operating and financial obligations;

•	the effect of limitations, restrictions and natural events on our ability to harvest and deliver timber;

•	inability to obtain permits for, or changes in laws, governmental policies or regulations affecting, water withdrawal or usage;

•	the final resolutions or outcomes with respect to our contingent and other liabilities related to our business; and

•	our ability to execute our growth strategy and deliver acceptable returns from acquisitions and other investments.

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
On December 8, 2014, we announced that our Board of Directors, working together with our management team and financial advisor, is exploring strategic alternatives to enhance shareholder value. This analysis includes a review of alternatives with respect to our oil and gas business. There is no assurance that exploration of strategic alternatives will result in any transaction being pursued or consummated.

Results of Operations for the Years Ended 2014, 2013 and 2012
A summary of our consolidated results by business segment follows:

	For the Year
	2014	2013	2012
	(In thousands)
Revenues:
Real estate	$213,112	$248,011	$120,115
Oil and gas	84,300	72,313	44,220
Other natural resources	9,362	10,721	8,256
Total revenues	$306,774	$331,045	$172,591
Segment earnings (loss):
Real estate	$96,906	$68,454	$53,582
Oil and gas	(22,686)	18,859	26,608
Other natural resources	5,499	6,507	29
Total segment earnings	79,719	93,820	80,219
Items not allocated to segments:
General and administrative expense	(21,229)	(20,597)	(25,176)
Share-based compensation expense	(3,417)	(16,809)	(14,929)
Gain on sale of assets	—	—	16
Interest expense	(30,286)	(20,004)	(19,363)
Other corporate non-operating income	453	119	191
Income before taxes	25,240	36,529	20,958
Income tax expense	(8,657)	(7,208)	(8,016)
Net income attributable to Forestar Group Inc.	$16,583	$29,321	$12,942

Significant aspects of our results of operations follow:
2014

•
Real estate segment earnings benefited from increased undeveloped land sales generating earnings of $29,895,000, a $10,476,000 gain associated with a non-monetary exchange of leasehold timber rights for 5,400 acres of undeveloped land with a partner in a consolidated venture, a $7,610,000 gain associated with the acquisition of our partner's interest in the Eleven multifamily venture, higher residential lot sales activity and a $6,577,000 gain associated with $46,500,000 of bond proceeds we received from the Cibolo Canyons Special Improvement District.

•
Oil and gas segment earnings (loss) decreased principally due to non-cash impairment charges of $17,130,000 for unproved leasehold interests and $15,535,000 for proved oil and gas properties, higher exploration costs and lower oil prices, as well as lower oil and gas production volumes associated with royalty interests and reduced lease bonus and delay rental payments received from our owned mineral interests. These factors were partially offset by higher working interest production volumes attributable to our exploration and production operations and gains of $8,526,000 primarily related to the sale of oil and gas properties in Oklahoma and North Dakota.

•
Other natural resources segment earnings declined principally due to lower fiber volumes, which were partially offset by gains of $3,531,000 primarily related to partial terminations of a timber lease related to land sold from a consolidated venture near Atlanta, Georgia.

•	Share-based compensation decreased principally as result of a 28% decrease in our stock price since year-end 2013 and its impact on cash-settled awards.

•	Interest expense increased primarily due to higher average borrowing rates and increased debt outstanding.
2013

•
Real estate segment earnings benefited from the sale of Promesa, a 289-unit multifamily property we developed in Austin, for $41,000,000, which generated approximately $10,881,000 in segment earnings. In addition, segment earnings also benefited from increased residential lot sales activity, residential and commercial tract sales and interest income associated with a loan we hold secured by a mixed-use community in Houston.

•
Oil and gas segment earnings decreased principally due to lower oil and gas production volumes associated with royalty interests and reduced lease bonus and delay rental payments received from our owned mineral interests, which were partially offset by higher working interest production volumes and prices attributable to our exploration and production operations principally as result of our acquisition of Credo in third quarter 2012.

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
Current Market Conditions
Sales of new U.S. single-family homes rose to a six-year high in September 2014, on a seasonally adjusted basis, but a sharp downward revision of new homes sold in November 2014 when compared with November 2013 indicates the housing recovery remains tentative. Inventories of new homes are at historically low levels in many areas. In addition to declining finished lot inventories, limited supply of economically developable raw land has increased demand for our developed lots. However, national and global economic weakness and uncertainty continue to threaten a full recovery in the housing market, despite low interest rates. For 2014, home builders and developers started construction on 1.01 million new homes and apartments, an 8.8 percent increase compared to 2013, the first time construction has topped one million new homes since 2005. However, total annual housing starts remain well below the long-term historical average. Multifamily market conditions continue to be strong, with many markets experiencing healthy occupancy levels and positive rent growth. This improvement has been driven primarily by limited housing inventory, reduced single-family mortgage credit availability, and the increased propensity to rent among the 18 to 34 year old demographic of the U.S. population.
Oil prices posted their biggest one-day drop in nearly two years on October 14, 2014 and declined by an additional 35 percent through year-end 2014 due to weakening global demand and the strength of U.S. domestic oil production. In October 2014, the International Energy Agency cut its full-year oil-demand growth forecast to the lowest level in five years. Exploration and development activity continues to be oil focused due to the premium price of oil over gas when comparing energy equivalency and current estimates of domestic gas producing supplies are believed to be sufficient. The continuation of lower oil prices would likely negatively impact future exploration and development activity.
Gas prices are up 17 percent from year ago levels, but are significantly lower than realized prices over the last decade. Prolonged cold weather throughout the 2013 - 2014 heating season has taken gas storage below the previous five year average (2009 - 2013), causing gas prices to recover from their lows of a year ago.
Business Segments
We manage our operations through three business segments:

•	Real estate,

•	Oil and gas, and

•	Other natural resources.
We evaluate performance based on segment earnings (loss) before unallocated items and income taxes. Segment earnings (loss) consist of operating income (loss), equity in earnings of unconsolidated ventures’, gain on sale of assets, interest income on loans secured by real estate and net (income) loss attributable to noncontrolling interests. Items not allocated to our business segments consist of general and administrative expenses, share-based compensation, gain on sale of strategic timberland, interest expense and other corporate non-operating income and expense. The accounting policies of the segments are the same as those described in the accounting policy note to the consolidated financial statements.
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

Real Estate
We own directly or through ventures 113,000 acres of real estate located in ten states and 13 markets. Our real estate segment secures entitlements and develops infrastructure on our lands, primarily for single-family residential and mixed-use communities. We own 92,000 acres in a broad area around Atlanta, Georgia, with the balance located primarily in Texas. We target investments principally in our strategic growth corridors, regions across the southern half of the United States that possess key demographic and growth characteristics that we believe make them attractive for long-term real estate investment. We own and manage our projects either directly or through ventures. Our real estate segment revenues are principally derived from the sales of residential single-family lots and tracts, undeveloped land and commercial real estate and from the operation of income producing properties, primarily a hotel and multifamily properties we may develop and sell principally as a merchant builder.

A summary of our real estate results follows:

	For the Year
	2014	2013	2012
	(In thousands)
Revenues	$213,112	$248,011	$120,115
Cost of sales	(123,764)	(156,794)	(70,039)
Operating expenses	(34,121)	(31,952)	(34,160)
	55,227	59,265	15,916
Interest income on loan secured by real estate	8,135	6,840	3,430
Gain on sale of assets	25,981	—	25,273
Equity in earnings of unconsolidated ventures	8,068	8,089	13,897
Less: Net income attributable to noncontrolling interests	(505)	(5,740)	(4,934)
Segment earnings	$96,906	$68,454	$53,582
In 2014, revenues were principally driven by increased residential real estate and undeveloped land sales, offset by decreased residential and commercial tract revenues and multifamily construction contract revenues. In 2013, revenues include $41,000,000 from the sale of Promesa, a 289-unit multifamily property we developed in Austin.
Revenues in our owned and consolidated ventures consist of:

	For the Year
	2014	2013	2012
	(In thousands)
Residential real estate	$119,308	$107,858	$51,369
Commercial real estate	2,717	18,338	8,320
Undeveloped land	46,554	22,757	18,924
Commercial and income producing properties	41,440	95,327	38,656
Other	3,093	3,731	2,846
	$213,112	$248,011	$120,115
Residential real estate revenues principally consist of the sale of single-family lots to local, regional and national home builders. In 2014, residential real estate revenues increased principally as a result of higher lot sales volume due to increased demand for finished lot inventory by home builders in markets where supply has diminished, offset by lower average price per lot sold, principally due to the bulk sale of 367 residential lots from projects near Atlanta.
The timing of commercial real estate revenues can vary depending on the demand, mix, project life-cycle, size and location of the project. In 2014, our commercial tract sales activity decreased principally due to lower demand. In 2013, we sold 99 commercial acres for $17,398,000 from our owned and consolidated projects, which generated combined segment earnings of $11,687,000. In 2012, we sold 83 commercial acres for $9,551,000 from our owned and consolidated projects located in Texas which generated combined segment earnings of $5,359,000.
In 2014, we sold 21,345 acres of undeveloped land acres for $46,554,000 which generated earnings of $29,895,000, compared with 2013, in which we sold 6,700 acres for $22,757,000 generating segment earnings of $10,788,000. In 2012, undeveloped land sales include the sale of 6,800 acres for $12,800,000 in three retail transactions resulting in segment earnings of $9,700,000.
In 2014, commercial and income producing properties revenue include construction revenues of $12,282,000 associated with our multifamily fixed fee contracts as general contractor. We are reimbursed for costs paid to subcontractors plus may earn a development and construction fee on certain projects, both of which are included in commercial and income producing properties revenue. Construction revenues were $31,595,000 in 2013 and $10,977,000 in 2012. The decrease in construction revenues in 2014 is primarily due to the completion of the Eleven project in second quarter 2014. In 2013, segment results benefited from the sale of Promesa, a 289-unit multifamily property in Austin which we developed as a merchant builder and operated until the sale. As a result, we recognized segment earnings of $10,881,000 related to its sale for $41,000,000.
In 2014, revenues related to our 413 guest room hotel in Austin were up $4,538,000 when compared with 2013, primarily from higher average room rates and increased food and beverage sales. In 2013, revenues related to our 413 guest room hotel in Austin were down $1,140,000 when compared with 2012, primarily from lower food and beverage revenues due to renovation activity.
Other revenues primarily result from sale of stream and impervious cover credits to home builders.

Units sold consist of:

	For the Year
	2014	2013	2012
Owned and consolidated ventures:
Residential lots sold	1,999	1,469	926
Average price per lot sold	$55,597	$58,101	$52,016
Commercial acres sold	21	99	83
Average price per acre sold	$89,681	$175,972	$114,846
Undeveloped acres sold	21,345	6,703	9,190
Average price per acre sold	$2,181	$3,395	$2,059
Ventures accounted for using the equity method:
Residential lots sold	344	414	439
Average price per lot sold	$72,906	$58,872	$52,080
Commercial acres sold	11	72	12
Average price per acre sold	$589,574	$226,206	$239,754
Undeveloped acres sold	792	108	135
Average price per acre sold	$2,391	$2,737	$2,600
In 2014, cost of sales include $17,393,000 related to multifamily construction contract costs we incurred as general contractor and paid to sub-contractors associated with our development of two multifamily venture properties of which one was completed in May 2014 and the other is about 80 percent complete at year-end 2014, compared to $32,149,000 in 2013. Included in multifamily construction contract costs are charges of $5,111,000 in 2014 reflecting estimated cost increases associated with our fixed fee contracts as general contractor for these two multifamily venture properties compared to $554,000 in 2013. In addition in 2013, cost of sales includes $29,707,000 in carrying value related to Promesa, a 289-unit multifamily property we developed as a merchant builder and sold.
Cost of sales includes non-cash impairment charges of $399,000 in 2014 associated with two owned entitled projects and $1,790,000 in 2013 associated with a master-planned community and golf club near Dallas. We did not have any non-cash impairment charges in 2012.
Operating expenses consist of:

	For the Year
	2014	2013	2012
	(In thousands)
Employee compensation and benefits	$10,327	$8,073	$10,261
Property taxes	6,919	7,188	7,903
Professional services	5,749	4,206	4,050
Depreciation and amortization	3,741	3,117	4,340
Other	7,385	9,368	7,606
	$34,121	$31,952	$34,160
In 2014, employee compensation and benefits increased when compared with 2013, primarily due to higher incentive compensation as a result of our improved segment operating results. The increase in professional services in 2014 when compared with 2013 is primarily associated with conveyance of land in payment of management fees in a consolidated venture associated with non-monetary exchange of leasehold timber rights for undeveloped land.
Other operating expenses for 2013 includes a $776,000 loss on retirement of assets associated with capital improvements at our hotel and a $583,000 loss on sale of assets related to a project in Austin.
Interest income represents earnings from a loan we hold which is secured by a mixed-use community in Houston.
In 2014, gain on sale of assets principally includes a $10,476,000 gain associated with a non-monetary exchange of leasehold timber rights on approximately 10,300 acres for 5,400 acres of undeveloped land with a partner in a consolidated venture, a gain of $7,610,000 related to acquiring our partner's interest in the Eleven multifamily venture, a gain of $6,577,000 related to bond proceeds received from Cibolo Canyons Special Improvement District (CCSID) at our Cibolo Canyons project near San Antonio, and $1,318,000 gain associated with the sale of a land purchase option contract.
In 2014, we acquired full ownership of the Eleven venture, owner of a 257-unit multifamily project in Austin in which we previously held a 25 percent interest, for $21,500,000. The acquisition-date fair value was $55,275,000, including debt of $23,936,000. Our investment in the Eleven venture prior to acquiring our partner’s interest was $2,229,000. We accounted for this transaction as a business combination achieved in stages and as a result, we remeasured our equity method investment in the Eleven venture to its acquisition-date fair value of $9,839,000 and recognized the resulting gain of $7,610,000 in real estate segment earnings.
In 2014, we received $50,550,000 from CCSID under 2007 economic development agreements (EDA) related to development of the JW Marriott® Hill Country Resort & Spa (Resort) at our Cibolo Canyons project near San Antonio, of which $46,500,000 was related to CCSID's issuance of $48,900,000 Hotel Occupancy Tax (HOT) and Sales and Use Tax Revenue Bonds. These bonds are obligations solely of CCSID and are payable from HOT and sales and use taxes levied on the Resort by CCSID. To facilitate the issuance of the bonds, we provided a $6,846,000 letter of credit to the bond trustee as security for certain debt service fund obligations in the event CCSID tax collections are not sufficient to support payment of the bonds in accordance with their terms. The letter of credit must be maintained until the earlier of redemption of the bonds or scheduled bond maturity in 2034. We also entered into an agreement with San Antonio Real Estate (SARE), owner of the Resort, to assign SARE’s senior rights under the EDA to us in exchange for consideration provided by us, including a surety bond to be drawn if CCSID tax collections are not sufficient to support ad valorem tax rebates payable to SARE. The surety bond has a balance of $9,010,000 at year-end 2014. The surety bond will decrease as CCSID makes annual ad valorem tax rebate payments to SARE, which obligation is scheduled to be retired in full by 2020. As a result of these transactions, we recorded a gain of $6,577,000 after recovery of our full resort investment of $24,067,000.
In 2012, gain on sale of assets principally includes a $11,675,000 gain from the sale of our 25 percent ownership interest in Palisades West LLC, a $10,180,000 gain from the sale of Broadstone Memorial, a 401-unit multifamily investment property in Houston, and a $3,401,000 gain from a consolidated venture’s sale of 800 acres in Dallas.
In 2014, the decrease in net income attributable to noncontrolling interests, compared to 2013, is principally due to the acquisition of our partner's noncontrolling interest in the Lantana ventures for $7,971,000 in March 2014. In 2012, segment results include $8,247,000 in earnings associated with an unconsolidated venture’s sale of Las Brisas, a 414-unit multifamily property near Austin, for $40,400,000. Equity in earnings from unconsolidated ventures includes $11,013,000 in earnings related to this sale, of which ($2,766,000) was allocated to net income attributable to noncontrolling interests.
Information about our real estate projects and our real estate ventures follows:

	Year-End
	2014	2013
Owned and consolidated ventures:
Entitled, developed and under development projects
Number of projects	67	67
Residential lots remaining	15,439	17,070
Commercial acres remaining	1,759	1,832
Undeveloped land and land in the entitlement process
Number of projects	11	13
Acres in entitlement process	24,430	25,830
Acres undeveloped	72,260	85,515
Ventures accounted for using the equity method:
Ventures’ entitled, developed and under development projects
Number of projects	8	7
Residential lots remaining	2,889	3,291
Commercial acres remaining	252	236
Ventures’ undeveloped land and land in the entitlement process
Acres undeveloped	4,539	5,547
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

Our net investment in owned and consolidated real estate by geographic location at year-end 2014 follows:

State	Entitled, Developed, and Under Development Projects	Undeveloped Land and Land in Entitlement	Income Producing Properties	Total
	(In thousands)
Texas	$250,548	$5,931	$138,423	$394,902
Georgia	17,418	63,653	—	81,071
California	8,915	23,040	—	31,955
Colorado	25,334	5	—	25,339
Tennessee	10,461	540	7,675	18,676
North Carolina	—	13	15,203	15,216
Other	8,597	—	—	8,597
Total	$321,273	$93,182	$161,301	$575,756
Approximately 69 percent of our net investment in real estate is in the major markets of Texas.
As of year-end 2014, multifamily community projects under various stages of development are as follows:

Planning Phase(a)
Project	Market	Ownership Interest(b)	Acquisition of Property	Project Cost Incurred to Date
			($ in thousands)
Dilworth	Charlotte	100%	$11,628	$3,441
Music Row	Nashville	100%	$7,182	$379
Downtown Edge	Austin	100%	$11,613	$239
West Austin	Austin	100%	$8,522	$333

Under Construction
Project	Market	Ownership Interest(b)	Estimated Project Cost(c)	Project Cost Incurred to Date	Planned Number of Units	Planned Rentable Square Feet	Estimated Completion Date	Estimated Stabilization Date(d)
			($ in thousands)
Midtown	Dallas	100%	$35,600	$33,728	354	317,525	2Q 2015	4Q 2015
360°	Denver	20%	$54,751	$47,409	304	248,684	3Q 2015	4Q 2015
Acklen	Nashville	30%	$58,100	$39,379	320	249,453	3Q 2015	2Q 2016
HiLine	Denver	25%	$71,360	$25,918	385	358,683	2Q 2016	4Q 2016
Elan 99(e)	Houston	90%	$53,250	$9,732	360	365,160	2Q 2016	1Q 2017

Complete
Project	Market	Ownership Interest	Project Cost Incurred to Date	Project Cost per Sq Ft	Number of Units	Rentable Square Feet	Completion Date	Stabilization Date

Eleven(f)	Austin	100%	$55,275	$271	257	203,757	2Q 2014	3Q 2014

  _____________________

(a)	Acquired development site planned for future construction.

(b)	We may develop and own these projects directly or through ventures.

(c)
Estimated project costs represent the estimated costs of the project through stabilization. Final costs may differ from these estimates. The projected stabilization dates are also estimates and are subject to change as the project proceeds through the development and marketing process.

(d)	Estimated stabilization represents the quarter within which we estimate the project will achieve 90% occupancy.

(e)	Our venture partner is the developer of this project.

(f)	In 2014, we acquired full ownership of the Eleven venture, in which we previously held a 25 percent interest, for $21,500,000.

Oil and Gas
Our oil and gas segment is focused on the exploration, development and production of oil and gas on our owned and leasehold mineral interests.
We lease portions of our 590,000 owned net mineral acres located principally in Texas, Louisiana, Georgia and Alabama to other oil and gas companies in return for a lease bonus, delay rentals and a royalty interest, and we may negotiate an option to participate in oil and gas exploration and development or we may elect to drill as an operator. At year-end 2014, we have about 20,000 net acres under lease to others with expiration dates ranging between 2015 to 2019, and about 36,000 net acres leased to others that are held by production related to our owned mineral interests and 551 gross productive wells operated by others on our owned mineral acres.
We acquired Credo in third quarter 2012, an independent oil and gas exploration, development and production company. As of year-end 2014, our leasehold interests include 370,000 net mineral acres leased from others principally located in Nebraska and Kansas primarily targeting the Lansing – Kansas City formation, in the Texas Panhandle primarily targeting the Tonkawa and Cleveland formations, in Oklahoma targeting various formations in the Anadarko Basin and in North Dakota primarily targeting the Bakken and Three Forks formations. Our leasehold interests include approximately 9,000 net mineral acres in the Bakken and Three Forks formations. We have 47,000 net acres held by production and 393 gross oil and gas wells with working interest ownership, of which 153 are operated by us.
A summary of our oil and gas results follows:

	For the Year
	2014	2013	2012
	(In thousands)
Revenues	$84,300	$72,313	$44,220
Cost of oil and gas producing activities	(98,371)	(42,067)	(10,842)
Operating expenses	(17,727)	(13,312)	(7,279)
	(31,798)	16,934	26,099
Gain on sale of assets	8,526	1,333	—
Equity in earnings of unconsolidated ventures	586	592	509
Segment earnings (loss)	$(22,686)	$18,859	$26,608
Oil and gas segment earnings decreased in 2014 principally due to non-cash impairment charges of $17,130,000 for unproved leasehold interests and $15,535,000 for proved oil and gas properties which were negatively impacted by significantly lower oil prices. In addition, segment earnings decreased from higher exploration and production costs and lower oil and gas production volumes associated with royalty interests from our owned mineral interests, which were partially offset by higher working interest production volumes.
Our 2014 and 2013 oil and gas results include full year results attributed to exploration and production operations related to our acquisition of Credo in third quarter 2012, which generated revenues of $68,205,000 and $50,894,000.
Revenues consist of:

	For the Year
	2014	2013	2012
	(In thousands)
Oil production(a)	$75,075	$62,379	$31,592
Gas production	7,844	6,657	4,611
Other	1,381	3,277	8,017
	$84,300	$72,313	$44,220
 _____________________

(a)	Oil production includes revenues from oil, condensate and natural gas liquids (NGLs). In 2014, 2013 and 2012, NGLs accounted for $2,518,000, $1,639,000 and $2,685,000 of oil production revenues.
In 2014, oil and gas production revenues increased principally as a result of higher production volumes. Increased oil production volume contributed $20,862,000, partially offset by decreased oil prices which negatively impacted revenues by $8,166,000. Decreased gas production volume negatively impacted revenues by $190,000, offset by higher gas prices increasing revenues by $1,377,000 as compared with 2013.
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
In 2014, other revenues principally represents $1,244,000 in lease bonus payments received from leasing approximately 3,900 owned mineral acres in Texas and Louisiana to third parties for an average of $320 per acre. In 2013, other revenues include $2,486,000 in lease bonus payments received from leasing 9,200 owned mineral acres to third parties for an average of about $270 per acre and $588,000 related to delay rental payments received compared to $5,319,000 in lease bonus payments received from leasing 8,900 owned mineral acres to third parties for an average of about $600 per acre and $2,219,000 related to delay rental payments received in 2012.
Oil and gas produced and average unit prices related to our working and royalty interests follows:

	For the Year
	2014	2013	2012
Consolidated entities:
Oil production (barrels)	869,700	648,000	302,000
Average oil price per barrel	$83.43	$93.74	$95.73
NGL production (barrels)	61,400	49,700	69,300
Average NGL price per barrel	$41.02	$32.92	$38.73
Total oil production (barrels), including NGLs	931,100	697,700	371,300
Average total oil price per barrel, including NGLs	$80.63	$89.40	$85.09
Gas production (millions of cubic feet)	1,860.6	1,912.0	1,667.7
Average price per thousand cubic feet	$4.22	$3.48	$2.76
Our share of ventures accounted for using the equity method:
Gas production (millions of cubic feet)	199.6	246.5	321.3
Average price per thousand cubic feet	$3.94	$3.25	$2.40
Total consolidated and our share of equity method ventures:
Oil production (barrels)	869,700	648,000	302,000
Average oil price per barrel	$83.43	$93.74	$95.73
NGL production (barrels)	61,400	49,700	69,300
Average NGL price per barrel	$41.02	$32.92	$38.73
Total oil production (barrels), including NGLs	931,100	697,700	371,300
Average total oil price per barrel, including NGLs	$80.63	$89.40	$85.09
Gas production (millions of cubic feet)	2,060.2	2,158.5	1,989.0
Average price per thousand cubic feet	$4.19	$3.46	$2.71
Total BOE (barrel of oil equivalent)(a)	1,274,500	1,057,500	702,800
Average price per barrel of oil equivalent	$65.68	$66.04	$52.61
  _____________________

(a)	Gas is converted to barrels of oil equivalent (BOE) using six Mcf to one barrel of oil.
At year-end 2014, there were 944 productive gross wells of which 551 were operated by others on our owned mineral acres and 393 wells on our leased mineral acres, of which 153 were operated by us. At year-end 2013, there were 1,011 productive gross wells of which 547 were operated by others on our owned mineral acres and 464 wells on our leased mineral acres, of which 182 were operated by us. At year-end 2012, there were 936 productive gross wells of which 542 were operated by others on our owned mineral acres and 394 wells were associated with our third quarter acquisition of Credo, of which 136 were operated by us.

Cost of oil and gas producing activities consists of:

	For the Year
	2014	2013	2012
	(In thousands)
Depletion and amortization	$28,442	$18,417	$4,526
Exploration costs	16,648	10,486	1,754
Production costs	19,727	12,477	4,472
Impairment of unproved leasehold interests and proved properties	32,665	473	—
Other	889	214	90
	$98,371	$42,067	$10,842
In 2014, cost of oil and gas producing activities increased compared with 2013 principally due to non-cash impairments, and higher exploration, production and depletion expenses. Production costs principally represent our share of lease operating expenses and production severance taxes. Depletion and amortization represent non-cash costs of producing oil and gas associated with our working interests and are computed based on the units of production method.
Exploration costs principally represent exploratory dry hole costs, geological and geophysical and seismic study costs. Dry hole costs were $12,398,000 in 2014, which includes $5,151,000 principally in Kansas and Nebraska, $4,040,000 in east Texas and $3,207,000 in Oklahoma compared with dry hole costs of $5,837,000 in 2013 and $1,518,000 in 2012.
All of our long-lived assets are monitored for potential impairment when circumstances indicate that the carrying value of an asset may be greater than its future net cash flows. In 2014, we recorded non-cash impairment charges of $17,130,000 for unproved leasehold interests and $15,535,000 for oil and gas proved properties compared with $473,000 of non-cash impairment charges of unproved leasehold interests in 2013. Impairments of unproved leasehold interests principally located in Texas, Oklahoma, Nebraska and Kansas in 2014 was based on changes to our drilling plans as a result of significant decline in oil prices and near-term lease expirations. Impairments of proved properties was principally related to wells located in the Texas Panhandle and a mechanical failure associated with an exploratory well in Oklahoma. Our carrying value of these wells located in the Texas Panhandle and Oklahoma is $3,655,000 which is the estimated fair value at year-end 2014.
In 2014, 2013 and 2012, our total cost of oil and gas producing activities includes $70,671,000, $38,825,000 and $6,892,000 of costs related to operations acquired from Credo in third quarter 2012.
Operating expenses consist of:

	For the Year
	2014	2013	2012
	(In thousands)
Employee compensation and benefits	$10,082	$8,168	$4,250
Professional and consulting services	3,156	1,557	769
Depreciation	1,001	1,135	429
Property taxes	399	436	312
Other	3,089	2,016	1,519
	$17,727	$13,312	$7,279
In 2014, the increase in employee compensation and benefits when compared with 2013 is primarily due to severance and retention bonus costs. In December 2014, we expensed $2,177,000 incurred under written severance agreements of which $1,150,000 is to be paid in 2015 and $1,027,000 is to be paid in 2016. Additionally, in December 2014, we entered into retention bonus agreements with key employees for $1,519,000, which will be paid in December 2015 provided they remain our employees. We are expensing retention bonus payments over the retention service period. In 2013, operating expenses increased as a result our acquisition of Credo in third quarter 2012 and staffing to operate as an independent exploration, development and production company.
In 2014, we recorded gains of $8,526,000 related to the sale of approximately 650 net mineral acres in North Dakota and the sale of 124 gross (18 net) producing oil and gas wells primarily in Oklahoma. In 2013, gain on sale of $1,333,000 is related to assigning our leasehold interests in 1,365 net mineral acres in Oklahoma to third parties for a three-year term.
Equity in earnings of unconsolidated ventures includes our share of royalty revenue from producing wells in the Barnett Shale gas formation.

Oil and Gas Owned Mineral Interests
A summary of our oil and gas owned mineral interests(a) at year-end 2014 follows:

State	Unleased	Leased(b)	Held By Production(c)	Total(d)
Texas	208,000	17,000	27,000	252,000
Louisiana	132,000	3,000	9,000	144,000
Georgia	152,000	—	—	152,000
Alabama	40,000	—	—	40,000
California	1,000	—	—	1,000
Indiana	1,000	—	—	1,000
	534,000	20,000	36,000	590,000
 _____________________

(a)	Includes ventures.

(b)
Includes leases in primary lease term or for which a delayed rental payment has been received. In the ordinary course of business, leases covering a significant portion of leased owned mineral acres may expire from time to time in a single reporting period.

(c)	Includes leases that are producing oil or gas in paying quantities.

(d)
Texas, Louisiana, California and Indiana net acres are calculated as the gross number of surface acres multiplied by our percentage ownership of the mineral interest. Alabama and Georgia net acres are calculated as the gross number of surface acres multiplied by our estimated percentage ownership of the mineral interest based on county sampling.

Oil and Gas Mineral Interests Leased
A summary of our net oil and gas mineral acres leased from others at year-end 2014 follows:

State	Undeveloped	Held By Production(a)	Total
Nebraska	248,000	11,000	259,000
Kansas	18,000	8,000	26,000
Oklahoma	23,000	18,000	41,000
Texas	10,000	2,000	12,000
North Dakota	5,000	4,000	9,000
Other(a)	19,000	4,000	23,000
	323,000	47,000	370,000
 _____________________

(a)	Excludes approximately 8,000 net acres of overriding royalty interests.

Other Natural Resources
Our other natural resources segment manages our timber holdings, recreational leases and water resource initiatives. Included within our real estate acres is about 102,000 acres of timber we own directly or through ventures, primarily in Georgia. Other natural resources segment revenues are principally derived from sales of wood fiber from our land and leases for recreational uses. In addition, we have water interests in about 1.5 million acres, including a 45 percent nonparticipating royalty interest in groundwater produced or withdrawn for commercial purposes or sold from approximately 1.4 million acres in Texas, Louisiana, Georgia and Alabama, and about 20,000 acres of groundwater leases in central Texas.

A summary of our other natural resources results follows:

	For the Year
	2014	2013	2012
	(In thousands)
Revenues	$9,362	$10,721	$8,256
Cost of other natural resources	(3,006)	(2,033)	(2,995)
Operating expenses	(4,419)	(6,065)	(5,989)
	1,937	2,623	(728)
Gain on sale of assets	3,531	3,828	694
Equity in earnings of unconsolidated ventures	31	56	63
Segment earnings	$5,499	$6,507	$29
In 2014, other natural resources segment earnings decreased principally as a result of decreased harvesting activity compared with 2013 offset principally by gains of $3,366,000 associated with partial terminations of a timber lease related to the remaining 2,700 acres of undeveloped land sold from a consolidated venture near Atlanta, Georgia.
Revenues consist of:

	For the Year
	2014	2013	2012
	(In thousands)
Fiber	$7,050	$9,584	$6,332
Water	1,100	—	—
Recreational leases and other	1,212	1,137	1,924
	$9,362	$10,721	$8,256
Water revenues for 2014 are associated with a groundwater reservation agreement.
Fiber sold consists of:

	For the Year
	2014	2013	2012
Pulpwood tons sold	209,900	375,200	370,200
Average pulpwood price per ton	$10.62	$9.26	$8.64
Sawtimber tons sold	120,000	234,300	123,700
Average sawtimber price per ton	$22.47	$22.31	$21.77
Total tons sold	329,900	609,500	493,900
Average stumpage price per ton (a)	$14.93	$14.28	$11.93
 _____________________

(a)	Average stumpage price per ton is based on gross revenues less cut and haul costs.
In 2014, total fiber tons sold decreased principally as a result of decreased harvest activity, offset partially by higher average prices.
Information about our recreational leases follows:

	For the Year
	2014	2013	2012
Average recreational acres leased	110,500	120,400	129,800
Average price per leased acre	$9.13	$9.08	$8.73

Operating expenses consist of:

	For the Year
	2014	2013	2012
	(In thousands)
Employee compensation and benefits	$2,127	$2,280	$1,526
Professional and consulting services	1,587	2,813	3,570
Other	705	972	893
	$4,419	$6,065	$5,989
The decrease in professional and consulting services in 2014 was primarily due to professional fees incurred in 2013 related to obtaining or extending groundwater leases in central Texas.
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
General and administrative expense
General and administrative expenses consist of:

	For the Year
	2014	2013	2012
	(In thousands)
Employee compensation and benefits	$8,948	$8,783	$7,523
Professional and consulting services	4,647	4,117	10,026
Insurance costs	1,115	898	944
Facility costs	928	838	766
Depreciation and amortization	638	833	1,114
Other	4,953	5,128	4,803
	$21,229	$20,597	$25,176
In 2013, employee compensation and benefits increased primarily due to higher incentive compensation associated with our improved operating results and value creation activities. In 2012, professional services include $6,323,000 in transaction costs paid to outside advisors associated with our acquisition of Credo.
Share-based compensation expense
Our share-based compensation expense principally fluctuates because a portion of our awards are cash settled and as a result are affected by changes in the market price of our common stock. In 2014, share-based compensation decreased when compared with 2013 principally as a result of a 28 percent decrease in our stock price since year-end 2013 and its impact on cash-settled awards as well as forfeiture of awards due to employee separations. In 2013, share-based compensation increased when compared with 2012 principally as a result of a 23 percent increase in our stock price in 2013 since year-end 2012.
Interest expense
The increase in interest expense in 2014 is primarily due to higher average borrowing rates and higher levels of debt outstanding. The increase in interest expense in 2013 is primarily due to additional interest expense associated with the issuance of 3.75% convertible senior notes in February 2013.
Income taxes
Our effective tax rate was 34 percent in 2014, 17 percent in 2013 and 31 percent in 2012. Our 2013 effective tax rate includes a 15 percent benefit from the recognition of previously unrecognized tax benefits due to lapse of the statute of limitations for a previously reserved tax position.
Our 2014, 2013 and 2012 effective tax rates also include the effect of state income taxes, nondeductible items and benefits from percentage depletion and noncontrolling interests.

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

Capital Resources and Liquidity
Sources and Uses of Cash
We operate in cyclical industries and our cash flows fluctuate accordingly. Our principal cash requirements are for the acquisition and development of real estate and investment in oil and gas leasing and production activities, either directly or indirectly through ventures, taxes, interest and compensation. Our principal sources of cash are proceeds from the sale of real estate and timber, the cash flow from oil and gas and income producing properties, borrowings, and reimbursements from utility and improvement districts. Our cash flows are affected by the timing of the payment of real estate development expenditures and the collection of proceeds from the eventual sale of the real estate, the timing of which can vary substantially depending on many factors including the size of the project, state and local permitting requirements and availability of utilities, by the timing of oil and gas leasing and production activities and fluctuations in oil and gas commodity prices. Working capital is subject to operating needs, the timing of sales of real estate and timber, oil and gas leasing and production activities, collection of receivables, reimbursement from utility and improvement districts and the payment of payables and expenses.
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
In 2014, net cash provided by operating activities was $107,082,000 principally due to $66,047,000 of reimbursements from utilities and improvement districts. In addition, increased residential lot sales and undeveloped land sales activity contributed to our net cash from operations, which are partially offset by $114,694,000 of real estate development and acquisition expenditures exceeding $84,665,000 of real estate cost of sales.
In 2013, net cash provided by operations was $88,777,000 primarily due to higher earnings and the sale of Promesa, a 289-unit multifamily property we developed and sold for $41,000,000, of which $10,881,000 is included in pre-tax income and $29,707,000 of carrying value is included in real estate cost on sales on the statement of cash flows. These cash flows were partially offset by real estate development and acquisition expenditures of $106,609,000.
In 2012, net cash used for operations was $22,218,000 principally due to expenditures for real estate development and acquisitions significantly exceeding non-cash real estate cost of sales, principally as result of acquiring real estate assets from CL Realty and Temco for $47,000,000. Subsequent to closing of this acquisition, we received $23,370,000 from the ventures, representing our pro-rata share of distributable cash. We also paid $21,678,000 in federal and state taxes, net of refunds. In addition, we received $24,294,000 in net proceeds from a consolidated venture’s bulk sale of 800 acres near Dallas, $10,759,000 in reimbursements from two new multifamily ventures which represents our venture partners’ pro-rata share of costs we previously incurred and $8,524,000 in reimbursements from utility and improvement districts.
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
In 2014, net cash used in investing activities was $129,731,000 principally due to our investment of $101,145,000 in oil and gas properties and equipment associated with our exploration and production operations and purchase of our partner's interest in a 257-unit multifamily property in Austin for $20,155,000, net of cash. In addition, we invested $16,398,000 in property and equipment, software and reforestation, of which $8,780,000 is related to capital expenditures on our 413 guest room hotel in Austin and $4,981,000 is related to water production well development, and a net investment in unconsolidated ventures of $12,895,000. These are partially offset by proceeds from sale of assets of $21,962,000 principally related to sale of certain oil and gas properties in North Dakota and Oklahoma.
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
Cash Flows from Financing Activities
In 2014, net cash provided by financing activities was $469,000 principally due to net proceeds of $241,947,000 from the issuance of 8.5% senior secured notes, partially offset by debt payments of $225,481,000, of which $200,000,000 is related to retirement of the term loan associated with our senior secured credit facility, $9,450,000 is related to payments of our amortizing notes associated with our tangible equity units, $2,878,000 is related to debt outstanding for our Lantana partnerships and the remaining associated with payment of other indebtedness. In addition, we purchased 1,491,187 shares of our common stock for $24,595,000.
In 2013, net cash provided by financing activities was $197,096,000 principally due to net proceeds of $144,998,000 from the issuance of 6.00% tangible equity units and net proceeds of $120,795,000 from the issuance of 3.75% convertible senior notes, partially offset by net debt repayments of $106,076,000, of which $68,000,000 is related to payoff of debt outstanding under our revolving line of credit and $18,902,000 is related to paying off a loan associated with Promesa. We plan to use the remaining net proceeds from the issuance of our convertible senior notes and tangible equity units for general corporate purposes.
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
Real Estate Acquisition and Development Activities
We secure entitlements and develop infrastructure, primarily for single family residential and mixed-use communities. We also develop and own directly or through ventures multifamily communities as income producing properties, primarily in our target markets. Once these multifamily communities reach stabilization, we generally market the properties for sale.
We categorize real estate development and acquisition expenditures as operating activities on the statement of cash flows. These development and acquisition expenditures include costs for development of residential lots and mixed-used communities and multifamily community projects we develop and sell principally as a merchant builder.

A summary of our real estate acquisition and development expenditures is shown below:

		2014	2013	2012
		(In thousands)
Community Development	Market
Acquisitions:
Bel-Aire	Atlanta	$—	$—	$548
Heron Pond	Atlanta	—	—	1,003
Lakes of Prosper	Dallas	—	—	8,951
CL Realty/TEMCO	Various	—	—	22,468
Habersham	Charlotte	—	3,878	—
Park Place	Dallas	—	2,177	—
Morgan Farms	Nashville	146	6,841	—
Woodtrace	Houston	8,622	—	—
Imperial Forest	Houston	5,343	—	—
Beckwith Crossing	Nashville	1,294	—	—
River's Edge	Dallas	1,277	—	—
Weatherford Estates	Nashville	855	—	—
Development:
Owned projects	Various	50,506	46,314	17,073
Consolidated venture projects	Various	3,905	19,567	13,701

Multifamily
Acquisitions and Development:
Pre-acquisition projects	Various	910	797	962
Promesa	Austin	—	—	16,783
Eleven(a)	Austin	—	—	(3,157)
360°(a)	Denver	—	—	(6,572)
Midtown	Dallas	25,034	4,232	87
Acklen(a)	Nashville	(7,191)	1,048	10,937
HiLine(a)	Denver	(9,372)	14,272	—
Dilworth	Charlotte	2,905	5,845	5,954
Music Row	Nashville	6,757	—	—
Downtown Edge	Austin	11,286	—	—
West Austin	Austin	8,456	—	—

Undeveloped Land/Mitigation
Acquisitions:
Crescent Hills	San Antonio	1,829	—	—
Cochran Creek	Atlanta	—	—	1,935
Development:
Owned projects	Various	2,132	1,638	1,267
Total		$114,694	$106,609	$91,940
  _____________________

(a)	Includes reimbursements received from the ventures for land and pre-development costs.
Oil and Gas Drilling and Other Exploration and Development Activities
In 2014, we drilled or participated as a non-operator in approximately 119 gross wells (57 net). At year-end 2014, we had interests in 944 gross productive wells.
In 2014, we acquired leasehold interests principally in Nebraska, Kansas, Texas, Oklahoma and North Dakota for $25,719,000 representing over 141,000 net mineral acres. Also, leasehold interests of approximately 18,000 net mineral acres expired in the normal course of business in 2014, principally in Kansas and Nebraska.

Regional allocation of our capital expenditures incurred and paid for drilling and completion activity in 2014 is shown below:

	Drilling and Completion Expenditures
	2014	2013
	(In thousands)
Bakken and Three Forks formations of North Dakota	$40,270	$34,985
Lansing - Kansas City formation of Nebraska and Kansas	18,899	13,592
Other formations principally in Texas and Oklahoma	16,257	11,686
	$75,426	$60,263
Our total cash capital expenditures for leasehold acquisitions, drilling and completion costs were $101,145,000 in 2014 and $96,069,000 in 2013.
Our planned capital expenditure for 2015 are expected to be reduced significantly compared with 2014 and are primarily related to existing well commitments in the Bakken/Three Forks formations.
Our 2015 capital expenditure budget is subject to various conditions, including third-party operator drilling plans, oilfield services and equipment availability, commodity prices and drilling results. Although a portion of our capital expenditure budget is allocated to acquiring additional leasehold interests, if we decide to pursue incremental leasehold acquisitions, it would require us to adjust our budget. Other factors that could cause us to adjust our budget include commodity prices, service or material costs, or the performance of wells.
Liquidity
Senior Credit Facility
In 2014, we amended our senior secured credit facility in order to consolidate previous amendments and to increase the revolving loan commitment from $200,000,000 to $300,000,000, extend the maturity date, increase the minimum interest coverage ratio from 1.50x to 2.50x, eliminate the collateral value to loan commitment ratio covenant and increase the maximum total leverage ratio from 40% to 50%. At year-end 2014, our senior secured credit facility provides for a $300,000,000 revolving line of credit maturing May 15, 2017 (with two one-year extension options). The revolving line of credit may be prepaid at any time without penalty. The revolving line of credit includes a $100,000,000 sublimit for letters of credit, of which $15,415,000 is outstanding at year-end 2014. Total borrowings under our senior secured credit facility (including the face amount of letters of credit) may not exceed a borrowing base formula.
At year-end 2014, net unused borrowing capacity under our senior secured credit facility is calculated as follows:

Senior Credit Facility
(In thousands)
Borrowing base availability	$300,000
Less: borrowings	—
Less: letters of credit	(15,415)
Net unused borrowing capacity	$284,585
Our net unused borrowing capacity during fourth quarter 2014 ranged from a high of $284,660,000 to a low of $284,585,000. This facility is used primarily to fund our operating cash needs, which fluctuate due to timing of residential and commercial real estate sales, undeveloped land sales, oil and gas leasing, exploration and production activities and mineral lease bonus payments received, timber sales, reimbursements from utility and improvement districts, payment of payables and expenses and capital expenditures.
Our senior secured credit facility and other debt agreements contain financial covenants customary for such agreements including minimum levels of interest coverage and limitations on leverage. At year-end 2014, we were in compliance with the financial covenants of these agreements.

The following table details our compliance with the financial and other covenants calculated as provided in the senior secured credit facility:

Financial Covenant	Requirement	Year-End 2014
Interest Coverage Ratio(a)	≥ 2.50:1.0	5.27:1.0
Total Leverage Ratio(b)	≤ 50%	39.7%
Net Worth(c)	≥ $593.3 million	$669.3 million
  _____________________

(a)
Calculated as EBITDA (earnings before interest, taxes, depreciation, depletion and amortization), plus non-cash compensation expense, plus other non-cash expenses, divided by interest expense excluding loan fees. This covenant is applied at the end of each quarter on a rolling four quarter basis.

(b)
Calculated as total funded debt divided by adjusted asset value. Total funded debt includes indebtedness for borrowed funds, secured liabilities, reimbursement obligations with respect to letters of credit or similar instruments, and our pro-rata share of joint venture debt outstanding. Adjusted asset value is defined as the sum of unrestricted cash and cash equivalents, timberlands, high value timberlands, raw entitled lands, entitled land under development, minerals business, Credo asset value, special improvement district receipts (SIDR) reimbursements value and other real estate owned at book value without regard to any indebtedness and our pro rata share of joint ventures’ book value without regard to any indebtedness. This covenant is applied at the end of each quarter.

(c)
Calculated as the amount by which consolidated total assets (excluding Credo acquisition goodwill over $50,000,000) exceeds consolidated total liabilities. At year-end 2014, the requirement is $593,287,000 computed as: $593,287,000 plus 85 percent of the aggregate net proceeds received by us from any equity offering, plus 75 percent of all positive net income, on a cumulative basis. This covenant is applied at the end of each quarter.

To make additional investments, acquisitions, or distributions, we must maintain available liquidity equal to 10 percent of the aggregate commitments in place. At year-end 2014 the minimum liquidity requirement was $30,000,000, compared with $452,798,000 in actual available liquidity based on the unused borrowing capacity under our senior secured credit facility plus unrestricted cash and cash equivalents. The failure to maintain such minimum liquidity does not constitute a default or event of default of our senior secured credit facility.
Discretionary investments in community development may be restricted in the event that the revenue/capital expenditure ratio is less than or equal to 1.0x. As of year-end 2014, the revenue/capital expenditure ratio was 3.0x. Revenue is defined as total gross revenues (excluding revenues attributed to Credo and multifamily properties), plus our pro rata share of the operating revenues from unconsolidated ventures. Capital expenditures are defined as consolidated development and acquisition expenditures (excluding investments related to Credo and multifamily properties), plus our pro rata share of unconsolidated ventures’ development and acquisition expenditures.
In addition, we may elect to make distributions so long as the total leverage ratio is less than 40 percent, the interest coverage is greater than 3.0:1.0 and available liquidity is not less than $125,000,000.
8.50% Senior Secured Notes due 2022
On May 12, 2014, we issued $250,000,000 aggregate principal amount of 8.50% senior secured notes due 2022 in a private placement. The notes will pay interest semiannually and will mature on June 1, 2022. Net proceeds from the offering were used to retire the $200,000,000 term loan under our senior secured credit facility and pay transaction costs and expenses. The remaining net proceeds will be used for general corporate purposes, which may include strategic growth opportunities.
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
Net proceeds of $144,998,000 from the issuance of the Units were designated for general corporate purposes, including investments in strategic growth opportunities.

3.75% Convertible Senior Notes due 2020
On February 26, 2013, we issued $125,000,000 aggregate principal amount of 3.75% Convertible Senior Notes due 2020. The convertible senior notes pay interest semiannually at a rate of 3.75 percent per annum and mature on March 1, 2020. The convertible senior notes have an initial conversion rate of 40.8351 per $1,000 principal amount (equivalent to a conversion price of approximately $24.49 per share of common stock and a conversion premium of 37.5 percent based on the closing share price of $17.81 per share of our common stock on February 20, 2013). The initial conversion rate is subject to adjustment upon the occurrence of certain events. Prior to November 1, 2019, the convertible senior notes are convertible only upon certain circumstances, and thereafter are convertible at any time prior to the close of business on the second scheduled trading day prior to maturity. Upon conversion, holders will receive cash, shares of our common stock or a combination thereof at our election.
Net proceeds from the offering were used to repay $68,000,000 under our revolving line of credit, the balance to be used for general corporate purposes, including investments in oil and gas exploration and drilling and real estate acquisition and development.
Contractual Obligations
At year-end 2014, contractual obligations consist of:

	Payments Due or Expiring by Year
	Total	2015	2016-17	2018-19	Thereafter
	(In thousands)
Debt(a)	$432,744	$49,535	$30,015	$—	$353,194
Interest payments on debt	186,822	28,048	52,992	51,876	53,906
Purchase obligations	26,637	26,637	—	—	—
Operating leases	14,540	3,308	6,212	2,736	2,284
Performance bond(a)	9,010	9,010	—	—	—
Standby letter of credit(a)	6,845	6,845	—	—	—
Total	$676,598	$123,383	$89,219	$54,612	$409,384
  _____________________

(a)	Items included in our balance sheet.
Interest payments on debt include interest payments related to our fixed rate debt and estimated interest payments related to our variable rate debt. Estimated interest payments on variable rate debt were calculated assuming that the outstanding balances and interest rates that existed at year-end 2014 remain constant through maturity.
Purchase obligations are defined as legally binding and enforceable agreements to purchase goods and services. Our purchase obligations include commitments of $17,599,000 for land acquisition and development primarily related to community development projects and commitments of $9,038,000 for engineering and construction contracts associated with multifamily projects. The multifamily project obligations typically are reimbursed by equity method ventures on jointly owned projects or funded by construction loan draws on wholly-owned projects.
Our operating leases are for facilities, equipment and groundwater. We lease approximately 32,000 square feet of office space in Austin, Texas as our corporate headquarters. At year-end 2014, the remaining contractual obligation for our Austin office is $5,632,000. We also lease office space in several other locations in support of our business operations with approximately 21,000 and 10,000 square feet in Ft. Worth, Texas and Denver, Colorado. The total remaining contractual obligations for these leases is $6,262,000. Also included are groundwater leases for about 20,000 acres in central Texas with remaining contractual obligations of $1,514,000.
The performance bond and standby letter of credit were provided in support of a bond issuance by CCSID. Please read Cibolo Canyons — San Antonio, Texas for additional information.

Off-Balance Sheet Arrangements
From time to time, we enter into off-balance sheet arrangements to facilitate our operating activities. At year-end 2014, our off-balance sheet unfunded arrangements, excluding contractual interest payments, purchase obligations, operating lease obligations and venture contributions included in the table of contractual obligations, consist of:

	Payments Due or Expiring by Year
	Total	2015	2016-17	2018-19	Thereafter
	(In thousands)
Performance bonds	$11,624	$11,624	$—	$—	$—
Standby letters of credit	8,569	7,850	719	—	—
Recourse obligations	1,095	658	45	109	283
Total	$21,288	$20,132	$764	$109	$283
Performance bonds, letters of credit and recourse obligations provided on behalf of certain ventures would be drawn on due to failure to satisfy construction obligations as general contractor or for failure to timely deliver streets and utilities in accordance with local codes and ordinances.
In 2014, FMF Littleton LLC, an equity method venture in which we own a 25 percent interest, obtained a senior secured construction loan in the amount of $46,384,000 to develop a 385-unit multifamily project located in Littleton, Colorado. There was no outstanding balance at year-end 2014. We provided the lender with a guaranty of completion of the improvements; a guaranty for repayment of 25 percent of the principal balance and unpaid accrued interest; and a standard nonrecourse carve-out guaranty. The principal guaranty will reduce from 25 percent of principal to ten percent upon achievement of certain conditions.
In 2014, CREA FMF Nashville LLC, an equity method venture in which we own a 30 percent interest, obtained a senior secured construction loan in the amount of $51,950,000 to develop a 320-unit multifamily project located in Nashville, Tennessee. The outstanding balance at year-end 2014 was $29,660,000. We provided the lender with a guaranty of completion of the improvements; a guaranty for repayment of 25 percent of the principal balance and unpaid accrued interest; and a standard nonrecourse carve-out guaranty. The principal guaranty will reduce from 25 percent of principal to zero percent upon achievement of certain conditions.
In 2012, FMF Peakview LLC, an equity method venture in which we own a 20 percent interest, obtained a senior secured construction loan in the amount of $31,550,000 to develop a 304-unit multifamily property in Denver, of which $23,070,000 was outstanding at year-end 2014. We have a construction completion guaranty, a repayment guaranty for 25 percent of the principal and unpaid accrued interest, and a standard non-recourse carve-out guaranty.
At year-end 2014, we participate in four equity method partnerships that are variable interest entities. The partnerships have total assets of $64,311,000 and total liabilities of $79,723,000, which includes $30,667,000 of borrowings classified as current maturities. These partnerships are managed by third parties who intend to extend or refinance these borrowings; however, there is no assurance that this can be done. Although these borrowings are guaranteed by third parties, we may under certain circumstances elect or be required to provide additional equity to these partnerships. We do not believe that the ultimate resolution of these matters will have a significant effect on our earnings or financial position. Our investment in these partnerships is $9,500,000 at year-end 2014.
Cibolo Canyons — San Antonio, Texas
Cibolo Canyons consists of the JW Marriott® San Antonio Hill Country Resort & Spa development owned by third parties and a mixed-use development we own. We have about $53,313,000 invested in Cibolo Canyons at year-end 2014, all of which is related to the mixed-use development.
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
In exchange for our commitment to the resort, the third-party owners assigned to us certain rights under an agreement between the third-party owners and CCSID. This agreement includes the right to receive from CCSID nine percent of hotel occupancy revenues and 1.5 percent of other resort sales revenues collected as taxes by the CCSID through 2034. The amount we receive will be net of annual ad valorem tax reimbursements by CCSID to the third-party owners of the resort through 2020.

In addition, these payments will be net of debt service on bonds issued by CCSID collateralized by hotel occupancy tax and other resort sales tax through 2034.
The amounts we collect under this agreement are dependent on several factors including the amount of revenues generated by and ad valorem taxes imposed on the resort and the amount of any applicable debt service incurred by CCSID.
In 2014, we received $50,550,000 from CCSID under 2007 EDA related to development of the Resort at our Cibolo Canyons project near San Antonio, of which $46,500,000 was related to CCSID's issuance of $48,900,000 HOT and Sales and Use Tax Revenue Bonds. These bonds are obligations solely of CCSID and are payable from HOT and sales and use taxes levied on the Resort by CCSID. To facilitate the issuance of the bonds, we provided a $6,846,000 letter of credit to the bond trustee as security for certain debt service fund obligations in the event CCSID tax collections are not sufficient to support payment of the bonds in accordance with their terms. The letter of credit must be maintained until the earlier of redemption of the bonds or scheduled bond maturity in 2034. We also entered into an agreement with SARE, owner of the Resort, to assign SARE’s senior rights under the EDA to us in exchange for consideration provided by us, including a surety bond to be drawn if CCSID tax collections are not sufficient to support ad valorem tax rebates payable to SARE. The surety bond has a balance of $9,010,000 at year-end 2014. The surety bond will decrease as CCSID makes annual ad valorem tax rebate payments to SARE, which obligation is scheduled to be retired in full by 2020. As a result of these transactions, we recorded a gain of $6,577,000 after recovery of our full resort investment of $24,067,000. All future receipts are expected to be recognized as gains in the period collected.
Mixed-Use Development
The mixed-use development we own consists of 2,100 acres planned to include about 1,769 residential lots and about 150 commercial acres designated for multifamily and retail uses, of which 911 lots and 130 commercial acres have been sold through year-end 2014.
In 2007, we entered into an agreement with CCSID providing for reimbursement of certain infrastructure costs related to the mixed-use development. Reimbursements are subject to review and approval by CCSID and unreimbursed amounts accrue interest at 9.75 percent. CCSID’s funding for reimbursements is principally derived from its ad valorem tax collections and bond proceeds collateralized by ad valorem taxes, less debt service on these bonds and annual administrative and public service expenses.
Because the amount of each reimbursement is dependent on several factors, including timing of CCSID approval and CCSID having an adequate tax base to generate funds that can be used to reimburse us, there is uncertainty as to the amount and timing of reimbursements under this agreement. We expect to recover our investment from lot and tract sales and reimbursement of approved infrastructure costs from CCSID. We have not recognized income from interest due, but not collected. As these uncertainties are clarified, we will modify our accounting accordingly.
Through year-end 2014, we have submitted $65,465,000 for reimbursement and received approval for $57,322,000 of infrastructure costs, of which we have received reimbursements totaling $33,552,000, of which $9,883,000 was received in 2014, $600,000 was received in 2013, $550,000 was received in 2012, all were accounted for as a reduction of our investment in the mixed-use development. At year-end 2014, we have $31,913,000 in pending reimbursements, excluding interest. At year-end 2014, we have $53,313,000 invested in the mixed-use development.
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

•
Impairment of Real Estate Long-Lived Assets — Measuring real assets for impairment requires estimating the future undiscounted cash flows based on our intentions as to holding periods, and the residual value of assets under review, primarily undeveloped land. If the carrying amount exceeds the estimated undiscounted future cash flows, we will adjust the carrying amount of the real estate long-lived assets to fair value. Depending on the asset under review, we use varying methods to determine fair value, such as discounting expected future cash flows, determining resale values by market, or applying a capitalization rate to net operating income using prevailing rates in a given market. Changes in economic conditions, demand for real estate, and the projected net operating income for a specific property will inevitably change our estimates.

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

•
Oil and Gas Reserves — The estimation of oil and gas reserves is a significant estimate which affects the amount of non-cash depletion expense we record as well as impairment analysis we perform. On an annual basis, we engage an independent petroleum engineering firm to assist us in preparing estimates of crude oil and gas reserves based on available geologic and seismic data, reservoir pressure data, core analysis reports, well logs, analogous reservoir performance history, production data and other available sources of engineering, geological and geophysical information. Oil and gas prices are volatile and largely affected by worldwide or domestic production and consumption and are outside our control.

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

Adopted and Pending Accounting Pronouncements
We adopted several new accounting pronouncements in 2014, the adoption of which did not have a significant effect on our earnings or financial position. There is one pending accounting pronouncement that we will be required to adopt in 2016, which we are currently evaluating its impact on our earnings, financial position and disclosures. Please read Note 2 — New and Pending Accounting Pronouncements to the Consolidated Financial Statements.
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
Interest Rate Risk
Our interest rate risk is principally related to our variable-rate debt. Interest rate changes impact earnings due to the resulting increase or decrease in our variable-rate debt, which was $62,396,000 at year-end 2014.
The following table illustrates the estimated effect on our pre-tax income of immediate, parallel, and sustained shifts in interest rates for the next 12 months on our variable-rate debt at year-end 2014. This estimate assumes that debt reductions from contractual payments will be replaced with short-term, variable-rate debt; however, that may not be the financing alternative we choose.

Year-End
Change in Interest Rates	2014
(In thousands)
2%	$(1,068)
1%	$(624)
(1)%	$624
(2)%	$1,248
Foreign Currency Risk
We have no exposure to foreign currency fluctuations.
Commodity Price Risk
We have exposure to commodity price fluctuations from our oil and gas production which can materially affect our revenues and cash flows. The prices we receive for our production depend on numerous factors beyond our control. Based on our 2014 production, a 10% decrease in our average realized price received for oil and gas would have reduced our oil and gas production revenues by $7,507,000 and $785,000. To manage our exposure to commodity price risks associated with the sale of oil and gas, we may periodically enter into derivative hedging transactions for a portion of our estimated production. We do not have any commodity derivative positions outstanding at year-end 2014.

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
Management is required by paragraph (c) of Rule 13a-15 of the Securities Exchange Act of 1934, as amended, to assess the effectiveness of our internal control over financial reporting as of each year end. In making this assessment, management used the Internal Control — Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Management conducted the required assessment of the effectiveness of our internal control over financial reporting as of year-end. Based upon this assessment, management believes that our internal control over financial reporting is effective as of year-end 2014.
Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Form 10-K, has also audited our internal control over financial reporting. Their attestation report follows this report of management.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Forestar Group Inc.

We have audited Forestar Group Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Forestar Group Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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
In our opinion, Forestar Group Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Forestar Group Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2014 of Forestar Group Inc. and our report dated March 6, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Austin, Texas
March 6, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Forestar Group Inc.

We have audited the accompanying consolidated balance sheets of Forestar Group Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Forestar Group Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all materials respects the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, the Company changed its method for reporting discontinued operations effective April 1, 2014.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Forestar Group Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 6, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Austin, Texas
March 6, 2015

FORESTAR GROUP INC.
CONSOLIDATED BALANCE SHEETS

	At Year-End
	2014	2013
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$170,127	$192,307
Real estate, net	575,756	519,464
Oil and gas properties and equipment, net	263,493	232,641
Investment in unconsolidated ventures	65,005	41,147
Timber	8,315	10,947
Receivables, net	24,589	39,252
Income taxes receivable	7,503	—
Prepaid expenses	6,000	5,136
Property and equipment, net	11,627	6,112
Deferred tax asset, net	40,624	40,398
Goodwill and other intangible assets	66,131	66,646
Other assets	19,029	18,102
TOTAL ASSETS	$1,258,199	$1,172,152
LIABILITIES AND EQUITY
Accounts payable	$20,400	$21,409
Accrued employee compensation and benefits	8,323	5,814
Accrued property taxes	5,966	3,822
Accrued interest	3,451	2,343
Income taxes payable	—	3,876
Earnest money deposits	10,045	10,854
Other accrued expenses	35,729	26,851
Other liabilities	31,799	24,379
Debt	432,744	357,407
TOTAL LIABILITIES	548,457	456,755
COMMITMENTS AND CONTINGENCIES
EQUITY
Forestar Group Inc. shareholders’ equity:
Preferred stock, par value $0.01 per share, 25,000,000 authorized shares, none issued	—	—
Common stock, par value $1.00 per share, 200,000,000 authorized shares, 36,946,603 issued at December 31, 2014 and December 31, 2013	36,947	36,947
Additional paid-in capital	558,945	556,676
Retained earnings	167,001	150,418
Treasury stock, at cost, 3,485,278 shares at December 31, 2014 and 2,199,666 shares at December 31, 2013	(55,691)	(34,196)
Total Forestar Group Inc. shareholders’ equity	707,202	709,845
Noncontrolling interests	2,540	5,552
TOTAL EQUITY	709,742	715,397
TOTAL LIABILITIES AND EQUITY	$1,258,199	$1,172,152
Please read the notes to the consolidated financial statements.

FORESTAR GROUP INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Year
	2014	2013	2012
	(In thousands, except per share amounts)
REVENUES
Real estate sales and other	$171,672	$152,684	$81,459
Commercial and income producing properties	41,440	95,327	38,656
Real estate	213,112	248,011	120,115
Oil and gas	84,300	72,313	44,220
Other natural resources	9,362	10,721	8,256
	306,774	331,045	172,591
EXPENSES
Cost of real estate sales and other	(86,432)	(76,628)	(40,400)
Cost of commercial and income producing properties	(37,332)	(80,166)	(29,639)
Cost of oil and gas producing activities	(98,371)	(42,067)	(10,842)
Cost of other natural resources	(3,006)	(2,033)	(2,995)
Other operating	(58,683)	(60,359)	(55,213)
General and administrative	(22,230)	(28,376)	(32,320)
	(306,054)	(289,629)	(171,409)
GAIN ON SALE OF ASSETS	38,038	5,161	25,983
OPERATING INCOME	38,758	46,577	27,165
Equity in earnings of unconsolidated ventures	8,685	8,737	14,469
Interest expense	(30,286)	(20,004)	(19,363)
Other non-operating income	8,588	6,959	3,621
INCOME BEFORE TAXES	25,745	42,269	25,892
Income tax expense	(8,657)	(7,208)	(8,016)
NET INCOME	17,088	35,061	17,876
Less: Net (income) attributable to noncontrolling interests	(505)	(5,740)	(4,934)
NET INCOME ATTRIBUTABLE TO FORESTAR GROUP INC.	$16,583	$29,321	$12,942
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	35,317	35,365	35,214
Diluted	43,596	36,813	35,482
NET INCOME PER COMMON SHARE
Basic	$0.38	$0.81	$0.37
Diluted	$0.38	$0.80	$0.36
COMPREHENSIVE INCOME ATTRIBUTABLE TO FORESTAR GROUP INC.	$16,583	$29,321	$12,942
Please read the notes to the consolidated financial statements.

FORESTAR GROUP INC.
CONSOLIDATED STATEMENTS OF EQUITY

		Forestar Group Inc. Shareholders
		Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Non-controlling Interests
	Total	Shares	Amount		Shares	Amount
	(In thousands, except per share amounts)
Balance at December 31, 2011	$511,212	36,835,732	$36,836	$398,517	(2,212,876)	$(33,982)	$108,155	$1,686
Net income	17,876	—	—	—	—	—	12,942	4,934
Distributions to noncontrolling interest	(3,694)	—	—	—	—	—	—	(3,694)
Contributions from noncontrolling interest	1,133	—	—	—	—	—	—	1,133
Issuances of common stock	—	18,469	19	(19)	—	—	—	—
Issuances of restricted stock	300	—	—	(129)	27,934	429	—	—
Issuances from exercises of stock options, net of swaps	1,159	92,402	92	899	11,372	168	—	—
Shares withheld for payroll taxes	(968)	—	—	—	(59,603)	(968)	—	—
Shares repurchased	(1,409)	—	—	—	(94,450)	(1,409)	—	—
Share-based compensation	7,572	—	—	7,572	—	—	—	—
Tax benefit from exercise of restricted stock units and stock options and vested restricted stock	366	—	—	366	—	—	—	—
Balance at December 31, 2012	$533,547	36,946,603	$36,947	$407,206	(2,327,623)	$(35,762)	$121,097	$4,059
Net income	35,061	—	—	—	—	—	29,321	5,740
Distributions to noncontrolling interest	(7,269)	—	—	—	—	—	—	(7,269)
Contributions from noncontrolling interest	3,022	—	—	—	—	—	—	3,022
Issuances of restricted stock	2,871	—	—	2,721	7,298	150	—	—
Convertible note issuance proceeds, net of issuance costs and taxes	17,058	—	—	17,058	—	—	—	—
TEU issuance proceeds, net of issuance costs - 6,000,000 units	120,335	—	—	120,335	—	—	—	—
Issuances from exercises of stock options, net of swaps	2,106	—	—	(449)	189,864	2,555	—	—
Shares withheld for payroll taxes	(1,137)	—	—	(8)	(59,219)	(1,129)	—	—
Forfeitures of restricted stock	—	—	—	10	(9,986)	(10)	—	—
Share-based compensation	9,911	—	—	9,911	—	—	—	—
Tax benefit from exercise of restricted stock units and stock options and vested restricted stock	(108)	—	—	(108)	—	—	—	—
Balance at December 31, 2013	$715,397	36,946,603	$36,947	$556,676	(2,199,666)	$(34,196)	$150,418	$5,552
Net income	17,088	—	—	—	—	—	16,583	505
Distributions to noncontrolling interests	(4,171)	—	—	—	—	—	—	(4,171)
Contributions from noncontrolling interests	2,585	—	—	—	—	—	—	2,585
Dissolution of noncontrolling interests	1,342	—	—	—	—	—	—	1,342
Purchase of noncontrolling interests, net	(6,242)	—	—	(2,969)	—	—	—	(3,273)
Issuances of common stock	—	—	—	(2,567)	164,914	2,567	—	—
Issuances from exercises of stock options, net of swaps	1,206	—	—	(376)	105,885	1,582	—	—
Shares withheld for payroll taxes	(1,043)	—	—	(4)	(55,238)	(1,039)	—	—
Shares repurchased	(24,595)	—	—	—	(1,491,187)	(24,595)	—	—
Forfeitures of restricted stock	—	—	—	10	(9,986)	(10)	—	—
Share-based compensation	8,033	—	—	8,033	—	—	—	—
Tax benefit from exercise of restricted stock units and stock options and vested restricted stock	142	—	—	142	—	—	—	—
Balance at December 31, 2014	$709,742	36,946,603	$36,947	$558,945	(3,485,278)	$(55,691)	$167,001	$2,540
Please read the notes to the consolidated financial statements.

FORESTAR GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year
	2014	2013	2012
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$17,088	$35,061	$17,876
Adjustments:
Depreciation, depletion and amortization	41,715	29,980	18,926
Change in deferred income taxes	1,645	5,389	(6,506)
Change in unrecognized tax benefits	—	(6,251)	151
Equity in (earnings) loss of unconsolidated ventures	(8,685)	(8,737)	(14,469)
Distributions of earnings of unconsolidated ventures	5,721	6,360	3,251
Proceeds from consolidated ventures’ sale of assets, net	—	—	24,294
Share-based compensation	3,417	16,809	14,929
Real estate cost of sales	84,665	104,899	39,360
Dry hole and unproved leasehold impairment costs	29,528	5,837	1,069
Real estate development and acquisition expenditures, net	(114,694)	(106,609)	(91,940)
Reimbursements from utility and improvement districts	66,047	9,945	8,524
Other changes in real estate	3,537	3,146	1,384
Changes in deferred income	143	(2,246)	1,070
Asset impairments	15,934	1,790	—
Gain on sale of assets	(38,038)	(5,161)	(25,983)
Other	2,207	1,491	(21)
Changes in:
Notes and accounts receivables	10,704	(3,864)	(1,132)
Prepaid expenses and other	2,180	(795)	(2,560)
Accounts payable and other accrued liabilities	(4,653)	(1,557)	(2,527)
Income taxes	(11,379)	3,290	(7,914)
Net cash provided by (used for) operating activities	107,082	88,777	(22,218)
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, equipment, software, reforestation and other	(16,398)	(11,828)	(2,735)
Oil and gas properties and equipment	(101,145)	(96,069)	(21,416)
Acquisition of partner's interest in unconsolidated multifamily venture, net of cash	(20,155)	—	—
Acquisition of oil and gas properties	(1,100)	—	—
Investment in unconsolidated ventures	(14,692)	(857)	(2,318)
Proceeds from sale of assets	21,962	1,333	—
Return of investment in unconsolidated ventures	1,797	3,494	12,654
Business acquisition, net of cash acquired	—	—	(152,915)
Proceeds from sale of multifamily property	—	—	29,474
Proceeds from sale of venture interest	—	—	32,095
Other	—	—	42
Net cash (used for) investing activities	(129,731)	(103,927)	(105,119)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible senior notes, net	—	120,795	—
Proceeds from issuance of senior secured notes, net	241,947	—	—
Proceeds from issuance of tangible equity units, net	—	144,998	—
Payments of debt	(225,481)	(106,076)	(74,226)
Additions to debt	22,593	43,911	203,642
Deferred financing fees	(3,217)	(438)	(5,883)
Distributions to noncontrolling interests, net	(3,146)	(7,154)	(3,266)
Purchase of noncontrolling interests	(7,971)	—	—
Exercise of stock options	1,206	2,106	1,159
Repurchases of common stock	(24,595)	—	(1,409)
Payroll taxes on restricted stock and stock options	(1,043)	(1,137)	(968)
Excess income tax benefit from share-based compensation	176	91	366
Net cash provided by financing activities	469	197,096	119,415
Net (decrease) increase in cash and cash equivalents	(22,180)	181,946	(7,922)
Cash and cash equivalents at beginning of year	192,307	10,361	18,283
Cash and cash equivalents at year-end	$170,127	$192,307	$10,361
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$22,936	$13,818	$12,820
Income taxes	$18,322	$4,955	$21,678
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
Capitalized interest	$1,154	$816	$721
Noncontrolling interests	$2,904	$2,907	$1,032
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
We prepare our financial statements in accordance with generally accepted accounting principles in the United States, which require us to make estimates and assumptions about future events. Actual results can, and probably will, differ from those we currently estimate. Examples of significant estimates include those related to allocating costs to real estate, measuring long-lived assets for impairment, oil and gas revenue accruals, capital expenditure and lease operating expense accruals associated with our oil and gas production activities, oil and gas reserves and depletion of our oil and gas properties.
Cash and Cash Equivalents
Cash and cash equivalents include cash and other short-term instruments with original maturities of three months or less. At year-end 2014 and 2013, restricted cash was $217,000 and $3,954,000 and is included in other assets.
Cash Flows
Expenditures for the acquisition and development of single-family and multifamily real estate are classified as operating activities. Expenditures for the acquisition of stabilized income producing properties, investment in oil and gas properties and equipment, and business acquisitions are classified as investing activities. Our accrued capital expenditures for unproved leasehold acquisitions and drilling and completion costs at year-end 2014 and 2013 were $19,405,000 and $12,976,000 and are included in other accrued expenses in our consolidated balance sheets. These oil and gas property additions will be reflected as cash used for investing activities in the period the accrued payables are settled.
Capitalized Software
We capitalize purchased software costs as well as the direct internal and external costs associated with software we develop for our own use. We amortize these capitalized costs using the straight-line method over estimated useful lives generally ranging from three to five years. The carrying value of capitalized software was $1,188,000 at year-end 2014 and $1,544,000 at year-end 2013 and is included in other assets. The amortization of these capitalized costs was $1,067,000 in 2014, $1,593,000 in 2013 and $1,320,000 in 2012 and is included in general and administrative and operating expenses.
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
The following summarizes the changes in asset retirement obligations:

	Year-End
	2014	2013
	(In thousands)
Beginning balance	$1,483	$1,360
Additions	314	29
Property dispositions	(230)	—
Change in estimate	118	—
Accretion expense	122	94
	$1,807	$1,483

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
In 2014, we performed our annual goodwill impairment evaluation and concluded that goodwill was not impaired as the estimated fair value exceeded the carrying value.
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
Oil and Gas Properties
We use the successful efforts method of accounting for our oil and gas producing activities. Costs to acquire mineral interests leased, costs to drill and complete development of oil and gas wells and related asset retirement costs are capitalized. Costs to drill exploratory wells are capitalized pending determination of whether the wells have proved reserves and if determined incapable of producing commercial quantities of oil and gas these costs are expensed as dry hole costs. As of year-end 2014, we have $8,575,000 in capitalized exploratory well costs pending determination of proved reserves, none of which have been capitalized for a period greater than one year. Exploration costs include dry hole costs, geological and geophysical costs, expired unproved leasehold costs and seismic studies, and are expensed as incurred. Production costs incurred to maintain wells and related equipment are charged to expense as incurred.
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
The assessment of unproved leasehold properties to determine any possible impairment requires significant judgment. We assess our unproved leasehold properties periodically for impairment on a property-by-property basis based on remaining lease terms, drilling results or future plans to develop acreage. Impairment expense for proved and unproved oil and gas properties are included in costs of oil and gas producing activities.
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
Property and Equipment
We carry property and equipment at cost less accumulated depreciation. We capitalize the cost of significant additions and improvements, and we expense the cost of repairs and maintenance. We capitalize interest costs incurred on major construction projects. We depreciate these assets using the straight-line method over their estimated useful lives as follows:

	Estimated	Carrying Value Year-End
	Useful Lives	2014	2013
		(In thousands)
Buildings and building improvements	10 to 40 years	$4,461	$4,111
Property and equipment	2 to 10 years	14,084	8,240
		18,545	12,351
Less: accumulated depreciation		(6,918)	(6,239)
		$11,627	$6,112
Depreciation expense of property and equipment was $903,000 in 2014, $1,028,000 in 2013 and $962,000 in 2012.
Real Estate
We carry real estate at the lower of cost or fair value less cost to sell. We capitalize interest costs once development begins, and we continue to capitalize throughout the development period. We also capitalize infrastructure, improvements, amenities, and other development costs incurred during the development period. We determine the cost of real estate sold using the relative sales value method. When we sell real estate from projects that are not finished, we include in the cost of real estate sold estimates of future development costs through completion, allocated based on relative sales values. These estimates of future development costs are reevaluated at least annually, with any adjustments being allocated prospectively to the remaining units available for sale. We receive cash deposits from home builders for purchases of real estate community development projects. These earnest money deposits are released to the home builders as lots are developed and sold.
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
Reclassifications
In 2014, we have reclassified prior years' earnest money deposits that were included in other accrued expenses and other liabilities on our consolidated balance sheets as a separate line item to conform to the current year presentation.
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
We recognize construction revenues on multifamily projects that we develop as a general contractor. Construction revenues are recognized as costs are incurred plus fixed fee earned. We are reimbursed for costs paid to subcontractors plus we may earn a development and construction management fee on multifamily projects we develop, both of which are included in commercial and income producing properties revenue. On multifamily projects where our fee is based on a fixed fee plus guaranteed maximum price contract, any cost overruns incurred during construction, as compared to the original budget, will reduce the net fee generated on these projects. Any excess cost overruns estimated over the net fee generated are recognized in the period in which they become evident.
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
Oil and Gas
We recognize revenue as oil and gas is produced and sold. There are a significant amount of oil and gas properties which we do not operate and, therefore, revenue is typically recorded in the month of production based on an estimate of our share of volumes produced and prices realized. We obtain the most current available production data from the operators and price indices for each well to estimate the accrual of revenue. Obtaining production data on a timely basis for some wells is not feasible; therefore we utilize past production receipts and estimated sales price information to estimate accrual of working interest revenue on all other non-operated wells each month. Revisions to such estimates are recorded as actual results become known. We review accounts receivable periodically and reduce the carrying amount by a valuation allowance that reflects our best estimate of the amount that may not be collectible. No such allowance was considered necessary at December 31, 2014 or 2013.
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

Other Natural Resources
We recognize revenue from timber sales upon passage of title, which occurs at delivery; when the price is fixed and determinable; and we are reasonably sure of collection. We recognize revenue from recreational leases on the straight-line basis over the lease term. We recognize revenue from the sale of water rights or groundwater reservation agreements upon receipt of an executed agreement and payment has been collected and all conditions to the agreement have been met and we have no further performance obligations to meet. The water delivery revenues will be recognized as water is being delivered and metered at the delivery point.
Share-Based Compensation
We use the Black-Scholes option pricing model for stock options, Monte Carlo simulation pricing model for market-leveraged stock units, grant date fair value for equity-settled awards and period-end fair value for cash-settled awards. We expense share-based awards ratably over the vesting period or earlier based on retirement eligibility.
Timber
We carry timber at cost less the cost of timber cut. We expense the cost of timber cut based on the relationship of the timber carrying value to the estimated volume of recoverable timber multiplied by the amount of timber cut. We include the cost of timber cut in cost of other natural resources in the income statement. We determine the estimated volume of recoverable timber using statistical information and other data related to growth rates and yields gathered from physical observations, models and other information gathering techniques. Changes in yields are generally due to adjustments in growth rates and similar matters and are accounted for prospectively as changes in estimates. We capitalize reforestation costs incurred in developing viable seedling plantations (up to two years from planting), such as site preparation, seedlings, planting, fertilization, insect and wildlife control, and herbicide application. We expense all other costs, such as property taxes and costs of forest management personnel, as incurred. Once the seedling plantation is viable, we expense all costs to maintain the viable plantations, such as fertilization, herbicide application, insect and wildlife control, and thinning, as incurred.
We own directly or through ventures about 102,000 acres of timber, primarily in Georgia. The non-cash cost of timber cut and sold is $371,000 in 2014, $609,000 in 2013 and $1,220,000 in 2012 and is included in depreciation, depletion and amortization in our statement of cash flows.

Note 2 — New and Pending Accounting Pronouncements
Accounting Standards Adopted in 2014
In 2014, we adopted ASU 2013-04 — Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date, ASU 2014-12 — Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period and ASU 2014-17 — Business Combinations (Topic 805): Pushdown Accounting. Adoption did not materially affect our earnings, financial position or disclosures.
We also adopted ASU 2014-08 — Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new and expanded disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation.  The Company adopted the updated standard in second quarter 2014. As a result, certain asset disposals were not considered discontinued operations, due to the higher threshold under the updated standard, but that would have qualified as discontinued operations under the previous guidance.
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

Note 3 — Goodwill and Other Intangible Assets
Carrying value of goodwill and other intangible assets follows:

	Year-End
	2014	2013
	(In thousands)
Goodwill	$63,423	$64,493
Identified intangibles, net	2,708	2,153
	$66,131	$66,646
Goodwill related to oil and gas properties is $59,549,000 and $60,619,000 at year-end 2014 and 2013. Goodwill associated with our water resources company acquired in 2010 is $3,874,000 at year-end 2014 and 2013. The change in goodwill for oil and gas properties is related to goodwill allocated to properties sold in 2014.
Identified intangibles include $1,681,000 in indefinite lived groundwater leases associated with a water resources company acquired in 2010, $649,000 related to in-place tenant leases with definite lives associated with the purchase of our partner's interest in the Eleven venture and $378,000 related to patents with definite lives associated with the Calliope Gas Recovery System, a process to increase natural gas production.

Note 4 — Real Estate
Real estate consists of:

	At Year-End
	2014	2013
	(In thousands)
Entitled, developed and under development projects	$321,273	$361,687
Undeveloped land (includes land in entitlement)	93,182	86,367
Commercial and income producing properties
Carrying value	192,678	99,476
Accumulated depreciation	(31,377)	(28,066)
Net carrying value	161,301	71,410
	$575,756	$519,464
Our estimated cost of assets we expect to convey to utility and improvement districts were $65,212,000 in 2014 and $62,183,000 in 2013, which includes $31,913,000 at year-end 2014 and $41,795,000 at year-end 2013 related to our Cibolo Canyons project near San Antonio. These costs relate to water, sewer and other infrastructure assets we have submitted or will submit to utility or improvement districts for approval and reimbursement. We submitted for reimbursement to these districts $7,118,000 in 2014 and $17,923,000 in 2013. We collected $15,497,000 from these districts in 2014, of which $9,883,000 is related to our Cibolo Canyons project and was accounted for as a reduction of our investment in the mixed-use development. We collected $5,545,000 from these districts in 2013, of which $600,000 related to our Cibolo Canyons project. We expect to collect the remaining amounts billed when these districts achieve adequate tax bases to support payment.
In 2014, we received $50,550,000 from CCSID under 2007 economic development agreements (EDA) related to development of the JW Marriott® Hill Country Resort & Spa (Resort) at our Cibolo Canyons project near San Antonio, of which $46,500,000 was related to CCSID's issuance of $48,900,000 Hotel Occupancy Tax (HOT) and Sales and Use Tax Revenue Bonds. These bonds are obligations solely of CCSID and are payable from HOT and sales and use taxes levied on the Resort by CCSID. To facilitate the issuance of the bonds, we provided a $6,846,000 letter of credit to the bond trustee as security for certain debt service fund obligations in the event CCSID tax collections are not sufficient to support payment of the bonds in accordance with their terms. The letter of credit must be maintained until the earlier of redemption of the bonds or scheduled bond maturity in 2034. We also entered into an agreement with San Antonio Real Estate (SARE), owner of the Resort, to assign SARE’s senior rights under the EDA to us in exchange for consideration provided by us, including a surety bond to be drawn if CCSID tax collections are not sufficient to support ad valorem tax rebates payable to SARE. The surety bond has a balance of $9,010,000 at year-end 2014. The surety bond will decrease as CCSID makes annual ad valorem tax rebate payments to SARE, which obligation is scheduled to be retired in full by 2020. As a result of these transactions, we recorded a gain of $6,577,000 after recovery of our full resort investment of $24,067,000, which was included in entitled, developed and under development projects. In 2013, we received $4,400,000 from CCSID from hotel occupancy and sales revenues collected as taxes by CCSID.

In 2014, undeveloped land increased due to a non-monetary exchange of leasehold timber rights on approximately 10,300 acres for 5,400 acres of undeveloped land with a partner in a consolidated venture, in which we recorded a $10,476,000 gain.
In 2014, we acquired full ownership in CJUF III, RH Holdings LP partnership (the Eleven venture), owner of a 257-unit multifamily project in Austin in which we previously held a 25 percent interest, for $21,500,000. The acquisition-date fair value was $55,275,000, including debt of $23,936,000. Our investment in the Eleven venture prior to acquiring our partner’s interest was $2,229,000. We accounted for this transaction as a business combination achieved in stages and as a result, we remeasured our equity method investment in the Eleven venture to its acquisition-date fair value of $9,839,000 and recognized the resulting gain of $7,610,000 in real estate segment earnings. At acquisition, we recorded additions to real estate commercial and income producing properties of $53,917,000 and other assets of $992,000 primarily consisting of in-place tenant leases of $865,000. In addition, we recorded a working capital deficit of $979,000 and debt of $23,936,000.
In 2014, the increase in commercial and income producing properties was principally due to the Eleven multifamily project which is now wholly-owned after acquisition of our partner's interest in the Eleven venture and $26,110,000 from acquisition of three multifamily development sites. At year-end 2014, commercial and income producing properties represents our $53,382,000 investment in our 257-unit multifamily property in Austin, our investment in a 413 guest room hotel in Austin with a carrying value of $30,712,000, our $33,062,000 investment in our 354-unit multifamily property in Dallas and our investment in multifamily development sites located in Austin, Charlotte, and Nashville with a combined carrying value of $44,145,000.
As a general contractor on guaranteed maximum price contracts associated with two multifamily venture properties, we recognized charges of $5,111,000 in 2014 and $554,000 in 2013 related to cost overruns.
We recognized non-cash asset impairment charges of $399,000 in 2014 associated with two owned and consolidated entitled projects. We had $1,790,000 non-cash impairment charges in 2013 associated with a master-planned community and golf club near Dallas. We had no non-cash asset impairment charges in 2012.
Depreciation expense related to income producing properties was $3,319,000 in 2014, $2,507,000 in 2013 and $3,640,000 in 2012 and is included in other operating expense.

Note 5 — Oil and Gas Properties and Equipment, net
Net capitalized costs, utilizing the successful efforts method of accounting, related to our oil and gas producing activities are as follows:

	At Year-End
	2014	2013
	(In thousands)
Unproved oil and gas properties	$90,446	$100,320
Proved oil and gas properties	221,299	155,262
Total costs	311,745	255,582
Less accumulated depreciation, depletion and amortization	(48,252)	(22,941)
	$263,493	$232,641
We review unproved oil and gas properties for impairment based on our current exploration plans and proved oil and gas properties by comparing the expected undiscounted future cash flows at a producing field level to the unamortized capitalized cost of the asset.
In 2014, we recognized non-cash impairment charges on our unproved leasehold interests of $17,130,000 and on our proved properties of $15,535,000 compared to $473,000 of non-cash impairment charges on our unproved leasehold interests in 2013 principally due to the significant decline in oil prices. Impairment charges are included in cost of oil and gas producing activities on our income statement.
Asset Sales
In 2014, we sold certain non-strategic assets and recorded gains of $8,526,000 related to the sale of approximately 650 net mineral acres leased from others in North Dakota and the sale of 124 gross (18 net) producing oil and gas wells primarily in Oklahoma. Total proceeds received were $17,660,000.

Note 6 — Investment in Unconsolidated Ventures
At year-end 2014, we had ownership interests in 15 ventures that we account for using the equity method.
In 2014, we formed three new multifamily unconsolidated ventures:
•FMF Littleton LLC was formed with AIGGRE Littleton Common Investor LLC (AIGGRE) to develop a 385-unit multifamily property in Littleton, Colorado. We own a 25 percent interest and AIGGRE owns the remaining 75 percent interest. We contributed $4,900,000 of land and pre-development costs to the venture, net of $9,852,000 of reimbursements received from the venture for land and pre-development costs we previously incurred. The venture obtained a senior secured construction loan in the amount of $46,384,000 that bears interest at 30-day LIBOR plus 1.90% payable monthly, of which none was outstanding at year-end 2014. We provided the lender a construction completion guaranty; a guaranty of repayment of 25 percent of the principal balance and unpaid accrued interest; and a nonrecourse carve-out guaranty. The principal guaranty will reduce from 25 percent of principal to 10 percent upon achievement of certain conditions. At year-end 2014, our investment in this venture is $6,287,000.
•CREA FMF Nashville LLC was formed with Massachusetts Mutual Life Insurance Co. (MassMutual) to develop a 320-unit multifamily property in Nashville, Tennessee. We own a 30 percent interest and MassMutual owns the remaining 70 percent interest. We contributed $5,897,000 of land and pre-development costs to the venture, net of $7,191,000 of reimbursements received from the venture for pre-development costs we previously incurred. The venture obtained a senior secured construction loan in the amount of $51,950,000 that bears interest at 30-day LIBOR plus 2.50% per annum, of which $29,660,000 was outstanding at year-end 2014. MassMutual is obligated to make a capital contribution to the venture in an amount equal to its equity commitment under the construction loan in an amount not to exceed $14,220,000. Such capital contribution shall be paid upon the earlier of (i) March 17, 2015 (ii) two months after the issuance of final certificates of occupancy with respect to the entire project, or (iii) ten business days after the date on which the long-term credit rating of MassMutual is less than AA- from Standard & Poor's or A1 from Moody's. We provided the lender a construction completion guaranty; a guaranty of repayment of 25 percent of the principal balance and unpaid accrued interest; and a nonrecourse carve-out guaranty. The principal guaranty will reduce from 25 percent of principal to zero upon achievement of certain conditions. At year-end 2014, our investment in this venture is $5,516,000.
•Elan 99, LLC was formed with GS Elan 99 Holdings, LLC (Greystar) to develop a 360-unit multifamily property in Katy, Texas. We own a 90 percent non-managing member interest and Greystar owns the remaining 10 percent managing member interest. We contributed $8,757,000 in cash to the venture. The venture obtained a senior secured construction loan in the amount of $37,275,000 that bears interest at LIBOR plus 2.50% per annum which reduces to 2.30% upon meeting a debt coverage ratio test, of which $1,000 was outstanding at year-end 2014. Greystar will act as the guarantor for the construction loan as a developer and general contractor for the benefit of the Elan 99, LLC venture and Forestar as the investor member. At year-end 2014, our investment in this venture is $8,679,000.
Combined summarized balance sheet information for our ventures accounted for using the equity method follows:

	Venture Assets		Venture Borrowings(a)		Venture Equity		Our Investment
	At Year-End
	2014	2013	2014	2013	2014	2013	2014	2013
	(In thousands)
242, LLC(b)	$33,021	$23,751	$6,940	$921	$21,789	$19,838	$10,098	$9,084
CJUF III, RH Holdings(c)	—	36,320	—	18,492	—	15,415	—	3,235
CL Ashton Woods, LP(d)	13,269	10,473	—	—	11,453	9,704	6,015	3,544
CL Realty, LLC	7,960	8,298	—	—	7,738	8,070	3,869	4,035
CREA FMF Nashville LLC(b)	40,014	—	29,660	—	5,987	—	5,516	—
Elan 99, LLC	10,070	—	1	—	9,643	—	8,679	—
FMF Littleton LLC	26,953	—	—	—	24,435	—	6,287	—
FMF Peakview LLC	43,638	30,673	23,070	12,533	17,464	16,620	3,575	3,406
HM Stonewall Estates, Ltd.(d)	3,750	3,781	669	63	3,081	3,718	1,752	2,128
LM Land Holdings, LP(d)	25,561	33,298	4,448	9,768	18,500	13,347	9,322	8,283
PSW Communities, LP	16,045	—	10,515	—	4,415	—	3,924	—
TEMCO Associates, LLC	11,756	13,320	—	—	11,556	13,160	5,778	6,580
Other ventures (4)(e)	8,453	12,723	26,944	29,699	(25,614)	(31,357)	190	852
	$240,490	$172,637	$102,247	$71,476	$110,447	$68,515	$65,005	$41,147

Combined summarized income statement information for our ventures accounted for using the equity method follows:

	Revenues			Earnings (Loss)			Our Share of Earnings (Loss)
	For the Year
	2014	2013	2012	2014	2013	2012	2014	2013	2012
	(In thousands)
242, LLC(b)	$5,612	$6,269	$4,868	$2,951	$1,512	$1,040	$1,514	$805	$572
CJUF III, RH Holdings(c)	2,168	120	—	(956)	(652)	(241)	(956)	(652)	(241)
CL Ashton Woods, LP(d)	5,431	9,018	3,353	1,748	2,660	1,472	2,471	4,169	2,024
CL Realty, LLC	1,573	1,603	2,667	1,068	1,028	1,060	534	514	530
CREA FMF Nashville LLC(b)	—	—	—	(163)	—	—	(163)	—	—
Elan 99, LLC	—	—	—	(87)	—	—	(78)	—	—
FMF Littleton LLC	—	—	—	(239)	—	—	(60)	—	—
FMF Peakview LLC	4	1	—	(410)	(252)	(116)	(83)	(50)	(23)
HM Stonewall Estates, Ltd.(d)	1,728	2,922	2,500	613	1,082	829	248	452	332
LM Land Holdings, LP(d)	21,980	25,426	10,268	15,520	11,012	1,895	4,827	3,418	257
PSW Communities, LP	—	—	—	(86)	—	—	(76)	—	—
TEMCO Associates, LLC	2,155	630	702	494	96	(80)	247	48	(40)
Other ventures (4)(f)	1,792	5,994	8,790	4,835	176	10,032	260	33	11,058
	$42,443	$51,983	$33,148	$25,288	$16,662	$15,891	$8,685	$8,737	$14,469
_____________________

(a)	Total includes current maturities of $65,795,000 at year-end 2014, of which $42,566,000 is non-recourse to us, and $37,966,000 at year-end 2013, of which $37,822,000 is non-recourse to us.

(b)
Includes unamortized deferred gains on real estate contributed by us to ventures. We recognize deferred gains as income as real estate is sold to third parties. Deferred gains of $1,621,000 are reflected as a reduction to our investment in unconsolidated ventures at year-end 2014.

(c)
In 2014, we acquired full ownership in the Eleven venture for $21,500,000. The acquisition-date fair value was $55,275,000, including debt of $23,936,000. Our investment in the Eleven venture prior to acquiring our partner’s interest was $2,229,000. At year-end 2014, we no longer have an equity method investment in the Eleven venture.

(d)
Includes unrecognized basis difference of $1,517,000 which is reflected as a reduction of our investment in unconsolidated ventures at year-end 2014. This difference between estimated fair value of the equity investment and our capital account within the respective ventures at closing will be accreted as income or expense over the life of the investment and included in our share of earnings (loss) from the respective ventures.

(e)
Our investment in other ventures reflects our ownership interests generally ranging from 25 to 50 percent, excluding venture losses that exceed our investment where we are not obligated to fund those losses. Please read Note 16 — Variable Interest Entities for additional information.

(f)
In 2012, other ventures earnings include $5,307,000 related to a consolidated venture’s share of the gain associated with Round Rock Luxury Apartment's sale of Las Brisas. Our share of these earnings was $2,541,000 and we allocated $2,766,000 to net income attributable to noncontrolling interests.

In 2014, we invested $14,692,000 in these ventures and received $7,518,000 in distributions; in 2013, we invested $857,000 in these ventures and received $9,854,000 in distributions; in 2012, we invested $2,318,000 in these ventures and received $15,905,000 in distributions. Distributions include both return of investments and distributions of earnings.
We provide construction and development services for some of these ventures for which we receive fees. Fees for these services were $2,275,000 in 2014, $1,068,000 in 2013 and $935,000 in 2012 and are included in real estate revenues.

Note 7 — Receivables
Receivables consist of:

	At Year-End
	2014	2013
	(In thousands)
Loan secured by real estate	$3,574	$7,610
Other loans secured by real estate, average interest rate of 4.41% at year-end 2014 and 5.00% at year-end 2013	1,737	7,987
Oil and gas joint interest billing receivables	5,738	3,896
Oil and gas revenue accruals	7,293	8,137
Other receivables and accrued interest	6,505	11,648
	24,847	39,278
Allowance for bad debts	(258)	(26)
	$24,589	$39,252
At year-end 2014, we have $3,574,000 invested in a loan secured by real estate. The loan was acquired from a financial institution in 2011 when the loan was non-performing and is secured by a lien on developed and undeveloped real estate located near Houston designated for single-family residential and commercial development. In 2012, an approved bankruptcy plan of reorganization of the borrower became effective establishing a principal amount of $33,900,000 maturing in April 2017. Interest accrues at nine percent the first three years escalating to ten percent in April 2015 and 12 percent in April 2016, with interest above 6.25 percent to be forgiven if the loan is prepaid by certain dates. Commencing with the reorganization, we estimated future cash flows and calculated accretable yield to be recognized over the term of the loan, which is included in other non-operating income. In 2014 and 2013, we received principal payments of $11,304,000 and $14,315,000 and interest payments of $634,000 and $1,872,000. At year-end 2014, the outstanding principal balance was $4,394,000.
Estimated accretable yield is as follows:

	At Year-End
	2014	2013
	(In thousands)
Beginning of year	$8,908	$25,149
Change in accretable yield due to change in timing of estimated cash flows	(166)	(10,950)
Interest income recognized	(7,903)	(5,291)
	$839	$8,908
Other loans secured by real estate generally are secured by a deed of trust and due within three years. The decrease in 2014 is principally associated with the sale of 33 commercial tract acres from our Cibolo Canyons project in San Antonio, Texas for $7,700,000 in which we seller-financed $6,160,000 at an interest rate of prime plus one percent. The buyer was unable to meet the terms of the financing and we foreclosed on the property. The remaining loans secured by real estate at year-end 2014 principally consist of $824,000 related to a real estate contract for a project in Colorado and $550,000 related to a real estate contract for a project in Los Angeles.

Note 8 — Debt
Debt consists of:

	At Year-End
	2014	2013
	(In thousands)
Senior secured credit facility
Term loan facility — average interest rate of 4.17% at year-end 2013	$—	$200,000
8.50% senior secured notes due 2022	250,000	—
3.75% convertible senior notes due 2020, net of discount	103,194	99,890
6.00% tangible equity units, net of discount	17,154	25,619
Secured promissory notes — average interest rates of 3.17% at year-end 2014 and 2013	15,400	15,400
Other indebtedness due through 2017 at variable and fixed interest rates ranging from 2.19% to 5.00%	46,996	16,498
	$432,744	$357,407

In 2014, we amended our senior secured credit facility in order to consolidate previous amendments and to effect the following:
•increase the revolving loan commitment from 200,000,000 to 300,000,000;
•extend the maturity date to May 15, 2017 (with two one-year extension options);
•increase the minimum interest coverage ratio from 1.50x to 2.50x;
•eliminate the collateral value to loan commitment ratio covenant; and
•increase the maximum total leverage ratio from 40% to 50%.
We incurred fees of $3,068,000 related to this amendment. At year-end 2014, our senior secured credit facility provides for a $300,000,000 revolving line of credit maturing May 15, 2017. The term loan and revolving line of credit may be prepaid at any time without penalty. The revolving line of credit includes a $100,000,000 sublimit for letters of credit, of which $15,415,000 is outstanding at year-end 2014. Total borrowings under our senior secured credit facility (including the face amount of letters of credit) may not exceed a borrowing base formula. At year-end 2014, we had $284,585,000 in net unused borrowing capacity under our senior credit facility.
Under the terms of our senior secured credit facility, at our option, we can borrow at LIBOR plus 4.0 percent or at the alternate base rate plus 3.0 percent. The alternate base rate is the highest of (i) KeyBank National Association’s base rate, (ii) the federal funds effective rate plus 0.5 percent or (iii) 30 day LIBOR plus 1 percent. Borrowings under the senior secured credit facility are or may be secured by (a) mortgages on the timberland, high value timberland and portions of raw entitled land, as well as pledges of other rights including certain oil and gas operating properties, (b) assignments of current and future leases, rents and contracts, (c) a security interest in our primary operating account, (d) a pledge of the equity interests in current and future material operating subsidiaries and most of our majority-owned joint venture interests, or if such pledge is not permitted, a pledge of the right to distributions from such entities, and (e) a pledge of certain reimbursements payable to us from special improvement district tax collections in connection with our Cibolo Canyons project. The senior secured credit facility provides for releases of real estate and other collateral provided that borrowing base compliance is maintained.
Our debt agreements contain financial covenants customary for such agreements including minimum levels of interest coverage and limitations on leverage. At year-end 2014, we were in compliance with the financial covenants of these agreements. In addition, we may elect to make distributions so long as the total leverage ratio is less than 40 percent, the interest coverage is greater than 3.0:1.0, and available liquidity is not less than $125,000,000. At year-end 2014, we satisfied all of the above conditions.
On May 12, 2014, we issued $250,000,000 aggregate principal of 8.50% Senior Secured Notes due 2022 (Notes). The Notes will mature on June 1, 2022 and interest on the Notes is payable semiannually at a rate of 8.5 percent per annum in arrears. We incurred debt issuance costs of approximately $8,053,000, including the underwriters discount of $6,250,000. Notes are secured by a second lien on the same collateral pledged under our credit facility. Net proceeds from issuance of the Notes were used to repay our $200,000,000 senior secured term loan. We intend to use the remaining amount for general corporate purposes, which may include investments in strategic growth opportunities.
In 2013, we issued $125,000,000 aggregate principal amount of 3.75% convertible senior notes due 2020 (Convertible Notes). Interest on the Convertible Notes is payable semiannually at a rate of 3.75 percent per annum and they mature on March 1, 2020. The Convertible Notes have an initial conversion rate of 40.8351 per $1,000 principal amount. The initial conversion rate is subject to adjustment upon the occurrence of certain events. Prior to November 1, 2019, the Convertible Notes are convertible only upon certain circumstances, and thereafter are convertible at any time prior to the close of business on the second scheduled trading day prior to maturity. If converted, holders will receive cash, shares of our common stock or a combination thereof at our election. We intend to settle the principal amount of the Convertible Notes in cash upon conversion, with any excess conversion value to be settled in shares of our common stock. At year-end 2014, unamortized debt discount of our Convertible Notes was $21,806,000.
In 2013, we issued $150,000,000 aggregate principal amount of 6.00% tangible equity units (Units). The total offering was 6,000,000 Units, including 600,000 exercised by the underwriters, each with a stated amount of $25.00. Each Unit is comprised of (i) a prepaid stock purchase contract to be settled by delivery of a number of shares of our common stock, par value $1.00 per share to be determined pursuant to a purchase contract agreement, and (ii) a senior amortizing note due December 15, 2016 that has an initial principal amount of $4.2522, bears interest at a rate of 4.50% per annum and has a final installment payment date of December 15, 2016. The actual number of shares we may issue upon settlement of the stock purchase contract will be between 6,547,800 shares (the minimum settlement rate) and 7,857,000 shares (the maximum settlement rate) based on the applicable market value, as defined in the purchase contract agreement associated with issuance of the Units.
At year-end 2014, secured promissory notes include a $15,400,000 loan collateralized by a 413 guest room hotel located in Austin with a carrying value of $30,712,000.

At year-end 2014, other indebtedness principally represents senior secured construction loans for two multifamily properties, of which $23,936,000 is related to the 2014 acquisition of our partner's interest in a 257-unit multifamily project in Austin and $19,117,000 is related to our 354-unit multifamily property in Dallas. The combined carrying value of these two multifamily properties is $86,444,000 at year-end 2014.
At year-end 2014 and 2013, we have $15,168,000 and $7,896,000 in unamortized deferred fees which are included in other assets. Amortization of deferred financing fees was $3,845,000 in 2014, $3,050,000 in 2013 and $2,922,000 in 2012 and is included in interest expense.
Debt maturities during the next five years are: 2015 — $49,535,000; 2016 — $29,031,000; 2017 — $984,000; 2018 — $0; 2019 — $0 and thereafter — $353,194,000.

Note 9 — Fair Value
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
Non-financial assets measured at fair value on a non-recurring basis principally include real estate assets, proved oil and gas properties, goodwill and intangible assets, which are measured for impairment.
Proved oil and gas properties are evaluated for impairment when facts and circumstances indicate that their carrying amounts may not be recoverable. If projected undiscounted future net cash flows are less than the carrying value of the property, an impairment loss is recognized for the excess of the carrying amount over estimated fair value. Future net cash flows are based on future sales prices of oil and gas, future development and production costs, future reserves to be recovered and timing of production. We used Level 3 inputs and the income valuation method to estimate the fair value of proved oil and gas properties where the carrying amount exceeded the estimated undiscounted cash flows. We used a discount rate of 10 percent as of year-end 2014 which is commensurate with our risk and current market conditions associated with realizing the expected cash flows projected. As a result, we recorded proved property non-cash impairment charges of $15,535,000 in 2014.
In 2014, certain real estate assets were remeasured and reported at fair value due to events or circumstances that indicated the carrying value may not be recoverable. We determined estimated fair value based on the present value of future probability weighted cash flows expected from the sale of the long-lived asset or based on a third party appraisal of current value. As a result, we recognized non-cash asset impairment charges of $399,000 in 2014 associated with two owned entitled projects. We had $1,790,000 non-cash impairment charges in 2013 associated with a master-planned community and golf club near Dallas.

	Year-End 2014				Year-End 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Non-Financial Assets and Liabilities:
Real estate	$—	$970	$—	$970	$—	$3,700	$—	$3,700
Proved oil and gas properties	$—	$—	$3,655	$3,655	$—	$—	$—	$—
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

Information about our fixed rate financial instruments not measured at fair value follows:

	Year-End 2014		Year-End 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Technique
	(In thousands)
Loan secured by real estate	$3,574	$4,859	$7,610	$18,025	Level 2
Fixed rate debt(a)	$(370,348)	$(359,131)	$(126,640)	$(118,634)	Level 2
 _____________________

(a)	Year-end 2014 includes our $250,000,000 of 8.50% senior secured notes due 2022, issued May 12, 2014.

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
Please read Note 8 — Debt and Note 11 — Net Income per Share for information about shares of common stock that could be issued under our 3.75% convertible senior notes due 2020 and our 6.00% tangible equity units.
Please read Note 17 — Share-Based Compensation for information about additional shares of common stock that could be issued under terms of our share-based compensation plans.
At year-end 2014, personnel of former affiliates held options to purchase 705,000 shares of our common stock. The options have a weighted average exercise price of $26.15 and a weighted average remaining contractual term of one year. At year-end 2014, the options have an aggregate intrinsic value of $30,000.
In 2014, we repurchased 1,491,187 shares of our common stock for $24,595,000. In 2013, we did not repurchase shares of our common stock. We have repurchased 3,493,332 shares of our common stock for $54,159,000 since we announced our 2009 strategic initiative of repurchasing up to 20 percent or up to 7,000,000 shares of our common stock.

Note 11 — Net Income per Share
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

The computations of basic and diluted earnings per share are as follows:

	For the Year
	2014	2013	2012
	(In thousands)
Numerator:
Consolidated net income	$17,088	$35,061	$17,876
Less: Net income attributable to noncontrolling interest	(505)	(5,740)	(4,934)
Earnings available for diluted earnings per share	$16,583	$29,321	$12,942
Less: Undistributed net income allocated to participating securities	(3,018)	(585)	—
Earnings available to common shareholders for basic earnings per share	$13,565	$28,736	$12,942

Denominator:
Weighted average common shares outstanding — basic	35,317	35,365	35,214
Weighted average common shares upon conversion of participating securities (a)	7,857	835	—
Dilutive effect of stock options, restricted stock and equity-settled awards	422	613	268
Total weighted average shares outstanding — diluted	43,596	36,813	35,482
Anti-dilutive awards excluded from diluted weighted average shares outstanding	2,238	1,803	2,713
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
We intend to settle the principal amount of the Convertible Notes in cash upon conversion with any excess conversion value to be settled in shares of our common stock. Therefore, only the amount in excess of the par value of the Convertible Notes will be included in our calculation of diluted net income per share using the treasury stock method. As such, the Convertible Notes have no impact on diluted net income per share until the price of our common stock exceeds the conversion price of the Convertible Notes of $24.49. The average price of our common stock in 2014 did not exceed the conversion price which resulted in no additional diluted outstanding shares.

Note 12 — Income Taxes
Income tax expense consists of:

	For the Year
	2014	2013	2012
	(In thousands)
Current tax provision:
U.S. Federal	$(5,444)	$(6,004)	$(11,834)
State and other	(1,569)	(2,066)	(2,171)
	(7,013)	(8,070)	(14,005)
Deferred tax provision:
U.S. Federal	(2,772)	1,148	4,910
State and other	1,128	(286)	1,079
	(1,644)	862	5,989
Income tax expense	$(8,657)	$(7,208)	$(8,016)

A reconciliation of the federal statutory rate to the effective income tax rate on continuing operations follows:

	For the Year
	2014	2013	2012
Federal statutory rate	35%	35%	35%
State, net of federal benefit	1	4	5
Recognition of previously unrecognized tax benefits	—	(15)	—
State rate change due to acquisition	—	—	(2)
Acquisition costs	—	—	4
Noncontrolling interests	—	(5)	(7)
Goodwill	1	—	—
Charitable contributions	(1)	—	—
Oil and gas percentage depletion	(2)	(2)	(5)
Other	—	—	1
Effective tax rate	34%	17%	31%
Our 2013 effective tax rate includes a 15 percent benefit from recognition of $6,326,000 of previously unrecognized tax benefits upon lapse of the statute of limitations for a previously reserved tax position. Our 2012 effective tax rate includes a two percent non-cash benefit associated with state deferred tax rate changes due to our acquisition of Credo and operating in additional states.
Significant components of deferred taxes are:

	At Year-End
	2014	2013
	(In thousands)
Deferred Tax Assets:
Real estate	$79,244	$75,157
Employee benefits	17,352	17,902
Net operating loss carryforwards	3,012	3,076
Income producing properties	364	3,529
Oil and gas percentage depletion carryforwards	3,471	3,344
Accruals not deductible until paid	1,111	960
Gross deferred tax assets	104,554	103,968
Valuation allowance	(384)	(375)
Deferred tax asset net of valuation allowance	104,170	103,593
Deferred Tax Liabilities:
Oil and gas properties	(49,905)	(46,966)
Undeveloped land	(4,937)	(5,961)
Convertible debt	(7,816)	(8,803)
Timber	(888)	(1,465)
Gross deferred tax liabilities	(63,546)	(63,195)
Net Deferred Tax Asset	$40,624	$40,398
At year-end 2014, we had federal net operating loss carryforwards of approximately $7,500,000 as a result of our acquisition of Credo in 2012, and we had approximately $18,000,000 of state net operating loss carryforwards. These are subject to certain limitations. If not utilized, these carryforwards will expire in 2031 for federal purposes and 2015 to 2034 for state purposes. We had approximately $9,200,000 of oil and gas percentage depletion carryforwards that also were a result of our acquisition of Credo. These carryforwards are subject to certain limitations but do not expire.
At year-end 2014 and 2013, we have not provided a valuation allowance for our federal deferred tax asset because we believe it is likely it will be recoverable in future periods. We have provided a valuation allowance for some of our state net operating loss carryforwards. The change in our state valuation allowance for the year was $9,000. Our deferred tax liability on oil and gas properties includes purchase accounting amounts for the excess of fair value allocated to Credo oil and gas properties over the carryover tax basis received. Goodwill associated with our acquisition of Credo is not deductible for income tax purposes.
We file income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. We are no longer subject to U.S. federal income tax examinations for years before 2011 and state examinations for years before 2010.

A reconciliation of the beginning and ending amount of tax benefits not recognized for book purposes is as follows:

	At Year-End
	2014	2013	2012
	(In thousands)
Balance at beginning of year	$—	$5,831	$5,831
Reductions for tax positions of prior years	—	—	—
Reductions due to lapse of statute of limitations	—	(5,831)	—
Balance at end of year that would affect the annual effective tax rate if recognized	$—	$—	$5,831
We recognize interest accrued related to unrecognized tax benefits in income tax expense. In 2014, 2013 and 2012, we recognized approximately $0, $75,000 and $152,000 in interest expense. At year-end 2014 and 2013, we have no accrued interest or penalties.

Note 13 — Litigation and Environmental Contingencies
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
Environmental
Environmental remediation liabilities arise from time to time in the ordinary course of doing business, and we believe we have established adequate reserves for any probable losses that we can reasonably estimate. We own 288 acres near Antioch, California, portions of which were sites of a former paper manufacturing operation that are in remediation. We have received certificates of completion on all but one 80 acre tract, a portion of which includes subsurface contamination. We estimate the remaining cost to complete remediation activities will be approximately $529,000, which is included in other accrued expenses. It is possible that remediation or monitoring activities could be required in addition to those included within our estimate, but we are unable to determine the scope, timing or extent of such activities.
We have asset retirement obligations related to the abandonment and site restoration requirements that result from the acquisition, construction and development of oil and gas properties. We record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Accretion expense related to the asset retirement obligation and depletion expense related to capitalized asset retirement cost is included in cost of oil and gas producing activities on our consolidated statements of income and comprehensive income. At year-end 2014, our asset retirement obligation was $1,807,000, which is included in other liabilities.

Note 14 — Commitments and Other Contingencies
We lease facilities and equipment under non-cancelable long-term operating lease agreements. In addition, we have various obligations under other office space and equipment leases of less than one year. Rent expense on facilities and equipment was $2,617,000 in 2014, $2,374,000 in 2013 and $2,115,000 in 2012. Future minimum rental commitments under non-cancelable operating leases having a remaining term in excess of one year are: 2015 — $3,308,000; 2016 — $3,111,000; 2017 — $3,101,000; 2018 — $2,165,000; 2019 — $571,000 and thereafter —$2,284,000.
We have three years remaining on groundwater leases of about 20,000 acres. At year-end 2014, the remaining contractual obligation for these groundwater leases is $1,514,000.
We lease approximately 32,000 square feet of office space in Austin, Texas, which we occupy as our corporate headquarters. The remaining contractual obligation for this lease is $5,632,000. We also lease office space in several other locations in support of our business operations with approximately 21,000 and 10,000 square feet in Ft. Worth, Texas and Denver, Colorado. The total remaining contractual obligations for these leases is $6,262,000.
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
We evaluate performance based on segment earnings (loss) before unallocated items and income taxes. Segment earnings (loss) consist of operating income, equity in earnings (loss) of unconsolidated ventures, gain on sales of assets, interest income on loans secured by real estate and net (income) loss attributable to noncontrolling interests. Items not allocated to our business segments consist of general and administrative expense, share-based compensation, gain on sale of strategic timberland, interest expense and other corporate non-operating income and expense. The accounting policies of the segments are the same as those described in Note 1 — Summary of Significant Accounting Policies. Our revenues are derived from our U.S. operations and all of our assets are located in the U.S. In 2014, 2013 and 2012, no single customer accounted for more than 10 percent of our total revenues.

	Real Estate	Oil and Gas	Other Natural Resources	Items Not Allocated to Segments		Total
	(In thousands)
For the year or at year-end 2014
Revenues	$213,112	$84,300	$9,362	$—		$306,774
Depreciation, depletion and amortization	3,741	29,442	497	8,035		41,715
Equity in earnings (loss) of unconsolidated ventures	8,068	586	31	—		8,685
Income (loss) before taxes	96,906	(22,686)	5,499	(54,479)	(a)	25,240
Total assets	654,774	342,703	22,531	238,191		1,258,199
Investment in unconsolidated ventures	65,005	—	—	—		65,005
Capital expenditures(b)	28,980	103,385	5,817	616		138,798
For the year or at year-end 2013
Revenues	$248,011	$72,313	$10,721	$—		$331,045
Depreciation, depletion and amortization	3,117	19,552	651	6,660		29,980
Equity in earnings (loss) of unconsolidated ventures	8,089	592	56	—		8,737
Income (loss) before taxes	68,454	18,859	6,507	(57,291)	(a)	36,529
Total assets	582,802	312,553	23,478	253,319		1,172,152
Investment in unconsolidated ventures	41,147	—	—	—		41,147
Capital expenditures(b)	7,265	97,696	2,720	216		107,897
For the year or at year-end 2012
Revenues	$120,115	$44,220	$8,256	$—		$172,591
Depreciation, depletion and amortization	4,340	4,987	1,254	8,345		18,926
Equity in earnings of unconsolidated ventures	13,897	509	63	—		14,469
Income (loss) before taxes	53,582	26,608	29	(59,261)	(a)	20,958
Total assets	588,137	227,061	24,066	79,170		918,434
Investment in unconsolidated ventures	41,546	—	—	—		41,546
Capital expenditures(b)	1,093	21,971	292	795		24,151
 _____________________

(a)	Items not allocated to segments consist of:

	For the Year
	2014	2013	2012
	(In thousands)
General and administrative expense	$(21,229)	$(20,597)	$(25,176)
Share-based compensation expense	(3,417)	(16,809)	(14,929)
Gain on sale of assets	—	—	16
Interest expense	(30,286)	(20,004)	(19,363)
Other corporate non-operating income	453	119	191
	$(54,479)	$(57,291)	$(59,261)

(b)	Consists of expenditures for oil and gas properties and equipment, commercial and income producing properties, property, plant and equipment and reforestation of timber.

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
In 2014, we acquired our partner's noncontrolling interests in the Lantana partnerships for $7,971,000. Prior to acquisition of the noncontrolling interests, we were the primary beneficiary of all but one of the Lantana partnerships which were variable interest entities (VIEs) and consolidated in our financial statements. We adjusted the carrying amount of noncontrolling interests to reflect the change in our ownership interest in the partnerships. The difference between the consideration paid and the carrying amount of the noncontrolling interests acquired is recognized as an adjustment to additional paid in capital attributable to Forestar, net of deferred taxes of $1,729,000.
At year-end 2014, we have four VIEs. We account for these VIEs using the equity method and we are not the primary beneficiary. Although we have certain rights regarding major decisions, we do not have the power to direct the activities that are most significant to the economic performance of these VIEs. At year-end 2014, these VIEs have total assets of $64,311,000, substantially all of which represent developed and undeveloped real estate and total liabilities of $79,723,000, which includes $30,667,000 of borrowings classified as current maturities. These amounts are included in the summarized balance sheet information for ventures accounted for using the equity method in Note 6 — Investment in Unconsolidated Ventures. At year-end 2014, our investment is $9,500,000 and is included in investment in unconsolidated ventures. In 2014, we contributed $4,415,000 to these VIEs. Our maximum exposure to loss related to these VIEs is estimated at $3,597,000, which exceeds our investment as we have a nominal general partner interest and could be held responsible for its liabilities. The maximum exposure to loss represents the maximum loss that we could be required to recognize assuming all the ventures’ assets (principally real estate) are worthless, without consideration of the probability of a loss or of any actions we may take to mitigate any such loss.

Note 17 — Share-Based Compensation
Share-based compensation expense consists of:

	For the Year
	2014	2013	2012
	(In thousands)
Cash-settled awards	$(3,710)	$7,774	$6,465
Equity-settled awards	5,168	4,281	3,059
Restricted stock	(25)	538	2,154
Stock options	1,984	4,216	3,251
	$3,417	$16,809	$14,929

Share-based compensation expense is included in:

	For the Year
	2014	2013	2012
	(In thousands)
General and administrative	$1,001	$7,779	$7,144
Other operating	2,416	9,030	7,785
	$3,417	$16,809	$14,929
In 2014, share-based compensation expense decreased principally as a result of a decrease in our stock price and its impact on cash-settled awards as well as forfeiture of awards due to employee separations.
The fair value of awards granted to retirement-eligible employees and expensed at the date of grant was $760,000 in 2014, $590,000 in 2013 and $595,000 in 2012. Unrecognized share-based compensation expense related to non-vested equity-settled awards, restricted stock and stock options is $7,160,000 at year-end 2014. The weighted average period over which this amount will be recognized is estimated to be two years. We did not capitalize any share-based compensation in 2014, 2013 or 2012.
In 2014 and 2013, we issued 215,561 and 137,943 shares out of our treasury stock associated with vesting of stock-based awards or exercises of stock options. These shares are net of 55,238 and 59,219 shares withheld for payroll taxes having a value of $1,043,000 and $1,137,000 which are reflected in financing activities in our consolidated statements of cash flows.
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
Cash-settled awards granted to our directors in the form of restricted stock units are fully vested at the time of grant and payable upon retirement.
The following table summarizes the activity of cash-settled restricted stock unit awards in 2014:

	Equivalent Units	Weighted Average Grant Date Fair Value
	(In thousands)	(Per unit)
Non-vested at beginning of period	233	$17.90
Granted	93	18.96
Vested	(132)	17.86
Forfeited	(9)	17.42
Non-vested at end of period	185	18.49
The weighted average grant date fair value of our non-vested cash-settled restricted stock unit awards at year-end 2012 was $17.03 for 350,000 equivalent units.

The following table summarizes the activity of cash-settled stock appreciation rights in 2014:

	Rights Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (Current Value Less Exercise Price)
	(In thousands)	(Per share)	(In years)	(In thousands)
Balance at beginning of period	580	$11.96	5	$5,400
Granted	—	—
Exercised	(116)	9.41
Forfeited	(6)	17.80
Balance at end of period	458	12.54	4	1,732
Exercisable at end of period	458	12.54	4	1,732
The weighted average exercise price of our cash-settled stock appreciation rights at year-end 2012 was $11.38 for 866,000 awards.
The fair value of awards settled in cash was $3,467,000 in 2014, $7,237,000 in 2013 and $5,299,000 in 2012. At year-end 2014, the fair value of accrued cash-settled awards is $9,560,000 and is included in other liabilities. The aggregate current value of non-vested awards is $2,850,000 at year-end 2014 based on a year-end stock price of $15.40.
Equity-settled awards
Equity-settled awards granted to our employees include restricted stock units (RSU), which vest after three years from the date of grant, market-leveraged stock units (MSU), which vest after three years from date of grant and performance stock units (PSU), which generally vest after three years from the date of grant if certain performance goals are met. Equity settled awards in the form of restricted stock units granted to our directors are fully vested at time of grant and settled upon retirement. The following table summarizes the activity of equity-settled awards in 2014:

	Equivalent Units	Weighted Average Grant Date Fair Value
	(In thousands)	(Per unit)
Non-vested at beginning of period	581	$19.50
Granted	512	19.18
Vested	(259)	20.01
Forfeited	(124)	18.58
Non-vested at end of period	710	19.24
In 2014, we granted 270,000 PSU awards to be settled in common stock upon achievement of the performance goal over the measurement period of three years. The number of shares to be issued could range from a high of 540,000 shares to a low of no shares issued based upon performance.
In 2014, we granted 86,000 MSU awards. These awards will be settled in common stock based upon our stock price performance over three years from the date of grant. The number of shares to be issued could range from a high of 129,000 shares if our stock price increases by 50 percent or more, to 43,000 shares if our stock price decreases by 50 percent, or could be zero if our stock price decreases by more than 50 percent, the minimum threshold performance. MSU awards are valued using a Monte Carlo simulation pricing model, which includes expected stock price volatility and risk-free interest rate assumptions. Compensation expense is recognized regardless of achievement of performance conditions, provided the requisite service period is satisfied.
The weighted average grant date fair value of our non-vested equity-settled awards at year-end 2012 was $18.99 for 409,000 non-vested restricted shares.
Unrecognized share-based compensation expense related to non-vested equity-settled awards is $5,975,000 at year-end 2014. The weighted average period over which this amount will be recognized is estimated to be two years.

Restricted stock
Restricted stock awards generally vest over three years, typically if we achieve a minimum one percent annualized return on assets over such three-year period. The following table summarizes the activity of restricted stock awards in 2014:

	Restricted Shares	Weighted Average Grant Date Fair Value
	(In thousands)	(Per unit)
Non-vested at beginning of period	47	$14.99
Granted	—	—
Vested	(20)	12.74
Forfeited	(10)	15.02
Non-vested at end of period	17	17.56
The weighted average grant date fair value of our non-vested restricted stock awards at year-end 2012 was $16.95 for 211,000 non-vested restricted shares.
Unrecognized share-based compensation expense related to non-vested restricted stock awards is $138,000 at year-end 2014. The weighted average period over which this amount will be recognized is estimated to be one year.
Stock options
Stock options have a ten-year term, generally become exercisable ratably over four years and provide for accelerated or continued vesting upon retirement, death, disability or if there is a change in control. Options were granted with an exercise price equal to the market value of our stock on the date of grant. The following table summarizes the activity of stock option awards in 2014:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (Current Value Less Exercise Price)
	(In thousands)	(Per share)	(In years)	(In thousands)
Balance at beginning of period	2,006	$20.30	7	$6,433
Granted	—	—
Exercised	(56)	9.64
Forfeited	(89)	17.65
Balance at end of period	1,861	20.74	6	643
Exercisable at end of period	1,364	21.86	5	620
We estimate the grant date fair value of stock options using the Black-Scholes option pricing model and the following assumptions:

	For the Year
	2013	2012
Expected stock price volatility	66.8%	60.2%
Risk-free interest rate	1.4%	1.3%
Expected life of options (years)	6	6
Expected dividend yield	—%	—%
Weighted average estimated fair value of options at grant date	$11.47	$9.22
We determine the expected life using the simplified method which utilizes the midpoint between the vesting period and the contractual life of the awards. The expected stock price volatility utilizes our historical volatility for a period corresponding to the expected life of the options.
The fair value of vested stock options was $21,000 in 2014, $1,355,000 in 2013 and $429,000 in 2012. The intrinsic value of options exercised was $568,000 in 2014 and $562,000 in 2013. There were no options exercised in 2012. Unrecognized share-based compensation expense related to non-vested stock options is $1,047,000 at year-end 2014. The weighted average period over which this amount will be recognized is estimated to be two years.

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
Pre-spin stock option awards to our employees to purchase our common stock have a ten-year term, generally become exercisable ratably over four years and provide for accelerated or continued vesting upon retirement, death, disability or if there is a change in control. At year-end 2014, there were 56,000 pre-spin awards outstanding and exercisable on our stock with a weighted average exercise price of $27.03 and weighted average remaining term of one year.

Note 18 — Retirement Plans
Our defined contribution retirement plans include a 401(k) plan, which is funded, and a supplemental plan for certain employees, which is unfunded. The expense of our defined contribution retirement plans was $1,651,000 in 2014, $1,456,000 in 2013 and $1,393,000 in 2012. The unfunded liability for our supplemental plan was $715,000 at year-end 2014 and $586,000 at year-end 2013 and is included in other liabilities.

Note 19 — Supplemental Oil and Gas Disclosures (Unaudited)
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
In 2012, we acquired 100 percent of the outstanding common stock of Credo in an all cash transaction for $14.50 per share, representing an equity purchase price of approximately $146,445,000. In addition, we paid in full $8,770,000 of Credo’s outstanding debt. Credo was an independent oil and gas exploration, development and production company based in Denver, Colorado. The acquired assets included leasehold interests in the Bakken and Three Forks formations of North Dakota, the Lansing – Kansas City formation in Kansas and Nebraska, and the Tonkawa and Cleveland formations in Texas.
We engaged independent petroleum engineers, Netherland, Sewell & Associates, Inc., to assist in preparing estimates of our proved oil and gas reserves, all of which are located in the U.S., and future net cash flows as of year-end 2014, 2013 and 2012.
These estimates were based on the economic and operating conditions existing at year-end 2014, 2013 and 2012. Proved developed reserves are those quantities of petroleum from existing wells and facilities, which by analysis of geosciences and engineering data, can be estimated with reasonable certainty to be commercially recoverable, from a given date forward for known reservoirs and under defined economic conditions, operating methods and government regulations.
SEC rules require disclosure of proved reserves using the twelve-month average beginning-of-month price (which we refer to as the average price) for the year. These same average prices also are used in calculating the amount of (and changes in) future net cash inflows related to the standardized measure of discounted future net cash flows.
For 2014, 2013 and 2012, the average spot price per barrel of oil based on the West Texas Intermediate Crude price is $94.99, $96.91 and $94.71 and the average price per MMBTU of gas based on the Henry Hub spot market is $4.35, $3.67 and $2.76. All prices were then adjusted for quality, transportation fees and regional price differentials.
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

Estimated Quantities of Proved Oil and Gas Reserves
Estimated quantities of proved oil and gas reserves are summarized as follows:

	Reserves
	Oil(a) (Barrels)	Gas (Mcf)
	(In thousands)
Consolidated entities:
Year-end 2011	1,064	8,203
Revisions of previous estimates	45	(2,163)
Extensions and discoveries	86	241
Acquisitions	2,396	7,109
Production	(371)	(1,668)
Year-end 2012	3,220	11,722
Revisions of previous estimates	182	1,243
Extensions and discoveries	3,085	2,046
Acquisitions	35	531
Production	(698)	(1,912)
Year-end 2013	5,824	13,630
Revisions of previous estimates	608	293
Extensions and discoveries	2,191	774
Acquisitions	85	31
Sales	(105)	(218)
Production	(931)	(1,861)
Year-end 2014	7,672	12,649
Our share of ventures accounted for using the equity method:
Year-end 2011	—	3,283
Revisions of previous estimates	—	(390)
Production	—	(321)
Year-end 2012	—	2,572
Revisions of previous estimates	—	7
Production	—	(247)
Year-end 2013	—	2,332
Revisions of previous estimates	—	(382)
Production	—	(199)
Year-end 2014	—	1,751
Total consolidated and our share of equity method ventures:
Year-end 2012
Proved developed reserves	2,416	13,020
Proved undeveloped reserves	804	1,274
Total Year-end 2012	3,220	14,294
Year-end 2013
Proved developed reserves	3,893	13,717
Proved undeveloped reserves	1,931	2,245
Total Year-end 2013	5,824	15,962
Year-end 2014
Proved developed reserves	5,269	12,599
Proved undeveloped reserves	2,403	1,801
Total Year-end 2014	7,672	14,400
 _____________________

(a)	Includes natural gas liquids (NGLs).

We do not have any estimated reserves of synthetic oil, synthetic gas or products of other non-renewable natural resources that are intended to be upgraded into synthetic oil and gas.
In 2014, increases in extensions and discoveries of 2,191,000 barrels were primarily associated with new reserves in the Bakken/Three Forks formations. An estimated 694,000 barrels of these extensions and discoveries were associated with new producing wells while a further 913,000 barrels of proved undeveloped reserves were added during 2014. Approximately 105,000 barrels of oil and 218,000 Mcf of gas reserves located primarily in Oklahoma were sold during the year. We realized a net positive revision of previous estimates of 608,000 barrels which is primarily driven by improved drilling results in the Bakken/Three Forks formation yielding higher average estimated ultimate recoverable quantities of proved reserves per well.
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
In 2014, 2013 and 2012, reserve additions from new wells drilled and completed during the year are shown for both consolidated entities and ventures accounted for using the equity method under extensions and discoveries for the royalty interest wells and in 2012 with the acquisition of Credo, working interest wells apply industry practices for new well classifications. There were 106 new well additions in 2014, 88 new well additions in 2013 and 27 new well additions in 2012.
Capitalized Costs Relating to Oil and Gas Producing Activities
Capitalized costs related to our oil and gas producing activities are as follows:

	At Year-End
	2014	2013
	(In thousands)
Consolidated entities:
Unproved oil and gas properties	$90,446	$100,320
Proved oil and gas properties	221,299	155,262
Total costs	311,745	255,582
Less accumulated depreciation, depletion and amortization	(48,252)	(22,941)
	$263,493	$232,641
We have not capitalized any costs for our share in ventures accounted for using the equity method.

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development
Costs incurred in oil and gas property acquisition, exploration and development activities, whether capitalized or expensed, follows:

	For the Year
	2014	2013	2012
	(In thousands)
Consolidated entities:
Acquisition costs:
Proved properties	$2,001	$—	$—
Unproved properties	25,666	35,806	4,418
Exploration costs	39,399	10,486	1,752
Development costs	40,277	54,538	15,938
	$107,343	$100,830	$22,108
We have not incurred any costs for our share in ventures accounted for using the equity method. In 2014 and 2013, acquisition of leasehold interests, exploration expenses, and development costs have increased as a result of our increased focus to increase production, reserves, and also to explore and develop the assets acquired from Credo.

Standardized Measure of Discounted Future Net Cash Flows
Estimates of future cash flows from proved oil and gas reserves are shown in the following table. Estimated income taxes are calculated by applying the appropriate tax rates to the estimated future pre-tax net cash flows less depreciation of the tax basis of properties and the statutory depletion allowance.

	At Year-End
	2014	2013	2012
	(In thousands)
Consolidated entities:
Future cash inflows	$665,657	$544,098	$322,098
Future production and development costs	(271,735)	(231,801)	(104,441)
Future income tax expenses	(106,002)	(77,361)	(50,350)
Future net cash flows	287,920	234,936	167,307
10% annual discount for estimated timing of cash flows	(124,079)	(99,383)	(60,764)
Standardized measure of discounted future net cash flows	$163,841	$135,553	$106,543
Our share in ventures accounted for using the equity method:
Future cash inflows	$6,186	$4,765	$5,125
Future production and development costs	(664)	(512)	(551)
Future income tax expenses	(2,098)	(1,616)	(1,738)
Future net cash flows	3,424	2,637	2,836
10% annual discount for estimated timing of cash flows	(1,649)	(1,337)	(1,423)
Standardized measure of discounted future net cash flows	$1,775	$1,300	$1,413
Total consolidated and our share of equity method ventures	$165,616	$136,853	$107,956
Future net cash flows were computed using prices used in estimating proved oil and gas reserves, year-end costs, and statutory tax rates (adjusted for tax deductions) that relate to proved oil and gas reserves.

Changes in the standardized measure of discounted future net cash flow follows:

	For the Year
	Consolidated	Our Share of Equity Method Ventures	Total
	(In thousands)
Year-end 2011	$52,698	$3,508	$56,206
Changes resulting from:
Net change in sales prices and production costs	(5,709)	(2,497)	(8,206)
Net change in future development costs	(1,834)	—	(1,834)
Sales of oil and gas, net of production costs	(31,732)	(632)	(32,364)
Net change due to extensions and discoveries	5,596	—	5,596
Net change due to acquisition of reserves	86,013	—	86,013
Net change due to revisions of quantity estimates	(2,254)	18	(2,236)
Previously estimated development costs incurred	1,007	—	1,007
Accretion of discount	7,377	401	7,778
Net change in income taxes	(4,619)	615	(4,004)
Aggregate change for the year	53,845	(2,095)	51,750
Year-end 2012	106,543	1,413	107,956
Changes resulting from:
Net change in sales prices and production costs	23,422	415	23,837
Net change in future development costs	(2,897)	—	(2,897)
Sales of oil and gas, net of production costs	(56,559)	(801)	(57,360)
Net change due to extensions and discoveries	54,539	—	54,539
Net change due to acquisition of reserves	1,160	—	1,160
Net change due to revisions of quantity estimates	8,673	6	8,679
Previously estimated development costs incurred	4,124	—	4,124
Accretion of discount	13,540	228	13,768
Net change in timing and other	(718)	(31)	(749)
Net change in income taxes	(16,274)	70	(16,204)
Aggregate change for the year	29,010	(113)	28,897
Year-end 2013	135,553	1,300	136,853
Changes resulting from:
Net change in sales prices and production costs	(1,064)	1,571	507
Net change in future development costs	1,308	—	1,308
Sales of oil and gas, net of production costs	(63,192)	(787)	(63,979)
Net change due to extensions and discoveries	58,228	—	58,228
Net change due to acquisition of reserves	2,778	—	2,778
Net change due to divestitures of reserves	(5,804)	—	(5,804)
Net change due to revisions of quantity estimates	15,303	(343)	14,960
Previously estimated development costs incurred	15,497	—	15,497
Accretion of discount	18,067	210	18,277
Net change in timing and other	4,198	115	4,313
Net change in income taxes	(17,031)	(291)	(17,322)
Aggregate change for the year	28,288	475	28,763
Year-end 2014	$163,841	$1,775	$165,616
Results of Operations for Oil and Gas Producing Activities
Our royalty interests are contractually defined and based on a percentage of production at prevailing market prices. We receive our percentage of production in cash. Similarly, our working interests and the associated net revenue interests are contractually defined and we pay our proportionate share of the capital and operating costs to develop and operate the well and we market our share of the production. Our revenues fluctuate based on changes in the market prices for oil and gas, the decline in production from existing wells, and other factors affecting oil and gas exploration and production activities, including the cost of development and production.

Information about the results of operations of our oil and gas interests follows:

	For the Year
	2014	2013	2012
	(In thousands)
Consolidated entities(a)
Revenues	$82,919	$69,036	$36,204
Production costs	(19,727)	(12,477)	(4,472)
Exploration costs	(17,416)	(10,486)	(1,754)
Depreciation, depletion, amortization	(29,442)	(19,552)	(4,905)
Non-cash impairments	(32,665)	(473)	—
Oil and gas administrative expenses	(17,000)	(14,407)	(8,332)
Accretion expense	(121)	(94)	(26)
Income tax expenses	13,398	(3,471)	(4,841)
Results of operations	(20,054)	8,076	11,874
Our share in ventures accounted for using the equity method:
Revenues	$786	$801	$770
Production costs	(105)	(123)	(138)
Oil and gas administrative expenses	(95)	(86)	(123)
Income tax expenses	(235)	(178)	(147)
Results of operations	$351	$414	$362
Total results of operations	$(19,703)	$8,490	$12,236
 _____________________

(a)	2012 includes only three months of operations from Credo due to our third quarter 2012 acquisition.
Production costs represent our share of oil and gas production severance taxes, and lease operating expenses. Exploration costs principally represent exploratory dry hole costs, geological and geophysical and seismic study costs.

Note 20 — Summary of Quarterly Results of Operations (Unaudited)
Summarized quarterly financial results for 2014 and 2013 follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(a)
	(In thousands, except per share amounts)
2014
Total revenues	$84,605	$83,013	$58,840	$80,316
Gross profit (loss)	35,025	33,261	19,606	(6,259)
Operating income (loss)	15,883	26,942	12,716	(16,783)
Equity in earnings of unconsolidated ventures	991	958	2,016	4,720
Income (loss) before taxes	13,665	22,799	7,994	(18,713)
Net income (loss) attributable to Forestar Group Inc.	8,334	14,822	5,227	(11,800)

Net income (loss) per share — basic	$0.20	$0.34	$0.12	$(0.34)
Net income (loss) per share — diluted	$0.19	$0.34	$0.12	$(0.34)

2013
Total revenues	$97,471	$60,079	$75,107	$98,388
Gross profit	35,899	22,463	32,608	39,181
Operating income	9,520	3,554	10,612	22,891
Equity in earnings of unconsolidated ventures	913	2,566	3,125	2,133
Income before taxes	7,035	2,109	9,965	23,160
Net income attributable to Forestar Group Inc.	3,951	541	11,830	12,999

Net income per share — basic	$0.11	$0.02	$0.33	$0.34
Net income per share — diluted	$0.11	$0.02	$0.33	$0.33
 _____________________

(a)	Fourth quarter 2014 results include pre-tax non-cash impairment charges of $30,591,000 for unproved leasehold interests and proved oil and gas properties.

Forestar Group Inc.
Schedule III — Consolidated Real Estate and Accumulated Depreciation
Year-End 2014
(In thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at End of Period
Description	Encumbrances	Land	Buildings & Improvements	Improvements less Cost of Sales and Other	Carrying Costs(a)	Land & Land Improvements	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
Entitled, Developed, and Under Development Projects:
CALIFORNIA
Contra Costa County
San Joaquin River		$12,225		$(3,310)		$8,915		$8,915			(b)
COLORADO
Douglas County
Pinery West		7,308		7,045		14,353		14,353		2006	2006
Weld County
Buffalo Highlands		3,001		555		3,556		3,556		2006	2005
Johnstown Farms		2,749		2,046	$188	4,983		4,983		2002	2002
Stonebraker		3,878		(1,436)		2,442		2,442		2005	2005
GEORGIA
Cherokee County
Heron Pond		1,104		1,285		2,389		2,389			2012
Coweta County
Corinth Landing		607		585		1,192		1,192			(b)
Coweta South Industrial Park		532		476		1,008		1,008			(b)
Genesee		480		1,176		1,656		1,656			(b)
Dawson County
Woodlands at Burt Creek		71		1,670		1,741		1,741			(b)
Paulding County
Seven Hills		2,964		129		3,093		3,093			2012
SOUTH CAROLINA
York County
Habersham		3,877		1,478	239	5,594		5,594			2013
TENNESEE
Williamson County
Morgan Farms		6,841		917	166	7,924		7,924			2013
Weatherford Estates		856		201		1,057		1,057			2014
Wilson County
Beckwith Crossing		1,294		185		1,479		1,479			2014
TEXAS
Bastrop County
Hunter’s Crossing		3,613		6,465	358	10,436		10,436		2001	2001
The Colony		8,726		12,347	161	21,234		21,234		1999	1999
Bexar County
Cibolo Canyons		25,569		26,137	1,607	53,313		53,313		2004	1986
Calhoun County
Caracol	$3,869	8,603		3,355	2,047	14,005		14,005		2006	2006

Forestar Group Inc.
Schedule III — Consolidated Real Estate and Accumulated Depreciation
Year-End 2014
(In thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at End of Period
Description	Encumbrances	Land	Buildings & Improvements	Improvements less Cost of Sales and Other	Carrying Costs(a)	Land & Land Improvements	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
Collin County
Lakes of Prosper		$8,951		$(634)	$180	$8,497		$8,497			2012
Maxwell Creek		9,904		(8,687)	635	1,852		1,852		2000	2000
Parkside		2,177		1,294		3,471		3,471			2013
Timber Creek		7,282		4,386		11,668		11,668		2007	2007
Village Park		6,550		(6,579)	81	52		52			2012
Comal County
Oak Creek Estates		1,921		941	175	3,037		3,037		2006	2005
Dallas County
Stoney Creek		12,822		1,278	49	14,149		14,149		2007	2007
Denton County
Lantana		27,673		(825)		26,848		26,848		2000	1999
River's Edge		1,227		351		1,578		1,578			2014
The Preserve at Pecan Creek		5,855		(1,884)	436	4,407		4,407		2006	2005
Fort Bend County
Summer Lakes		4,269		(169)		4,100		4,100			2012
Summer Park		4,804		3		4,807		4,807			2012
Willow Creek Farms		3,479		358	90	3,927		3,927			2012
Harris County
Barrington		8,950		(5,833)		3,117		3,117			2011
City Park	$74	3,946		(1,485)	1,641	4,102		4,102		2002	2001
Imperial Forest		5,345		47		5,392		5,392			2014
Hays County
Arrowhead Ranch		12,856		3,104		15,960		15,960			2007
Hood County
Harbor Lakes		3,514		(1,970)	312	1,856		1,856		2000	1998
Montgomery County
Woodtrace		8,622		(8,621)		1		1			2014
Nueces County
Tortuga Dunes		12,080		9,473		21,553		21,553			2006
Tarrant County
Summer Creek Ranch		2,887		(1,625)		1,262		1,262			2012
The Bar C Ranch		1,365		2,330	32	3,727		3,727			2012
Williamson County
La Conterra		4,024		(2,790)	293	1,527		1,527			2006
MISSOURI
Clay County
Somerbrook		3,061		(218)	13	2,856		2,856		2003	2001
Other		32,304		(22,418)	1,271	11,157		11,157
Total Entitled, Developed, and Under Development Projects	$3,943	$290,166	$—	$21,133	$9,974	$321,273	$—	$321,273	$—

Forestar Group Inc.
Schedule III — Consolidated Real Estate and Accumulated Depreciation
Year-End 2014
(In thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at End of Period
Description	Encumbrances	Land	Buildings & Improvements	Improvements less Cost of Sales and Other	Carrying Costs(a)	Land & Land Improvements	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
Undeveloped Land and Land in Entitlement:
CALIFORNIA
Los Angeles County
Land In Entitlement Process		$3,969		$18,122		$22,091		$22,091			1997
GEORGIA
Bartow County
Undeveloped Land		3,551		48		3,599		3,599			(b)
Carroll County
Undeveloped Land		4,397		107		4,504		4,504			(b)
Land In Entitlement Process		9,006		2,159		11,165		11,165			(b)
Cherokee County
Undeveloped Land		3,322		92		3,414		3,414			(b)
Land In Entitlement Process		2,340		566		2,906		2,906			(b)
Coweta County
Undeveloped Land		454		380		834		834			(b)
Land In Entitlement Process		644		222		866		866			(b)
Dawson County
Undeveloped Land		2,157		1,485		3,642		3,642			(b)
Gilmer County
Undeveloped Land		2,748		26		2,774		2,774			(b)
Lumpkin County
Undeveloped Land		3,015		4		3,019		3,019			(b)
Paulding County
Undeveloped Land		7,494				7,494		7,494			(b)
Pickens County
Undeveloped Land		2,235		28		2,263		2,263			(b)
Polk County
Undeveloped Land		2,354				2,354		2,354			(b)
TEXAS
Bexar County
Undeveloped Land				3,038		3,038		3,038			(b)
Harris County
Land in Entitlement Process		685		1,145		1,830		1,830			(b)
Other
Undeveloped Land		8,666		8,171		16,837		16,837			(b)
Land in Entitlement Process		504		48		552		552			(b)
Total Undeveloped Land and Land in Entitlement	$—	$57,541	$—	$35,641	$—	$93,182	$—	$93,182	$—

Forestar Group Inc.
Schedule III — Consolidated Real Estate and Accumulated Depreciation
Year-End 2014
(In thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at End of Period
Description	Encumbrances	Land	Buildings & Improvements	Improvements less Cost of Sales and Other	Carrying Costs(a)	Land & Land Improvements	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
Income Producing Properties:
NORTH CAROLINA
Mecklenburg County
Dilworth		$5,779		$9,424		$15,203		$15,203			2012
TENNESSEE
Davidson County
Music Row		6,607		1,068		7,675		7,675			2014
TEXAS
Dallas County
Midtown	$19,117	2,526		30,767		2,526	30,767	33,293	$(231)	2011	2011
Hood County
Harbor Lakes Golf Club			1,446	608			2,054	2,054	(1,508)	2000	1998
Travis County
Eleven	23,936	7,940	$45,947	71		7,940	46,018	53,958	(576)	2013	2014
Downtown Edge		11,202		654		11,856		11,856			2014
Radisson Hotel & Suites	15,400		10,603	49,170		—	59,773	59,773	(29,062)		(b)
West Austin		7,274		1,592		8,866		8,866			2014
Total Income Producing Properties	$58,453	$41,328	$57,996	$93,354	$—	$54,066	$138,612	$192,678	$(31,377)
Total	$62,396	$389,035	$57,996	$150,128	$9,974	$468,521	$138,612	$607,133	$(31,377)
  _____________________

(a)	We do not capitalize carrying costs until development begins.

(b)	The acquisition date is not available.

Reconciliation of real estate:

	2014	2013	2012
	(In thousands)
Balance at beginning of year	$547,530	$545,370	$592,322
Amounts capitalized	214,184	111,428	143,711
Amounts retired or adjusted	(154,581)	(109,268)	(190,663)
Balance at close of period	$607,133	$547,530	$545,370
Reconciliation of accumulated depreciation:

	2014	2013	2012
	(In thousands)
Balance at beginning of year	$(28,066)	$(28,220)	$(26,955)
Depreciation expense	(3,319)	(2,185)	(3,640)
Amounts retired or adjusted	8	2,339	2,375
Balance at close of period	$(31,377)	$(28,066)	$(28,220)

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
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
(c) Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Set forth below is certain information about the members of our Board of Directors:

Name	Age	Year First Elected to the Board	Principal Occupation
Kenneth M. Jastrow, II	67	2007	Non-Executive Chairman of Forestar Group Inc.
Kathleen Brown	69	2007	Partner at Manatt, Phelps & Phillips, L.L.P.
William G. Currie	67	2007	Chairman of Universal Forest Products, Inc.
James M. DeCosmo	56	2007	President and Chief Executive Officer of Forestar Group Inc.
Michael E. Dougherty	74	2008	Founder and Chairman of Dougherty Financial Group LLC
James A. Johnson	71	2007	Chairman and Chief Executive Officer of Johnson Capital Partners
Charles W. Matthews	70	2012	Retired Vice President and General Counsel of Exxon Mobil Corporation
William C. Powers, Jr.	68	2007	President of The University of Texas at Austin
James A. Rubright	68	2007	Retired Chairman and Chief Executive Officer of Rock-Tenn Company
Daniel B. Silvers	38	2015	President of SpringOwl Asset Management LLC
Richard M. Smith	69	2007	President of Pinkerton Foundation
David L. Weinstein	48	2015	Retired President and Chief Executive Officer of MPG Office Trust, Inc.
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

Equity Compensation Plan Information
We have only one equity compensation plan, the Forestar 2007 Stock Incentive Plan. It was approved by our sole stockholder prior to spin-off and material terms and amendments thereto were subsequently approved by our stockholders. Information at year-end 2014 about our equity compensation plan under which our common stock may be issued follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)(2)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,688,955	$22.33	932,885
Equity compensation plans not approved by security holders	None	None	None
Total	3,688,955	$22.33	932,885
  _____________________

(1)
Includes approximately 705,000 shares issuable to personnel of Temple-Inland and the other spin-off entity resulting from the equitable adjustment of Temple-Inland equity awards in connection with our spin-off.

(2)
Includes approximately 496,000 equity-settled restricted stock units, 330,000 market-leveraged stock units and 241,000 performance stock units, which are excluded from the calculation of weighted-average exercise price. The market-leveraged stock unit awards will be settled in common stock based upon our stock price performance over three years from the date of grant. The number of shares to be issued could range from a high of 495,000 shares if our stock price increases by 50 percent or more, to 165,000 shares if our stock price decreases by 50 percent, or could be zero if our stock price decreases by more than 50 percent, the minimum threshold performance.
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

4.8	Form of 6.00% Tangible Equity Unit (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed with the Commission on November 27, 2013).
4.9	Form of Purchase Contract (incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K filed with the Commission on November 27, 2013).
4.10	Form of Amortizing Note (incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K filed with the Commission on November 27, 2013).
4.11	Indenture, dated May 12, 2014 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on May 15, 2014).
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
10.5†
Amended and Restated Forestar Group Inc. Directors' Fee Deferral Plan (incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K filed with the Commission on March 11, 2014).

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

10.19
Guaranty Agreement dated June 28, 2012 by Forestar (USA) Real Estate Group. in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 29, 2012).

10.20
Voting Agreement, dated June 3, 2012, by and among Forestar Group Inc., James T. Huffman, RCH Energy Opportunity Fund III, LP and RCH Energy SSI Fund, LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 4, 2012).

10.21
Guaranty Agreement dated May 24, 2012 by Forestar (USA) Real Estate Group Inc. in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 29, 2012).

10.22
Underwriting Agreement, dated as of November 21, 2013, by and between the Company and Goldman, Sachs & Co. (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 27, 2013).

10.23†
Amendment No. 2 to Forestar Group Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K filed with the Commission on March 11, 2014).

10.24
Agreement of Guaranty and Suretyship (Completion) dated January 17, 2014 by Forestar Group Inc. in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on January 17, 2014).

10.25
Agreement of Guaranty and Suretyship (Payment) dated January 17, 2014 by Forestar Group Inc. in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on January 17, 2014).

10.26
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

10.27
Guaranty dated July 15, 2014 by Forestar (USA) Real Estate Group Inc. in favor of Regions Bank (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on July 18, 2014).

10.28†
Separation Agreement and Release of All Claims dated January 8, 2015, between Flavious J. Smith, Jr. and Forestar Group Inc. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on January 14, 2015).

10.29
Director Nomination Agreement, dated as of February 9, 2015, by and among Forestar Group Inc., SpringOwl Associates LLC and Cove Street Capital, LLC (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on February 9, 2015).

21.1*	List of Subsidiaries of the Company.
23.1*	Consent of Ernst & Young LLP.
23.2*	Consent of Netherland, Sewell & Associates, Inc.
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Reserve report of Netherland, Sewell & Associates, Inc., dated February 12, 2015.
101.1*
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statement of Equity (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

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
Date: March 6, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ James M. DeCosmo	Director, President and Chief Executive Officer (Principal Executive Officer)	March 6, 2015
James M. DeCosmo

/s/ Christopher L. Nines	Chief Financial Officer (Principal Financial Officer)	March 6, 2015
Christopher L. Nines

/s/ Sabita C. Reddy	Vice President Accounting (Principal Accounting Officer)	March 6, 2015
Sabita C. Reddy

/s/ Kenneth M. Jastrow, II	Non-Executive Chairman of the Board	March 6, 2015
Kenneth M. Jastrow, II

/s/ Kathleen Brown	Director	March 6, 2015
Kathleen Brown

/s/ William G. Currie	Director	March 6, 2015
William G. Currie

/s/ Michael E. Dougherty	Director	March 6, 2015
Michael E. Dougherty

/s/ James A. Johnson	Director	March 6, 2015
James A. Johnson

/s/ Charles W. Matthews	Director	March 6, 2015
Charles W. Matthews

/s/ William C. Powers, Jr.	Director	March 6, 2015
William C. Powers, Jr.

/s/ James A. Rubright	Director	March 6, 2015
James A. Rubright

/s/ Daniel B. Silvers	Director	March 6, 2015
Daniel B. Silvers

/s/ Richard M. Smith	Director	March 6, 2015
Richard M. Smith

/s/ David L. Weinstein	Director	March 6, 2015
David L. Weinstein