Form 10-Q
period 2015-03-31
Forestar Group Inc.
filed 2015-05-08
CIK 1406587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding as of May 4, 2015
Common Stock, par value $1.00 per share	33,618,526

FORESTAR GROUP INC.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
FORESTAR GROUP INC.
Consolidated Balance Sheets
(Unaudited)

	First Quarter-End	Year-End
	2015	2014
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$126,262	$170,127
Real estate, net	596,284	575,756
Oil and gas properties and equipment, net	279,954	263,493
Investment in unconsolidated ventures	65,381	65,005
Timber	8,430	8,315
Receivables, net	15,785	24,589
Income taxes receivable	2,092	7,503
Prepaid expenses	3,379	6,000
Property and equipment, net	11,104	11,627
Deferred tax asset, net	44,583	40,624
Goodwill and other intangible assets	65,891	66,131
Other assets	17,826	19,029
TOTAL ASSETS	$1,236,971	$1,258,199
LIABILITIES AND EQUITY
Accounts payable	$11,123	$20,400
Accrued employee compensation and benefits	2,807	8,323
Accrued property taxes	3,092	5,966
Accrued interest	7,551	3,451
Earnest money deposits	10,113	10,045
Other accrued expenses	33,964	35,729
Other liabilities	30,519	31,799
Debt	434,413	432,744
TOTAL LIABILITIES	533,582	548,457
COMMITMENTS AND CONTINGENCIES
EQUITY
Forestar Group Inc. shareholders’ equity:
Common stock, par value $1.00 per share, 200,000,000 authorized shares, 36,946,603 issued at first quarter-end 2015 and year-end 2014	36,947	36,947
Additional paid-in capital	558,600	558,945
Retained earnings	158,843	167,001
Treasury stock, at cost, 3,328,077 shares at first quarter-end 2015 and 3,485,278 shares at year-end 2014	(53,124)	(55,691)
Total Forestar Group Inc. shareholders’ equity	701,266	707,202
Noncontrolling interests	2,123	2,540
TOTAL EQUITY	703,389	709,742
TOTAL LIABILITIES AND EQUITY	$1,236,971	$1,258,199
Please read the notes to consolidated financial statements.

FORESTAR GROUP INC.
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	First Quarter
	2015	2014
	(In thousands, except per share amounts)
REVENUES
Real estate sales and other	$21,961	$55,547
Commercial and income producing properties	10,869	9,933
Real estate	32,830	65,480
Oil and gas	13,185	17,554
Other natural resources	1,790	1,571
	47,805	84,605
COSTS AND EXPENSES
Cost of real estate sales and other	(10,362)	(26,064)
Cost of commercial and income producing properties	(7,692)	(10,120)
Cost of oil and gas producing activities	(11,542)	(12,620)
Cost of other natural resources	(920)	(776)
Other operating	(18,060)	(13,997)
General and administrative	(8,142)	(5,145)
	(56,718)	(68,722)
GAIN ON SALE OF ASSETS	1,176	—
OPERATING INCOME (LOSS)	(7,737)	15,883
Equity in earnings of unconsolidated ventures	3,045	991
Interest expense	(8,821)	(5,503)
Other non-operating income	917	2,294
INCOME (LOSS) BEFORE TAXES	(12,596)	13,665
Income tax benefit (expense)	4,359	(4,658)
CONSOLIDATED NET INCOME (LOSS)	(8,237)	9,007
Less: Net (income) loss attributable to noncontrolling interests	79	(673)
NET INCOME (LOSS) ATTRIBUTABLE TO FORESTAR GROUP INC.	$(8,158)	$8,334
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	34,168	35,576
Diluted	34,168	43,913
NET INCOME (LOSS) PER COMMON SHARE
Basic	$(0.24)	$0.20
Diluted	$(0.24)	$0.19
TOTAL COMPREHENSIVE INCOME (LOSS)	$(8,158)	$8,334
Please read the notes to consolidated financial statements.

FORESTAR GROUP INC.
Consolidated Statements of Cash Flows
(Unaudited)

	First Quarter
	2015	2014
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$(8,237)	$9,007
Adjustments:
Depreciation, depletion and amortization	11,325	7,439
Change in deferred income taxes	(4,359)	2,976
Equity in earnings of unconsolidated ventures	(3,045)	(991)
Distributions of earnings of unconsolidated ventures	2,845	1,018
Share-based compensation	3,342	313
Real estate cost of sales	9,884	24,812
Dry hole and leasehold abandonment costs	86	2,381
Real estate development and acquisition expenditures, net	(34,769)	(35,035)
Reimbursements from utility and improvement districts	4,130	1,536
Other changes in real estate	667	652
Changes in deferred income	81	(132)
Gain on sale of assets	(1,176)	—
Other	982	615
Changes in:
Notes and accounts receivable	7,016	7,433
Prepaid expenses and other	2,695	790
Accounts payable and other accrued liabilities	(15,644)	(15,104)
Income taxes	5,411	(2,167)
Net cash provided by (used for) operating activities	(18,766)	5,543
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, equipment, software, reforestation and other	(2,809)	(4,699)
Oil and gas properties and equipment	(23,718)	(19,357)
Investment in unconsolidated ventures	(831)	(4,293)
Proceeds from sales of oil and gas properties, net	2,000	—
Return of investment in unconsolidated ventures	655	155
Net cash used for investing activities	(24,703)	(28,194)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of debt	(2,463)	(15,711)
Additions to debt	3,119	2,608
Deferred financing fees	(6)	—
Distributions to noncontrolling interests, net	(338)	(498)
Purchase of noncontrolling interests	—	(7,971)
Exercise of stock options	14	754
Payroll taxes on issuance of stock-based awards	(723)	(879)
Excess income tax benefit from share-based compensation	1	20
Net cash used for financing activities	(396)	(21,677)

Net decrease in cash and cash equivalents	(43,865)	(44,328)
Cash and cash equivalents at beginning of period	170,127	192,307
Cash and cash equivalents at end of period	$126,262	$147,979
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
We prepare our unaudited interim financial statements in accordance with U.S. generally accepted accounting principles and Securities and Exchange Commission requirements for interim financial statements. As a result, they do not include all the information and disclosures required for complete financial statements. However, in our opinion, all adjustments considered necessary for a fair presentation have been included. Such adjustments consist only of normal recurring items unless otherwise noted. We make estimates and assumptions about future events. Actual results can, and probably will, differ from those we currently estimate including those principally related to allocating costs to real estate, measuring long-lived assets for impairment, oil and gas revenue accruals, capital expenditure and lease operating expense accruals associated with our oil and gas production activities, oil and gas reserves and depletion of our oil and gas properties. These interim operating results are not necessarily indicative of the results that may be expected for the entire year. For further information, please read the financial statements included in our 2014 Annual Report on Form 10-K.
Note 2—New and Pending Accounting Pronouncements
Pending Accounting Standards
In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard becomes effective for annual and interim periods beginning after December 15, 2016. On April 1, the FASB voted to propose a deferral of the effective date of the new standard by one year. This proposed deferral would result in the new standard being effective after December 15, 2017. We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our earnings, financial position and disclosures.
In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, requiring entities to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The revised consolidation model: (1) modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, (2) eliminates the presumption that a general partner should consolidate a limited partnership, (3) affects the consolidation analysis of reporting entities that are involved with VIEs, and (4) provides a scope exception from consolidation guidance for reporting entities with interests in certain legal entities. The updated standard is effective for financial statements issued for annual and interim periods beginning after December 15, 2015. Early adoption is permitted. The updated standard may be applied retrospectively or using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. We are currently evaluating the effect that the updated standard will have on our earnings, financial position and disclosures.
In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, as part of its initiative to reduce complexity in accounting standards. To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The updated standard is effective for financial statements issued for annual and interim periods beginning after December 15, 2015. We are currently evaluating the effect that the updated standard will have on our financial position and disclosures.

Note 3—Real Estate
Real estate consists of:

	First Quarter-End	Year-End
	2015	2014
	(In thousands)
Entitled, developed and under development projects	$338,607	$321,273
Undeveloped land (includes land in entitlement)	93,458	93,182
Commercial and income producing properties
Carrying value	196,348	192,678
Less: accumulated depreciation	(32,129)	(31,377)
Net carrying value	164,219	161,301
	$596,284	$575,756
Our estimated costs of assets for which we expect to be reimbursed by utility and improvement districts were $90,506,000 at first quarter-end 2015 and $65,212,000 at year-end 2014, including $47,075,000 at first quarter-end 2015 and $31,913,000 at year-end 2014 related to our Cibolo Canyons project near San Antonio, Texas. At first quarter-end 2015,$47,075,000 of reimbursable costs for the Cibolo Canyons project were related to submitted and approved reimbursements of $65,438,000 net of collections totaling $33,552,000 plus $15,189,000 of additional reimbursable costs we incurred which we plan to submit for approval from the district. At year-end 2014, $31,913,000 of reimbursable costs for the Cibolo Canyons project were related to costs of $65,465,000 that were submitted, net of collections totaling $33,552,000. These costs are principally for water, sewer and other infrastructure assets that we have incurred and submitted or will submit to utility or improvement districts for approval and reimbursement. We expect to be reimbursed by utility and improvement districts when these districts achieve adequate tax basis or otherwise have funds available to support payment. In first quarter 2015, our submitted reimbursements to these districts for all real estate projects excluding Cibolo Canyons project were $1,520,000 and we have collected and $4,130,000 in reimbursements that were previously submitted to these districts.
At first quarter-end 2015, commercial and income producing properties represents our investment of $78,566,000 in multifamily development sites located in Austin, Charlotte, Dallas and Nashville, $52,742,000 investment in a 257-unit multifamily project in Austin, $32,505,000 investment in a 413 guest room hotel in Austin and $406,000 investment in a golf course and a country club property located near Fort Worth.
Note 4—Oil and Gas Properties and Equipment, net
Net capitalized costs, utilizing the successful efforts method of accounting, related to our oil and gas producing activities follows:

	First Quarter-End	Year-End
	2015	2014
	(In thousands)
Unproved oil and gas properties	$85,771	$90,446
Proved oil and gas properties	249,601	221,299
Total costs	335,372	311,745
Less: accumulated depreciation, depletion and amortization	(55,418)	(48,252)
	$279,954	$263,493
In first quarter 2015, we recorded a gain of $1,176,000 related to the sale of 290 net mineral acres leased from others in North Dakota for $2,000,000.

Note 5—Goodwill and Other Intangible Assets
Carrying value of goodwill and other intangible assets follows:

	First Quarter-End	Year-End
	2015	2014
	(In thousands)
Goodwill	$63,423	$63,423
Identified intangibles, net	2,468	2,708
	$65,891	$66,131
At first quarter-end 2015, goodwill related to our oil and gas properties is $59,549,000 and $3,874,000 is associated with a water resources company acquired in 2010.
Identified intangibles include $1,681,000 in indefinite lived groundwater leases associated with a water resources company acquired in 2010, $433,000 related to in-place tenant leases with definite lives associated with the purchase of our partner's interest in the Eleven venture and $354,000 related to patents with definite lives associated with the Calliope Gas Recovery System, a process to increase natural gas production.
Note 6—Equity
A reconciliation of changes in equity at first quarter-end 2015 follows:

	Forestar Group Inc.	Noncontrolling Interests	Total
	(In thousands)
Balance at year-end 2014	$707,202	$2,540	$709,742
Net income (loss)	(8,158)	(79)	(8,237)
Distributions to noncontrolling interests	—	(338)	(338)
Other (primarily share-based compensation)	2,222	—	2,222
	$701,266	$2,123	$703,389
Note 7—Investment in Unconsolidated Ventures
At first quarter-end 2015, we have ownership interests in 15 ventures that we account for using the equity method.
Combined summarized balance sheet information for our ventures accounted for using the equity method follows:

	Venture Assets		Venture Borrowings(a)		Venture Equity		Our Investment
	First Quarter-End	Year-End	First Quarter-End	Year-End	First Quarter-End	Year-End	First Quarter-End	Year-End
	2015	2014	2015	2014	2015	2014	2015	2014
	(In thousands)
242, LLC (b)	$35,556	$33,021	$9,328	$6,940	$22,253	$21,789	$10,363	$10,098
CL Ashton Woods, LP (c)	12,649	13,269	—	—	9,479	11,453	4,693	6,015
CL Realty, LLC	7,965	7,960	—	—	7,899	7,738	3,950	3,869
CREA FMF Nashville LLC (b)	50,251	40,014	40,648	29,660	5,874	5,987	5,403	5,516
Elan 99, LLC	12,060	10,070	1	1	10,333	9,643	9,299	8,679
FMF Littleton LLC	32,765	26,953	3,912	—	24,737	24,435	6,362	6,287
FMF Peakview LLC	45,457	43,638	24,774	23,070	17,462	17,464	3,574	3,575
HM Stonewall Estates, Ltd (c)	3,629	3,750	33	669	3,596	3,081	1,982	1,752
LM Land Holdings, LP (c)	30,487	25,561	8,505	4,448	19,750	18,500	9,686	9,322
PSW Communities, LP	18,964	16,045	12,870	10,515	4,610	4,415	4,097	3,924
Temco Associates, LLC	11,734	11,756	—	—	11,556	11,556	5,778	5,778
Other ventures (d)	4,837	8,453	23,437	26,944	(25,752)	(25,614)	194	190
	$266,354	$240,490	$123,508	$102,247	$111,797	$110,447	$65,381	$65,005

Combined summarized income statement information for our ventures accounted for using the equity method follows:

	Venture Revenues		Venture Earnings (Loss)		Our Share of Earnings (Loss)
	First Quarter
	2015	2014	2015	2014	2015	2014
	(In thousands)
242, LLC (b)	$5,331	$1,475	$3,464	$533	$1,766	$277
CL Ashton Woods, LP (c)	1,350	708	527	220	678	318
CL Realty, LLC	279	368	160	230	80	115
CREA FMF Nashville LLC (b)	6	—	(113)	(25)	(113)	(25)
Elan 99, LLC	—	—	(2)	—	(2)	—
FMF Peakview LLC	186	—	(482)	(73)	(96)	(15)
HM Stonewall Estates, Ltd (c)	1,058	1,001	515	352	230	141
LM Land Holdings, LP (c)	1,976	4,898	1,250	2,927	364	677
PSW Communities, LP	2,427	—	195	(216)	173	(189)
Temco Associates, LLC	58	60	(1)	(18)	—	(9)
Other ventures (d)	3,701	385	(203)	(261)	(35)	(299)
	$16,372	$8,895	$5,310	$3,669	$3,045	$991
 _____________________

(a)	Total includes current maturities of $78,947,000 at first quarter-end 2015, of which $51,788,000 is non-recourse to us, and $65,795,000 at year-end 2014, of which $42,566,000 is non-recourse to us.

(b)
Includes unamortized deferred gains on real estate contributed by us to ventures. We recognize deferred gains as income as real estate is sold to third parties. Deferred gains of $1,587,000 are reflected as a reduction to our investment in unconsolidated ventures at first quarter-end 2015.

(c)
Includes unrecognized basis difference of $1,373,000 which is reflected as a reduction of our investment in unconsolidated ventures at first quarter-end 2015. The difference will be accreted as income or expense over the life of the investment and included in our share of earnings (loss) from the respective ventures.

(d)
Our investment in other ventures reflects our ownership interests, excluding venture losses that exceed our investment where we are not obligated to fund those losses. Please read Note 16—Variable Interest Entities for additional information.

In first quarter 2015, we invested $831,000 in these ventures and received $3,500,000 in distributions. In first quarter 2014, we invested $4,293,000 in these ventures and received $1,173,000 in distributions. Distributions include both return of investments and distribution of earnings.
Note 8—Receivables
Receivables consist of:

	First Quarter-End	Year-End
	2015	2014
	(In thousands)
Oil and gas revenue accruals	6,811	7,293
Other receivables and accrued interest	4,696	6,505
Oil and gas joint interest billing receivables	2,657	5,738
Other loans secured by real estate, average interest rates of 9.90% at first quarter-end 2015 and 4.41% at year-end 2014	1,879	1,737
Loan secured by real estate	$—	$3,574
	16,043	24,847
Allowance for bad debts	(258)	(258)
	$15,785	$24,589
In second quarter 2011, we acquired a non-performing loan that was secured by a lien on developed and undeveloped real estate located near Houston designated for single-family residential and commercial development. In first quarter 2015, the loan was paid in full and we received principal payments of $4,394,000 and interest payments of $49,000.

Estimated accretable yield follows:

First Quarter-End
2015
(In thousands)
Beginning of period (year-end 2014)	$839
Change in accretable yield due to change in timing of estimated cash flows	30
Interest income recognized (in first quarter 2015)	(869)
End of period	$—
Other loans secured by real estate generally are secured by a deed of trust and due within three years.
Note 9—Debt
Debt consists of:

	First Quarter-End	Year-End
	2015	2014
	(In thousands)
8.50% senior secured notes due 2022	250,000	250,000
3.75% convertible senior notes due 2020, net of discount	104,020	103,194
6.00% tangible equity unit notes, net of discount	15,092	17,154
Secured promissory notes — average interest rates of 3.18% at first quarter-end 2015 and 3.17% at year-end 2014	15,400	15,400
Other indebtedness — interest rates ranging from 2.19% to 5.50% at first quarter-end 2015	49,901	46,996
	$434,413	$432,744
Our debt agreements contain financial covenants customary for such agreements including minimum levels of interest coverage and limitations on leverage. At first quarter-end 2015, we were in compliance with the financial covenants of these agreements.
At first quarter-end 2015, our senior secured credit facility provides for a $300,000,000 revolving line of credit maturing May 15, 2017. The revolving line of credit may be prepaid at any time without penalty. The revolving line of credit includes a $100,000,000 sublimit for letters of credit, of which $15,459,000 is outstanding at first quarter-end 2015. Total borrowings under our senior secured credit facility (including the face amount of letters of credit) may not exceed a borrowing base formula. At first quarter-end 2015, we had $284,541,000 in net unused borrowing capacity under our senior secured credit facility.
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
At first quarter-end 2015, secured promissory notes represent a $15,400,000 loan collateralized by a 413 guest room hotel located in Austin with a carrying value of $32,505,000. Other indebtedness principally represents $45,714,000 of senior secured loans for two multifamily properties, our 257-unit multifamily project in Austin and our 354-unit multifamily property in Dallas. The combined carrying value of these two multifamily properties is $87,012,000 at first quarter-end 2015.
At first quarter-end 2015 and year-end 2014, we have $14,276,000 and $15,168,000 in unamortized deferred financing fees which are included in other assets. Amortization of deferred financing fees was $1,156,000 and $901,000 in first quarter 2015 and 2014 and is included in interest expense.

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
Non-financial assets measured at fair value on a non-recurring basis principally include real estate assets, oil and gas properties, assets held for sale, goodwill and other intangible assets, which are measured for impairment. In first quarter 2015, we recognized non-cash asset impairment charges of $504,000 associated with a residential development with golf course and country club property located near Fort Worth. We had no non-cash impairment charges of proved oil and gas properties in first quarter 2015.

	First Quarter-End 2015				Year-End 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Non-Financial Assets and Liabilities:
Real estate	$—	$1,948	$—	$1,948	$—	$970	$—	$970
Proved oil and gas properties	$—	$—	$—	$—	$—	$—	$3,655	$3,655
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
Information about our fixed rate financial instruments not measured at fair value follows:

	First Quarter-End 2015		Year-End 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Technique
	(In thousands)
Loan secured by real estate	$—	$—	$3,574	$4,859	Level 2
Fixed rate debt	$(369,112)	$(357,342)	$(370,348)	$(359,131)	Level 2
Note 11—Capital Stock
In first quarter 2015, we accelerated the expiration date of our shareholder rights plan from December 11, 2017 to March 13, 2015, resulting in termination of the plan.
Please read Note 17—Share-Based and Long-Term Incentive Compensation for information about additional shares of common stock that could be issued under terms of our share-based compensation plans.
At first quarter-end 2015, personnel of former affiliates held options to purchase 510,000 shares of our common stock. The options have a weighted average exercise price of $28.42 and a weighted average remaining contractual term of one year. At first quarter-end 2015, the options have an aggregate intrinsic value of $24,600.
Note 12—Net Income (Loss) per Share
Basic and diluted earnings per share is computed using the two-class method. The two-class method is an earnings allocation formula that determines net income per share for each class of common stock and participating security. We have determined that our 6.00% tangible equity units (Units) are participating securities. Per share amounts are computed by dividing earnings available to common shareholders by the weighted average shares outstanding during each period. In periods with a net loss, no such adjustment is made to earnings as the holders of the participating securities have no obligation to fund losses.
Due to a net loss in first quarter 2015, as the effect of potentially dilutive securities would be anti-dilutive, basic and diluted loss per share are the same. The computations of basic and diluted earnings per share are as follows:

	First Quarter
	2015	2014
	(In thousands)
Numerator:
Consolidated net income (loss)	$(8,237)	$9,007
Less: Net loss (income) attributable to noncontrolling interest	79	(673)
Earnings (loss) available for diluted earnings per share	$(8,158)	$8,334
Less: Undistributed net income allocated to participating securities	—	(1,295)
Earnings (loss) available to common shareholders for basic earnings per share	$(8,158)	$7,039

Denominator:
Weighted average common shares outstanding — basic	34,168	35,576
Weighted average common shares upon conversion of participating securities (a)	—	7,857
Dilutive effect of stock options, restricted stock and equity-settled awards	—	480
Total weighted average shares outstanding — diluted	34,168	43,913
Anti-dilutive awards excluded from diluted weighted average shares	10,743	2,051
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
We intend to settle the principal amount of our convertible senior notes (Convertible Notes) in cash upon conversion with only the amount in excess of par value of the Convertible Notes to be settled in shares of our common stock. Therefore, our calculation of diluted net income per share using the treasury stock method includes only the amount, if any, in excess of par value of the Convertible Notes. As such, the Convertible Notes have no impact on diluted net income per share until the price of our common stock exceeds the $24.49 conversion price of the Convertible Notes. The average price of our common stock in first quarter 2015 did not exceed the conversion price which resulted in no additional diluted outstanding shares.
Note 13—Income Taxes
Our effective tax rate was 35 percent in first quarter 2015, which includes a two percent benefit for noncontrolling interests and a two percent detriment for share-based compensation benefits that will not be realized. Our effective tax rate was 34 percent in first quarter 2014, which included a two percent benefit for noncontrolling interests. Our effective tax rates also include the effect of state income taxes, nondeductible items and benefits of percentage depletion.
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
Environmental
Environmental remediation liabilities arise from time to time in the ordinary course of doing business, and we believe we have established adequate reserves for any probable losses that we can reasonably estimate. We own 288 acres near Antioch,

California, portions of which were sites of a former paper manufacturing operation that are in remediation. We have received certificates of completion on all but one 80 acre tract, a portion of which includes subsurface contamination. We estimate the remaining cost to complete remediation activities will be approximately $451,000, which is included in other accrued expenses. It is possible that remediation or monitoring activities could be required in addition to those included within our estimate, but we are unable to determine the scope, timing or extent of such activities.
We have asset retirement obligations related to the abandonment and site restoration requirements that result from the acquisition, construction and development of oil and gas properties. We record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Accretion expense related to the asset retirement obligation and depletion expense related to capitalized asset retirement cost is included in cost of oil and gas producing activities on our consolidated statements of income and comprehensive income. At first quarter-end 2015 and year-end 2014, our asset retirement obligation was $1,877,000 and $1,807,000, which is included in other liabilities.
Oil and Gas Restructuring Costs
In connection with review of strategic alternatives with respect to our oil and gas business that was announced in December 2014, we offered retention bonuses aggregating $1,519,000 to key personnel provided they remain our employees through December 2015. We are expensing retention bonus costs over the retention period. In first quarter 2015, we incurred severance expenses related to staff reductions, paid a portion of the December 2014 accrual under written severance agreements and incurred costs associated with closure of our Fort Worth office. Office closure costs include a $1,750,000 lease termination charge and $391,000 for write off of leasehold improvements which were partially offset by a deferred lease credit of $364,000. These restructuring costs are included in other operating expense on our consolidated statements of income and comprehensive income. We may incur additional costs related to our review of strategic alternatives associated with our oil and gas business.
The following table summarizes activity related to liabilities associated with our oil and gas restructuring activities in first quarter 2015:

	Employee-Related Costs	Facility Closure	Total
	(In thousands)
Balance at year-end 2014	$(2,367)	$—	$(2,367)
Additions	(1,068)	(1,750)	(2,818)
Payments	1,894	1,750	3,644
Balance at first quarter-end 2015	$(1,541)	$—	$(1,541)
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
Total assets allocated by segment are as follows:

	First Quarter-End	Year-End
	2015	2014
	(In thousands)
Real estate	$670,067	$654,774
Oil and gas	352,695	342,703
Other natural resources	20,077	22,531
Assets not allocated to segments (a)	194,132	238,191
	$1,236,971	$1,258,199
  _________________________

(a)
Assets not allocated to segments at first quarter-end 2015 principally consist of cash and cash equivalents of $126,262,000 and a net deferred tax asset of $44,583,000. Assets not allocated to segments at year-end 2014 principally consist of cash and cash equivalents of $170,127,000 and a net deferred tax asset of $40,624,000.

We evaluate performance based on segment earnings (loss) before unallocated items and income taxes. Segment earnings (loss) consist of operating income, equity in earnings (loss) of unconsolidated ventures, gain on sales of assets, interest income on loans secured by real estate and net (income) loss attributable to noncontrolling interests. Items not allocated to our business segments consist of general and administrative expense, share-based and long-term incentive compensation, gain on sale of strategic timberland, interest expense and other corporate non-operating income and expense. The accounting policies of the segments are the same as those described in Note 1—Basis of Presentation. Our revenues are derived from U.S. operations and all of our assets are located in the U.S. In first quarter 2015, no single customer accounted for more than ten percent of our total revenues.
Segment revenues and earnings are as follows:

	First Quarter
	2015	2014
	(In thousands)
Revenues:
Real estate	$32,830	$65,480
Oil and gas	13,185	17,554
Other natural resources	1,790	1,571
Total revenues	$47,805	$84,605
Segment earnings (loss):
Real estate	$9,066	$23,575
Oil and gas	(2,941)	807
Other natural resources	(391)	(528)
Total segment earnings	5,734	23,854
Items not allocated to segments (a)	(18,251)	(10,862)
Income (loss) before taxes attributable to Forestar Group Inc.	$(12,517)	$12,992
  _________________________

(a)	Items not allocated to segments consist of:

	First Quarter
	2015	2014
	(In thousands)
General and administrative expense	$(6,020)	$(5,168)
Shared-based and long-term incentive compensation expense	(3,458)	(313)
Interest expense	(8,821)	(5,503)
Other corporate non-operating income	48	122
	$(18,251)	$(10,862)
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
At first quarter-end 2015, we have four VIEs. We account for these VIEs using the equity method and we are not the primary beneficiary. Although we have certain rights regarding major decisions, we do not have the power to direct the activities that are most significant to the economic performance of these VIEs. At first quarter-end 2015, these VIEs have total assets of $73,855,000, substantially all of which represent developed and undeveloped real estate, and total liabilities of $89,317,000, which includes $36,306,000 of borrowings classified as current maturities. These amounts are included in the summarized balance sheet information for ventures accounted for using the equity method in Note 7—Investment in Unconsolidated Ventures. At first quarter-end 2015, our investment in these VIEs is $9,567,000 and is included in investment in unconsolidated ventures. In first quarter 2015, we contributed $37,000 to these VIEs. Our maximum exposure to loss related to one of these VIEs is estimated at $3,561,000, which exceeds our investment as we have a nominal general partner interest and could be held responsible for its liabilities. The maximum exposure to loss represents the maximum loss that we could be required to recognize assuming all the ventures’ assets (principally real estate) are worthless, without consideration of the probability of a loss or of any actions we may take to mitigate any such loss.
Note 17—Share-Based and Long-Term Incentive Compensation
Share-based and long-term incentive compensation expense consists of:

	First Quarter
	2015	2014
	(In thousands)
Cash-settled awards	296	(2,683)
Equity-settled awards	1,997	2,349
Restricted stock	17	46
Stock options	1,032	601
Total share-based compensation	3,342	313
Deferred cash	116	—
	$3,458	$313
Share-based and long-term incentive compensation expense is included in:

	First Quarter
	2015	2014
	(In thousands)
General and administrative expense	$2,122	$(23)
Other operating expense	1,336	336
	$3,458	$313
Share-Based Compensation
In first quarter 2015, we granted 89,900 cash-settled stock appreciation rights awards and 598,600 equity-settled awards. Cash-settled stock appreciation rights have a ten-year term, generally become exercisable ratably over four years and provide for accelerated or continued vesting upon retirement, death, or disability or if there is a change in control. Equity-settled awards granted to employees in the first quarter 2015 include market-leveraged stock units (MSUs) and stock options. Equity-settled MSUs will be settled in common stock based upon our stock price performance over 3 years years from the date of grant. Stock options have a ten-year term, generally become exercisable ratably over four years and provide for accelerated or continued vesting upon retirement, death, or disability or if there is a change in control. Equity-settled awards in the form of restricted stock units granted to our directors are fully vested at the time of grant and are issued upon retirement.
The fair value of awards granted to retirement eligible employees and expensed at the date of grant was $517,000 and $760,000 in first quarter 2015 and 2014. Unrecognized share-based compensation expense related to non-vested equity-settled awards, restricted stock and stock options is $10,177,000 at first quarter-end 2015.
In first quarter 2015 and 2014, we issued 157,201 and 167,747 shares out of our treasury stock associated with vesting of stock-based awards or exercise of stock options, net of 48,636 and 46,314 shares withheld having a value of $723,000 and $879,000 for payroll taxes in connection with vesting of stock-based awards or exercise of stock options.
Long-Term Incentive Compensation
In first quarter 2015, we granted $587,000 of long-term incentive compensation in the form of deferred cash compensation. Deferred cash will be paid out after the earlier of three years or the employee's retirement eligibility date and the expense is recognized ratably over the vesting period. The accrued liability was $116,000 at first quarter-end 2015 and is included in other liabilities.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2014 Annual Report on Form 10-K. Unless otherwise indicated, information is presented as of first quarter-end 2015, and references to acreage owned includes all acres owned by ventures regardless of our ownership interest in a venture.
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

•	the levels of resale housing inventory and potential impact of foreclosures in our mixed-use development projects and the regions in which they are located;

•	fluctuations in costs and expenses, including impacts from shortages in materials or labor;

•	demand for new housing, which can be affected by a number of factors including the availability of mortgage credit, job growth and fluctuations in commodity prices;

•	demand for multifamily communities, which can be affected by a number of factors including local markets and economic conditions;

•	competitive actions by other companies;

•	changes in governmental policies, laws or regulations and actions or restrictions of regulatory agencies;

•	risks associated with oil and gas exploration, drilling and production activities;

•	fluctuations in oil and gas commodity prices;

•	government regulation of exploration and production technology, including hydraulic fracturing;

•	the results of financing efforts, including our ability to obtain financing with favorable terms, or at all;

•	our ability to make interest and principal payments on our debt and satisfy the other covenants contained in our senior secured credit facility, indentures and other debt agreements;

•	our partners’ ability to fund their capital commitments and otherwise fulfill their operating and financial obligations;

•	the effect of limitations, restrictions and natural events on our ability to harvest and deliver timber;

•	inability to obtain permits for, or changes in laws, governmental policies or regulations affecting, water withdrawal or usage;

•	the final resolutions or outcomes with respect to our contingent and other liabilities related to our business; and

•	our ability to execute our growth strategy and deliver acceptable returns from acquisitions and other investments.

Other factors, including the risk factors described in Item 1A of our 2014 Annual Report on Form 10-K, may also cause actual results to differ materially from those projected by our forward-looking statements. New factors emerge from time to time and it is not possible for us to predict all such factors, nor can we assess the impact of any such factor on our business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.
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

Results of Operations
A summary of our consolidated results by business segment follows:

	First Quarter
	2015	2014
	(In thousands)
Revenues:
Real estate	$32,830	$65,480
Oil and gas	13,185	17,554
Other natural resources	1,790	1,571
Total revenues	$47,805	$84,605
Segment earnings (loss):
Real estate	$9,066	$23,575
Oil and gas	(2,941)	807
Other natural resources	(391)	(528)
Total segment earnings	5,734	23,854
Items not allocated to segments:
General and administrative expense	(6,020)	(5,168)
Share-based and long-term incentive compensation expense	(3,458)	(313)
Interest expense	(8,821)	(5,503)
Other corporate non-operating income	48	122
Income (loss) before taxes	(12,517)	12,992
Income tax benefit (expense)	4,359	(4,658)
Net income (loss) attributable to Forestar Group Inc.	$(8,158)	$8,334

Significant aspects of our results of operations follow:
First Quarter 2015

•	First quarter 2015 real estate segment earnings were down compared with first quarter 2014 principally due to lower undeveloped land sales and decreased residential lot sales activity.

•
First quarter 2015 oil and gas segment earnings (loss) includes lease termination penalty of $1,750,000 associated with closure of our office in Fort Worth, Texas and $1,068,000 of employee severance and retention bonus costs. These costs are related to our initiatives to significantly reduce oil and gas operating costs as part of our announced review of strategic alternatives. These charges are partially offset by a gain of $1,176,000 related to the sale of 290 net mineral leasehold acres in North Dakota. In addition, segment earnings (loss) were negatively impacted by lower realized oil and gas prices despite increase in production volumes when compared with first quarter 2014.

•
Share-based and long-term incentive compensation expense increased principally as result of a two percent increase in our stock price since year-end 2014, compared with a 16 percent decrease in our stock price in first quarter 2014 since year-end 2013, which impacted the value of vested cash-settled awards.

•	First quarter 2015 interest expense increased primarily due to higher average borrowing rates and increased debt outstanding.
First Quarter 2014

•	Real estate segment earnings benefited from increased undeveloped land and residential lot sales activity.

•	Oil and gas segment earnings decreased principally due to higher exploration, production and operating expenses which were partially offset by higher working interest production volumes compared with first quarter
2013. In addition, segment earnings were negatively impacted by lower production volumes and delay rental revenues associated with our owned mineral interests.

•	Other natural resources segment earnings decreased primarily due to lower fiber volumes.

•	First quarter 2014 share-based compensation expense decreased principally as result of a 16 percent decrease in our stock price since year-end 2013, compared with a 26 percent increase in our stock price in first quarter 2013 since year-end 2012, which impacted the value of vested cash-settled awards.

•	First quarter 2014 net income increased principally due to the reduction in shared-based compensation expense compared with first quarter 2013.
Current Market Conditions
Sales of new U.S. single-family homes reached a seven-year high of approximately 539,000 units in February 2015, on an annualized basis. However, March new home sales were down 11.4 percent sequentially to 481,000 units, indicating that the housing recovery remains tentative. Inventories of new homes are at historically low levels in many areas. In addition, declining finished lot inventories and supply of economically developable raw land has resulted in demand for our developed lots. However, national and global economic weakness and uncertainty, and a restrictive mortgage lending environment continue to threaten a robust recovery in the housing market, despite low interest rates. Multifamily market conditions continue to be strong, with many markets experiencing healthy occupancy levels and positive rent growth. This improvement has been driven primarily by limited housing inventory, reduced single-family mortgage credit availability, and the increased propensity to rent among the 18 to 34 year old demographic of the U.S. population.
Crude oil prices have declined approximately 30 percent since year-end 2014, driven by a combination of robust global oil production growth and weak market demand, which has resulted in record inventory levels. The International Energy Agency cut its full-year oil-demand growth forecast to the lowest level in five years. Despite the significant decline in crude oil prices, exploration and development activity continues to be liquids focused principally due to the premium price of oil over gas when comparing energy equivalency and current estimates of domestic gas producing supplies are believed to be sufficient. However, the impact of lower oil prices on well economics could impact future exploration and development activity.
Gas prices are down approximately 40 percent compared with year ago levels, and remain significantly lower than realized prices over the last decade.  Prolonged cold weather throughout the previous two heating seasons has taken working gas in storage below the previous five year average (2010 - 2014), however, increasing production levels and sufficient inventories have resulted in lower prices.

Business Segments
We manage our operations through three business segments:

•	Real estate,

•	Oil and gas, and

•	Other natural resources.
We evaluate performance based on segment earnings (loss) before unallocated items and income taxes. Segment earnings (loss) consist of operating income, equity in earnings (loss) of unconsolidated ventures, gain on sales of assets, interest income on loans secured by real estate and net (income) loss attributable to noncontrolling interests. Items not allocated to our business segments consist of general and administrative expense, share-based and long-term incentive compensation, gain on sale of strategic timberland, interest expense and other corporate non-operating income and expense. The accounting policies of the segments are the same as those described in the accounting policy note to the consolidated financial statements.
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
Real Estate
We own directly or through ventures approximately 112,000 acres of real estate located in 11 states and 14 markets. Our real estate segment secures entitlements and develops infrastructure on our lands, primarily for single-family residential and mixed-use communities. We own approximately 88,000 acres in a broad area around Atlanta, Georgia, with the balance located primarily in Texas. We target investments principally in our strategic growth corridors, regions across the southern half of the United States that possess key demographic and growth characteristics that we believe make them attractive for long-term real estate investment. We own and manage our projects either directly or through ventures. Our real estate segment revenues are principally derived from the sales of residential single-family lots and tracts, undeveloped land and commercial real estate, and from the operation of income producing properties, primarily a hotel and multifamily properties.
A summary of our real estate results follows:

	First Quarter
	2015	2014
	(In thousands)
Revenues	$32,830	$65,480
Cost of sales	(18,054)	(36,184)
Operating expenses	(9,602)	(8,075)
	5,174	21,221
Interest income on loan secured by real estate	869	2,172
Equity in earnings of unconsolidated ventures	2,944	855
Less: Net (income) loss attributable to noncontrolling interests	79	(673)
Segment earnings	$9,066	$23,575
Revenues in our owned and consolidated ventures consist of:

	First Quarter
	2015	2014
	(In thousands)
Residential real estate	$18,322	$35,261
Commercial real estate	1,377	171
Undeveloped land	2,015	19,713
Commercial and income producing properties	10,869	9,933
Other	247	402
	$32,830	$65,480
Residential real estate revenues principally consist of the sale of single-family lots to local, regional and national homebuilders. Revenues decreased in first quarter 2015 compared with first quarter 2014 primarily due to lower undeveloped land sales and decreased residential lot sales activity which was principally due to the first quarter 2014 bulk sale of 367 residential lots from projects near Atlanta.
In first quarter 2015, undeveloped land sales decreased as compared with first quarter 2014 due to first quarter 2014 sale of 9,329 acres for $19,713,000, or approximately $2,100 per acre, generating approximately $16,233,000 in segment earnings.
In first quarter 2015, commercial and income producing properties revenues include construction revenues of $2,029,000 associated with our multifamily fixed fee contract as general contractor. We are reimbursed for costs paid to subcontractors plus we may earn a development and construction fee on certain projects, both of which are included in commercial and income producing properties revenue. Revenues associated with multifamily construction contracts for first quarter 2014 were $3,233,000.
Units sold in our owned and consolidated ventures consist of:

	First Quarter
	2015	2014
Owned and consolidated ventures:
Residential lots sold	242	836
Revenue per lot sold	$73,064	$40,161
Commercial acres sold	4	—
Revenue per commercial acre sold	$329,863	$—
Undeveloped acres sold	731	9,329
Revenue per acre sold	$2,758	$2,113
Ventures accounted for using the equity method:
Residential lots sold	47	138
Revenue per lot sold	$92,551	$57,410
Commercial acres sold	29	—
Revenue per commercial acre sold	$312,237	$—
Undeveloped acres sold	—	—
Revenue per acre sold	$—	$—
In first quarter 2015, cost of sales include $2,434,000 related to multifamily construction contract costs we incurred as general contractor and paid to subcontractors associated with our development of a multifamily venture property, compared with $5,502,000 associated with two multifamily venture properties in first quarter 2014, of which one of was completed in second quarter 2014. Included in multifamily construction contract costs are charges of $405,000 in first quarter 2015 reflecting estimated cost increases associated with our fixed fee contracts as general contractor for one multifamily venture property compared with charges of $2,269,000 associated with two multifamily venture properties in first quarter 2014. In addition, first quarter 2015 cost of sales includes $504,000 of non-cash asset impairment charges associated with a residential development with golf course and country club property located near Fort Worth which was sold in April 2015.
Operating expenses consist of:

	First Quarter
	2015	2014
	(In thousands)
Employee compensation and benefits	$2,299	$2,858
Property taxes	2,114	1,586
Professional services	680	1,139
Depreciation and amortization	1,724	648
Other	2,785	1,844
	$9,602	$8,075
The increase in operating expenses for first quarter 2015 is principally related to increase in depreciation and amortization and property taxes associated with the Eleven project which was completed in second quarter 2014 and Midtown Cedar Hill project which is over 90 percent complete. In third quarter 2014, we acquired full ownership of the Eleven project in Austin in which we previously held a 25 percent interest.
Interest income principally represents earnings from a loan secured by a mixed-use real estate community in Houston. The loan was paid in full in first quarter 2015.

Increase in equity earnings from our unconsolidated ventures in first quarter 2015 is primarily associated with sale of 15 commercial tract acres from an equity method venture project in Houston, Texas for $5,331,000 generating equity earnings of $1,693,000.
In first quarter 2015, the decrease in net income attributable to noncontrolling interests compared with first quarter 2014 is principally due to the purchase of noncontrolling interests in the Lantana ventures for $7,971,000 in March 2014.
Information about our real estate projects and our real estate ventures follows:

	First Quarter-End
	2015	2014
Owned and consolidated ventures:
Entitled, developed and under development projects
Number of projects	66	63
Residential lots remaining	15,694	15,715
Commercial acres remaining	1,755	1,832
Undeveloped land and land in the entitlement process
Number of projects	11	12
Acres in entitlement process	24,430	25,390
Acres undeveloped	71,910	76,638
Ventures accounted for using the equity method:
Ventures’ entitled, developed and under development projects
Number of projects	8	8
Residential lots remaining	2,842	3,077
Commercial acres remaining	223	240
Ventures’ undeveloped land and land in the entitlement process
Acres undeveloped	4,539	5,547
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
Our net investment in owned and consolidated real estate by geographic location follows:

State	Entitled, Developed, and Under Development Projects	Undeveloped Land and Land in Entitlement Process	Commercial and Income Producing Properties	Total
	(In thousands)
Texas	$250,534	$1,831	$140,824	$393,189
Georgia	15,952	67,160	—	83,112
Colorado	25,747	219	—	25,966
California	8,916	23,360	—	32,276
North Carolina	12,148	—	15,456	27,604
Tennessee	10,045	837	7,939	18,821
Other	15,265	51	—	15,316
	$338,607	$93,458	$164,219	$596,284
Oil and Gas
Our oil and gas segment is focused on the exploration, development and production of oil and gas on our mineral and leasehold interests.
In addition, we lease portions of our 590,000 owned net mineral acres located principally in Texas, Louisiana, Georgia and Alabama to other oil and gas companies in return for a lease bonus, delay rentals and a royalty interest. At first quarter-end 2015, we have about 20,000 net acres leased to others, about 36,000 net acres leased to others that are held by production and

553 gross productive wells operated by others on our owned mineral acres. Most leases are for a three to five year term although all or a portion of a lease may be extended as long as actual production is occurring.
We acquired Credo in third quarter 2012, an independent oil and gas exploration, development and production company. At first quarter-end 2015, our leasehold interests include 370,000 net mineral acres leased from others principally located in Nebraska and Kansas primarily targeting the Lansing-Kansas City formation, in the Texas Panhandle primarily targeting the Tonkawa and Cleveland formations, in Oklahoma targeting various formations in the Anadarko Basin and in North Dakota primarily targeting the Bakken and Three Forks formations. Our leasehold interests include 9,000 net mineral acres in the Bakken and Three Forks formation. We have 48,000 net acres held by production and 410 gross oil and gas wells with working interest ownership, of which 154 are operated by us.
A summary of our oil and gas results follows:

	First Quarter
	2015	2014
	(In thousands)
Revenues	$13,185	$17,554
Cost of oil and gas producing activities	(11,542)	(12,620)
Operating expenses	(5,856)	(4,259)
	(4,213)	675
Gain on sale of assets	1,176	—
Equity in earnings of unconsolidated ventures	96	132
Segment earnings (loss)	$(2,941)	$807
Revenues consist of:

	First Quarter
	2015	2014
	(In thousands)
Oil production (a)	$11,304	$14,994
Gas production	1,516	1,941
Other (principally lease bonus and delay rentals)	365	619
	$13,185	$17,554
 _________________________

(a)	Oil production includes revenues from oil, condensate and natural gas liquids (NGLs).
In first quarter 2015, oil and gas production revenues decreased principally as a result of lower oil and gas prices despite increase in oil and gas production volumes as compared with first quarter 2014. Decrease in oil prices negatively impacted revenues by $14,296,000, partially offset by $10,606,000 increase in revenues as a result of higher oil production volumes. Decrease in gas prices negatively impacted revenues by $623,000, partially offset by $198,000 increase in revenues as a result of increased gas production volumes.
In first quarter 2015, other revenues include $279,000 in lease bonuses received from leasing approximately 800 net mineral acres owned in Texas and Louisiana compared with $598,000 in lease bonuses received from leasing approximately 1,700 net mineral acres owned in Texas and Louisiana in first quarter 2014.
Cost of oil and gas producing activities consists of:

	First Quarter
	2015	2014
	(In thousands)
Depletion and amortization	$7,204	$4,596
Production costs	4,102	3,848
Exploration costs	168	3,380
Impairment of unproved leasehold interests	7	755
Other	61	41
	$11,542	$12,620

In first quarter 2015, cost of oil and gas producing activities decreased compared with first quarter 2014 primarily due to lower exploration costs, which were partially offset by an increase in depletion expenses due to higher oil and gas production volumes. Depletion and amortization represent the non-cash cost of producing oil and gas associated with our working interests and is computed based on the units of production method.
Exploration costs principally represent exploratory dry hole costs, geological and geophysical and seismic study costs. Dry hole costs in first quarter 2015 decreased because of lower drilling activity of exploratory wells and were $78,000, compared with dry hole costs of $1,626,000 in first quarter 2014.
Production costs principally represent lease operating expenses associated with producing working interest wells and our share of production severance taxes related to both our royalty and working interests.

Oil and gas produced and average unit prices related to our royalty and working interests follows:

	First Quarter
	2015	2014
Consolidated entities:
Oil production (barrels)	269,900	157,000
Average oil price per barrel	$40.18	$91.40
NGL production (barrels)	23,700	15,000
Average NGL price per barrel	$19.28	$43.11
Total oil production (barrels), including NGLs	293,600	172,000
Average total oil price per barrel, including NGLs	$38.50	$87.18
Gas production (millions of cubic feet)	478.1	433.8
Average price per thousand cubic feet	$3.17	$4.47
Our share of ventures accounted for using the equity method:
Gas production (millions of cubic feet)	42.3	52.7
Average price per thousand cubic feet	$3.30	$3.49
Total consolidated and our share of equity method ventures:
Oil production (barrels)	269,900	157,000
Average oil price per barrel	$40.18	$91.40
NGL production (barrels)	23,700	15,000
Average NGL price per barrel	$19.28	$43.11
Total oil production (barrels), including NGLs	293,600	172,000
Average total oil price per barrel, including NGLs	$38.50	$87.18
Gas production (millions of cubic feet)	520.4	486.5
Average price per thousand cubic feet	$3.18	$4.37
Total BOE (barrel of oil equivalent) (a)	380,400	253,100
Average price per barrel of oil equivalent	$34.07	$67.64
 _________________________

(a)	Gas is converted to barrels of oil equivalent (BOE) using a conversion of six Mcf to one barrel of oil.
Operating expenses consist of:

	First Quarter
	2015	2014
	(In thousands)
Employee compensation and benefits	$2,621	$2,571
Professional and consulting services	707	389
Depreciation	211	251
Other	2,317	1,048
	$5,856	$4,259
First quarter 2015 operating expenses increased as compared with first quarter 2014, primarily as result of one-time restructuring costs of $1,750,000 in lease termination penalty associated with closing our office in Fort Worth, Texas and $1,068,000 of employee severance and retention costs. These one-time restructuring costs were partially offset by lower staffing costs in first quarter 2015 as result of a reduction in our workforce and strategy to reduce oil and gas operating expenses.
In first quarter 2015, we recorded a gain of $1,176,000 related to the sale of 290 net mineral acres leased from others in North Dakota for approximately $2,000,000.
Other Natural Resources
Our other natural resources segment manages our timber holdings, recreational leases and water resource initiatives. At first quarter-end 2015, we have about 101,000 real estate acres with timber we own directly or through ventures, primarily in Georgia and Texas. Our other natural resources segment revenues are principally derived from the sales of wood fiber from our land and leases for recreational uses. We have water interests in approximately 1.5 million acres, including a 45 percent nonparticipating royalty interest in groundwater produced or withdrawn for commercial purposes or sold from 1.4 million acres in Texas, Louisiana, Georgia and Alabama, and approximately 20,000 acres of groundwater leases in central Texas.

A summary of our other natural resources results follows:

	First Quarter
	2015	2014
	(In thousands)
Revenues	$1,790	$1,571
Cost of sales	(920)	(776)
Operating expenses	(1,266)	(1,327)
	(396)	(532)
Equity in earnings of unconsolidated ventures	5	4
Segment earnings (loss)	$(391)	$(528)
Revenues consist of:

	First Quarter
	2015	2014
	(In thousands)
Fiber	$1,245	$1,303
Water	100	—
Recreational leases and other	445	268
	$1,790	$1,571
First quarter 2015 water revenues are associated with a groundwater reservation agreement.
Fiber sold consists of:

	First Quarter
	2015	2014
Pulpwood tons sold	27,500	28,200
Average pulpwood price per ton	$8.63	$9.66
Sawtimber tons sold	20,100	28,900
Average sawtimber price per ton	$21.50	$21.71
Total tons sold	47,600	57,100
Average stumpage price per ton (a)	$14.07	$15.77
 _________________________

(a)	Average stumpage price per ton is based on gross revenues less cut and haul costs.
Information about our recreational leases follows:

	First Quarter
	2015	2014
Average recreational acres leased	109,700	115,200
Average price per leased acre	$8.66	$9.24

Cost of sales principally includes non-cash cost of timber cut and sold and delay rental payments paid to others related to groundwater leases in central Texas.
Operating expenses consist of:

	First Quarter
	2015	2014
	(In thousands)
Employee compensation and benefits	$683	$505
Professional and consulting services	349	675
Other	234	147
	$1,266	$1,327
Items Not Allocated to Segments
Unallocated items represent income and expenses managed on a company-wide basis and include general and administrative expenses, share-based and long-term incentive compensation, interest expense and other corporate non-operating income and expense. General and administrative expenses principally consist of accounting and finance, tax, legal, human resources, internal audit, information technology and our board of directors. These functions support all of our business segments and are not allocated.
General and administrative expenses consist of:

	First Quarter
	2015	2014
	(In thousands)
Employee compensation and benefits	$2,208	$2,261
Professional and consulting services	1,668	1,005
Facility costs	233	228
Depreciation and amortization	181	144
Insurance costs	151	275
Other	1,579	1,255
	$6,020	$5,168
Income Taxes

Our effective tax rate was 35 percent in first quarter 2015, which includes a two percent benefit for noncontrolling interests and a two percent detriment for share-based compensation benefits that will not be realized. Our effective tax rate was 34 percent in first quarter 2014, which included a two percent benefit for noncontrolling interests.
Our 2015 and 2014 effective tax rates also include the effect of state income taxes, nondeductible items and benefits of percentage depletion.
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
In first quarter 2015, net cash used for operating activities was $18,766,000 primarily due to a decrease in undeveloped land sales and lower residential lot sales activity. In addition, our real estate development and acquisition expenditures were $34,769,000 exceeding $9,884,000 of real estate cost of sales. In first quarter 2014, net cash provided by operating activities was $5,543,000 principally as result of selling 9,329 acres of undeveloped land for $19,713,000, offset by real estate development and acquisition expenditures of $35,035,000 exceeding $24,812,000 of real estate cost of sales.

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
In first quarter 2015, net cash used for investing activities was $24,703,000 principally due to our investment of $23,718,000 in oil and gas properties associated with our previously committed capital investments related to exploration and production operations. In addition, we invested $2,809,000 in property and equipment, software and reforestation, of which $2,357,000 is related to capital expenditures for our 413 guest room hotel in Austin. These are partially offset by proceeds of $2,000,000 related to sale of certain oil and gas properties in North Dakota. In first quarter 2014, net cash used for investing activities was $28,194,000 principally due to our investment of $19,357,000 in oil and gas properties associated with our exploration and production operations. In addition, we invested $4,699,000 in property and equipment, software and reforestation and a net investment in unconsolidated ventures of $4,138,000.
Cash Flows from Financing Activities
In first quarter 2015, net cash used for financing activities was $396,000 principally due to payroll taxes on share-settled equity awards and distributions to noncontrolling interests. In first quarter 2014, net cash used for financing activities was $21,677,000 principally due to debt payments of $15,711,000, of which $2,878,000 is related to debt outstanding for our Lantana partnerships and $2,700,000 is related to first installment payment of our amortizing notes associated with our tangible equity units, and the remaining associated with payment of other indebtedness.
Real Estate Acquisition and Development Activities
We secure entitlements and develop infrastructure, primarily for single family residential and mixed-use communities. We also develop and own directly or through ventures multifamily communities as income producing properties, primarily in our target markets.
We categorize real estate development and acquisition expenditures as operating activities on the statement of cash flows. These development and acquisition expenditures include costs for development of residential lots and mixed-used communities and multifamily community projects.
In first quarter 2015, real estate development and acquisition expenditures were $34,769,000 which includes the acquisition of three new community development sites for $19,100,000 and real estate development costs of $15,669,000.
Oil and Gas Drilling and Other Exploration and Development Activities
At first quarter-end 2015, we have ten Bakken/Three Forks wells waiting on completion and we held interests in 963 gross active wells.
Our planned expenditures for 2015 are expected to be significantly lower compared with 2014 and are primarily related to existing well commitments in the Bakken/Three Forks formation of North Dakota. In first quarter 2015, drilling and completion activity was primarily related to existing well commitments with 17 gross Bakken/Three Forks wells generating initial production and ten wells waiting on completion. In addition, in first quarter 2015, we have elected to participate as a non-operator in seven new gross wells for $8,900,000 in the Bakken/Three Forks formation of North Dakota. Regional allocation of our capital expenditures for drilling and completion activities in first quarter 2015 is shown below:

First Quarter
2015
(In thousands)
Bakken and Three Forks formations of North Dakota	$10,555
Lansing - Kansas City formation of Nebraska and Kansas	2,637
Other formations principally in Oklahoma	10,526
$23,718
Our accrued capital expenditures for drilling and completion costs and leasehold acquisitions at first quarter-end 2015 were $21,416,000 and are included in other accrued expenses in our consolidated balance sheets. These oil and gas property additions will be reflected as cash used for investing activities in the period the accrued payables are settled.
Our 2015 projected capital expenditures are subject to various conditions, including third-party operator drilling plans, oilfield services and equipment availability, commodity prices and drilling results. Although a portion of our capital expenditure budget is allocated to acquiring additional leasehold interest, we may decide to pursue incremental leasehold acquisitions which would require us to adjust our budget. Other factors that could cause us to adjust our projections include changes in commodity prices, service or material costs, opportunities, changes in conditions, or the performance of wells. We will continue to assess the gas and oil price environment along with our liquidity position and may increase or decrease our capital expenditure budget for exploration, development, or acquisition opportunities accordingly.
Liquidity
At first quarter-end 2015, our senior secured credit facility provides for a $300,000,000 revolving line of credit maturing May 15, 2017 (with two one-year extension options). The revolving line of credit may be prepaid at any time without penalty. The revolving line of credit includes a $100,000,000 sublimit for letters of credit, of which $15,459,000 is outstanding at first quarter-end 2015. Total borrowings under our senior secured credit facility (including the face amount of letters of credit) may not exceed a borrowing base formula.
At first quarter-end 2015, net unused borrowing capacity under our senior secured credit facility is calculated as follows:

Senior Credit Facility
(In thousands)
Borrowing base availability	$300,000
Less: borrowings	—
Less: letters of credit	(15,459)
$284,541
Our net unused borrowing capacity during first quarter 2015 ranged from a high of $284,592,000 to a low of $284,293,000. This facility is used primarily to fund our operating cash needs, which fluctuate due to timing of residential and commercial real estate sales, undeveloped land sales, oil and gas leasing, exploration and production activities and mineral lease bonus payments received, timber sales, reimbursements from utility and improvement districts, payment of payables and expenses and capital expenditures.
Our senior secured credit facility and other debt agreements contain financial covenants customary for such agreements including minimum levels of interest coverage and limitations on leverage. At first quarter-end 2015, we were in compliance with the financial covenants of these agreements.
The following table details our compliance with the financial covenants calculated as provided in the senior credit facility:

Financial Covenant	Requirement	First Quarter-End 2015
Interest Coverage Ratio (a)	≥2.50:1.0	4.07:1.0
Total Leverage Ratio (b)	≤50%	40.5%
Net Worth (c)	≥$593.3 million	$664.4 million

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

(c)
Calculated as the amount by which consolidated total assets (excluding Credo acquisition goodwill over $50,000,000) exceeds consolidated total liabilities. At first quarter-end 2015, the requirement is $593,287,000 computed as: $593,287,000 plus 85 percent of the aggregate net proceeds received by us from any equity offering, plus 75 percent of all positive net income, on a cumulative basis. This covenant is applied at the end of each quarter.

To make additional discretionary investments, acquisitions, or distributions, we must maintain available liquidity equal to 10 percent of the aggregate commitments in place. At first quarter-end 2015, the minimum liquidity requirement was $30,000,000, compared with $408,654,000 in actual available liquidity based on the unused borrowing capacity under our senior secured credit facility plus unrestricted cash and cash equivalents. The failure to maintain such minimum liquidity does not constitute a default or event of default of our senior secured credit facility.
Discretionary investments in community development may be restricted in the event that the revenue/capital expenditure ratio is less than or equal to 1.0x. At first quarter-end 2015, the revenue/capital expenditure ratio was 2.57x. Revenue is defined as total gross revenues (excluding revenues attributed to Credo and multifamily properties), plus our pro rata share of the operating revenues from unconsolidated ventures. Capital expenditures are defined as consolidated development and acquisition expenditures (excluding investments related to Credo and multifamily properties), plus our pro rata share of unconsolidated ventures’ development and acquisition expenditures.
In addition, we may elect to make distributions so long as the total leverage ratio is less than 40 percent, the interest coverage is greater than 3.0:1.0 and available liquidity is not less than $125,000,000. At first quarter-end 2015, our total leverage ratio exceeded 40 percent and as a result we are prohibited from making restricted payments until the above conditions are satisfied.
Contractual Obligations and Off-Balance Sheet Arrangements
In 2014, FMF Littleton LLC, an equity method venture in which we own a 25 percent interest, obtained a senior secured construction loan in the amount of $46,384,000 to develop a 385-unit multifamily project located in Littleton, Colorado. The outstanding balance was $3,912,000 at first quarter-end 2015. We provided the lender with a guaranty of completion of the improvements; a guaranty for repayment of 25 percent of the principal balance and unpaid accrued interest; and a standard nonrecourse carve-out guaranty. The principal guaranty will reduce from 25 percent of principal to ten percent upon achievement of certain conditions.
In 2014, CREA FMF Nashville LLC, an equity method venture with Massachusetts Mutual Life Insurance Co. (MassMutual) in which we own a 30 percent interest, obtained a senior secured construction loan in the amount of $51,950,000 to develop a 320-unit multifamily project located in Nashville, Tennessee. The outstanding balance at first quarter-end 2015 was $40,648,000. MassMutual is obligated to make a capital contribution to the venture in an amount equal to its equity commitment under the construction loan in an amount not to exceed $14,220,000. Such capital contribution shall be paid upon the earlier of (i) March 16, 2016 (ii) two months after the issuance of final certificates of occupancy with respect to the entire project, or (iii) ten business days after the date on which the long-term credit rating of MassMutual is less than AA- from Standard & Poor's or A1 from Moody's. We provided the lender with a guaranty of completion of the improvements; a guaranty for repayment of 25 percent of the principal balance and unpaid accrued interest; and a standard nonrecourse carve-out guaranty. The principal guaranty will reduce from 25 percent of principal to zero percent upon achievement of certain conditions.
In 2012, FMF Peakview LLC, an equity method venture in which we own a 20 percent interest, obtained a senior secured construction loan in the amount of $31,550,000 to develop a 304-unit multifamily property in Denver. The outstanding balance at first quarter-end 2015 was $24,774,000. We provided the lender with a construction completion guaranty, a repayment guaranty for 25 percent of the principal and unpaid accrued interest, and a standard non-recourse carve-out guaranty.

In 2014, Elan 99, LLC was formed with GS Elan 99 Holding, LLC (Greystar) in which we own a 90 percent non-managing member interest and Greystar owns the remaining 10 percent managing member interest. We contributed $9,380,000 in cash to the venture. Upon request we are required to make additional capital contributions pro rata based on our initial ownership percentages, in one or more installments in an aggregate amount not to exceed approximately $14,378,000 to fund the activities contemplated by, and in accordance with, the development budget to develop a 360-unit multifamily property in Katy, Texas.
Cibolo Canyons—San Antonio, Texas
Cibolo Canyons consists of the JW Marriott ® San Antonio Hill Country Resort & Spa development owned by third parties and a mixed-use development we own. We have $55,501,000 invested in Cibolo Canyons at first quarter-end 2015, all of which is related to the mixed-use development.
Resort Hotel, Spa and Golf Development
In 2007, we entered into agreements to facilitate third party construction and ownership of the JW Marriott ® San Antonio Hill Country Resort & Spa (the Resort), which includes a 1,002 room destination resort and two PGA Tour ® Tournament Players Club ® (TPC) golf courses.
In exchange for our commitment to the Resort, the third party owners assigned to us certain rights under an agreement between the third party owners and a legislatively created Cibolo Canyons Special Improvement District (CCSID). This agreement includes the right to receive from CCSID 9 percent of hotel occupancy revenues and 1.5 percent of other resort sales revenues collected as taxes by CCSID through 2034. The amount we receive will be net of annual ad valorem tax reimbursements by CCSID to the third party owners of the resort through 2020. In addition, these payments will be net of debt service on bonds issued by CCSID collateralized by hotel occupancy tax and other resort sales tax through 2034.
The amounts we collect under this agreement are dependent on several factors including the amount of revenues generated by and ad valorem taxes imposed on the Resort and the amount of debt service incurred by CCSID.
In 2014, we received $50,550,000 from CCSID principally related to its issuance of $48,900,000 HOT and Sales and Use Tax Revenue Bonds, resulting in recovery of our full Resort investment. These bonds are obligations solely of CCSID and are payable from HOT and sales and use taxes levied on the Resort by CCSID. To facilitate the issuance of the bonds, we provided a $6,846,000 letter of credit to the bond trustee as security for certain debt service fund obligations in the event CCSID tax collections are not sufficient to support payment of the bonds in accordance with their terms. The letter of credit must be maintained until the earlier of redemption of the bonds or scheduled bond maturity in 2034. We also entered into an agreement with the owner of the Resort, to assign its senior rights to us in exchange for consideration provided by us, including a surety bond to be drawn if CCSID tax collections are not sufficient to support ad valorem tax rebates payable. The surety bond has a balance of $9,010,000 at first quarter-end 2015. The surety bond will decrease as CCSID makes annual ad valorem tax rebate payments, which obligation is scheduled to be retired in full by 2020. All future receipts are expected to be recognized as gains in the period collected.
Mixed-Use Development
The mixed-use development we own consists of 2,100 acres planned to include approximately 1,769 residential lots and 150 commercial acres designated for multifamily and retail uses, of which 921 lots and 130 commercial acres have been sold through first quarter-end 2015.
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
Through first quarter-end 2015, we have submitted for and were approved for reimbursement of approximately $65,438,000 of infrastructure costs, of which we have received reimbursements totaling $33,552,000. We did not receive any reimbursements from CCSID in first quarter 2015. At first quarter-end 2015, we have $31,886,000 in pending reimbursements, excluding interest.
Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies or estimates from those disclosed in our 2014 Annual Report on Form 10-K.
New and Pending Accounting Pronouncements
Please read Note 2—New and Pending Accounting Pronouncements to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Statistical and Other Data
A summary of our real estate projects in the entitlement process (a) at first quarter-end 2015 follows:

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

A summary of activity within our active projects in the development process, which includes entitled (a), developed and under development real estate projects, at first quarter-end 2015 follows:

			Residential Lots (c)		Commercial Acres (d)
Project	County	Interest Owned (b)	Lots Sold Since Inception	Lots Remaining	Acres Sold Since Inception	Acres Remaining (e)
Projects we own
California
San Joaquin River	Contra Costa/Sacramento	100%	—	—	—	288
Colorado
Buffalo Highlands	Weld	100%	—	164	—	—
Johnstown Farms	Weld	100%	281	313	2	3
Pinery West	Douglas	100%	45	41	20	106
Stonebraker	Weld	100%	—	603	—	—
Georgia
Seven Hills	Paulding	100%	806	277	26	113
The Villages at Burt Creek	Dawson	100%	—	1,715	—	57
Other projects (17)	Various	100%	207	2,765	—	705
North & South Carolina
Habersham	York	100%	—	187	—	—
Walden	Mecklenburg	100%	—	387	—	—
Tennessee
Beckwith Crossing	Wilson	100%	—	99	—	—
Morgan Farms	Williamson	100%	71	102	—	—
Weatherford Estates	Williamson	100%	—	17	—	—
Texas
Arrowhead Ranch	Hays	100%	—	381	—	11
Bar C Ranch	Tarrant	100%	339	766	—	—
Barrington Kingwood	Harris	100%	160	20	—	—
Cibolo Canyons	Bexar	100%	921	848	130	56
Harbor Lakes	Hood	100%	223	226	13	8
Hunter’s Crossing	Bastrop	100%	510	—	41	62
Imperial Forest	Harris	100%	—	428	—	—
La Conterra	Williamson	100%	202	—	3	55
Lakes of Prosper	Collin	100%	120	167	4	—
Lantana	Denton	100%	1,168	613	11	1
Maxwell Creek	Collin	100%	941	60	10	—
Oak Creek Estates	Comal	100%	242	312	13	—
Parkside	Collin	100%	—	200	—	—
River's Edge	Denton	100%	—	202	—	—
Stoney Creek	Dallas	100%	221	487	—	—
Summer Creek Ranch	Tarrant	100%	982	269	35	44
Summer Lakes	Fort Bend	100%	617	452	56	—
Summer Park	Fort Bend	100%	69	130	28	68
The Colony	Bastrop	100%	454	1,431	22	31
The Preserve at Pecan Creek	Denton	100%	556	226	—	7
Village Park	Collin	100%	567	—	3	2
Westside at Buttercup Creek	Williamson	100%	1,496	1	66	—
Other projects (7)	Various	100%	1,561	22	133	7
Other
Other projects (3)	Various	100%	543	320	—	—
			13,302	14,231	616	1,624

			Residential Lots (c)		Commercial Acres (d)
Project	County	Interest Owned (b)	Lots Sold Since Inception	Lots Remaining	Acres Sold Since Inception	Acres Remaining (e)
Projects in entities we consolidate
Texas
City Park	Harris	75%	1,311	504	52	113
Timber Creek	Collin	88%	—	601	—	—
Willow Creek Farms II	Waller/Fort Bend	90%	90	160	—	—
Other projects (2)	Various	Various	10	198	—	18
			1,411	1,463	52	131
Total owned and consolidated			14,713	15,694	668	1,755

Projects in ventures that we account for using the equity method
Texas
Entrada	Travis	50%	—	821	—	—
Fannin Farms West	Tarrant	50%	324	—	—	12
Harper’s Preserve	Montgomery	50%	315	1,413	30	49
Lantana - Rayzor Ranch	Denton	25%	1,163	—	30	28
Long Meadow Farms	Fort Bend	38%	1,423	381	187	118
Southern Trails	Brazoria	80%	810	186	—	1
Stonewall Estates	Bexar	50%	349	41	—	—
Other projects (2)	Various	Various	—	—	—	15
Total in ventures			4,384	2,842	247	223
Combined total			19,097	18,536	915	1,978
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

(d)	Commercial acres are for the total project, regardless of our ownership interest, and are net developable acres, which may be fewer than the gross acres available in the project.

(e)	Excludes acres associated with commercial and income producing properties.
A summary of our significant commercial and income producing properties at first quarter-end 2015 follows:

Project	Market	Interest Owned (a)	Type	Acres	Description
Radisson Hotel	Austin	100%	Hotel	2	413 guest rooms and suites
Eleven	Austin	100%	Multifamily	3	257-unit luxury apartment
Midtown	Dallas	100%	Multifamily	13	354-unit luxury apartment
360° (b)	Denver	20%	Multifamily	4	304-unit luxury apartment
Acklen (b)	Nashville	30%	Multifamily	6	320-unit luxury apartment
HiLine (b)	Denver	25%	Multifamily	6	385-unit luxury apartment
Elan 99 (b)	Houston	90%	Multifamily	14	360-unit luxury apartment
 _________________________

(a)	Interest owned reflects our total interest in the project, whether owned directly or indirectly.

(b)	Construction in progress.

Oil and Gas Owned Mineral Interests
A summary of our oil and gas owned mineral interests (a) at first quarter-end 2015 follows:

State	Unleased	Leased (b)	Held By Production (c)	Total (d)
		(Net acres)
Texas	209,000	16,000	27,000	252,000
Louisiana	131,000	4,000	9,000	144,000
Georgia	152,000	—	—	152,000
Alabama	40,000	—	—	40,000
California	1,000	—	—	1,000
Indiana	1,000	—	—	1,000
	534,000	20,000	36,000	590,000
 _________________________

(a)	Includes ventures.

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

A summary of our Texas and Louisiana owned mineral acres (a) by county or parish at first quarter-end 2015 follows:

Texas		Louisiana
County	Net Acres	Parish	Net Acres
Trinity	46,000	Beauregard	79,000
Angelina	42,000	Vernon	39,000
Houston	29,000	Calcasieu	17,000
Anderson	25,000	Allen	7,000
Cherokee	24,000	Rapides	1,000
Sabine	23,000	Other	1,000
Red River	14,000		144,000
Newton	13,000
San Augustine	13,000
Jasper	12,000
Other	11,000
	252,000
 _________________________

(a)	Includes ventures.

Oil and Gas Mineral Interests Leased
A summary of our net oil and gas mineral acres leased from others at first quarter-end 2015 follows:

State	Undeveloped	Held By Production (a)	Total
Nebraska	249,000	11,000	260,000
Kansas	16,000	8,000	24,000
Oklahoma	23,000	18,000	41,000
Texas	11,000	2,000	13,000
North Dakota	4,000	5,000	9,000
Other	19,000	4,000	23,000
	322,000	48,000	370,000
 _________________________

(a)	Excludes approximately 8,000 net acres of overriding royalty interests.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
Our interest rate risk is principally related to our variable-rate debt. Interest rate changes impact earnings due to the resulting increase or decrease in our variable-rate debt, which was $65,301,000 at first quarter-end 2015.
The following table illustrates the estimated effect on our pre-tax income of immediate, parallel, and sustained shifts in interest rates for the next 12 months on our variable-rate debt at first quarter-end 2015. This estimate assumes that debt reductions from contractual payments will be replaced with short-term, variable-rate debt; however, that may not be the financing alternative we choose.

First Quarter-End
Change in Interest Rates	2015
(In thousands)
2%	$(1,122)
1%	$(653)
(1)%	$653
(2)%	$1,306
Foreign Currency Risk
We have no exposure to foreign currency fluctuations.
Commodity Price Risk
We have exposure to commodity price fluctuations from our oil and gas production which can materially affect our revenues and cash flows. The prices we receive for our production depend on numerous factors beyond our control. Based on our first quarter 2015 production, a 10% decrease in our average realized oil and gas prices would have reduced our oil and gas production revenues by $1,283,000. To manage our exposure to commodity price risks associated with the sale of oil and gas, we may periodically enter into derivative hedging transactions for a portion of our estimated production. We do not have any commodity derivative positions outstanding at first quarter-end 2015.
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
Item 1A. Risk Factors
There are no material changes from the risk factors disclosed in our 2014 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities (a)

Period	Total Number of Shares Purchased (b)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
Month 1 (1/1/2015 — 1/31/2015)	—	$—	—	3,506,668
Month 2 (2/1/2015 — 2/28/2015)	48,636	$14.86	—	3,506,668
Month 3 (3/1/2015 — 3/31/2015)	—	$—	—	3,506,668
	48,636	$14.86	—
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit	Description
3.1	Certificate of Elimination, dated as of March 13, 2015 (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed with the Commission on March 13, 2015).

4.1
Amendment and Termination of Rights Agreement, dated as of March 13, 2015, by and between Forestar Group Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed with the Commission on March 13, 2015).

10.1
Separation Agreement and Release of All Claims dated January 8, 2015 between Flavious J. Smith, Jr. and Forestar Group Inc. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on January 14, 2015).

10.2
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

101.1
The following materials from Forestar’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORESTAR GROUP INC.

Date: May 8, 2015	By:	/s/ Christopher L. Nines
Christopher L. Nines
Chief Financial Officer

	By:	/s/ Sabita C. Reddy
Sabita C. Reddy
Principal Accounting Officer