Form 10-Q
period 2015-06-30
Forestar Group Inc.
filed 2015-08-07
CIK 1406587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding as of August 3, 2015
Common Stock, par value $1.00 per share	33,614,877

FORESTAR GROUP INC.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
FORESTAR GROUP INC.
Consolidated Balance Sheets
(Unaudited)

	Second Quarter-End	Year-End
	2015	2014
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$98,761	$170,127
Real estate, net	603,525	575,756
Oil and gas properties and equipment, net	224,465	263,493
Investment in unconsolidated ventures	76,722	65,005
Timber	8,360	8,315
Receivables, net	14,610	24,589
Income taxes receivable	3,930	7,503
Prepaid expenses	3,502	6,000
Property and equipment, net	10,850	11,627
Deferred tax asset, net	65,327	40,624
Goodwill and other intangible assets	65,583	66,131
Other assets	16,684	19,029
TOTAL ASSETS	$1,192,319	$1,258,199
LIABILITIES AND EQUITY
Accounts payable	$9,903	$20,400
Accrued employee compensation and benefits	3,801	8,323
Accrued property taxes	5,599	5,966
Accrued interest	3,458	3,451
Earnest money deposits	8,997	10,045
Other accrued expenses	27,433	35,729
Other liabilities	27,907	31,799
Debt	434,840	432,744
TOTAL LIABILITIES	521,938	548,457
COMMITMENTS AND CONTINGENCIES
EQUITY
Forestar Group Inc. shareholders’ equity:
Common stock, par value $1.00 per share, 200,000,000 authorized shares, 36,946,603 issued at second quarter-end 2015 and year-end 2014	36,947	36,947
Additional paid-in capital	560,264	558,945
Retained earnings	124,335	167,001
Treasury stock, at cost, 3,331,726 shares at second quarter-end 2015 and 3,485,278 shares at year-end 2014	(53,128)	(55,691)
Total Forestar Group Inc. shareholders’ equity	668,418	707,202
Noncontrolling interests	1,963	2,540
TOTAL EQUITY	670,381	709,742
TOTAL LIABILITIES AND EQUITY	$1,192,319	$1,258,199
Please read the notes to consolidated financial statements.

FORESTAR GROUP INC.
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Second Quarter		First Six Months
	2015	2014	2015	2014
	(In thousands, except per share amounts)
REVENUES
Real estate sales and other	$28,300	$44,124	$50,261	$99,671
Commercial and income producing properties	11,109	11,049	21,978	20,982
Real estate	39,409	55,173	72,239	120,653
Oil and gas	16,165	24,377	29,350	41,931
Other natural resources	1,856	3,463	3,646	5,034
	57,430	83,013	105,235	167,618
COSTS AND EXPENSES
Cost of real estate sales and other	(13,890)	(23,419)	(24,252)	(49,483)
Cost of commercial and income producing properties	(7,548)	(8,606)	(15,240)	(18,726)
Cost of oil and gas producing activities	(70,141)	(16,926)	(81,683)	(29,546)
Cost of other natural resources	(860)	(801)	(1,780)	(1,577)
Other operating	(13,642)	(16,330)	(31,702)	(30,327)
General and administrative	(4,901)	(6,856)	(13,043)	(12,001)
	(110,982)	(72,938)	(167,700)	(141,660)
GAIN ON SALE OF ASSETS	838	16,867	2,014	16,867
OPERATING INCOME (LOSS)	(52,714)	26,942	(60,451)	42,825
Equity in earnings of unconsolidated ventures	5,584	958	8,629	1,949
Interest expense	(8,715)	(7,370)	(17,536)	(12,873)
Other non-operating income	783	2,269	1,700	4,563
INCOME (LOSS) BEFORE TAXES	(55,062)	22,799	(67,658)	36,464
Income tax benefit (expense)	20,744	(8,051)	25,103	(12,709)
CONSOLIDATED NET INCOME (LOSS)	(34,318)	14,748	(42,555)	23,755
Less: Net (income) loss attributable to noncontrolling interests	(189)	74	(110)	(599)
NET INCOME (LOSS) ATTRIBUTABLE TO FORESTAR GROUP INC.	$(34,507)	$14,822	$(42,665)	$23,156
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	34,278	35,458	34,223	35,407
Diluted	34,278	43,688	34,223	43,690
NET INCOME (LOSS) PER COMMON SHARE
Basic	$(1.01)	$0.34	$(1.25)	$0.54
Diluted	$(1.01)	$0.34	$(1.25)	$0.53
TOTAL COMPREHENSIVE INCOME (LOSS)	$(34,507)	$14,822	$(42,665)	$23,156
Please read the notes to consolidated financial statements.

FORESTAR GROUP INC.
Consolidated Statements of Cash Flows
(Unaudited)

	First Six Months
	2015	2014
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$(42,555)	$23,755
Adjustments:
Depreciation, depletion and amortization	23,360	17,927
Change in deferred income taxes	(25,103)	7,668
Equity in earnings of unconsolidated ventures	(8,629)	(1,949)
Distributions of earnings of unconsolidated ventures	5,089	1,768
Share-based compensation	3,327	3,532
Real estate cost of sales	24,151	47,976
Dry hole and unproved leasehold impairment costs	30,663	7,004
Real estate development and acquisition expenditures, net	(57,353)	(66,558)
Reimbursements from utility and improvement districts	7,154	6,618
Other changes in real estate	631	2,341
Changes in deferred income	137	1,141
Asset impairments	25,764	—
Gain on sale of assets	(2,014)	(16,867)
Other	1,565	1,144
Changes in:
Notes and accounts receivable	8,144	(6,809)
Prepaid expenses and other	2,502	3,751
Accounts payable and other accrued liabilities	(17,919)	(9,156)
Income taxes	3,573	(4,291)
Net cash provided by (used for) operating activities	(17,513)	18,995
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, equipment, software, reforestation and other	(6,971)	(9,823)
Oil and gas properties and equipment	(40,286)	(44,632)
Investment in unconsolidated ventures	(10,136)	(4,430)
Proceeds from sales of assets	2,984	11,022
Return of investment in unconsolidated ventures	1,960	155
Net cash used for investing activities	(52,449)	(47,708)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of senior secured notes, net	—	241,947
Payments of debt	(4,925)	(219,653)
Additions to debt	5,016	10,383
Deferred financing fees	(100)	(3,068)
Distributions to noncontrolling interests, net	(687)	(898)
Purchase of noncontrolling interests	—	(7,971)
Exercise of stock options	14	754
Payroll taxes on issuance of stock-based awards	(723)	(972)
Excess income tax benefit from share-based compensation	1	52
Net cash provided by (used for) financing activities	(1,404)	20,574

Net decrease in cash and cash equivalents	(71,366)	(8,139)
Cash and cash equivalents at beginning of period	170,127	192,307
Cash and cash equivalents at end of period	$98,761	$184,168
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
Note 2—New and Pending Accounting Pronouncements
Pending Accounting Standards
In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard becomes effective for annual and interim periods beginning after December 15, 2016. In July 2015, the FASB decided to defer the effective date of the new standard by one year. This proposed deferral would result in the new standard being effective after December 15, 2017. We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our earnings, financial position and disclosures.
In February 2015, the FASB issued ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis (Topic 810), requiring entities to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The revised consolidation model: (1) modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, (2) eliminates the presumption that a general partner should consolidate a limited partnership, (3) affects the consolidation analysis of reporting entities that are involved with VIEs, and (4) provides a scope exception from consolidation guidance for reporting entities with interests in certain legal entities. The updated standard is effective for financial statements issued for annual and interim periods beginning after December 15, 2015. Early adoption is permitted. The updated standard may be applied retrospectively or using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. We are currently evaluating the effect that the updated standard will have on our earnings, financial position and disclosures.
In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, as part of its initiative to reduce complexity in accounting standards. To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The updated standard is effective for financial statements issued for annual and interim periods beginning after December 15, 2015. The updated standard is not expected to materially impact our financial position or disclosures.
In April 2015, the FASB issued ASU 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement (Subtopic 350-40), in order to provide clarification on whether a cloud computing arrangement includes a software license. If a software license is included, the customer should account for the license consistent with its accounting of other software licenses. If a software license is not included, the arrangement should be accounted for as a service contract. The update is effective for reporting periods beginning after December 15, 2015. Early adoption is permitted. We are currently evaluating the effect that the updated standard will have on our financial position and disclosures.

In June 2015, FASB issued Accounting Standards Update (ASU) No. 2015-10, Technical Corrections and Updates. The amendments in this update cover a wide range of topics in the codification and are generally categorized as follows: Amendments Related to Differences between Original Guidance and the Codification; Guidance Clarification and Reference Corrections; Simplification; and, Minor Improvements. The amendments are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The adoption of this standard is not expected to impact our financial position or results of operations.
Note 3—Real Estate
Real estate consists of:

	Second Quarter-End 2015			Year-End 2014
	Carrying Value	Accumulated Depreciation	Net Carrying Value	Carrying Value	Accumulated Depreciation	Net Carrying Value
	(In thousands)
Entitled, developed and under development projects	$345,181	$—	$345,181	$321,273	$—	$321,273
Undeveloped land (includes land in entitlement)	93,013	—	93,013	93,182	—	93,182
Commercial
Radisson Hotel	61,628	(27,536)	34,092	59,773	(29,062)	30,711
Harbor Lakes golf course and country club	—	—	—	2,054	(1,508)	546
Income producing properties
Eleven	53,901	(1,734)	52,167	53,958	(576)	53,382
Midtown	34,933	(963)	33,970	33,293	(231)	33,062
Dillon (a)	15,870	—	15,870	15,203	—	15,203
Music Row (a)	8,265	—	8,265	7,675	—	7,675
Downtown Edge	11,938	—	11,938	11,856	—	11,856
West Austin	9,029	—	9,029	8,866	—	8,866
	$633,758	$(30,233)	$603,525	$607,133	$(31,377)	$575,756
 _________________________

(a)	Construction in progress.
Our estimated costs of assets for which we expect to be reimbursed by utility and improvement districts were $87,516,000 at second quarter-end 2015 and $65,212,000 at year-end 2014, including $44,063,000 at second quarter-end 2015 and $31,913,000 at year-end 2014 related to our Cibolo Canyons project near San Antonio, Texas. In first six months 2015, we have collected $7,154,000 in reimbursements that were previously submitted to these districts. At second quarter-end 2015, our inception to-date submitted and approved reimbursements for the Cibolo Canyons project were $65,438,000 of which we collected $33,552,000. These costs are principally for water, sewer and other infrastructure assets that we have incurred and submitted or will submit to utility or improvement districts for approval and reimbursement. We expect to be reimbursed by utility and improvement districts when these districts achieve adequate tax basis or otherwise have funds available to support payment.
Note 4—Oil and Gas Properties and Equipment, net
Net capitalized costs, utilizing the successful efforts method of accounting, related to our oil and gas producing activities follows:

	Second Quarter-End	Year-End
	2015	2014
	(In thousands)
Unproved oil and gas properties	$64,653	$90,446
Proved oil and gas properties	222,713	221,299
Total costs	287,366	311,745
Less: accumulated depreciation, depletion and amortization	(62,901)	(48,252)
	$224,465	$263,493

We review unproved oil and gas properties for impairment based on our current exploration plans and proved oil and gas properties by comparing the expected undiscounted future cash flows at a producing field level to the unamortized capitalized cost of the asset. In second quarter 2015, we recognized non-cash impairment charges of $20,903,000 on our unproved leasehold interests and $25,035,000 on our proved properties principally due to a significant decline in oil prices, drilling results, a change in our plans to develop acreage and increased likelihood that these non-core oil and gas assets in Oklahoma, Nebraska and Kansas will be sold. Impairment charges are included in cost of oil and gas producing activities on our income statement. Dry hole costs in first six months 2015 were $9,752,000, which includes a $9,674,000 charge in second quarter 2015 primarily associated with an exploratory well in Oklahoma. In addition, in second quarter 2015 we expensed $917,000 of capitalized costs related to pre-drilling activities associated with non-core oil and gas properties in Oklahoma.
In first six months 2015, we recorded a net gain of $854,000 on the sale of 17,168 net mineral acres leased from others in Nebraska and North Dakota and the disposition of 2 gross (1 net) producing oil and gas wells in Nebraska and Oklahoma for total proceeds of $2,524,000.
Note 5—Goodwill and Other Intangible Assets
Carrying value of goodwill and other intangible assets follows:

	Second Quarter-End	Year-End
	2015	2014
	(In thousands)
Goodwill	$63,355	$63,423
Identified intangibles, net	2,228	2,708
	$65,583	$66,131
Goodwill related to our oil and gas properties is $59,481,000 and $59,549,000 at second quarter-end 2015 and year-end 2014. Goodwill associated with our water resources company acquired in 2010 is $3,874,000 at second quarter-end 2015 and year-end 2014. The change in goodwill for oil and gas properties is related to goodwill allocated to proved properties in first six months 2015.
Identified intangibles include $1,681,000 in indefinite lived groundwater leases associated with a water resources company acquired in 2010, $217,000 related to in-place tenant leases with definite lives associated with the purchase of our partner's interest in the Eleven multifamily venture and $330,000 related to patents with definite lives associated with the Calliope Gas Recovery System, a process to increase natural gas production.
Note 6—Equity
A reconciliation of changes in equity at second quarter-end 2015 follows:

	Forestar Group Inc.	Noncontrolling Interests	Total
	(In thousands)
Balance at year-end 2014	$707,202	$2,540	$709,742
Net income (loss)	(42,665)	110	(42,555)
Distributions to noncontrolling interests	—	(687)	(687)
Other (primarily share-based compensation)	3,881	—	3,881
	$668,418	$1,963	$670,381
Note 7—Investment in Unconsolidated Ventures
At second quarter-end 2015, we have ownership interests in 16 ventures that we account for using the equity method.

Combined summarized balance sheet information for our ventures accounted for using the equity method follows:

	Venture Assets		Venture Borrowings(a)		Venture Equity		Our Investment
	Second Quarter-End	Year-End	Second Quarter-End	Year-End	Second Quarter-End	Year-End	Second Quarter-End	Year-End
	2015	2014	2015	2014	2015	2014	2015	2014
	(In thousands)
242, LLC (b)	$29,618	$33,021	$1,268	$6,940	$26,661	$21,789	$12,642	$10,098
CL Ashton Woods, LP (c)	10,548	13,269	—	—	7,831	11,453	3,570	6,015
CL Realty, LLC	8,099	7,960	—	—	7,982	7,738	3,991	3,869
CREA FMF Nashville LLC (b)	55,028	40,014	46,322	29,660	5,771	5,987	5,300	5,516
Elan 99, LLC	17,250	10,070	1	1	14,548	9,643	13,094	8,679
FMF Littleton LLC	38,344	26,953	8,608	—	24,736	24,435	6,362	6,287
FMF Peakview LLC	47,753	43,638	27,790	23,070	17,210	17,464	3,524	3,575
HM Stonewall Estates, Ltd (c)	3,573	3,750	—	669	3,573	3,081	2,165	1,752
LM Land Holdings, LP (c)	32,070	25,561	9,284	4,448	20,442	18,500	10,609	9,322
Miramonte Boulder Pass, LLC	11,150	—	4,299	—	5,594	—	5,449	—
PSW Communities, LP	14,498	16,045	6,951	10,515	6,943	4,415	3,996	3,924
Temco Associates, LLC	11,406	11,756	—	—	11,014	11,556	5,507	5,778
Other ventures (d)	4,504	8,453	23,125	26,944	(25,729)	(25,614)	513	190
	$283,841	$240,490	$127,648	$102,247	$126,576	$110,447	$76,722	$65,005
Combined summarized income statement information for our ventures accounted for using the equity method follows:

	Venture Revenues				Venture Earnings (Loss)				Our Share of Earnings (Loss)
	Second Quarter		First Six Months		Second Quarter		First Six Months		Second Quarter		First Six Months
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
	(In thousands)
242, LLC (b)	$12,368	$—	$17,699	$1,475	$4,409	$(53)	$7,873	$480	$2,279	$(26)	$4,045	$251
CL Ashton Woods, LP (c)	1,061	361	2,411	1,069	851	76	1,378	296	878	135	1,556	453
CL Realty, LLC	190	459	469	827	83	322	243	552	42	161	122	276
CREA FMF Nashville LLC (b)	29	—	35	—	(103)	—	(216)	(25)	(103)	—	(216)	(25)
Elan 99, LLC	—	—	—	—	—	—	(2)	—	—	—	(2)	—
FMF Littleton LLC	—	—	—	—	—	—	—	—	—	—	—	—
FMF Peakview LLC	466	—	652	—	(252)	(79)	(734)	(152)	(50)	(16)	(146)	(31)
HM Stonewall Estates, Ltd (c)	611	434	1,669	1,435	297	170	812	522	343	68	573	209
LM Land Holdings, LP (c)	4,321	4,395	6,297	9,293	2,538	4,044	3,788	6,971	923	1,220	1,287	1,897
Miramonte Boulder Pass, LLC	—	—	—	—	(49)	—	(49)	—	(25)	—	(25)	—
PSW Communities, LP	13,642	—	16,069	—	2,333	(4)	2,528	(220)	788	(6)	961	(195)
Temco Associates, LLC	1,086	654	1,144	714	460	134	459	116	230	67	230	58
Other ventures (d)	—	734	3,701	1,119	(55)	(579)	(258)	(840)	279	(645)	244	(944)
	$33,774	$7,037	$50,146	$15,932	$10,512	$4,031	$15,822	$7,700	$5,584	$958	$8,629	$1,949
 _____________________

(a)	Total includes current maturities of $72,716,000 at second quarter-end 2015, of which $42,579,000 is non-recourse to us, and $65,795,000 at year-end 2014, of which $42,566,000 is non-recourse to us.

(b)
Includes unamortized deferred gains on real estate contributed by us to ventures. We recognize deferred gains as income as real estate is sold to third parties. Deferred gains of $1,512,000 are reflected as a reduction to our investment in unconsolidated ventures at second quarter-end 2015.

(c)
Includes unrecognized basis difference of $1,245,000 which is reflected as a reduction of our investment in unconsolidated ventures at second quarter-end 2015. The difference will be accreted as income or expense over the life of the investment and included in our share of earnings (loss) from the respective ventures.

(d)
Our investment in other ventures reflects our ownership interests, excluding venture losses that exceed our investment where we are not obligated to fund those losses. Please read Note 16—Variable Interest Entities for additional information.

In first six months 2015, we invested $10,136,000 in these ventures and received $7,049,000 in distributions. In first six months 2014, we invested $4,430,000 in these ventures and received $1,923,000 in distributions. Distributions include both return of investments and distribution of earnings.
Note 8—Receivables
Receivables consist of:

	Second Quarter-End	Year-End
	2015	2014
	(In thousands)
Oil and gas revenue accruals	$6,673	$7,293
Other receivables and accrued interest	4,171	6,505
Oil and gas joint interest billing receivables	2,055	5,738
Other loans secured by real estate, average interest rates of 10.68% at second quarter-end 2015 and 4.41% at year-end 2014	1,948	1,737
Loan secured by real estate	$—	$3,574
	14,847	24,847
Allowance for bad debts	(237)	(258)
	$14,610	$24,589
In second quarter 2011, we acquired a non-performing loan that was secured by a lien on developed and undeveloped real estate located near Houston designated for single-family residential and commercial development. In first quarter 2015, the loan was paid in full and we received principal payments of $4,394,000 and interest payments of $49,000.
Estimated accretable yield follows:

Second Quarter-End
2015
(In thousands)
Beginning of period (year-end 2014)	$839
Change in accretable yield due to change in timing of estimated cash flows	30
Interest income recognized (in first six months 2015)	(869)
End of period	$—
Other loans secured by real estate generally are secured by a deed of trust and due within three years.
Note 9—Debt
Debt consists of:

	Second Quarter-End	Year-End
	2015	2014
	(In thousands)
8.50% senior secured notes due 2022	$250,000	$250,000
3.75% convertible senior notes due 2020, net of discount	104,846	103,194
6.00% tangible equity unit notes, net of discount	13,008	17,154
Secured promissory notes — average interest rates of 3.19% at second quarter-end 2015 and 3.17% at year-end 2014	15,400	15,400
Other indebtedness — interest rates ranging from 2.19% to 5.50%	51,586	46,996
	$434,840	$432,744
Our debt agreements contain financial covenants customary for such agreements including minimum levels of interest coverage and limitations on leverage. At second quarter-end 2015, we were in compliance with the financial covenants of these agreements.

At second quarter-end 2015, our senior secured credit facility provides for a $300,000,000 revolving line of credit maturing May 15, 2017 (with two one-year extension options). The revolving line of credit may be prepaid at any time without penalty. The revolving line of credit includes a $100,000,000 sublimit for letters of credit, of which $14,816,000 is outstanding at second quarter-end 2015. Total borrowings under our senior secured credit facility (including the face amount of letters of credit) may not exceed a borrowing base formula. At second quarter-end 2015, we had $285,184,000 in net unused borrowing capacity under our senior secured credit facility.
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
At second quarter-end 2015, secured promissory notes represent a $15,400,000 loan collateralized by a 413 guest room hotel located in Austin with a carrying value of $34,092,000. Other indebtedness principally represents $47,388,000 of senior secured loans for two multifamily properties, our 257-unit multifamily project in Austin and our 354-unit multifamily property near Dallas. The combined carrying value of these two multifamily properties is $86,137,000 at second quarter-end 2015.
At second quarter-end 2015 and year-end 2014, we have $13,331,000 and $15,168,000 in unamortized deferred financing fees which are included in other assets. Amortization of deferred financing fees was $2,016,000 and $2,107,000 in first six months 2015 and 2014 and is included in interest expense.
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
In second quarter 2015, we recognized proved oil and gas property non-cash impairment charges of $25,035,000 principally due to a significant decline in oil prices, declining well performance and an increased likelihood that these non-core oil and gas assets in Oklahoma, Nebraska and Kansas will be sold. The fair value of these properties was determined using Level 3 inputs and the income valuation method. We used a discount rate of 10 percent as of second quarter-end 2015 which is commensurate with our risk and current market conditions associated with realizing the expected cash flows projected for these investments.
In first six months 2015, we recognized non-cash asset impairment charges of $729,000, of which $504,000 was recognized in first quarter 2015 related to a residential development with golf course and country club property located near Fort Worth which was sold in April 2015 and $225,000 was recognized in second quarter 2015 related to one owned project near Atlanta. Fair value of the one owned project near Atlanta was determined based on the present value of future estimated cash flows expected from these properties.

	Second Quarter-End 2015				Year-End 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Non-Financial Assets and Liabilities:
Real estate	$—	$70	$—	$70	$—	$970	$—	$970
Proved oil and gas properties	$—	$—	$28,359	$28,359	$—	$—	$3,655	$3,655
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
Information about our fixed rate financial instruments not measured at fair value follows:

	Second Quarter-End 2015		Year-End 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Technique
	(In thousands)
Loan secured by real estate	$—	$—	$3,574	$4,859	Level 2
Fixed rate debt	$(367,854)	$(365,260)	$(370,348)	$(359,131)	Level 2
Note 11—Capital Stock
In first quarter 2015, we accelerated the expiration date of our shareholder rights plan from December 11, 2017 to March 13, 2015, resulting in termination of the plan.
Please read Note 17—Share-Based and Long-Term Incentive Compensation for information about additional shares of common stock that could be issued under terms of our share-based compensation plans.
At second quarter-end 2015, personnel of former affiliates held options to purchase 510,000 shares of our common stock. The options have a weighted average exercise price of $28.42 and a weighted average remaining contractual term of one year. At second quarter-end 2015, the options have an aggregate intrinsic value of $17,700.
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
Due to a net loss in second quarter and first six months 2015, as the effect of potentially dilutive securities would be anti-dilutive, basic and diluted loss per share are the same. The computations of basic and diluted earnings per share are as follows:

	Second Quarter		First Six Months
	2015	2014	2015	2014
	(In thousands)
Numerator:
Consolidated net income (loss)	$(34,318)	$14,748	$(42,555)	$23,755
Less: Net loss (income) attributable to noncontrolling interest	(189)	74	(110)	(599)
Earnings (loss) available for diluted earnings per share	$(34,507)	$14,822	$(42,665)	$23,156
Less: Undistributed net income allocated to participating securities	—	(2,689)	—	(4,205)
Earnings (loss) available to common shareholders for basic earnings per share	$(34,507)	$12,133	$(42,665)	$18,951

Denominator:
Weighted average common shares outstanding — basic	34,278	35,458	34,223	35,407
Weighted average common shares upon conversion of participating securities (a)	—	7,857	—	7,857
Dilutive effect of stock options, restricted stock and equity-settled awards	—	373	—	426
Total weighted average shares outstanding — diluted	34,278	43,688	34,223	43,690
Anti-dilutive awards excluded from diluted weighted average shares	10,829	2,503	10,786	2,277
___________________

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
We intend to settle the principal amount of our convertible senior notes (Convertible Notes) in cash upon conversion with only the amount in excess of par value of the Convertible Notes to be settled in shares of our common stock. Therefore, our calculation of diluted net income per share using the treasury stock method includes only the amount, if any, in excess of par value of the Convertible Notes. As such, the Convertible Notes have no impact on diluted net income per share until the price of our common stock exceeds the $24.49 conversion price of the Convertible Notes. The average price of our common stock in second quarter 2015 did not exceed the conversion price which resulted in no additional diluted outstanding shares.
Note 13—Income Taxes
Our effective tax rate was 38 percent in second quarter 2015 and 37 percent in first six months 2015. Our effective tax rate for first six months 2015 includes a one percent benefit for noncontrolling interests and a two percent detriment for a state valuation allowance and share-based compensation benefits that will not be realized. Our effective tax rate was 35 percent in second quarter 2014 and first six months 2014, which included a one percent benefit for noncontrolling interests. Our effective tax rates also include the effect of state income taxes, nondeductible items and benefits of percentage depletion.
We have not provided a valuation allowance for our federal deferred tax asset and the majority of our state deferred tax assets because, although realization is not assured, we believe it is more likely than not they will be recoverable in future periods based on considerations including taxable income in prior carryback years, future reversals of existing temporary differences, tax planning strategies and future taxable income. The amount of deferred tax assets considered recoverable, however, could be reduced if estimates of future taxable income are reduced due to additional oil and gas restructuring costs or other factors.
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
Environmental
Environmental remediation liabilities arise from time to time in the ordinary course of doing business, and we believe we have established adequate reserves for any probable losses that we can reasonably estimate. We own 288 acres near Antioch,

California, portions of which were sites of a former paper manufacturing operation that are in remediation. We have received certificates of completion on all but one 80 acre tract, a portion of which includes subsurface contamination. We estimate the remaining cost to complete remediation activities will be approximately $332,000, which is included in other accrued expenses. It is possible that remediation or monitoring activities could be required in addition to those included within our estimate, but we are unable to determine the scope, timing or extent of such activities.
We have asset retirement obligations related to the abandonment and site restoration requirements that result from the acquisition, construction and development of oil and gas properties. We record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Accretion expense related to the asset retirement obligation and depletion expense related to capitalized asset retirement cost is included in cost of oil and gas producing activities on our consolidated statements of income and comprehensive income. At second quarter-end 2015 and year-end 2014, our asset retirement obligation was $1,926,000 and $1,807,000, which is included in other liabilities.
Oil and Gas Restructuring Costs
In connection with review of strategic alternatives with respect to our oil and gas business that was announced in December 2014, we offered retention bonuses to key personnel provided they remain our employees through December 2015. We are expensing retention bonus costs over the retention period. In first six months 2015, we incurred severance expenses related to staff reductions, paid a portion of the December 2014 accrual under written severance agreements and incurred costs associated with closure of our Fort Worth office. Office closure costs include a $1,750,000 lease termination charge and $391,000 for write off of leasehold improvements which were partially offset by a deferred lease credit of $364,000. These restructuring costs are included in other operating expense on our consolidated statements of income and comprehensive income. We may incur additional costs related to our strategic initiatives associated with lowering capital expenditures and operating costs associated with our oil and gas business.
The following table summarizes activity related to liabilities associated with our oil and gas restructuring activities in first six months 2015:

	Employee-Related Costs	Lease Termination Charge	Total
	(In thousands)
Balance at year-end 2014	$(2,367)	$—	$(2,367)
Additions	(1,574)	(1,750)	(3,324)
Payments	2,038	1,750	3,788
Balance at second quarter-end 2015	$(1,903)	$—	$(1,903)
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
Total assets allocated by segment are as follows:

	Second Quarter-End	Year-End
	2015	2014
	(In thousands)
Real estate	$689,409	$654,774
Oil and gas	295,759	342,703
Other natural resources	20,074	22,531
Assets not allocated to segments (a)	187,077	238,191
	$1,192,319	$1,258,199

 _________________________

(a)
Assets not allocated to segments at second quarter-end 2015 principally consist of cash and cash equivalents of $98,761,000 and a net deferred tax asset of $65,327,000. Assets not allocated to segments at year-end 2014 principally consist of cash and cash equivalents of $170,127,000 and a net deferred tax asset of $40,624,000.

We evaluate performance based on segment earnings (loss) before unallocated items and income taxes. Segment earnings (loss) consist of operating income, equity in earnings (loss) of unconsolidated ventures, gain on sales of assets, interest income on loans secured by real estate and net (income) loss attributable to noncontrolling interests. Items not allocated to our business segments consist of general and administrative expense, share-based and long-term incentive compensation, gain on sale of strategic timberland, interest expense and other corporate non-operating income and expense. The accounting policies of the segments are the same as those described in Note 1—Basis of Presentation. Our revenues are derived from U.S. operations and all of our assets are located in the U.S. In second quarter 2015, no single customer accounted for more than ten percent of our total revenues.
Segment revenues and earnings are as follows:

	Second Quarter		First Six Months
	2015	2014	2015	2014
	(In thousands)
Revenues:
Real estate	$39,409	$55,173	$72,239	$120,653
Oil and gas	16,165	24,377	29,350	41,931
Other natural resources	1,856	3,463	3,646	5,034
Total revenues	$57,430	$83,013	$105,235	$167,618
Segment earnings (loss):
Real estate	$15,527	$27,297	$24,593	$50,872
Oil and gas	(56,867)	9,522	(59,808)	10,329
Other natural resources	(43)	2,079	(434)	1,551
Total segment earnings (loss)	(41,383)	38,898	(35,649)	62,752
Items not allocated to segments (a)	(13,868)	(16,025)	(32,119)	(26,887)
Income (loss) before taxes attributable to Forestar Group Inc.	$(55,251)	$22,873	$(67,768)	$35,865
  _________________________

(a)	Items not allocated to segments consist of:

	Second Quarter		First Six Months
	2015	2014	2015	2014
	(In thousands)
General and administrative expense	$(5,177)	$(5,566)	$(11,197)	$(10,734)
Shared-based and long-term incentive compensation expense	(23)	(3,219)	(3,481)	(3,532)
Interest expense	(8,715)	(7,370)	(17,536)	(12,873)
Other corporate non-operating income	47	130	95	252
	$(13,868)	$(16,025)	$(32,119)	$(26,887)
Note 16—Variable Interest Entities
We participate in real estate ventures for the purpose of acquiring and developing residential, multifamily and mixed-use communities in which we may or may not have a controlling financial interest. Generally accepted accounting principles require consolidation of Variable Interest Entities (VIEs) in which an enterprise has a controlling financial interest and is the primary beneficiary. A controlling financial interest will have both of the following characteristics: (a) the power to direct the VIE activities that most significantly impact economic performance and (b) the obligation to absorb the VIE losses and right to receive benefits that are significant to the VIE. We examine specific criteria and use judgment when determining whether we are the primary beneficiary and must consolidate a VIE. We perform this review initially at the time we enter into venture agreements and continuously reassess to see if we are the primary beneficiary of a VIE.
At second quarter-end 2015, we have four VIEs. We account for these VIEs using the equity method and we are not the primary beneficiary. Although we have certain rights regarding major decisions, we do not have the power to direct the activities that are most significant to the economic performance of these VIEs. At second quarter-end 2015, these VIEs have total assets of $73,836,000, substantially all of which represent developed and undeveloped real estate, and total liabilities of

$87,046,000, which includes $30,075,000 of borrowings classified as current maturities. These amounts are included in the summarized balance sheet information for ventures accounted for using the equity method in Note 7—Investment in Unconsolidated Ventures. At second quarter-end 2015, our investment in these VIEs is $9,682,000 and is included in investment in unconsolidated ventures. In first six months 2015, we contributed $74,000 to these VIEs. Our maximum exposure to loss related to one of these VIEs is estimated at $3,843,000, which exceeds our investment as we have a nominal general partner interest and could be held responsible for its liabilities. The maximum exposure to loss represents the maximum loss that we could be required to recognize assuming all the ventures’ assets (principally real estate) are worthless, without consideration of the probability of a loss or of any actions we may take to mitigate any such loss.
Note 17—Share-Based and Long-Term Incentive Compensation
Share-based and long-term incentive compensation expense consists of:

	Second Quarter		First Six Months
	2015	2014	2015	2014
	(In thousands)
Cash-settled awards	$(1,447)	$1,488	$(1,151)	$(1,195)
Equity-settled awards	918	1,241	2,915	3,590
Restricted stock	(20)	33	(3)	79
Stock options	534	457	1,566	1,058
Total share-based compensation	(15)	3,219	3,327	3,532
Deferred cash	38	—	154	—
	$23	$3,219	$3,481	$3,532
Share-based and long-term incentive compensation expense is included in:

	Second Quarter		First Six Months
	2015	2014	2015	2014
	(In thousands)
General and administrative expense	$(276)	$1,290	$1,846	$1,267
Other operating expense	299	1,929	1,635	2,265
	$23	$3,219	$3,481	$3,532
Share-Based Compensation
In first six months 2015, we granted 89,900 cash-settled stock appreciation rights awards and 598,600 equity-settled awards. Cash-settled stock appreciation rights have a ten-year term, generally become exercisable ratably over four years and provide for accelerated or continued vesting upon retirement, death, or disability or if there is a change in control. Equity-settled awards granted to employees in the first six months 2015 include market-leveraged stock units (MSUs) and stock options. Equity-settled MSUs will be settled in common stock based upon our stock price performance over three years from the date of grant. Stock options have a ten-year term, generally become exercisable ratably over four years and provide for accelerated or continued vesting upon retirement, death, or disability or if there is a change in control. Equity-settled awards in the form of restricted stock units granted to our directors are fully vested at the time of grant and are issued upon retirement.
The fair value of awards granted to retirement eligible employees expensed at the date of grant was $517,000 and $760,000 in first six months 2015 and 2014. Unrecognized share-based compensation expense related to non-vested equity-settled awards, restricted stock and stock options is $8,843,000 at second quarter-end 2015.
In first six months 2015 and 2014, we issued 157,201 and 162,380 shares out of our treasury stock associated with vesting of stock-based awards or exercise of stock options, net of 48,636 and 51,681 shares withheld having a value of $723,000 and $972,000 for payroll taxes in connection with vesting of stock-based awards or exercise of stock options.
Long-Term Incentive Compensation
In first six months 2015, we granted $587,000 of long-term incentive compensation in the form of deferred cash compensation. Deferred cash will be paid out after the earlier of three years or the employee's retirement eligibility date and the expense is recognized ratably over the vesting period. The accrued liability was $154,000 at second quarter-end 2015 and is included in other liabilities.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2014 Annual Report on Form 10-K. Unless otherwise indicated, information is presented as of second quarter-end 2015, and references to acreage owned includes all acres owned by ventures regardless of our ownership interest in a venture.
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

•	the levels of resale housing inventory and potential impact of foreclosures in our mixed-use development projects and the regions in which they are located;

•	fluctuations in costs and expenses, including impacts from shortages in materials or labor;

•	demand for new housing, which can be affected by a number of factors including the availability of mortgage credit, job growth and fluctuations in commodity prices;

•	demand for multifamily communities, which can be affected by a number of factors including local markets and economic conditions;

•	competitive actions by other companies;

•	changes in governmental policies, laws or regulations and actions or restrictions of regulatory agencies;

•	risks associated with oil and gas exploration, drilling and production activities;

•	fluctuations in oil and gas commodity prices;

•	our ability to fully realize our deferred tax assets is dependent upon generating future taxable income, executing tax planning strategies, and reversals of existing taxable temporary differences;

•	government regulation of exploration and production technology, including hydraulic fracturing;

•	the results of financing efforts, including our ability to obtain financing with favorable terms, or at all;

•	our ability to make interest and principal payments on our debt and satisfy the other covenants contained in our senior secured credit facility, indentures and other debt agreements;

•	our partners’ ability to fund their capital commitments and otherwise fulfill their operating and financial obligations;

•	the effect of limitations, restrictions and natural events on our ability to harvest and deliver timber;

•	inability to obtain permits for, or changes in laws, governmental policies or regulations affecting, water withdrawal or usage;

•	the final resolutions or outcomes with respect to our contingent and other liabilities related to our business; and

•	our ability to execute our growth strategy and deliver acceptable returns from acquisitions and other investments.

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
2015 Strategic Initiatives
On May 12, 2015, we announced that as a result of its strategic review, our Board of Directors had unanimously approved and initiated a plan to focus on growing our core real estate business and maximizing long-term shareholder value through:
•Acquiring, entitling and developing residential and mixed-use communities,
•Investing in multifamily opportunities, including projects that provide additional recurring cash flow,
•Harvesting cash flow from oil and gas by significantly lowering capital investments and operating costs,
•Transitioning timberland into real estate properties.

Results of Operations
A summary of our consolidated results by business segment follows:

	Second Quarter		First Six Months
	2015	2014	2015	2014
	(In thousands)
Revenues:
Real estate	$39,409	$55,173	$72,239	$120,653
Oil and gas	16,165	24,377	29,350	41,931
Other natural resources	1,856	3,463	3,646	5,034
Total revenues	$57,430	$83,013	$105,235	$167,618
Segment earnings (loss):
Real estate	$15,527	$27,297	$24,593	$50,872
Oil and gas	(56,867)	9,522	(59,808)	10,329
Other natural resources	(43)	2,079	(434)	1,551
Total segment earnings (loss)	(41,383)	38,898	(35,649)	62,752
Items not allocated to segments:
General and administrative expense	(5,177)	(5,566)	(11,197)	(10,734)
Share-based and long-term incentive compensation expense	(23)	(3,219)	(3,481)	(3,532)
Interest expense	(8,715)	(7,370)	(17,536)	(12,873)
Other corporate non-operating income	47	130	95	252
Income (loss) before taxes	(55,251)	22,873	(67,768)	35,865
Income tax benefit (expense)	20,744	(8,051)	25,103	(12,709)
Net income (loss) attributable to Forestar Group Inc.	$(34,507)	$14,822	$(42,665)	$23,156

Significant aspects of our results of operations follow:
Second Quarter and First Six Months 2015

•
Second quarter and first six months 2015 real estate segment earnings declined principally due to a $10,476,000 gain in second quarter 2014 associated with a non-monetary exchange of leasehold timber rights for 5,400 acres of undeveloped land with a partner in a consolidated venture, lower undeveloped land sales and decreased residential lot sales activity.

•
Oil and gas segment results decreased in second quarter and first six months 2015 principally due to $56,529,000 of non-cash impairment charges, which include $25,035,000 for proved oil and gas properties, $20,903,000 for unproved leasehold interests principally in Oklahoma, Nebraska and Kansas, and exploratory dry hole and pre-drilling costs of $10,591,000 related to non-core oil and gas properties in Oklahoma. In addition, segment earnings were negatively impacted by lower realized oil and gas prices despite an increase in production volumes and lower operating costs when compared with the same period in 2014. First six months 2015 results also include a lease termination penalty of $1,750,000 associated with the closure of our office in Fort Worth, Texas and $1,574,000 of employee severance and retention bonus costs as part of our initiative to significantly reduce oil and gas operating costs.

•
Share-based and long-term incentive compensation expense decreased principally as result of a 15 percent decrease in our stock price since year-end 2014, compared with a ten percent decrease in our stock price in first six months 2014 since year-end 2013, which impacted the value of vested cash-settled awards.

•	Second quarter and first six months 2015 interest expense increased primarily due to higher average borrowing rates and increased debt outstanding.
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
Current Market Conditions

Sales of new U.S. single-family homes were 482,000 units in June 2015, on an annualized basis, up 18 percent compared with June 2014, but down almost seven percent compared with the downwardly-revised May 2015 results, indicating the housing recovery remains tentative.  Inventories of new homes are at below historical levels in many areas. In addition, declining finished lot inventories and supply of economically developable raw land has resulted in demand for our developed lots. However, national and global economic weakness and uncertainty, and a restrictive mortgage lending environment continue to threaten a robust recovery in the housing market, despite low interest rates. Multifamily market conditions continue to be strong, with many markets experiencing healthy occupancy levels and positive rent growth. This improvement has been driven primarily by limited housing inventory, reduced single-family mortgage credit availability, and the increased propensity to rent among the 18 to 34 year old demographic of the U.S. population

West Texas Intermediate crude oil prices at the end of second quarter 2015 have declined over 40 percent compared with second quarter 2014, driven by a combination of lower worldwide economic growth, record inventory levels and concern over higher oil exports from Iran. In response to the significant decline in crude oil prices, exploration and development activity in the U.S. has declined sharply, however production has remained at historically high levels, aided by increased drilling efficiencies and lower costs. U.S. production continues to be liquids focused principally due to the premium price of oil over gas when comparing energy equivalency and current estimates of domestic gas producing supplies are believed to be sufficient.

Henry Hub natural gas prices at the end of second quarter 2015 were down approximately 37 percent compared with second quarter 2014, and remain significantly lower than realized prices over the last decade. The decline in natural gas prices is principally driven by higher inventories, which are 35 percent higher than year ago levels, and modestly above the previous five year average. Despite low prices, natural gas production in the U.S. remains high, driven by continued improvements in drilling efficiency and lower operating costs, which is expected to result in additional inventory growth.
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
Real Estate
We own directly or through ventures approximately 111,000 acres of real estate located in 11 states and 14 markets. Our real estate segment secures entitlements and develops infrastructure on our lands, primarily for single-family residential and mixed-use communities. We own approximately 87,000 acres in a broad area around Atlanta, Georgia, with the balance located primarily in Texas. We target investments principally in our strategic growth corridors, regions across the southern half of the United States that possess key demographic and growth characteristics that we believe make them attractive for long-term real estate investment. We own and manage our projects either directly or through ventures. Our real estate segment revenues are principally derived from the sales of residential single-family lots and tracts, undeveloped land and commercial real estate, and from the operation of income producing properties, primarily a hotel and multifamily properties.
A summary of our real estate results follows:

	Second Quarter		First Six Months
	2015	2014	2015	2014
	(In thousands)
Revenues	$39,409	$55,173	$72,239	$120,653
Cost of sales	(21,438)	(32,025)	(39,492)	(68,209)
Operating expenses	(9,674)	(9,315)	(19,276)	(17,390)
	8,297	13,833	13,471	35,054
Interest income	736	2,139	1,605	4,311
Gain on sale of assets	1,160	10,476	1,160	10,476
Equity in earnings of unconsolidated ventures	5,523	775	8,467	1,630
Less: Net (income) loss attributable to noncontrolling interests	(189)	74	(110)	(599)
Segment earnings	$15,527	$27,297	$24,593	$50,872

Revenues in our owned and consolidated ventures consist of:

	Second Quarter		First Six Months
	2015	2014	2015	2014
	(In thousands)
Residential real estate	$23,820	$33,901	$42,142	$69,162
Commercial real estate	1,477	609	2,854	780
Undeveloped land	2,750	7,297	4,765	27,010
Commercial and income producing properties	11,109	11,050	21,978	20,983
Other	253	2,316	500	2,718
	$39,409	$55,173	$72,239	$120,653
Residential real estate revenues principally consist of the sale of single-family lots to local, regional and national homebuilders. Revenues decreased in first six months 2015 compared with first six months 2014 primarily due to lower residential lot sales and reduced undeveloped land sales. In addition, in first six months 2015, we sold 783 acres of residential tract for $4,035,000 which generated segment earnings of $1,275,000, compared to 910 acres of residential tract for $6,567,000 which generated segment earnings of $2,698,000 in first six months 2014.
In first six months 2015, we sold 1,634 acres of undeveloped land for $4,765,000, or approximately $2,916 per acre, generating approximately $3,468,000 in segment earnings, as compared with 12,279 acres sold for $27,010,000 or approximately $2,200 per acre, generating approximately $20,667,000 in segment earnings in first six months 2014.
Commercial and income producing properties revenue include revenues from hotel room sales and other guest services, rental revenues from our operating multifamily properties and our reimbursement for costs paid to subcontractors plus development and construction fees we may earn on certain multifamily projects. Second quarter and first six months 2015 include $2,525,000 and $4,554,000 in construction revenues associated with our multifamily fixed fee contract as general contractor. Revenues associated with multifamily construction contracts for second quarter and first six months 2014 were $3,461,000 and $6,694,000. Rental revenues from our multifamily operating properties for second quarter and first six months 2015 were $2,041,000 and $3,803,000 compared with no rental revenues in first six months 2014, primarily due to the substantial completion of the Eleven multifamily project at the end of second quarter 2014 and acquiring our partner's interest in Eleven multifamily venture in third quarter 2014. In addition, our Midtown Cedar Hill multifamily project near Dallas was substantially completed in second quarter 2015 and is 77 percent occupied at second quarter-end 2015.
Units sold consist of:

	Second Quarter		First Six Months
	2015	2014	2015	2014
Owned and consolidated ventures:
Residential lots sold	271	481	513	1,317
Revenue per lot sold	$71,465	$60,651	$72,219	$47,644
Commercial acres sold	20	3	24	3
Revenue per commercial acre sold	$73,345	$96,774	$117,014	$96,774
Undeveloped acres sold	903	2,950	1,634	12,279
Revenue per acre sold	$3,044	$2,473	$2,916	$2,200
Ventures accounted for using the equity method:
Residential lots sold	248	56	295	194
Revenue per lot sold	$75,543	$93,306	$78,253	$67,772
Commercial acres sold	1	—	30	—
Revenue per commercial acre sold	$303,734	$—	$311,995	$—
Undeveloped acres sold	345	258	345	258
Revenue per acre sold	$2,983	$2,306	$2,983	$2,306
Cost of sales in second quarter and first six months 2015 include $2,692,000 and $5,126,000 related to multifamily construction contract costs we incurred as general contractor and paid to subcontractors associated with our development of a multifamily venture property near Denver, compared with $3,539,000 and $9,041,000 associated with two multifamily venture properties in second quarter and first six months 2014, of which one of was completed in second quarter 2014. Included in multifamily construction contract costs are charges of $167,000 and $572,000 in second quarter and first six months 2015 reflecting estimated cost increases associated with our fixed fee contracts as general contractor for one multifamily venture property compared with charges of $78,000 and $2,347,000 associated with two multifamily venture properties in second quarter and first six months 2014. Cost of sales in first six months 2015 also includes $729,000 of non-cash asset impairment charges, of which $504,000 was recognized in first quarter 2015 associated with a residential development with golf course and country club property located near Fort Worth, which was sold in April 2015, and $225,000 was recognized in second quarter 2015 related to one owned project near Atlanta.
Operating expenses consist of:

	Second Quarter		First Six Months
	2015	2014	2015	2014
	(In thousands)
Employee compensation and benefits	$2,027	$2,655	$4,326	$5,513
Property taxes	2,723	1,899	4,837	3,485
Professional services	1,856	2,272	2,536	3,411
Depreciation and amortization	2,005	695	3,729	1,343
Other	1,063	1,794	3,848	3,638
	$9,674	$9,315	$19,276	$17,390
The increase in operating expenses for second quarter and first six months 2015 is principally related to increase in depreciation and amortization and property taxes associated with the Eleven multifamily project which was completed in second quarter 2014 and Midtown Cedar Hill multifamily project which is substantially complete. In third quarter 2014, we acquired full ownership of the Eleven multifamily project in Austin in which we previously held a 25 percent equity interest.
Interest income principally represents earnings from a loan secured by a mixed-use real estate community in Houston that was paid in full in first quarter 2015 and interest income received on reimbursements from utility and improvement districts.
In second quarter 2015, we recorded a gain of $1,160,000 associated with the reduction of a surety bond in connection with the Cibolo Canyons Special Improvement District bond offering in 2014. In second quarter 2014, the $10,476,000 gain is associated with a non-monetary exchange of leasehold timber rights on approximately 10,300 acres for 5,400 acres of undeveloped land with a partner in a consolidated venture.
Increase in equity earnings from our unconsolidated ventures in first six months 2015 is primarily related to increased lot sales activity associated with two ventures in Houston, Texas.
Net income attributable to noncontrolling interests in first six months 2015 declined as compared with the prior year principally due to the purchase of noncontrolling interests in the Lantana ventures for $7,971,000 in March 2014.
Information about our real estate projects and our real estate ventures follows:

	Second Quarter-End
	2015	2014
Owned and consolidated ventures:
Entitled, developed and under development projects
Number of projects	68	65
Residential lots remaining	15,009	15,077
Commercial acres remaining	1,733	1,718
Undeveloped land and land in the entitlement process
Number of projects	11	11
Acres in entitlement process	24,430	24,430
Acres undeveloped	71,044	79,563
Ventures accounted for using the equity method:
Ventures’ entitled, developed and under development projects
Number of projects	8	8
Residential lots remaining	2,594	3,021
Commercial acres remaining	182	240
Ventures’ undeveloped land and land in the entitlement process
Acres undeveloped	4,358	5,073
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
Our net investment in owned and consolidated real estate by geographic location follows:

State	Entitled, Developed, and Under Development Projects	Undeveloped Land and Land in Entitlement Process	Commercial and Income Producing Properties	Total
	(In thousands)
Texas	$252,382	$5,768	$141,196	$399,346
Georgia	14,537	62,953	—	77,490
California	8,915	23,783	—	32,698
North Carolina	12,299	40	15,870	28,209
Colorado	24,603	256	—	24,859
Tennessee	15,417	63	8,265	23,745
Other	17,028	150	—	17,178
	$345,181	$93,013	$165,331	$603,525
Oil and Gas
Our oil and gas segment is focused on the exploration, development and production of oil and gas on our mineral and leasehold interests.
We lease portions of our 590,000 owned net mineral acres located principally in Texas, Louisiana, Georgia and Alabama to other oil and gas companies in return for a lease bonus, delay rentals and a royalty interest. At second quarter-end 2015, we have about 21,000 net acres leased to others, about 36,000 net acres leased to others that are held by production and 528 gross productive wells operated by others on our owned mineral acres. Most leases are for a three to five year term although all or a portion of a lease may be extended as long as actual production is occurring.
At second quarter-end 2015, our leasehold interests include 345,000 net mineral acres leased from others principally located in Nebraska and Kansas primarily targeting the Lansing-Kansas City formation, in Oklahoma targeting various formations in the Anadarko Basin, in the Texas Panhandle primarily targeting the Tonkawa and Cleveland formations and in North Dakota primarily targeting the Bakken and Three Forks formations. Our leasehold interests include 9,000 net mineral acres in the Bakken and Three Forks formation. We have 47,000 net acres of leasehold interests held by production and 414 gross oil and gas wells with working interest ownership, of which 151 are operated by us.
A summary of our oil and gas results follows:

	Second Quarter		First Six Months
	2015	2014	2015	2014
	(In thousands)
Revenues	$16,165	$24,377	$29,350	$41,931
Cost of oil and gas producing activities	(70,141)	(16,926)	(81,683)	(29,546)
Operating expenses	(2,626)	(3,812)	(8,482)	(8,071)
	(56,602)	3,639	(60,815)	4,314
Gain (loss) on sale of assets	(322)	5,706	854	5,706
Equity in earnings of unconsolidated ventures	57	177	153	309
Segment earnings (loss)	$(56,867)	$9,522	$(59,808)	$10,329

Revenues consist of:

	Second Quarter		First Six Months
	2015	2014	2015	2014
	(In thousands)
Oil production (a)	$14,458	$22,010	$25,762	$37,004
Gas production	1,388	1,840	2,904	3,781
Other (principally lease bonus and delay rentals)	319	527	684	1,146
	$16,165	$24,377	$29,350	$41,931
 _________________________

(a)	Oil production includes revenues from oil, condensate and natural gas liquids (NGLs).
In second quarter and first six months 2015, oil and gas production revenues decreased principally as a result of lower oil and gas prices despite an increase in oil and gas production volumes as compared with the same period in 2014. The decline in oil prices negatively impacted revenues by $12,362,000 and $26,927,000 in second quarter and first six months 2015 as compared with the previous year. This decline was partially offset by a $4,807,000 and $15,685,000 increase in revenues as a result of higher oil production volumes in second quarter and first six months 2015, respectively. The decline in gas prices negatively impacted revenues by $940,000 and $1,566,000 in second quarter and first six months 2015, partially offset by a $492,000 and $689,000 increase in revenues as a result of increased gas production volumes in second quarter and first six months 2015, as compared with the previous year.
Other revenues include $482,000 in lease bonuses received from leasing 1,600 net mineral acres owned in Texas and Louisiana during the first six months 2015 as compared with $1,084,000 in lease bonuses received from leasing approximately 3,100 net mineral acres owned in Texas and Louisiana during the same period in 2014.
Cost of oil and gas producing activities consists of:

	Second Quarter		First Six Months
	2015	2014	2015	2014
	(In thousands)
Depletion and amortization	$7,679	$7,213	$14,883	$11,809
Production costs	5,289	4,457	9,391	8,305
Exploration costs	10,126	4,599	10,294	7,979
Impairment of proved properties and unproved leasehold interests	45,938	584	45,945	1,339
Other	1,109	73	1,170	114
	$70,141	$16,926	$81,683	$29,546
Cost of oil and gas producing activities increased in second quarter and first six months 2015 principally as a result of non-cash impairment charges of $25,035,000 for proved oil and gas properties, $20,903,000 for unproved leasehold interests principally in Oklahoma, Nebraska and Kansas and exploratory dry hole and pre-drilling costs of $10,591,000 related to non-core oil and gas properties in Oklahoma. In second quarter and first six months 2015, cost of oil and gas producing activities were also affected by an increase in depletion expenses due to higher oil and gas production volumes, as compared to the same period during 2014. Depletion and amortization represent the non-cash cost of producing oil and gas associated with our working interests and is computed based on the units of production method.
Exploration costs principally represent exploratory dry hole costs, geological and geophysical and seismic study costs. Dry hole costs in first six months 2015 were $9,752,000, which includes a $9,674,000 charge in second quarter 2015 primarily associated with an exploratory well in Oklahoma. Dry hole costs in first six months 2014 were $5,665,000, which includes a $2,141,000 charge in second quarter 2014 associated with an exploratory well in east Texas. As a result of expiring leasehold interests, we recorded non-cash impairment charges on our unproved oil and gas properties of $1,339,000 in first six months 2014.
Production costs principally represent lease operating expenses associated with producing working interest wells and our share of production severance taxes related to both our royalty and working interests.

Oil and gas produced and average unit prices related to our royalty and working interests follows:

	Second Quarter		First Six Months
	2015	2014	2015	2014
Consolidated entities:
Oil production (barrels)	262,000	225,300	531,900	382,300
Average oil price per barrel	$53.37	$95.38	$46.68	$93.75
NGL production (barrels)	27,200	12,000	50,900	27,000
Average NGL price per barrel	$17.54	$43.24	$18.35	$43.17
Total oil production (barrels), including NGLs	289,200	237,300	582,800	409,300
Average total oil price per barrel, including NGLs	$50.00	$92.75	$44.20	$90.41
Gas production (millions of cubic feet)	518.9	409.4	997.0	843.2
Average price per thousand cubic feet	$2.68	$4.49	$2.91	$4.48
Our share of ventures accounted for using the equity method:
Gas production (millions of cubic feet)	40.1	50.5	82.4	103.2
Average price per thousand cubic feet	$2.37	$4.54	$2.85	$4.01
Total consolidated and our share of equity method ventures:
Oil production (barrels)	262,000	225,300	531,900	382,300
Average oil price per barrel	$53.37	$95.38	$46.68	$93.75
NGL production (barrels)	27,200	12,000	50,900	27,000
Average NGL price per barrel	$17.54	$43.24	$18.35	$43.17
Total oil production (barrels), including NGLs	289,200	237,300	582,800	409,300
Average total oil price per barrel, including NGLs	$50.00	$92.75	$44.20	$90.41
Gas production (millions of cubic feet)	559.0	459.9	1,079.4	946.4
Average price per thousand cubic feet	$2.65	$4.50	$2.91	$4.43
Total BOE (barrel of oil equivalent) (a)	382,300	313,900	762,700	567,000
Average price per barrel of oil equivalent	$41.70	$76.70	$37.89	$72.66
 _________________________

(a)	Gas is converted to barrels of oil equivalent (BOE) using a conversion of six Mcf to one barrel of oil.
Operating expenses consist of:

	Second Quarter		First Six Months
	2015	2014	2015	2014
	(In thousands)
Employee compensation and benefits	$1,433	$2,443	$4,054	$5,014
Professional and consulting services	465	288	1,172	677
Depreciation	271	264	482	515
Other	457	817	2,774	1,865
	$2,626	$3,812	$8,482	$8,071
Operating expenses increased in first six months 2015 as compared with the previous year, primarily as result of restructuring costs of $1,750,000 for a lease termination penalty associated with closing our office in Fort Worth, Texas and $1,574,000 of employee severance and retention costs. These restructuring costs were partially offset by lower staffing costs as result of a reduction in our workforce and initiatives to reduce oil and gas operating expenses.
In first six months 2015, we recorded a net gain of $854,000 on the sale of 17,168 net mineral acres leased from others in Nebraska and North Dakota and the disposition of 2 gross (1 net) producing oil and gas wells in Nebraska and Oklahoma for total proceeds of $2,524,000. In second quarter 2014, we recorded a total gain of $5,706,000 in conjunction with the sale of 97 gross (6 net) producing oil and gas wells in Oklahoma and the sale of 223 net mineral acres leased from others in North Dakota.
Other Natural Resources
Our other natural resources segment manages our timber holdings, recreational leases and water resource initiatives. At second quarter-end 2015, we have about 100,000 real estate acres with timber we own directly or through ventures, primarily in Georgia and Texas. Our other natural resources segment revenues are principally derived from the sales of wood fiber from our land and leases for recreational uses. We have water interests in approximately 1.5 million acres, including a 45 percent nonparticipating royalty interest in groundwater produced or withdrawn for commercial purposes or sold from 1.4 million acres in Texas, Louisiana, Georgia and Alabama, and approximately 20,000 acres of groundwater leases in central Texas.

A summary of our other natural resources results follows:

	Second Quarter		First Six Months
	2015	2014	2015	2014
	(In thousands)
Revenues	$1,856	$3,463	$3,646	$5,034
Cost of sales	(860)	(801)	(1,780)	(1,577)
Operating expenses	(1,043)	(1,274)	(2,309)	(2,601)
	(47)	1,388	(443)	856
Gain on sale and partial termination of timber lease	—	685	—	685
Equity in earnings of unconsolidated ventures	4	6	9	10
Segment earnings (loss)	$(43)	$2,079	$(434)	$1,551
Revenues consist of:

	Second Quarter		First Six Months
	2015	2014	2015	2014
	(In thousands)
Fiber	$1,391	$2,441	$2,636	$3,744
Water	200	750	300	750
Recreational leases and other	265	272	710	540
	$1,856	$3,463	$3,646	$5,034
Fiber sold consists of:

	Second Quarter		First Six Months
	2015	2014	2015	2014
Pulpwood tons sold	36,000	58,200	63,500	86,400
Average pulpwood price per ton	$9.39	$11.42	$9.06	$10.85
Sawtimber tons sold	19,300	49,600	39,400	78,500
Average sawtimber price per ton	$21.54	$23.23	$21.52	$22.67
Total tons sold	55,300	107,800	102,900	164,900
Average stumpage price per ton (a)	$13.62	$16.86	$13.83	$16.48
 _________________________

(a)	Average stumpage price per ton is based on gross revenues less cut and haul costs.
Water revenues are associated with a groundwater reservation agreement with Hays County, Texas, which commenced in third quarter 2013 and was terminated in second quarter 2015.
Information about our recreational leases follows:

	Second Quarter		First Six Months
	2015	2014	2015	2014
Average recreational acres leased	100,100	110,000	101,300	113,200
Average price per leased acre	$9.34	$9.69	$9.30	$9.41
Cost of sales principally includes non-cash cost of timber cut and sold and delay rental payments paid to others related to groundwater leases in central Texas.

Operating expenses consist of:

	Second Quarter		First Six Months
	2015	2014	2015	2014
	(In thousands)
Employee compensation and benefits	$560	$604	$1,243	$1,109
Professional and consulting services	299	532	648	1,207
Other	184	138	418	285
	$1,043	$1,274	$2,309	$2,601

Gain on sale and partial termination of timber lease in first six months 2014 includes a $685,000 gain associated with partial termination of a timber lease related to the sale of 697 acres of undeveloped land in Georgia from a consolidated venture recorded in second quarter 2014.
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
General and administrative expenses consist of:

	Second Quarter		First Six Months
	2015	2014	2015	2014
	(In thousands)
Employee compensation and benefits	$1,989	$2,465	$4,197	$4,726
Professional and consulting services	1,581	1,361	3,249	2,366
Facility costs	221	248	454	476
Depreciation and amortization	150	151	331	295
Insurance costs	164	240	315	515
Other	1,072	1,101	2,651	2,356
	$5,177	$5,566	$11,197	$10,734
Income Taxes

Our effective tax rate was 38 percent in second quarter 2015 and 37 percent for the first six months 2015. Our effective tax rate for first six months 2015 includes a one percent benefit for noncontrolling interests and a two percent detriment for a state valuation allowance and share-based compensation benefits that will not be realized. Our effective tax rate was 35 percent in second quarter 2014 and first six months 2014, which included a one percent benefit for noncontrolling interests. Our effective tax rates also include the effect of state income taxes, nondeductible items and benefits of percentage depletion.
We have not provided a valuation allowance for our federal deferred tax asset and the majority of our state deferred tax assets because, although realization is not assured, we believe it is more likely than not they will be recoverable in future periods based on considerations including taxable income in prior carryback years, future reversals of existing temporary differences, tax planning strategies and future taxable income. The amount of deferred tax assets considered recoverable, however, could be reduced if estimates of future taxable income are reduced due to additional oil and gas restructuring costs or other factors.
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
Cash Flows from Operating Activities
Cash flows from our real estate acquisition and development activities, undeveloped land sales, commercial and income producing properties, timber sales, income from oil and gas properties, recreational leases and reimbursements from utility and improvement districts are classified as operating cash flows.
In first six months 2015, net cash used for operating activities was $17,513,000 primarily due to lower residential lot sales activity and a decrease in undeveloped land sales. In addition, our real estate development and acquisition expenditures were $57,353,000 exceeding $24,151,000 of real estate cost of sales. In first six months 2014, net cash provided by operating activities was $18,995,000 principally due to increased residential lot sales and undeveloped land sales activity, partially offset by real estate development and acquisition expenditures exceeding real estate cost of sales.

Cash Flows from Investing Activities
Capital contributions to and capital distributions from unconsolidated ventures, costs incurred to acquire, develop and construct multifamily projects that will be held as commercial operating properties upon stabilization as investment property, business acquisitions and investment in oil and gas properties and equipment are classified as investing activities. In addition, proceeds from the sale of property and equipment, software costs and expenditures related to reforestation activities are also classified as investing activities.
In first six months 2015, net cash used for investing activities was $52,449,000 principally due to our investment of $40,286,000 in oil and gas properties associated with our previously committed capital investments related to exploration and production operations. In addition, we invested $6,971,000 in property and equipment, software and reforestation, of which $4,693,000 is related to capital expenditures for our 413 guest room hotel in Austin. In first six months 2014, net cash used for investing activities was $47,708,000 principally due to our investment of $44,632,000 in oil and gas properties associated with our exploration and production operations. In addition, we invested $9,823,000 in property and equipment, software and reforestation, of which $4,254,000 is related to capital expenditures on our 413 guest room hotel in Austin and $3,914,000 is related to water well development, and a net investment in unconsolidated ventures of $4,275,000, partially offset by proceeds of $11,022,000 related to sale of certain oil and gas properties in Oklahoma and North Dakota.
Cash Flows from Financing Activities
In first six months 2015, net cash used for financing activities was $1,404,000 principally due to payroll taxes on share-settled equity awards and distributions to noncontrolling interests. In first six months 2014, net cash provided by financing activities was $20,574,000 principally due to net proceeds of $241,947,000 from the issuance of 8.5% senior secured notes, partially offset by debt payments of $219,653,000, of which $200,000,000 is related to retirement of the term loan associated with our senior secured credit facility, $4,950,000 is related to payments of our amortizing notes associated with our tangible equity units, $2,878,000 is related to debt outstanding for our Lantana partnerships and the remaining associated with payment of other indebtedness.
Real Estate Acquisition and Development Activities
We secure entitlements and develop infrastructure, primarily for single family residential and mixed-use communities. We also develop and own directly or through ventures multifamily communities as income producing properties, primarily in our target markets.
We categorize real estate development and acquisition expenditures as operating activities on the statement of cash flows. These development and acquisition expenditures include costs for development of residential lots and mixed-used communities and multifamily community projects that will be marketed for sale upon stabilization.
In first six months 2015, real estate development and acquisition expenditures were $57,353,000 which includes the acquisition of five new community development sites for $24,387,000 and real estate development costs of $32,966,000.

Oil and Gas Drilling and Other Exploration and Development Activities
At second quarter-end 2015, we had working interests in 414 gross active wells.
Our planned expenditures for 2015 are expected to be significantly lower compared with 2014 and are primarily related to existing well commitments in the Bakken/Three Forks formation of North Dakota. In first six months 2015, drilling and completion activity was primarily related to existing well commitments with 26 gross Bakken/Three Forks wells generating initial production and ten wells waiting on completion. In addition, in first six months 2015, we have elected to participate as a non-operator in 11 new gross wells for $10,017,000 in the Bakken/Three Forks formation of North Dakota. Regional allocation of our capital expenditures for drilling and completion activities in first six months 2015 is shown below:

First Six Months
2015
(In thousands)
Bakken and Three Forks formations of North Dakota	$21,482
Lansing - Kansas City formation of Nebraska and Kansas	2,841
Other formations principally in Oklahoma	15,963
$40,286
Our accrued capital expenditures for drilling and completion costs at second quarter-end 2015 were $13,572,000 and are included in other accrued expenses in our consolidated balance sheets. These oil and gas property additions will be reflected as cash used for investing activities in the period the accrued payables are settled. Of the $40,286,000 of capital expenditures that we incurred and paid in first six months 2015 for drilling and completion activities, $36,778,000 was related to settling year-end 2014 accrued capital expenditures and payment of 2014 well commitments that were completed as of second quarter-end 2015.
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
Liquidity
At second quarter-end 2015, our senior secured credit facility provides for a $300,000,000 revolving line of credit maturing May 15, 2017 (with two one-year extension options). The revolving line of credit may be prepaid at any time without penalty. The revolving line of credit includes a $100,000,000 sublimit for letters of credit, of which $14,816,000 is outstanding at second quarter-end 2015. Total borrowings under our senior secured credit facility (including the face amount of letters of credit) may not exceed a borrowing base formula.
At second quarter-end 2015, net unused borrowing capacity under our senior secured credit facility is calculated as follows:

Senior Credit Facility
(In thousands)
Borrowing base availability	$300,000
Less: borrowings	—
Less: letters of credit	(14,816)
$285,184
Our net unused borrowing capacity during second quarter 2015 ranged from a high of $285,184,000 to a low of $284,711,000. This facility is used primarily to fund our operating cash needs, which fluctuate due to timing of residential and commercial real estate sales, undeveloped land sales, oil and gas leasing, exploration and production activities and mineral lease bonus payments received, timber sales, reimbursements from utility and improvement districts, payment of payables and expenses and capital expenditures.
Our senior secured credit facility and other debt agreements contain financial covenants customary for such agreements including minimum levels of interest coverage and limitations on leverage. At second quarter-end 2015, we were in compliance with the financial covenants of these agreements.

The following table details our compliance with the financial covenants calculated as provided in the senior credit facility:

Financial Covenant	Requirement	Second Quarter-End 2015
Interest Coverage Ratio (a)	≥2.50:1.0	3.23:1.0
Total Leverage Ratio (b)	≤50%	40.4%
Net Worth (c)	≥$593.3 million	$632.7 million
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

(c)
Calculated as the amount by which consolidated total assets (excluding Credo acquisition goodwill over $50,000,000) exceeds consolidated total liabilities. At second quarter-end 2015, the requirement is $593,287,000 computed as: $593,287,000 plus 85 percent of the aggregate net proceeds received by us from any equity offering, plus 75 percent of all positive net income, on a cumulative basis. This covenant is applied at the end of each quarter.

To make additional discretionary investments, acquisitions, or distributions, we must maintain available liquidity equal to 10 percent of the aggregate commitments in place. At second quarter-end 2015, the minimum liquidity requirement was $30,000,000, compared with $380,423,000 in actual available liquidity based on the unused borrowing capacity under our senior secured credit facility plus unrestricted cash and cash equivalents. The failure to maintain such minimum liquidity does not constitute a default or event of default of our senior secured credit facility.
Discretionary investments in community development may be restricted in the event that the revenue/capital expenditure ratio is less than or equal to 1.0x. At second quarter-end 2015, the revenue/capital expenditure ratio was 2.1x. Revenue is defined as total gross revenues (excluding revenues attributed to Credo and multifamily properties), plus our pro rata share of the operating revenues from unconsolidated ventures. Capital expenditures are defined as consolidated development and acquisition expenditures (excluding investments related to Credo and multifamily properties), plus our pro rata share of unconsolidated ventures’ development and acquisition expenditures.
In addition, we may elect to make distributions so long as the total leverage ratio is less than 40 percent, the interest coverage is greater than 3.0:1.0 and available liquidity is not less than $125,000,000. At second quarter-end 2015, our total leverage ratio exceeded 40 percent and as a result we are prohibited from making restricted payments until the above conditions are satisfied.
Contractual Obligations and Off-Balance Sheet Arrangements
In 2014, FMF Littleton LLC, an equity method venture in which we own a 25 percent interest, obtained a senior secured construction loan in the amount of $46,384,000 to develop a 385-unit multifamily project located in Littleton, Colorado. The outstanding balance was $8,608,000 at second quarter-end 2015. We provided the lender with a guaranty of completion of the improvements; a guaranty for repayment of 25 percent of the principal balance and unpaid accrued interest; and a standard nonrecourse carve-out guaranty. The principal guaranty will reduce from 25 percent of principal to ten percent upon achievement of certain conditions.
In 2014, CREA FMF Nashville LLC, an equity method venture with Massachusetts Mutual Life Insurance Co. (MassMutual) in which we own a 30 percent interest, obtained a senior secured construction loan in the amount of $51,950,000 to develop a 320-unit multifamily project located in Nashville, Tennessee. The outstanding balance at second quarter-end 2015 was $46,322,000. MassMutual is obligated to make a capital contribution to the venture in an amount equal to its equity commitment under the construction loan in an amount not to exceed $14,220,000. Such capital contribution shall be paid upon the earlier of (i) March 16, 2016 (ii) two months after the issuance of final certificates of occupancy with respect to the entire project, or (iii) ten business days after the date on which the long-term credit rating of MassMutual is less than AA- from Standard & Poor's or A1 from Moody's. We provided the lender with a guaranty of completion of the improvements; a guaranty for repayment of 25 percent of the principal balance and unpaid accrued interest; and a standard nonrecourse carve-out guaranty. The principal guaranty will reduce from 25 percent of principal to zero percent upon achievement of certain conditions.
In 2012, FMF Peakview LLC, an equity method venture in which we own a 20 percent interest, obtained a senior secured construction loan in the amount of $31,550,000 to develop a 304-unit multifamily property in Denver. The outstanding balance at second quarter-end 2015 was $27,790,000. We provided the lender with a construction completion guaranty, a repayment guaranty for 25 percent of the principal and unpaid accrued interest, and a standard non-recourse carve-out guaranty.
Cibolo Canyons—San Antonio, Texas
Cibolo Canyons consists of the JW Marriott ® San Antonio Hill Country Resort & Spa development owned by third parties and a mixed-use development we own. We have $56,412,000 invested in Cibolo Canyons at second quarter-end 2015, all of which is related to the mixed-use development.
Resort Hotel, Spa and Golf Development
In 2007, we entered into agreements to facilitate third party construction and ownership of the JW Marriott ® San Antonio Hill Country Resort & Spa (the Resort), which includes a 1,002 room destination resort and two PGA Tour ® Tournament Players Club ® (TPC) golf courses.
In exchange for our commitment to the Resort, the third party owners assigned to us certain rights under an agreement between the third party owners and a legislatively created Cibolo Canyons Special Improvement District (CCSID). This agreement includes the right to receive from CCSID 9 percent of hotel occupancy revenues and 1.5 percent of other resort sales revenues collected as taxes by CCSID through 2034. The amount we receive will be net of annual ad valorem tax reimbursements by CCSID to the third party owners of the resort through 2020. In addition, these payments will be net of debt service on bonds issued by CCSID collateralized by hotel occupancy tax (HOT) and other resort sales tax through 2034.
The amounts we collect under this agreement are dependent on several factors including the amount of revenues generated by and ad valorem taxes imposed on the Resort and the amount of debt service incurred by CCSID.
In 2014, we received $50,550,000 from CCSID principally related to its issuance of $48,900,000 HOT and Sales and Use Tax Revenue Bonds, resulting in recovery of our full Resort investment. These bonds are obligations solely of CCSID and are payable from HOT and sales and use taxes levied on the Resort by CCSID. To facilitate the issuance of the bonds, we provided a $6,846,000 letter of credit to the bond trustee as security for certain debt service fund obligations in the event CCSID tax collections are not sufficient to support payment of the bonds in accordance with their terms. The letter of credit must be maintained until the earlier of redemption of the bonds or scheduled bond maturity in 2034. We also entered into an agreement with the owner of the Resort to assign its senior rights to us in exchange for consideration provided by us, including a surety bond to be drawn if CCSID tax collections are not sufficient to support ad valorem tax rebates payable.  The surety bond will decrease as CCSID makes annual ad valorem tax rebate payments, which obligation is scheduled to be retired in full by 2020. All future receipts are expected to be recognized as gains in the period collected. In second quarter 2015, we recorded a gain of $1,160,000 associated with the reduction of the surety bond from $9,010,000 at year-end 2014 to $7,850,000 at second quarter-end 2015.
Mixed-Use Development
The mixed-use development we own consists of 2,100 acres planned to include approximately 1,769 residential lots and 150 commercial acres designated for multifamily and retail uses, of which 944 lots and 130 commercial acres have been sold through second quarter-end 2015.
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

Through second quarter-end 2015, we have submitted for and were approved for reimbursement of approximately $65,438,000 of infrastructure costs, of which we have received reimbursements totaling $33,552,000. We did not receive any reimbursements from CCSID in first six months 2015. At second quarter-end 2015, we have $31,886,000 in pending reimbursements, excluding interest.
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
New and Pending Accounting Pronouncements
Please read Note 2—New and Pending Accounting Pronouncements to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Statistical and Other Data
A summary of our real estate projects in the entitlement process (a) at second quarter-end 2015 follows:

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

A summary of activity within our active projects in the development process, which includes entitled (a), developed and under development real estate projects, at second quarter-end 2015 follows:

			Residential Lots (c)		Commercial Acres (d)
Project	County	Interest Owned (b)	Lots Sold Since Inception	Lots Remaining	Acres Sold Since Inception	Acres Remaining (e)
Projects we own
California
San Joaquin River	Contra Costa/Sacramento	100%	—	—	—	288
Colorado
Buffalo Highlands	Weld	100%	—	164	—	—
Johnstown Farms	Weld	100%	281	313	2	3
Pinery West	Douglas	100%	86	—	20	106
Stonebraker	Weld	100%	—	603	—	—
Georgia
Mars Hill	Cobb	100%	—	57	—	—
Seven Hills	Paulding	100%	828	255	26	113
The Villages at Burt Creek	Dawson	100%	—	1,715	—	57
Other projects (17)	Various	100%	228	2,403	—	705
North & South Carolina
Habersham	York	100%	—	187	—	—
Walden	Mecklenburg	100%	—	387	—	—
Tennessee
Beckwith Crossing	Wilson	100%	—	99	—	—
Morgan Farms	Williamson	100%	79	94	—	—
Scales	Williamson	100%	—	87	—	—
Weatherford Estates	Williamson	100%	—	17	—	—
Texas
Arrowhead Ranch	Hays	100%	—	381	—	11
Bar C Ranch	Tarrant	100%	350	755	—	—
Barrington Kingwood	Harris	100%	166	14	—	—
Cibolo Canyons	Bexar	100%	944	825	130	56
Harbor Lakes	Hood	100%	231	—	21	—
Hunter’s Crossing	Bastrop	100%	510	—	54	49
Imperial Forest	Harris	100%	—	428	—	—
La Conterra	Williamson	100%	202	—	3	55
Lakes of Prosper	Collin	100%	127	160	4	—
Lantana	Denton	100%	1,207	557	14	—
Maxwell Creek	Collin	100%	941	60	10	—
Oak Creek Estates	Comal	100%	253	301	13	—
Parkside	Collin	100%	—	200	—	—
River's Edge	Denton	100%	—	202	—	—
Stoney Creek	Dallas	100%	221	487	—	—
Summer Creek Ranch	Tarrant	100%	983	268	35	44
Summer Lakes	Fort Bend	100%	666	403	56	—
Summer Park	Fort Bend	100%	69	130	28	68
The Colony	Bastrop	100%	454	1,431	22	31
The Preserve at Pecan Creek	Denton	100%	576	206	—	7
Village Park	Collin	100%	567	—	3	2
Westside at Buttercup Creek	Williamson	100%	1,496	1	66	—
Other projects (7)	Various	100%	1,565	21	133	7
Other
Other projects (3)	Various	100%	543	320	—	—
			13,573	13,531	640	1,602

			Residential Lots (c)		Commercial Acres (d)
Project	County	Interest Owned (b)	Lots Sold Since Inception	Lots Remaining	Acres Sold Since Inception	Acres Remaining (e)

Projects in entities we consolidate
Texas
City Park	Harris	75%	1,311	504	52	113
Timber Creek	Collin	88%	—	601	—	—
Willow Creek Farms II	Waller/Fort Bend	90%	90	175	—	—
Other projects (2)	Various	Various	10	198	—	18
			1,411	1,478	52	131
Total owned and consolidated			14,984	15,009	692	1,733

Projects in ventures that we account for using the equity method
Texas
Entrada	Travis	50%	—	821	—	—
Fannin Farms West	Tarrant	50%	324	—	—	—
Harper’s Preserve	Montgomery	50%	473	1,255	30	49
Lantana - Rayzor Ranch	Denton	25%	1,163	—	50	—
Long Meadow Farms	Fort Bend	38%	1,496	308	187	118
Southern Trails	Brazoria	80%	818	178	1	—
Stonewall Estates	Bexar	50%	358	32	—	—
Other projects (2)	Various	Various	—	—	—	15
Total in ventures			4,632	2,594	268	182
Combined total			19,616	17,603	960	1,915
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

(d)	Commercial acres are for the total project, regardless of our ownership interest, and are net developable acres, which may be fewer than the gross acres available in the project.

(e)	Excludes acres associated with commercial and income producing properties.
A summary of our significant commercial and income producing properties at second quarter-end 2015 follows:

Project	Market	Interest Owned (a)	Type	Acres	Description
Radisson Hotel	Austin	100%	Hotel	2	413 guest rooms and suites
Eleven	Austin	100%	Multifamily	3	257-unit luxury apartment
Midtown	Dallas	100%	Multifamily	13	354-unit luxury apartment
360° (b)	Denver	20%	Multifamily	4	304-unit luxury apartment
Acklen (b)	Nashville	30%	Multifamily	6	320-unit luxury apartment
HiLine (b)	Denver	25%	Multifamily	6	385-unit luxury apartment
Elan 99 (b)	Houston	90%	Multifamily	14	360-unit luxury apartment
 _________________________

(a)	Interest owned reflects our total interest in the project, whether owned directly or indirectly.

(b)	Construction in progress.

Oil and Gas Owned Mineral Interests
A summary of our oil and gas owned mineral interests (a) at second quarter-end 2015 follows:

State	Unleased	Leased (b)	Held By Production (c)	Total (d)
		(Net acres)
Texas	209,000	16,000	27,000	252,000
Louisiana	130,000	5,000	9,000	144,000
Georgia	152,000	—	—	152,000
Alabama	40,000	—	—	40,000
California	1,000	—	—	1,000
Indiana	1,000	—	—	1,000
	533,000	21,000	36,000	590,000
 _________________________

(a)	Includes ventures.

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

A summary of our Texas and Louisiana owned mineral acres (a) by county or parish at second quarter-end 2015 follows:

Texas		Louisiana
County	Net Acres	Parish	Net Acres
Trinity	46,000	Beauregard	79,000
Angelina	42,000	Vernon	39,000
Houston	29,000	Calcasieu	17,000
Anderson	25,000	Allen	7,000
Cherokee	24,000	Rapides	1,000
Sabine	23,000	Other	1,000
Red River	14,000		144,000
Newton	13,000
San Augustine	13,000
Jasper	12,000
Other	11,000
	252,000
 _________________________

(a)	Includes ventures.

Oil and Gas Mineral Interests Leased
A summary of our net oil and gas mineral acres leased from others at second quarter-end 2015 follows:

State	Undeveloped	Held By Production (a)	Total
Nebraska	232,000	11,000	243,000
Kansas	12,000	8,000	20,000
Oklahoma	22,000	17,000	39,000
Texas	10,000	2,000	12,000
North Dakota	4,000	5,000	9,000
Other	18,000	4,000	22,000
	298,000	47,000	345,000
 _________________________

(a)	Excludes approximately 8,000 net acres of overriding royalty interests.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
Our interest rate risk is principally related to our variable-rate debt. Interest rate changes impact earnings due to the resulting increase or decrease in our variable-rate debt, which was $66,986,000 at second quarter-end 2015.
The following table illustrates the estimated effect on our pre-tax income of immediate, parallel, and sustained shifts in interest rates for the next 12 months on our variable-rate debt at second quarter-end 2015. This estimate assumes that debt reductions from contractual payments will be replaced with short-term, variable-rate debt; however, that may not be the financing alternative we choose.

Second Quarter-End
Change in Interest Rates	2015
(In thousands)
2%	$(1,152)
1%	$(670)
(1)%	$670
(2)%	$1,340
Foreign Currency Risk
We have no exposure to foreign currency fluctuations.
Commodity Price Risk
We have exposure to commodity price fluctuations from our oil and gas production which can materially affect our revenues and cash flows. The prices we receive for our production depend on numerous factors beyond our control. Based on our first six months 2015 production, a 10% decrease in our average realized oil and gas prices would have reduced our oil and gas production revenues by $2,866,000. To manage our exposure to commodity price risks associated with the sale of oil and gas, we may periodically enter into derivative hedging transactions for a portion of our estimated production. We do not have any commodity derivative positions outstanding at second quarter-end 2015.
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
Item 1A. Risk Factors
There are no material changes from the risk factors disclosed in our 2014 Annual Report on Form 10-K, except as follows:

The value of our deferred tax assets could become impaired, which could materially and adversely affect our operating results.

As of June 30, 2015, we had approximately $65 million in net deferred tax assets. These deferred tax assets can be used to offset taxable income in future periods and reduce income taxes payable in those future periods. Each quarter, we determine the probability of the realization of deferred tax assets using significant judgments and estimates with respect to, among other things, historical operating results, expectations of future earnings and tax planning strategies. If we determine in the future that there is not sufficient positive evidence to support the valuation of these assets, we may be required to provide additional valuation allowance to reduce our deferred tax assets. Such a reduction could result in material non-cash expenses in the period in which the valuation allowance is provided and could have a material adverse effect on our results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities (a)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
Month 4 (4/1/2015 — 4/30/2015)	—	$—	—	3,506,668
Month 5 (5/1/2015 — 5/31/2015)	—	$—	—	3,506,668
Month 6 (6/1/2015 — 6/30/2015)	—	$—	—	3,506,668
	—	$—	—
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

101.1
The following materials from Forestar’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORESTAR GROUP INC.

Date: August 7, 2015	By:	/s/ Christopher L. Nines
Christopher L. Nines
Chief Financial Officer

	By:	/s/ Sabita C. Reddy
Sabita C. Reddy
Principal Accounting Officer