Form 10-Q
period 2015-09-30
Forestar Group Inc.
filed 2015-11-06
CIK 1406587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding as of November 2, 2015
Common Stock, par value $1.00 per share	33,616,255

FORESTAR GROUP INC.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
FORESTAR GROUP INC.
Consolidated Balance Sheets
(Unaudited)

	Third Quarter-End	Year-End
	2015	2014
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$92,640	$170,127
Real estate, net	620,813	575,756
Oil and gas properties and equipment, net	121,775	263,493
Investment in unconsolidated ventures	85,325	65,005
Timber	8,320	8,315
Receivables, net	13,212	24,589
Income taxes receivable	3,878	7,503
Prepaid expenses	2,714	6,000
Property and equipment, net	10,727	11,627
Deferred tax asset, net	1,118	40,624
Goodwill and other intangible assets	63,440	66,131
Other assets	17,254	19,029
TOTAL ASSETS	$1,041,216	$1,258,199
LIABILITIES AND EQUITY
Accounts payable	$13,976	$20,400
Accrued employee compensation and benefits	8,532	8,323
Accrued property taxes	7,839	5,966
Accrued interest	7,607	3,451
Earnest money deposits	10,172	10,045
Other accrued expenses	21,573	35,729
Other liabilities	27,817	31,799
Debt	435,295	432,744
TOTAL LIABILITIES	532,811	548,457
COMMITMENTS AND CONTINGENCIES
EQUITY
Forestar Group Inc. shareholders’ equity:
Common stock, par value $1.00 per share, 200,000,000 authorized shares, 36,946,603 issued at third quarter-end 2015 and year-end 2014	36,947	36,947
Additional paid-in capital	562,591	558,945
Retained earnings (Accumulated deficit)	(39,880)	167,001
Treasury stock, at cost, 3,329,060 shares at third quarter-end 2015 and 3,485,278 shares at year-end 2014	(53,085)	(55,691)
Total Forestar Group Inc. shareholders’ equity	506,573	707,202
Noncontrolling interests	1,832	2,540
TOTAL EQUITY	508,405	709,742
TOTAL LIABILITIES AND EQUITY	$1,041,216	$1,258,199
Please read the notes to consolidated financial statements.

FORESTAR GROUP INC.
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Third Quarter		First Nine Months
	2015	2014	2015	2014
	(In thousands, except per share amounts)
REVENUES
Real estate sales and other	$18,369	$23,067	$68,630	$122,738
Commercial and income producing properties	9,588	9,378	31,566	30,360
Real estate	27,957	32,445	100,196	153,098
Oil and gas	13,485	24,145	42,835	66,076
Other natural resources	1,726	2,250	5,372	7,284
	43,168	58,840	148,403	226,458
COSTS AND EXPENSES
Cost of real estate sales and other	(9,588)	(10,662)	(33,840)	(60,145)
Cost of commercial and income producing properties	(6,780)	(9,391)	(22,020)	(28,117)
Cost of oil and gas producing activities	(95,553)	(18,470)	(177,236)	(48,016)
Cost of other natural resources	(819)	(711)	(2,599)	(2,288)
Other operating	(13,963)	(12,860)	(45,665)	(43,187)
General and administrative	(9,467)	(5,140)	(22,510)	(17,141)
	(136,170)	(57,234)	(303,870)	(198,894)
GAIN (LOSS) ON SALE OF ASSETS	(1,749)	11,110	265	27,977
OPERATING INCOME (LOSS)	(94,751)	12,716	(155,202)	55,541
Equity in earnings of unconsolidated ventures	2,909	2,016	11,538	3,965
Interest expense	(8,315)	(8,634)	(25,851)	(21,507)
Other non-operating income	62	1,896	1,762	6,459
INCOME (LOSS) BEFORE TAXES	(100,095)	7,994	(167,753)	44,458
Income tax benefit (expense)	(64,236)	(2,755)	(39,133)	(15,464)
CONSOLIDATED NET INCOME (LOSS)	(164,331)	5,239	(206,886)	28,994
Less: Net (income) loss attributable to noncontrolling interests	115	(12)	5	(611)
NET INCOME (LOSS) ATTRIBUTABLE TO FORESTAR GROUP INC.	$(164,216)	$5,227	$(206,881)	$28,383
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	34,299	35,498	34,248	35,437
Diluted	34,299	43,868	34,248	43,750
NET INCOME (LOSS) PER COMMON SHARE
Basic	$(4.79)	$0.12	$(6.04)	$0.66
Diluted	$(4.79)	$0.12	$(6.04)	$0.65
TOTAL COMPREHENSIVE INCOME (LOSS)	$(164,216)	$5,227	$(206,881)	$28,383
Please read the notes to consolidated financial statements.

FORESTAR GROUP INC.
Consolidated Statements of Cash Flows
(Unaudited)

	First Nine Months
	2015	2014
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$(206,886)	$28,994
Adjustments:
Depreciation, depletion and amortization	36,780	29,109
Change in deferred income taxes	39,106	10,649
Equity in earnings of unconsolidated ventures	(11,538)	(3,965)
Distributions of earnings of unconsolidated ventures	7,343	2,817
Share-based compensation	5,531	4,523
Real estate cost of sales	33,575	59,251
Dry hole and unproved leasehold impairment charges	46,722	11,541
Real estate development and acquisition expenditures, net	(81,055)	(82,864)
Reimbursements from utility and improvement districts	8,285	8,554
Other changes in real estate	338	3,148
Changes in deferred income	(191)	102
Asset impairments	91,146	94
Gain on sale of assets	(265)	(27,977)
Other	2,243	1,603
Changes in:
Notes and accounts receivable	9,395	(6,300)
Prepaid expenses and other	3,106	4,232
Accounts payable and other accrued liabilities	(2,300)	(3,249)
Income taxes	3,625	(3,876)
Net cash provided by (used for) operating activities	(15,040)	36,386
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, equipment, software, reforestation and other	(10,882)	(13,583)
Oil and gas properties and equipment	(47,043)	(65,661)
Acquisition of partner's interest in unconsolidated multifamily venture, net of cash	—	(20,155)
Investment in unconsolidated ventures	(23,908)	(5,016)
Proceeds from sales of assets	13,571	19,885
Return of investment in unconsolidated ventures	7,783	1,601
Net cash used for investing activities	(60,479)	(82,929)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of senior secured notes, net	—	241,947
Payments of debt	(7,527)	(222,468)
Additions to debt	7,105	17,169
Deferred financing fees	(153)	(3,114)
Distributions to noncontrolling interests, net	(703)	(1,070)
Purchase of noncontrolling interests	—	(7,971)
Exercise of stock options	31	1,197
Payroll taxes on issuance of stock-based awards	(722)	(1,024)
Excess income tax benefit from share-based compensation	1	176
Net cash provided by (used for) financing activities	(1,968)	24,842

Net decrease in cash and cash equivalents	(77,487)	(21,701)
Cash and cash equivalents at beginning of period	170,127	192,307
Cash and cash equivalents at end of period	$92,640	$170,606
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
Note 2—New and Pending Accounting Pronouncements
Pending Accounting Standards
In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard becomes effective for annual and interim periods beginning after December 15, 2016. In July 2015, the FASB decided to defer the effective date of the new standard by one year. This deferral results in the new standard being effective after December 15, 2017. We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our earnings, financial position and disclosures.
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
In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, as part of its initiative to reduce complexity in accounting standards. To simplify presentation of debt issuance costs, the amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15, Interest-Imputation of Interest (Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update), which allows an entity to defer and present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The updated standards are effective for financial statements issued for annual and interim periods beginning after December 15, 2015. The updated standards are not expected to materially impact our financial position or disclosures.
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
In June 2015, the FASB issued ASU 2015-10, Technical Corrections and Updates. The amendments in this update cover a wide range of topics in the codification and are generally categorized as follows: Amendments Related to Differences between Original Guidance and the Codification; Guidance Clarification and Reference Corrections; Simplification; and, Minor Improvements. The amendments are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The adoption of this standard is not expected to impact our financial position or results of operations.
Note 3—Real Estate
Real estate consists of:

	Third Quarter-End 2015			Year-End 2014
	Carrying Value	Accumulated Depreciation	Net Carrying Value	Carrying Value	Accumulated Depreciation	Net Carrying Value
	(In thousands)
Entitled, developed and under development projects	$359,532	$—	$359,532	$321,273	$—	$321,273
Undeveloped land (includes land in entitlement)	93,824	—	93,824	93,182	—	93,182
Commercial
Radisson Hotel	62,693	(28,396)	34,297	59,773	(29,062)	30,711
Harbor Lakes golf course and country club	—	—	—	2,054	(1,508)	546
Income producing properties
Eleven	53,906	(2,312)	51,594	53,958	(576)	53,382
Midtown	34,952	(1,399)	33,553	33,293	(231)	33,062
Dillon (a)	18,120	—	18,120	15,203	—	15,203
Music Row (a)	8,483	—	8,483	7,675	—	7,675
Downtown Edge	12,335	—	12,335	11,856	—	11,856
West Austin	9,075	—	9,075	8,866	—	8,866
	$652,920	$(32,107)	$620,813	$607,133	$(31,377)	$575,756
 _________________________

(a)	Construction in progress at third quarter-end 2015.
Our estimated costs of assets for which we expect to be reimbursed by utility and improvement districts were $67,925,000 at third quarter-end 2015 and $65,212,000 at year-end 2014, including $21,438,000 at third quarter-end 2015 and $31,913,000 at year-end 2014 related to our Cibolo Canyons project near San Antonio, Texas. In first nine months 2015, we have collected $7,860,000 in reimbursements that were previously submitted to these districts. At third quarter-end 2015, our inception to-date submitted and approved reimbursements for the Cibolo Canyons project were $54,376,000 of which we have collected $34,703,000. These costs are principally for water, sewer and other infrastructure assets that we have incurred and submitted or will submit to utility or improvement districts for approval and reimbursement. We expect to be reimbursed by utility and improvement districts when these districts achieve adequate tax basis or otherwise have funds available to support payment.

Note 4—Oil and Gas Properties and Equipment, net
Net capitalized costs, utilizing the successful efforts method of accounting, related to our oil and gas producing activities follows:

	Third Quarter-End	Year-End
	2015	2014
	(In thousands)
Unproved leasehold interests	$44,387	$90,446
Proved oil and gas properties	133,246	221,299
Total costs	177,633	311,745
Less: accumulated depreciation, depletion and amortization	(55,858)	(48,252)
	$121,775	$263,493

We review unproved oil and gas properties for impairment based on our current exploration plans and proved oil and gas properties by comparing the expected undiscounted future cash flows at a producing field level to the unamortized capitalized cost of the asset.
In third quarter 2015, we recognized $81,240,000 in non-cash impairment charges of which $65,382,000 is related to our proved oil and gas properties, primarily in North Dakota, Nebraska and Kansas and $15,858,000 is related to our unproved leasehold interests primarily in North Dakota. These non-cash impairment charges are a result of continued decline in oil prices and our current exploration plans. West Texas Intermediate (WTI) oil prices (the principal benchmark price for our oil sales), declined approximately 24 percent during third quarter 2015. Impairment charges are included in cost of oil and gas producing activities on our consolidated statements of income and comprehensive income.
Third quarter 2015 non-cash impairment charges included $1,361,000 of write-down associated with certain producing properties that met the assets held for sale criteria. Carrying value of these assets was adjusted to fair value and $1,534,000 were reclassified from oil and gas properties to assets held for sale which is included in other assets on our consolidated balance sheet. Upon classification as held for sale, long-lived assets are no longer depreciated or depleted, and a measurement for impairment is performed to identify and expense any excess of carrying value over fair value less estimated costs to sell.
In first nine months 2015, we recognized non-cash impairment charges of $36,768,000 on our unproved leasehold interests and $90,417,000 on our proved properties principally due to a significant decline in oil prices, drilling results, a change in our plans to develop acreage and increased likelihood that certain non-core oil and gas assets will be sold. Dry hole costs in first nine months 2015 were $9,952,000, which includes a $9,674,000 charge in second quarter 2015 primarily associated with an exploratory well in Oklahoma. In addition, in second quarter 2015 we expensed $917,000 of capitalized costs related to pre-drilling activities associated with non-core oil and gas properties in Oklahoma.
In first nine months 2015, we recorded a net loss of ($1,320,000) on the sale of 27,662 net mineral acres leased from others and the disposition of 29 gross (5 net) producing oil and gas wells in Nebraska, Texas, Colorado, North Dakota and Oklahoma for total sales proceeds of $13,111,000.
Note 5—Goodwill and Other Intangible Assets
Carrying value of goodwill and other intangible assets follows:

	Third Quarter-End	Year-End
	2015	2014
	(In thousands)
Goodwill	$61,452	$63,423
Identified intangibles, net	1,988	2,708
	$63,440	$66,131
Goodwill related to our oil and gas properties is $57,578,000 and $59,549,000 at third quarter-end 2015 and year-end 2014. Goodwill associated with our water resources initiatives is $3,874,000 at third quarter-end 2015 and year-end 2014. The change in goodwill for oil and gas properties is related to goodwill allocated to properties sold or held for sale in first nine months 2015.

Identified intangibles include $1,681,000 in indefinite lived groundwater leases associated with our water resources initiatives and $307,000 related to patents with definite lives associated with the Calliope Gas Recovery System, a process to increase natural gas production.
Note 6—Equity
A reconciliation of changes in equity at third quarter-end 2015 follows:

	Forestar Group Inc.	Noncontrolling Interests	Total
	(In thousands)
Balance at year-end 2014	$707,202	$2,540	$709,742
Net income (loss)	(206,881)	(5)	(206,886)
Distributions to noncontrolling interests	—	(703)	(703)
Other (primarily share-based compensation)	6,252	—	6,252
	$506,573	$1,832	$508,405
Note 7—Investment in Unconsolidated Ventures
At third quarter-end 2015, we have ownership interests in 20 ventures that we account for using the equity method.
Combined summarized balance sheet information for our ventures accounted for using the equity method follows:

	Venture Assets		Venture Borrowings(a)		Venture Equity		Our Investment
	Third Quarter-End	Year-End	Third Quarter-End	Year-End	Third Quarter-End	Year-End	Third Quarter-End	Year-End
	2015	2014	2015	2014	2015	2014	2015	2014
	(In thousands)
242, LLC (b)	$27,647	$33,021	$—	$6,940	$25,822	$21,789	$12,239	$10,098
CL Ashton Woods, LP (c)	8,453	13,269	—	—	5,671	11,453	2,620	6,015
CL Realty, LLC	8,246	7,960	—	—	8,084	7,738	4,042	3,869
CREA FMF Nashville LLC (b)	57,193	40,014	49,960	29,660	4,780	5,987	4,309	5,516
Elan 99, LLC	25,572	10,070	5,726	1	15,885	9,643	14,297	8,679
FOR/SR Forsyth LLC	6,300	—	—	—	6,300	—	5,670	—
FMF Littleton LLC	43,828	26,953	15,665	—	24,585	24,435	6,324	6,287
FMF Peakview LLC	48,984	43,638	29,426	23,070	16,924	17,464	3,467	3,575
HM Stonewall Estates, Ltd (c)	3,054	3,750	—	669	3,054	3,081	1,822	1,752
LM Land Holdings, LP (c)	33,397	25,561	8,015	4,448	23,679	18,500	11,033	9,322
MRECV DT Holdings LLC	3,899	—	—	—	3,899	—	3,510	—
MRECV Edelweiss LLC	2,000	—	—	—	2,000	—	1,800	—
MRECV Juniper Ridge LLC	1,796	—	—	—	1,796	—	1,616	—
Miramonte Boulder Pass, LLC	12,429	—	5,360	—	5,533	—	5,403	—
PSW Communities, LP	14,060	16,045	6,880	10,515	6,557	4,415	4,123	3,924
Temco Associates, LLC	5,813	11,756	—	—	5,232	11,556	2,616	5,778
Other ventures (d)	6,605	8,453	22,956	26,944	(31,306)	(25,614)	434	190
	$309,276	$240,490	$143,988	$102,247	$128,495	$110,447	$85,325	$65,005

Combined summarized income statement information for our ventures accounted for using the equity method follows:

	Venture Revenues				Venture Earnings (Loss)				Our Share of Earnings (Loss)
	Third Quarter		First Nine Months		Third Quarter		First Nine Months		Third Quarter		First Nine Months
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
	(In thousands)
242, LLC (b)	$2,884	$88	$20,583	$1,563	$1,161	$(32)	$9,034	$448	$597	$(15)	$4,642	$236
CL Ashton Woods, LP (c)	3,958	790	6,369	1,859	1,341	277	2,719	573	1,849	373	3,405	826
CL Realty, LLC	205	413	674	1,240	103	294	346	846	52	147	174	423
CREA FMF Nashville LLC (b)	442	—	477	—	(991)	—	(1,207)	(25)	(991)	—	(1,207)	(25)
Elan 99, LLC	—	—	—	—	—	—	(2)	—	—	—	(2)	—
FMF Littleton LLC	6	—	6	—	(152)	—	(152)	—	(38)	—	(38)	—
FMF Peakview LLC	628	3	1,280	3	(286)	(109)	(1,020)	(261)	(58)	(21)	(204)	(52)
FOR/SR Forsyth LLC	—	—	—	—	—	—	—	—	—	—	—	—
HM Stonewall Estates, Ltd (c)	921	292	2,590	1,727	480	91	1,292	613	157	36	730	245
LM Land Holdings, LP (c)	1,857	4,604	8,154	13,897	1,391	3,397	5,179	10,368	423	1,200	1,710	3,097
MRECV DT Holdings LLC	—	—	—	—	167	—	167	—	—	—	—	—
MRECV Edelweiss LLC	—	—	—	—	125	—	125	—	65	—	65	—
MRECV Juniper Ridge LLC	—	—	—	—	105	—	105	—	—	—	—	—
Miramonte Boulder Pass, LLC	—	—	—	—	(92)	—	(141)	—	(46)	—	(71)	—
PSW Communities, LP	5,145	—	21,214	—	613	(11)	3,141	(231)	127	(9)	1,088	(204)
Temco Associates, LLC	8,019	79	9,163	793	1,618	42	2,077	158	809	21	1,039	79
Other ventures (d)	71	2,427	3,772	3,546	242	386	(16)	(454)	(37)	284	207	(660)
	$24,136	$8,696	$74,282	$24,628	$5,825	$4,335	$21,647	$12,035	$2,909	$2,016	$11,538	$3,965

 _____________________

(a)	Total includes current maturities of $72,637,000 at third quarter-end 2015, of which $40,902,000 is non-recourse to us, and $65,795,000 at year-end 2014, of which $42,566,000 is non-recourse to us.

(b)
Includes unamortized deferred gains on real estate contributed by us to ventures. We recognize deferred gains as income as real estate is sold to third parties. Deferred gains of $1,496,000 are reflected as a reduction to our investment in unconsolidated ventures at third quarter-end 2015.

(c)
Includes unrecognized basis difference of $588,000 which is reflected as a reduction of our investment in unconsolidated ventures at third quarter-end 2015. The difference will be accreted as income or expense over the life of the investment and included in our share of earnings (loss) from the respective ventures.

(d)
Our investment in other ventures reflects our ownership interests, excluding venture losses that exceed our investment where we are not obligated to fund those losses. Please read Note 16—Variable Interest Entities for additional information.

In first nine months 2015, we invested $23,908,000 in these ventures and received $15,126,000 in distributions. In first nine months 2014, we invested $5,016,000 in these ventures and received $4,418,000 in distributions. Distributions include both return of investments and distribution of earnings.

Note 8—Receivables
Receivables consist of:

	Third Quarter-End	Year-End
	2015	2014
	(In thousands)
Oil and gas revenue accruals	$5,825	$7,293
Other receivables and accrued interest	4,146	6,505
Oil and gas joint interest billing receivables	1,439	5,738
Other loans secured by real estate, average interest rates of 11.12% at third quarter-end 2015 and 4.41% at year-end 2014	2,045	1,737
Loan secured by real estate	—	3,574
	13,455	24,847
Allowance for bad debts	(243)	(258)
	$13,212	$24,589
In second quarter 2011, we acquired a non-performing loan that was secured by a lien on developed and undeveloped real estate located near Houston designated for single-family residential and commercial development. In first quarter 2015, the loan was paid in full and we received principal payments of $4,394,000 and interest payments of $49,000.
Estimated accretable yield follows:

Third Quarter-End
2015
(In thousands)
Beginning of period (year-end 2014)	$839
Change in accretable yield due to change in timing of estimated cash flows	30
Interest income recognized (in first nine months 2015)	(869)
End of period	$—
Other loans secured by real estate generally are secured by a deed of trust and due within three years.
Note 9—Debt
Debt consists of:

	Third Quarter-End	Year-End
	2015	2014
	(In thousands)
8.50% senior secured notes due 2022	$250,000	$250,000
3.75% convertible senior notes due 2020, net of discount	105,672	103,194
6.00% tangible equity unit notes, net of discount	10,899	17,154
Secured promissory notes — average interest rates of 3.19% at third quarter-end 2015 and 3.17% at year-end 2014	15,400	15,400
Other indebtedness — interest rates ranging from 2.25% to 5.50%	53,324	46,996
	$435,295	$432,744
Our debt agreements contain financial covenants customary for such agreements including minimum levels of interest coverage and limitations on leverage. On September 30, 2015, we received a waiver of the consolidated tangible net worth maintenance covenant requirement of our senior credit facility for third quarter 2015, and amended the consolidated tangible net worth maintenance covenant requirement to an amount equal to 80 percent of the actual consolidated tangible net worth as calculated using the September 30, 2015 financial statements. The amendment provides us with additional flexibility given the on-going volatility and continued decline in oil prices, which resulted in approximately $81,240,000 of additional non-cash asset impairment charges in the oil and gas segment in third quarter 2015. At third quarter-end 2015, we were in compliance with the financial covenants of these agreements.
At third quarter-end 2015, our senior secured credit facility provides for a $300,000,000 revolving line of credit maturing May 15, 2017 (with two one-year extension options). The revolving line of credit may be prepaid at any time without penalty.

The revolving line of credit includes a $100,000,000 sublimit for letters of credit, of which $16,184,000 is outstanding at third quarter-end 2015. Total borrowings under our senior secured credit facility (including the face amount of letters of credit) may not exceed a borrowing base formula. At third quarter-end 2015, we had $283,816,000 in net unused borrowing capacity under our senior secured credit facility.
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
At third quarter-end 2015, secured promissory notes represent a $15,400,000 loan collateralized by a 413 guest room hotel located in Austin with a carrying value of $34,297,000. Other indebtedness principally represents $48,103,000 of senior secured loans for two wholly-owned multifamily properties, our 257-unit multifamily project in Austin and our 354-unit multifamily property near Dallas. The combined carrying value of these two multifamily properties is $85,147,000 at third quarter-end 2015.
At third quarter-end 2015 and year-end 2014, we have $12,407,000 and $15,168,000 in unamortized deferred financing fees which are included in other assets. Amortization of deferred financing fees was $2,992,000 and $3,089,000 in first nine months 2015 and 2014 and is included in interest expense.
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
In first nine months 2015, we recognized proved oil and gas properties non-cash impairment charges of $90,417,000 principally due to a significant decline in oil and gas prices and an increased likelihood that certain non-core oil and gas assets will be sold. The fair value of these properties was determined using Level 3 inputs and the income valuation method. We used a discount rate of ten percent as of third quarter-end 2015 which is commensurate with current market and risk conditions associated with realizing the expected cash flows projected for these investments. Fair value of assets held for sale was based on net realizable value less cost to sell. Fair value of certain unproved leasehold interests that were impaired was based on market comparables.
In first nine months 2015, we recognized real estate non-cash asset impairment of $729,000, of which $504,000 was recognized in first quarter 2015 related to a residential development with golf course and country club property located near Fort Worth which was sold in April 2015 and $225,000 was recognized in second quarter 2015 related to an owned project near Atlanta where the remaining lots were sold in August 2015.

Non-financial assets measured at fair value on a non-recurring basis are as follows:

	Third Quarter-End 2015				Year-End 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Non-Financial Assets and Liabilities:
Real estate	$—	$—	$—	$—	$—	$970	$—	$970
Proved oil and gas properties	$—	$—	$80,551	$80,551	$—	$—	$3,655	$3,655
Unproved leasehold interests	$—	$1,226	$11,489	$12,715	$—	$—	$—	$—
Assets held for sale - oil and gas properties	$—	$1,534	$—	$1,534	$—	$—	$—	$—
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
Information about our fixed rate financial instruments not measured at fair value follows:

	Third Quarter-End 2015		Year-End 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Technique
	(In thousands)
Loan secured by real estate	$—	$—	$3,574	$4,859	Level 2
Fixed rate debt	$(366,571)	$(357,857)	$(370,348)	$(359,131)	Level 2
Note 11—Capital Stock
In first quarter 2015, we accelerated the expiration date of our shareholder rights plan from December 11, 2017 to March 13, 2015, resulting in termination of the plan.
Please read Note 17—Share-Based and Long-Term Incentive Compensation for information about additional shares of common stock that could be issued under terms of our share-based compensation plans.
At third quarter-end 2015, personnel of former affiliates held options to purchase 501,000 shares of our common stock. The options have a weighted average exercise price of $28.62 and a weighted average remaining contractual term of one year. At third quarter-end 2015, the options have an aggregate intrinsic value of $0.
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

Due to a net loss in third quarter and first nine months 2015, as the effect of potentially dilutive securities would be anti-dilutive, basic and diluted loss per share are the same. The computations of basic and diluted earnings per share are as follows:

	Third Quarter		First Nine Months
	2015	2014	2015	2014
	(In thousands)
Numerator:
Consolidated net income (loss)	$(164,331)	$5,239	$(206,886)	$28,994
Less: Net (income) loss attributable to noncontrolling interest	115	(12)	5	(611)
Earnings (loss) available for diluted earnings per share	$(164,216)	$5,227	$(206,881)	$28,383
Less: Undistributed net income allocated to participating securities	—	(947)	—	(5,151)
Earnings (loss) available to common shareholders for basic earnings per share	$(164,216)	$4,280	$(206,881)	$23,232

Denominator:
Weighted average common shares outstanding — basic	34,299	35,498	34,248	35,437
Weighted average common shares upon conversion of participating securities (a)	—	7,857	—	7,857
Dilutive effect of stock options, restricted stock and equity-settled awards	—	513	—	456
Total weighted average shares outstanding — diluted	34,299	43,868	34,248	43,750
Anti-dilutive awards excluded from diluted weighted average shares	10,933	1,959	10,835	2,171
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
We intend to settle the principal amount of our convertible senior notes (Convertible Notes) in cash upon conversion with only the amount in excess of par value of the Convertible Notes to be settled in shares of our common stock. Therefore, our calculation of diluted net income per share using the treasury stock method includes only the amount, if any, in excess of par value of the Convertible Notes. As such, the Convertible Notes have no impact on diluted net income per share until the price of our common stock exceeds the $24.49 conversion price of the Convertible Notes. The average price of our common stock in third quarter 2015 did not exceed the conversion price which resulted in no additional diluted outstanding shares.
Note 13—Income Taxes
Our provision for income taxes including the impact of deferred tax asset valuation allowance is as follows:

	Third Quarter		First Nine Months
	2015	2014	2015	2014
	(In thousands)
Current income tax benefit (expense)	$(27)	$(200)	$(27)	$(4,815)
Deferred income tax benefit (expense)	34,678	(2,555)	60,844	(10,649)
Deferred tax asset valuation allowance benefit (expense)	(98,887)	—	(99,950)	—
Income tax benefit (expense)	$(64,236)	$(2,755)	$(39,133)	$(15,464)
Our effective tax rate was 64 percent in third quarter 2015 and 23 percent in first nine months 2015. Excluding the impact of valuation allowance, our effective tax rate was a 35 percent benefit in third quarter 2015 and 36 percent benefit in first nine months 2015. Our effective tax rate was 35 percent in third quarter and first nine months 2014. Our effective tax rates include the effect of state income taxes, noncontrolling interests, nondeductible items and benefits of percentage depletion.
We assess available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax asset. In determining our valuation allowance, a significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended September 30, 2015, principally driven by impairments of oil and gas assets. Such evidence limits our ability to consider other subjective evidence, such as our projected future taxable income.
A valuation allowance was recorded for the portion of our deferred tax asset that we believe is more likely than not to be unrealizable at third quarter-end 2015. The amount of deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence, such as our projected future taxable income.
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
Environmental
Environmental remediation liabilities arise from time to time in the ordinary course of doing business, and we believe we have established adequate reserves for any probable losses that we can reasonably estimate. We own 288 acres near Antioch, California, portions of which were sites of a former paper manufacturing operation that are in remediation. We have received certificates of completion on all but one 80 acre tract, a portion of which includes subsurface contamination. In third quarter 2015, we increased our reserves for environmental remediation by $388,000 due to additional testing and remediation requirements by state regulatory agencies. We estimate the remaining cost to complete remediation activities will be approximately $600,000, which is included in other accrued expenses. It is possible that remediation or monitoring activities could be required in addition to those included within our estimate, but we are unable to determine the scope, timing or extent of such activities.
We have asset retirement obligations related to the abandonment and site restoration requirements that result from the acquisition, construction and development of oil and gas properties. We record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Accretion expense related to the asset retirement obligation and depletion expense related to capitalized asset retirement cost is included in cost of oil and gas producing activities on our consolidated statements of income and comprehensive income. At third quarter-end 2015 and year-end 2014, our asset retirement obligation was $1,748,000 and $1,807,000, which is included in other liabilities.
Unallocated Severance-related Costs
In connection with the departures of our former Chief Executive Officer and Chief Financial Officer in September 2015, we recorded one-time severance-related charges of $3,314,000 which are included in general and administrative expense on our consolidated statements of income and comprehensive income. Approximately $2,721,000 of these severance-related charges will be paid in fourth quarter 2015 with the balance to be paid in 2016.
Oil and Gas Restructuring Costs
In connection with review of strategic alternatives with respect to our oil and gas business that was announced in December 2014, we offered retention bonuses to key personnel provided they remain our employees through December 2015. We are expensing retention bonus costs over the retention period. In first nine months 2015, we incurred severance expenses related to staff reductions, paid a portion of the December 2014 accrual under written severance agreements and incurred costs associated with closure of our Fort Worth office. Office closure costs include a $1,750,000 lease termination charge and $391,000 for write off of leasehold improvements which were partially offset by a deferred lease credit of $364,000. These restructuring costs are included in other operating expense on our consolidated statements of income and comprehensive income. We may incur additional costs related to our strategic initiatives associated with lowering capital expenditures and operating costs in our oil and gas segment.

The following table summarizes activity related to liabilities associated with our oil and gas restructuring activities in first nine months 2015:

	Employee-Related Costs	Lease Termination Charge	Total
	(In thousands)
Balance at year-end 2014	$(2,367)	$—	$(2,367)
Additions	(1,979)	(1,750)	(3,729)
Payments	2,047	1,750	3,797
Balance at third quarter-end 2015	$(2,299)	$—	$(2,299)
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
Total assets allocated by segment are as follows:

	Third Quarter-End	Year-End
	2015	2014
	(In thousands)
Real estate	$713,912	$654,774
Oil and gas	191,328	342,703
Other natural resources	20,034	22,531
Assets not allocated to segments (a)	115,942	238,191
	$1,041,216	$1,258,199

 _________________________

(a)
Assets not allocated to segments at third quarter-end 2015 principally consist of cash and cash equivalents of $92,640,000 and a net deferred tax asset of $1,118,000. Assets not allocated to segments at year-end 2014 principally consist of cash and cash equivalents of $170,127,000 and a net deferred tax asset of $40,624,000.

We evaluate performance based on segment earnings (loss) before unallocated items and income taxes. Segment earnings (loss) consist of operating income, equity in earnings (loss) of unconsolidated ventures, gain on sales of assets, interest income on loans secured by real estate and net (income) loss attributable to noncontrolling interests. Items not allocated to our business segments consist of general and administrative expense, share-based and long-term incentive compensation, gain on sale of strategic timberland, interest expense and other corporate non-operating income and expense. The accounting policies of the segments are the same as those described in Note 1—Basis of Presentation. Our revenues are derived from U.S. operations and all of our assets are located in the U.S. In third quarter 2015, no single customer accounted for more than ten percent of our total revenues.

Segment revenues and earnings are as follows:

	Third Quarter		First Nine Months
	2015	2014	2015	2014
	(In thousands)
Revenues:
Real estate	$27,957	$32,445	$100,196	$153,098
Oil and gas	13,485	24,145	42,835	66,076
Other natural resources	1,726	2,250	5,372	7,284
Total revenues	$43,168	$58,840	$148,403	$226,458
Segment earnings (loss):
Real estate	$5,154	$15,987	$29,747	$66,859
Oil and gas	(86,192)	6,002	(146,000)	16,331
Other natural resources	(77)	669	(511)	2,220
Total segment earnings (loss)	(81,115)	22,658	(116,764)	85,410
Items not allocated to segments (a)	(18,865)	(14,676)	(50,984)	(41,563)
Income (loss) before taxes attributable to Forestar Group Inc.	$(99,980)	$7,982	$(167,748)	$43,847
  _________________________

(a)	Items not allocated to segments consist of:

	Third Quarter		First Nine Months
	2015	2014	2015	2014
	(In thousands)
General and administrative expense	$(8,343)	$(5,190)	$(19,540)	$(15,924)
Shared-based and long-term incentive compensation expense	(2,245)	(991)	(5,726)	(4,523)
Interest expense	(8,315)	(8,634)	(25,851)	(21,507)
Other corporate non-operating income	38	139	133	391
	$(18,865)	$(14,676)	$(50,984)	$(41,563)
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
At third quarter-end 2015, we have four VIEs. We account for these VIEs using the equity method since we are not the primary beneficiary. Although we have certain rights regarding major decisions, we do not have the power to direct the activities that are most significant to the economic performance of these VIEs. At third quarter-end 2015, these VIEs have total assets of $77,672,000, substantially all of which represent developed and undeveloped real estate, and total liabilities of $97,828,000, which includes $29,835,000 of borrowings classified as current maturities. These amounts are included in the summarized balance sheet information for ventures accounted for using the equity method in Note 7—Investment in Unconsolidated Ventures. At third quarter-end 2015, our investment in these VIEs is $8,822,000 and is included in investment in unconsolidated ventures. In first nine months 2015, we contributed $111,000 to these VIEs. Our maximum exposure to loss related to one of these VIEs is estimated at $3,808,000, which exceeds our investment as we have a nominal general partner interest and could be held responsible for its liabilities. The maximum exposure to loss represents the maximum loss that we could be required to recognize assuming all the ventures’ assets (principally real estate) are worthless, without consideration of the probability of a loss or of any actions we may take to mitigate any such loss.

Note 17—Share-Based and Long-Term Incentive Compensation
Share-based and long-term incentive compensation expense consists of:

	Third Quarter		First Nine Months
	2015	2014	2015	2014
	(In thousands)
Cash-settled awards	$146	$(801)	$(1,005)	$(1,996)
Equity-settled awards	1,654	1,307	4,569	4,897
Restricted stock	16	22	13	101
Stock options	388	463	1,954	1,521
Total share-based compensation	2,204	991	5,531	4,523
Deferred cash	41	—	195	—
	$2,245	$991	$5,726	$4,523
Share-based and long-term incentive compensation expense is included in:

	Third Quarter		First Nine Months
	2015	2014	2015	2014
	(In thousands)
General and administrative expense	$1,124	$(50)	$2,970	$1,217
Other operating expense	1,121	1,041	2,756	3,306
	$2,245	$991	$5,726	$4,523
Share-Based Compensation
In first quarter 2015, we granted 89,900 cash-settled stock appreciation rights awards and 598,600 equity-settled awards. Cash-settled stock appreciation rights have a ten-year term, generally become exercisable ratably over four years and provide for accelerated or continued vesting upon retirement, death, or disability or if there is a change in control. Equity-settled awards granted to employees include market-leveraged stock units (MSUs) and stock options. Equity-settled MSUs will be settled in common stock based upon our stock price performance over three years from the date of grant. Stock options have a ten-year term, generally become exercisable ratably over four years and provide for accelerated or continued vesting upon retirement, death, or disability or if there is a change in control. Equity-settled awards in the form of restricted stock units granted to our directors are fully vested at the time of grant and are issued upon retirement.
In third quarter 2015, we granted 141,300 stock option awards in connection with management promotions. These awards have a ten-year term, vest ratably over three years and are exercisable only when our stock price exceeds $17.50 per share. We also granted 24,200 cash-settled restricted stock units which vest after three years and provide for accelerated or continued vesting upon death, disability or if there is a change in control. In addition, 36,100 cash-settled restricted stock units were awarded to certain key employees as retention grants. These awards vest over three years and are not eligible for retirement acceleration.
The fair value of awards granted to retirement eligible employees expensed at the date of grant was $517,000 and $760,000 in first nine months 2015 and 2014. Unrecognized share-based compensation expense related to non-vested equity-settled awards, restricted stock and stock options is $6,160,000 at third quarter-end 2015.
In first nine months 2015 and 2014, we issued 159,867 and 211,333 shares out of our treasury stock associated with vesting of stock-based awards or exercise of stock options, net of 48,636 and 54,272 shares withheld having a value of $722,000 and $1,024,000 for payroll taxes in connection with vesting of stock-based awards or exercise of stock options.
Long-Term Incentive Compensation
In first quarter 2015, we granted $587,000 of long-term incentive compensation in the form of deferred cash compensation. Deferred cash will be paid out after the earlier of three years or the employee's retirement eligibility date and the expense is recognized ratably over the vesting period. The accrued liability was $195,000 at third quarter-end 2015 and is included in other liabilities.
Note 18—Subsequent Event
On October 16, 2015, we obtained a senior secured construction loan in the amount of $52,000,000 from PNC Bank, National Association to finance the construction of a 379-unit multifamily project (Dillon) located in Charlotte, North

Carolina. The loan is secured by a lien on the land and improvements to be constructed, and by a collateral assignment of present and future leases and rents. The loan bears interest at the LIBOR rate plus 2.20 percent, payable monthly, has an initial term of 48 months and may be extended for two additional 12-month periods following the initial term, subject to payment of extension fees and fulfillment of specified conditions.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2014 Annual Report on Form 10-K. Unless otherwise indicated, information is presented as of third quarter-end 2015, and references to acreage owned includes all acres owned by ventures regardless of our ownership interest in a venture.
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

•	the levels of resale housing inventory and potential impact of foreclosures in our mixed-use development projects and the regions in which they are located;

•	fluctuations in costs and expenses, including impacts from shortages in materials or labor;

•	demand for new housing, which can be affected by a number of factors including the availability of mortgage credit, job growth and fluctuations in commodity prices;

•	demand for multifamily communities, which can be affected by a number of factors including local markets and economic conditions;

•	competitive actions by other companies;

•	changes in governmental policies, laws or regulations and actions or restrictions of regulatory agencies;

•	risks associated with oil and gas exploration, drilling and production activities;

•	fluctuations in oil and gas commodity prices;

•	our ability to fully realize our deferred tax assets is dependent upon generating future taxable income, executing tax planning strategies, and reversals of existing taxable temporary differences;

•	government regulation of exploration and production technology, including hydraulic fracturing;

•	the results of financing efforts, including our ability to obtain financing with favorable terms, or at all;

•	our ability to make interest and principal payments on our debt or amend and satisfy the other covenants contained in our senior secured credit facility, indentures and other debt agreements;

•	our partners’ ability to fund their capital commitments and otherwise fulfill their operating and financial obligations;

•	the effect of limitations, restrictions and natural events on our ability to harvest and deliver timber;

•	inability to obtain permits for, or changes in laws, governmental policies or regulations affecting, water withdrawal or usage;

•	the final resolutions or outcomes with respect to our contingent and other liabilities related to our business; and

•	our ability to execute our growth strategy and deliver acceptable returns from acquisitions and other investments.

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
Results of Operations
A summary of our consolidated results by business segment follows:

	Third Quarter		First Nine Months
	2015	2014	2015	2014
	(In thousands)
Revenues:
Real estate	$27,957	$32,445	$100,196	$153,098
Oil and gas	13,485	24,145	42,835	66,076
Other natural resources	1,726	2,250	5,372	7,284
Total revenues	$43,168	$58,840	$148,403	$226,458
Segment earnings (loss):
Real estate	$5,154	$15,987	$29,747	$66,859
Oil and gas	(86,192)	6,002	(146,000)	16,331
Other natural resources	(77)	669	(511)	2,220
Total segment earnings (loss)	(81,115)	22,658	(116,764)	85,410
Items not allocated to segments:
General and administrative expense	(8,343)	(5,190)	(19,540)	(15,924)
Share-based and long-term incentive compensation expense	(2,245)	(991)	(5,726)	(4,523)
Interest expense	(8,315)	(8,634)	(25,851)	(21,507)
Other corporate non-operating income	38	139	133	391
Income (loss) before taxes	(99,980)	7,982	(167,748)	43,847
Income tax benefit (expense)	(64,236)	(2,755)	(39,133)	(15,464)
Net income (loss) attributable to Forestar Group Inc.	$(164,216)	$5,227	$(206,881)	$28,383

Significant aspects of our results of operations follow:
Third Quarter and First Nine Months 2015

•
Third quarter 2015 real estate earnings declined principally due to a $7,610,000 gain in third quarter 2014 associated with the acquisition of our partner's interest in the Eleven multifamily venture, decreased residential lot sales activity and $1,757,000 of interest income in third quarter 2014 related to a loan secured by a mixed-use real estate community in Houston. First nine months 2015 real estate segment earnings declined principally due to lower undeveloped land sales, a $10,476,000 gain in second quarter 2014 associated with a non-monetary exchange of leasehold timber rights for 5,400 acres of undeveloped land with a partner in a consolidated venture, a $7,610,000 gain in third quarter 2014 associated with the acquisition of our partner's interest in the Eleven multifamily venture, decreased residential lot sales activity and $1,757,000 interest income in third quarter 2014 related to a loan secured by a mixed-use real estate community in Houston.

•
Third quarter 2015 oil and gas segment earnings were down compared with third quarter 2014 principally due to non-cash asset impairment charges of $81,240,000, of which $65,382,000 is related to proved oil and gas properties and $15,858,000 is related to unproved leasehold interests, principally driven by current and projected future lower oil and gas prices. In addition, lower realized oil and gas prices negatively impacted results despite an increase in production volumes, which were partially offset by lower operating costs. First nine months 2015 oil and gas segment results include $138,054,000 of non-cash charges, which include impairments of $90,417,000 for proved oil and gas properties and $36,768,000 for unproved leasehold interests, and exploratory dry hole costs and pre-drilling costs of $10,869,000. First nine months 2015 results also include $1,979,000 of employee severance and retention bonus costs as part of our initiative to significantly reduce oil and gas operating costs and a lease termination charge of $1,750,000 associated with the closure of our office in Fort Worth, Texas.

•
General and administrative expense increased principally as a result of one-time severance-related charges of $3,314,000 related to departures of our former Chief Executive officer (CEO) and Chief Financial Officer (CFO).

Current Market Conditions
Sales of new U.S. single-family homes were 468,000 units in September 2015, on a seasonally adjusted annualized basis, up two percent compared with September 2014, but down over 11 percent compared with the downwardly-revised August 2015 results, representing the lowest level of new homes sales since November 2014, indicating the housing recovery remains tentative. Inventories of new homes are at or below historical levels in many areas. In addition, declining finished lot inventories and supply of economically developable raw land has resulted in demand for our developed lots. However, national and global economic weakness and uncertainty, and a restrictive mortgage lending environment continue to threaten a robust recovery in the housing market, despite low interest rates. Multifamily market conditions continue to be strong, with many markets experiencing healthy occupancy levels and positive rent growth. This improvement has been driven primarily by limited housing inventory, reduced single-family mortgage credit availability, and the increased propensity to rent among the 18 to 34 year old demographic of the U.S. population.
West Texas Intermediate crude oil prices at third quarter-end 2015 declined over 50 percent compared with third quarter-end 2014, driven by a combination of lower worldwide economic growth, record inventory levels and concern over higher oil exports from Iran. In response to the significant decline in crude oil prices, exploration and development activity in the U.S. has declined sharply, however production has remained at historically high levels, aided by increased drilling efficiencies and lower costs. U.S. production continues to be liquids focused principally due to the premium price of oil over gas when comparing energy equivalency and current estimates of domestic gas producing supplies are believed to be sufficient.
Henry Hub natural gas prices at third quarter-end 2015 were down approximately 40 percent compared with third quarter-end 2014, and remain significantly lower than realized prices over the last decade. The decline in natural gas prices is principally driven by higher inventories, which are 35 percent higher than year ago levels, and modestly above the previous five year average. Despite low prices, natural gas production in the U.S. remains high, driven by continued improvements in drilling efficiency and lower operating costs, which is expected to result in additional inventory growth.
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
Real Estate
We own directly or through ventures approximately 106,000 acres of real estate located in 12 states and 15 markets. Our real estate segment secures entitlements and develops infrastructure on our lands, primarily for single-family residential and mixed-use communities. We own approximately 82,000 acres in a broad area around Atlanta, Georgia, with the balance located primarily in Texas. We target investments principally in our strategic growth corridors, regions across the southern half of the United States that possess key demographic and growth characteristics that we believe make them attractive for long-term real estate investment. We own and manage our projects either directly or through ventures. Our real estate segment revenues are principally derived from the sales of residential single-family lots and tracts, undeveloped land and commercial real estate, and from the operation of income producing properties, primarily a hotel and multifamily properties.

A summary of our real estate results follows:

	Third Quarter		First Nine Months
	2015	2014	2015	2014
	(In thousands)
Revenues	$27,957	$32,445	$100,196	$153,098
Cost of sales	(16,368)	(20,053)	(55,860)	(88,262)
Operating expenses	(9,831)	(7,604)	(29,107)	(24,994)
	1,758	4,788	15,229	39,842
Interest income	24	1,757	1,629	6,068
Gain on sale of assets	425	7,610	1,585	18,086
Equity in earnings of unconsolidated ventures	2,832	1,844	11,299	3,474
Less: Net (income) loss attributable to noncontrolling interests	115	(12)	5	(611)
Segment earnings	$5,154	$15,987	$29,747	$66,859
Revenues in our owned and consolidated ventures consist of:

	Third Quarter		First Nine Months
	2015	2014	2015	2014
	(In thousands)
Residential real estate	$15,488	$20,714	$57,630	$89,876
Commercial real estate	60	166	2,914	946
Undeveloped land	2,157	2,021	6,922	29,031
Commercial and income producing properties	9,588	9,378	31,566	30,361
Other	664	166	1,164	2,884
	$27,957	$32,445	$100,196	$153,098
Residential real estate revenues principally consist of the sale of single-family lots to local, regional and national homebuilders. Revenues decreased in third quarter 2015 compared with third quarter 2014 primarily due to lower residential lot sales caused by construction and inspection delays associated with abnormally wet weather conditions in second quarter 2015. Decrease in revenues in first nine months 2015 compared with first nine months 2014 is primarily due to lower residential lot sales and reduced undeveloped land sales. In addition, in first nine months 2015, we sold 1,002 acres of residential tracts for $4,659,000 which generated segment earnings of $1,499,000, compared to 910 acres of residential tracts for $6,567,000 which generated segment earnings of $2,678,000 in first nine months 2014.

In first nine months 2015, we sold 2,378 acres of undeveloped land for $6,922,000, or approximately $2,911 per acre, generating approximately $5,242,000 in segment earnings, as compared with 12,916 acres sold for $29,031,000 or approximately $2,248 per acre, generating approximately $22,257,000 in segment earnings in first nine months 2014.
Commercial and income producing properties revenue include revenues from hotel room sales and other guest services, rental revenues from our operating multifamily properties and reimbursement for costs paid to subcontractors plus development and construction fees from certain multifamily projects. Third quarter and first nine months 2015 include $1,449,000 and $6,003,000 in construction revenues associated with one multifamily fixed fee contract as general contractor. The construction of this multifamily project is expected to be substantially completed by year-end 2015. Revenues associated with multifamily construction contracts for third quarter and first nine months 2014 were $2,865,000 and $9,559,000. Rental revenues from our multifamily operating properties for third quarter and first nine months 2015 were $2,347,000 and $6,150,000 compared with $40,000 and $48,000 in third quarter and first nine months 2014, primarily due to the substantial completion of the Eleven multifamily project at the end of second quarter 2014 and acquiring our partner's interest in the multifamily venture in third quarter 2014. In addition, our Midtown Cedar Hill multifamily project near Dallas was substantially completed in second quarter 2015 and is 91 percent occupied at third quarter-end 2015. Midtown Cedar Hill is under contract for sale with closing scheduled for late December 2015.
Units sold consist of:

	Third Quarter		First Nine Months
	2015	2014	2015	2014
Owned and consolidated ventures:
Residential lots sold	186	286	699	1,603
Revenue per lot sold	$76,232	$72,352	$73,287	$52,052
Commercial acres sold	3	—	27	3
Revenue per commercial acre sold	$28,037	$—	$109,802	$96,774
Undeveloped acres sold	744	637	2,378	12,916
Revenue per acre sold	$2,900	$3,179	$2,911	$2,248
Ventures accounted for using the equity method:
Residential lots sold	115	37	410	231
Revenue per lot sold	$77,256	$83,711	$77,973	$70,325
Commercial acres sold	—	4	29	4
Revenue per commercial acre sold	$—	$589,203	$311,995	$589,203
Undeveloped acres sold	3,872	—	4,217	258
Revenue per acre sold	$2,053	$—	$2,129	$2,306
Cost of sales in third quarter and first nine months 2015 include $2,083,000 and $7,209,000 related to multifamily construction contract costs we incurred as general contractor and paid to subcontractors associated with our development of a multifamily venture property near Denver, compared with $4,649,000 and $13,690,000 associated with two multifamily venture properties in third quarter and first nine months 2014, of which one was completed in second quarter 2014. Included in multifamily construction contract costs are charges of $634,000 and $1,206,000 in third quarter and first nine months 2015 reflecting estimated cost increases associated with our fixed fee contracts as general contractor for one multifamily venture property compared with charges of $1,784,000 and $4,131,000 associated with two multifamily venture properties in third quarter and first nine months 2014. Cost of sales in first nine months 2015 also includes $729,000 of non-cash asset impairment charges, of which $504,000 was recognized in first quarter 2015 associated with a residential development with golf course and country club property located near Fort Worth which was sold in April 2015 and $225,000 was recognized in second quarter 2015 related to one owned project near Atlanta where the remaining lots were sold in August 2015.

Operating expenses consist of:

	Third Quarter		First Nine Months
	2015	2014	2015	2014
	(In thousands)
Employee compensation and benefits	$2,166	$2,605	$6,492	$8,118
Property taxes	2,154	1,558	6,991	5,043
Professional services	1,093	807	3,629	4,218
Depreciation and amortization	2,125	725	5,854	2,068
Other	2,293	1,909	6,141	5,547
	$9,831	$7,604	$29,107	$24,994
The increase in operating expenses for third quarter and first nine months 2015 is principally related to increase in depreciation and amortization and property taxes associated with the Eleven multifamily project which was completed in second quarter 2014 and Midtown Cedar Hill multifamily project which was substantially completed in second quarter 2015. In third quarter 2014, we acquired full ownership of the Eleven multifamily project in Austin in which we previously held a 25 percent equity interest.
Interest income principally represents earnings from a loan secured by a mixed-use real estate community in Houston that was paid in full in first quarter 2015 and interest income received on reimbursements from utility and improvement districts.
In first nine months 2015, we recorded a gain of $1,585,000, of which $1,160,000 was associated with the reduction of a surety bond in connection with the Cibolo Canyons Special Improvement District (CCSID) bond offering in 2014 and $425,000 of excess hotel occupancy and sales and use tax pledged revenues from CCSID after their payments to the debt service fund. In first nine months 2014, $18,086,000 of gain includes a $10,476,000 gain associated with a non-monetary exchange of leasehold timber rights on approximately 10,300 acres for 5,400 acres of undeveloped land with a partner in a consolidated venture and a $7,610,000 gain associated with the acquisition of our partner's interest in the Eleven multifamily venture.
Increase in equity earnings from our unconsolidated ventures in third quarter 2015 compared with third quarter 2014 is primarily due to sale of 3,872 acres of undeveloped land for $2,053 per acre from a venture in Atlanta, Georgia which generated equity earnings of $1,007,000. Increase in equity earnings from our unconsolidated ventures in first nine months 2015 compared with first nine months 2014 is primarily related to increased lot sales activity associated with two projects in Houston, Texas and increased undeveloped land sales associated with a venture in Atlanta, Georgia.
Information about our real estate projects and our real estate ventures follows:

	Third Quarter-End
	2015	2014
Owned and consolidated ventures:
Entitled, developed and under development projects
Number of projects	67	65
Residential lots remaining	14,695	14,772
Commercial acres remaining	1,721	1,722
Undeveloped land and land in the entitlement process
Number of projects	11	11
Acres in entitlement process	24,430	24,430
Acres undeveloped	70,291	78,918
Ventures accounted for using the equity method:
Ventures’ entitled, developed and under development projects
Number of projects	13	8
Residential lots remaining	2,672	2,984
Commercial acres remaining	182	236
Ventures’ undeveloped land and land in the entitlement process
Acres undeveloped	478	5,073
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
Our net investment in owned and consolidated real estate by geographic location follows:

State	Entitled, Developed, and Under Development Projects	Undeveloped Land and Land in Entitlement Process	Commercial and Income Producing Properties	Total
	(In thousands)
Texas	$264,963	$5,710	$140,853	$411,526
Georgia	13,827	62,992	—	76,819
California	8,915	24,219	—	33,134
North Carolina	12,333	95	18,121	30,549
Colorado	25,356	618	—	25,974
Tennessee	17,936	140	8,483	26,559
Other	16,202	50	—	16,252
	$359,532	$93,824	$167,457	$620,813
Oil and Gas
Our oil and gas segment is focused on the exploration, development and production of oil and gas on our mineral and leasehold interests.
We lease portions of our 590,000 owned net mineral acres located principally in Texas, Louisiana, Georgia and Alabama to other oil and gas companies in return for a lease bonus, delay rentals and a royalty interest. At third quarter-end 2015, we have about 22,000 net acres leased to others, about 36,000 net acres leased to others that are held by production and 532 gross productive wells operated by others on our owned mineral acres. Most leases are for a three to five year term although all or a portion of a lease may be extended as long as actual production is occurring.
At third quarter-end 2015, our leasehold interests include 324,000 net mineral acres leased from others principally located in Nebraska and Kansas primarily targeting the Lansing-Kansas City formation, in Oklahoma targeting various formations in the Anadarko Basin, in the Texas Panhandle primarily targeting the Tonkawa and Cleveland formations and in North Dakota primarily targeting the Bakken and Three Forks formations. Our leasehold interests include 9,000 net mineral acres in the Bakken/Three Forks formation. We have 45,000 net acres of leasehold interests held by production and 382 gross oil and gas wells with working interest ownership, of which 129 are operated by us.
A summary of our oil and gas results follows:

	Third Quarter		First Nine Months
	2015	2014	2015	2014
	(In thousands)
Revenues	$13,485	$24,145	$42,835	$66,076
Cost of oil and gas producing activities	(95,553)	(18,470)	(177,236)	(48,016)
Operating expenses	(2,017)	(3,164)	(10,499)	(11,235)
	(84,085)	2,511	(144,900)	6,825
Gain (loss) on sale of assets	(2,174)	3,335	(1,320)	9,041
Equity in earnings of unconsolidated ventures	67	156	220	465
Segment earnings (loss)	$(86,192)	$6,002	$(146,000)	$16,331
Revenues consist of:

	Third Quarter		First Nine Months
	2015	2014	2015	2014
	(In thousands)
Oil production (a)	$11,691	$22,053	$37,453	$59,057
Gas production	1,174	1,913	4,078	5,694
Other (principally lease bonus and delay rentals)	620	179	1,304	1,325
	$13,485	$24,145	$42,835	$66,076

 _________________________

(a)	Oil production includes revenues from oil, condensate and natural gas liquids (NGLs).
In third quarter and first nine months 2015, oil and gas production revenues decreased principally as a result of lower oil and gas prices despite an increase in oil and gas production volumes as compared with 2014. The decline in oil prices negatively impacted revenues by $14,338,000 and $41,030,000 in third quarter and first nine months 2015 as compared with the previous year. This decline was partially offset by a $3,977,000 and $19,418,000 increase in revenues as a result of higher oil production volumes in third quarter and first nine months 2015, respectively. The decline in gas prices negatively impacted revenues by $971,000 and $2,525,000 in third quarter and first nine months 2015, partially offset by a $231,000 and $916,000 increase in revenues as a result of increased gas production volumes in third quarter and first nine months 2015 as compared with the previous year.
Other revenues include $996,000 in lease bonuses received from leasing 3,300 net mineral acres owned in Texas and Louisiana during the first nine months 2015 as compared with $1,236,000 in lease bonuses received from leasing approximately 3,900 net mineral acres owned in Texas and Louisiana in 2014.
Cost of oil and gas producing activities consists of:

	Third Quarter		First Nine Months
	2015	2014	2015	2014
	(In thousands)
Depletion and amortization	$8,970	$8,098	$23,853	$19,907
Production costs	4,950	5,389	14,341	13,694
Exploration costs	242	4,029	10,536	12,008
Non-cash impairment of proved oil and gas properties and unproved leasehold interests	81,240	735	127,185	2,074
Other	151	219	1,321	333
	$95,553	$18,470	$177,236	$48,016
Cost of oil and gas producing activities increased in third quarter 2015 principally as a result of non-cash impairment charges of $65,382,000 for proved oil and gas properties and $15,858,000 for unproved leasehold interests principally in North Dakota, Oklahoma, Nebraska and Kansas. Cost of oil and gas producing activities in first nine months 2015 includes non-cash impairment charges of $90,417,000 for proved oil and gas properties, $36,768,000 for unproved leasehold interests principally in North Dakota, Oklahoma, Nebraska and Kansas and exploratory dry hole and pre-drilling costs of $10,869,000 related to oil and gas properties in Oklahoma. We may incur additional near-term impairments due to continuation of declining oil and gas prices, changes in production rates, future development costs and levels of proved reserves. First nine months 2014 included non-cash impairment charges of $2,074,000 associated with expiring leasehold interests related to our unproved leasehold interests. In third quarter and first nine months 2015, cost of oil and gas producing activities were also affected by an increase in depletion expenses due to higher oil and gas production volumes, as compared with 2014. Depletion and amortization represent the non-cash cost of producing oil and gas associated with our working interests and is computed based on the units of production method.
Exploration costs principally represent exploratory dry hole costs, geological and geophysical and seismic study costs. Dry hole costs in first nine months 2015 were $9,952,000, which includes a $9,674,000 charge in second quarter 2015 primarily associated with an exploratory well in Oklahoma. Dry hole costs in first nine months 2014 were $9,467,000, which includes $4,938,000 primarily in Kansas and Nebraska, $2,338,000 associated with an exploratory well in Oklahoma and $2,191,000 in east Texas.
Production costs principally represent lease operating expenses associated with producing working interest wells and our share of production severance taxes related to both our royalty and working interests.

Oil and gas produced and average unit prices related to our royalty and working interests follows:

	Third Quarter		First Nine Months
	2015	2014	2015	2014
Consolidated entities:
Oil production (barrels)	278,900	250,500	810,800	632,800
Average oil price per barrel	$40.66	$86.13	$44.61	$90.73
NGL production (barrels)	30,400	11,500	81,300	38,500
Average NGL price per barrel	$11.52	$41.12	$15.80	$42.56
Total oil production (barrels), including NGLs	309,300	262,000	892,100	671,300
Average total oil price per barrel, including NGLs	$37.80	$84.16	$41.98	$87.97
Gas production (millions of cubic feet)	505.0	450.6	1,502.0	1,293.8
Average price per thousand cubic feet	$2.33	$4.25	$2.72	$4.40
Our share of ventures accounted for using the equity method:
Gas production (millions of cubic feet)	46.8	49.1	129.2	152.3
Average price per thousand cubic feet	$2.19	$4.21	$2.61	$4.07
Total consolidated and our share of equity method ventures:
Oil production (barrels)	278,900	250,500	810,800	632,800
Average oil price per barrel	$40.66	$86.13	$44.61	$90.73
NGL production (barrels)	30,400	11,500	81,300	38,500
Average NGL price per barrel	$11.52	$41.12	$15.80	$42.56
Total oil production (barrels), including NGLs	309,300	262,000	892,100	671,300
Average total oil price per barrel, including NGLs	$37.80	$84.16	$41.98	$87.97
Gas production (millions of cubic feet)	551.8	499.7	1,631.2	1,446.1
Average price per thousand cubic feet	$2.31	$4.24	$2.71	$4.37
Total BOE (barrel of oil equivalent) (a)	401,200	345,400	1,163,900	912,400
Average price per barrel of oil equivalent	$32.32	$70.00	$35.97	$71.65
 _________________________

(a)	Gas is converted to barrels of oil equivalent (BOE) using a conversion of six Mcf to one barrel of oil.
Operating expenses consist of:

	Third Quarter		First Nine Months
	2015	2014	2015	2014
	(In thousands)
Employee compensation and benefits	$1,186	$2,291	$5,240	$7,305
Professional and consulting services	250	156	1,422	833
Depreciation	246	241	728	756
Other	335	476	3,109	2,341
	$2,017	$3,164	$10,499	$11,235
Operating expenses decreased in third quarter 2015 compared with third quarter 2014 primarily due to lower staffing costs as a result of a reduction in our workforce and initiatives to reduce oil and gas operating expenses, offset by $406,000 of retention bonus expense. First nine months 2015 operating expenses includes restructuring costs of $1,750,000 for a lease termination charge associated with closing our office in Fort Worth, Texas and $1,979,000 of employee severance and retention costs. These restructuring costs were partially offset by lower staffing costs as result of a reduction in our workforce and initiatives to reduce oil and gas operating expenses.
In first nine months 2015, we recorded a net loss of ($1,320,000) on the sale of 27,662 net mineral acres leased from others in Nebraska and North Dakota and the disposition of 29 gross (5 net) producing oil and gas wells in Texas, North Dakota, Nebraska, Oklahoma and Colorado for total sales proceeds of $13,111,000. In first nine months 2014, we recorded a total gain of $9,041,000 in conjunction with the sale of 102 gross (7 net) producing oil and gas wells in Oklahoma and the sale of 571 net mineral acres leased from others in North Dakota.

Other Natural Resources
Our other natural resources segment manages our timber holdings, recreational leases and water resource initiatives. At third quarter-end 2015, we have about 95,000 real estate acres with timber we own directly or through ventures, primarily in Georgia and Texas. Our other natural resources segment revenues are principally derived from the sales of wood fiber from our land and leases for recreational uses. We have water interests in approximately 1.5 million acres, including a 45 percent nonparticipating royalty interest in groundwater produced or withdrawn for commercial purposes or sold from 1.4 million acres in Texas, Louisiana, Georgia and Alabama, and approximately 20,000 acres of groundwater leases in central Texas.

A summary of our other natural resources results follows:

	Third Quarter		First Nine Months
	2015	2014	2015	2014
	(In thousands)
Revenues	$1,726	$2,250	$5,372	$7,284
Cost of sales	(819)	(711)	(2,599)	(2,288)
Operating expenses	(994)	(1,051)	(3,303)	(3,652)
	(87)	488	(530)	1,344
Gain on sale and partial termination of timber lease	—	165	—	850
Equity in earnings of unconsolidated ventures	10	16	19	26
Segment earnings (loss)	$(77)	$669	$(511)	$2,220
Revenues consist of:

	Third Quarter		First Nine Months
	2015	2014	2015	2014
	(In thousands)
Fiber	$1,403	$1,770	$4,039	$5,514
Water	100	250	400	1,000
Recreational leases and other	223	230	933	770
	$1,726	$2,250	$5,372	$7,284
Fiber sold consists of:

	Third Quarter		First Nine Months
	2015	2014	2015	2014
Pulpwood tons sold	45,600	71,500	109,100	157,900
Average pulpwood price per ton	$9.89	$11.18	$9.41	$11.00
Sawtimber tons sold	14,400	21,500	53,800	100,000
Average sawtimber price per ton	$20.41	$21.31	$21.22	$22.38
Total tons sold	60,000	93,000	162,900	257,900
Average stumpage price per ton (a)	$12.41	$13.52	$13.31	$15.41
 _________________________

(a)	Average stumpage price per ton is based on gross revenues less cut and haul costs.
Water revenues are associated with a groundwater reservation agreement with Hays County, Texas, which commenced in third quarter 2013 and was terminated in second quarter 2015.
Information about our recreational leases follows:

	Third Quarter		First Nine Months
	2015	2014	2015	2014
Average recreational acres leased	97,000	107,800	99,900	111,400
Average price per leased acre	$8.93	$8.66	$9.18	$9.17
Cost of sales principally includes non-cash cost of timber cut and sold and delay rental payments paid to others related to groundwater leases in central Texas.

Operating expenses consist of:

	Third Quarter		First Nine Months
	2015	2014	2015	2014
	(In thousands)
Employee compensation and benefits	$511	$602	$1,754	$1,711
Professional and consulting services	307	230	955	1,437
Other	176	219	594	504
	$994	$1,051	$3,303	$3,652

Operating expenses associated with our water resources initiatives for third quarter and first nine months 2015 were $516,000 and $1,792,000 compared with $449,000 and $2,120,000 in third quarter and first nine months 2014.
Gain on sale and partial termination of timber lease in first nine months 2014 includes a $685,000 gain associated with partial termination of a timber lease related to the sale of 697 acres of undeveloped land in Georgia from a consolidated venture recorded in second quarter 2014 and a $165,000 gain in third quarter 2014 associated with the sale of water rights associated with a real estate project in Colorado.
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
General and administrative expenses consist of:

	Third Quarter		First Nine Months
	2015	2014	2015	2014
	(In thousands)
Employee compensation and benefits	$5,385	$2,447	$9,582	$7,173
Professional and consulting services	1,346	935	4,595	3,301
Facility costs	216	229	670	705
Depreciation and amortization	133	168	464	463
Insurance costs	178	201	493	716
Other	1,085	1,210	3,736	3,566
	$8,343	$5,190	$19,540	$15,924

Employee compensation and benefits in third quarter and first nine months 2015 includes $3,314,000 of one-time severance-related charges related to departure of our former CEO and CFO under employment and separation agreements, of which approximately $2,721,000 will be paid in fourth quarter 2015 with the balance to be paid in 2016.
Income Taxes
Our provision for income taxes including the impact of deferred tax asset valuation allowance is as follows:

	Third Quarter		First Nine Months
	2015	2014	2015	2014
	(In thousands)
Current income tax benefit (expense)	$(27)	$(200)	$(27)	$(4,815)
Deferred income tax benefit (expense)	34,678	(2,555)	60,844	(10,649)
Deferred tax asset valuation allowance benefit (expense)	(98,887)	—	(99,950)	—
Income tax benefit (expense)	$(64,236)	$(2,755)	$(39,133)	$(15,464)
Our effective tax rate was 64 percent in third quarter 2015 and 23 percent in first nine months 2015. Excluding the impact of valuation allowance, our effective tax rate was 35 percent benefit in third quarter 2015 and 36 percent benefit in first nine months 2015. Our effective tax rate was 35 percent in third quarter and first nine months 2014. Our effective tax rates include the effect of state income taxes, noncontrolling interests, nondeductible items and benefits of percentage depletion.

We assess available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax asset. In determining our valuation allowance, a significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended September 30, 2015, principally driven by impairments of oil and gas assets. Such evidence limits our ability to consider other subjective evidence, such as our projected future taxable income.
A valuation allowance was recorded for the portion of our deferred tax asset that we believe is more likely than not to be unrealizable at third quarter-end 2015. The amount of deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence, such as our projected future taxable income.
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
In first nine months 2015, net cash used for operating activities was $15,040,000. The decrease in cash provided by operating activities year over year is primarily due to lower residential lot sales activity and a decrease in undeveloped land sales. In addition, our real estate development and acquisition expenditures were $81,055,000 exceeding $33,575,000 of real estate cost of sales. In first nine months 2014, net cash provided by operating activities was $36,386,000 principally due to increased residential lot sales and undeveloped land sales activity. This is partially offset by $82,864,000 of real estate development and acquisition expenditures exceeding $59,251,000 of real estate cost of sales.

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
In first nine months 2015, net cash used for investing activities was $60,479,000 principally due to our investment of $47,043,000 in oil and gas properties associated with our previously committed capital investments related to exploration and production operations. In addition, we invested $10,882,000 in property and equipment, software and reforestation, of which $5,757,000 is related to capital expenditures for our 413 guest room hotel in Austin. In first nine months 2014, net cash used in investing activities was $82,929,000 principally due to our investment of $65,661,000 in oil and gas properties and equipment associated with our exploration and production operations and purchase of our partner's interest in our 257-unit multifamily property in Austin for $20,155,000, net of cash. In addition, we invested $13,583,000 in property and equipment, software and reforestation, of which $6,440,000 is related to capital expenditures on our 413 guest room hotel in Austin and $4,954,000 is related to water wells development, and a net investment in unconsolidated ventures of $3,415,000. These were partially offset by proceeds of $17,017,000 related to sale of certain oil and gas properties in North Dakota and Oklahoma.
Cash Flows from Financing Activities
In first nine months 2015, net cash used for financing activities was $1,968,000 principally due to payroll taxes on share-settled equity awards and distributions to noncontrolling interests. In first nine months 2014, net cash provided by financing activities was $24,842,000 principally due to net proceeds of $241,947,000 from the issuance of 8.5% senior secured notes, partially offset by debt payments of $222,468,000, of which $200,000,000 is related to retirement of the term loan associated with our senior secured credit facility, $7,200,000 is related to payments of our amortizing notes associated with our tangible equity units, $2,878,000 is related to debt outstanding for our Lantana partnerships and the remaining associated with payment of other indebtedness.
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
In first nine months 2015, real estate development and acquisition expenditures were $81,055,000 which includes the acquisition of four new community development sites for $24,387,000 and real estate development costs of $56,668,000.
Oil and Gas Drilling and Other Exploration and Development Activities
At third quarter-end 2015, we had working interests in 382 gross active wells.
Our planned expenditures for 2015 are expected to be significantly lower compared with 2014 and are primarily related to existing well commitments in the Bakken/Three Forks formation of North Dakota. In first nine months 2015, drilling and completion activity was primarily related to existing well commitments with 32 gross Bakken/Three Forks wells generating initial production and two wells waiting on completion. In addition, in first nine months 2015, we have elected to participate as a non-operator in eight new gross wells for $6,664,000 in the Bakken/Three Forks formation of North Dakota. Regional allocation of our capital expenditures for drilling and completion activities in first nine months 2015 is shown below:

First Nine Months
2015
(In thousands)
Bakken and Three Forks formations of North Dakota	$27,592
Lansing - Kansas City formation of Nebraska and Kansas	3,184
Other formations principally in Oklahoma	16,267
$47,043
Our accrued capital expenditures for drilling and completion costs at third quarter-end 2015 were $6,979,000 and are included in other accrued expenses in our consolidated balance sheets. These oil and gas property additions will be reflected as cash used for investing activities in the period the accrued payables are settled. Of the $47,043,000 of capital expenditures that we incurred and paid in first nine months 2015 for drilling and completion activities, $40,757,000 was related to settling year-end 2014 accrued capital expenditures and payment of 2014 well commitments that were completed as of third quarter-end 2015.
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
Liquidity

At third quarter-end 2015, our senior secured credit facility provides for a $300,000,000 revolving line of credit maturing May 15, 2017 (with two one-year extension options). The revolving line of credit may be prepaid at any time without penalty. The revolving line of credit includes a $100,000,000 sublimit for letters of credit, of which $16,184,000 is outstanding at third quarter-end 2015. Total borrowings under our senior secured credit facility (including the face amount of letters of credit) may not exceed a borrowing base formula.
At third quarter-end 2015, net unused borrowing capacity under our senior secured credit facility is calculated as follows:

Senior Credit Facility
(In thousands)
Borrowing base availability	$300,000
Less: borrowings	—
Less: letters of credit	(16,184)
$283,816
Our net unused borrowing capacity during third quarter 2015 ranged from a high of $284,511,000 to a low of $283,816,000. This facility is used primarily to fund our operating cash needs, which fluctuate due to timing of residential and commercial real estate sales, undeveloped land sales, oil and gas leasing, exploration and production activities and mineral lease bonus payments received, timber sales, reimbursements from utility and improvement districts, payment of payables and expenses and capital expenditures.
Our debt agreements contain financial covenants customary for such agreements including minimum levels of interest coverage and limitations on leverage. On September 30, 2015, we received a waiver of the consolidated tangible net worth maintenance covenant requirement of our senior credit facility for third quarter 2015, and amended the consolidated tangible net worth maintenance covenant requirement to an amount equal to 80 percent of the actual consolidated tangible net worth as calculated using the September 30, 2015 financial statements. The amendment provides us with additional flexibility given the on-going volatility and continued decline in oil prices, which resulted in approximately $81,240,000 of additional non-cash asset impairment charges in the oil and gas segment in third quarter 2015. At third quarter-end 2015, we were in compliance with the financial covenants of these agreements.
The following table details our compliance with the financial covenants calculated as provided in the senior credit facility:

Financial Covenant	Requirement	Third Quarter-End 2015
Interest Coverage Ratio (a)	≥2.50:1.0	2.67:1.0
Total Leverage Ratio (b)	≤50%	42.1%
Tangible Net Worth (c)	≥$379.0 million	$473.8 million
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

(c)
Calculated as the amount by which consolidated total assets (excluding Credo acquisition goodwill over $50,000,000) exceeds consolidated total liabilities. At third quarter-end 2015, the requirement is $379,044,000 computed as: $379,044,000 plus 85 percent of the aggregate net proceeds received by us from any equity offering, plus 75 percent of all positive net income, on a cumulative basis. This covenant is applied at the end of each quarter.

To make additional discretionary investments, acquisitions, or distributions, we must maintain available liquidity equal to 10 percent of the aggregate commitments in place. At third quarter-end 2015, the minimum liquidity requirement was $30,000,000, compared with $372,623,000 in actual available liquidity based on the unused borrowing capacity under our senior secured credit facility plus unrestricted cash and cash equivalents. The failure to maintain such minimum liquidity does not constitute a default or event of default of our senior secured credit facility.

Discretionary investments in community development may be restricted in the event that the revenue/capital expenditure ratio is less than or equal to 1.0x. At third quarter-end 2015, the revenue/capital expenditure ratio was 1.7x. Revenue is defined as total gross revenues (excluding revenues attributed to Credo and multifamily properties), plus our pro rata share of the operating revenues from unconsolidated ventures. Capital expenditures are defined as consolidated development and acquisition expenditures (excluding investments related to Credo and multifamily properties), plus our pro rata share of unconsolidated ventures’ development and acquisition expenditures.
In addition, we may elect to make distributions so long as the total leverage ratio is less than 40 percent, the interest coverage is greater than 3.0:1.0 and available liquidity is not less than $125,000,000. At third quarter-end 2015, our total leverage ratio exceeded 40 percent and our interest coverage ratio was below 3.0:1.0, and as a result we are prohibited from making restricted payments, which includes purchases of our common stock, until the foregoing conditions are satisfied.
Contractual Obligations and Off-Balance Sheet Arrangements
In 2014, FMF Littleton LLC, an equity method venture in which we own a 25 percent interest, obtained a senior secured construction loan in the amount of $46,384,000 to develop a 385-unit multifamily project located in Littleton, Colorado. The outstanding balance was $15,665,000 at third quarter-end 2015. We provided the lender with a guaranty of completion of the improvements; a guaranty for repayment of 25 percent of the principal balance and unpaid accrued interest; and a standard nonrecourse carve-out guaranty. The principal guaranty will reduce from 25 percent of principal to ten percent upon achievement of certain conditions.
In 2014, CREA FMF Nashville LLC, an equity method venture with Massachusetts Mutual Life Insurance Co. (MassMutual) in which we own a 30 percent interest, obtained a senior secured construction loan in the amount of $51,950,000 to develop a 320-unit multifamily project located in Nashville, Tennessee. The outstanding balance at third quarter-end 2015 was $49,960,000. MassMutual is obligated to make a capital contribution to the venture in an amount equal to its equity commitment under the construction loan in an amount not to exceed $14,220,000. Such capital contribution shall be paid upon the earlier of (i) March 16, 2016 (ii) two months after the issuance of final certificates of occupancy with respect to the entire project, or (iii) ten business days after the date on which the long-term credit rating of MassMutual is less than AA- from Standard & Poor's or A1 from Moody's. We provided the lender with a guaranty of completion of the improvements; a guaranty for repayment of 25 percent of the principal balance and unpaid accrued interest; and a standard nonrecourse carve-out guaranty. The principal guaranty will reduce from 25 percent of principal to zero percent upon achievement of certain conditions.
In 2012, FMF Peakview LLC, an equity method venture in which we own a 20 percent interest, obtained a senior secured construction loan in the amount of $31,550,000 to develop a 304-unit multifamily property in Denver. The outstanding balance at third quarter-end 2015 was $29,426,000. We provided the lender with a construction completion guaranty, a repayment guaranty for 25 percent of the principal and unpaid accrued interest, and a standard non-recourse carve-out guaranty.
Cibolo Canyons—San Antonio, Texas
Cibolo Canyons consists of the JW Marriott ® San Antonio Hill Country Resort & Spa development owned by third parties and a mixed-use development we own. We have $58,736,000 invested in Cibolo Canyons at third quarter-end 2015, all of which is related to the mixed-use development.
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
In 2014, we received $50,550,000 from CCSID principally related to its issuance of $48,900,000 HOT and Sales and Use Tax Revenue Bonds, resulting in recovery of our full Resort investment. These bonds are obligations solely of CCSID and are payable from HOT and sales and use taxes levied on the Resort by CCSID. To facilitate the issuance of the bonds, we provided a $6,846,000 letter of credit to the bond trustee as security for certain debt service fund obligations in the event CCSID tax collections are not sufficient to support payment of the bonds in accordance with their terms. The letter of credit must be maintained until the earlier of redemption of the bonds or scheduled bond maturity in 2034. We also entered into an agreement with the owner of the Resort to assign its senior rights to us in exchange for consideration provided by us, including a surety bond to be drawn if CCSID tax collections are not sufficient to support ad valorem tax rebates payable.  The surety bond will decrease as CCSID makes annual ad valorem tax rebate payments, which obligation is scheduled to be retired in full by 2020. All future receipts are expected to be recognized as gains in the period collected. In first nine months 2015, we recorded a gain of $1,585,000, of which $1,160,000 was associated with the reduction of the surety bond in connection with the CCSID bond offering in 2014 and $425,000 of excess hotel occupancy and sales and use tax pledged revenues from CCSID after their payments to the debt service fund.
Mixed-Use Development
The mixed-use development we own consists of 2,100 acres planned to include approximately 1,769 residential lots and 150 commercial acres designated for multifamily and retail uses, of which 954 lots and 130 commercial acres have been sold through third quarter-end 2015.
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
Because the amount of each reimbursement is dependent on several factors, including CCSID approval and CCSID having an adequate tax base to generate funds that can be used to reimburse us, there is uncertainty as to the amount and timing of reimbursements under this agreement. We expect to recover our investment from lot and tract sales and reimbursement of approved infrastructure costs from CCSID. We have not recognized income from interest due, but not collected. As these uncertainties are clarified, we will modify our accounting accordingly.
Through third quarter-end 2015, we have submitted and were approved for reimbursement of approximately $54,376,000 of infrastructure costs, of which we have received reimbursements totaling $34,703,000. We received $1,150,000 in reimbursements from CCSID in first nine months 2015. At third quarter-end 2015, we have $19,673,000 in pending reimbursements, excluding interest.
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
New and Pending Accounting Pronouncements
Please read Note 2—New and Pending Accounting Pronouncements to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Statistical and Other Data
A summary of our real estate projects in the entitlement process (a) at third quarter-end 2015 follows:

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

A summary of activity within our active projects in the development process, which includes entitled (a), developed and under development real estate projects, at third quarter-end 2015 follows:

			Residential Lots (c)		Commercial Acres (d)
Project	County	Interest Owned (b)	Lots Sold Since Inception	Lots Remaining	Acres Sold Since Inception	Acres Remaining (e)
Projects we own
California
San Joaquin River	Contra Costa/Sacramento	100%	—	—	—	288
Colorado
Buffalo Highlands	Weld	100%	—	164	—	—
Johnstown Farms	Weld	100%	281	313	2	3
Pinery West	Douglas	100%	86	—	20	106
Stonebraker	Weld	100%	—	603	—	—
Georgia
Seven Hills	Paulding	100%	843	240	26	113
The Villages at Burt Creek	Dawson	100%	—	1,715	—	57
West Oaks	Cobb	100%	—	57	—	—
Other projects (17)	Various	100%	245	2,258	—	695
North & South Carolina
Habersham	York	100%	20	167	—	—
Walden	Mecklenburg	100%	—	387	—	—
Tennessee
Beckwith Crossing	Wilson	100%	—	99	—	—
Morgan Farms	Williamson	100%	86	87	—	—
Scales	Williamson	100%	—	87	—	—
Weatherford Estates	Williamson	100%	—	17	—	—
Texas
Arrowhead Ranch	Hays	100%	—	381	—	11
Bar C Ranch	Tarrant	100%	366	739	—	—
Barrington Kingwood	Harris	100%	170	10	—	—
Cibolo Canyons	Bexar	100%	954	815	130	56
Harbor Lakes	Hood	100%	231	—	21	—
Hunter’s Crossing	Bastrop	100%	510	—	54	49
Imperial Forest	Harris	100%	—	428	—	—
La Conterra	Williamson	100%	202	—	3	55
Lakes of Prosper	Collin	100%	151	136	4	—
Lantana	Denton	100%	1,220	544	14	—
Maxwell Creek	Collin	100%	941	60	10	—
Oak Creek Estates	Comal	100%	273	281	13	—
Parkside	Collin	100%	8	192	—	—
River's Edge	Denton	100%	—	202	—	—
Stoney Creek	Dallas	100%	231	477	—	—
Summer Creek Ranch	Tarrant	100%	983	268	35	44
Summer Lakes	Fort Bend	100%	675	394	56	—
Summer Park	Fort Bend	100%	69	130	28	68
The Colony	Bastrop	100%	455	1,430	22	31
The Preserve at Pecan Creek	Denton	100%	587	195	—	7
Village Park	Collin	100%	567	—	3	2
Westside at Buttercup Creek	Williamson	100%	1,496	1	66	—
Other projects (7)	Various	100%	1,566	20	135	5
Other
Other projects (2)	Various	100%	543	320	—	—
			13,759	13,217	642	1,590

			Residential Lots (c)		Commercial Acres (d)
Project	County	Interest Owned (b)	Lots Sold Since Inception	Lots Remaining	Acres Sold Since Inception	Acres Remaining (e)
Projects in entities we consolidate
Texas
City Park	Harris	75%	1,311	504	52	113
Timber Creek	Collin	88%	—	601	—	—
Willow Creek Farms II	Waller/Fort Bend	90%	90	175	—	—
Other projects (2)	Various	Various	10	198	—	18
			1,411	1,478	52	131
Total owned and consolidated			15,170	14,695	694	1,721

Projects in ventures that we account for using the equity method
Texas
Entrada	Travis	50%	—	821	—	—
Fannin Farms West	Tarrant	50%	324	—	—	—
Harper’s Preserve	Montgomery	50%	513	1,215	30	49
Lantana - Rayzor Ranch	Denton	25%	1,163	—	50	—
Long Meadow Farms	Fort Bend	38%	1,514	290	187	118
Southern Trails	Brazoria	80%	870	126	1	—
Stonewall Estates	Bexar	50%	363	27	—	—
Other projects (7)	Various	Various	—	193	—	15
Total in ventures			4,747	2,672	268	182
Combined total			19,917	17,367	962	1,903
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

(d)	Commercial acres are for the total project, regardless of our ownership interest, and are net developable acres, which may be fewer than the gross acres available in the project.

(e)	Excludes acres associated with commercial and income producing properties.
A summary of our significant commercial and mutifamily properties at third quarter-end 2015 follows:

Project	Market	Interest Owned (a)	Type	Acres	Description
Radisson Hotel	Austin	100%	Hotel	2	413 guest rooms and suites
Dillon (b)	Charlotte	100%	Multifamily	3	379-unit luxury apartment
Eleven	Austin	100%	Multifamily	3	257-unit luxury apartment
Midtown	Dallas	100%	Multifamily	13	354-unit luxury apartment
Music Row (b)	Nashville	100%	Multifamily	1	230-unit luxury apartment
Elan 99 (b)	Houston	90%	Multifamily	17	360-unit luxury apartment
Acklen (b)	Nashville	30%	Multifamily	4	320-unit luxury apartment
HiLine (b)	Denver	25%	Multifamily	18	385-unit luxury apartment
360° (b)	Denver	20%	Multifamily	4	304-unit luxury apartment
 _________________________

(a)	Interest owned reflects our total interest in the project, whether owned directly or indirectly.

(b)	Construction in progress.

Oil and Gas Owned Mineral Interests
A summary of our oil and gas owned mineral interests (a) at third quarter-end 2015 follows:

State	Unleased	Leased (b)	Held By Production (c)	Total (d)
		(Net acres)
Texas	209,000	16,000	27,000	252,000
Louisiana	129,000	6,000	9,000	144,000
Georgia	152,000	—	—	152,000
Alabama	40,000	—	—	40,000
California	1,000	—	—	1,000
Indiana	1,000	—	—	1,000
	532,000	22,000	36,000	590,000
 _________________________

(a)	Includes ventures.

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

A summary of our Texas and Louisiana owned mineral acres (a) by county or parish at third quarter-end 2015 follows:

Texas		Louisiana
County	Net Acres	Parish	Net Acres
Trinity	46,000	Beauregard	79,000
Angelina	42,000	Vernon	39,000
Houston	29,000	Calcasieu	17,000
Anderson	25,000	Allen	7,000
Cherokee	24,000	Rapides	1,000
Sabine	23,000	Other	1,000
Red River	14,000		144,000
Newton	13,000
San Augustine	13,000
Jasper	12,000
Other	11,000
	252,000
 _________________________

(a)	Includes ventures.

Oil and Gas Mineral Interests Leased
A summary of our net oil and gas mineral acres leased from others at third quarter-end 2015 follows:

State	Undeveloped	Held By Production (a)	Total
Nebraska	227,000	11,000	238,000
Kansas	9,000	7,000	16,000
Oklahoma	14,000	17,000	31,000
Texas	10,000	1,000	11,000
North Dakota	4,000	5,000	9,000
Other	15,000	4,000	19,000
	279,000	45,000	324,000
 _________________________

(a)	Excludes approximately 8,000 net acres of overriding royalty interests.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
Our interest rate risk is principally related to our variable-rate debt. Interest rate changes impact earnings due to the resulting increase or decrease in our variable-rate debt, which was $68,724,000 at third quarter-end 2015.
The following table illustrates the estimated effect on our pre-tax income of immediate, parallel, and sustained shifts in interest rates for the next 12 months on our variable-rate debt at third quarter-end 2015. This estimate assumes that debt reductions from contractual payments will be replaced with short-term, variable-rate debt; however, that may not be the financing alternative we choose.

Third Quarter-End
Change in Interest Rates	2015
(In thousands)
2%	$(1,257)
1%	$(687)
(1)%	$687
(2)%	$1,374
Foreign Currency Risk
We have no exposure to foreign currency fluctuations.
Commodity Price Risk
We have exposure to commodity price fluctuations from our oil and gas production which can materially affect our revenues and cash flows. The prices we receive for our production depend on numerous factors beyond our control. Based on our first nine months 2015 production, a 10% decrease in our average realized oil and gas prices would have reduced our oil and gas production revenues by $4,154,000. To manage our exposure to commodity price risks associated with the sale of oil and gas, we may periodically enter into derivative hedging transactions for a portion of our estimated production. We do not have any commodity derivative positions outstanding at third quarter-end 2015.
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
Item 1A. Risk Factors
There are no material changes from the risk factors disclosed in our 2014 Annual Report on Form 10-K, as supplemented by our prior period 2015 Quarterly Reports on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities (a)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
Month 7 (7/1/2015 — 7/31/2015)	—	$—	—	3,506,668
Month 8 (8/1/2015 — 8/31/2015)	—	$—	—	3,506,668
Month 9 (9/1/2015 — 9/30/2015)	—	$—	—	3,506,668
	—	$—	—
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

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit	Description

3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company dated May 12, 2015.

3.2
Fifth Amendment to the Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed with the Commission on September 28, 2015).

10.1
Limited Waiver and Amendment regarding the Third Amended and Restated Revolving and Term Credit Agreement dated September 30, 2015, by and among the Company; Forestar (USA) Real Estate Group Inc. and certain of its wholly-owned subsidiaries signatory thereto; KeyBank National Association, as lender, swing line lender and agent; the lenders party thereto; and the other parties thereto (incoporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on October 6, 2015).

10.2
Construction Loan Agreement between FMF Morehead LLC and PNC Bank, National Association dated October 16, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on October 21, 2015).

10.3
Employment Agreement between the Company and Philip J. Weber dated October 21, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on October 26, 2015).

10.4
Separation Agreement and Release of All Claims between the Company and Christopher L. Nines dated October 21, 2015 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on October 26, 2015).

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

101.1
The following materials from Forestar’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORESTAR GROUP INC.

Date: November 6, 2015	By:	/s/ Charles D. Jehl
Charles D. Jehl
Chief Financial Officer

	By:	/s/ Sabita C. Reddy
Sabita C. Reddy
Principal Accounting Officer