Form 10-K
period 2015-12-31
Forestar Group Inc.
filed 2016-03-04
CIK 1406587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From                 to
Commission File Number: 001-33662
Forestar Group Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-1336998
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
6300 Bee Cave Road
Building Two, Suite 500
Austin, Texas 78746-5149
(Address of Principal Executive Offices, including Zip Code)
Registrant’s telephone number, including area code: (512) 433-5200
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, par value $1.00 per share	New York Stock Exchange
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing sales price of the Common Stock on the New York Stock Exchange on June 30, 2015, was approximately $275 million. For purposes of this computation, all officers, directors, and ten percent beneficial owners of the registrant (as indicated in Item 12) are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or ten percent beneficial owners are, in fact, affiliates of the registrant.
As of February 29, 2016, there were 33,906,986 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Selected portions of the Company’s definitive proxy statement for the 2016 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.	Business
Overview
Forestar Group Inc. is a residential and mixed-use real estate development company. We own directly or through ventures interests in 58 residential and mixed-use projects comprised of 7,000 acres of real estate located in 11 states and 15 markets. We also own 590,000 net acres of oil and gas fee mineral interests located in Texas, Louisiana, Georgia and Alabama. In addition, we own interests in various other assets that have been identified as non-core that the company will exit opportunistically over time. Our non-core assets include our investment in oil and gas working interests, 89,000 acres of timberland and undeveloped land and commercial and income producing properties, which consists of one hotel, seven multifamily properties and two multifamily sites. In 2015, we had revenues of $262 million and net loss of $213 million. Unless the context otherwise requires, references to “we,” “us,” “our” and “Forestar” mean Forestar Group Inc. and its consolidated subsidiaries. Unless otherwise indicated, information is presented as of December 31, 2015, and references to acreage owned include approximate acres owned by us and ventures regardless of our ownership interest in a venture.
Key Initiatives

•	Reducing costs across our entire organization,

•	Reviewing entire portfolio of assets,

•	Reviewing capital structure; and

•	Providing additional information.
Business Segments
We manage our operations through three business segments:

•	Real estate,

•	Oil and gas, and

•	Other natural resources.
Our real estate segment provided approximately 77% percent of our 2015 consolidated revenues. We are focused on maximizing real estate value through the entitlement and development of strategically located residential and mixed-use communities. We secure entitlements by delivering thoughtful plans and balanced solutions that meet the needs of communities where we operate. Residential development activities target lot sales to local, regional and national homebuilders who build quality products and have strong and effective marketing and sales programs. The lots we develop in the majority of our communities are for mid-priced homes, predominantly in the first and second move up categories. We invest in projects principally in regions across the southern half of the United States that possess key demographic and growth characteristics that we believe make them attractive for long-term real estate investment. A majority of our active real estate projects are developed on land we or our ventures acquired in the open market. We also develop and own directly or through ventures, multifamily communities as income producing properties, principally in our target markets. On January 28, 2016, we announced that multifamily is a non-core business. As a result, we plan to opportunistically exit our multifamily portfolio and no longer allocate capital to new communities in this business.
Our oil and gas segment provided 20% percent of our 2015 consolidated revenues. We promote the exploration, development and production of oil and gas on our owned and leasehold mineral interests. These interests include 590,000 core owned mineral acres and 228,000 net mineral acres leased from others, which represent oil and gas working interests and have been identified as non-core.
Our other natural resources segment provided 3% percent of our 2015 consolidated revenues. We sell wood fiber from our land, primarily in Georgia, and lease land for recreational uses. We have 89,000 acres of non-core timberland and undeveloped land we own directly or through ventures. In addition, we have water interests in 1.5 million acres, including a 45 percent nonparticipating royalty interest in groundwater produced or withdrawn for commercial purposes or sold from 1.4 million acres in Texas, Louisiana, Georgia and Alabama, and 20,000 acres of groundwater leases in central Texas.
Our real estate origins date back to the 1955 incorporation of Lumbermen’s Investment Corporation, which in 2006 changed its name to Forestar (USA) Real Estate Group Inc. We have a decades long legacy of residential and commercial real estate development operations, primarily in Texas. Our oil and gas origins date back to the mid-1940s when we started leasing our oil and gas mineral interests to third-party exploration and production companies. In 2007, Temple-Inland distributed all of the issued and outstanding shares of our common stock to its stockholders, which we will refer to as the “spin-off”.
Our results of operations, including information regarding our business segments, are discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Item 8, Financial Statements and Supplementary Data.
2015 Significant Highlights (including ventures):
Real Estate

•	Sold 1,472 developed residential lots; average gross profit of approximately $34,400 per lot

•	Sold 13,862 acres of undeveloped land for almost $2,300 per acre

•	Sold 63 commercial acres for approximately $248,300 per acre

•	Sold 1,062 residential tract acres for almost $10,600 per acre

•	Sold Midtown Cedar Hill, a stabilized multifamily community, for $42.9 million, generating segment earnings of $9.3 million and reducing debt by $24.2 million

Oil and Gas

•
Incurred non-cash impairment charges of approximately $164.8 million related to unproved leasehold interests and proved properties principally due to the significant decline in oil prices and likelihood these non-core assets will be sold

•	Sold approximately 109,000 net leasehold mineral acres and 39 gross (7 net) producing wells for $17.8 million, primarily in Nebraska, Texas and North Dakota

Other Natural Resources

•	Sold nearly 227,000 tons of fiber for $13.50 per ton
Real Estate
In our real estate segment, we conduct project planning and management activities related to the acquisition, entitlement, development and sale of real estate, primarily residential and mixed-use communities, which we refer to as community development. We own and manage our projects either directly or through ventures, which we use to achieve a variety of business objectives, including more effective capital deployment, risk management, and leveraging a partner’s local market contacts and expertise. Our development projects are principally located in the major markets of Texas.
We have three real estate projects representing 4,400 acres currently in the entitlement process, which includes obtaining zoning and access to water, sewer and roads. Additional entitlements, such as flexible land use provisions, annexation, and the creation of local financing districts generate additional value for our business and may provide us the right to reimbursement of major infrastructure costs. We use return criteria, which include return on cost, internal rate of return, and cash multiples, when determining whether to invest initially or make additional investment in a project. When investment in development meets our return criteria, we will initiate the development process with subsequent sale of lots to home builders or for commercial tracts, internal development, sale to or venture with third parties.
We have 58 entitled, developed or under development projects in 11 states and 15 markets encompassing 7,000 acres planned for residential and commercial uses. We may sell land at any point when additional time required for entitlement or investment in development will not meet our return criteria. In 2015, we sold approximately 14,000 acres of undeveloped land at an average price of almost $2,300 per acre.
At year-end 2015, we have discontinued entitlement efforts on eight projects located in Georgia as we determined it is unlikely these will be developed and classified the acreage as higher and better use timberland. In addition, we have classified land associated with 12 projects as entitled undeveloped land as we determined it is unlikely these projects will be developed, resulting in a decrease of approximately 4,000 planned lots from our projects lot inventory.

A summary of our real estate projects in the entitlement process (a) at year-end 2015 follows:

Project	County	Market	Project Acres (b)
California
Hidden Creek Estates	Los Angeles	Los Angeles	700
Terrace at Hidden Hills	Los Angeles	Los Angeles	30
Texas
Lake Houston	Harris/Liberty	Houston	3,700
Total			4,430
 _____________________

(a)
A project is deemed to be in the entitlement process when customary steps necessary for the preparation of an application for governmental land-use approvals, such as conducting pre-application meetings or similar discussions with governmental officials, have commenced, or an application has been filed. Projects listed may have significant steps remaining, and there is no assurance that entitlements ultimately will be received.

(b)	Project acres, which are the total for the project regardless of our ownership interest, are approximate. The actual number of acres entitled may vary.

A summary of our non-core timberland and undeveloped land at year-end 2015 follows:

Acres
Timberland
Alabama	3,300
Georgia	45,900
Texas	14,300
Higher and Better Use Timberland (a)
Georgia	20,000
Entitled Undeveloped Land (b)
Georgia	5,100
Total	88,600
 _____________________

(a)
Higher and better use timberland represents eight projects previously in the entitlement process. We have discontinued entitlement efforts as we determined it is unlikely these projects will be developed.

(b)
Entitled undeveloped land represents 12 projects and nearly 4,000 planned future lots previously included with our projects in the development process. We determined it is unlikely these projects will be developed.

Products
The majority of our projects are single-family residential and mixed-use communities. In some cases, commercial land uses within a project enhance the desirability of the community by providing convenient locations for resident support services.
We develop lots for single-family homes and develop multifamily properties on our commercial tracts or other developed sites we may purchase. We sell residential lots primarily to local, regional and national home builders. We have 7,000 acres, principally in the major markets of Texas, comprised of land planned for about 13,900 residential lots. We generally focus our lot sales on the first and second move-up primary housing categories. First and second move-up segments are homes priced above entry-level products yet below the high-end and custom home segments. We also actively market and sell undeveloped land through our retail sales program.
Commercial tracts are developed internally or ventured with commercial developers that specialize in the construction and operation of income producing properties, such as apartments, retail centers, or office buildings. We also sell land designated for commercial use to regional and local commercial developers. We have about 1,100 acres of entitled land designated for commercial use.
Cibolo Canyons is a significant mixed-use project in the San Antonio market area. Cibolo Canyons includes 2,100 acres planned to include 1,769 residential lots, of which 997 have been sold as of year-end 2015 at an average price of $73,000 per lot. The residential component includes not only traditional single-family homes but also an active adult section, and is planned to include condominiums. The remaining 56 acres of commercial component is designated principally for multifamily and retail uses. Located at Cibolo Canyons is the JW Marriott® San Antonio Hill Country Resort & Spa (Resort), a 1,002 room destination resort and two PGA Tour® Tournament Players Club® (TPC) golf courses designed by Pete Dye and Greg Norman. We have the right to receive from the Cibolo Canyons Special Improvement District (CCSID) nine percent of hotel occupancy revenues and 1.5 percent of other resort sales revenues collected as taxes by CCSID through 2034 and reimbursement of certain infrastructure costs related to the mixed-use development.
In 2014, we received $50,550,000 from CCSID principally related to its issuance of $48,900,000 Hotel Occupancy Tax (HOT) and Sales and Use Tax Revenue Bonds, resulting in recovery of our full Resort investment. These bonds are obligations solely of CCSID and are payable from HOT and sales and use taxes levied by CCSID. To facilitate the issuance of the bonds, we provided a $6,846,000 letter of credit to the bond trustee as security for certain debt service fund obligations in the event CCSID tax collections are not sufficient to support payment of the bonds in accordance with their terms. The letter of credit must be maintained until the earlier of redemption of the bonds or scheduled bond maturity in 2034. We also entered into an agreement with the owner of the Resort to assign its senior rights to us in exchange for consideration provided by us, including a surety bond to be drawn if CCSID tax collections are not sufficient to support ad valorem tax rebates payable. The surety bond decreases as CCSID makes annual ad valorem tax rebate payments, which obligation is scheduled to be retired in full by 2020.

A summary of activity within our projects in the development process, which includes entitled, developed and under development single-family and mixed-use projects, at year-end 2015 follows:

			Residential Lots/Units		Commercial Acres
Project	County	Interest Owned (a)	Lots/Units Sold Since Inception	Lots/Units Remaining	Acres Sold Since Inception	Acres Remaining
Projects with lots/units in inventory, under development or future planned development and projects with remaining commercial acres only
Texas
Austin
Arrowhead Ranch	Hays	100%	—	381	—	11
The Colony	Bastrop	100%	459	1,425	22	31
Double Horn Creek	Burnet	100%	94	5	—	—
Entrada (b)	Travis	50%	—	821	—	—
Hunter’s Crossing	Bastrop	100%	510	—	54	49
La Conterra	Williamson	100%	202	—	3	55
Westside at Buttercup Creek	Williamson	100%	1,496	1	66	—
			2,761	2,633	145	146
Corpus Christi
Caracol	Calhoun	75%	12	62	—	14
Padre Island (b)	Nueces	50%	—	—	—	15
Tortuga Dunes	Nueces	75%	—	134	—	4
			12	196	—	33
Dallas-Ft. Worth
Bar C Ranch	Tarrant	100%	372	733	—	—
Keller	Tarrant	100%	—	—	—	1
Lakes of Prosper	Collin	100%	157	130	4	—
Lantana	Denton	100%	1,249	515	14	—
Maxwell Creek	Collin	100%	943	58	10	—
Parkside	Collin	100%	19	181	—	—
The Preserve at Pecan Creek	Denton	100%	598	184	—	7
River's Edge	Denton	100%	—	202	—	—
Stoney Creek	Dallas	100%	255	453	—	—
Summer Creek Ranch	Tarrant	100%	983	268	35	44
Timber Creek	Collin	88%	—	601	—	—
Village Park	Collin	100%	567	—	3	2
			5,143	3,325	66	54
Houston
Barrington Kingwood	Harris	100%	176	4	—	—
City Park	Harris	75%	1,311	157	52	113
Harper’s Preserve (b)	Montgomery	50%	513	1,215	30	49
Imperial Forest	Harris	100%	—	428	—	—
Long Meadow Farms (b)	Fort Bend	38%	1,551	253	190	115
Southern Trails (b)	Brazoria	80%	915	81	1	—
Spring Lakes	Harris	100%	348	—	25	4
Summer Lakes	Fort Bend	100%	722	347	56	—
Summer Park	Fort Bend	100%	102	97	32	64
Willow Creek Farms II	Waller/Fort Bend	90%	90	175	—	—
			5,728	2,757	386	345
San Antonio
Cibolo Canyons	Bexar	100%	997	772	130	56
Oak Creek Estates	Comal	100%	273	281	13	—
Olympia Hills	Bexar	100%	740	14	10	—
Stonewall Estates (b)	Bexar	50%	371	19	—	—
			2,381	1,086	153	56
Total Texas			16,025	9,997	750	634

			Residential Lots/Units		Commercial Acres
Project	County	Interest Owned (a)	Lots/Units Sold Since Inception	Lots/Units Remaining	Acres Sold Since Inception	Acres Remaining
Colorado
Denver
Buffalo Highlands	Weld	100%	—	164	—	—
Johnstown Farms	Weld	100%	281	313	2	3
Pinery West	Douglas	100%	86	—	20	106
Stonebraker	Weld	100%	—	603	—	—
			367	1,080	22	109
Georgia
Atlanta
Harris Place	Paulding	100%	22	5	—	—
Montebello (b) (c)	Forsyth	90%	—	220	—	—
Seven Hills	Paulding	100%	851	231	26	113
West Oaks	Cobb	100%	—	56	—	—
			873	512	26	113
North & South Carolina
Charlotte
Ansley Park	Lancaster	100%	—	304	—	—
Habersham	York	100%	28	159	—	7
Walden	Mecklenburg	100%	—	387	—	—
			28	850	—	7
Raleigh
Beaver Creek (b)	Wake	90%	—	193	—	—
			—	193	—	—
			28	1,043	—	7
Tennessee
Nashville
Beckwith Crossing	Wilson	100%	—	99	—	—
Morgan Farms	Williamson	100%	104	69	—	—
Vickery Park	Williamson	100%	—	87	—	—
Weatherford Estates	Williamson	100%	—	17	—	—
			104	272	—	—
Wisconsin
Madison
Juniper Ridge/Hawks Woods (b) (c)	Dane	90%	—	215	—	—
Meadow Crossing II (b) (c)	Dane	90%	—	172	—	—
			—	387	—	—
Arizona, California, Missouri, Utah
Tucson
Boulder Pass (b) (c)	Pima	50%	—	88	—	—
Dove Mountain	Pima	100%	—	98	—	—
Oakland
San Joaquin River	Contra Costa/Sacramento	100%	—	—	—	288
Kansas City
Somerbrook	Clay	100%	173	222	—	—
Salt Lake City
Suncrest (b) (d)	Salt Lake	90%	—	181	—	—
			173	589	—	288
Total			17,570	13,880	798	1,151
___________________

(a)
Interest owned reflects our net equity interest in the project, whether owned directly or indirectly. There are some projects that have multiple ownership structures within them. Accordingly, portions of these projects may appear as owned, consolidated or accounted for using the equity method.

(b)	Projects in ventures that we account for using equity method.

(c)	Venture project that develops and sells homes.

(d)	Venture project that develops and sells lots and homes.
A summary of our significant non-core commercial and income producing properties at year-end 2015 follows:

Project	Market	Interest Owned (a)	Type	Acres	Description
Radisson Hotel & Suites (b)	Austin	100%	Hotel	2	413 guest rooms and suites
Dillon (c)	Charlotte	100%	Multifamily	3	379-unit luxury apartment
Eleven	Austin	100%	Multifamily	3	257-unit luxury apartment
Music Row (c)	Nashville	100%	Multifamily	1	230-unit luxury apartment
Elan 99 (c)	Houston	90%	Multifamily	17	360-unit luxury apartment
Acklen (c)	Nashville	30%	Multifamily	4	320-unit luxury apartment
HiLine (c)	Denver	25%	Multifamily	18	385-unit luxury apartment
360° (c)	Denver	20%	Multifamily	4	304-unit luxury apartment
_____________________

(a)	Interest owned reflects our net equity interest in the project, whether owned directly or indirectly.

(b)	Under contract to be sold for $130.0 million and the transaction is expected to close in second quarter 2016.

(c)	Construction in progress.
Our net investment in owned and consolidated real estate projects by geographic location at year-end 2015 follows:

State	Entitled, Developed, and Under Development Projects	Undeveloped Land and Land in Entitlement	Income Producing Properties	Total
	(In thousands)
Texas	$263,202	$5,809	$106,459	$375,470
Georgia	5,244	67,149	—	72,393
North Carolina	25,282	118	19,987	45,387
California	8,915	24,589	—	33,504
Tennessee	16,862	10	9,947	26,819
Colorado	23,917	245	—	24,162
Other	8,719	261	—	8,980
Total	$352,141	$98,181	$136,393	$586,715
Approximately 64 percent of our net investment in real estate is in the major markets of Texas.
Markets
Sales of new U.S. single-family homes rose to a seven-year high in December 2015, on a seasonally adjusted basis, but remain well below historical levels. Inventories of new homes are near historically low levels in many areas. In addition, declining finished lot inventories and limited supply of economically developable raw land has increased demand for our developed lots. However, national and global economic weakness and uncertainty, and a restrictive mortgage lending environment continue to threaten a robust recovery in the housing market, despite low interest rates. Multifamily market conditions continue to be strong, with many markets experiencing healthy occupancy levels and positive rent growth. This improvement has been driven primarily by limited housing inventory, reduced single-family mortgage credit availability, and the increased propensity to rent among the 18 to 34 year old demographic of the U.S. population.
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
Oil and Gas
Our oil and gas segment is focused on maximizing the value from our owned oil and gas mineral interests through promoting exploration, development and production activities by increasing acreage leased, lease rates, and royalty interests.
We typically lease our owned mineral interests to third parties for exploration and production of oil and gas. When we lease our mineral interests, we may negotiate a lease bonus payment and retain a royalty interest.
In addition, we are focused on exiting our non-core working interest oil and gas assets, principally in the Bakken/Three Forks of North Dakota and Lansing Kansas City formation of Nebraska and Kansas. We only intend to allocate capital going forward to these non-core assets to preserve value and optionality for the ultimate sale as we evaluate exiting these assets.
Owned Mineral Interests
We own mineral interests beneath 590,000 net acres located in the United States, principally in Texas, Louisiana, Georgia and Alabama. Our revenue from our owned mineral interests is primarily from oil and gas royalty interests, lease bonus payments and delay rentals received and other related activities. We engage in leasing certain portions of these mineral interests to third parties for the exploration and production of oil and gas.
At year-end 2015, of our 590,000 net acres of owned mineral interests, 535,000 net acres are available for lease. We have about 55,000 net acres leased for oil and gas exploration activities, of which about 42,000 net acres are held by production from over 534 gross oil and gas wells that are operated by others, in which we have royalty interest. In addition, we have working interest ownership in 31 of these wells.
A summary of our owned mineral acres (a) at year-end 2015 follows:

State	Unleased	Leased (b)	Held By Production (c)	Total (d)
Texas	211,000	9,000	32,000	252,000
Louisiana	130,000	4,000	10,000	144,000
Georgia	152,000	—	—	152,000
Alabama	40,000	—	—	40,000
California	1,000	—	—	1,000
Indiana	1,000	—	—	1,000
	535,000	13,000	42,000	590,000
 _____________________

(a)	Includes ventures.

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

A summary of our Texas and Louisiana owned mineral acres (a) primarily in East Texas and Gulf Coast Basins by county or parish at year-end 2015 follows:

Texas		Louisiana (b)
County	Net Acres	Parish	Net Acres
Trinity	46,000	Beauregard	79,000
Angelina	42,000	Vernon	39,000
Houston	29,000	Calcasieu	17,000
Anderson	25,000	Allen	7,000
Cherokee	24,000	Rapides	1,000
Sabine	23,000	Other	1,000
Red River	14,000		144,000
Newton	13,000
San Augustine	13,000
Jasper	12,000
Other	11,000
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

(b)
A significant portion of our Louisiana net mineral acres were severed from the surface estate shortly before our 2007 spin-off. Under Louisiana law, a mineral servitude that is not producing minerals or which has not been the subject of good-faith drilling operations will cease to burden the property upon the tenth anniversary of the date of its creation. Approximately 40,000 acres of our Louisiana owned net mineral acres may revert to the surface owner in 2017 unless drilling operations are commenced prior to the tenth anniversary of severance from the surface.

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
Mineral Interests Leased
As of year-end 2015, our leasehold interests include 228,000 net mineral acres leased from others, principally located in Nebraska and Kansas primarily targeting the Lansing – Kansas City formation and in North Dakota primarily targeting the Bakken and Three Forks formations. We have 43,000 net acres held by production and 369 gross oil and gas wells with working interest ownership, of which 126 are operated by us. These assets have been identified as non-core and we plan to exit these assets over time and we only intend to allocate capital going forward only to preserve value and optionality of the ultimate sale as we evaluate exiting these assets.

A summary of our net mineral acres leased from others as of year-end 2015 follows:

State	Undeveloped (b)	Held By Production	Total
Nebraska	136,000	10,000	146,000
Kansas	9,000	8,000	17,000
Oklahoma	14,000	17,000	31,000
North Dakota	4,000	5,000	9,000
Other (a)	22,000	3,000	25,000
	185,000	43,000	228,000
 __________________

(a)	Excludes 8,000 net acres of overriding royalty interests

(b)	We have 82,000 gross and 57,000 net undeveloped acres scheduled to expire in 2016.
Nebraska and Kansas
We have 163,000 net mineral acres primarily located on or near the Central Kansas Uplift formations located in the western Kansas counties of Graham, Lane, Thomas and Rawlins and in the southwest portion of Nebraska in the counties of Dundy, Red Willow and Hitchcock. At year-end 2015, we own working interests in 135 gross producing wells with an average working interest of 51 percent. These assets were sold for $21.0 million in first quarter 2016.
Oklahoma
We have 31,000 net mineral acres located in the Anadarko Basin. At year-end 2015, we own working interests in 76 gross producing wells with an average working interest of 39 percent. In first quarter 2016, we sold 16,700 net acres and 40 gross (8 net) wells in Oklahoma for $2.1 million.
North Dakota
We have 9,000 net acres in or near the core of the Bakken and Three Forks formations. Most of the acreage is located on the Fort Berthold Indian Reservation, south and west of the Parshall Field. We own working interests in 137 gross producing oil wells with an average working interest of 8 percent. Where a well has been drilled on a spacing unit, in many cases we expect additional development wells to be drilled on those spacing units in the future.
Most leases are for a three to five year term although a portion or all of a lease may be extended as long as production is occurring. Financial terms vary based on a number of factors including the location of the leasehold interest, the number of acres subject to the agreement, proximity to transportation facilities such as pipelines, depth of formations to be drilled and risk.
Estimated Proved Reserves
Our net estimated proved oil and gas reserves, all of which are located in the United States, as of year-end 2015, 2014 and 2013 are set forth in the table below. We engaged independent petroleum engineers, Netherland, Sewell & Associates, Inc.(NSAI), to assist us in preparing estimates of our proved oil and gas reserves in accordance with the definitions and guidelines of the Securities and Exchange Commission (SEC).

Net quantities of proved oil and gas reserves related to our working and royalty interests follow:

	Reserves
	Oil (a) (Barrels)	Gas (Mcf)
	(In thousands)
Consolidated entities:
Proved developed	5,179	7,957
Proved undeveloped	—	—
Total proved reserves 2015	5,179	7,957
Proved developed	5,269	10,848
Proved undeveloped	2,403	1,801
Total proved reserves 2014	7,672	12,649
Proved developed	3,893	11,385
Proved undeveloped	1,931	2,245
Total proved reserves 2013	5,824	13,630
Our share of ventures accounted for using the equity method:
Proved developed	—	1,263
Proved undeveloped	—	—
Total proved reserves 2015	—	1,263
Proved developed	—	1,751
Proved undeveloped	—	—
Total proved reserves 2014	—	1,751
Proved developed	—	2,332
Proved undeveloped	—	—
Total proved reserves 2013	—	2,332
Total consolidated and our share of equity method ventures:
Proved developed	5,179	9,220
Proved undeveloped	—	—
Total proved reserves 2015	5,179	9,220
Proved developed	5,269	12,599
Proved undeveloped	2,403	1,801
Total proved reserves 2014	7,672	14,400
Proved developed	3,893	13,717
Proved undeveloped	1,931	2,245
Total proved reserves 2013	5,824	15,962
 _____________________

(a)	Includes natural gas liquids.

The following summarizes the changes in proved reserves for 2015:

	Reserves
	Oil (Barrels)	Gas (Mcf)
	(In thousands)
Consolidated entities:
Year-end 2014	7,672	12,649
Revisions of previous estimates	(855)	(1,675)
Extensions and discoveries	224	173
Acquisitions	—	—
Sales	(704)	(1,223)
Production	(1,158)	(1,967)
Year-end 2015	5,179	7,957
Our share of ventures accounted for using the equity method:
Year-end 2014	—	1,751
Revisions of previous estimates	—	(320)
Extensions and discoveries	—	—
Production	—	(168)
Year-end 2015	—	1,263
Total consolidated and our share of equity method ventures:
Year-end 2015	5,179	9,220
We do not have any estimated reserves of synthetic oil, synthetic gas or products of other non-renewable natural resources that are intended to be upgraded into synthetic oil and gas.
At year-end 2015, we have no barrels of oil equivalent (BOE) of proved undeveloped (PUD) reserves based on our plan to exit non-core oil and gas working interest assets and only allocate capital to preserve value and optionality for the ultimate sale as we evaluate exiting these assets. At year-end 2014, we had 2,703,000 BOE of PUD reserves. The decline in PUD reserves is principally due to (i) downward revisions of 1,694,000 BOE related to the continued decline in oil and gas prices during 2015, (ii) the conversion of 610,000 BOE of PUD reserves to proved developed reserves, and (iii) various asset divestments which included 399,000 BOE of PUD reserves. As a percent of our total proved reserves, PUD reserves were 0% at year-end 2015 and 27% at year-end 2014.
In 2015, we invested approximately $9,205,000 to convert 610,000 BOE of PUD reserves into proved developed reserves.
Reserve estimates were based on the economic and operating conditions existing at year-end 2015, 2014 and 2013. Oil and gas prices are based on the twelve month unweighted arithmetic average of the first-day-of-the-month price for each month in the period January through December. For 2015, 2014 and 2013, prices used for reserve estimates were $50.28, $94.99 and $96.91 per barrel of West Texas Intermediate Crude Oil and gas prices of $2.59, $4.35 and $3.67 per MMBTU per the Henry Hub spot market. All prices were then adjusted for quality, transportation fees and regional price differentials. Since the determination and valuation of proved reserves is a function of the interpretation of engineering and geologic data and prices for oil and gas and the cost to produce these reserves, the reserves presented should be expected to change as future information becomes available. For an estimate of the standardized measure of discounted future net cash flows from proved oil and gas reserves, please read Note 19  — Supplemental Oil and Gas Disclosures (Unaudited) to our consolidated financial statements included Part II, Item 8 of this Annual Report on Form 10-K.
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
The primary internal technical person in charge of overseeing our reserves estimates has a Bachelor of Science in Physics and Mathematics and a Masters of Science in Civil Engineering. He has over 40 years of domestic and international experience in the exploration and production business including 40 years of reserve evaluations. He has been a registered Professional Engineer for over 25 years.
As part of our internal control over financial reporting, we have a process for reviewing well production data and division of interest percentages prior to submitting well level data to NSAI to assist us in preparing reserve estimates. Our primary internal technical person and other members of management review the reserve estimates prepared by NSAI, including the underlying assumptions and estimates upon which they are based, for accuracy and reasonableness.
Production
In 2015, 2014 and 2013, oil and gas produced was approximately 1,158,500, 931,100 and 697,700 barrels of oil at an average realized price of $40.08, $80.63 and $89.40 per barrel and 2,134.8, 2,060.2 and 2,158.5 MMcf of gas at an average realized price of $2.60, $4.19 and $3.46 per Mcf. Natural gas liquids (NGLs) are aggregated with oil volumes and prices.
In 2015, 2014 and 2013, production lifting costs, which exclude ad valorem and severance taxes, were $12.95, $13.40 and $10.35 per BOE related to 369, 393 and 497 gross wells.
Drilling and Other Exploratory and Development Activities
The following tables set forth the number of gross and net oil and gas wells in which we participated:

Gross Wells
		Exploratory			Development
Year	Total	Oil	Gas	Dry	Oil	Gas	Dry
2015 (a)	38	2	—	1	34	—	1
2014 (b)	119	21	—	32	46	1	19
2013	120	10	—	30	71	—	9
 _____________________

(a)	Of the gross wells drilled in 2015, we operated 3 wells or 8 percent. The remaining wells represent our participations in wells operated by others. The exploratory dry hole was located in Oklahoma.

(b)
Of the gross wells drilled in 2014, we operated 72 wells or 61 percent. The remaining wells represent our participations in wells operated by others. Dry holes were principally located in Nebraska, Kansas and Oklahoma.

Net Wells
		Exploratory			Development
Year	Total	Oil	Gas	Dry	Oil	Gas	Dry
2015	6.3	0.7	—	0.8	4.3	—	0.5
2014	57.3	11.9	—	20.1	13.6	0.1	11.6
2013	46.7	6.0	—	18.2	16.8	—	5.7
Present Activities
At year-end 2015, there were 7 gross wells (1.2 net) being drilled in North Dakota and there were 2 gross wells (0.1 net) in North Dakota in some stage of the completion process requiring additional activities prior to generating sales.
Delivery Commitments
We have no oil or gas delivery commitments.

Wells and Acreage
The number of productive wells as of year-end 2015 follows:

	Productive Wells (a)
	Gross	Net
Consolidated entities:
Oil	577	114.8
Gas	303	48.6
Total	880	163.4
Ventures accounted for using the equity method:
Oil	—	—
Gas	23	1.8
Total	23	1.8
Total consolidated and equity method ventures:
Oil	577	114.8
Gas	326	50.4
Total	903	165.2
 _____________________

(a)	Excludes 1,200 overriding royalty interest wells.
At year-end 2015, 2014 and 2013, we have royalty interests in 534, 551 and 547 gross wells. In addition, at year-end 2015, 2014 and 2013, we have working interests in 400, 426 and 497 gross wells. Our plugging liabilities are accrued on the balance sheet based on the present value of our estimated future obligation.
We did not have any wells with production of synthetic oil, synthetic gas or products of other non-renewable natural resources that are intended to be upgraded into synthetic oil and gas as of year-end 2015, 2014 or 2013.
At year-end 2015, our working interests represent approximately 114,000 gross developed acres and 43,000 net developed acres leased from others that are held by production. We had approximately 249,000 gross undeveloped acres and 185,000 net undeveloped acres at year-end 2015.
Markets
Oil and gas revenues are influenced by prices of, and global and domestic supply and demand for, oil and gas. These commodities as determined by both regional and global markets depend on numerous factors beyond our control, including seasonality, the condition of the domestic and global economies, political conditions in other oil and gas producing countries, the extent of domestic production and imports of oil and gas, the proximity and capacity of gas pipelines and other transportation facilities, supply and demand for oil and gas and the effects of federal, state and local regulation. The oil and gas industry also competes with other industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers. Global supply and demand fundamentals for crude oil at year-end 2015 remained out of balance with high global inventories and slower global growth. West Texas Intermediate (WTI) oil prices averaged $48.66 per Bbl in 2015, nearly 48% lower than in 2014, and ended 2015 at $37.13 per Bbl. OPEC continues to produce at record high levels, focused on maintaining market share, and the lifting of sanctions against Iran introduces additional supply into the global market. Estimates for global demand growth continue to be tempered and could extend the global supply glut, resulting in an extended period of low crude oil pricing.
Mineral leasing activity is influenced by changes in commodity prices, the location of our owned mineral interests relative to existing or projected oil and gas reserves, the proximity of successful production efforts to our mineral interests and the evolution of new plays and improvements in drilling and extraction technology.
Competition
The oil and gas industry is highly competitive, and we compete with a substantial number of other companies that may have greater resources than us. Many of these companies explore for, produce and market oil and gas, carry on refining operations and market the end products on a worldwide basis. The primary areas in which we face competition are from alternative fuel sources, including coal, heating oil, imported LNG, nuclear and other nonrenewable fuel sources, and renewable fuel sources such as wind, solar, geothermal, hydropower and biomass. Competitive conditions may also be substantially affected by various forms of energy legislation and/or regulation considered from time to time by the United States government. It is not possible to predict whether such legislation or regulation may ultimately be adopted or its precise effects upon our future operations. Such laws and regulations may, however, substantially increase the costs of exploring for, developing or producing oil and gas.

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
Other Natural Resources
We sell wood fiber from portions of our land, primarily in Georgia, and lease land for recreational uses. We have 89,000 acres of non-core timberland and undeveloped land we own directly or through ventures. At year-end 2015, approximately 99 percent of available acres of our land including ventures, primarily in Georgia, are leased for recreational purposes. Most recreational leases are for a one-year term but may be terminated by us on 30 days’ notice to the lessee. These leases do not inhibit our ability to harvest timber. We have water interests in 1.5 million acres which includes a 45 percent nonparticipating royalty interest in groundwater produced or withdrawn for commercial purposes or sold from 1.4 million acres in Texas, Louisiana, Georgia and Alabama, and 20,000 acres of groundwater leases in central Texas. We have not received significant revenues or earnings from these interests.
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
Employees
At year-end 2015, we had 106 employees. None of our employees participate in collective bargaining arrangements. We believe we have a good relationship with our employees.
Environmental Regulations
Our operations are subject to federal, state and local laws, regulations and ordinances relating to protection of public health and the environment. Changes to laws and regulations may adversely affect our ability to develop real estate, produce oil and gas, harvest and sell timber, or withdraw groundwater, or may require us to investigate and remediate contaminated properties.These laws and regulations may relate to, among other things, water quality, endangered species, protection and restoration of natural resources, timber harvesting practices, production of hydrocarbons and remedial standards for contaminated property and groundwater. Additionally, these laws may impose liability on property owners or operators for the costs of removal or remediation of hazardous or toxic substances on real property, without regard to whether the owner or operator knew, or was responsible for, the presence of the hazardous or toxic substances. The presence of, or the failure to properly remediate, such substances may adversely affect the value of a property, as well as our ability to sell the property or to borrow funds using that property as collateral or the ability to produce oil and gas from that property. Environmental claims generally would not be covered by our insurance programs.
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
At year-end 2015, we owned 288 acres in several parcels in or near Antioch, California, portions of which were sites of a paper manufacturing operation that are in remediation. The remediation is being conducted voluntarily with oversight by the California Department of Toxic Substances Control, or DTSC. We have received certificates of completion on all but one 80 acre tract, a portion of which includes subsurface contamination. We increased our reserves for environmental remediation by $689,000 from 2014 to 2015 due to additional testing and remediation requirements by state regulatory agencies. At year-end 2015, our accrued liability to complete remediation activities is $682,000, which is included in other accrued expenses.
Oil and gas operations are subject to numerous federal, state and local laws and regulations controlling the generation, use, processing, storage, transportation, disposal and discharge of materials into the environment or otherwise relating to the protection of the environment. These laws and regulations affect our operations and costs as a result of their impact on oil and gas production operations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, including the assessment of monetary penalties, the imposition of investigatory and remedial obligations, the suspension or revocation of necessary permits, licenses and authorizations, the requirement that additional pollution controls be installed and the issuance of orders enjoining future operations or imposing additional compliance requirements.
Compliance with environmental laws and regulations increases our overall cost of business, but has not had, to date, a material adverse effect on our operations, financial condition or results of operations. It is not anticipated, based on current laws and regulations, that we will be required in the near future to expend amounts (whether for environmental control equipment, modification of facilities or otherwise) that are material in relation to our total development expenditure program in order to comply with such laws and regulations. However, given that such laws and regulations are subject to change, we are unable to predict the ultimate cost of compliance or the ultimate effect on our operations, financial condition and results of operations.
Available Information
Forestar Group Inc. is a Delaware corporation. Our principal executive offices are located at 6300 Bee Cave Road, Building Two, Suite 500, Austin, Texas 78746-5149. Our telephone number is (512) 433-5200.
From our Internet website, http://www.forestargroup.com, you may obtain additional information about us including:

•
our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other documents as soon as reasonably practicable after we file them with the Securities and Exchange Commission;

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

Executive Officers
The names, ages and titles of our executive officers are:

Name	Age	Position
Phillip J. Weber	55	Chief Executive Officer
Charles D. Jehl	47	Chief Financial Officer and Treasurer
Bruce F. Dickson	62	Chief Real Estate Officer
David M. Grimm	55	Chief Administrative Officer, Executive Vice President, General Counsel and Secretary
Michael J. Quinley	54	President - Community Development
Phillip J. Weber has served as our Chief Executive Officer since September 2015. He has served as Chairman of the Real Estate Investment Committee since May 2013 and previously served as Executive Vice President - Water Resources from May 2013 to September 2015 and as Executive Vice President - Real Estate from 2009 to May 2013. Prior to joining Forestar, he served the Federal National Mortgage Association (Fannie Mae) as Senior Vice President - Multifamily from 2006 to October 2009, as Chief of Staff to the CEO from 2004 to 2006, as Chief of Staff to non-Executive Chairman of the Board and Corporate Secretary from 2005 to 2006, and as Senior Vice President, Corporate Development in 2005.
Charles D. Jehl has served as our Chief Financial Officer and Treasurer since September 2015. He previously served as our Executive Vice President - Oil and Gas from February 2015 to September 2015, as Executive Vice President - Oil and Gas Business Administration from 2013 to February 2015, and as Chief Accounting Officer from 2006 to 2013. Mr. Jehl served as Chief Operations Officer and Chief Financial Officer of Guaranty Insurance Services, Inc. from 2005 to 2006, and as Senior Vice President and Controller from 2000 to 2005. From 1989 to 1999, Mr. Jehl held various financial management positions within Temple-Inland’s financial services segment. Mr. Jehl is also a Certified Public Accountant.
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
Michael J. Quinley has served as our President - Community Development since September 2015. He previously served as our Executive Vice President - Real Estate, East Region from 2011 to September 2015, as Executive Vice President - Eastern Region Real Estate Investments & Development from 2010 to 2011, and as Executive Vice President - Eastern Region Developments & Investments from 2008 to 2010. He has more than 30 years of prior real estate experience, including as CEO of Patrick Malloy Communities, as Senior Executive Vice President of Cousins Properties Incorporated and as Senior Vice President and CFO of Peachtree Corners Inc., all based in Atlanta.

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
The competitive conditions in the real estate industry may result in difficulties acquiring suitable land at acceptable prices, lower sales volumes and prices, increased development or construction costs and delays in construction and leasing. We compete with numerous regional and local developers for the acquisition, entitlement, and development of land suitable for development. We also compete with national, regional and local home builders who develop real estate for their own use in homebuilding operations, many of which are larger and have greater resources, including greater marketing budgets. Any improvement in the cost structure or service of our competitors will increase the competition we face.
We face intense competition from both major and independent oil and gas companies. Many of our competitors have financial and other resources substantially greater than ours, and some of them are fully integrated oil and gas companies. These companies also may have greater geologic or other technical expertise than we do.
Our business, financial condition and results of operations may be negatively affected by any of these factors.
We may be unable to successfully divest our non-core assets, which could adversely affect our results of operations or cash flows.
We have announced that we are focused on our core residential housing business, and that we intend to exit non-core, non-residential housing assets. The sale of non-core real estate assets may be impacted by market conditions outside of our control, such as capitalization rates, anticipated market demand and job growth, property location and other existing or anticipated competitive properties, interest rates, availability of financing, and other factors that we do not control. Additionally, the sale of non-core oil and gas assets may be impacted by oil and gas commodity prices, demand for similar assets, extraction costs, regulatory environment, and other factors that we do not control. Our ability to divest non-core assets, the timing for such divestments, and the prices we may ultimately receive may be impacted by the foregoing or other factors.
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
As of December 31, 2015, our unconsolidated ventures had approximately $134.7 million of debt, of which $28.3 million was non-recourse to us. When debt within our ventures matures, some of our ventures may be unable to renew existing loans or secure replacement financing, or replacement financing may be more expensive. If our ventures are unable to renew existing loans or secure replacement financing, we may be required to contribute additional equity or elect to loan or contribute funds to our ventures, which could increase our risk or increase our borrowings under our senior secured credit facility, or both. If our ventures secure replacement financing that is more expensive, our profits may be reduced.
We may not be able to generate sufficient cash flow to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
As of December 31, 2015, we had approximately $390 million of consolidated debt outstanding. Our ability to make scheduled payments or to refinance current or future debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.
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
In addition, we have determined that certain of our assets are not part of our core residential housing business. We have retained advisors to sell a hotel in Austin and to market non-core oil and gas assets. Although we have implemented compensation arrangements designed to retain key personnel associated with operating non-core assets, we may be unable to retain all such personnel until all non-core assets have been divested.

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
We may develop and construct single family or multifamily communities as wholly-owned projects or through ventures with unaffiliated parties. Our development and construction activities may be exposed to the following risks:

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
Purchasers may not be willing to pay acceptable prices for multifamily communities that we wish to sell. If we are unable to sell multifamily communities or if we can only sell multifamily communities at prices lower than are generally acceptable, then we may receive lower returns than expected or may have to take on additional leverage in order to provide adequate capital to execute our business strategy.
Increased competition and increased affordability of residential homes could limit our ability to retain residents, lease apartments or increase or maintain rents.
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
We may from time to time commence development activity or make acquisitions outside of our existing market areas if appropriate opportunities arise. Our historical experience in existing markets does not ensure that we will be able to operate successfully in new markets. We may be exposed to a variety of risks if we choose to enter new markets, including, among others:

•	an inability to accurately evaluate local housing market conditions and local economies;

•	an inability to obtain land for development or to identify appropriate acquisition opportunities;

•	an inability to hire and retain key personnel;

•	an inability to successfully integrate operations; and

•	lack of familiarity with local governmental and permitting procedures.
Risks Related to our Oil and Gas Operations
Volatile oil and gas prices could adversely affect our cash flows and results of operations.
Our cash flows and results of operations are dependent in part on oil and gas prices, which are volatile. West Texas Intermediate (WTI) oil prices averaged $48.66 per Bbl in 2015, nearly 48 percent lower than in 2014 due to growth in global oil inventories and weakening global demand, particularly in Asia. There is a risk that commodity prices could remain depressed for sustained periods.  We can be impacted by short-term changes in commodity prices. Oil and gas prices also impact the amounts we receive for selling and renewing our mineral leases. Moreover, oil and gas prices depend on factors we cannot control, such as: changes in foreign and domestic supply and demand for oil and gas; actions by the Organization of Petroleum Exporting Countries (OPEC); weather; political conditions in other oil-producing countries, including the possibility of insurgency or war in such areas; prices of foreign exports; domestic and international drilling activity; price and availability of alternate fuel sources; the value of the U.S. dollar relative to other major currencies; the level and effect of trading in commodity markets; the effect of worldwide energy conservation measures and governmental regulations. Any substantial or extended decline in the price of oil and gas could have a negative impact on our business, liquidity, financial condition and results of operations.
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
The estimates of our reserves as of December 31, 2015 are based upon various assumptions about future production levels, prices and costs that may not prove to be correct over time. In particular, estimates of oil and gas reserves, future net revenue from proved reserves and the standardized measure thereof for our oil and gas interests are based on the assumption that future oil and gas prices remain the same as the twelve month first-day-of-the-month average oil and gas prices for the year ended December 31, 2015. The average realized sales prices as of such date used for purposes of such estimates were $2.59 per thousand cubic feet (Mcf) of gas and $50.28 per barrel of oil. The December 31, 2015 estimates also assume that the working interest owners will make future capital expenditures which are necessary to develop and realize the value of proved reserves.
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
Hydraulic fracturing is the primary production method used to extract hydrocarbon reserves located in many of the unconventional oil and gas plays in the United States. Following years of study, the United States Environmental Protection Agency (EPA) in June 2015 issued a draft report regarding the potential impacts of hydraulic fracturing on drinking water resources. The draft report did not find evidence of widespread, systemic impacts on drinking water resources, but did identify spills and other mechanisms associated with hydraulic fracturing that could impact drinking water resources. The report, when finalized, may influence federal and state legislative and regulatory developments. Other federal regulatory developments in 2015 include (i) new rules by EPA which tightened the National Ambient Air Quality Standard (NAAQS) for ozone, which could result in additional mandatory controls on oil and gas sector volatile organic compound (VOC) emissions; and (ii) new rules by the U.S. Department of the Interior, Bureau of Land Management addressing hydraulic fracturing on federal and tribal lands, including new requirements for well casing, cementing, wastewater disposal, and disclosure of chemicals used in well completions.  In addition, in September 2015, EPA proposed, as part of the agency’s Climate Action Plan, new regulations to further reduce methane emissions from the oil and gas industry, including during well completions and hydraulic fracturing, and asserted that the industry is one of the largest emitters of methane, a green-house gas.
 Hydraulic fracturing is also extensively regulated at the state and local level and has been subject to temporary or permanent moratoria in some states, although in 2015, it has not been subject to such moratoria in the states and locations of our oil and gas operations or minerals. Also under public and governmental scrutiny is subsurface injection of water or other produced fluids from drilling or hydraulic fracturing processes due to potential environmental and physical impacts, including possible links to swarms of earthquakes occurring in areas near certain injection wells. For example, the Railroad Commission of Texas has hired a staff seismologist to study seismic activity and in 2014 adopted new rules for injection wells aimed at reducing the potential for earthquakes. Tighter regulation of injection wells could increase our costs of operations, including costs for well completions.
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
A significant portion of our Louisiana owned net mineral acres were severed from surface ownership and retained by creation of one or more mineral servitudes shortly before our 2007 spin-off. Under Louisiana law, a mineral servitude that is not producing minerals or which has not been the subject of good-faith drilling operations will cease to burden the property upon the tenth anniversary of the date of its creation. Upon such event, the mineral rights effectively will revert to the surface owner and we will no longer own the right to lease, explore for or produce minerals from such acreage. Approximately 40,000 acres of our Louisiana owned net mineral acres may revert to the surface owner in 2017 unless drilling operations are commenced prior to the tenth anniversary of severance from the surface.
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
Provisions of Delaware law, our charter documents, the indentures governing the 3.75% convertible senior notes, 8.50% senior secured notes and the stock purchase contracts under the 6.00% tangible equity units may impede or discourage a takeover, which could cause the market price of our common stock to decline.
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
Our principal executive offices are located in Austin, Texas, where we recently commenced the process to reduce our office space from approximately 32,000 to 18,600 square feet. We also lease office space in Atlanta, Georgia; Dallas, Texas; Denver, Colorado; and Lufkin, Texas. We believe these offices are suitable for conducting our business.
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

Item 4.	Mine Safety Disclosures.
Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is traded on the New York Stock Exchange. The high and low sales prices in each quarter in 2015 and 2014 were:

	2015		2014
	Price Range		Price Range
	High	Low	High	Low
First Quarter	$15.91	$13.27	$21.30	$17.67
Second Quarter	$16.29	$13.16	$19.22	$16.70
Third Quarter	$13.67	$11.98	$20.10	$17.72
Fourth Quarter	$14.59	$10.58	$17.68	$14.42
For the Year	$16.29	$10.58	$21.30	$14.42

Shareholders
Our stock transfer records indicated that as of February 29, 2016, there were approximately 3,244 holders of record of our common stock.
Dividend Policy
We currently intend to retain any future earnings to support our business. The declaration and payment of any future dividends will be at the discretion of our Board of Directors after taking into account various factors, including without limitation, our financial condition, earnings, capital requirements of our business, the terms of any credit agreements or indentures to which we may be a party at the time, legal requirements, industry practice, and other factors that our Board of Directors deems relevant.
Issuer Purchases of Equity Securities (a)

Period	Total Number of Shares Purchased (b)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
Month 10 (10/1/2015 — 10/31/2015)	693	$14.39	—	3,506,668
Month 11 (11/1/2015 — 11/30/2015)	2,192	$12.80	—	3,506,668
Month 12 (12/1/2015 — 12/31/2015)	—	$—	—	3,506,668
Total	2,885	$13.18	—
 _____________________

(a)
On February 11, 2009, we announced that our Board of Directors authorized the repurchase of up to 7,000,000 shares of our common stock. We have purchased 3,493,332 shares under this authorization, which has no expiration date. We did not make any repurchases in 2015. We have no repurchase plans or programs that expired during the period covered by the table above and no repurchase plans or programs that we intend to terminate prior to expiration or under which we no longer intend to make further purchases.

(b)	Includes shares withheld to pay taxes in connection with vesting of restricted stock awards and exercises of stock options.

Performance Graph
Our peer group consists of the following real estate and oil and gas companies: Alexander & Baldwin, Inc., AV Homes Inc., Approach Resources, Inc., Consolidated-Tomoka Land Co., Cousins Properties Incorporated, Contango Oil and Gas Co., Goodrich Petroleum Corp., Magnum Hunter Resources Corp., Matador Resources Co., Penn Virginia Corp., Petroquest Energy Inc., Post Properties, Inc., Potlatch Corporation, PS Business Parks, Inc., Resolute Energy Corp., The St. Joe Company, and Tejon Ranch Co. There were no changes to the peer group in 2015.
Pursuant to SEC rules, returns of each of the companies in the Peer Index are weighted according to the respective company’s stock market capitalization at the beginning of each period for which a return is indicated.

Item 6.	Selected Financial Data.

	For the Year
	2015	2014	2013	2012	2011
	(In thousands, except per share amount)
Revenues:
Real estate	$202,830	$213,112	$248,011	$120,115	$106,168
Oil and gas	52,939	84,300	72,313	44,220	24,448
Other natural resources	6,652	9,362	10,721	8,256	4,957
Total revenues	$262,421	$306,774	$331,045	$172,591	$135,573
Segment earnings (loss):
Real estate (a)	$67,678	$96,906	$68,454	$53,582	$(25,704)
Oil and gas (b)	(184,396)	(22,686)	18,859	26,608	19,783
Other natural resources	(608)	5,499	6,507	29	(1,867)
Total segment earnings (loss)	(117,326)	79,719	93,820	80,219	(7,788)
Items not allocated to segments:
General and administrative expense (c)	(24,802)	(21,229)	(20,597)	(25,176)	(20,110)
Share-based compensation expense	(4,474)	(3,417)	(16,809)	(14,929)	(7,067)
Gain on sale of assets (d)	—	—	—	16	61,784
Interest expense	(34,066)	(30,286)	(20,004)	(19,363)	(17,012)
Other corporate non-operating income	256	453	119	191	368
(Loss) Income before taxes	(180,412)	25,240	36,529	20,958	10,175
Income tax expense (e)	(32,635)	(8,657)	(7,208)	(8,016)	(3,021)
Net income (loss) attributable to Forestar Group Inc.	$(213,047)	$16,583	$29,321	$12,942	$7,154
Net income (loss) per common share	$(6.22)	$0.38	$0.80	$0.36	$0.20
Average diluted shares outstanding (f)	34,266	43,596	36,813	35,482	35,781
At year-end:
Assets	$980,513	$1,258,199	$1,172,152	$918,434	$794,857
Debt	389,782	432,744	357,407	294,063	221,587
Noncontrolling interest	2,515	2,540	5,552	4,059	1,686
Forestar Group Inc. shareholders’ equity	501,600	707,202	709,845	529,488	509,526
Ratio of total debt to total capitalization	44%	38%	33%	36%	30%
 _____________________

(a)
Real estate segment earnings (loss) include non-cash impairments of $1,044,000 in 2015, $399,000 in 2014, $1,790,000 in 2013 and $45,188,000 in 2011. Segment earnings also includes gain on sale of assets of $1,585,000 in 2015, $25,981,000 in 2014 and $25,273,000 in 2012. Real estate segment earnings (loss) also include the effects of net (income) loss attributable to noncontrolling interests.

(b)
Oil and gas segment earnings (loss) includes non-cash impairment charges of $164,831,000 in 2015, $32,665,000 in 2014 and $473,000 in 2013 related to proved properties and unproved leasehold interests. Oil and gas segment earnings (loss) also includes losses of $706,000 in 2015 and gains of $8,526,000 in 2014 associated with sale of oil and gas properties.

(c)
General administrative expense includes severance-related charges of $3,314,000 related to departures of our former Chief Executive Officer (CEO) and Chief Financial Officer (CFO) in 2015, $6,323,000 in costs associated with our acquisition of Credo in 2012 and $3,187,000 associated with proposed private debt offerings that we withdrew as a result of deterioration of terms available to us in the credit markets in 2011.

(d)	Gain on sale of assets in 2011 represents gains from timberland sales in accordance with our strategic initiatives announced first quarter 2009 and completed in 2011.

(e)
In 2015, income tax expense includes an expense of $97,068,000 for valuation allowance on a portion of our deferred tax asset that was determined to be more likely than not to be unrealizable. In 2013, income tax expense includes a benefit from recognition of $6,326,000 of previously unrecognized tax benefits upon lapse of the statute of limitations for a previously reserved tax position.

(f)
Our 2015 weighted average diluted shares outstanding excludes dilutive effect of equity awards and 7,857,000 shares issuable upon settlement of the prepaid stock purchase contract component of our 6.00% tangible equity units issued in 2013, due to our net loss attributable to Forestar Group Inc.

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

•
accuracy of estimates and other assumptions related to investment in and development of real estate, the expected timing and pricing of land and lot sales and related cost of real estate sales, impairment of long-lived assets, income taxes, share-based compensation, oil and gas reserves, revenues, capital expenditures and lease operating expense accruals associated with our non-core oil and gas working interests, and depletion of our non-core oil and gas properties;

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
Key Initiatives

•	Reducing costs across our entire organization,

•	Reviewing entire portfolio of assets,

•	Reviewing capital structure; and

•	Providing additional information.

Results of Operations for the Years Ended 2015, 2014 and 2013
A summary of our consolidated results by business segment follows:

	For the Year
	2015	2014	2013
	(In thousands)
Revenues:
Real estate	$202,830	$213,112	$248,011
Oil and gas	52,939	84,300	72,313
Other natural resources	6,652	9,362	10,721
Total revenues	$262,421	$306,774	$331,045
Segment earnings (loss):
Real estate	$67,678	$96,906	$68,454
Oil and gas	(184,396)	(22,686)	18,859
Other natural resources	(608)	5,499	6,507
Total segment earnings (loss)	(117,326)	79,719	93,820
Items not allocated to segments:
General and administrative expense	(24,802)	(21,229)	(20,597)
Share-based and long-term incentive compensation expense	(4,474)	(3,417)	(16,809)
Interest expense	(34,066)	(30,286)	(20,004)
Other corporate non-operating income	256	453	119
Income (loss) before taxes	(180,412)	25,240	36,529
Income tax expense	(32,635)	(8,657)	(7,208)
Net income (loss) attributable to Forestar Group Inc.	$(213,047)	$16,583	$29,321

Significant aspects of our results of operations follow:
2015

•
Real estate segment earnings declined principally due to gain on sale of assets of $25,981,000 in 2014 compared with $1,585,000 in 2015, lower undeveloped land sales and decreased residential lot sales activity. Segment earnings were positively impacted by higher commercial and residential tract sales and sale of Midtown Cedar Hill, a 354-unit multifamily property near Dallas for $42,880,000, which generated segment earnings of $9,265,000.

•
Oil and gas segment loss was principally due to non-cash charges of $175,696,000 driven by lower current and projected future oil and gas prices, which included impairments of $107,140,000 for proved oil and gas properties and $57,691,000 for unproved leasehold interests, and exploratory dry hole costs and pre-drilling costs of $10,865,000. Segment earnings were negatively impacted by lower realized oil and gas prices despite a 19 percent increase in production volumes. In addition, 2015 results included $2,047,000 of employee severance and retention bonus costs as part of our initiative to significantly reduce oil and gas operating costs and a lease termination charge of $1,750,000 associated with closure of our office in Fort Worth.

•
General and administrative expense increased principally as a result of severance-related charges of $3,314,000 related to departures of our former Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

•	Interest expense increased primarily due to higher average borrowing rates and increased average debt outstanding.
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

•
Oil and gas segment earnings decreased principally due to non-cash impairment charges of $17,130,000 for unproved leasehold interests and $15,535,000 for proved oil and gas properties, higher exploration costs and lower oil prices, as well as lower oil and gas production volumes associated with royalty interests and reduced lease bonus and delay rental payments received from our owned mineral interests. These factors were partially offset by higher working interest production volumes attributable to our exploration and production operations and gains of $8,526,000 primarily related to the sale of oil and gas properties in Oklahoma and North Dakota.

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

•
Oil and gas segment earnings decreased principally when compared with 2012 due to lower oil and gas production volumes associated with royalty interests and reduced lease bonus and delay rental payments received from our owned mineral interests, which were partially offset by higher working interest production volumes and prices attributable to our exploration and production operations principally as result of our acquisition of Credo in third quarter 2012.

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
Current Market Conditions
Sales of new U.S. single-family homes rose to a seven-year high in December 2015, on a seasonally adjusted basis, but remain well below historical levels. Inventories of new homes are near historically low levels in many areas. In addition, declining finished lot inventories and limited supply of economically developable raw land has increased demand for our developed lots. However, national and global economic weakness and uncertainty, and a restrictive mortgage lending environment continue to threaten a robust recovery in the housing market, despite low interest rates. Multifamily market conditions continue to be strong, with many markets experiencing healthy occupancy levels and positive rent growth. This improvement has been driven primarily by limited housing inventory, reduced single-family mortgage credit availability, and the increased propensity to rent among the 18 to 34 year old demographic of the U.S. population.
Global supply and demand fundamentals for crude oil at year-end 2015 remained out of balance with high global and domestic inventories and slower global growth. West Texas Intermediate (WTI) oil prices averaged $48.66 per Bbl in 2015, nearly 48% lower than in 2014, and ended 2015 at $37.13 per Bbl. OPEC continues to produce at record high levels, focused on maintaining market share, and the lifting of sanctions against Iran introduced additional supply into the global market. Estimates for global demand growth continue to be tempered and could extend the global supply glut, resulting in an extended period of low crude oil pricing.
Average gas prices were 40 percent lower than 2014 and December 2015 spot prices reached the lowest levels since 1999. Despite a lower number of operating rigs, gas production in the United States increased by approximately 6 percent over 2014 levels primarily attributable to gains in drilling efficiencies.
Business Segments
We manage our operations through three business segments:

•	Real estate,

•	Oil and gas, and

•	Other natural resources.
We evaluate performance based on segment earnings (loss) before unallocated items and income taxes. Segment earnings (loss) consist of operating income (loss), equity in earnings of unconsolidated ventures’, gain on sale of assets, interest income on loans secured by real estate and net (income) loss attributable to noncontrolling interests. Items not allocated to our business segments consist of general and administrative expenses, share-based and long-term compensation, gain on sale of strategic timberland, interest expense and other corporate non-operating income and expense. The accounting policies of the segments are the same as those described in the accounting policy note to the consolidated financial statements.
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

Real Estate
We own directly or through ventures interests in 58 residential and mixed-use projects comprised of 7,000 acres of real estate located in 11 states and 15 markets. Our real estate segment secures entitlements and develops infrastructure on our lands, primarily for single-family residential and mixed-use communities. We own 89,000 acres of non-core timberland and undeveloped land in a broad area around Atlanta, Georgia, with the balance located primarily in Texas. We own and manage our projects either directly or through ventures. Our real estate segment revenues are principally derived from the sales of residential single-family lots and tracts, undeveloped land and commercial real estate and from the operation of income producing properties, primarily a hotel and multifamily properties.

A summary of our real estate results follows:

	For the Year
	2015	2014	2013
	(In thousands)
Revenues	$202,830	$213,112	$248,011
Cost of sales	(113,891)	(123,764)	(156,794)
Operating expenses	(40,502)	(34,121)	(31,952)
	48,437	55,227	59,265
Interest income on loan secured by real estate	2,750	8,135	6,840
Gain on sale of assets	1,585	25,981	—
Equity in earnings of unconsolidated ventures	15,582	8,068	8,089
Less: Net income attributable to noncontrolling interests	(676)	(505)	(5,740)
Segment earnings	$67,678	$96,906	$68,454
Revenues in our owned and consolidated ventures consist of:

	For the Year
	2015	2014	2013
	(In thousands)
Residential real estate	$87,771	$119,308	$107,858
Commercial real estate	5,390	2,717	18,338
Undeveloped land	22,851	46,554	22,757
Commercial and income producing properties	82,808	41,440	95,327
Other	4,010	3,093	3,731
	$202,830	$213,112	$248,011
Residential real estate revenues principally consist of the sale of single-family lots to local, regional and national homebuilders. In 2015, residential real estate revenues decreased primarily due to lower lot sales activity due to construction and inspection delays associated with abnormally wet weather conditions. In addition, in 2015, we sold 1,062 residential tract acres for $11,223,000 generating segment earnings of $5,489,000, compared with 936 acres of residential tracts for $7,996,000 generating segment earnings of $2,988,000 in 2014.
The timing of commercial real estate revenues can vary depending on the demand, mix, project life-cycle, size and location of the project. In 2015, our commercial tract sales revenue increased principally due to higher average sales price of tracts sold. In 2015, we sold 31 commercial acres for $5,542,000 from our owned and consolidated projects, generating earnings of $3,345,000, compared with 21 commercial acres for $1,889,000, generating earnings of $444,000 in 2014.
In 2015, we sold 9,645 acres of undeveloped land for $22,851,000, or approximately $2,369 per acre, generating approximately $16,542,000 in earnings, compared with 21,345 acres sold for $46,554,000 or approximately $2,181 per acre, generating earnings of $29,895,000 in 2014.
Commercial and income producing properties revenues include revenues from sale of multifamily properties which we develop as a merchant builder and operate until sold, from hotel room sales and other guest services, rental revenues from our operating multifamily properties and reimbursement for costs paid to subcontractors plus development and construction fees from certain multifamily projects. In 2015, revenues include $42,880,000 from the sale of Midtown Cedar Hill, a 354-unit multifamily property we developed near Dallas and $41,000,000 in 2013 from the sale of Promesa, a 289-unit multifamily property we developed in Austin. Commercial and income producing properties revenue include $6,238,000 in construction revenues associated with one multifamily fixed fee contract as general contractor which was substantially completed at year-end 2015, compared with $12,282,000 in 2014. The decrease in construction revenues in 2015 is primarily due to the completion of the Eleven project in second quarter 2014. In 2015, rental revenues from our multifamily operating properties were $8,380,000 compared with $1,550,000 in 2014, primarily due to the substantial completion of the Eleven multifamily project at the end of second quarter 2014 and acquiring our partner's interest in the multifamily venture in third quarter 2014.
On January 28, 2016, we announced that our multifamily business is non-core. As a result, we intend to opportunistically exit our multifamily portfolio and will no longer allocate capital to new communities in this business.
On February 4, 2016, we entered into a Purchase and Sale Agreement for the sale of the Radisson Hotel & Suites in Austin for $130,000,000. This transaction is subject to normal closing conditions and is expected to close in second quarter 2016.
Other revenues primarily result from sale of stream and impervious cover credits to home builders.

Units sold consist of:

	For the Year
	2015	2014	2013
Owned and consolidated ventures:
Residential lots sold	972	1,999	1,469
Average price per lot sold	$76,594	$55,597	$58,101
Commercial acres sold	31	21	99
Average price per acre sold	$182,184	$89,681	$175,972
Undeveloped acres sold	9,645	21,345	6,703
Average price per acre sold	$2,369	$2,181	$3,395
Ventures accounted for using the equity method:
Residential lots sold	500	344	414
Average price per lot sold	$78,288	$72,906	$58,872
Commercial acres sold	32	11	72
Average price per acre sold	$309,224	$589,574	$226,206
Undeveloped acres sold	4,217	792	108
Average price per acre sold	$2,129	$2,391	$2,737
In 2015, cost of sales includes $7,781,000 related to multifamily construction contracts we incurred as general contractor and paid to subcontractors associated with our development of a multifamily venture property near Denver compared to $17,393,000 in 2014, associated with two multifamily venture properties, of which one was completed in May 2014 and the other was about 80 percent complete at year-end 2014. Included in multifamily construction contract costs are charges of $1,531,000 in 2015 reflecting estimated cost increases associated with our fixed fee contracts as general contractor for these two multifamily venture properties compared to $5,107,000 in 2014. Cost of sales in 2015 and 2013 includes $33,375,000 and $29,707,000 in carrying value related to the two multifamily properties we developed as a merchant builder and sold.
In addition, cost of sales includes non-cash impairment charges of $1,044,000 in 2015, $399,000 in 2014 and $1,790,000 in 2013. The 2015 non-cash impairment charges were associated with a residential development with golf course and country club property near Fort Worth which was sold in April 2015, one project near Atlanta where the remaining lots were sold in August 2015 and one entitled project in Atlanta.
Operating expenses consist of:

	For the Year
	2015	2014	2013
	(In thousands)
Employee compensation and benefits	$8,989	$10,327	$8,073
Property taxes	9,031	6,919	7,188
Professional services	5,749	5,749	4,206
Depreciation and amortization	7,605	3,741	3,117
Other	9,128	7,385	9,368
	$40,502	$34,121	$31,952
The increase in operating expenses for 2015 is principally related to increase in depreciation and amortization and property taxes associated with the Eleven multifamily project which was completed in second quarter 2014 and the Midtown Cedar Hill multifamily project which was substantially completed in second quarter 2015. In third quarter 2014, we acquired full ownership of the Eleven multifamily project in Austin in which we previously held a 25 percent equity interest.
Interest income principally represents earnings from a loan secured by a mixed-use real estate community in Houston that was paid in full in first quarter 2015 and interest income received on reimbursements from utility and improvement districts.
In 2015, gain on sale of assets includes a gain of $1,160,000 associated with the reduction of a surety bond in connection with the Cibolo Canyons Special Improvement District (CCSID) bond offering in 2014 and $425,000 of excess hotel occupancy and sales and use tax pledged revenues from CCSID after their payments to the debt service fund. The surety bond has a balance of $7,850,000 at year-end 2015. The surety bond will decrease as CCSID makes annual ad valorem tax rebate payments to San Antonio Real Estate (SARE) owner of the Resort, which obligation is scheduled to be retired in full by 2020.
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
Increase in equity earnings from our unconsolidated ventures in 2015 compared with 2014 is primarily due to increased lot sales activity associated with two projects in Houston and increased undeveloped land sales from a venture in Atlanta.
In 2014, the decrease in net income attributable to noncontrolling interests, compared with 2013, is principally due to the acquisition of our partner's noncontrolling interest in the Lantana ventures for $7,971,000 in 2014.
We underwrite real estate development projects based on a variety of assumptions incorporated into our development plans, including the timing and pricing of sales and leasing and costs to complete development. Our development plans are periodically reviewed in comparison to our return projections and expectations, and we may revise our plans as business conditions warrant. If as a result of changes to our development plans the anticipated future net cash flows are reduced such that our basis in a project is not fully recoverable, we may be required to recognize a non-cash impairment charge for such project. See Item 1. Business for information about our net investment in owned and consolidated real estate by geographic location at year-end 2015.
As of year-end 2015, multifamily properties under various stages of development are as follows:

Multifamily Sites (a)
Project	Market	Ownership Interest	Acquisition of Property	Project Cost Incurred to Date
			($ in thousands)
Downtown Edge	Austin	100%	$11,558	$1,148
West Austin	Austin	100%	$8,470	$627

Under Construction
Project	Market	Ownership Interest (b)	Estimated Project Cost (c)	Project Cost Incurred to Date	Planned Number of Units	Planned Rentable Square Feet	Estimated Completion Date	Estimated Stabilization Date (d)
			($ in thousands)
Dillon	Charlotte	100%	$81,600	$19,987	379	297,780	1Q 2018	1Q 2019
Music Row	Nashville	100%	$49,000	$9,947	230	172,050	4Q 2017	3Q 2018
360°	Denver	20%	$56,757	$56,218	304	248,684	1Q 2016	2Q 2016
Acklen	Nashville	30%	$58,100	$57,302	320	249,453	1Q 2016	3Q 2016
HiLine	Denver	25%	$71,360	$49,153	385	358,683	4Q 2016	2Q 2017
Elan 99 (e)	Houston	90%	$53,250	$32,592	360	365,160	3Q 2016	2Q 2017

Complete
Project	Market	Ownership Interest	Project Cost Incurred to Date	Project Cost per Sq Ft	Number of Units	Rentable Square Feet	Completion Date	Stabilization Date

Eleven (f)	Austin	100%	$53,958	$271	257	203,757	2Q 2014	3Q 2014

  _____________________

(a)	Acquired development sites for future construction.

(b)	We may develop and own these projects directly or through ventures.

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

Oil and Gas
Our oil and gas segment is focused on maximizing the value from our owned oil and gas mineral interests through promoting exploration, development and production activities by increasing acreage leased, lease rates, and royalty interests.
We lease portions of our 590,000 owned net mineral acres located principally in Texas, Louisiana, Georgia and Alabama to other oil and gas companies in return for a lease bonus, delay rentals and a royalty interest. At year-end 2015, we have about 13,000 net acres under lease to others with expiration dates ranging from 2016 to 2018, and about 42,000 net acres leased to others that are held by production related to our owned mineral interests and 533 gross productive wells operated by others on our owned mineral acres.
In addition, we are focused on exiting our non-core working interest oil and gas assets, principally in the Bakken/Three Forks of North Dakota and Lansing - Kansas City formation of Nebraska and Kansas. We will only allocate capital to these non-core assets going forward to preserve value and optionality for the ultimate sale as we evaluate exiting these assets.
As of year-end 2015, our leasehold interests include 228,000 net mineral acres leased from others principally located in Nebraska and Kansas primarily targeting the Lansing – Kansas City formation, in Oklahoma targeting various formations in the Anadarko Basin, and in North Dakota primarily targeting the Bakken/Three Forks formations. Our leasehold interests include 9,000 net mineral acres in the Bakken/Three Forks formations. We have 43,000 net acres of leasehold interests held by production and 369 gross oil and gas wells with working interest ownership, of which 126 are operated by us.
On March 1, 2016, we sold our remaining Kansas and Nebraska oil and gas properties for $21,000,000, with a $2,000,000 contingency payment if the WTI oil price exceeds $60 Bbl for 60 consecutive trading days within one year following closing.
A summary of our oil and gas results follows:

	For the Year
	2015	2014	2013
	(In thousands)
Revenues	$52,939	$84,300	$72,313
Cost of oil and gas producing activities	(224,400)	(98,371)	(42,067)
Operating expenses	(12,504)	(17,727)	(13,312)
	(183,965)	(31,798)	16,934
Gain (loss) on sale of assets	(706)	8,526	1,333
Equity in earnings of unconsolidated ventures	275	586	592
Segment earnings (loss)	$(184,396)	$(22,686)	$18,859
Oil and gas segment earnings decreased in 2015 principally due to non-cash impairment charges of $107,140,000 for proved oil and gas properties and $57,691,000 for unproved leasehold interests driven by significantly lower realized oil prices compared with 2014.
Revenues consist of:

	For the Year
	2015	2014	2013
	(In thousands)
Oil production (a)	$46,428	$75,075	$62,379
Gas production	5,125	7,844	6,657
Other (principally lease bonus and delay rentals)	1,386	1,381	3,277
	$52,939	$84,300	$72,313
 _____________________

(a)	Oil production includes revenues from oil, condensate and natural gas liquids (NGLs). In 2015, 2014 and 2013, NGLs accounted for $1,548,000, $2,518,000 and $1,639,000 of oil production revenues.
In 2015, oil and gas production revenues decreased principally as a result of lower realized oil and gas prices despite an increase in oil and gas production volumes as compared with 2014. The decline in oil prices negatively impacted revenues by $46,983,000 as compared with the previous year. This decline was partially offset by an $18,336,000 increase in revenues as a result of higher oil production volumes. The decline in gas prices negatively impacted revenues by $3,166,000, partially offset by a $447,000 increase in revenues as a result of increased gas production volumes compared with the previous year.
In 2014, oil and gas production revenues increased principally as a result of higher production volumes when compared with 2013. Increased oil production volume contributed $20,862,000, partially offset by decreased oil prices which negatively impacted revenues by $8,166,000. Decreased gas production volume negatively impacted revenues by $190,000, offset by higher gas prices increasing revenues by $1,377,000 as compared with 2013.
In 2015, other revenues principally represents $996,000 in lease bonuses received from leasing approximately 3,300 net mineral owned acres in Texas and Louisiana to third parties for an average of $300 per acre compared with $1,244,000 in lease bonus payments in 2014 from leasing approximately 3,900 owned mineral acres for an average of $320 per acre and $2,486,000 in lease bonus payments in 2013 from leasing approximately 9,200 owned mineral acres for an average of about $270 per acre.
Oil and gas produced and average unit prices related to our working and royalty interests follows:

	For the Year
	2015	2014	2013
Consolidated entities:
Oil production (barrels)	1,046,400	869,700	648,000
Average oil price per barrel	$42.89	$83.43	$93.74
NGL production (barrels)	112,100	61,400	49,700
Average NGL price per barrel	$13.81	$41.02	$32.92
Total oil production (barrels), including NGLs	1,158,500	931,100	697,700
Average total oil price per barrel, including NGLs	$40.08	$80.63	$89.40
Gas production (millions of cubic feet)	1,966.5	1,860.6	1,912.0
Average price per thousand cubic feet	$2.61	$4.22	$3.48
Our share of ventures accounted for using the equity method:
Gas production (millions of cubic feet)	168.3	199.6	246.5
Average price per thousand cubic feet	$2.54	$3.94	$3.25
Total consolidated and our share of equity method ventures:
Oil production (barrels)	1,046,400	869,700	648,000
Average oil price per barrel	$42.89	$83.43	$93.74
NGL production (barrels)	112,100	61,400	49,700
Average NGL price per barrel	$13.81	$41.02	$32.92
Total oil production (barrels), including NGLs	1,158,500	931,100	697,700
Average total oil price per barrel, including NGLs	$40.08	$80.63	$89.40
Gas production (millions of cubic feet)	2,134.8	2,060.2	2,158.5
Average price per thousand cubic feet	$2.60	$4.19	$3.46
Total BOE (barrel of oil equivalent)(a)	1,514,300	1,274,500	1,057,500
Average price per barrel of oil equivalent	$34.33	$65.68	$66.04
  _____________________

(a)	Gas is converted to barrels of oil equivalent (BOE) using six Mcf to one barrel of oil.
At year-end 2015, there were 903 productive gross wells of which 534 were operated by others on our owned mineral acres and 369 wells on our leased mineral acres, of which 126 were operated by us. At year-end 2014, there were 944 productive gross wells of which 551 were operated by others on our owned mineral acres and 393 wells on our leased mineral acres, of which 153 were operated by us. At year-end 2013, there were 1,011 productive gross wells of which 547 were operated by others on our owned mineral acres and 464 wells on our leased mineral acres, of which 182 were operated by us.
Cost of oil and gas producing activities consists of:

	For the Year
	2015	2014	2013
	(In thousands)
Depletion and amortization	$27,741	$28,442	$18,417
Exploration costs	10,594	16,648	10,486
Production costs	19,820	19,727	12,477
Non-cash impairment of proved oil and gas properties and unproved leasehold interests	164,831	32,665	473
Other	1,414	889	214
	$224,400	$98,371	$42,067
In 2015 and 2014, cost of oil and gas producing activities increased compared with 2013 principally due to non-cash impairments, and higher exploration, production and depletion expenses. Production costs principally represent lease operating expenses associated with producing working interest wells and our share of production severance taxes related to both our royalty and working interests. Depletion and amortization represent non-cash costs of producing oil and gas associated with our working interests and are computed based on the units of production method.
All of our long-lived assets are monitored for potential impairment when circumstances indicate that the carrying value of an asset may not be recoverable. In 2015, we recorded non-cash impairment charges of $107,140,000 for proved oil and gas properties and $57,691,000 for unproved leasehold interests compared with $15,535,000 for proved oil and gas properties and $17,130,000 for unproved leasehold interests in 2014. We may incur additional near-term impairments due to continuation of declining oil and gas prices, changes in production rates, future development costs and levels of proved reserves.
Exploration costs principally represent exploratory dry hole costs, geological and geophysical and seismic study costs. Dry hole costs were $9,949,000 in 2015, which includes a $9,674,000 charge primarily associated with an exploratory well in Oklahoma, $12,398,000 in 2014, which includes $5,151,000 principally in Kansas and Nebraska, $4,040,000 in east Texas and $3,207,000 in Oklahoma compared with dry hole costs of $5,837,000 in 2013. In addition, 2015 exploration costs included write-off of $917,000 of pre-drilling costs associated with oil and gas properties in Oklahoma.
Operating expenses consist of:

	For the Year
	2015	2014	2013
	(In thousands)
Employee compensation and benefits	$6,315	$10,082	$8,168
Professional and consulting services	1,723	3,156	1,557
Depreciation	1,033	1,001	1,135
Property taxes	304	399	436
Other	3,129	3,089	2,016
	$12,504	$17,727	$13,312
Operating expenses decreased in 2015 compared with 2014 primarily due to significantly reducing our workforce as a result of classifying oil and gas working interest assets as non-core and our announced plan to exit these assets. The reduction in operating expenses in 2015 was partially offset by $2,047,000 of employee severance and retention bonuses and $1,750,000 for a lease termination charge associated with closing our office in Fort Worth.
In 2015, we recorded a net loss of $706,000 on the sale of 109,000 net mineral acres leased from others and the disposition of 39 gross (7 net) producing oil and gas wells in Nebraska, Texas, Colorado, North Dakota and Oklahoma for total sales proceeds of $17,800,000. In 2014, we recorded gains of $8,526,000 related to the sale of 650 net mineral acres in North Dakota and the sale of 124 gross (18 net) producing oil and gas wells primarily in Oklahoma.
Equity in earnings of unconsolidated ventures includes our share of royalty revenue from producing wells in the Barnett Shale gas formation.

Other Natural Resources
Our other natural resources segment manages our timber holdings, recreational leases and water resource initiatives. We have 89,000 acres of non-core timberland and undeveloped land we own directly or through ventures, primarily in Georgia and Texas. Other natural resources segment revenues are principally derived from sales of wood fiber from our land and leases for recreational uses. We have water interests in 1.5 million acres, including a 45 percent nonparticipating royalty interest in groundwater produced or withdrawn for commercial purposes or sold from 1.4 million acres in Texas, Louisiana, Georgia and Alabama, and 20,000 acres of groundwater leases in central Texas.

A summary of our other natural resources results follows:

	For the Year
	2015	2014	2013
	(In thousands)
Revenues	$6,652	$9,362	$10,721
Cost of other natural resources	(3,081)	(3,006)	(2,033)
Operating expenses	(4,330)	(4,419)	(6,065)
	(759)	1,937	2,623
Gain on sale and partial termination of timber lease	—	3,531	3,828
Equity in earnings of unconsolidated ventures	151	31	56
Segment earnings (loss)	$(608)	$5,499	$6,507
Revenues consist of:

	For the Year
	2015	2014	2013
	(In thousands)
Fiber	$5,011	$7,050	$9,584
Water	489	1,100	—
Recreational leases and other	1,152	1,212	1,137
	$6,652	$9,362	$10,721
Fiber sold consists of:

	For the Year
	2015	2014	2013
Pulpwood tons sold	149,700	209,900	375,200
Average pulpwood price per ton	$9.71	$10.62	$9.26
Sawtimber tons sold	77,000	120,000	234,300
Average sawtimber price per ton	$20.86	$22.47	$22.31
Total tons sold	226,700	329,900	609,500
Average stumpage price per ton (a)	$13.50	$14.93	$14.28
 _____________________

(a)	Average stumpage price per ton is based on gross revenues less cut and haul costs.
Water revenues are associated with a groundwater reservation agreement with Hays County, Texas, which commenced in 2013 and was terminated in 2015.
Information about our recreational leases follows:

	For the Year
	2015	2014	2013
Average recreational acres leased	98,300	110,500	120,400
Average price per leased acre	$9.17	$9.13	$9.08

Cost of other natural resources principally includes non-cash cost of timber cut and sold and delay rental payments paid to others related to groundwater leases in central Texas.
Operating expenses consist of:

	For the Year
	2015	2014	2013
	(In thousands)
Employee compensation and benefits	$2,110	$2,127	$2,280
Professional and consulting services	1,433	1,587	2,813
Other	787	705	972
	$4,330	$4,419	$6,065

Operating expenses associated with our water resources initiatives were $2,162,000 in 2015, $2,437,000 in 2014 and $3,588,000 in 2013.
Gain on sale and partial termination of timber lease in 2014 includes a $3,366,000 gain associated with partial terminations of a timber lease related to the remaining 2,700 acres of undeveloped land sold from a consolidated venture near Atlanta, Georgia.
Items Not Allocated to Segments
Unallocated items represent income and expenses managed on a company-wide basis and include general and administrative expenses, share-based and long-term incentive compensation, gain on sale of strategic timberland, interest expense and other corporate non-operating income and expense. General and administrative expenses principally consist of accounting and finance, tax, legal, human resources, internal audit, information technology and our board of directors. These functions support all of our business segments and are not allocated.
General and administrative expense
General and administrative expenses consist of:

	For the Year
	2015	2014	2013
	(In thousands)
Employee compensation and benefits	$11,729	$8,948	$8,783
Professional and consulting services	6,056	4,647	4,117
Facility costs	889	928	838
Insurance costs	682	1,115	898
Depreciation and amortization	595	638	833
Other	4,851	4,953	5,128
	$24,802	$21,229	$20,597
In 2015, employee compensation and benefits includes $3,314,000 of severance charges related to the departure of our former CEO and CFO under employment and separation agreements.
Share-based compensation expense
Our share-based compensation expense principally fluctuates due to a portion of our awards being cash-settled and as a result are affected by changes in the market price of our common stock.
Long-term incentive compensation expense
In 2015, we granted $587,000 of long-term incentive compensation in the form of deferred cash compensation. Deferred cash will be paid out after the earlier of three years or the employee's retirement eligibility date, and the expense is recognized ratably over the vesting period.
Interest expense
The increase in interest expense in 2015 and 2014 is primarily due to higher average borrowing rates and higher average levels of debt outstanding.
Income taxes
Our effective tax rate was 18 percent in 2015, 34 percent in 2014 and 17 percent in 2013. Our 2015 effective tax rate includes a 54 percent detriment from a valuation allowance on our deferred tax asset. Excluding the impact of valuation allowance our effective tax rate was a 36 percent benefit in 2015. Our 2013 effective tax rate includes a 15 percent benefit from the recognition of a previously reserved tax position.
Our 2015, 2014 and 2013 effective tax rates include the effect of state income taxes, nondeductible items and benefits from percentage depletion and noncontrolling interests.
At year-end 2015 and 2014, we have provided a valuation allowance for our deferred tax asset of $97,068,000 and $384,000 respectively for the portion of the deferred tax asset that we have determined is more likely than not to be unrealizable.
In determining our valuation allowance, we assessed available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax asset. A significant piece of objective evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2015, principally driven by impairments of oil and gas properties. Such evidence limits our ability to consider other subjective evidence, such as our projected future taxable income.
The amount of deferred tax asset considered realizable could be adjusted if negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence, such as our projected future taxable income.

Capital Resources and Liquidity
Sources and Uses of Cash
We operate in cyclical industries and our cash flows fluctuate accordingly. Our principal sources of cash are proceeds from the sale of real estate and timber, the cash flow from oil and gas and income producing properties, borrowings and reimbursements from utility and improvement districts. Our principal cash requirements are for the acquisition and development of real estate and investment in oil and gas leasing and production activities, either directly or indirectly through ventures, taxes, interest and compensation. Operating cash flows are affected by the timing of the payment of real estate development expenditures and the collection of proceeds from the eventual sale of the real estate, the timing of which can vary substantially depending on many factors including the size of the project, state and local permitting requirements and availability of utilities and by the timing of oil and gas leasing and production activities. Working capital varies based on a variety of factors, including the timing of sales of real estate and timber, oil and gas leasing and production activities, collection of receivables, reimbursement from utility and improvement districts and the payment of payables and expenses.
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
In 2015, net cash provided by operating activities was $35,126,000. The decrease in net cash provided by operating activities year over year is primarily the result of lower residential lot sales activity, decrease in reimbursement from utilities and improvement districts and decrease in undeveloped land sales. In addition, oil and gas operating cash flows were negatively impacted as a result of 48 percent decline in realized oil and gas prices on a barrel of oil equivalent basis. However, the sale of Midtown Cedar Hill for $42,880,000 in fourth quarter 2015 generated positive operating cash flow of $42,640,000. These cash flows were partially offset by real estate development and acquisition expenditures of $107,998,000.
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
Cash Flows from Investing Activities
Capital contributions to and capital distributions from unconsolidated ventures, costs incurred to acquire, develop and construct multifamily projects that will be held as commercial properties upon stabilization as investment property, business acquisitions and investment in oil and gas properties and equipment are classified as investing activities. In addition, proceeds from the sale of property and equipment, software costs and expenditures related to reforestation activities are also classified as investing activities.
In 2015, net cash used for investing activities was $60,328,000 principally due to our investment of $49,717,000 in oil and gas properties associated with previously committed capital investments related to exploration and production operations and a net investment in unconsolidated ventures of $14,181,000. In addition, we invested $14,690,000 in property and equipment, software and reforestation, of which $5,953,000 is related to capital expenditures for our 413 guest room hotel in Austin, which is under contract to be sold for $130,000,000 and expected to close in second quarter 2016. These are partially offset by proceeds from sale of assets of $18,260,000 principally related to sale of certain oil and gas properties.

In 2014, net cash used for investing activities was $129,731,000 principally due to our investment of $101,145,000 in oil and gas properties and equipment associated with our exploration and production operations and purchase of our partner's interest in a 257-unit multifamily property in Austin for $20,155,000, net of cash. In addition, we invested $16,398,000 in property and equipment, software and reforestation, of which $8,780,000 is related to capital expenditures on our 413 guest room hotel in Austin and $4,981,000 is related to water production well development, and a net investment in unconsolidated ventures of $12,895,000. These are partially offset by proceeds from sale of assets of $21,962,000 principally related to sale of certain oil and gas properties in North Dakota and Oklahoma.
In 2013, net cash used for investing activities was $103,927,000 principally due to our investment of $96,069,000 in oil and gas properties and equipment associated with our exploration and production operations. In addition, we invested $11,828,000 in property and equipment, software and reforestation of which $7,245,000 is related to capital expenditures on our 413 guest room hotel in Austin.
Cash Flows from Financing Activities
In 2015, net cash used for financing activities was $48,483,000 principally due to our payment in full of a $24,166,000 loan secured by Midtown Cedar Hill, which we sold in fourth quarter 2015, retirement of $19,440,000 of our 8.50% senior secured notes and $9,000,000 of payments related to amortizing notes associated with our tangible equity units.
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
In 2015, real estate development and acquisition expenditures were $107,988,000 which includes the acquisition of five new community development sites for $29,726,000 and real estate development costs of $78,262,000.

A summary of our real estate acquisition and development expenditures is shown below:

		2015	2014	2013
		(In thousands)
Community Development	Market
Acquisitions:
Ansley Park	Charlotte	5,339	—	—
Beckwith Crossing	Nashville	—	1,294	—
Dove Mountain	Tucson	5,861	—	—
Habersham	Charlotte	—	—	3,878
Imperial Forest	Houston	—	5,343	—
Morgan Farms	Nashville	—	146	6,841
Parkside	Dallas	—	—	2,177
River's Edge	Dallas	—	1,277	—
Vickery Park	Nashville	3,345	—	—
Walden	Charlotte	12,100	—	—
Weatherford Estates	Nashville	—	855	—
West Oaks	Atlanta	1,657	—	—
Woodtrace	Houston	1,424	8,622	—
Development:
Owned projects	Various	63,401	50,506	46,314
Consolidated venture projects	Various	10,534	3,905	19,567

Multifamily
Acquisitions and Development:
Pre-acquisition projects	Various	1,616	910	797
Midtown	Dallas	1,860	25,034	4,232
Acklen (a)	Nashville	—	(7,191)	1,048
HiLine (a)	Denver	—	(9,372)	14,272
Dillon	Charlotte	—	2,905	5,845
Music Row	Nashville	—	6,757	—
Downtown Edge	Austin	—	11,286	—
West Austin	Austin	—	8,456	—

Undeveloped Land/Mitigation
Acquisitions:
Crescent Hills	San Antonio	—	1,829	—
Development:
Owned projects	Various	851	2,132	1,638
Total		$107,988	$114,694	$106,609
  _____________________

(a)	Includes reimbursements received from the ventures for land and pre-development costs.
Oil and Gas Drilling and Other Exploration and Development Activities
In 2015, we drilled or participated as a non-operator in approximately 38 gross wells (6 net). At year-end 2015, we had interests in 903 gross productive wells.
In 2015, we acquired leasehold interests principally in Nebraska, Kansas and North Dakota for $4,832,000 representing 6,000 net mineral acres which was principally carryover commitments from 2014. Also, leasehold interests of approximately 35,000 net mineral acres expired in the normal course of business in 2015, principally in Kansas and Nebraska.
In 2014, we acquired leasehold interests principally in Nebraska, Kansas, Texas, Oklahoma and North Dakota for $25,719,000 representing over 141,000 net mineral acres. Also, leasehold interests of approximately 18,000 net mineral acres expired in the normal course of business in 2014, principally in Kansas and Nebraska.
Our capital expenditures for 2015 are significantly lower compared with 2014 and are primarily related to existing well commitments in the Bakken/Three Forks formation of North Dakota. In 2015, drilling and completion activity included 32 gross Bakken/Three Forks wells generating initial production and two wells waiting on completion at year-end 2015. In addition, in 2015 we elected to participate as a non-operator in 14 new gross wells for $16,074,000 in the Bakken/Three Forks formation of North Dakota.

Regional allocation of our capital expenditures incurred and paid for drilling and completion activity in 2015 and 2014 is shown below:

	Drilling and Completion Expenditures
	2015	2014
	(In thousands)
Bakken and Three Forks formations of North Dakota	$26,780	$40,270
Lansing - Kansas City formation of Nebraska and Kansas	2,762	18,899
Other formations principally in Texas and Oklahoma	15,343	16,257
	$44,885	$75,426
Accrued capital expenditures for drilling and completion costs at year-end 2015 were $7,033,000 and are included in other accrued expenses in our consolidated balance sheets. These oil and gas property additions will be reflected as cash used for investing activities in the period the accrued payables are settled. Of the $44,885,000 of capital expenditures we incurred and paid in 2015 for drilling and completion activities, $39,931,000 was related to settling year-end 2014 accrued capital expenditures and payment of 2014 well commitments that were completed as of year-end 2015.
Planned capital expenditures for 2016 are expected to be significantly lower than 2015 based on our plan to exit non-core oil and gas assets and only allocate capital to preserve value and optionality for the ultimate sale as we evaluate exiting these assets.
Liquidity
Senior Credit Facility
At year-end 2015, our senior secured credit facility provides for a $300,000,000 revolving line of credit maturing May 15, 2017 (with two one-year extension options). The revolving line of credit may be prepaid at any time without penalty. The revolving line of credit includes a $100,000,000 sublimit for letters of credit, of which $15,899,000 is outstanding at year-end 2015. Total borrowings under our senior secured credit facility (including the face amount of letters of credit) may not exceed a borrowing base formula.
At year-end 2015, net unused borrowing capacity under our senior secured credit facility is calculated as follows:

Senior Credit Facility
(In thousands)
Borrowing base availability	$300,000
Less: borrowings	—
Less: letters of credit	(15,899)
Net unused borrowing capacity	$284,101
Our net unused borrowing capacity during fourth quarter 2015 ranged from a high of $284,101,000 to a low of $283,949,000. Certain non-core assets support the borrowing base under our senior secured credit facility so we expect our borrowing capacity to be reduced as certain non-core assets are sold. This facility is used primarily to fund our operating cash needs, which fluctuate due to timing of residential and commercial real estate sales, undeveloped land sales, oil and gas leasing, exploration and production activities and mineral lease bonus payments received, timber sales, reimbursements from utility and improvement districts, payment of payables and expenses and capital expenditures.
Our debt agreements contain financial covenants customary for such agreements including minimum levels of interest coverage and limitations on leverage. On September 30, 2015, we received a waiver of the consolidated tangible net worth maintenance covenant requirement of our senior credit facility for third quarter 2015, and amended the consolidated tangible net worth maintenance covenant requirement to $379,044,000 (subject to adjustment as set forth in the financial covenants table below). On December 30, 2015, we amended our senior secured credit facility to reduce the interest coverage ratio from 2.50:1.0 to 2.25:1.0 for the quarters ending December 31, 2015 and March 31, 2016. Thereafter, the interest coverage ratio returns to 2.50:1.0. At year-end 2015, we were in compliance with the financial covenants of these agreements.

The following table details our compliance with the financial covenants calculated as provided in the senior secured credit facility:

Financial Covenant	Requirement	Year-End 2015
Interest Coverage Ratio (a)	≥ 2.25:1.0	2.85
Total Leverage Ratio (b)	≤ 50%	40.5%
Tangible Net Worth (c)	≥ $379.0 million	$470.2 million
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

(c)
Calculated as the amount by which consolidated total assets (excluding Credo acquisition goodwill over $50,000,000) exceeds consolidated total liabilities. At year-end 2015, the requirement is $379,044,000 computed as: $379,044,000 plus 85 percent of the aggregate net proceeds received by us from any equity offering, plus 75 percent of all positive net income, on a cumulative basis. This covenant is applied at the end of each quarter.

To make additional investments, acquisitions, or distributions, we must maintain available liquidity equal to 10 percent of the aggregate commitments in place. At year-end 2015 the minimum liquidity requirement was $30,000,000, compared with $372,975,000 in actual available liquidity based on the unused borrowing capacity under our senior secured credit facility plus unrestricted cash and cash equivalents. The failure to maintain such minimum liquidity does not constitute a default or event of default of our senior secured credit facility.
We may elect to make distributions so long as the total leverage ratio is less than 40 percent, the interest coverage ratio is greater than 3.0:1.0 and available liquidity is not less than $125,000,000. Effective December 30, 2015, the senior secured credit facility was amended to provide that we may make distributions in an aggregate amount not to exceed $50,000,000 to be funded from up to 65% of the net proceeds from sales of multifamily properties and non-core assets, such as the Radisson Hotel & Suites in Austin, and any oil and gas properties. The amendment provides us the flexibility to repurchase stock or pay a special dividend should our Board of Directors determine that we should do so, though no such decisions have been made at this time.
Discretionary investments in community development may be restricted in the event that the revenue/capital expenditure ratio is less than or equal to 1.0x. As of year-end 2015, the revenue/capital expenditure ratio was 1.8x. Revenue is defined as total gross revenues (excluding revenues attributed to certain oil and gas operations and multifamily properties), plus our pro rata share of the operating revenues from unconsolidated ventures. Capital expenditures are defined as consolidated development and acquisition expenditures (excluding investments related to certain oil and gas operations and multifamily properties), plus our pro rata share of unconsolidated ventures’ development and acquisition expenditures.
8.50% Senior Secured Notes due 2022
In May 2014, we issued $250,000,000 aggregate principal amount of 8.50% senior secured notes (Notes) due 2022 in a private placement. The Notes pay interest semiannually and mature on June 1, 2022. Net proceeds from the offering were used to retire the $200,000,000 term loan under our senior secured credit facility and pay transaction costs and expenses.
In December 2015, we purchased and retired $19,440,000 principal amount of Notes at 97% of face value. We recognized a gain of $589,000 on the early extinguishment of the retired Notes which was partially offset by a write-off of unamortized debt issuance costs of $506,000 allocated to the retired Notes. Net gain on early extinguishment of debt was $83,000 which is reported in other non-operating income on our consolidated statements of income (loss) and comprehensive income (loss).
6.00% Tangible Equity Units
In November 2013, we issued $150,000,000 aggregate principal amount of 6.00% tangible equity units (Units). The total offering was 6,000,000 Units, including an over-allotment option of 600,000 exercised by the underwriters, each with a stated amount of $25.00. Each Unit is comprised of (i) a prepaid stock purchase contract to be settled by delivery of a number of shares of our common stock, par value $1.00 per share to be determined pursuant to a purchase contract agreement, and (ii) a senior amortizing note due December 15, 2016 that has an initial principal amount of $4.2522, bears interest at a rate of 4.50% per annum and has a final installment payment date of December 15, 2016. The aggregate principal amount of the senior amortizing notes was $25,619,000 at the time of issuance. The aggregate number of shares we may issue upon settlement of the stock purchase contracts will between 6,547,900 shares (the minimum settlement rate) and 7,857,500 (the maximum settlement rate). The aggregate principal outstanding at year-end 2015, net of discount, was $8,768,000.
3.75% Convertible Senior Notes due 2020
In February 2013, we issued $125,000,000 aggregate principal amount of 3.75% Convertible Senior Notes due 2020. The convertible senior notes pay interest semiannually at a rate of 3.75 percent per annum and mature on March 1, 2020. The convertible senior notes have an initial conversion rate of 40.8351 per $1,000 principal amount (equivalent to a conversion price of approximately $24.49 per share of common stock and a conversion premium of 37.5 percent based on the closing share price of $17.81 per share of our common stock on February 20, 2013). The initial conversion rate is subject to adjustment upon the occurrence of certain events. Prior to November 1, 2019, the convertible senior notes are convertible only upon certain circumstances, and thereafter are convertible at any time prior to the close of business on the second scheduled trading day prior to maturity. Upon conversion, holders will receive cash, shares of our common stock or a combination thereof at our election. The aggregate principal outstanding at year-end 2015, net of discount, was $106,762,000.
Senior Secured Construction Loan
On October 16, 2015, we obtained a senior secured construction loan in the amount of $52,000,000 from PNC Bank, National Association. Principal will be advanced from time to time to finance construction of the 379-unit multifamily project located in Charlotte, North Carolina (the Dillon project). The loan is secured by a lien on the project land and improvements to be constructed, and by a collateral assignment of present and future leases and rents. The loan bears interest at the LIBOR rate plus 2.20%, payable monthly, has an initial term of 48 months and may be extended for two additional 12-month periods following the initial term, subject to payment of extension fees and fulfillment of specified conditions. There was no outstanding balance at year-end 2015.
Contractual Obligations
At year-end 2015, contractual obligations consist of:

	Payments Due or Expiring by Year
	Total	2016	2017-18	2019-20	Thereafter
	(In thousands)
Debt (a)	$389,782	$27,973	$24,487	$106,762	$230,560
Interest payments on debt	149,457	25,961	49,435	44,665	29,396
Purchase obligations	75,192	75,192	—	—	—
Operating leases	7,543	2,696	4,444	344	59
Performance bond (a)	7,850	7,850	—	—	—
Standby letter of credit (a)	6,846	6,846	—	—	—
Total	$636,670	$146,518	$78,366	$151,771	$260,015
  _____________________

(a)	Items included in our balance sheet.
Interest payments on debt include interest payments related to our fixed rate debt and estimated interest payments related to our variable rate debt. Estimated interest payments on variable rate debt were calculated assuming that the outstanding balances and interest rates that existed at year-end 2015 remain constant through maturity.
Purchase obligations are defined as legally binding and enforceable agreements to purchase goods and services. Our purchase obligations include commitments of $19,396,000 for land acquisition and development primarily related to community development projects and commitments of $55,796,000 for engineering and construction contracts associated with multifamily projects. The multifamily project obligations typically are reimbursed by equity method ventures on jointly owned projects or funded by construction loan draws on wholly-owned projects.
Our operating leases are for facilities, equipment and groundwater. We lease approximately 32,000 square feet of office space in Austin as our corporate headquarters. At year-end 2015, the remaining contractual obligation for our Austin office is $4,212,000. We also lease office space in several other locations in support of our business operations including approximately 21,000 square feet in Denver. The total remaining contractual obligations for these leases is $2,269,000. Also included are groundwater leases for about 20,000 acres in central Texas with remaining contractual obligations of $1,009,000.

The performance bond and standby letter of credit were provided in support of a bond issuance by CCSID. Please read Cibolo Canyons — San Antonio, Texas for additional information.
Off-Balance Sheet Arrangements
From time to time, we enter into off-balance sheet arrangements to facilitate our operating activities. At year-end 2015, our off-balance sheet unfunded arrangements, excluding contractual interest payments, purchase obligations, operating lease obligations and venture contributions included in the table of contractual obligations, consist of:

	Payments Due or Expiring by Year
	Total	2016	2017-18	2019-20	Thereafter
	(In thousands)
Performance bonds	$13,354	$13,327	$27	$—	$—
Standby letters of credit	9,053	6,986	2,067	—	—
Recourse obligations	973	597	6	240	130
Total	$23,380	$20,910	$2,100	$240	$130
Performance bonds, letters of credit and recourse obligations provided on behalf of certain ventures would be drawn on due to failure to satisfy construction obligations as general contractor or for failure to timely deliver streets and utilities in accordance with local codes and ordinances.
In 2014, FMF Littleton LLC, an equity method venture in which we own a 25 percent interest, obtained a senior secured construction loan in the amount of $46,384,000 to develop a 385-unit multifamily project located in Littleton, Colorado. The outstanding balance was $22,499,000 at year-end 2015. We provided the lender with a guaranty of completion of the improvements; a guaranty for repayment of 25 percent of the principal balance and unpaid accrued interest; and a standard nonrecourse carve-out guaranty. The principal guaranty will reduce from 25 percent of principal to ten percent upon achievement of certain conditions.
In 2014, CREA FMF Nashville LLC, an equity method venture in which we own a 30 percent interest, obtained a senior secured construction loan in the amount of $51,950,000 to develop a 320-unit multifamily project located in Nashville, Tennessee. The outstanding balance at year-end 2015 was $51,028,000. We provided the lender with a guaranty of completion of the improvements; a guaranty for repayment of 25 percent of the principal balance and unpaid accrued interest; and a standard nonrecourse carve-out guaranty. The principal guaranty will reduce from 25 percent of principal to zero percent upon achievement of certain conditions.
In 2012, FMF Peakview LLC, an equity method venture in which we own a 20 percent interest, obtained a senior secured construction loan in the amount of $31,550,000 to develop a 304-unit multifamily property in Denver, of which $30,524,000 was outstanding at year-end 2015. We have a construction completion guaranty, a repayment guaranty for 25 percent of the principal and unpaid accrued interest, and a standard non-recourse carve-out guaranty.
At year-end 2015, we participate in two equity method partnerships that are variable interest entities. The partnerships have total assets of $62,187,000 and total liabilities of $55,989,000, which includes $2,269,000 of borrowings classified as current maturities. These partnerships are managed by third parties who intend to extend or refinance these borrowings; however, there is no assurance that this can be done. Although these borrowings are guaranteed by third parties, we may under certain circumstances elect or be required to provide additional equity to these partnerships. We do not believe that the ultimate resolution of these matters will have a significant effect on our earnings or financial position. Our investment in these partnerships is $5,322,000 at year-end 2015.
Cibolo Canyons — San Antonio, Texas
Cibolo Canyons consists of the JW Marriott® San Antonio Hill Country Resort & Spa development owned by third parties and a mixed-use development we own. We have about $58,750,000 invested in Cibolo Canyons at year-end 2015, all of which is related to the mixed-use development.
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
In 2014, we received $50,550,000 from CCSID under 2007 Economic Development Agreements (EDA) related to development of the Resort at our Cibolo Canyons project near San Antonio, of which $46,500,000 was related to CCSID's issuance of $48,900,000 HOT and Sales and Use Tax Revenue Bonds. These bonds are obligations solely of CCSID and are payable from HOT and sales and use taxes levied on the Resort by CCSID. To facilitate the issuance of the bonds, we provided a $6,846,000 letter of credit to the bond trustee as security for certain debt service fund obligations in the event CCSID tax collections are not sufficient to support payment of the bonds in accordance with their terms. The letter of credit must be maintained until the earlier of redemption of the bonds or scheduled bond maturity in 2034. We also entered into an agreement with SARE, owner of the Resort, to assign SARE’s senior rights under the EDA to us in exchange for consideration provided by us, including a surety bond to be drawn if CCSID tax collections are not sufficient to support ad valorem tax rebates payable to SARE. The surety bond has a balance of $7,850,000 at year-end 2015. The surety bond will decrease as CCSID makes annual ad valorem tax rebate payments to SARE, which obligation is scheduled to be retired in full by 2020. All future receipts are expected to be recognized as gains in the period collected.
Mixed-Use Development
The mixed-use development we own consists of 2,100 acres planned to include 1,769 residential lots and 150 commercial acres designated for multifamily and retail uses, of which 997 lots and 130 commercial acres have been sold through year-end 2015.
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
Through year-end 2015, we have submitted and received reimbursement approval for $54,376,000 of infrastructure costs, of which we have received reimbursements totaling $34,703,000, of which $1,150,000 was received in 2015, $9,883,000 was received in 2014, $600,000 was received in 2013, and all receipts were accounted for as a reduction of our investment in the mixed-use development. At year-end 2015, we have $19,673,000 in pending reimbursements, excluding interest. At year-end 2015, we have $58,750,000 invested in the mixed-use development.
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

The expected life was based on the simplified method utilizing the midpoint between the vesting period and the contractual life of the awards. The expected stock price volatility was based on our historical volatility of our common stock for a period corresponding to the expected life of the options. Pre-vesting forfeitures are estimated based upon the pool of participants and their expected activity and historical trends. We use Monte Carlo simulation pricing model to determine the fair value of market-leveraged stock units (MSU's) and stock option awards with market condition. A typical Monte Carlo exercise simulates a distribution of stock prices to yield an expected distribution of stock prices at the end of the performance period. The simulations are repeated many times in order to derive a probabilistic assessment of stock performance. The stock-paths are simulated using assumptions which include expected stock price volatility and risk-free interest rate.

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

Adopted and Pending Accounting Pronouncements
We did not adopt any new accounting pronouncements in 2015. Please read Note 2 — New and Pending Accounting Pronouncements to the Consolidated Financial Statements.
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
Interest Rate Risk
Our interest rate risk is principally related to our variable-rate debt. Interest rate changes impact earnings due to the resulting increase or decrease in our variable-rate debt, which was $43,692,000 at year-end 2015.
The following table illustrates the estimated effect on our pre-tax income of immediate, parallel, and sustained shifts in interest rates for the next 12 months on our variable-rate debt at year-end 2015. This estimate assumes that debt reductions from contractual payments will be replaced with short-term, variable-rate debt; however, that may not be the financing alternative we choose.

Year-End
Change in Interest Rates	2015
(In thousands)
2%	$(702)
1%	$(259)
(1)%	$410
(2)%	$820
Foreign Currency Risk
We have no exposure to foreign currency fluctuations.
Commodity Price Risk
We have exposure to commodity price fluctuations from our oil and gas production which can materially affect our revenues and cash flows. The prices we receive for our production depend on numerous factors beyond our control. Based on our 2015 production, a 10% decrease in our average realized price received for oil and gas would have reduced our oil and gas production revenues by $5,156,000. To manage our exposure to commodity price risks associated with the sale of oil and gas, we may periodically enter into derivative hedging transactions for a portion of our estimated production. We do not have any commodity derivative positions outstanding at year-end 2015.

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
Management conducted the required assessment of the effectiveness of our internal control over financial reporting as of year-end. Based upon this assessment, management believes that our internal control over financial reporting is effective as of year-end 2015.
Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Form 10-K, has also audited our internal control over financial reporting. Their attestation report follows this report of management.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Forestar Group Inc.

We have audited Forestar Group Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Forestar Group Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Forestar Group Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Forestar Group Inc. as of December 31, 2015 and 2014, and the related consolidated statements of income (loss) and comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2015 of Forestar Group Inc. and our report dated March 4, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Austin, Texas
March 4, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Forestar Group Inc.

We have audited the accompanying consolidated balance sheets of Forestar Group Inc. as of December 31, 2015 and 2014, and the related consolidated statements of income (loss) and comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Schedule III. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Forestar Group Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Forestar Group Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 4, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Austin, Texas
March 4, 2016

FORESTAR GROUP INC.
CONSOLIDATED BALANCE SHEETS

	At Year-End
	2015	2014
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$96,442	$170,127
Real estate, net	586,715	575,756
Oil and gas properties and equipment, net	80,613	263,493
Investment in unconsolidated ventures	82,453	65,005
Timber	7,683	8,315
Receivables, net	23,656	24,589
Income taxes receivable	12,056	7,503
Prepaid expenses	3,213	6,000
Property and equipment, net	10,732	11,627
Deferred tax asset, net	—	40,624
Goodwill and other intangible assets	63,128	66,131
Other assets	13,822	19,029
TOTAL ASSETS	$980,513	$1,258,199
LIABILITIES AND EQUITY
Accounts payable	$11,959	$20,400
Accrued employee compensation and benefits	5,547	8,323
Accrued property taxes	4,788	5,966
Accrued interest	3,267	3,451
Deferred tax liability, net	1,037	—
Earnest money deposits	10,214	10,045
Other accrued expenses	23,481	35,729
Other liabilities	26,323	31,799
Debt	389,782	432,744
TOTAL LIABILITIES	476,398	548,457
COMMITMENTS AND CONTINGENCIES
EQUITY
Forestar Group Inc. shareholders’ equity:
Common stock, par value $1.00 per share, 200,000,000 authorized shares, 36,946,603 issued at December 31, 2015 and December 31, 2014	36,947	36,947
Additional paid-in capital	561,850	558,945
Retained earnings (Accumulated deficit)	(46,046)	167,001
Treasury stock, at cost, 3,203,768 shares at December 31, 2015 and 3,485,278 shares at December 31, 2014	(51,151)	(55,691)
Total Forestar Group Inc. shareholders’ equity	501,600	707,202
Noncontrolling interests	2,515	2,540
TOTAL EQUITY	504,115	709,742
TOTAL LIABILITIES AND EQUITY	$980,513	$1,258,199
Please read the notes to the consolidated financial statements.

FORESTAR GROUP INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

	For the Year
	2015	2014	2013
	(In thousands, except per share amounts)
REVENUES
Real estate sales and other	$120,022	$171,672	$152,684
Commercial and income producing properties	82,808	41,440	95,327
Real estate	202,830	213,112	248,011
Oil and gas	52,939	84,300	72,313
Other natural resources	6,652	9,362	10,721
	262,421	306,774	331,045
COST AND EXPENSES
Cost of real estate sales and other	(52,640)	(86,432)	(76,628)
Cost of commercial and income producing properties	(61,251)	(37,332)	(80,166)
Cost of oil and gas producing activities	(224,400)	(98,371)	(42,067)
Cost of other natural resources	(3,081)	(3,006)	(2,033)
Other operating	(59,359)	(58,683)	(60,359)
General and administrative	(27,253)	(22,230)	(28,376)
	(427,984)	(306,054)	(289,629)
GAIN ON SALE OF ASSETS	879	38,038	5,161
OPERATING INCOME (LOSS)	(164,684)	38,758	46,577
Equity in earnings of unconsolidated ventures	16,008	8,685	8,737
Interest expense	(34,066)	(30,286)	(20,004)
Other non-operating income	3,006	8,588	6,959
INCOME (LOSS) BEFORE TAXES	(179,736)	25,745	42,269
Income tax expense	(32,635)	(8,657)	(7,208)
CONSOLIDATED NET INCOME (LOSS)	(212,371)	17,088	35,061
Less: Net (income) attributable to noncontrolling interests	(676)	(505)	(5,740)
NET INCOME (LOSS) ATTRIBUTABLE TO FORESTAR GROUP INC.	$(213,047)	$16,583	$29,321
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	34,266	35,317	35,365
Diluted	34,266	43,596	36,813
NET INCOME (LOSS) PER COMMON SHARE
Basic	$(6.22)	$0.38	$0.81
Diluted	$(6.22)	$0.38	$0.80
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO FORESTAR GROUP INC.	$(213,047)	$16,583	$29,321
Please read the notes to the consolidated financial statements.

FORESTAR GROUP INC.
CONSOLIDATED STATEMENTS OF EQUITY

		Forestar Group Inc. Shareholders' Equity
		Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings (Accumulated Deficit)	Non-controlling Interests
	Total	Shares	Amount		Shares	Amount
	(In thousands, except per share amounts)
Balance at December 31, 2012	$533,547	36,946,603	$36,947	$407,206	(2,327,623)	$(35,762)	$121,097	$4,059
Net income	35,061	—	—	—	—	—	29,321	5,740
Distributions to noncontrolling interest	(7,269)	—	—	—	—	—	—	(7,269)
Contributions from noncontrolling interest	3,022	—	—	—	—	—	—	3,022
Issuances of common stock for vested share-settled units	2,871	—	—	2,721	7,298	150	—	—
Convertible note issuance proceeds, net of issuance costs and taxes	17,058	—	—	17,058	—	—	—	—
TEU issuance proceeds, net of issuance costs - 6,000,000 units	120,335	—	—	120,335	—	—	—	—
Issuances from exercises of pre-spin stock options, net of swaps	1,423	—	—	(515)	136,253	1,938	—	—
Issuances from exercises of stock options, net of swaps	683	—	—	66	53,611	617	—	—
Shares withheld for payroll taxes	(1,137)	—	—	(8)	(59,219)	(1,129)	—	—
Forfeitures of restricted stock awards	—	—	—	10	(9,986)	(10)	—	—
Share-based compensation	9,911	—	—	9,911	—	—	—	—
Tax benefit from exercise of restricted stock units and stock options and vested restricted stock	(108)	—	—	(108)	—	—	—	—
Balance at December 31, 2013	$715,397	36,946,603	$36,947	$556,676	(2,199,666)	$(34,196)	$150,418	$5,552
Net income	17,088	—	—	—	—	—	16,583	505
Distributions to noncontrolling interest	(4,171)	—	—	—	—	—	—	(4,171)
Contributions from noncontrolling interest	2,585	—	—	—	—	—	—	2,585
Dissolution of noncontrolling interests	1,342	—	—	—	—	—	—	1,342
Purchase of noncontrolling interests, net	(6,242)	—	—	(2,969)	—	—	—	(3,273)
Issuances of common stock for vested share-settled units	—	—	—	(2,567)	164,914	2,567	—	—
Issuances from exercises of pre-spin stock options, net of swaps	877	—	—	(43)	60,823	920	—	—
Issuances from exercises of stock options, net of swaps	329	—	—	(333)	45,062	662	—	—
Shares withheld for payroll taxes	(1,043)	—	—	(4)	(55,238)	(1,039)	—	—
Shares repurchased	(24,595)	—	—	—	(1,491,187)	(24,595)	—	—
Forfeitures of restricted stock awards	—	—	—	10	(9,986)	(10)	—	—
Share-based compensation	8,033	—	—	8,033	—	—	—	—
Tax benefit from exercise of restricted stock units and stock options and vested restricted stock	142	—	—	142	—	—	—	—
Balance at December 31, 2014	$709,742	36,946,603	$36,947	$558,945	(3,485,278)	$(55,691)	$167,001	$2,540
Net income (loss)	(212,371)	—	—	—	—	—	(213,047)	676
Distributions to noncontrolling interests	(701)	—	—	—	—	—	—	(701)
Issuances of common stock for vested share-settled units	—	—	—	(5,362)	335,611	5,362	—	—
Issuances from exercises of pre-spin stock options	31	—	—	(33)	3,999	64	—	—
Shares withheld for payroll taxes	(762)	—	—	(1)	(51,521)	(761)	—	—
Forfeitures of restricted stock awards	—	—	—	125	(6,579)	(125)	—	—
Share-based compensation	8,576	—	—	8,576	—	—	—	—
Tax benefit from exercise of restricted stock units and stock options and vested restricted stock	(400)	—	—	(400)	—	—	—	—
Balance at December 31, 2015	$504,115	36,946,603	$36,947	$561,850	(3,203,768)	$(51,151)	$(46,046)	$2,515
Please read the notes to the consolidated financial statements.

FORESTAR GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year
	2015	2014	2013
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$(212,371)	$17,088	$35,061
Adjustments:
Depreciation, depletion and amortization	45,085	41,715	29,980
Change in deferred income taxes	41,261	1,645	5,389
Change in unrecognized tax benefits	—	—	(6,251)
Equity in earnings of unconsolidated ventures	(16,008)	(8,685)	(8,737)
Distributions of earnings of unconsolidated ventures	12,741	5,721	6,360
Share-based compensation	4,246	3,417	16,809
Real estate cost of sales	87,733	84,665	104,899
Dry hole and unproved leasehold impairment costs	67,639	29,528	5,837
Real estate development and acquisition expenditures, net	(107,988)	(114,694)	(106,609)
Reimbursements from utility and improvement districts	15,176	66,047	9,945
Asset impairments	108,184	15,934	1,790
Gain on sale of assets	(879)	(38,038)	(5,161)
Other	4,680	5,887	2,391
Changes in:
Notes and accounts receivables	(978)	10,704	(3,864)
Prepaid expenses and other	3,026	2,180	(795)
Accounts payable and other accrued liabilities	(11,868)	(4,653)	(1,557)
Income taxes	(4,553)	(11,379)	3,290
Net cash provided by operating activities	35,126	107,082	88,777
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, equipment, software, reforestation and other	(14,690)	(16,398)	(11,828)
Oil and gas properties and equipment	(49,717)	(101,145)	(96,069)
Acquisition of partner's interest in unconsolidated multifamily venture, net of cash	—	(20,155)	—
Acquisition of oil and gas properties	—	(1,100)	—
Investment in unconsolidated ventures	(26,349)	(14,692)	(857)
Proceeds from sale of assets	18,260	21,962	1,333
Return of investment in unconsolidated ventures	12,168	1,797	3,494
Net cash (used for) investing activities	(60,328)	(129,731)	(103,927)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible senior notes, net	—	—	120,795
Proceeds from issuance of senior secured notes, net	—	241,947	—
Proceeds from issuance of tangible equity units, net	—	—	144,998
Payments of debt	(58,220)	(225,481)	(106,076)
Additions to debt	11,463	22,593	43,911
Deferred financing fees	(295)	(3,217)	(438)
Distributions to noncontrolling interests, net	(701)	(3,146)	(7,154)
Purchase of noncontrolling interests	—	(7,971)	—
Exercise of stock options	31	1,206	2,106
Repurchases of common stock	—	(24,595)	—
Payroll taxes on restricted stock and stock options	(762)	(1,043)	(1,137)
Excess income tax benefit from share-based compensation	1	176	91
Net cash (used for) provided by financing activities	(48,483)	469	197,096
Net (decrease) increase in cash and cash equivalents	(73,685)	(22,180)	181,946
Cash and cash equivalents at beginning of year	170,127	192,307	10,361
Cash and cash equivalents at year-end	$96,442	$170,127	$192,307
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$27,330	$22,936	$13,818
Income taxes paid (refunds)	$(4,077)	$18,322	$4,955
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
Capitalized interest	$2,938	$1,154	$816
Noncontrolling interests	$—	$2,904	$2,907
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
Cash and Cash Equivalents
Cash and cash equivalents include cash and other short-term instruments with original maturities of three months or less. At year-end 2015 and 2014, restricted cash was $200,000 and $217,000 and is included in other assets.
Cash Flows
Expenditures for the acquisition and development of single-family and multifamily real estate that we intend to develop for sale are classified as operating activities. Expenditures for the acquisition and development of properties to be held and operated, investment in oil and gas properties and equipment, and business acquisitions are classified as investing activities. Our accrued capital expenditures for unproved leasehold acquisitions and drilling and completion costs at year-end 2015 and 2014 were $7,033,000 and $19,405,000 and are included in other accrued expenses in our consolidated balance sheets. These oil and gas property additions will be reflected as cash used for investing activities in the period the accrued payables are settled.
Capitalized Software
We capitalize purchased software costs as well as the direct internal and external costs associated with software we develop for our own use. We amortize these capitalized costs using the straight-line method over estimated useful lives generally ranging from three to five years. The carrying value of capitalized software was $237,000 at year-end 2015 and $1,188,000 at year-end 2014 and is included in other assets. The amortization of these capitalized costs was $996,000 in 2015, $1,067,000 in 2014 and $1,593,000 in 2013 and is included in general and administrative and operating expenses.
Environmental and Asset Retirement Obligations
We recognize environmental remediation liabilities on an undiscounted basis when environmental assessments or remediation are probable and we can reasonably estimate the cost. We adjust these liabilities as further information is obtained or circumstances change. Our asset retirement obligations are related to the abandonment and site restoration requirements that result from the acquisition, construction and development of our oil and gas properties. We record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Accretion expense related to the asset retirement obligation and depletion expense related to capitalized asset retirement cost is included in cost of oil and gas producing activities on our consolidated statements of income (loss).

The following summarizes the changes in asset retirement obligations:

	Year-End
	2015	2014
	(In thousands)
Beginning balance	$1,807	$1,483
Additions	65	314
Property dispositions	(119)	(230)
Change in estimate	—	118
Liabilities settled	(139)	—
Accretion expense	144	122
	$1,758	$1,807
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
In 2015, we performed our annual goodwill impairment evaluation and concluded that goodwill was not impaired as the estimated fair value exceeded the carrying value.
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
Oil and Gas Properties
We use the successful efforts method of accounting for our oil and gas producing activities. Costs to acquire mineral interests leased, costs to drill and complete development of oil and gas wells and related asset retirement costs are capitalized. Costs to drill exploratory wells are capitalized pending determination of whether the wells have proved reserves and if determined incapable of producing commercial quantities of oil and gas these costs are expensed as dry hole costs. At year-end 2014, we had $8,575,000 in capitalized exploratory well costs pending determination of proved reserves, of which $8,454,000 was charged to expense in 2015 with the remaining capitalized based on determination of proved reserves. At year-end 2015, we have no capitalized exploratory well costs pending determination of proved reserves. Exploration costs include dry hole costs, geological and geophysical costs, expired unproved leasehold costs and seismic studies, and are expensed as incurred. Production costs incurred to maintain wells and related equipment are charged to expense as incurred.

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
Property and Equipment
We carry property and equipment at cost less accumulated depreciation. We capitalize the cost of significant additions and improvements, and we expense the cost of repairs and maintenance. We capitalize interest costs incurred on major construction projects. We depreciate these assets using the straight-line method over their estimated useful lives as follows:

	Estimated	Year-End
	Useful Lives	2015	2014
		(In thousands)
Buildings and building improvements	10 to 40 years	$4,044	$4,461
Property and equipment	2 to 10 years	12,230	14,084
		16,274	18,545
Less: accumulated depreciation		(5,542)	(6,918)
		$10,732	$11,627
Depreciation expense of property and equipment was $1,067,000 in 2015, $903,000 in 2014 and $1,028,000 in 2013.
Real Estate
We carry real estate at the lower of cost or fair value less cost to sell. We capitalize interest costs once development begins, and we continue to capitalize throughout the development period. We also capitalize infrastructure, improvements, amenities, and other development costs incurred during the development period. We determine the cost of real estate sold using the relative sales value method. When we sell real estate from projects that are not finished, we include in the cost of real estate sold estimates of future development costs through completion, allocated based on relative sales values. These estimates of future development costs are reevaluated at least annually, with any adjustments being allocated prospectively to the remaining units available for sale. We receive cash deposits from home builders for purchases of vacant developed lots from community development projects. These earnest money deposits are released to the home builders as lots are developed and sold.
Income producing properties are carried at cost less accumulated depreciation computed using the straight-line method over their estimated useful lives.
We have agreements with utility or improvement districts, principally in Texas, whereby we agree to convey to the district's water, sewer and other infrastructure-related assets we have constructed in connection with projects within their jurisdiction. The reimbursement for these assets ranges from 70 to 90 percent of allowable cost as defined by the district. The transfer is consummated and we receive payment when the districts have a sufficient tax base to support funding of their bonds. The cost we incur in constructing these assets is included in capitalized development costs, and upon collection, we remove the assets from capitalized development costs. We provide an allowance to reflect our past experiences related to claimed allowable development costs.
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
Revenue
Real Estate
We recognize revenue from sales of real estate when a sale is consummated, the buyer’s initial investment is adequate, any receivables are probable of collection, the usual risks and rewards of ownership have been transferred to the buyer, and we do not have significant continuing involvement with the real estate sold. If we determine that the earnings process is not complete, we defer recognition of any gain until earned. We recognize revenue from hotel room sales and other guest services when rooms are occupied and other guest services have been rendered. We recognize rental revenues from our multifamily properties when earned in accordance with the terms of the respective leases on a straight-line basis for the period of occupancy.
We recognize construction revenues on multifamily projects that we develop as a general contractor. Construction revenues are recognized as costs are incurred plus fixed fee earned. We are reimbursed for costs paid to subcontractors plus we may earn a development and construction management fee on multifamily projects we develop, both of which are included in commercial and income producing properties revenue. On multifamily projects where our fee is based on a fixed fee plus guaranteed maximum price contract, any cost overruns incurred during construction, as compared to the original budget, will reduce the net fee generated on these projects. Any excess cost overruns estimated over the net fee generated are recognized in the period in which they become evident. At year-end 2015, we are not a general contractor on any of the multifamily projects currently under construction and we do not anticipate to be a general contractor on any new multifamily projects.
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
Share-Based Compensation
We use the Black-Scholes option pricing model for stock options, Monte Carlo simulation pricing model for market-leveraged stock units and for stock options with market conditions, grant date fair value for equity-settled awards and period-end fair value for cash-settled awards. We expense share-based awards ratably over the vesting period or earlier based on retirement eligibility.
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
We own directly or through ventures about 89,000 acres of non-core timberland and undeveloped land, primarily in Georgia. The non-cash cost of timber cut and sold is $250,000 in 2015, $371,000 in 2014 and $609,000 in 2013 and is included in depreciation, depletion and amortization in our statement of cash flows.

Note 2 — Pending Accounting Pronouncements
Pending Accounting Standards
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard becomes effective for annual and interim periods beginning after December 15, 2016. In July 2015, the FASB decided to defer the effective date of the new standard by one year. This deferral results in the updated standard being effective after December 15, 2017. We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our earnings, financial position and disclosures.
In January 2015, the FASB issued ASU 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20), which eliminates the concept of extraordinary items from U.S. GAAP. The updated standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of this guidance is not expected to have an impact on our financial statements and related disclosures.
In February 2015, the FASB issued ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis (Topic 810), requiring entities to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The revised consolidation model: (1) modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, (2) eliminates the presumption that a general partner should consolidate a limited partnership, (3) affects the consolidation analysis of reporting entities that are involved with VIEs, and (4) provides a scope exception from consolidation guidance for reporting entities with interests in certain legal entities. The updated standard is effective for financial statements issued for annual and interim periods beginning after December 15, 2015. Early adoption is permitted. The updated standard may be applied retrospectively or using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. The adoption of this guidance is not expected to have an impact on our financial statements and related disclosures.
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
In April 2015, the FASB issued ASU 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement (Subtopic 350-40), in order to provide clarification on whether a cloud computing arrangement includes a software license. If a software license is included, the customer should account for the license consistent with its accounting of other software licenses. If a software license is not included, the arrangement should be accounted for as a service contract. The update is effective for reporting periods beginning after December 15, 2015. Early adoption is permitted. We are currently evaluating the effect the updated standard will have on our financial position and disclosures.
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
In November 2015, the FASB issued ASU 2015-17, Income Taxes - Balance Sheet Classification of Deferred Taxes (Subtopic 740). The ASU requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this update are effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016. We do not currently present a classified consolidated balance sheet and therefore this pronouncement will have no impact on our financial statements and related disclosures.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner that is similar to today's accounting. This guidance also eliminates today's real estate-specific provisions for all entities. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. This guidance is effective in 2019, and interim periods within that year. Early adoption is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We are currently evaluating the effect the updated standard will have on our financial position and disclosures.

Note 3 — Goodwill and Other Intangible Assets
Carrying value of goodwill and other intangible assets follows:

	Year-End
	2015	2014
	(In thousands)
Goodwill	$61,164	$63,423
Identified intangibles, net	1,964	2,708
	$63,128	$66,131
Goodwill related to oil and gas properties is $57,290,000 and $59,549,000 at year-end 2015 and 2014. Goodwill associated with our water resources initiatives is $3,874,000 at year-end 2015 and 2014. The change in goodwill for oil and gas properties is related to goodwill allocated to properties sold in 2015.
Identified intangibles include $1,681,000 in indefinite lived groundwater leases associated with our water resources initiatives and $283,000 related to patents with definite lives associated with the Calliope Gas Recovery System, a process to increase natural gas production.

Note 4 — Real Estate
Real estate consists of:

	Year-End 2015			Year-End 2014
	Carrying Value	Accumulated Depreciation	Net Carrying Value	Carrying Value	Accumulated Depreciation	Net Carrying Value
	(In thousands)
Entitled, developed and under development projects	$352,141	$—	$352,141	$321,273	$—	$321,273
Undeveloped land (includes land in entitlement)	98,181	—	98,181	93,182	—	93,182
Commercial
Radisson Hotel & Suites	62,889	(29,268)	33,621	59,773	(29,062)	30,711
Harbor Lakes golf course and country club (a)	—	—	—	2,054	(1,508)	546
Income producing properties
Eleven	53,896	(2,861)	51,035	53,958	(576)	53,382
Midtown (a)	—	—	—	33,293	(231)	33,062
Dillon	19,987	—	19,987	15,203	—	15,203
Music Row	9,947	—	9,947	7,675	—	7,675
Downtown Edge	12,706	—	12,706	11,856	—	11,856
West Austin	9,097	—	9,097	8,866	—	8,866
	$618,844	$(32,129)	$586,715	$607,133	$(31,377)	$575,756
 _________________________

(a)	Sold in 2015.
Our estimated cost of assets for which we expect to be reimbursed by utility and improvement districts were $67,554,000 at year-end 2015 and $65,212,000 at year-end 2014, including $22,302,000 at year-end 2015 and $31,913,000 at year-end 2014 related to our Cibolo Canyons project near San Antonio. In 2015, we collected $14,751,000 in reimbursements that were previously submitted to these districts. At year-end 2015, our inception to-date submitted and approved reimbursements for the Cibolo Canyons project were $54,376,000, of which we have collected $34,703,000. These costs are principally for water, sewer and other infrastructure assets that we have incurred and submitted or will submit to utility or improvement districts for approval and reimbursement. We expect to be reimbursed by utility and improvement districts when these districts achieve adequate tax basis or otherwise have funds available to support payment.
In 2014, we received $50,550,000 from Cibolo Canyons special improvement district (CCSID) under 2007 economic development agreements (EDA) related to development of the JW Marriott® Hill Country Resort & Spa (Resort) at our Cibolo Canyons project near San Antonio, of which $46,500,000 was related to CCSID's issuance of $48,900,000 Hotel Occupancy Tax (HOT) and Sales and Use Tax Revenue Bonds. These bonds are obligations solely of CCSID and are payable from HOT and sales and use taxes levied on the Resort by CCSID. To facilitate the issuance of the bonds, we provided a $6,846,000 letter of credit to the bond trustee as security for certain debt service fund obligations in the event CCSID tax collections are not sufficient to support payment of the bonds in accordance with their terms. The letter of credit must be maintained until the earlier of redemption of the bonds or scheduled bond maturity in 2034. We also entered into an agreement with San Antonio Real Estate (SARE), owner of the Resort, to assign SARE’s senior rights under the EDA to us in exchange for consideration provided by us, including a surety bond to be drawn if CCSID tax collections are not sufficient to support ad valorem tax rebates payable to SARE. The surety bond will decrease and gain will be recognized as CCSID makes annual ad valorem tax rebate payments to SARE, which obligation is scheduled to be retired in full by 2020. All future receipts are expected to be recognized as gain in the period collected. We recorded gains of $1,160,000 associated with reduction of surety bond and $425,000 associated with collections from CCSID in 2015. In 2014, we recognized a gain of $6,577,000 associated with bond proceeds after recovery of our full resort investment of $24,067,000, which was included in entitled, developed and under development projects. The surety bond has a balance of $7,850,000 at year-end 2015.
In 2015, we sold Midtown Cedar Hill, a 354-unit multifamily property we developed in Cedar, Hill, Texas for $42,880,000, generating segment earnings of $9,265,000 and $18,473,000 in net proceeds after repaying $24,166,000 in outstanding debt.
In 2014, we acquired full ownership in CJUF III, RH Holdings LP partnership (the Eleven venture), owner of a 257-unit multifamily project in Austin in which we previously held a 25 percent interest, for $21,500,000. The acquisition-date fair value was $55,275,000, including debt of $23,936,000. Our investment in the Eleven venture prior to acquiring our partner’s interest was $2,229,000. We accounted for this transaction as a business combination achieved in stages and as a result, we remeasured our equity method investment in the Eleven venture to its acquisition-date fair value of $9,839,000 and recognized the resulting gain of $7,610,000 in real estate segment earnings. At acquisition, we recorded additions to commercial and income producing properties of $53,917,000 and other assets of $992,000 primarily consisting of the estimated fair value of in-place tenant leases of $865,000. In addition, we recorded a working capital deficit of $979,000 and debt of $23,936,000.
As a general contractor on guaranteed maximum price contracts associated with two multifamily venture properties, we recognized charges of $1,543,000 in 2015, $5,111,000 in 2014 and $554,000 in 2013 related to cost overruns.
Depreciation expense related to commercial and income producing properties was $6,810,000 in 2015, $3,319,000 in 2014 and $2,507,000 in 2013 and is included in other operating expense.

Note 5 — Oil and Gas Properties and Equipment, net
Net capitalized costs, utilizing the successful efforts method of accounting, related to our oil and gas producing activities are as follows:

	At Year-End
	2015	2014
	(In thousands)
Unproved leasehold interests	$19,441	$90,446
Proved oil and gas properties	119,414	221,299
Total costs	138,855	311,745
Less accumulated depreciation, depletion and amortization	(58,242)	(48,252)
	$80,613	$263,493
We review unproved oil and gas properties for impairment based on our current exploration plans and proved oil and gas properties by comparing the expected undiscounted future cash flows at a producing field level to the unamortized capitalized cost of the asset.
In 2015, we recognized $164,831,000 in non-cash impairment charges of which $107,140,000 related to our proved properties and $57,691,000 on our unproved leasehold interests principally due to a significant decline in oil prices, drilling results, a change in our plans to develop acreage and increased likelihood that non-core oil and gas assets will be sold. In 2014, we recognized $32,665,000 in non-cash impairment charges of which $17,130,000 related to our unproved leasehold interests and $15,535,000 on our proved properties principally due to the significant decline in oil prices, drilling results, a change in our plans to develop acreage and increased likelihood that non-core oil and gas assets will be sold. Impairment charges are included in cost of oil and gas producing activities on our consolidated statements of income (loss) and comprehensive income (loss).
In 2015, we recorded a net loss of $706,000 on the sale of 109,000 net mineral acres leased from others and the disposition of 39 gross (7 net) producing oil and gas wells in Nebraska, Texas, Colorado, North Dakota and Oklahoma for total sales proceeds of $17,800,000.

Note 6 — Investment in Unconsolidated Ventures
At year-end 2015, we had ownership interests in 20 ventures that we account for using the equity method.
Combined summarized balance sheet information for our ventures accounted for using the equity method follows:

	Venture Assets		Venture Borrowings (a)		Venture Equity		Our Investment
	At Year-End
	2015	2014	2015	2014	2015	2014	2015	2014
	(In thousands)
242, LLC (b)	$26,687	$33,021	$—	$6,940	$24,877	$21,789	$11,766	$10,098
CL Ashton Woods, LP (d)	7,654	13,269	—	—	6,084	11,453	3,615	6,015
CL Realty, LLC	7,872	7,960	—	—	7,662	7,738	3,831	3,869
CREA FMF Nashville LLC (b)	58,002	40,014	51,028	29,660	4,291	5,987	3,820	5,516
Elan 99, LLC	34,327	10,070	14,721	1	15,838	9,643	14,255	8,679
FMF Littleton LLC	52,528	26,953	22,499	—	24,370	24,435	6,270	6,287
FMF Peakview LLC	48,908	43,638	30,524	23,070	16,828	17,464	3,447	3,575
FOR/SR Forsyth LLC	6,500	—	—	—	6,500	—	5,850	—
HM Stonewall Estates, Ltd. (d)	2,842	3,750	—	669	2,842	3,081	1,294	1,752
LM Land Holdings, LP (d)	32,008	25,561	7,752	4,448	22,751	18,500	9,664	9,322
MRECV DT Holdings LLC	4,215	—	—	—	4,215	—	3,807	—
MRECV Edelweiss LLC	2,237	—	—	—	2,237	—	2,029	—
MRECV Juniper Ridge	3,006	—	—	—	3,006	—	2,730	—
MRECV Meadow Crossing II LLC	728	—	—	—	728	—	655	—
Miramonte Boulder Pass, LLC	12,627	—	5,869	—	5,474	—	5,349	—
PSW Communities, LP	—	16,045	—	10,515	—	4,415	—	3,924
TEMCO Associates, LLC	5,284	11,756	—	—	5,113	11,556	2,557	5,778
Other ventures (e)	4,201	8,453	2,269	26,944	1,922	(25,614)	1,514	190
	$309,626	$240,490	$134,662	$102,247	$154,738	$110,447	$82,453	$65,005

Combined summarized income statement information for our ventures accounted for using the equity method follows:

	Revenues			Earnings (Loss)			Our Share of Earnings (Loss)
	For the Year
	2015	2014	2013	2015	2014	2013	2015	2014	2013
	(In thousands)
242, LLC (b)	$20,995	$5,612	$6,269	$9,588	$2,951	$1,512	$4,919	$1,514	$805
CJUF III, RH Holdings (c)	—	2,168	120	—	(956)	(652)	—	(956)	(652)
CL Ashton Woods, LP (d)	9,820	5,431	9,018	3,881	1,748	2,660	5,000	2,471	4,169
CL Realty, LLC	856	1,573	1,603	424	1,068	1,028	212	534	514
CREA FMF Nashville LLC (b)	1,227	—	—	(1,696)	(163)	—	(1,696)	(163)	—
Elan 99, LLC	—	—	—	(49)	(87)	—	(44)	(78)	—
FMF Littleton LLC	120	—	—	(367)	(239)	—	(92)	(60)	—
FMF Peakview LLC	2,057	4	1	(1,116)	(410)	(252)	(223)	(83)	(50)
FOR/SR Forsyth LLC	—	—	—	—	—	—	—	—	—
HM Stonewall Estates, Ltd. (d)	3,990	1,728	2,922	1,881	613	1,082	952	248	452
LM Land Holdings, LP (d)	10,956	21,980	25,426	8,251	15,520	11,012	3,342	4,827	3,418
MRECV DT Holdings LLC	—	—	—	167	—	—	—	—	—
MRECV Edelweiss LLC	—	—	—	151	—	—	137	—	—
MRECV Juniper Ridge	—	—	—	106	—	—	—	—	—
Miramonte Boulder Pass, LLC	—	—	—	(250)	—	—	(125)	—	—
PSW Communities, LP	29,986	—	—	2,688	(86)	—	1,169	(76)	—
TEMCO Associates, LLC	9,485	2,155	630	2,358	494	96	1,179	247	48
Other ventures	36,237	1,792	5,994	33,303	4,835	176	1,278	260	33
	$125,729	$42,443	$51,983	$59,320	$25,288	$16,662	$16,008	$8,685	$8,737

_____________________

(a)	Total includes current maturities of $39,590,000 at year-end 2015, of which $6,798,000 is non-recourse to us, and $65,795,000 at year-end 2014, of which $42,566,000 is non-recourse to us.

(b)
Includes unamortized deferred gains on real estate contributed by us to ventures. We recognize deferred gains as income as real estate is sold to third parties. Deferred gains of $1,496,000 are reflected as a reduction to our investment in unconsolidated ventures at year-end 2015.

(c)
In 2014, we acquired full ownership in the Eleven venture for $21,500,000. The acquisition-date fair value was $55,275,000, including debt of $23,936,000. Our investment in the Eleven venture prior to acquiring our partner’s interest was $2,229,000.

(d)
Includes unrecognized basis difference of $34,000 which is reflected as a reduction of our investment in unconsolidated ventures at year-end 2015. This difference between estimated fair value of the equity investment and our capital account within the respective ventures at closing will be accreted as income or expense over the life of the investment and included in our share of earnings (loss) from the respective ventures.

(e)
Our investment in other ventures reflects our ownership interests generally ranging from 40 to 75 percent, excluding venture losses that exceed our investment where we are not obligated to fund those losses. Please read Note 16 — Variable Interest Entities for additional information.

In 2015, we invested $26,349,000 in these ventures and received $24,909,000 in distributions; in 2014, we invested $14,692,000 in these ventures and received $7,518,000 in distributions; and in 2013, we invested $857,000 in these ventures and received $9,854,000 in distributions. Distributions include both return of investments and distributions of earnings.
We provide construction and development services for some of these ventures for which we receive fees. Fees for these services were $1,856,000 in 2015, $2,275,000 in 2014 and $1,068,000 in 2013 and are included in real estate revenues.

Note 7 — Receivables
Receivables consist of:

	At Year-End
	2015	2014
	(In thousands)
Funds held by qualified intermediary for potential 1031 like-kind exchange	$14,703	$—
Oil and gas revenue accruals	3,745	7,293
Other receivables and accrued interest	2,448	6,505
Other loans secured by real estate, average interest rate of 11.31% at year-end 2015 and 4.41% at year-end 2014	2,130	1,737
Oil and gas joint interest billing receivables	867	5,738
Loan secured by real estate	—	3,574
	23,893	24,847
Allowance for bad debts	(237)	(258)
	$23,656	$24,589
In 2015, funds held by qualified intermediary are related to proceeds received from selling 6,915 acres of undeveloped land pending completion of a potential like-kind exchange.
In 2011, we acquired a non-performing loan that was secured by a lien on developed and undeveloped real estate located near Houston designated for single-family residential and commercial development. In 2015, the loan was paid in full and we received principal payments of $4,394,000 and interest payments of $49,000.
Estimated accretable yield is as follows:

	At Year-End
	2015	2014
	(In thousands)
Beginning of year	$839	$8,908
Change in accretable yield due to change in timing of estimated cash flows	30	(166)
Interest income recognized	(869)	(7,903)
	$—	$839
Other loans secured by real estate generally are secured by a deed of trust and due within three years.

Note 8 — Debt
Debt consists of:

	At Year-End
	2015	2014
	(In thousands)
8.50% senior secured notes due 2022	230,560	250,000
3.75% convertible senior notes due 2020, net of discount	106,762	103,194
6.00% tangible equity units, net of discount	8,768	17,154
Secured promissory notes — average interest rates of 3.42% at year-end 2015 and 3.17% at year-end 2014	15,400	15,400
Other indebtedness due through 2018 at variable and fixed interest rates ranging from 2.19% to 5.50%	28,292	46,996
	$389,782	$432,744
At year-end 2015, our senior secured credit facility provides for a $300,000,000 revolving line of credit maturing May 15, 2017. The revolving line of credit may be prepaid at any time without penalty. The revolving line of credit includes a $100,000,000 sublimit for letters of credit, of which $15,899,000 is outstanding at year-end 2015. Total borrowings under our senior secured credit facility (including the face amount of letters of credit) may not exceed a borrowing base formula. At year-end 2015, we had $284,101,000 in net unused borrowing capacity under our senior credit facility.
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
Our debt agreements contain financial covenants customary for such agreements including minimum levels of interest coverage and limitations on leverage. In third quarter 2015, we received a waiver of the consolidated tangible net worth maintenance covenant requirement of our senior credit facility. At year-end 2015, our tangible net worth requirement was $379,044,000 plus 85 percent of the aggregate net proceeds received by us from any equity offering, plus 75 percent of all positive net income, on a cumulative basis. At year-end 2015, there were no adjustments to the tangible net worth requirement for net proceeds from equity offerings or positive net income on a cumulative basis. The tangible net worth requirement is recalculated on a quarterly basis.
On December 30, 2015, we amended our senior secured credit facility to reduce the interest coverage ratio from 2.50:1.0 to 2.25:1.0 for the quarters ending December 31, 2015 and March 31, 2016. Thereafter, the interest coverage ratio returns to 2.50:1.0. At year-end 2015, we were in compliance with the financial covenants of these agreements.
We may elect to make distributions to stockholders so long as the total leverage ratio is less than 40 percent, the interest coverage ratio is greater than 3.0:1.0 and available liquidity is not less than $125,000,000. Effective December 30, 2015, the senior secured credit facility was amended to provide that we may make distributions in an aggregate amount not to exceed $50,000,000 to be funded from up to 65% of the net proceeds from sales of multifamily properties and non-core assets, such as the Radisson Hotel & Suites in Austin, and any oil and gas properties. The amendment provides us the flexibility to repurchase stock or pay a special dividend should our Board of Directors determine that we should do so, though no such decisions have been made at this time.
In 2014, we issued $250,000,000 aggregate principal of 8.50% Senior Secured Notes due 2022 (Notes). The Notes will mature on June 1, 2022 and interest on the Notes is payable semiannually at a rate of 8.5 percent per annum in arrears. Net proceeds from issuance of the Notes were used to repay our $200,000,000 senior secured term loan. In December 2015, we purchased $19,440,000 principal amount of Notes at 97% of face value, resulting in a gain of $589,000 on the early extinguishment of the retired Notes, offset by the write-off of unamortized debt issuance costs of $506,000 allocated to the retired Notes.
In 2013, we issued $125,000,000 aggregate principal amount of 3.75% convertible senior notes due 2020 (Convertible Notes). Interest on the Convertible Notes is payable semiannually at a rate of 3.75 percent per annum and they mature on March 1, 2020. The Convertible Notes have an initial conversion rate of 40.8351 per $1,000 principal amount. The initial conversion rate is subject to adjustment upon the occurrence of certain events. Prior to November 1, 2019, the Convertible Notes are convertible only upon certain circumstances, and thereafter are convertible at any time prior to the close of business on the second scheduled trading day prior to maturity. If converted, holders will receive cash, shares of our common stock or a combination thereof at our election. We intend to settle the principal amount of the Convertible Notes in cash upon conversion, with any excess conversion value to be settled in shares of our common stock. At year-end 2015, unamortized debt discount of our Convertible Notes was $18,238,000.
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
At year-end 2015, secured promissory notes include a $15,400,000 loan collateralized by a 413 guest room hotel located in Austin with a carrying value of $33,621,000.
At year-end 2015, other indebtedness principally include a senior secured construction loan for one multifamily property for $23,936,000 related to a 257-unit multifamily project in Austin with a carrying value of $51,035,000 at year-end 2015. The decrease in other indebtedness is principally related to the sale of Midtown Cedar Hill and the payoff of the related debt of $24,166,000.

At year-end 2015 and 2014, we have $11,034,000 and $15,168,000 in unamortized deferred fees which are included in other assets. Amortization of deferred financing fees was $4,002,000 in 2015, $3,845,000 in 2014 and $3,050,000 in 2013 and is included in interest expense.
Debt maturities during the next five years are: 2016 — $27,973,000; 2017 — $551,000; 2018 — $23,936,000; 2019 — $0; 2020 — $106,762,000 and thereafter — $230,560,000.

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
Information about our fixed rate financial instruments not measured at fair value follows:

	Year-End 2015		Year-End 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Technique
	(In thousands)
Recurring Fair Value Measurements:
Loan secured by real estate	$—	$—	$3,574	$4,859	Level 2
Fixed rate debt	$(346,090)	$(321,653)	$(370,348)	$(359,131)	Level 2
Non-financial assets measured at fair value on a non-recurring basis principally include real estate assets, proved oil and gas properties, goodwill and intangible assets, which are measured for impairment.
In 2015, we recognized proved properties oil and gas non-cash impairment charges of $107,140,000 primarily in North Dakota, Nebraska and Kansas principally due to a significant decline in oil and gas prices and the likelihood these assets will be sold. The fair value of these properties was determined using Level 3 inputs and income valuation method based on estimated future commodity prices and our various operational assumptions. In instances where a third party bid was received for a combination of proved and unproved properties, an estimate of the allocation of bid prices was performed and fair value was adjusted accordingly. Included in proved oil and gas non-cash impairments were impairments associated with properties that were sold in fourth quarter 2015. In addition, in 2015 we recognized impairments of $57,691,000 for unproved leasehold interests as a result of continued decline in oil prices and our current plans to only allocate capital to these non-core assets to preserve values and optionality for ultimate sale. Fair value of certain unproved leasehold interests that were impaired were based on market comparables or where a third party bid was received for a combination of proved and unproved properties, an estimate of the allocation of fair value was performed which reduced the carrying value of these leasehold interests.
In 2015 and 2014, certain real estate assets were remeasured and reported at fair value due to events or circumstances that indicated the carrying value may not be recoverable. We determined estimated fair value based on the present value of future probability weighted cash flows expected from the sale of the long-lived asset or based on a third party appraisal of current value. As a result, we recognized non-cash asset impairment charges of $1,044,000 in 2015 associated with a residential development with golf course and country club property near Fort Worth which was sold in April 2015, one owned project near Atlanta where the remaining lots were sold in August 2015 and one owned entitled project in Atlanta. We had $399,000 non-cash impairment charges in 2014 associated with two owned entitled projects.

	Year-End 2015				Year-End 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Non-recurring Fair Value Measurements:
Proved oil and gas properties	$—	$—	$39,000	$39,000	$—	$—	$3,655	$3,655
Unproved leasehold interests	$—	$—	$18,219	$18,219	$—	$—	$—	$—
Real estate	$—	$—	$641	$641	$—	$—	$970	$970

Note 10 — Capital Stock
In 2015, we accelerated the expiration date of our shareholder rights plan from December 11, 2017 to March 13, 2015, resulting in termination of the plan.
Please read Note 8 — Debt and Note 11 — Net Income (Loss) per Share for information about shares of common stock that could be issued under our 3.75% convertible senior notes due 2020 and our 6.00% tangible equity units.
Please read Note 17 — Share-Based and Long-Term Incentive Compensation for information about additional shares of common stock that could be issued under terms of our share-based compensation plans.
At year-end 2015, personnel of former affiliates held options to purchase 500,798 shares of our common stock. The options have a weighted average exercise price of $28.62 and a weighted average remaining contractual term of one year. At year-end 2015, the options have an aggregate intrinsic value of $0.
In 2015, we did not repurchase shares of our common stock. In 2014, we repurchased 1,491,187 shares of our common stock for $24,595,000. We have repurchased 3,493,332 shares of our common stock for $54,159,000 since we announced our 2009 strategic initiative of repurchasing up to 20 percent or up to 7,000,000 shares of our common stock.

Note 11 — Net Income (Loss) per Share
Basic and diluted earnings (loss) per share are computed using the two-class method. The two-class method is an earnings allocation formula that determines net income per share for each class of common stock and participating security. We have determined that our 6.00% tangible equity units are participating securities. Per share amounts are computed by dividing earnings available to common shareholders by the weighted average shares outstanding during each period.

The computations of basic and diluted earnings (loss) per share are as follows:

	For the Year
	2015	2014	2013
	(In thousands)
Numerator:
Consolidated net income (loss)	$(212,371)	$17,088	$35,061
Less: Net (income) attributable to noncontrolling interest	(676)	(505)	(5,740)
Income (loss) available for diluted earnings per share	$(213,047)	$16,583	$29,321
Less: Undistributed net income allocated to participating securities	—	(3,018)	(585)
Income (loss) available to common shareholders for basic earnings per share	$(213,047)	$13,565	$28,736

Denominator:
Weighted average common shares outstanding — basic	34,266	35,317	35,365
Weighted average common shares upon conversion of participating securities (a)	—	7,857	835
Dilutive effect of stock options, restricted stock and equity-settled awards	—	422	613
Total weighted average shares outstanding — diluted	34,266	43,596	36,813
Anti-dilutive awards excluded from diluted weighted average shares outstanding	10,864	2,238	1,803
 _____________________

(a)	Our earnings per share calculation reflects the weighted average shares issuable upon settlement of the prepaid stock purchase contract component of our 6.00% tangible equity units, issued in 2013.
The actual number of shares we may issue upon settlement of the stock purchase contract will be between 6,547,800 shares (the minimum settlement rate) and 7,857,000 shares (the maximum settlement rate) based on the applicable market value, as defined in the purchase contract agreement associated with issuance of the Units.
We intend to settle the principal amount of the Convertible Notes in cash upon conversion with any excess conversion value to be settled in shares of our common stock. Therefore, only the amount in excess of the par value of the Convertible Notes will be included in our calculation of diluted net income per share using the treasury stock method. As such, the Convertible Notes have no impact on diluted net income per share until the price of our common stock exceeds the conversion price of the Convertible Notes of $24.49. The average price of our common stock in 2015 did not exceed the conversion price which resulted in no additional diluted outstanding shares.

Note 12 — Income Taxes
Income tax (expense) benefit consists of:

	For the Year
	2015	2014	2013
	(In thousands)
Current tax provision:
U.S. Federal	$8,579	$(5,444)	$(6,004)
State and other	47	(1,569)	(2,066)
	8,626	(7,013)	(8,070)
Deferred tax provision:
U.S. Federal	(38,366)	(2,772)	1,148
State and other	(2,895)	1,128	(286)
	(41,261)	(1,644)	862
Income tax (expense) benefit	$(32,635)	$(8,657)	$(7,208)

A reconciliation of the federal statutory rate to the effective income tax rate on continuing operations follows:

	For the Year
	2015	2014	2013
Federal statutory rate (benefit)	(35%)	35%	35%
State, net of federal benefit	(1)	1	4
Valuation allowance	54	—	—
Recognition of previously unrecognized tax benefits	—	—	(15)
Noncontrolling interests	—	—	(5)
Goodwill	—	1	—
Charitable contributions	—	(1)	—
Oil and gas percentage depletion	—	(2)	(2)
Effective tax rate	18%	34%	17%
Our 2015 effective tax rate includes a 54 percent detriment from a valuation allowance recorded against our deferred tax asset and our 2013 effective tax rate includes a 15 percent benefit from recognition of $6,326,000 of previously unrecognized tax benefits upon lapse of the statute of limitations for a previously reserved tax position.
Significant components of deferred taxes are:

	At Year-End
	2015	2014
	(In thousands)
Deferred Tax Assets:
Real estate	$69,594	$79,244
Employee benefits	15,752	17,352
Net operating loss carryforwards	13,827	3,012
Oil and gas properties	5,510	—
AMT credits	3,620	—
Income producing properties	—	364
Oil and gas percentage depletion carryforwards	3,616	3,471
Accruals not deductible until paid	911	1,111
Other assets	139	—
Gross deferred tax assets	112,969	104,554
Valuation allowance	(97,068)	(384)
Deferred tax asset net of valuation allowance	15,901	104,170
Deferred Tax Liabilities:
Oil and gas properties	—	(49,905)
Undeveloped land	(7,588)	(4,937)
Convertible debt	(6,516)	(7,816)
Income producing properties	(2,257)	—
Timber	(577)	(888)
Gross deferred tax liabilities	(16,938)	(63,546)
Net Deferred Tax Asset (Liability)	$(1,037)	$40,624
At year-end 2015, we had approximately $37,500,000 and $43,900,000 of federal and state net operating loss carryforwards. Approximately $7,500,000 of the federal and $2,400,000 of the state net operating loss carryforwards were from our acquisition of Credo at third quarter 2012 and are subject to certain limitations. If not utilized, the federal carryforwards will expire in 2035 and the state carryforwards will expire in 2016 to 2035. We had approximately $9,800,000 of oil and gas percentage depletion carryforwards of which approximately $9,200,000 were a result of our acquisition of Credo and are subject to certain limitations. The percentage depletion and AMT credit carryforwards do not expire.
Our deferred tax asset on oil and gas properties includes the effect of impairments recorded in 2015.
Goodwill associated with our acquistion of Credo is not deductible for income tax purposes.
The increase in valuation allowance for the year 2015 was principally due to oil and gas impairments. In determining our valuation allowance, we assessed available positive and negative evidence to estimate whether sufficient future taxable income would be generated to permit use of the existing deferred tax asset. A significant piece of objective evidence was the cumulative loss incurred over the three-year period ended December 31, 2015, principally driven by impairments of oil and gas properties. Such evidence limited our ability to consider other subjective evidence, such as our projected future taxable income.

The amount of deferred tax asset considered realizable could be adjusted if negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence, such as our projected future taxable income.
We file income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. We are no longer subject to U.S. federal income tax examinations for years before 2012 and state examinations for years before 2011.
A reconciliation of the beginning and ending amount of tax benefits not recognized for book purposes is as follows:

	At Year-End
	2015	2014	2013
	(In thousands)
Balance at beginning of year	$—	$—	$5,831
Reductions for tax positions of prior years	—	—	—
Reductions due to lapse of statute of limitations	—	—	(5,831)
Balance at end of year that would affect the annual effective tax rate if recognized	$—	$—	$—
We recognize interest accrued related to unrecognized tax benefits in income tax expense. In 2015, 2014 and 2013, we recognized approximately $0, $0 and $75,000 in interest expense. At year-end 2015 and 2014, we have no accrued interest or penalties.

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
On October 4, 2014, James Huffman, a former director and CEO of CREDO Petroleum Corporation (Credo), which we acquired in 2012 and is now known as Forestar Petroleum Corporation, filed Huffman vs. Forestar Petroleum Corporation, Case Number 14CV33811, Civil Division, District Court for the City and County of Denver, Colorado. Prior to his retirement from Credo, Huffman participated in an employee compensation program under which he received overriding royalty interests (ORRI) in certain leases or wells in which Credo had an interest. Huffman claims entitlement to ORRI on nearly all North Dakota leases, none of which were assigned by Credo to Huffman prior to his retirement, and to ORRI on several Kansas and Nebraska leases. Huffman is seeking to have ORRI assigned to him. We believe Huffman’s claims are without merit and are vigorously defending the case. We are unable to estimate a possible loss or range of possible loss for this matter because of, among other factors, (i) significant unresolved questions of fact, including the time period covered by Huffman’s claims, (ii) discovery remaining to be conducted by both parties; (iii) impact of our counterclaims against Huffman, and (iv) any other factors that may have a material effect on the litigation.
Environmental
Environmental remediation liabilities arise from time to time in the ordinary course of doing business, and we believe we have established adequate reserves for any probable losses that we can reasonably estimate. We own 288 acres near Antioch, California, portions of which were sites of a former paper manufacturing operation that are in remediation. We have received certificates of completion on all but one 80 acre tract, a portion of which includes subsurface contamination. In 2015, we increased our reserves for environmental remediation by $689,000 due to additional testing and remediation requirements by state regulatory agencies. At year-end 2015, our accrued liability to complete remediation activities was $682,000, which is included in other accrued expenses. It is possible that remediation or monitoring activities could be required in addition to those included within our estimate, but we are unable to determine the scope, timing or extent of such activities.
We have asset retirement obligations related to the abandonment and site restoration requirements that result from the acquisition, construction and development of oil and gas properties. We record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Accretion expense related to the asset retirement obligation and depletion expense related to capitalized asset retirement cost is included in cost of oil and gas producing activities on our consolidated statements of income (loss) and comprehensive income (loss). At year-end 2015, our asset retirement obligation was $1,758,000, which is included in other liabilities.

Note 14 — Commitments and Other Contingencies
We lease facilities and equipment under non-cancelable long-term operating lease agreements. In addition, we have various obligations under other office space and equipment leases of less than one year. Rent expense on facilities and equipment was $3,872,000 in 2015, $2,617,000 in 2014 and $2,374,000 in 2013. Future minimum rental commitments under non-cancelable operating leases having a remaining term in excess of one year are: 2016 — $2,696,000; 2017 — $2,738,000; 2018 — $1,706,000; 2019 — $170,000; 2020 — $174,000 and thereafter —$59,000.
We have two years remaining on groundwater leases of about 20,000 acres. At year-end 2015, the remaining contractual obligation for these groundwater leases is $1,009,000.
We lease approximately 32,000 square feet of office space in Austin, Texas, which we occupy as our corporate headquarters. The remaining contractual obligation for this lease is $4,212,000. We also lease office space in several other locations in support of our business operations with approximately 21,000 square feet in Denver, Colorado. The total remaining contractual obligations for these leases is $2,269,000.
We may provide performance bonds and letters of credit on behalf of certain ventures that would be drawn on due to failure to satisfy construction obligations as general contractor or for failure to timely deliver streets and utilities in accordance with local codes and ordinances.

Unallocated Severance-related Costs
In connection with the departures of our former CEO and CFO in September 2015, we recorded severance-related charges of $3,314,000 which are included in general and administrative expense on our consolidated statements of income (loss) and comprehensive income (loss). We paid $2,732,000 of these severance-related charges in fourth quarter 2015 with the balance to be paid in 2016.

Oil and Gas Restructuring Costs
In connection with review of strategic alternatives with respect to our oil and gas business and the determination it is a non-core business that we will be exiting over time, we offered retention bonuses to key personnel provided they remained our employees through December 2015. We expensed retention bonus costs over the retention period. In 2015, we incurred severance expenses related to staff reductions, paid a portion of the 2014 accrual under written severance agreements and incurred costs associated with closure of our Fort Worth office. Office closure costs include a $1,750,000 lease termination charge and $391,000 for write off of leasehold improvements which were partially offset by a deferred lease credit of $364,000. These restructuring costs are included in other operating expense on our consolidated statements of income (loss) and comprehensive income (loss). We may incur additional costs related to our initiatives to exit non-core oil and gas assets.
The following table summarizes activity related to liabilities associated with our oil and gas restructuring activities in 2015:

	Employee-Related Costs	Lease Termination Charge	Total
	(In thousands)
Balance at year-end 2014	$(2,367)	$—	$(2,367)
Additions	(2,047)	(1,750)	(3,797)
Payments	3,365	1,750	5,115
Balance at year-end 2015	$(1,049)	$—	$(1,049)

Note 15 — Segment Information
We manage our operations through three business segments: real estate, oil and gas and other natural resources. Real estate secures entitlements and develops infrastructure on our lands for single-family residential and mixed-use communities, and manages our undeveloped land, commercial and income producing properties, primarily a hotel and our multifamily properties. Oil and gas is an independent oil and gas exploration, development and production operation and manages our owned and leased mineral interests. Other natural resources manages our timber, recreational leases and water resource initiatives.
We evaluate performance based on segment earnings (loss) before unallocated items and income taxes. Segment earnings (loss) consist of operating income, equity in earnings (loss) of unconsolidated ventures, gain on sales of assets, interest income on loans secured by real estate and net (income) loss attributable to noncontrolling interests. Items not allocated to our business segments consist of general and administrative expense, share-based and long-term incentive compensation, gain on sale of strategic timberland, interest expense and other corporate non-operating income and expense. The accounting policies of the segments are the same as those described in Note 1 — Summary of Significant Accounting Policies. Our revenues are derived from our U.S. operations and all of our assets are located in the U.S. In 2015, 2014 and 2013, no single customer accounted for more than 10 percent of our total revenues, other than the customers associated with the sale of our multifamily projects Midtown Cedar Hill and Promesa in 2015 and 2013.

	Real Estate	Oil and Gas	Other Natural Resources	Items Not Allocated to Segments		Total
	(In thousands)
For the year or at year-end 2015
Revenues	$202,830	$52,939	$6,652	$—		$262,421
Depreciation, depletion and amortization	7,605	28,774	540	8,166		45,085
Equity in earnings of unconsolidated ventures	15,582	275	151	—		16,008
Income (loss) before taxes	67,678	(184,396)	(608)	(63,086)	(a)	(180,412)
Total assets	691,406	144,436	19,106	125,565		980,513
Investment in unconsolidated ventures	82,453	—	—	—		82,453
Capital expenditures (b)	13,644	49,776	745	242		64,407
For the year or at year-end 2014
Revenues	$213,112	$84,300	$9,362	$—		$306,774
Depreciation, depletion and amortization	3,741	29,442	497	8,035		41,715
Equity in earnings of unconsolidated ventures	8,068	586	31	—		8,685
Income (loss) before taxes	96,906	(22,686)	5,499	(54,479)	(a)	25,240
Total assets	654,774	342,703	22,531	238,191		1,258,199
Investment in unconsolidated ventures	65,005	—	—	—		65,005
Capital expenditures (b)	28,980	103,385	5,817	616		138,798
For the year or at year-end 2013
Revenues	$248,011	$72,313	$10,721	$—		$331,045
Depreciation, depletion and amortization	3,117	19,552	651	6,660		29,980
Equity in earnings of unconsolidated ventures	8,089	592	56	—		8,737
Income (loss) before taxes	68,454	18,859	6,507	(57,291)	(a)	36,529
Total assets	582,802	312,553	23,478	253,319		1,172,152
Investment in unconsolidated ventures	41,147	—	—	—		41,147
Capital expenditures (b)	7,265	97,696	2,720	216		107,897

 _____________________

(a)	Items not allocated to segments consist of:

	For the Year
	2015	2014	2013
	(In thousands)
General and administrative expense	$(24,802)	$(21,229)	$(20,597)
Share-based and long-term incentive compensation expense	(4,474)	(3,417)	(16,809)
Interest expense	(34,066)	(30,286)	(20,004)
Other corporate non-operating income	256	453	119
	$(63,086)	$(54,479)	$(57,291)

(b)	Consists of expenditures for oil and gas properties and equipment, commercial and income producing properties, property, plant and equipment and reforestation of timber.

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
At year-end 2015, we have two VIEs. We account for these VIEs using the equity method and we are not the primary beneficiary. Although we have certain rights regarding major decisions, we do not have the power to direct the activities that are most significant to the economic performance of these VIEs. At year-end 2015, these VIEs have total assets of $62,187,000, substantially all of which represent developed and undeveloped real estate and total liabilities of $55,989,000, which includes $2,269,000 of borrowings classified as current maturities. These amounts are included in the summarized balance sheet information for ventures accounted for using the equity method in Note 6 — Investment in Unconsolidated Ventures. At year-end 2015, our investment is $5,322,000 and is included in investment in unconsolidated ventures. In 2015, we contributed $148,000 to these VIEs. Our maximum exposure to loss related to one of these VIEs is estimated at $3,780,000, which exceeds our investment as we have a nominal general partner interest and could be held responsible for its liabilities. The maximum exposure to loss represents the maximum loss that we could be required to recognize assuming all the ventures’ assets (principally real estate) are worthless, without consideration of the probability of a loss or of any actions we may take to mitigate any such loss.
In 2014, we acquired our partner's noncontrolling interests in the Lantana partnerships for $7,971,000. Prior to acquisition of the noncontrolling interests, we were the primary beneficiary of all but one of the Lantana partnerships which were VIEs and consolidated in our financial statements. We adjusted the carrying amount of noncontrolling interests to reflect the change in our ownership interest in the partnerships. The difference between the consideration paid and the carrying amount of the noncontrolling interests acquired is recognized as an adjustment to additional paid in capital attributable to Forestar, net of deferred taxes of $1,729,000.

Note 17 — Share-Based and Long-Term Incentive Compensation
Share-based and long-term incentive compensation expense consists of:

	For the Year
	2015	2014	2013
	(In thousands)
Cash-settled awards	$(3,127)	$(3,710)	$7,774
Equity-settled awards	5,026	5,168	4,281
Restricted stock	(8)	(25)	538
Stock options	2,355	1,984	4,216
Total share-based compensation	$4,246	$3,417	$16,809
Deferred cash	228	—	—
	$4,474	$3,417	$16,809
Share-based and long-term incentive compensation expense is included in:

	For the Year
	2015	2014	2013
	(In thousands)
General and administrative	$2,451	$1,001	$7,779
Other operating	2,023	2,416	9,030
	$4,474	$3,417	$16,809
Excluded from share-based compensation expense in the table above are fees earned by directors in the amount of $1,203,000 for 2015, $906,000 for 2014 and $876,000 for 2013 for which they elected to defer payment until retirement in the form of share-settled units. These expenses are included in general and administrative expense on our consolidated statements of income (loss) and comprehensive income (loss).
Share-Based Compensation
The fair value of awards granted to retirement-eligible employees and expensed at the date of grant was $517,000 in 2015, $760,000 in 2014 and $590,000 in 2013. Unrecognized share-based compensation expense related to non-vested equity-settled awards, restricted stock and stock options is $5,109,000 at year-end 2015. The weighted average period over which this amount will be recognized is estimated to be two years. We did not capitalize any share-based compensation in 2015, 2014 or 2013.
In 2015 and 2014, we issued 288,089 and 215,561 shares out of our treasury stock associated with vesting of stock-based awards or exercise of stock options, net of 51,521 and 55,238 shares withheld having a value of $762,000 and $1,043,000 for payroll taxes in connection with vesting of stock-based awards or exercise of stock options which are reflected in financing activities in our consolidated statements of cash flows.
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
Cash-settled awards granted to our directors in the form of restricted stock units are fully vested at the time of grant and payable upon retirement.

The following table summarizes the activity of cash-settled restricted stock unit awards in 2015:

	Equivalent Units	Weighted Average Grant Date Fair Value
	(In thousands)	(Per unit)
Non-vested at beginning of period	185	$18.49
Granted	60	13.26
Vested	(117)	18.26
Forfeited	(11)	18.83
Non-vested at end of period	117	16.00
The weighted average grant date fair value of cash-settled restricted stock unit awards was $18.96 per unit for 2014 and $18.70 per unit for 2013. The fair value of cash-settled restricted stock unit awards settled was $2,469,000 in 2015, $2,286,000 in 2014, and $3,780,000 in 2013. The aggregate current value of non-vested awards is $1,286,000 at year-end 2015 based on a year-end stock price of $10.94.
The following table summarizes the activity of cash-settled stock appreciation rights in 2015:

	Rights Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (Current Value Less Exercise Price)
	(In thousands)	(Per share)	(In years)	(In thousands)
Balance at beginning of period	458	$12.54	4	$1,732
Granted	90	14.08
Exercised	(39)	9.29
Forfeited	(22)	15.00
Balance at end of period	487	12.97	4	404
Exercisable at end of period	414	12.77	3	404
The intrinsic value of cash-settled stock appreciation rights settled was $206,000 in 2015, $1,181,000 in 2014 and $3,458,000 in 2013.
The fair value of accrued cash-settled awards at year-end 2015 and year-end 2014 were $3,757,000 and $9,560,000 and is included in other liabilities in our consolidated balance sheets.
Equity-settled awards
Equity-settled awards granted to our employees include restricted stock units (RSU), which vest after three years from the date of grant, market-leveraged stock units (MSU), which vest after three years from date of grant and performance stock units (PSU), which generally vest after three years from the date of grant if certain performance goals are met. Equity settled awards in the form of restricted stock units granted to our directors are fully vested at time of grant and settled upon retirement. The following table summarizes the activity of equity-settled awards in 2015:

	Equivalent Units	Weighted Average Grant Date Fair Value
	(In thousands)	(Per unit)
Non-vested at beginning of period	710	$19.24
Granted	395	12.99
Vested	(340)	14.23
Forfeited	(134)	18.18
Non-vested at end of period	631	18.25
In 2015, we granted 234,000 MSU awards. These awards will be settled in common stock based upon our stock price performance over three years from the date of grant. The number of shares to be issued could range from a high of 351,000 shares if our stock price increases by 50 percent or more, to 117,000 shares if our stock price decreases by 50 percent, or could be zero if our stock price decreases by more than 50 percent, the minimum threshold performance. We estimate the grant date fair value of MSU awards using a Monte Carlo simulation pricing model and the following assumptions:

	For the Year
	2015	2014	2013
Expected stock price volatility	32.9%	42.2%	42.2%
Risk-free interest rate	1.0%	0.7%	0.4%
Expected dividend yield	—%	—%	—%
Weighted average grant date fair value of MSU awards (per unit)	$15.11	$20.38	$21.09
The weighted average grant date fair value of equity-settled awards (RSU, MSU, PSU) per unit in 2015, 2014 and 2013 was $12.99, $19.18 and $20.21. The fair value of equity-settled awards settled was $4,451,000, $3,119,000 and $8,000 in 2015, 2014 and 2013.
Unrecognized share-based compensation expense related to non-vested equity-settled awards is $3,258,000 at year-end 2015. The weighted average period over which this amount will be recognized is estimated to be two years.
Restricted stock awards
Restricted stock awards generally vest over three years, typically if we achieve a minimum one percent annualized return on assets over such three-year period. The following table summarizes the activity of restricted stock awards in 2015:

	Restricted Shares	Weighted Average Grant Date Fair Value
	(In thousands)	(Per unit)
Non-vested at beginning of period	17	$17.56
Granted	—	—
Vested	(7)	14.59
Forfeited	(6)	19.00
Non-vested at end of period	4	20.55
The fair value of our restricted stock awards settled in 2015, 2014 and 2013 was $88,000, $341,000 and $3,002,000.
Unrecognized share-based compensation expense related to non-vested restricted stock awards is $14,000 at year-end 2015. The weighted average period over which this amount will be recognized is estimated to be one year.
Stock options
Stock options have a ten-year term, generally become exercisable ratably over four years and provide for accelerated or continued vesting upon retirement, death, disability or if there is a change in control. In 2015 and 2013, options were granted with an exercise price equal to the market value of our stock on the date of grant. We did not grant any options in 2014. The following table summarizes the activity of stock option awards in 2015:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (Current Value Less Exercise Price)
	(In thousands)	(Per share)	(In years)	(In thousands)
Balance at beginning of period	1,861	$20.74	6	$643
Granted	413	13.86
Exercised	—	—
Forfeited	(103)	18.01
Balance at end of period	2,171	19.56	5	156
Exercisable at end of period	1,687	20.83	4	156

We estimate the grant date fair value of stock options that do not have a market condition using the Black-Scholes option pricing model and the following assumptions:

	For the Year
	2015	2013
Expected stock price volatility	45.6%	66.8%
Risk-free interest rate	1.8%	1.4%
Expected life of options (years)	6	6
Expected dividend yield	—%	—%
Weighted average grant date fair value of options (per share)	$6.51	$11.47
We determine the expected life using the simplified method which utilizes the midpoint between the vesting period and the contractual life of the awards. The expected stock price volatility utilizes our historical volatility for a period corresponding to the expected life of the options.
Stock option awards granted in third quarter 2015 in connection with management promotions have a ten-year term, vest ratably over three years and are exercisable only when our stock price exceeds $17.50 per share. We estimated the fair value of these options with market conditions using Monte Carlo simulation pricing model and the following assumptions:

For the Year
2015
Expected stock price volatility	61.4%
Risk-free interest rate	2.2%
Expected dividend yield	—%
Weighted average grant date fair value of options (per share)	$7.87
The fair value of vested stock options was $0 in 2015, $21,000 in 2014 and $1,355,000 in 2013. The intrinsic value of options exercised was $0 in 2015, $568,000 in 2014 and $562,000 in 2013. Unrecognized share-based compensation expense related to non-vested stock options is $1,837,000 at year-end 2015. The weighted average period over which this amount will be recognized is estimated to be two years.
Pre-Spin Awards
Certain of our employees participated in Temple-Inland’s share-based compensation plans. In conjunction with our 2007 spin-off, these awards were equitably adjusted into separate awards of the common stock of Temple-Inland and the spin-off entities.
The intrinsic value of pre-spin awards exercised was $24,000 in 2015, $352,000 in 2014 and $1,382,000 in 2013.
Pre-spin stock option awards to our employees to purchase our common stock have a ten-year term, generally become exercisable ratably over four years and provide for accelerated or continued vesting upon retirement, death, disability or if there is a change in control. At year-end 2015, there were 44,000 pre-spin awards outstanding and exercisable on our stock with a weighted average exercise price of $28.89 and weighted average remaining term of one year.
Long-Term Incentive Compensation
In 2015, we granted $587,000 of long-term incentive compensation in the form of deferred cash compensation. Deferred cash will be paid out after the earlier of three years or the employee's retirement eligibility date and the expense is recognized ratably over the vesting period. The accrued liability was $225,000 at year-end 2015 and is included in other liabilities.

Note 18 — Retirement Plans
Our defined contribution retirement plans include a 401(k) plan, which is funded, and a supplemental plan for certain employees, which is unfunded. The expense of our defined contribution retirement plans was $1,255,000 in 2015, $1,651,000 in 2014 and $1,456,000 in 2013. The unfunded liability for our supplemental plan was $802,000 at year-end 2015 and $715,000 at year-end 2014 and is included in other liabilities.

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
We engaged independent petroleum engineers, Netherland, Sewell & Associates, Inc., to assist in preparing estimates of our proved oil and gas reserves, all of which are located in the U.S., and future net cash flows as of year-end 2015, 2014 and 2013.
These estimates were based on the economic and operating conditions existing at year-end 2015, 2014 and 2013. Proved developed reserves are those quantities of petroleum from existing wells and facilities, which by analysis of geosciences and engineering data, can be estimated with reasonable certainty to be commercially recoverable, from a given date forward for known reservoirs and under defined economic conditions, operating methods and government regulations.
SEC rules require disclosure of proved reserves using the twelve-month average beginning-of-month price (which we refer to as the average price) for the year. These same average prices also are used in calculating the amount of (and changes in) future net cash inflows related to the standardized measure of discounted future net cash flows.
For 2015, 2014 and 2013, the average spot price per barrel of oil based on the West Texas Intermediate Crude price is $50.28, $94.99 and $96.91 and the average price per MMBTU of gas based on the Henry Hub spot market is $2.59, $4.35 and $3.67. All prices were then adjusted for quality, transportation fees and regional price differentials.
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

Estimated Quantities of Proved Oil and Gas Reserves
Estimated quantities of proved oil and gas reserves are summarized as follows:

	Reserves
	Oil (a) (Barrels)	Gas (Mcf)
	(In thousands)
Consolidated entities:
Year-end 2012	3,220	11,722
Revisions of previous estimates	182	1,243
Extensions and discoveries	3,085	2,046
Acquisitions	35	531
Production	(698)	(1,912)
Year-end 2013	5,824	13,630
Revisions of previous estimates	608	293
Extensions and discoveries	2,191	774
Acquisitions	85	31
Sales	(105)	(218)
Production	(931)	(1,861)
Year-end 2014	7,672	12,649
Revisions of previous estimates	(855)	(1,675)
Extensions and discoveries	224	173
Acquisitions	—	—
Sales	(704)	(1,223)
Production	(1,158)	(1,967)
Year-end 2015	5,179	7,957
Our share of ventures accounted for using the equity method:
Year-end 2012	—	2,572
Revisions of previous estimates	—	7
Production	—	(247)
Year-end 2013	—	2,332
Revisions of previous estimates	—	(382)
Production	—	(199)
Year-end 2014	—	1,751
Revisions of previous estimates	—	(320)
Production	—	(168)
Year-end 2015	—	1,263
Total consolidated and our share of equity method ventures:
Year-end 2013
Proved developed reserves	3,893	13,717
Proved undeveloped reserves	1,931	2,245
Total Year-end 2013	5,824	15,962
Year-end 2014
Proved developed reserves	5,269	12,599
Proved undeveloped reserves	2,403	1,801
Total Year-end 2014	7,672	14,400
Year-end 2015
Proved developed reserves	5,179	9,220
Proved undeveloped reserves	—	—
Total Year-end 2015	5,179	9,220
 _____________________

(a)	Includes natural gas liquids (NGLs).

We do not have any estimated reserves of synthetic oil, synthetic gas or products of other non-renewable natural resources that are intended to be upgraded into synthetic oil and gas.
In 2015, oil and gas properties having reserves consisting of approximately 704,000 barrels of oil and 1,223,000 Mcf of gas located primarily in the Texas Panhandle and Bakken/Three Forks formations were sold. Due to the significant decline in oil and gas prices during 2015, net negative revisions of previous estimates were 855,000 barrels of oil and 1,995,000 Mcf of gas. At year-end 2015, we have no barrels of oil equivalent (BOE) of proved undeveloped (PUD) reserves based on our plan to exit non-core oil and gas working interest assets compared with 2,703,000 BOE of PUD reserves at year-end 2014.
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
In 2015, 2014 and 2013, reserve additions from new wells drilled and completed during the year are shown for both consolidated entities and ventures accounted for using the equity method under extensions and discoveries. There were 36 new well additions in 2015, 106 new well additions in 2014 and 88 new well additions in 2013.
Capitalized Costs Relating to Oil and Gas Producing Activities
Capitalized costs related to our oil and gas producing activities are as follows:

	At Year-End
	2015	2014
	(In thousands)
Consolidated entities:
Unproved oil and gas properties	$19,441	$90,446
Proved oil and gas properties	119,414	221,299
Total costs	138,855	311,745
Less accumulated depreciation, depletion and amortization	(58,242)	(48,252)
	$80,613	$263,493
We have not capitalized any costs for our share in ventures accounted for using the equity method.

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development
Costs incurred in oil and gas property acquisition, exploration and development activities, whether capitalized or expensed, follows:

	For the Year
	2015	2014	2013
	(In thousands)
Consolidated entities:
Acquisition costs
Proved properties	$—	$2,001	$—
Unproved properties	4,832	25,666	35,806
Exploration costs	17,922	39,399	10,486
Development costs	27,609	40,277	54,538
	$50,363	$107,343	$100,830
We have not incurred any costs for our share in ventures accounted for using the equity method. In 2015, acquisition of leasehold interests, exploration expenses, and development costs have decreased as a result of our increased focus on exiting and selling our leasehold working interests.

Standardized Measure of Discounted Future Net Cash Flows
Estimates of future cash flows from proved oil and gas reserves are shown in the following table. Estimated income taxes are calculated by applying the appropriate tax rates to the estimated future pre-tax net cash flows less depreciation of the tax basis of properties and the statutory depletion allowance.

	At Year-End
	2015	2014	2013
	(In thousands)
Consolidated entities:
Future cash inflows	$216,588	$665,657	$544,098
Future production and development costs	(93,623)	(271,735)	(231,801)
Future income tax expenses	(22,218)	(106,002)	(77,361)
Future net cash flows	100,747	287,920	234,936
10% annual discount for estimated timing of cash flows	(33,951)	(124,079)	(99,383)
Standardized measure of discounted future net cash flows	$66,796	$163,841	$135,553
Our share in ventures accounted for using the equity method:
Future cash inflows	$2,283	$6,186	$4,765
Future production and development costs	(245)	(664)	(512)
Future income tax expenses	(774)	(2,098)	(1,616)
Future net cash flows	1,264	3,424	2,637
10% annual discount for estimated timing of cash flows	(562)	(1,649)	(1,337)
Standardized measure of discounted future net cash flows	$702	$1,775	$1,300
Total consolidated and our share of equity method ventures	$67,498	$165,616	$136,853
Future net cash flows were computed using prices used in estimating proved oil and gas reserves, year-end costs, and statutory tax rates (adjusted for tax deductions) that relate to proved oil and gas reserves.

Changes in the standardized measure of discounted future net cash flow follows:

	For the Year
	Consolidated	Our Share of Equity Method Ventures	Total
	(In thousands)
Year-end 2012	$106,543	$1,413	$107,956
Changes resulting from:
Net change in sales prices and production costs	23,422	415	23,837
Net change in future development costs	(2,897)	—	(2,897)
Sales of oil and gas, net of production costs	(56,559)	(801)	(57,360)
Net change due to extensions and discoveries	54,539	—	54,539
Net change due to acquisition of reserves	1,160	—	1,160
Net change due to revisions of quantity estimates	8,673	6	8,679
Previously estimated development costs incurred	4,124	—	4,124
Accretion of discount	13,540	228	13,768
Net change in timing and other	(718)	(31)	(749)
Net change in income taxes	(16,274)	70	(16,204)
Aggregate change for the year	29,010	(113)	28,897
Year-end 2013	135,553	1,300	136,853
Changes resulting from:
Net change in sales prices and production costs	(1,064)	1,571	507
Net change in future development costs	1,308	—	1,308
Sales of oil and gas, net of production costs	(63,192)	(787)	(63,979)
Net change due to extensions and discoveries	58,228	—	58,228
Net change due to acquisition of reserves	2,778	—	2,778
Net change due to divestitures of reserves	(5,804)	—	(5,804)
Net change due to revisions of quantity estimates	15,303	(343)	14,960
Previously estimated development costs incurred	15,497	—	15,497
Accretion of discount	18,067	210	18,277
Net change in timing and other	4,198	115	4,313
Net change in income taxes	(17,031)	(291)	(17,322)
Aggregate change for the year	28,288	475	28,763
Year-end 2014	163,841	1,775	165,616
Changes resulting from:
Net change in sales prices and production costs	(136,536)	(1,112)	(137,648)
Net change in future development costs	92	—	92
Sales of oil and gas, net of production costs	(31,732)	(428)	(32,160)
Net change due to extensions and discoveries	11,747	—	11,747
Net change due to acquisition of reserves	—	—	—
Net change due to divestitures of reserves	(15,855)		(15,855)
Net change due to revisions of quantity estimates	(15,164)	(267)	(15,431)
Previously estimated development costs incurred	15,096	—	15,096
Accretion of discount	22,600	286	22,886
Net change in timing and other	4,018	(210)	3,808
Net change in income taxes	48,689	658	49,347
Aggregate change for the year	(97,045)	(1,073)	(98,118)
Year-end 2015	$66,796	$702	$67,498
Results of Operations for Oil and Gas Producing Activities
Our royalty interests are contractually defined and based on a percentage of production at prevailing market prices. We receive our percentage of production in cash. Similarly, for operating properties our working interests and the associated net revenue interests are contractually defined and we pay our proportionate share of the capital and operating costs to develop and operate the well and we market our share of the production. Our revenues fluctuate based on changes in the market prices for oil and gas, the decline in production from existing wells, and other factors affecting oil and gas exploration and production activities, including the cost of development and production.
Information about the results of operations of our oil and gas interests follows:

	For the Year
	2015	2014	2013
	(In thousands)
Consolidated entities
Revenues	$51,553	$82,919	$69,036
Production costs	(19,820)	(19,727)	(12,477)
Exploration costs	(11,864)	(17,416)	(10,486)
Depreciation, depletion, amortization	(28,774)	(29,442)	(19,552)
Non-cash impairment of proved oil and gas properties and unproved leasehold interests	(164,831)	(32,665)	(473)
Oil and gas administrative expenses	(11,700)	(17,000)	(14,407)
Accretion expense	(144)	(121)	(94)
Income tax expenses	14,717	13,398	(3,471)
Results of operations	(170,863)	(20,054)	8,076
Our share in ventures accounted for using the equity method:
Revenues	$428	$786	$801
Production costs	(102)	(105)	(123)
Oil and gas administrative expenses	(51)	(95)	(86)
Income tax expenses	21	(235)	(178)
Results of operations	$296	$351	$414
Total results of operations	$(170,567)	$(19,703)	$8,490
Production costs represent our share of oil and gas production severance taxes, and lease operating expenses. Exploration costs principally represent exploratory dry hole costs, geological and geophysical and seismic study costs.

Note 20 — Summary of Quarterly Results of Operations (Unaudited)
Summarized quarterly financial results for 2015 and 2014 follows:

	First Quarter (a)	Second Quarter (a)	Third Quarter (a)	Fourth Quarter (a)
	(In thousands, except per share amounts)
2015
Total revenues	$47,805	$57,430	$43,168	$114,018
Gross profit (loss)	17,289	(35,009)	(69,572)	8,341
Operating income (loss)	(7,737)	(52,714)	(94,751)	(9,482)
Equity in earnings of unconsolidated ventures	3,045	5,584	2,909	4,470
Income (loss) before taxes	(12,596)	(55,062)	(100,095)	(11,983)
Net income (loss) attributable to Forestar Group Inc.	(8,158)	(34,507)	(164,216)	(6,166)

Net income (loss) per share — basic	$(0.24)	$(1.01)	$(4.79)	$(0.18)
Net income (loss) per share — diluted	$(0.24)	$(1.01)	$(4.79)	$(0.18)

2014
Total revenues	$84,605	$83,013	$58,840	$80,316
Gross profit (loss)	35,025	33,261	19,606	(6,259)
Operating income (loss)	15,883	26,942	12,716	(16,783)
Equity in earnings of unconsolidated ventures	991	958	2,016	4,720
Income (loss) before taxes	13,665	22,799	7,994	(18,713)
Net income (loss) attributable to Forestar Group Inc.	8,334	14,822	5,227	(11,800)

Net income (loss) per share — basic	$0.20	$0.34	$0.12	$(0.34)
Net income (loss) per share — diluted	$0.19	$0.34	$0.12	$(0.34)
 _____________________
(a)Non-cash impairment charges for unproved leasehold interests and proved oil and gas properties included in our quarterly financial results are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands)
2015	$7	$45,938	$81,240	$37,646
2014	755	584	735	30,591

Note 21 — Subsequent Events
On January 28, 2016, we announced that our multifamily business is non-core. As a result, we plan to opportunistically exit our multifamily portfolio and no longer allocate capital to new communities in this business.
On February 4, 2016, we entered into a Purchase and Sale Agreement to sell the Radisson Hotel & Suites in Austin for $130,000,000. This transaction is subject to normal closing conditions and is expected to close in second quarter 2016.
On March 1, 2016, we sold our remaining Kansas and Nebraska oil and gas properties for $21,000,000, with a $2,000,000 contingency payment if the WTI oil price exceeds $60 Bbl for 60 consecutive trading days within one year following closing. We will incur an additional loss related to the sale of Kansas and Nebraska oil and gas properties due to allocation of goodwill on a relative fair value basis to the disposal group that constitutes a business.

Forestar Group Inc.
Schedule III — Consolidated Real Estate and Accumulated Depreciation
Year-End 2015
(In thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at End of Period
Description	Encumbrances	Land	Buildings & Improvements	Improvements less Cost of Sales and Other	Carrying Costs(a)	Land & Land Improvements	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
Entitled, Developed, and Under Development Projects:
ARIZONA
Pima County
Dove Mountain		$5,860		$3		$5,863		$5,863			2015
CALIFORNIA
Contra Costa County
San Joaquin River		12,225		(3,310)		8,915		8,915			(b)
COLORADO
Douglas County
Pinery West		7,308		3,691		10,999		10,999		2006	2006
Weld County
Buffalo Highlands		3,001		547		3,548		3,548		2006	2005
Johnstown Farms		2,749		4,024	$188	6,961		6,961		2002	2002
Stonebraker		3,878		(1,469)		2,409		2,409		2005	2005
GEORGIA
Cobb County
West Oaks		1,669		232		1,901		1,901		2015	2015
Paulding County
Harris Place		265		(111)		154		154			2012
Seven Hills		2,964		145		3,109		3,109			2012
MISSOURI
Clay County
Somerbrook		3,061		(218)	13	2,856		2,856		2003	2001
NORTH CAROLINA
Mecklenburg County
Walden		12,085		345		12,430		12,430			2015
SOUTH CAROLINA
Lancaster County
Ansley Park		5,089		574		5,663		5,663			2015
York County
Habersham		3,877		3,072	239	7,188		7,188		2014	2013

Forestar Group Inc.
Schedule III — Consolidated Real Estate and Accumulated Depreciation
Year-End 2015
(In thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at End of Period
Description	Encumbrances	Land	Buildings & Improvements	Improvements less Cost of Sales and Other	Carrying Costs(a)	Land & Land Improvements	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
TENNESEE
Williamson County
Morgan Farms		$6,841		$(552)	$166	$6,455		$6,455		2013	2013
Vickery Park		3,575		560		4,135		4,135			2015
Weatherford Estates		856		1,603		2,459		2,459		2015	2014
Wilson County
Beckwith Crossing		1,294		2,519		3,813		3,813		2015	2014
TEXAS
Bastrop County
Hunter’s Crossing		3,613		5,180	358	9,151		9,151		2001	2001
The Colony		8,726		15,206	161	24,093		24,093		1999	1999
Bexar County
Cibolo Canyons		17,305		40,243	1,202	58,750		58,750		2004	1986
Calhoun County
Caracol	$2,237	8,603		3,688	2,047	14,338		14,338		2006	2006
Collin County
Lakes of Prosper		8,951		(3,550)	180	5,581		5,581			2012
Maxwell Creek		9,904		(7,946)	635	2,593		2,593		2000	2000
Parkside		2,177		3,661		5,838		5,838		2014	2013
Timber Creek		7,282		9,137		16,419		16,419		2007	2007
Village Park		4,772		(4,765)	45	52		52			2012
Comal County
Oak Creek Estates		1,921		2,314	175	4,410		4,410		2006	2005
Dallas County
Stoney Creek		12,822		2,783	49	15,654		15,654		2007	2007
Denton County
Lantana		27,673		(7,382)		20,291		20,291		2000	1999
River's Edge		1,227		381		1,608		1,608			2014
The Preserve at Pecan Creek		5,855		(3,905)	436	2,386		2,386		2006	2005
Fort Bend County
Summer Lakes		4,269		968		5,237		5,237		2013	2012
Summer Park		4,804		57		4,861		4,861		2013	2012
Willow Creek Farms	459	3,479		(311)	90	3,258		3,258		2012	2012
Harris County
Barrington		8,950		(7,062)		1,888		1,888			2011
City Park	1,659	3,946		1,463	1,641	7,050		7,050		2002	2001
Imperial Forest		5,345		819		6,164		6,164		2015	2014

Forestar Group Inc.
Schedule III — Consolidated Real Estate and Accumulated Depreciation
Year-End 2015
(In thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at End of Period
Description	Encumbrances	Land	Buildings & Improvements	Improvements less Cost of Sales and Other	Carrying Costs(a)	Land & Land Improvements	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
Hays County
Arrowhead Ranch		$12,856		$6,537		$19,393		$19,393		2015	2007
Nueces County
Tortuga Dunes		12,080		9,670		21,750		21,750			2006
Tarrant County
Summer Creek Ranch		2,887		(1,601)		1,286		1,286			2012
The Bar C Ranch		1,365		3,258	$32	4,655		4,655			2012
Williamson County
La Conterra		4,024		(2,790)	293	1,527		1,527			2006
Westside at Buttercup Creek		13,149		(13,586)	488	51		51		1993	1993
Other		8,443		(4,097)	653	4,999		4,999
Total Entitled, Developed, and Under Development Projects	$4,355	$283,025	$—	$60,025	$9,091	$352,141	$—	$352,141	$—

Undeveloped Land and Land in Entitlement:
CALIFORNIA
Los Angeles County
Land In Entitlement Process		$3,950		$19,564		$23,514		$23,514			1997
GEORGIA
Bartow County
Undeveloped Land		4,057		(2,440)		1,617		1,617			(b)
Carroll County
Undeveloped Land		13,564		2,580		16,144		16,144			(b)
Cherokee County
Undeveloped Land		6,043		536		6,579		6,579			(b)
Coweta County
Undeveloped Land		3,089		1,343		4,432		4,432			(b)
Dawson County
Undeveloped Land		2,228		3,381		5,609		5,609			(b)
Gilmer County
Undeveloped Land		2,748		(62)		2,686		2,686			(b)
Haralson County
Undeveloped Land		195		88		283		283			(b)
Lumpkin County
Undeveloped Land		3,015		(93)		2,922		2,922			(b)
Paulding County
Undeveloped Land		7,494				7,494		7,494			(b)

Forestar Group Inc.
Schedule III — Consolidated Real Estate and Accumulated Depreciation
Year-End 2015
(In thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at End of Period
Description	Encumbrances	Land	Buildings & Improvements	Improvements less Cost of Sales and Other	Carrying Costs(a)	Land & Land Improvements	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
Pickens County
Undeveloped Land		$3,150		$(108)		$3,042		$3,042			(b)
Polk County
Undeveloped Land		2,354		(198)		2,156		2,156			(b)
TEXAS
Bexar County
Undeveloped Land				3,036		3,036		3,036			(b)
Harris County
Land in Entitlement Process		685		1,151		1,836		1,836			(b)
Other
Undeveloped Land		9,170		7,661		16,831		16,831			(b)
Total Undeveloped Land and Land in Entitlement	$—	$61,742	$—	$36,439	$—	$98,181	$—	$98,181	$—

Income Producing Properties:
NORTH CAROLINA
Mecklenburg County
Dillon		$5,779		$14,208		$19,987		$19,987			2012
TENNESSEE
Davidson County
Music Row		6,607		3,340		9,947		9,947			2014
TEXAS
Travis County
Eleven	$23,936	7,940	$45,956	—		7,940	$45,956	53,896	$(2,861)	2013	2014
Downtown Edge		11,202		1,504		12,706		12,706			2014
Radisson Hotel & Suites	15,400		10,603	52,286		—	62,889	62,889	(29,268)		(b)
West Austin		7,275		1,822		9,097		9,097			2014
Total Income Producing Properties	$39,336	$38,803	$56,559	$73,160	$—	$59,677	$108,845	$168,522	$(32,129)
Total	$43,691	$383,570	$56,559	$169,624	$9,091	$509,999	$108,845	$618,844	$(32,129)
  _____________________

(a)	We do not capitalize carrying costs until development begins.

(b)	The acquisition date is not available.

Reconciliation of real estate:

	2015	2014	2013
	(In thousands)
Balance at beginning of year	$607,133	$547,530	$545,370
Amounts capitalized	124,633	214,184	111,428
Amounts retired or adjusted	(112,922)	(154,581)	(109,268)
Balance at close of period	$618,844	$607,133	$547,530
Reconciliation of accumulated depreciation:

	2015	2014	2013
	(In thousands)
Balance at beginning of year	$(31,377)	$(28,066)	$(28,220)
Depreciation expense	(6,810)	(3,319)	(2,185)
Amounts retired or adjusted	6,058	8	2,339
Balance at close of period	$(32,129)	$(31,377)	$(28,066)

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
(a) Disclosure controls and procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934), as amended (or the Exchange Act)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Internal control over financial reporting
Management’s report on internal control over financial reporting and the report of our independent registered public accounting firm are included in Part II, Item 8 of this Annual Report on Form 10-K.
(c) Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Set forth below is certain information about the members of our Board of Directors:

Name	Age	Year First Elected to the Board	Principal Occupation
James A. Rubright	69	2007	Retired Chairman and Chief Executive Officer of Rock-Tenn Company
William G. Currie	68	2007	Chairman of Universal Forest Products, Inc.
M. Ashton Hudson	43	2016	President and General Counsel of Rock Creek Capital Group, Inc.
William C. Powers, Jr.	69	2007	Professor of Law at The University of Texas at Austin
Daniel B. Silvers	39	2015	Managing Member at Matthews Lane Capital Partners LLC
Richard M. Smith	70	2007	President of Pinkerton Foundation
Richard D. Squires	58	2016	Managing Director and Co-Founder of Lennox Capital Partners, LLC
Phillip J. Weber	55	2015	Chief Executive Officer of Forestar Group Inc.
David L. Weinstein	49	2015	Former President and Chief Executive Officer of MPG Office Trust, Inc.
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

Equity Compensation Plan Information
We have only one equity compensation plan, the Forestar 2007 Stock Incentive Plan. It was approved by our sole stockholder prior to spin-off and material terms and amendments thereto were subsequently approved by our stockholders. Information at year-end 2015 about our equity compensation plan under which our common stock may be issued follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)(2)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,697,801	$21.38	635,306
Equity compensation plans not approved by security holders	None	None	None
Total	3,697,801	$21.38	635,306
  _____________________

(1)	Includes 500,798 shares issuable to former Temple-Inland and the other spin-off entity personnel resulting from the equitable adjustment of Temple-Inland equity awards in connection with our spin-off.

(2)
Includes 417,151 equity-settled restricted stock units, 372,467 market-leveraged stock units and 192,959 performance stock units, which are excluded from the calculation of weighted-average exercise price. Market-leveraged stock unit and performance stock unit awards will be settled in common stock based upon performance over three years from the date of grant. For market-leveraged stock units, the number of shares to be issued could range from a high of 558,701 shares if our stock price increases by 50 percent or more, to 186,234 shares if our stock price decreases by 50 percent, or could be zero if our stock price decreases by more than 50 percent, the minimum threshold performance. For performance stock units, the number of shares to be issued could range from 385,918 shares at maximum performance to 192,959 at threshold performance, or could be zero below threshold performance.

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

(3)	Exhibits
The exhibits listed in the Exhibit Index in (b) below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

(b)	Exhibits

Exhibit Number	Exhibit
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2007).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2007).
3.3	First Amendment to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on February 19, 2008).
3.4	Second Amendment to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.5 of the Company’s Annual Report on Form 10-K filed with the Commission on March 5, 2009).
3.5	Certificate of Ownership and Merger, dated November 21, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 24, 2008).
3.6	Third Amendment to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the Commission on November 24, 2008).
3.7	Fourth Amendment to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 26, 2012).
3.8	Fifth Amendment to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on September 28, 2015).
3.9
Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 6, 2015).

4.1
Specimen Certificate for shares of common stock, par value $1.00 per share (incorporated by reference to Exhibit 4.1 of Amendment No. 5 to the Company’s Form 10 filed with the Commission on December 10, 2007).

4.2	Indenture, dated February 26, 2013 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on February 26, 2013).
4.3	Supplemental Indenture, dated February 26, 2013 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Commission on February 26, 2013).
4.4
Form of 3.75% Convertible Senior Notes due 2020 (included in Exhibit 4.3 above) (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Commission on February 26, 2013).

4.5	Second Supplemental Indenture, dated November 27, 2013 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Commission on November 27, 2013).

4.6
Purchase Contract Agreement, dated November 27, 2013, between the Company and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed with the Commission on November 27, 2013).

4.7
Form of 6.00% Tangible Equity Unit (included in Exhibit 4.6 above) (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed with the Commission on November 27, 2013).

4.8	Form of Purchase Contract (included in Exhibit 4.6 above) (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed with the Commission on November 27, 2013).
4.9
Form of 4.50% Senior Amortizing Notes due 2016 (included in Exhibit 4.5 above) (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Commission on November 27, 2013).

4.10	Indenture, dated May 12, 2014 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on May 15, 2014).
4.11
Form of 8.500% Senior Secured Notes due 2022 (included in Exhibit 4.10 above) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on May 15, 2014).

10.1†
Forestar Real Estate Group Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.5 of Amendment No. 5 to the Company’s Form 10 filed with the Commission on December 10, 2007).

10.2†
Amendment No. 1 to Forestar Group Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K filed with the Commission on March 14, 2013).

10.3†	Forestar Real Estate Group Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 of Amendment No. 5 to the Company’s Form 10 filed with the Commission on December 10, 2007).
10.4†
Amended and Restated Forestar Group Inc. Amended and Restated Directors' Fee Deferral Plan (incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K filed with the Commission on March 11, 2014).

10.5†
Form of Indemnification Agreement to be entered into between the Company and each of its directors (incorporated by reference to Exhibit 10.9 of Amendment No. 5 to the Company’s Form 10 filed with the Commission on December 10, 2007).

10.6†
Form of Change in Control/Severance Agreement between the Company and its named executive officers (incorporated by reference to Exhibit 10.10 to the Company’s Form 10 filed with the Commission on August 10, 2007).

10.7†
Employment Agreement between the Company and James M. DeCosmo dated August 9, 2007 (incorporated by reference to Exhibit 10.11 of Amendment No. 5 to the Company’s Form 10 filed with the Commission on December 10, 2007).

10.8†	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K filed with the Commission on March 5, 2009).
10.9†	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K filed with the Commission on March 14, 2013).
10.10†	Form of Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K filed with the Commission on March 14, 2013).
10.11†	Form of Stock Appreciation Right Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on February 12, 2009).
10.12†
First Amendment to the Forestar Real Estate Group Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on May 13, 2009).

10.13†
Second Amendment to the Forestar Group Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed with the Commission on March 3, 2010).

10.14†
First Amendment to Employment Agreement, dated as of November 10, 2010, by and between the Company and James M. DeCosmo (incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K filed with the Commission on March 2, 2011).

10.15†	Form of Market-Leveraged Stock Unit Award Agreement (incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K filed with the Commission on March 14, 2013).
10.16†
Form of Indemnification Agreement entered into between the Company and each of its executive officers (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K filed with the Commission on March 14, 2013).

10.17
Guaranty Agreement, dated June 28, 2012, by Forestar (USA) Real Estate Group Inc. in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 29, 2012).

10.18
Guaranty Agreement, dated May 24, 2012, by Forestar (USA) Real Estate Group Inc. in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 29, 2012).

10.19†
Amendment No. 2 to Forestar Group Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.25 of the Company's Annual Report on Form 10-K filed with the Commission on March 11, 2014).

10.20
Agreement of Guaranty and Suretyship (Completion), dated January 17, 2014, by Forestar Group Inc. in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on January 17, 2014).

10.21
Agreement of Guaranty and Suretyship (Payment), dated January 17, 2014, by Forestar Group Inc. in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on January 17, 2014).

10.22
Third Amended and Restated Revolving Credit Agreement dated May 15, 2014, by and among the Company, Forestar (USA) Real Estate Group Inc. and certain of its wholly-owned subsidiaries; Key Bank National Association, as lender, swing line lender and agent, the lenders party thereto; and the other parties thereto (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on May 16, 2014).

10.23
Guaranty, dated July 15, 2014, by Forestar (USA) Real Estate Group Inc. in favor of Regions Bank (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on July 18, 2014).

10.24†
Separation Agreement and Release of All Claims, dated January 8, 2015, between Flavious J. Smith, Jr. and Forestar Group Inc. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on January 14, 2015).

10.25
Director Nomination Agreement, dated February 9, 2015, by and among Forestar Group Inc., SpringOwl Associates LLC and Cove Street Capital, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on February 9, 2015).

10.26
Limited Waiver and Amendment to the Third Amended and Restated Revolving Credit Agreement, dated September 30, 2015, by and among the Company, Forestar (USA) Real Estate Group Inc. and certain of its wholly-owned subsidiaries signatory thereto, KeyBank National Association, as lender, swing line lender and agent, the lenders party thereto, and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 6, 2015).

10.27
Construction Loan Agreement between FMF Morehead LLC, a subsidiary of the Company, and PNC Bank, National Association, dated October 16, 2015 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on October 21, 2015).

10.28
First Amendment to Third Amended and Restated Revolving Credit Agreement dated December 30, 2015, by and among the Company, Forestar (USA) Real Estate Group Inc. and certain of its wholly-owned subsidiaries signatory thereto, KeyBank National Association, as lender, swing line lender and agent, the lenders party thereto, and the other parties thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on December 31, 2015).

10.29†
Employment Agreement, dated October 21, 2015, between the Company and Phillip J. Weber (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 26, 2015).

10.30†
Separation Agreement and Release of All Claims, dated October 21, 2015, between the Company and Christopher L. Nines (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on October 26, 2015).

21.1*	List of Subsidiaries of the Company.
23.1*	Consent of Ernst & Young LLP.
23.2*	Consent of Netherland, Sewell & Associates, Inc.
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Reserve report of Netherland, Sewell & Associates, Inc., dated February 24, 2016.
101.1*
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income (Loss) and Comprehensive Income (Loss), (iii) Consolidated Statement of Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

  _____________________

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORESTAR GROUP INC.

By:	/s/ Phillip J. Weber
Phillip J. Weber
Chief Executive Officer
Date: March 4, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Phillip J. Weber	Director and Chief Executive Officer (Principal Executive Officer)	March 4, 2016
Phillip J. Weber

/s/ Charles D. Jehl	Chief Financial Officer (Principal Financial Officer)	March 4, 2016
Charles D. Jehl

/s/ Sabita C. Reddy	Vice President Accounting (Principal Accounting Officer)	March 4, 2016
Sabita C. Reddy

/s/ James A. Rubright	Non-Executive Chairman of the Board	March 4, 2016
James A. Rubright

/s/ William G. Currie	Director	March 4, 2016
William G. Currie

/s/ M. Ashton Hudson	Director	March 4, 2016
M. Ashton Hudson

/s/ William C. Powers, Jr.	Director	March 4, 2016
William C. Powers, Jr.

/s/ Daniel B. Silvers	Director	March 4, 2016
Daniel B. Silvers

/s/ Richard M. Smith	Director	March 4, 2016
Richard M. Smith

/s/ Richard D. Squires	Director	March 4, 2016
Richard D. Squires

/s/ David L. Weinstein	Director	March 4, 2016
David L. Weinstein