Form 10-Q
period 2016-03-31
Forestar Group Inc.
filed 2016-05-10
CIK 1406587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding as of May 6, 2016
Common Stock, par value $1.00 per share	33,908,002

FORESTAR GROUP INC.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
FORESTAR GROUP INC.
Consolidated Balance Sheets
(Unaudited)

	First Quarter-End	Year-End
	2016	2015
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$142,646	$96,442
Real estate, net	471,353	586,715
Oil and gas properties and equipment, net	42,380	80,613
Assets held for sale	106,548	—
Investment in unconsolidated ventures	79,013	82,453
Timber	7,694	7,683
Receivables, net	9,677	23,656
Income taxes receivable	14,359	12,056
Prepaid expenses	3,570	3,213
Property and equipment, net	10,195	10,732
Goodwill and other intangible assets	55,861	63,128
Other assets	4,756	5,555
TOTAL ASSETS	$948,052	$972,246
LIABILITIES AND EQUITY
Accounts payable	$8,576	$11,959
Accrued employee compensation and benefits	1,705	5,547
Accrued property taxes	2,507	4,788
Accrued interest	6,774	3,267
Deferred tax liability, net	1,037	1,037
Earnest money deposits	11,009	10,214
Other accrued expenses	17,718	23,481
Liabilities held for sale	751	—
Other liabilities	24,748	26,323
Debt	372,759	381,515
TOTAL LIABILITIES	447,584	468,131
COMMITMENTS AND CONTINGENCIES
EQUITY
Forestar Group Inc. shareholders’ equity:
Common stock, par value $1.00 per share, 200,000,000 authorized shares, 36,946,603 issued at first quarter-end 2016 and year-end 2015	36,947	36,947
Additional paid-in capital	559,859	561,850
Retained earnings (Accumulated deficit)	(50,422)	(46,046)
Treasury stock, at cost, 3,038,601 shares at first quarter-end 2016 and 3,203,768 shares at year-end 2015	(48,340)	(51,151)
Total Forestar Group Inc. shareholders’ equity	498,044	501,600
Noncontrolling interests	2,424	2,515
TOTAL EQUITY	500,468	504,115
TOTAL LIABILITIES AND EQUITY	$948,052	$972,246
Please read the notes to consolidated financial statements.

FORESTAR GROUP INC.
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	First Quarter
	2016	2015
	(In thousands, except per share amounts)
REVENUES
Real estate sales and other	$26,408	$21,961
Commercial and income producing properties	9,690	10,869
Real estate	36,098	32,830
Oil and gas	5,352	13,185
Other natural resources	438	1,790
	41,888	47,805
COSTS AND EXPENSES
Cost of real estate sales and other	(13,262)	(10,362)
Cost of commercial and income producing properties	(5,162)	(7,692)
Cost of oil and gas producing activities	(5,194)	(11,542)
Cost of other natural resources	(385)	(920)
Other operating	(13,414)	(18,060)
General and administrative	(6,479)	(8,142)
	(43,896)	(56,718)
GAIN ON SALE OF ASSETS	2,604	1,176
OPERATING INCOME (LOSS)	596	(7,737)
Equity in earnings of unconsolidated ventures	47	3,045
Interest expense	(7,639)	(8,821)
Other non-operating income	74	917
INCOME (LOSS) BEFORE TAXES	(6,922)	(12,596)
Income tax benefit	2,626	4,359
CONSOLIDATED NET INCOME (LOSS)	(4,296)	(8,237)
Less: Net (income) loss attributable to noncontrolling interests	(80)	79
NET INCOME (LOSS) ATTRIBUTABLE TO FORESTAR GROUP INC.	$(4,376)	$(8,158)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	34,302	34,168
Diluted	34,302	34,168
NET INCOME (LOSS) PER COMMON SHARE
Basic	$(0.13)	$(0.24)
Diluted	$(0.13)	$(0.24)
TOTAL COMPREHENSIVE INCOME (LOSS)	$(4,376)	$(8,158)
Please read the notes to consolidated financial statements.

FORESTAR GROUP INC.
Consolidated Statements of Cash Flows
(Unaudited)

	First Quarter
	2016	2015
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$(4,296)	$(8,237)
Adjustments:
Depreciation, depletion and amortization	4,785	11,325
Change in deferred income taxes	—	(4,359)
Equity in earnings of unconsolidated ventures	(47)	(3,045)
Distributions of earnings of unconsolidated ventures	1,304	2,845
Share-based compensation	1,380	3,342
Real estate cost of sales	12,841	9,884
Dry hole and unproved leasehold impairment charges	—	86
Real estate development and acquisition expenditures, net	(14,794)	(34,769)
Reimbursements from utility and improvement districts	306	4,130
Gain on sale of assets	(2,604)	(1,176)
Other	1,820	1,730
Changes in:
Notes and accounts receivable	13,979	7,016
Prepaid expenses and other	(660)	2,695
Accounts payable and other accrued liabilities	(6,702)	(15,644)
Income taxes	(2,303)	5,411
Net cash provided by (used for) operating activities	5,009	(18,766)
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, equipment, software, reforestation and other	(3,501)	(2,809)
Oil and gas properties and equipment	(426)	(23,718)
Investment in unconsolidated ventures	(3,019)	(831)
Proceeds from sales of assets	56,828	2,000
Return of investment in unconsolidated ventures	1,567	655
Net cash provided by (used for) investing activities	51,449	(24,703)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of debt	(11,185)	(2,463)
Additions to debt	1,307	3,119
Deferred financing fees	—	(6)
Distributions to noncontrolling interests, net	(171)	(338)
Exercise of stock options	—	14
Payroll taxes on issuance of stock-based awards	(205)	(723)
Excess income tax benefit from share-based compensation	—	1
Net cash provided by (used for) financing activities	(10,254)	(396)

Net increase (decrease) in cash and cash equivalents	46,204	(43,865)
Cash and cash equivalents at beginning of period	96,442	170,127
Cash and cash equivalents at end of period	$142,646	$126,262
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
We prepare our unaudited interim financial statements in accordance with U.S. generally accepted accounting principles and Securities and Exchange Commission requirements for interim financial statements. As a result, they do not include all the information and disclosures required for complete financial statements. However, in our opinion, all adjustments considered necessary for a fair presentation have been included. Such adjustments consist only of normal recurring items unless otherwise noted. We make estimates and assumptions about future events. Actual results can, and probably will, differ from those we currently estimate including those principally related to allocating costs to real estate, measuring long-lived assets for impairment, oil and gas revenue accruals, capital expenditure and lease operating expense accruals associated with our oil and gas production activities, oil and gas reserves and depletion of our oil and gas properties. These interim operating results are not necessarily indicative of the results that may be expected for the entire year. For further information, please read the financial statements included in our 2015 Annual Report on Form 10-K.
Note 2—New and Pending Accounting Pronouncements
Adoption of New Accounting Standards
In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, as part of its initiative to reduce complexity in accounting standards. To simplify presentation of debt issuance costs, the amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15, Interest-Imputation of Interest (Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update), which allows an entity to defer and present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The updated standards are effective for financial statements issued for annual and interim periods beginning after December 15, 2015. We adopted ASU 2015-03 in first quarter 2016 and prior period amounts have been reclassified to conform to the current period presentation. As of December 31, 2015, $8,267,000 of debt issuance costs were reclassified in the consolidated balance sheet from other assets to debt. The adoption did not impact our consolidated financial position, results of operations or cash flows. As permitted under this guidance, we will continue to present debt issuance costs associated with revolving-debt agreements as other assets.
In February 2015, the FASB issued ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis (Topic 810), requiring entities to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The revised consolidation model: (1) modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, (2) eliminates the presumption that a general partner should consolidate a limited partnership, (3) affects the consolidation analysis of reporting entities that are involved with VIEs, and (4) provides a scope exception from consolidation guidance for reporting entities with interests in certain legal entities. The updated standard is effective for financial statements issued for annual and interim periods beginning after December 15, 2015. The adoption of this guidance, which was applied retrospectively, had no impact to the consolidated financial statements.
Pending Accounting Standards
In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard becomes effective for annual and interim periods beginning after December 15, 2016. In July 2015, the FASB decided to defer the effective date of the new standard by one year, to December 15, 2017. We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our earnings, financial position and disclosures.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), in order to provide increased transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The updated standard is effective for financial statements issued for annual periods beginning after December 15, 2019 and interim periods within fiscal years beginning after December 31, 2020 with early adoption permitted. We are currently evaluating the effect that the updated standard will have on our earnings, financial position and disclosures.
In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, as part of its Simplification Initiative. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and the classification on the statement of cash flows. The updated standard becomes effective for annual and interim periods beginning after December 31, 2016. We are currently evaluating the effect that the updated standard will have on our earnings, financial position and disclosures.
Note 3—Real Estate
Real estate consists of:

	First Quarter-End 2016			Year-End 2015
	Carrying Value	Accumulated Depreciation	Net Carrying Value	Carrying Value	Accumulated Depreciation	Net Carrying Value
	(In thousands)
Entitled, developed and under development projects	$352,369	$—	$352,369	$352,141	$—	$352,141
Undeveloped land (includes land in entitlement)	96,875	—	96,875	98,181	—	98,181
Commercial
Radisson Hotel & Suites (a)	—	—	—	62,889	(29,268)	33,621
Income producing properties
Eleven (a)	—	—	—	53,896	(2,861)	51,035
Dillon (a)	—	—	—	19,987	—	19,987
Music Row (b)	—	—	—	9,947	—	9,947
Downtown Edge	12,991	—	12,991	12,706	—	12,706
West Austin	9,118	—	9,118	9,097	—	9,097
	$471,353	$—	$471,353	$618,844	$(32,129)	$586,715
___________________

(a)	Classified as assets held for sale at first quarter-end 2016. Please see Note 5—Held for Sale and Note 19—Subsequent Events.

(b)	Sold in first quarter 2016.
In first quarter 2016, we sold Music Row, a planned 230-unit multifamily property that was under construction in Nashville, for $14,703,000 and recognized a gain of $3,968,000. In addition, in first quarter 2016, we classified $105,987,000 in non-core real estate assets, principally the Radisson Hotel & Suites and Eleven and Dillon multifamily properties, as held for sale as result of our plan to market and sell these assets.
Our estimated costs of assets for which we expect to be reimbursed by utility and improvement districts were $69,770,000 at first quarter-end 2016 and $67,554,000 at year-end 2015, including $22,357,000 at first quarter-end 2016 and $22,302,000 at year-end 2015 related to our Cibolo Canyons project near San Antonio, Texas. In first quarter 2016, we have collected $306,000 in reimbursements that were previously submitted to these districts. At first quarter-end 2016, our inception-to-date submitted and approved reimbursements for the Cibolo Canyons project were $54,376,000 of which we have collected $34,703,000. These costs are principally for water, sewer and other infrastructure assets that we have incurred and submitted or will submit to utility or improvement districts for approval and reimbursement. We expect to be reimbursed by utility and improvement districts when these districts achieve adequate tax basis or otherwise have funds available to support payment.

Note 4—Oil and Gas Properties and Equipment, net
Net capitalized costs, utilizing the successful efforts method of accounting, related to our oil and gas producing activities follows:

	First Quarter-End	Year-End
	2016	2015
	(In thousands)
Unproved leasehold interests	$11,453	$19,441
Proved oil and gas properties	75,673	119,414
Total costs	87,126	138,855
Less: accumulated depreciation, depletion and amortization	(44,746)	(58,242)
	$42,380	$80,613
In first quarter 2016, we recorded a net loss of $10,977,000 on the sale of 190,960 net mineral acres leased from others and 185 gross (66 net) producing oil and gas wells in Nebraska, Kansas, Oklahoma and North Dakota for total sales proceeds of $32,227,000, which includes $3,269,000 in reimbursement of capital costs incurred on in-progress wells that were assumed by the buyer. A significant portion of the net loss on sale, $7,244,000, is related to write-off of allocated goodwill to sold producing oil and gas properties.
Note 5—Held for Sale
At first quarter-end 2016, Radisson Hotel & Suites in Austin, Eleven, a 257-unit multifamily property in Austin, Dillon, a planned 379-unit multifamily property in Charlotte and certain oil and gas properties were classified as held for sale.
The major classes of assets and liabilities of the properties held for sale at first quarter-end 2016 are as follows:

First Quarter-End
2016
Assets Held for Sale:	(In thousands)
Real estate, net of accumulated depreciation of $32,945	$105,987
Oil and gas properties and equipment, net of accumulated depletion of $1,162	401
Prepaid expenses	150
Goodwill and other intangible assets	10
$106,548

Liabilities Held for Sale:
Other accrued expenses	$74
Other liabilities	677
$751
Note 6—Goodwill and Other Intangible Assets
Carrying value of goodwill and other intangible assets follows:

	First Quarter-End	Year-End
	2016	2015
	(In thousands)
Goodwill	$53,920	$61,164
Identified intangibles, net	1,941	1,964
	$55,861	$63,128

Goodwill related to our oil and gas properties is $50,046,000 and $57,290,000 at first quarter-end 2016 and year-end 2015. Goodwill associated with our water resources initiatives is $3,874,000 at first quarter-end 2016 and year-end 2015. The change in goodwill for oil and gas properties is related to goodwill allocated to properties sold or held for sale at first quarter-end 2016.
Identified intangibles include $1,681,000 in indefinite lived groundwater leases associated with our water resources initiatives and $260,000 related to patents with definite lives associated with the Calliope Gas Recovery System, a process to increase natural gas production.
Note 7—Equity
A reconciliation of changes in equity at first quarter-end 2016 follows:

	Forestar Group Inc.	Noncontrolling Interests	Total
	(In thousands)
Balance at year-end 2015	$501,600	$2,515	$504,115
Net income (loss)	(4,376)	80	(4,296)
Distributions to noncontrolling interests	—	(171)	(171)
Other (primarily share-based compensation)	820	—	820
	$498,044	$2,424	$500,468
Note 8—Investment in Unconsolidated Ventures
At first quarter-end 2016, we have ownership interests in 18 ventures that we account for using the equity method.
In first quarter 2016, we sold our interest in FMF Peakview LLC (3600), a 304-unit multifamily joint venture in Denver, and recognized a gain of $9,613,000 which is included in gain on sale of assets.
Combined summarized balance sheet information for our ventures accounted for using the equity method follows:

	Venture Assets		Venture Borrowings(a)		Venture Equity		Our Investment
	First Quarter-End	Year-End	First Quarter-End	Year-End	First Quarter-End	Year-End	First Quarter-End	Year-End
	2016	2015	2016	2015	2016	2015	2016	2015
	(In thousands)
242, LLC (b)	$26,534	$26,687	$180	$—	$24,577	$24,877	$11,617	$11,766
CL Ashton Woods, LP (c)	4,641	7,654	—	—	3,451	6,084	1,653	3,615
CL Realty, LLC	7,761	7,872	—	—	7,709	7,662	3,854	3,831
CREA FMF Nashville LLC (b)	56,348	57,820	36,832	50,845	17,940	4,291	3,649	3,820
Elan 99, LLC	44,363	34,192	23,352	14,587	15,429	15,838	13,886	14,255
FOR/SR Forsyth LLC	6,950	6,500	—	—	6,950	6,500	6,255	5,850
FMF Littleton LLC	59,433	52,376	26,706	22,347	24,200	24,370	6,228	6,270
FMF Peakview LLC	—	48,869	—	30,485	—	16,828	—	3,447
HM Stonewall Estates, Ltd (c)	1,798	2,842	—	—	1,798	2,842	1,034	1,294
LM Land Holdings, LP (c)	25,479	31,984	4,270	7,728	20,619	22,751	9,808	9,664
MRECV DT Holdings LLC	4,215	4,215	—	—	4,215	4,215	3,793	3,807
MRECV Edelweiss LLC	2,404	2,237	—	—	2,404	2,237	2,170	2,029
MRECV Juniper Ridge LLC	4,022	3,006	—	—	4,021	3,006	3,645	2,730
MRECV Meadow Crossing II LLC	2,187	728	—	—	2,187	728	1,982	655
Miramonte Boulder Pass, LLC	13,160	12,627	6,320	5,869	5,349	5,474	5,287	5,349
Temco Associates, LLC	5,295	5,284	—	—	5,181	5,113	2,590	2,557
Other ventures (d)	4,167	4,174	2,202	2,242	1,958	1,922	1,562	1,514
	$268,757	$309,067	$99,862	$134,103	$147,988	$154,738	$79,013	$82,453

Combined summarized income statement information for our ventures accounted for using the equity method follows:

	Venture Revenues		Venture Earnings (Loss)		Our Share of Earnings (Loss)
	First Quarter		First Quarter		First Quarter
	2016	2015	2016	2015	2016	2015
	(In thousands)
242, LLC (b)	$—	$5,331	$(300)	$3,464	$(150)	$1,766
CL Ashton Woods, LP (c)	696	1,350	367	527	439	678
CL Realty, LLC	133	279	47	160	23	80
CREA FMF Nashville LLC (b)	901	6	(571)	(113)	(171)	(113)
Elan 99, LLC	20	—	(410)	(2)	(369)	(2)
FMF Littleton LLC	321	—	(170)	—	(42)	—
FMF Peakview LLC	939	186	(248)	(482)	(50)	(96)
FOR/SR Forsyth LLC	—	—	—	—	—	—
HM Stonewall Estates, Ltd (c)	4,063	1,058	220	515	103	230
LM Land Holdings, LP (c)	1,000	1,976	640	1,250	144	364
MRECV DT Holdings LLC	98	—	98	—	88	—
MRECV Edelweiss LLC	87	—	87	—	78	—
MRECV Juniper Ridge LLC	3	—	3	—	3	—
MRECV Meadow Crossing II LLC	—	—	34	—	(31)	—
Miramonte Boulder Pass, LLC	—	—	(125)	—	(62)	—
PSW Communities, LP	—	2,427	—	195	—	173
Temco Associates, LLC	99	58	67	(1)	34	—
Other ventures (d)	—	3,701	26	(203)	10	(35)
	$8,360	$16,372	$(235)	$5,310	$47	$3,045

 _____________________

(a)	Total includes current maturities of $8,524,000 at first quarter-end 2016, of which $6,320,000 is non-recourse to us, and $39,590,000 at year-end 2015, of which $6,798,000 is non-recourse to us.

(b)
Includes unamortized deferred gains on real estate contributed by us to ventures. We recognize deferred gains as income as real estate is sold to third parties. Deferred gains of $1,496,000 are reflected as a reduction to our investment in unconsolidated ventures at first quarter-end 2016.

(c)
Includes unrecognized basis difference of $30,000 which is reflected as a reduction of our investment in unconsolidated ventures at first quarter-end 2016. The difference will be accreted as income or expense over the life of the investment and included in our share of earnings (loss) from the respective ventures.

(d)
Our investment in other ventures reflects our ownership interests, excluding venture losses that exceed our investment where we are not obligated to fund those losses. Please read Note 17—Variable Interest Entities for additional information.

In first quarter 2016, we invested $3,019,000 in these ventures and received $2,871,000 in distributions. In first quarter 2015, we invested $831,000 in these ventures and received $3,500,000 in distributions. Distributions include both return of investments and distribution of earnings.

Note 9—Receivables
Receivables consist of:

	First Quarter-End	Year-End
	2016	2015
	(In thousands)
Funds held by qualified intermediary for potential 1031 like-kind exchange	$—	$14,703
Oil and gas revenue accruals	2,374	3,745
Other receivables and accrued interest	5,244	2,448
Oil and gas joint interest billing receivables	777	867
Other loans secured by real estate, average interest rates of 12.52% at first quarter-end 2016 and 11.31% at year-end 2015	1,485	2,130
	9,880	23,893
Allowance for bad debts	(203)	(237)
	$9,677	$23,656
In first quarter 2016, we received funds previously held by a qualified intermediary because we did not complete an intended like-kind exchange related to a 2015 sale of 6,915 acres of undeveloped land.
Other loans secured by real estate generally are secured by a deed of trust and due within three years.
Note 10—Debt
Debt (a) consists of:

	First Quarter-End	Year-End
	2016	2015
	(In thousands)
8.50% senior secured notes due 2022	$216,495	$224,647
3.75% convertible senior notes due 2020, net of discount	105,798	104,719
6.00% tangible equity unit notes, net of discount	6,552	8,666
Secured promissory notes — average interest rates of 3.43% at first quarter-end 2016 and 3.42% at year-end 2015	15,400	15,400
Other indebtedness — interest rates ranging from 2.44% to 5.50%	28,514	28,083
	$372,759	$381,515
___________________

(a)	At first quarter-end 2016 and year-end 2015, $7,953,000 and $8,267,000 of unamortized deferred financing fees are deducted from our outstanding debt.
Our debt agreements contain financial covenants customary for such agreements including minimum levels of interest coverage and limitations on leverage. On December 30, 2015, we amended our senior secured credit facility to reduce the interest coverage ratio from 2.50:1.0 to 2.25:1.0 for the quarter ending December 31, 2015 and March 31, 2016. Thereafter, the interest coverage ratio returns to 2.50:1.0. At first quarter-end 2016, we were in compliance with the financial covenants of these agreements.
At first quarter-end 2016, our senior secured credit facility provides for a $300,000,000 revolving line of credit maturing May 15, 2017 (with two one-year extension options). The revolving line of credit may be prepaid at any time without penalty. The revolving line of credit includes a $100,000,000 sublimit for letters of credit, of which $15,817,000 is outstanding at first quarter-end 2016. Total borrowings under our senior secured credit facility (including the face amount of letters of credit) may not exceed a borrowing base formula. At first quarter-end 2016, we had $265,199,000 in net unused borrowing capacity under our senior secured credit facility.
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
Our debt agreements contain financial covenants customary for such agreements including minimum levels of interest coverage and limitations on leverage. At first quarter-end 2016, our tangible net worth requirement was $379,044,000 plus 85 percent of the aggregate net proceeds received by us from any equity offering, plus 75 percent of all positive net income, on a cumulative basis. At first quarter-end 2016, there were no adjustments to the tangible net worth requirement for net proceeds from equity offerings or positive net income on a cumulative basis. The tangible net worth requirement is recalculated on a quarterly basis.
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
In first quarter 2016, we purchased $8,600,000 principal amount of 8.50% Senior Secured Notes (Notes) at 99% of face value, resulting in a gain of $127,000 on the early extinguishment of the Notes, offset by the write-off of unamortized debt issuance costs of $225,000 allocated to the Notes.
At first quarter-end 2016, secured promissory notes represent a $15,400,000 loan collateralized by a 413 guest room hotel located in Austin with a carrying value of $33,415,000 classified as assets held for sale. Other indebtedness principally represents a $23,936,000 of senior secured loan for our 257-unit multifamily project in Austin with a carrying value of $50,527,000 classified as assets held for sale at first quarter-end 2016.
At first quarter-end 2016 and year-end 2015, we have $7,953,000 and $8,267,000 in unamortized deferred financing fees which are deducted from our debt. In addition, at first quarter-end 2016 and year-end 2015, unamortized deferred financing fees related to our senior secured credit facility included in other assets was $2,264,000 and $2,768,000. Amortization of deferred financing fees was $927,000 and $1,156,000 in first quarter 2016 and 2015 and is included in interest expense.
Note 11—Fair Value
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
At first quarter-end 2016, Radisson Hotel & Suites in Austin, Eleven, a 257-unit multifamily property in Austin, Dillon, a planned 379-unit multifamily property in Charlotte, and certain oil and gas properties were classified as held for sale. We record impairment losses for assets held for sale if the fair value of the assets held for sale net of estimated selling costs is less than the carrying amount. In first quarter 2016, we did not record any impairment losses on our assets held for sale.

Non-financial assets measured at fair value on a non-recurring basis are as follows:

	First Quarter-End 2016				Year-End 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Non-Financial Assets and Liabilities:
Real estate	$—	$—	$—	$—	$—	$—	$641	$641
Proved oil and gas properties	$—	$—	$—	$—	$—	$—	$39,000	$39,000
Unproved leasehold interests	$—	$—	$—	$—	$—	$—	$18,219	$18,219
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
Information about our fixed rate financial instruments not measured at fair value follows:

	First Quarter-End 2016		Year-End 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Technique
	(In thousands)
Fixed rate debt	$(336,298)	$(310,236)	$(346,090)	$(321,653)	Level 2
Note 12—Capital Stock
Please read Note 18—Share-Based and Long-Term Incentive Compensation for information about additional shares of common stock that could be issued under terms of our share-based compensation plans.
At first quarter-end 2016, personnel of former affiliates held options to purchase 243,000 shares of our common stock. The options have a weighted average exercise price of $30.27 and a weighted average remaining contractual term of less than one year. At first quarter-end 2016, the options have an aggregate intrinsic value of $0.
Note 13—Net Income (Loss) per Share
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

Due to a net loss in first quarter 2016 and 2015, as the effect of potentially dilutive securities would be anti-dilutive, basic and diluted loss per share are the same. The computations of basic and diluted earnings per share are as follows:

	First Quarter
	2016	2015
	(In thousands)
Numerator:
Consolidated net income (loss)	$(4,296)	$(8,237)
Less: Net (income) loss attributable to noncontrolling interest	(80)	79
Earnings (loss) available for diluted earnings per share	$(4,376)	$(8,158)
Less: Undistributed net income allocated to participating securities	—	—
Earnings (loss) available to common shareholders for basic earnings per share	$(4,376)	$(8,158)

Denominator:
Weighted average common shares outstanding — basic	34,302	34,168
Weighted average common shares upon conversion of participating securities	—	—
Dilutive effect of stock options, restricted stock and equity-settled awards	—	—
Total weighted average shares outstanding — diluted	34,302	34,168
Anti-dilutive awards excluded from diluted weighted average shares	10,468	10,743
The actual number of shares we may issue upon settlement of the stock purchase contract will be between 6,547,800 shares (the minimum settlement rate) and 7,857,000 shares (the maximum settlement rate) based on the applicable market value, as defined in the purchase contract agreement associated with issuance of the Units.
We intend to settle the principal amount of our convertible senior notes (Convertible Notes) in cash upon conversion with only the amount in excess of par value of the Convertible Notes to be settled in shares of our common stock. Therefore, our calculation of diluted net income per share using the treasury stock method includes only the amount, if any, in excess of par value of the Convertible Notes. As such, the Convertible Notes have no impact on diluted net income per share until the price of our common stock exceeds the $24.49 conversion price of the Convertible Notes. The average price of our common stock in first quarter 2016 did not exceed the conversion price which resulted in no additional diluted outstanding shares.
Note 14—Income Taxes
Our effective tax rate was 38 percent in first quarter 2016, which includes a three percent benefit for a partial release of our valuation allowance and a five percent detriment for goodwill due to the sale of oil and gas assets. Our effective tax rate was 35 percent in first quarter 2015, which included a two percent benefit for noncontrolling interests and a two percent detriment for share-based compensation benefits that will not be realized. Our effective tax rates also include the effect of state income taxes, nondeductible items and benefits of percentage depletion.
At first quarter-end 2016 and year-end 2015, we have a valuation allowance for our deferred tax assets of $95,389,000 and $97,068,000 for the portion of the deferred tax assets that we have determined is more likely than not to be unrealizable.
In determining our valuation allowance, we assessed available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax asset. A significant piece of objective evidence evaluated was the cumulative loss incurred over the three-year period ended March 31, 2016, principally driven by impairments of oil and gas properties in 2015. Such evidence limits our ability to consider other subjective evidence, such as our projected future taxable income.
The amount of the deferred tax asset considered realizable could be adjusted if negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence, such as our projected future taxable income.
Note 15—Commitments and Contingencies
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
Environmental
Environmental remediation liabilities arise from time to time in the ordinary course of doing business, and we believe we have established adequate reserves for any probable losses that we can reasonably estimate. We own 288 acres near Antioch, California, portions of which were sites of a former paper manufacturing operation that are in remediation. We have received certificates of completion on all but one 80 acre tract, a portion of which includes subsurface contamination. In first quarter 2016, we increased our reserves for environmental remediation by $86,000 due to additional testing and remediation requirements by state regulatory agencies. We estimate the remaining cost to complete remediation activities will be $678,000, which is included in other accrued expenses. It is possible that remediation or monitoring activities could be required in addition to those included within our estimate, but we are unable to determine the scope, timing or extent of such activities.
We have asset retirement obligations related to the abandonment and site restoration requirements that result from the acquisition, construction and development of oil and gas properties. We record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Accretion expense related to the asset retirement obligation and depletion expense related to capitalized asset retirement cost is included in cost of oil and gas producing activities. At first quarter-end 2016 and year-end 2015, our asset retirement obligation was $974,000 and $1,758,000, of which $230,000 is included in liabilities held for sale at first quarter-end 2016 and the remaining balance in other liabilities.
Non-Core Assets Restructuring Costs
In connection with key initiatives to reduce costs across our entire organization and exit non-core assets, we incurred and paid severance costs related to workforce reductions of $1,422,000 in our real estate segment, $164,000 in our other natural resources segment and $486,000 in unallocated general and administrative expense. In addition, we offered retention bonuses to certain key personnel provided they remained our employees through completion of sale transactions. We are expensing retention bonus costs over the estimated retention period. These restructuring costs are included in other operating expense.
The following table summarizes activity related to liabilities associated with our restructuring activities in first quarter 2016:

	Severance Costs	Retention Bonuses	Total
	(In thousands)
Balance at year-end 2015	$(1,049)	$—	$(1,049)
Additions	(2,072)	(491)	(2,563)
Payments	3,121	77	3,198
Balance at first quarter-end 2016	$—	$(414)	$(414)
Note 16—Segment Information
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

Total assets allocated by segment are as follows:

	First Quarter-End	Year-End
	2016	2015
	(In thousands)
Real estate	$666,726	$691,238
Oil and gas	97,346	144,436
Other natural resources	19,025	19,106
Assets not allocated to segments (a)	164,955	117,466
	$948,052	$972,246

 _________________________

(a)
Assets not allocated to segments at first quarter-end 2016 principally consist of cash and cash equivalents of $142,646,000 and an income tax receivable of $14,359,000. Assets not allocated to segments at year-end 2015 principally consist of cash and cash equivalents of $96,442,000 and an income tax receivable of $12,056,000.

We evaluate performance based on segment earnings (loss) before unallocated items and income taxes. Segment earnings (loss) consist of operating income, equity in earnings (loss) of unconsolidated ventures, gain on sales of assets, interest income on loans secured by real estate and net (income) loss attributable to noncontrolling interests. Items not allocated to our business segments consist of general and administrative expense, share-based and long-term incentive compensation, gain on sale of strategic timberland, interest expense and other corporate non-operating income and expense. The accounting policies of the segments are the same as those described in Note 1—Basis of Presentation. Our revenues are derived from U.S. operations and all of our assets are located in the U.S. In first quarter 2016, no single customer accounted for more than ten percent of our total revenues.
Segment revenues and earnings are as follows:

	First Quarter
	2016	2015
	(In thousands)
Revenues:
Real estate	$36,098	$32,830
Oil and gas	5,352	13,185
Other natural resources	438	1,790
Total revenues	$41,888	$47,805
Segment earnings (loss):
Real estate	$20,224	$9,066
Oil and gas	(12,441)	(2,941)
Other natural resources	(581)	(391)
Total segment earnings (loss)	7,202	5,734
Items not allocated to segments (a)	(14,204)	(18,251)
Income (loss) before taxes attributable to Forestar Group Inc.	$(7,002)	$(12,517)
  _________________________

(a)	Items not allocated to segments consist of:

	First Quarter
	2016	2015
	(In thousands)
General and administrative expense	$(4,973)	$(6,020)
Shared-based and long-term incentive compensation expense	(1,544)	(3,458)
Interest expense	(7,639)	(8,821)
Other corporate non-operating income	(48)	48
	$(14,204)	$(18,251)

Note 17—Variable Interest Entities
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
At first quarter-end 2016, we have one VIE. We account for this VIE using the equity method since we are not the primary beneficiary. Although we have certain rights regarding major decisions, we do not have the power to direct the activities that are most significant to the economic performance of the VIE. At first quarter-end 2016, the VIE has total assets of $4,161,000, substantially all of which represent developed and undeveloped real estate, and total liabilities of $2,208,000, which includes $2,203,000 of borrowings classified as current maturities. These amounts are included in the summarized balance sheet information for ventures accounted for using the equity method in Note 8—Investment in Unconsolidated Ventures. At first quarter-end 2016, our investment in the VIE is $1,558,000 and is included in investment in unconsolidated ventures. In first quarter 2016, we contributed $44,000 to this VIE. Our maximum exposure to loss related to the VIE is $3,766,000, which exceeds our investment as we have a nominal general partner interest and could be held responsible for its liabilities. The maximum exposure to loss represents the maximum loss that we could be required to recognize assuming all the ventures’ assets (principally real estate) are worthless, without consideration of the probability of a loss or of any actions we may take to mitigate any such loss.
Note 18—Share-Based and Long-Term Incentive Compensation
Share-based and long-term incentive compensation expense consists of:

	First Quarter
	2016	2015
	(In thousands)
Cash-settled awards	$619	$296
Equity-settled awards	479	1,997
Restricted stock	6	17
Stock options	276	1,032
Total share-based compensation	1,380	3,342
Deferred cash	164	116
	$1,544	$3,458
Share-based and long-term incentive compensation expense is included in:

	First Quarter
	2016	2015
	(In thousands)
General and administrative expense	$1,506	$2,122
Other operating expense	38	1,336
	$1,544	$3,458

Share-Based Compensation
In first quarter 2016, we granted 174,419 equity-settled awards to employees in the form of restricted stock units which vest ratably over three years and provide for accelerated vesting upon retirement, disability, death, or if there is a change in control. In addition, in first quarter 2016, we granted 69,760 restricted stock units to our board of directors which vest 25 percent at grant date and 25 percent at each subsequent quarterly board meeting and a stock option grant to acquire 20,000 shares of common stock for each of the two new directors, of which 6,500 shares vest on the first and second anniversary of the date of grant and the remaining 7,000 shares vest on the third anniversary of the date of grant. The option term is ten years. Expense associated with annual restricted stock units and non-qualified stock options to our board of directors is included in share-based compensation expense.
Excluded from share-based compensation expense in the table above are fees earned by our board of directors in the amount of $265,000 and $285,000 in first quarter 2016 and 2015 for which they elected to defer payment until retirement in the form of share-settled units. These expenses are included in general and administrative expense.
The fair value of awards granted to retirement eligible employees expensed at the date of grant was $600,000 and $517,000 in first quarter 2016 and 2015. Unrecognized share-based compensation expense related to non-vested equity-settled awards, restricted stock and stock options is $3,879,000 at first quarter-end 2016.
In first quarter 2016 and 2015, we issued 165,167 and 157,201 shares out of our treasury stock associated with vesting of stock-based awards or exercise of stock options, net of 23,691 and 48,636 shares withheld having a value of $205,000 and $723,000 for payroll taxes in connection with vesting of stock-based awards or exercise of stock options.
Long-Term Incentive Compensation
In first quarter 2016 and 2015, we granted $620,000 and $587,000 of long-term incentive compensation in the form of deferred cash compensation. The 2016 deferred cash awards vest annually over two years, and the 2015 deferred cash awards vest after three years. Both awards provide for accelerated vesting upon retirement, disability, death, or if there is a change in control. Expense associated with deferred cash awards is recognized ratably over the vesting period. The accrued liability was $319,000 and $225,000 at first quarter-end 2016 and year-end 2015 and is included in other liabilities.
Note 19—Subsequent Events
On April 18, 2016, we sold Eleven, a 257-unit multifamily project in Austin for $60,150,000. The transaction generated net proceeds of $35,150,000 after closing costs and prorations and payoff of the related debt of $23,936,000.
On May 4, 2016, we sold Radisson Hotel & Suites in Austin for $130,000,000. The transaction generated net proceeds of $112,000,000 after closing costs and prorations and payoff of the related debt of $15,400,000.
On May 6, 2016, we sold our remaining Bakken/Three Forks oil and gas properties for $50,000,000. Net proceeds after closing costs and prorations were $46,525,000. In second quarter 2016, we expect to incur an additional loss related to this transaction due to allocation of goodwill on a relative fair value basis to these assets. With this transaction, we have completely exited our oil and gas working interest assets in North Dakota.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2015 Annual Report on Form 10-K. Unless otherwise indicated, information is presented as of first quarter-end 2016, and references to acreage owned includes all acres owned by ventures regardless of our ownership interest in a venture.
Forward-Looking Statements
This Quarterly Report on Form 10-Q and other materials we have filed or may file with the Securities and Exchange Commission contain “forward-looking statements” within the meaning of the federal securities laws. These forward-looking statements are identified by their use of terms and phrases such as “believe,” “anticipate,” “could,” “estimate,” “likely,” “intend,” “may,” “plan,” “expect,” and similar expressions, including references to assumptions. These statements reflect our current views with respect to future events and are subject to risks and uncertainties. We note that a variety of factors and uncertainties could cause our actual results to differ significantly from the results discussed in the forward-looking statements. Factors and uncertainties that might cause such differences include, but are not limited to:

•	general economic, market or business conditions in Texas or Georgia, where our real estate activities are concentrated, or on a national or global scale;

•	our ability to achieve some or all of our key initiatives;

•	the opportunities (or lack thereof) that may be presented to us and that we may pursue;

•	our ability to hire and retain key personnel;

•	future residential or commercial entitlements, development approvals and the ability to obtain such approvals;

•	obtaining approvals of reimbursements and other payments from special improvement districts and the timing of such payments;

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

Other factors, including the risk factors described in Item 1A of our 2015 Annual Report on Form 10-K, may also cause actual results to differ materially from those projected by our forward-looking statements. New factors emerge from time to time and it is not possible for us to predict all such factors, nor can we assess the impact of any such factor on our business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.
Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.
Key Initiatives

•	Reducing costs across our entire organization;

•	Reviewing entire portfolio of assets;

•	Reviewing capital structure; and

•	Providing additional information.

Results of Operations
A summary of our consolidated results by business segment follows:

	First Quarter
	2016	2015
	(In thousands)
Revenues:
Real estate	$36,098	$32,830
Oil and gas	5,352	13,185
Other natural resources	438	1,790
Total revenues	$41,888	$47,805
Segment earnings (loss):
Real estate	$20,224	$9,066
Oil and gas	(12,441)	(2,941)
Other natural resources	(581)	(391)
Total segment earnings (loss)	7,202	5,734
Items not allocated to segments:
General and administrative expense	(4,973)	(6,020)
Share-based and long-term incentive compensation expense	(1,544)	(3,458)
Interest expense	(7,639)	(8,821)
Other corporate non-operating income	(48)	48
Income (loss) before taxes	(7,002)	(12,517)
Income tax benefit	2,626	4,359
Net loss attributable to Forestar Group Inc.	$(4,376)	$(8,158)

Significant aspects of our results of operations follow:
First Quarter 2016

•
First quarter 2016 real estate segment earnings benefited from a $9,613,000 gain associated with the sale of our interest in the 360°, a 304-unit multifamily joint venture in Denver, and a $3,968,000 gain associated with sale of Music Row, a wholly-owned multifamily property under construction in Nashville, both as result of our announced plan to opportunistically exit our multifamily portfolio of assets.

•
First quarter 2016 oil and gas segment results were down compared with first quarter 2015 due to a $10,977,000 loss associated with the sale of non-core oil and gas properties principally located in Oklahoma, Kansas, Nebraska and North Dakota as a result of our announced plan to exit non-core oil and gas working interests.

Current Market Conditions
New U.S. single-family home starts ended March 2016 at 764,000 on a seasonally adjusted basis, nearly 23 percent above year-ago levels but below historical levels. Inventories of new homes are near historically low levels in many areas. In addition, declining finished lot inventories and limited supply of economically developable raw land has increased demand for our developed lots. However, national and global economic weakness and uncertainty, and a restrictive mortgage lending environment continue to threaten a robust recovery in the housing market, despite low interest rates. Multifamily market conditions continue to be strong, with many markets experiencing healthy occupancy levels and positive rent growth. This improvement has been driven primarily by limited housing inventory, reduced single-family mortgage credit availability, and the increased propensity to rent among the 18 to 34 year old demographic of the U.S. population.
Global supply and demand fundamentals for crude oil at the end of March 2016 remained out of balance with high global and domestic inventories and slower global growth. West Texas Intermediate (WTI) oil prices averaged $33.18 per Bbl in first quarter 2016, nearly 32 percent lower than in first quarter 2015. Estimates for global demand growth continue to be tempered and could extend the global supply glut, resulting in an extended period of low crude oil pricing. Henry Hub natural gas prices in first quarter 2016 averaged $2.00/MMBtu, 31 percent lower than first quarter 2015 and the lowest first quarter average since 1999. Natural gas inventories ended winter withdrawal above the previous end of March record high in 2012 due to warmer-than-normal temperatures and continued high production volumes.
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
Real Estate
We own directly or through ventures interests in 57 residential and mixed-use projects comprised of 7,000 acres of real estate located in 11 states and 15 markets. Our real estate segment secures entitlements and develops infrastructure on our lands, primarily for single-family residential and mixed-use communities. We own approximately 87,000 acres of non-core timberland and undeveloped land in a broad area around Atlanta, Georgia, with the balance located primarily in Texas. We own and manage our projects either directly or through ventures. Our real estate segment revenues are principally derived from the sales of residential single-family lots and tracts, undeveloped land and commercial real estate and from the operation of income producing properties, primarily a hotel and multifamily properties.

A summary of our real estate results follows:

	First Quarter
	2016	2015
	(In thousands)
Revenues	$36,098	$32,830
Cost of sales	(18,424)	(18,054)
Operating expenses	(11,088)	(9,602)
	6,586	5,174
Interest income	122	869
Gain on sale of assets	13,581	—
Equity in earnings of unconsolidated ventures	15	2,944
Less: Net (income) loss attributable to noncontrolling interests	(80)	79
Segment earnings	$20,224	$9,066
Revenues in our owned and consolidated ventures consist of:

	First Quarter
	2016	2015
	(In thousands)
Residential real estate	$17,045	$18,322
Commercial real estate	2,655	1,377
Undeveloped land	5,703	2,015
Commercial and income producing properties	9,690	10,869
Other	1,005	247
	$36,098	$32,830
Residential real estate revenues principally consist of the sale of single-family lots to local, regional and national homebuilders. Residential lot sales volume in first quarter 2016 was comparable with first quarter 2015, however, average price per lot sold was down 8 percent. Commercial real estate revenues principally consist of the sale of tracts to commercial developers that specialize in the construction and operation of income producing properties such as apartments, retail centers, or office buildings.
In first quarter 2016, we sold 1,972 acres of undeveloped land for $5,703,000, or approximately $2,892 per acre, generating approximately $4,314,000 in segment earnings, as compared with 731 acres sold for $2,015,000 or approximately $2,758 per acre, generating approximately $1,364,000 in segment earnings in first quarter 2015.
Commercial and income producing properties revenue includes revenues from hotel room sales and other guest services, rental revenues from our operating multifamily properties and reimbursement for costs paid to subcontractors plus development and construction fees from certain multifamily projects. First quarter 2016 and 2015 includes $199,000 and $2,029,000 in construction revenues associated with one multifamily joint venture fixed fee contract as general contractor. The construction of this multifamily joint venture project was completed in first quarter 2016. Development fee revenues in first quarter 2016 and 2015 were $1,298,000 and $407,000. The increase in development fee revenues in first quarter 2016 was related to contingent development fee earned on the 360° multifamily venture project upon completion of construction in accordance with the joint venture agreement. Rental revenues from our multifamily operating properties for first quarter 2016 and 2015 were $1,313,000 and $1,762,000. The decrease in rental revenues from our multifamily operating properties in first quarter 2016 when compared with first quarter 2015 was primarily due to the fourth quarter 2015 sale of Midtown Cedar Hill, a 354-unit multifamily property we developed near Dallas. Revenues from hotel room sales and other guest services were $6,880,000 and $6,672,000 in first quarter 2016 and 2015.
The increase in other revenues in first quarter 2016 is primarily associated with easement revenues associated with our undeveloped land.

Units sold consist of:

	First Quarter
	2016	2015
Owned and consolidated ventures:
Residential lots sold	248	242
Revenue per lot sold	$68,696	$73,064
Commercial acres sold	8	4
Revenue per commercial acre sold	$331,033	$329,863
Undeveloped acres sold	1,972	731
Revenue per acre sold	$2,892	$2,758
Ventures accounted for using the equity method:
Residential lots sold	36	47
Revenue per lot sold	$81,643	$92,551
Commercial acres sold	—	29
Revenue per commercial acre sold	$—	$312,237
Undeveloped acres sold	—	—
Revenue per acre sold	$—	$—
Cost of sales in first quarter 2016 and 2015 include $526,000 and $2,434,000 related to multifamily construction contract costs we incurred as general contractor and paid to subcontractors associated with our development of a multifamily venture property near Denver which was completed in first quarter 2016. Included in multifamily construction contract costs are charges of $327,000 and $405,000 in first quarter 2016 and 2015 reflecting estimated cost increases associated with our fixed fee contracts as general contractor. Cost of sales in first quarter 2015 also includes $504,000 of non-cash asset impairment charges associated with a residential development with golf course and country club property located near Fort Worth which was sold in April 2015.
Operating expenses consist of:

	First Quarter
	2016	2015
	(In thousands)
Employee compensation and benefits	$3,687	$2,299
Property taxes	2,027	2,114
Professional services	1,205	1,434
Depreciation and amortization	856	1,724
Other	3,313	2,031
	$11,088	$9,602
The increase in employee compensation and benefits expense in first quarter 2016 is principally related to $1,422,000 of severance costs incurred as a result of our key initiatives to reduce costs across our entire organization and classifying our multifamily portfolio as non-core and our announced plan to exit these assets. The decrease in depreciation and amortization in first quarter 2016 is primarily due to the fourth quarter 2015 sale of Midtown Cedar Hill multifamily project, full amortization of in-place leases associated with Eleven multifamily project and discontinuing depreciation of the Radisson Hotel & Suites and Eleven multifamily project due to first quarter 2016 classification as assets held for sale. Other operating expense in first quarter 2016 includes $1,058,000 of pre-acquisition costs related to multifamily projects that we no longer intend to pursue.
Interest income principally represents earnings from a loan secured by a mixed-use real estate community in Houston that was paid in full in first quarter 2015 and interest income received on reimbursements from utility and improvement districts.
Gain on sale of assets in first quarter 2016 includes a gain of $9,613,000 related to sale of our interest in 360°, a 304-unit multifamily joint venture in Denver for $13,917,000, of which $750,000 was held in escrow and the gain deferred until completion of certain construction related post-closing obligations and $3,968,000 gain associated with sale of Music Row, a wholly-owned multifamily property under construction in Nashville for $14,703,000, both as a result of our announced plan to opportunistically exit our multifamily portfolio of assets.
Decrease in equity earnings from our unconsolidated ventures in first quarter 2016 compared with first quarter 2015 is primarily due to lower residential lot sales and no commercial real estate sales activity.

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
Our net investment in owned and consolidated real estate by geographic location follows:

State	Entitled, Developed, and Under Development Projects	Undeveloped Land and Land in Entitlement Process	Commercial and Income Producing Properties	Total
	(In thousands)
Texas	$264,766	$5,710	$22,109	$292,585
Georgia	5,383	65,753	—	71,136
California	8,915	25,033	—	33,948
North & South Carolina	12,509	135	—	12,644
Colorado	24,040	6	—	24,046
Tennessee	15,524	—	—	15,524
Other	21,232	238	—	21,470
	$352,369	$96,875	$22,109	$471,353
Oil and Gas
Our oil and gas segment is focused on maximizing the value from our owned oil and gas mineral interests through promoting exploration, development and production activities by increasing acreage leased, lease rates and royalty interests.
We lease portions of our 590,000 owned net mineral acres located principally in Texas, Louisiana, Georgia and Alabama to other oil and gas companies in return for a lease bonus, delay rentals and a royalty interest. At first quarter-end 2016, we have about 15,000 net acres leased to others, about 40,000 net acres leased to others that are held by production related to our owned mineral interests and 533 gross wells operated by others on our owned mineral acres.
In addition, we are focused on exiting our non-core working interest oil and gas assets, principally in the Bakken/Three Forks of North Dakota and Lansing - Kansas City formation of Nebraska and Kansas. In first quarter 2016, we sold our remaining Nebraska and Kansas oil and gas properties for $21,000,000 and sold certain oil and gas properties in North Dakota for $9,499,000 which includes $3,269,000 in reimbursement of capital costs incurred on in-progress wells that were assumed by the buyer. On May 6, 2016 we sold our our remaining Bakken/Three Forks oil and gas properties for $50,000,000. Net proceeds after purchase price adjustments were $46,525,000 and with the close of this transaction we have completely exited our oil and gas working interests in North Dakota.
A summary of our oil and gas results follows:

	First Quarter
	2016	2015
	(In thousands)
Revenues	$5,352	$13,185
Cost of oil and gas producing activities	(5,194)	(11,542)
Operating expenses	(1,654)	(5,856)
	(1,496)	(4,213)
Gain (loss) on sale of assets	(10,977)	1,176
Equity in earnings of unconsolidated ventures	32	96
Segment earnings (loss)	$(12,441)	$(2,941)

Revenues consist of:

	First Quarter
	2016	2015
	(In thousands)
Oil production (a)	$4,522	$11,304
Gas production	749	1,516
Other (principally lease bonus and delay rentals)	81	365
	$5,352	$13,185
 _________________________

(a)	Oil production includes revenues from oil, condensate and natural gas liquids (NGLs).
In first quarter 2016, oil and gas production revenues decreased principally as a result of lower oil and gas prices and lower production volumes due to selling producing oil and gas properties as result of our exiting non-core working interest assets. The decline in oil prices negatively impacted revenues by $2,623,000 and the decline in oil volumes negatively impacted revenues by $4,160,000 in first quarter 2016 when compared with first quarter 2015. The decline in gas prices negatively impacted revenues by $303,000 and the decline in gas production volumes negatively impacted revenues by $463,000 in first quarter 2016 when compared with first quarter 2015.
Other revenues include $74,000 in lease bonuses received from leasing 366 net mineral acres owned in Texas and Louisiana in first quarter 2016 compared with $279,000 lease bonus revenues received from leasing 800 net mineral acres in Texas and Louisiana in first quarter 2015.
Cost of oil and gas producing activities consists of:

	First Quarter
	2016	2015
	(In thousands)
Depletion and amortization	$1,752	$7,204
Production costs	3,329	4,102
Exploration costs	42	168
Non-cash impairment of proved oil and gas properties and unproved leasehold interests	—	7
Other	71	61
	$5,194	$11,542
Cost of oil and gas producing activities decreased in first quarter 2016 when compared with first quarter 2015 primarily due to lower depletion and amortization expense as a result of our key initiatives to exit non-core oil and gas properties and lower basis due to previously recorded non-cash impairment charges. Depletion and amortization represent non-cash costs of producing oil and gas associated with our working interests and is computed based on the units of production method.
Exploration costs principally represent exploratory dry hole costs, geological and geophysical and seismic study costs.
Production costs principally represent lease operating expenses associated with producing working interest wells and our share of production severance taxes related to both our royalty and working interests.

Oil and gas produced and average unit prices related to our royalty and working interests follows:

	First Quarter
	2016	2015
Consolidated entities:
Oil production (barrels)	162,000	269,900
Average oil price per barrel	$26.86	$40.18
NGL production (barrels)	23,600	23,700
Average NGL price per barrel	$7.22	$19.28
Total oil production (barrels), including NGLs	185,600	293,600
Average total oil price per barrel, including NGLs	$24.36	$38.50
Gas production (millions of cubic feet)	382.4	478.1
Average price per thousand cubic feet	$1.96	$3.17
Our share of ventures accounted for using the equity method:
Gas production (millions of cubic feet)	37.3	42.3
Average price per thousand cubic feet	$1.78	$3.30
Total consolidated and our share of equity method ventures:
Oil production (barrels)	162,000	269,900
Average oil price per barrel	$26.86	$40.18
NGL production (barrels)	23,600	23,700
Average NGL price per barrel	$7.22	$19.28
Total oil production (barrels), including NGLs	185,600	293,600
Average total oil price per barrel, including NGLs	$24.36	$38.50
Gas production (millions of cubic feet)	419.7	520.4
Average price per thousand cubic feet	$1.94	$3.18
Total BOE (barrel of oil equivalent) (a)	255,600	380,400
Average price per barrel of oil equivalent	$20.89	$34.07
 _________________________

(a)	Gas is converted to barrels of oil equivalent (BOE) using a conversion of six Mcf to one barrel of oil.
Operating expenses consist of:

	First Quarter
	2016	2015
	(In thousands)
Employee compensation and benefits	$827	$2,621
Professional and consulting services	414	707
Depreciation	85	211
Other	328	2,317
	$1,654	$5,856
The decrease in operating expenses in first quarter 2016 compared with first quarter 2015 is primarily due to our key initiative to reduce costs across our entire organization and corresponding reduction in our workforce. First quarter 2015 operating expenses includes $1,750,000 for a lease termination charge associated with closing our office in Fort Worth, Texas and $1,068,000 of employee severance and retention costs.
In first quarter 2016, we recorded a net loss of $10,977,000 on the sale of 190,960 mineral acres leased from others and 185 gross (66 net) producing oil and gas wells primarily in Nebraska, Kansas, Oklahoma and North Dakota for total sales proceeds of $32,227,000. A significant portion of the net loss on sale, $7,244,000, is related to write-off of allocated goodwill to sold producing oil and gas properties. In first quarter 2015, we recorded a gain of $1,176,000 related to the sale of 290 net mineral acres leased from others in North Dakota for approximately $2,000,000.

Other Natural Resources
Our other natural resources segment manages our timber holdings, recreational leases and water resource initiatives. At first quarter-end 2016, we have about 87,000 real estate acres with timber we own directly or through ventures, primarily in Georgia and Texas. Our other natural resources segment revenues are principally derived from the sales of wood fiber from our land and leases for recreational uses. We have water interests in approximately 1.5 million acres, including a 45 percent nonparticipating royalty interest in groundwater produced or withdrawn for commercial purposes or sold from 1.4 million acres in Texas, Louisiana, Georgia and Alabama, and approximately 20,000 acres of groundwater leases in central Texas.

A summary of our other natural resources results follows:

	First Quarter
	2016	2015
	(In thousands)
Revenues	$438	$1,790
Cost of sales	(385)	(920)
Operating expenses	(634)	(1,266)
	(581)	(396)
Equity in earnings of unconsolidated ventures	—	5
Segment earnings (loss)	$(581)	$(391)
Revenues consist of:

	First Quarter
	2016	2015
	(In thousands)
Fiber	$151	$1,245
Water	—	100
Recreational leases and other	287	445
	$438	$1,790
Fiber sold consists of:

	First Quarter
	2016	2015
Pulpwood tons sold	5,300	27,500
Average pulpwood price per ton	$8.73	$8.63
Sawtimber tons sold	3,200	20,100
Average sawtimber price per ton	$21.02	$21.50
Total tons sold	8,500	47,600
Average stumpage price per ton (a)	$13.30	$14.07
 _________________________

(a)	Average stumpage price per ton is based on gross revenues less cut and haul costs.
Water revenues are associated with a groundwater reservation agreement with Hays County, Texas, which commenced in 2013 and was terminated in second quarter 2015.
Information about our recreational leases follows:

	First Quarter
	2016	2015
Average recreational acres leased	87,500	109,700
Average price per leased acre	$9.39	$8.66
Cost of sales principally includes non-cash cost of timber cut and sold and delay rental payments paid to others related to groundwater leases in central Texas.

Operating expenses consist of:

	First Quarter
	2016	2015
	(In thousands)
Employee compensation and benefits	$301	$683
Professional and consulting services	211	349
Other	122	234
	$634	$1,266

The decrease in operating expenses in first quarter 2016 when compared with first quarter 2015 is primarily due to our key initiative to reduce costs across entire organization and corresponding reduction in our workforce. Employee compensation and benefits includes $164,000 in severance costs incurred in first quarter 2016. Operating expenses associated with our water resources initiatives for first quarter 2016 and 2015 were $297,000 and $750,000.
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
General and administrative expense
General and administrative expenses consist of:

	First Quarter
	2016	2015
	(In thousands)
Employee compensation and benefits	$2,585	$2,208
Professional and consulting services	946	1,668
Facility costs	230	233
Depreciation and amortization	119	181
Insurance costs	186	151
Other	907	1,579
	$4,973	$6,020

The decrease in general and administrative expense in first quarter 2016 when compared with first quarter 2015 is primarily due to our key initiative to reduce costs across entire organization. Employee compensation and benefits includes $486,000 in severance costs incurred in first quarter 2016.
Share-based and long-term incentive compensation expense

Our share-based compensation expense principally fluctuates due to a portion of our awards being cash-settled and as a result are affected by changes in market price of our common stock. The decrease in share-based compensation expense in first quarter 2016 when compared with first quarter 2015 is primarily due to decrease in new grants awarded to employees, decrease in annual restricted stock grants to our Board of Directors and decrease in value of cash-settled awards paid in first quarter 2016 due to decrease in market price of our common stock by over 20 percent from year-end 2015 to settlement date. These decreases were somewhat offset by an increase of over 19 percent in our stock price since year-end 2015 and its impact on cash-settled awards.
Interest expense

The decrease in interest expense in first quarter 2016 when compared with first quarter 2015 is primarily due to decrease in debt outstanding associated with retirement of $8,600,000 and $19,440,000 of 8.50% Senior Secured Notes (Notes) in first quarter 2016 and fourth quarter 2015 and due to our payment in full of a $24,166,000 loan secured by Midtown Cedar Hill, which we sold in fourth quarter 2015. First quarter 2016 debt retirement resulted in a gain of $127,000 on early extinguishment, offset by the write-off of unamortized debt issuance costs of $225,000 allocated to the Notes. Net loss on early extinguishment of debt was $98,000 in first quarter 2016 which is reported in other non-operating income.
Income Taxes
Our effective tax rate was 38 percent in first quarter 2016, which includes a three percent benefit for a partial release of our valuation allowance and a five percent detriment for goodwill due to the sale of oil and gas assets. Our effective tax rate was 35 percent in first quarter 2015, which included a two percent benefit for noncontrolling interests and a two percent detriment for share-based compensation benefits that will not be realized. Our effective tax rates also include the effect of state income taxes, nondeductible items and benefits of percentage depletion.
At first quarter-end 2016 and year-end 2015, we have a valuation allowance for our deferred tax assets of $95,389,000 and $97,068,000 for the portion of the deferred tax assets that we have determined is more likely than not to be unrealizable.
In determining our valuation allowance, we assessed available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax asset. A significant piece of objective evidence evaluated was the cumulative loss incurred over the three-year period ended March 31, 2016, principally driven by impairments of oil and gas properties in 2015. Such evidence limits our ability to consider other subjective evidence, such as our projected future taxable income.
The amount of the deferred tax asset considered realizable could be adjusted if negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence, such as our projected future taxable income.
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
In first quarter 2016, net cash provided by operating activities was $5,009,000. The increase in cash provided by operating activities year over year is primarily due to lower real estate development and acquisition expenditures of $14,794,000. In first quarter 2015, net cash used for operating activities was $18,766,000 principally due to lower residential lot sales and undeveloped land sales activity and $34,769,000 in real estate development and acquisition expenditures exceeding $9,884,000 of real estate cost of sales.

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

In first quarter 2016, net cash provided by investing activities was $51,449,000 principally a result of sales proceeds of $56,828,000, of which $28,958,000 are from sale of certain oil and gas properties and $27,870,000 are proceeds from sale of our interest in 3600, a 304-unit multifamily joint venture in Denver, and the sale of Music Row, a wholly-owned multifamily property under construction in Nashville, for $14,703,000. In first quarter 2015, net cash used for investing activities was $24,703,000 principally due to investment of $23,718,000 in oil and gas properties and equipment associated with previously committed exploration and production operations and investment of $2,809,000 in property and equipment, software and reforestation, of which $2,357,000 was related to capital expenditures on our 413 guest room hotel in Austin, partially offset by proceeds of $2,000,000 related to sale of certain oil and gas properties in North Dakota.
Cash Flows from Financing Activities
In first quarter 2016, net cash used for financing activities was $10,254,000 principally due to retirement of $8,600,000 of our 8.5% senior secured notes and $2,250,000 of payments related to amortizing notes assoicated with our tangible equity units. In first quarter 2015, net cash used for financing activities was $396,000 principally due to payroll taxes on share-settled equity awards and distributions to noncontrolling interests, offset by cash flows provided by net additions to debt.
Real Estate Acquisition and Development Activities
We secure entitlements and develop infrastructure, primarily for single family residential and mixed-use communities.
We categorize real estate development and acquisition expenditures as operating activities on the statement of cash flows. These development and acquisition expenditures include costs for development of residential lots and mixed-use communities.
In first quarter 2016, real estate development and acquisition expenditures were $14,794,000 entirely related to real estate development costs as we made no community development site acquisitions in first quarter 2016.
Oil and Gas Drilling and Other Exploration and Development Activities
Our planned expenditures for 2016 are expected to be significantly lower compared with 2015 based on our plan to exit non-core oil and gas assets. In first quarter 2016, drilling and completion activity was primarily related to settling capital expenditures accrued at year-end 2015. Regional allocation of our capital expenditures for drilling and completion activities in first quarter 2016 is shown below:

First Quarter
2016
(In thousands)
Bakken and Three Forks formations of North Dakota	$395
Other, principally in Nebraska	17
$412
Accrued capital expenditures for drilling and completion costs at first quarter-end 2016 were $3,677,000 and are included in other accrued expenses. These oil and gas property additions will be reflected as cash used for investing activities in the period the accrued payables are settled.
Liquidity
At first quarter-end 2016, our senior secured credit facility provides for a $300,000,000 revolving line of credit maturing May 15, 2017 (with two one-year extension options). The revolving line of credit may be prepaid at any time without penalty. The revolving line of credit includes a $100,000,000 sublimit for letters of credit, of which $15,817,000 is outstanding at first quarter-end 2016. Total borrowings under our senior secured credit facility (including the face amount of letters of credit) may not exceed a borrowing base formula.
At first quarter-end 2016, net unused borrowing capacity under our senior secured credit facility is calculated as follows:

Senior Credit Facility
(In thousands)
Borrowing base availability	$281,016
Less: borrowings	—
Less: letters of credit	(15,817)
$265,199

Our net unused borrowing capacity during first quarter 2016 ranged from a high of $284,426,000 to a low of $265,199,000. Certain non-core assets support the borrowing base under our senior secured credit facility so we expect our borrowing capacity to be reduced as non-core assets are sold over time. This facility is used primarily to fund our operating cash needs, which fluctuate due to timing of residential and commercial real estate sales, undeveloped land sales, oil and gas leasing, exploration and production activities and mineral lease bonus payments received, timber sales, reimbursements from utility and improvement districts, payment of payables and expenses and capital expenditures.
Our debt agreements contain financial covenants customary for such agreements including minimum levels of interest coverage and limitations on leverage. On December 30, 2015, we amended our senior secured credit facility to reduce the interest coverage ratio from 2.50:1.0 to 2.25:1.0 for the quarter ending December 31, 2015 and March 31, 2016. Thereafter, the interest coverage ratio returns to 2.50:1.0. At first quarter-end 2016, we were in compliance with the financial covenants of these agreements.
The following table details our compliance with the financial covenants calculated as provided in the senior credit facility:

Financial Covenant	Requirement	First Quarter-End 2016
Interest Coverage Ratio (a)	≥2.25:1.0	3.18:1.0
Total Leverage Ratio (b)	≤50%	40.1%
Tangible Net Worth (c)	≥$379.0 million	$474.9 million
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

(c)
Calculated as the amount by which consolidated total assets (excluding Credo acquisition goodwill over $50,000,000) exceeds consolidated total liabilities. At first quarter-end 2016, the requirement is $379,044,000 computed as: $379,044,000 plus 85 percent of the aggregate net proceeds received by us from any equity offering, plus 75 percent of all positive net income, on a cumulative basis. This covenant is applied at the end of each quarter.

To make additional discretionary investments, acquisitions, or distributions, we must maintain available liquidity equal to 10 percent of the aggregate commitments in place. At first quarter-end 2016, the minimum liquidity requirement was $30,000,000, compared with $402,602,000 in actual available liquidity based on the unused borrowing capacity under our senior secured credit facility plus unrestricted cash and cash equivalents. The failure to maintain such minimum liquidity does not constitute a default or event of default of our senior secured credit facility.
Discretionary investments in community development may be restricted in the event that the revenue/capital expenditure ratio is less than or equal to 1.0x. At first quarter-end 2016, the revenue/capital expenditure ratio was 2.0x. Revenue is defined as total gross revenues (excluding revenues attributed to Credo and multifamily properties), plus our pro rata share of the operating revenues from unconsolidated ventures. Capital expenditures are defined as consolidated development and acquisition expenditures (excluding investments related to Credo and multifamily properties), plus our pro rata share of unconsolidated ventures’ development and acquisition expenditures.
In addition, we may elect to make distributions so long as the total leverage ratio is less than 40 percent, the interest coverage is greater than 3.0:1.0 and available liquidity is not less than $125,000,000. Effective December 30, 2015, the senior secured credit facility was amended to provide that we may make distributions in an aggregate amount not to exceed $50,000,000 to be funded from up to 65% of the net proceeds from sales of multifamily properties and non-core assets, such as Radisson Hotel & Suites in Austin, and any oil and gas properties. The amendment provides us the flexibility to repurchase stock or pay a special dividend should our Board or Directors determine that we should do so, though no such decisions have been made at this time.

Contractual Obligations and Off-Balance Sheet Arrangements
In 2014, FMF Littleton LLC, an equity method venture in which we own a 25 percent interest, obtained a senior secured construction loan in the amount of $46,384,000 to develop a 385-unit multifamily project located in Littleton, Colorado. The outstanding balance was $26,706,000 at first quarter-end 2016. We provided the lender with a guaranty of completion of the improvements; a guaranty for repayment of 25 percent of the principal balance and unpaid accrued interest; and a standard nonrecourse carve-out guaranty. The principal guaranty will reduce from 25 percent of principal to ten percent upon achievement of certain conditions.
In 2014, CREA FMF Nashville LLC, an equity method venture with Massachusetts Mutual Life Insurance Co. (MassMutual) in which we own a 30 percent interest, obtained a senior secured construction loan in the amount of $51,950,000 to develop a 320-unit multifamily project located in Nashville, Tennessee. The outstanding balance at first quarter-end 2016 was $36,832,000. We provided the lender with a guaranty of completion of the improvements; a guaranty for repayment of 25 percent of the principal balance and unpaid accrued interest; and a standard nonrecourse carve-out guaranty. The principal guaranty will reduce from 25 percent of principal to zero percent upon achievement of certain conditions.
Cibolo Canyons—San Antonio, Texas
Cibolo Canyons consists of the JW Marriott ® San Antonio Hill Country Resort & Spa development owned by third parties and a mixed-use development we own. We have $57,887,000 invested in Cibolo Canyons at first quarter-end 2016, all of which is related to the mixed-use development.
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
In 2014, we received $50,550,000 from CCSID principally related to its issuance of $48,900,000 HOT and Sales and Use Tax Revenue Bonds, resulting in recovery of our full Resort investment. These bonds are obligations solely of CCSID and are payable from HOT and sales and use taxes levied on the Resort by CCSID. To facilitate the issuance of the bonds, we provided a $6,846,000 letter of credit to the bond trustee as security for certain debt service fund obligations in the event CCSID tax collections are not sufficient to support payment of the bonds in accordance with their terms. The letter of credit must be maintained until the earlier of redemption of the bonds or scheduled bond maturity in 2034. We also entered into an agreement with the owner of the Resort to assign its senior rights to us in exchange for consideration provided by us, including a surety bond to be drawn if CCSID tax collections are not sufficient to support ad valorem tax rebates payable. The surety bond has a balance of $7,850,000 at first quarter-end 2016. The surety bond will decrease as CCSID makes annual ad valorem tax rebate payments, which obligation is scheduled to be retired in full by 2020. All future receipts are expected to be recognized as gains in the period collected.
Mixed-Use Development
The mixed-use development we own consists of 2,100 acres planned to include approximately 1,769 residential lots and 150 commercial acres designated for multifamily and retail uses, of which 1,026 lots and 130 commercial acres have been sold through first quarter-end 2016.
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
Through first quarter-end 2016, we have submitted and were approved for reimbursement of approximately $54,376,000 of infrastructure costs, of which we have received reimbursements totaling $34,703,000. At first quarter-end 2016, we have $19,673,000 in pending reimbursements, excluding interest.
Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies or estimates from those disclosed in our 2015 Annual Report on Form 10-K.
New and Pending Accounting Pronouncements
Please read Note 2—New and Pending Accounting Pronouncements to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Statistical and Other Data
A summary of our real estate projects in the entitlement process (a) at first quarter-end 2016 follows:

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

(b)	Project acres, which are the total for the project regardless of our ownership interest, are approximate. The actual number of acres entitled may vary.

A summary of our non-core timberland and undeveloped land at first quarter-end 2016 follows:

Acres
Timberland
Alabama	1,900
Georgia	45,500
Texas	14,300
Higher and Better Use Timberland
Georgia	19,800
Entitled Undeveloped Land
Georgia	5,100
Total	86,600

A summary of activity within our active projects in the development process, which includes entitled (a), developed and under development real estate projects, at first quarter-end 2016 follows:

			Residential Lots/Units		Commercial Acres
Project	County	Interest Owned (a)	Lots/Units Sold Since Inception	Lots/Units Remaining	Acres Sold Since Inception	Acres Remaining

Texas
Austin
Arrowhead Ranch	Hays	100%	2	379	—	11
The Colony	Bastrop	100%	461	1,423	22	31
Double Horn Creek	Burnet	100%	96	3	—	—
Entrada (b)	Travis	50%	—	821	—	—
Hunter’s Crossing	Bastrop	100%	510	—	54	49
La Conterra	Williamson	100%	202	—	3	55
Westside at Buttercup Creek	Williamson	100%	1,496	1	66	—
			2,767	2,627	145	146
Corpus Christi
Caracol	Calhoun	75%	13	61	—	14
Padre Island (b)	Nueces	50%	—	—	—	15
Tortuga Dunes	Nueces	75%	—	134	—	4
			13	195	—	33
Dallas-Ft. Worth
Bar C Ranch	Tarrant	100%	384	721	—	—
Keller	Tarrant	100%	—	—	1	—
Lakes of Prosper	Collin	100%	157	130	4	—
Lantana	Denton	100%	1,262	502	14	—
Maxwell Creek	Collin	100%	959	42	10	—
Parkside	Collin	100%	33	167	—	—
The Preserve at Pecan Creek	Denton	100%	604	178	—	7
River's Edge	Denton	100%	—	202	—	—
Stoney Creek	Dallas	100%	271	425	—	—
Summer Creek Ranch	Tarrant	100%	983	268	35	44
Timber Creek	Collin	88%	—	601	—	—
Village Park	Collin	100%	567	—	3	2
			5,220	3,236	67	53
Houston
Barrington Kingwood	Harris	100%	176	4	—	—
City Park	Harris	75%	1,312	156	58	107
Harper’s Preserve (b)	Montgomery	50%	513	1,215	30	49
Imperial Forest	Harris	100%	45	383	—	—
Long Meadow Farms (b)	Fort Bend	38%	1,568	229	190	115
Southern Trails (b)	Brazoria	80%	925	71	1	—
Spring Lakes	Harris	100%	348	—	25	4
Summer Lakes	Fort Bend	100%	739	330	56	—
Summer Park	Fort Bend	100%	102	97	34	62
Willow Creek Farms II	Waller/Fort Bend	90%	90	175	—	—
			5,818	2,660	394	337

			Residential Lots/Units		Commercial Acres
Project	County	Interest Owned (a)	Lots/Units Sold Since Inception	Lots/Units Remaining	Acres Sold Since Inception	Acres Remaining
San Antonio
Cibolo Canyons	Bexar	100%	1,026	743	130	56
Oak Creek Estates	Comal	100%	287	267	13	—
Olympia Hills	Bexar	100%	742	12	10	—
Stonewall Estates (b)	Bexar	50%	375	15	—	—
			2,430	1,037	153	56
Total Texas			16,248	9,755	759	625
Colorado
Denver
Buffalo Highlands	Weld	100%	—	164	—	—
Johnstown Farms	Weld	100%	281	313	2	3
Pinery West	Douglas	100%	86	—	20	106
Stonebraker	Weld	100%	—	603	—	—
			367	1,080	22	109
Georgia
Atlanta
Harris Place	Paulding	100%	22	5	—	—
Montebello (b) (c)	Forsyth	90%	—	220	—	—
Seven Hills	Paulding	100%	870	210	26	113
West Oaks	Cobb	100%	—	56	—	—
			892	491	26	113
North & South Carolina
Charlotte
Ansley Park	Lancaster	100%	—	304	—	—
Habersham	York	100%	41	146	—	6
Walden	Mecklenburg	100%	—	387	—	—
			41	837	—	6
Raleigh
Beaver Creek (b)	Wake	90%	6	187	—	—
			6	187	—	—
			47	1,024	—	6
Tennessee
Nashville
Beckwith Crossing	Wilson	100%	12	87	—	—
Morgan Farms	Williamson	100%	108	65	—	—
Vickery Park	Williamson	100%	—	197	—	—
Weatherford Estates	Williamson	100%	8	9	—	—
			128	358	—	—
Wisconsin
Madison
Juniper Ridge/Hawks Woods (b) (c)	Dane	90%	—	215	—	—
Meadow Crossing II (b) (c)	Dane	90%	—	172	—	—
			—	387	—	—

			Residential Lots/Units		Commercial Acres
Project	County	Interest Owned (a)	Lots/Units Sold Since Inception	Lots/Units Remaining	Acres Sold Since Inception	Acres Remaining
Arizona, California, Missouri, Utah
Tucson
Boulder Pass (b) (c)	Pima	50%	—	88	—	—
Dove Mountain	Pima	100%	—	98	—	—
Oakland
San Joaquin River	Contra Costa/Sacramento	100%	—	—	—	288
Kansas City
Somerbrook	Clay	100%	173	222	—	—
Salt Lake City
Suncrest (b) (d)	Salt Lake	90%	—	181	—	—
			173	589	—	288
Total			17,855	13,684	807	1,141
 _________________________

(a)
Interest owned reflects our net equity interest in the project, whether owned directly or indirectly. There are some projects that have multiple ownership structures within them. Accordingly, portions of these projects may appear as owned, consolidated or accounted for using the equity method.

(b)	Projects in ventures that we account for using equity method.

(c)	Venture project that develops and sells homes.

(d)	Venture project that develops and sells lots and homes.
A summary of our significant commercial and multifamily properties, excluding two multifamily sites, at first quarter-end 2016 follows:

Project	Market	Interest Owned (a)	Type	Acres	Description
Radisson Hotel & Suites (b)	Austin	100%	Hotel	2	413 guest rooms and suites
Dillon (c)	Charlotte	100%	Multifamily	3	379-unit luxury apartment
Eleven (d)	Austin	100%	Multifamily	3	257-unit luxury apartment
Elan 99 (e)	Houston	90%	Multifamily	17	360-unit luxury apartment
Acklen (e)	Nashville	30%	Multifamily	4	320-unit luxury apartment
HiLine (e)	Denver	25%	Multifamily	18	385-unit luxury apartment
 _________________________

(a)	Interest owned reflects our net equity interest in the project, whether owned directly or indirectly.

(b)	Sold on May 4, 2016 for $130.0 million.
(c) Under contract to be sold and the transaction is expected to close in second quarter 2016.
(d) Sold on April 18, 2016 for $60.2 million.
(e) Construction in progress.

Oil and Gas Owned Mineral Interests
A summary of our oil and gas owned mineral interests (a) at first quarter-end 2016 follows:

State	Unleased	Leased (b)	Held By Production (c)	Total (d)
		(Net acres)
Texas	210,000	12,000	30,000	252,000
Louisiana	131,000	3,000	10,000	144,000
Georgia	152,000	—	—	152,000
Alabama	40,000	—	—	40,000
California	1,000	—	—	1,000
Indiana	1,000	—	—	1,000
	535,000	15,000	40,000	590,000
 _________________________

(a)	Includes ventures.

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

A summary of our Texas and Louisiana owned mineral acres (a) by county or parish at first quarter-end 2016 follows:

Texas		Louisiana
County	Net Acres	Parish	Net Acres
Trinity	46,000	Beauregard	79,000
Angelina	42,000	Vernon	39,000
Houston	29,000	Calcasieu	17,000
Anderson	25,000	Allen	7,000
Cherokee	24,000	Rapides	1,000
Sabine	23,000	Other	1,000
Red River	14,000		144,000
Newton	13,000
San Augustine	13,000
Jasper	12,000
Other	11,000
	252,000
 _________________________

(a)	Includes ventures.

Oil and Gas Mineral Interests Leased
A summary of our net oil and gas mineral acres leased from others at first quarter-end 2016 follows:

State	Undeveloped	Held By Production (a)	Total
Oklahoma	—	200	200
Texas	1,000	—	1,000
North Dakota (b)	3,500	4,600	8,100
Other	17,400	3,700	21,100
	21,900	8,500	30,400
 _________________________

(a)	Excludes approximately 8,000 net acres of overriding royalty interests.

(b)	Sold on May 6, 2016.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
Our interest rate risk is principally related to our variable-rate debt. Interest rate changes impact earnings due to the resulting increase or decrease in our variable-rate debt, which was $44,414,000 at first quarter-end 2016.
The following table illustrates the estimated effect on our pre-tax income of immediate, parallel, and sustained shifts in interest rates for the next 12 months on our variable-rate debt at first quarter-end 2016. This estimate assumes that debt reductions from contractual payments will be replaced with short-term, variable-rate debt; however, that may not be the financing alternative we choose.

First Quarter-End
Change in Interest Rates	2016
(In thousands)
2%	$(714)
1%	$(266)
(1)%	$422
(2)%	$843
Foreign Currency Risk
We have no exposure to foreign currency fluctuations.
Commodity Price Risk
We have exposure to commodity price fluctuations from our oil and gas production which can materially affect our revenues and cash flows. The prices we receive for our production depend on numerous factors beyond our control. Based on our first quarter 2016 production, a 10 percent decrease in our average realized oil and gas prices would have reduced our oil and gas production revenues by $527,000. To manage our exposure to commodity price risks associated with the sale of oil and gas, we may periodically enter into derivative hedging transactions for a portion of our estimated production. We do not have any commodity derivative positions outstanding at first quarter-end 2016.
Item 4. Controls and Procedures
(a) Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (or the Exchange Act)), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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
Item 1A. Risk Factors
There are no material changes from the risk factors disclosed in our 2015 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities (a)

Period	Total Number of Shares Purchased (b)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
Month 1 (1/1/2016 — 3/31/2016)	—	$—	—	3,506,668
Month 2 (2/1/2016 — 2/29/2016)	9,058	$8.60	—	3,506,668
Month 3 (3/1/2016 — 3/31/2016)	14,633	$8.68	—	3,506,668
	23,691	$8.65	—
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

(b)	Includes shares withheld to pay taxes in connection with vesting of restricted stock awards.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit	Description

10.1	Purchase and Sale Agreement dated February 4, 2016, by and between Capital of Texas Insurance Group Inc. and Austin Lakeside Hotel Owner LLC.

10.2
Director Nomination Agreement dated February 5, 2016, by and between the Company and Carlson Capital, L.P. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on February 8, 2016).

10.3
Director Nomination Agreement dated February 5, 2016, by and between the Company and Cove Street Capital, LLC (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed with the Commission on February 8, 2016).

10.4
Purchase and Sale Agreement dated April 7, 2016, between Forestar Petroleum Corporation and DW Slate, LLC (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on April 11, 2016).

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

101.1
The following materials from Forestar’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORESTAR GROUP INC.

Date: May 10, 2016	By:	/s/ Charles D. Jehl
Charles D. Jehl
Chief Financial Officer

	By:	/s/ Sabita C. Reddy
Sabita C. Reddy
Principal Accounting Officer