Form 10-Q
period 2016-06-30
Forestar Group Inc.
filed 2016-08-05
CIK 1406587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding as of August 3, 2016
Common Stock, par value $1.00 per share	33,624,026

FORESTAR GROUP INC.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
FORESTAR GROUP INC.
Consolidated Balance Sheets
(Unaudited)

	Second Quarter-End	Year-End
	2016	2015
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$107,421	$96,442
Real estate, net	419,060	586,715
Assets of discontinued operations	1,845	104,967
Investment in unconsolidated ventures	79,730	82,453
Timber	7,183	7,683
Receivables, net	3,473	19,025
Income taxes receivable	3,228	12,056
Prepaid expenses	2,070	3,116
Property and equipment, net	10,003	10,732
Goodwill and other intangible assets	43,455	43,455
Other assets	4,365	5,602
TOTAL ASSETS	$681,833	$972,246
LIABILITIES AND EQUITY
Accounts payable	$7,208	$11,617
Accrued employee compensation and benefits	2,918	5,547
Accrued property taxes	3,406	4,529
Accrued interest	1,585	3,267
Deferred tax liability, net	992	1,037
Earnest money deposits	8,266	10,214
Other accrued expenses	10,980	14,556
Liabilities of discontinued operations	3,116	11,192
Other liabilities	22,147	24,657
Debt, net	114,185	381,515
TOTAL LIABILITIES	174,803	468,131
COMMITMENTS AND CONTINGENCIES
EQUITY
Forestar Group Inc. shareholders’ equity:
Common stock, par value $1.00 per share, 200,000,000 authorized shares, 36,946,603 issued at second quarter-end 2016 and year-end 2015	36,947	36,947
Additional paid-in capital	560,641	561,850
Accumulated deficit	(40,808)	(46,046)
Treasury stock, at cost, 3,322,577 shares at second quarter-end 2016 and 3,203,768 shares at year-end 2015	(51,877)	(51,151)
Total Forestar Group Inc. shareholders’ equity	504,903	501,600
Noncontrolling interests	2,127	2,515
TOTAL EQUITY	507,030	504,115
TOTAL LIABILITIES AND EQUITY	$681,833	$972,246
Please read the notes to consolidated financial statements.

FORESTAR GROUP INC.
Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
(Unaudited)

	Second Quarter		First Six Months
	2016	2015	2016	2015
	(In thousands, except per share amounts)
REVENUES
Real estate sales and other	$43,018	$28,300	$69,426	$50,261
Commercial and income producing properties	3,363	11,109	13,053	21,978
Real estate	46,381	39,409	82,479	72,239
Mineral resources	1,337	2,360	2,419	5,114
Other	274	1,856	712	3,646
	47,992	43,625	85,610	80,999
COSTS AND EXPENSES
Cost of real estate sales and other	(66,877)	(13,890)	(80,139)	(24,252)
Cost of commercial and income producing properties	(5,789)	(7,548)	(10,951)	(15,240)
Cost of mineral resources	(160)	(267)	(390)	(655)
Cost of other	(119)	(860)	(504)	(1,780)
Other operating expenses	(8,317)	(11,400)	(20,408)	(24,694)
General and administrative	(4,852)	(4,901)	(11,331)	(13,043)
	(86,114)	(38,866)	(123,723)	(79,664)
GAIN ON SALE OF ASSETS	107,650	1,160	121,231	1,160
OPERATING INCOME	69,528	5,919	83,118	2,495
Equity in earnings of unconsolidated ventures	188	5,584	235	8,629
Interest expense	(6,918)	(8,715)	(14,557)	(17,536)
Loss on extinguishment of debt, net	(35,766)	—	(35,864)	—
Other non-operating income	199	783	371	1,700
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	27,231	3,571	33,303	(4,712)
Income tax benefit (expense)	(14,929)	(897)	(17,081)	1,869
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	12,302	2,674	16,222	(2,843)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAXES	(2,048)	(36,992)	(10,264)	(39,712)
CONSOLIDATED NET INCOME (LOSS)	10,254	(34,318)	5,958	(42,555)
Less: Net income attributable to noncontrolling interests	(640)	(189)	(720)	(110)
NET INCOME (LOSS) ATTRIBUTABLE TO FORESTAR GROUP INC.	$9,614	$(34,507)	$5,238	$(42,665)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	34,302	34,278	34,302	34,223
Diluted	42,423	42,328	42,372	34,223
NET INCOME (LOSS) PER BASIC SHARE
Continuing operations	$0.28	$0.07	$0.37	$(0.09)
Discontinued operations	(0.05)	(1.08)	(0.24)	(1.16)
NET INCOME (LOSS) PER BASIC SHARE	$0.23	$(1.01)	$0.13	$(1.25)
NET INCOME (LOSS) PER DILUTED SHARE
Continuing operations	0.28	0.06	0.37	(0.09)
Discontinued operations	(0.05)	(0.87)	(0.24)	(1.16)
NET INCOME (LOSS) PER DILUTED SHARE	0.23	(0.81)	0.13	(1.25)
TOTAL COMPREHENSIVE INCOME (LOSS)	$9,614	$(34,507)	$5,238	$(42,665)
Please read the notes to consolidated financial statements.

FORESTAR GROUP INC.
Consolidated Statements of Cash Flows
(Unaudited)

	First Six Months
	2016	2015
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$5,958	$(42,555)
Adjustments:
Depreciation, depletion and amortization	7,268	23,360
Change in deferred income taxes	(45)	(25,103)
Equity in earnings of unconsolidated ventures	(235)	(8,629)
Distributions of earnings of unconsolidated ventures	2,067	5,089
Share-based compensation	1,716	3,327
Real estate cost of sales	33,836	24,151
Dry hole and unproved leasehold impairment charges	—	30,663
Real estate development and acquisition expenditures, net	(33,066)	(57,353)
Reimbursements from utility and improvement districts	306	7,154
Asset impairments	49,438	25,764
Loss on debt extinguishment, net	35,864	—
Gain on sale of assets	(106,658)	(2,014)
Other	3,402	2,333
Changes in:
Notes and accounts receivable	18,849	8,144
Prepaid expenses and other	1,080	2,502
Accounts payable and other accrued liabilities	(16,069)	(17,919)
Income taxes	8,828	3,573
Net cash provided by (used for) operating activities	12,539	(17,513)
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, equipment, software, reforestation and other	(5,639)	(6,971)
Oil and gas properties and equipment	(567)	(40,286)
Investment in unconsolidated ventures	(4,658)	(10,136)
Proceeds from sales of assets	318,480	2,984
Return of investment in unconsolidated ventures	1,914	1,960
Net cash provided by (used for) investing activities	309,530	(52,449)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of debt	(307,491)	(4,925)
Additions to debt	1,462	5,016
Deferred financing fees	—	(100)
Distributions to noncontrolling interests, net	(1,108)	(687)
Repurchases of common stock	(3,537)	—
Payroll taxes on issuance of stock-based awards	(205)	(723)
Other	(211)	15
Net cash used for financing activities	(311,090)	(1,404)

Net increase (decrease) in cash and cash equivalents	10,979	(71,366)
Cash and cash equivalents at beginning of period	96,442	170,127
Cash and cash equivalents at end of period	$107,421	$98,761
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
At second quarter-end 2016, we have exited substantially all of our oil and gas working interest properties with the sale of the remaining Bakken/Three Forks properties in North Dakota which closed in second quarter 2016. As a result of this significant change in our operations, we have reported the results of operations and financial position of these assets as discontinued operations within the consolidated statements of income (loss) and comprehensive income (loss) and consolidated balance sheets for all periods presented. In addition, in second quarter 2016, we changed the name of the oil and gas segment to mineral resources to reflect the strategic shift from oil and gas working interest investments to owned mineral interests. We also changed the name of the other natural resources segment to other.
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
Note 3—Real Estate
Real estate consists of:

	Second Quarter-End 2016			Year-End 2015
	Carrying Value	Accumulated Depreciation	Net Carrying Value	Carrying Value	Accumulated Depreciation	Net Carrying Value
	(In thousands)
Entitled, developed and under development projects	$312,749	$—	$312,749	$352,141	$—	$352,141
Timberland and undeveloped land (includes land in entitlement)	87,885	—	87,885	98,181	—	98,181
Commercial
Radisson Hotel & Suites (a)	—	—	—	62,889	(29,268)	33,621
Income producing properties
Eleven (a)	—	—	—	53,896	(2,861)	51,035
Dillon (a)	—	—	—	19,987	—	19,987
Music Row (a)	—	—	—	9,947	—	9,947
Downtown Edge multifamily site	12,988	—	12,988	12,706	—	12,706
West Austin multifamily site	5,438	—	5,438	9,097	—	9,097
	$419,060	$—	$419,060	$618,844	$(32,129)	$586,715
___________________

(a)	Sold in 2016.
In second quarter 2016, we sold the Radisson Hotel & Suites, a 413 room hotel in Austin, for $130,000,000, generating$128,764,000 in net proceeds before paying in full the associated debt of $15,400,000 and recognized a gain on sale of $95,336,000. We also sold Eleven, a wholly-owned 257-unit multifamily property in Austin, for $60,150,000, generating $59,719,000 in net proceeds before paying in full the associated debt of $23,936,000 and recognized a gain on sale of $9,116,000. In addition, we sold Dillon, a planned 379-unit multifamily property that was under construction in Charlotte, for $25,979,000, generating $25,433,000 in net proceeds and recognized a gain on sale of $1,229,000.
In first quarter 2016, we sold Music Row, a planned 230-unit multifamily property that was under construction in Nashville, for $15,025,000, generating $14,703,000 in net proceeds and recognized a gain on sale of $3,968,000.
In second quarter 2016, we recognized non-cash impairment charges of $48,826,000 related to five non-core community development projects and one multifamily site. These impairments were a result of our key initiative to review our entire portfolio of assets which resulted in business plan changes, inclusive of cash tax savings considerations, to market these properties for sale, which resulted in adjustment of the carrying value to fair value.
Our estimated costs of assets for which we expect to be reimbursed by utility and improvement districts were $69,675,000 at second quarter-end 2016 and $67,554,000 at year-end 2015, including $23,062,000 at second quarter-end 2016 and $22,302,000 at year-end 2015 related to our Cibolo Canyons project near San Antonio, Texas. In first six months 2016, we have collected $306,000 in reimbursements that were previously submitted to these districts. At second quarter-end 2016, our inception-to-date submitted and approved reimbursements for the Cibolo Canyons project were $54,376,000 of which we have collected $34,703,000. These costs are principally for water, sewer and other infrastructure assets that we have incurred and submitted or will submit to utility or improvement districts for approval and reimbursement. We expect to be reimbursed by utility and improvement districts when these districts achieve adequate tax basis or otherwise have funds available to support payment.
Note 4—Discontinued Operations
At second quarter-end 2016, we have exited substantially all of our oil and gas working interest properties with the sale of the remaining Bakken/Three Forks properties which closed in second quarter 2016. As a result of this significant change in our operations, we have reported the results of operations and financial position of these assets as discontinued operations within the consolidated statements of income (loss) and comprehensive income (loss) and consolidated balance sheets for all periods presented. In addition, in second quarter 2016, we changed the name of the oil and gas segment to mineral resources to reflect the strategic shift from oil and gas working interest investments to owned mineral interests.
Summarized results from discontinued operations were as follows:

	Second Quarter		First Six Months
	2016	2015	2016	2015
	(In thousands)
Revenues	$1,377	$13,805	$5,647	$24,236
Cost of sales	(1,521)	(69,874)	(6,485)	(81,028)
Other operating expenses	(1,066)	(2,242)	(2,389)	(7,008)
Loss from discontinued operations before income taxes	$(1,210)	$(58,311)	$(3,227)	$(63,800)
Gain (loss) on disposal before income taxes	(3,596)	(322)	(14,573)	854
Income tax benefit (expense)	2,758	21,641	7,536	23,234
Loss from discontinued operations, net of taxes	$(2,048)	$(36,992)	$(10,264)	$(39,712)

In first quarter 2016, we recorded a net loss of $10,977,000 on the sale of 190,960 net mineral acres leased from others and 185 gross (66 net) producing oil and gas working interest wells in Nebraska, Kansas, Oklahoma and North Dakota for total proceeds of $32,227,000, which includes $3,269,000 in reimbursement of capital costs incurred on in-progress wells that were assumed by the buyer.
In second quarter 2016, we recorded a net loss of $3,596,000 on the sale of nearly 8,100 net mineral acres leased from others and 175 gross (16 net) producing oil and gas working interest wells principally in North Dakota for total sales proceeds of $46,986,000.

The major classes of assets and liabilities of discontinued operations held for sale at second quarter-end 2016 and year-end 2015 are as follows:

	Second Quarter-End	Year-End
	2016	2015
	(In thousands)
Assets of Discontinued Operations:
Receivables, net of allowance for bad debt	$1,276	$4,632
Oil and gas properties and equipment, net	438	79,733
Goodwill and other intangible assets	—	19,673
Prepaid expenses	31	96
Other assets	100	833
	$1,845	$104,967

Liabilities of Discontinued Operations:
Accounts payable	$751	$342
Accrued property taxes	—	259
Other accrued expenses	1,979	8,924
Other liabilities	386	1,667
	$3,116	$11,192

Significant operating activities and investing activities of discontinued operations are as follows:

	First Six Months
	2016	2015
	(In thousands)
Operating activities:
Asset impairments	$612	$25,035
Dry hole and unproved leasehold impairment charges	—	30,663
Loss (gain) on sale of assets	14,573	(854)
Depreciation, depletion and amortization	2,147	15,157
	$17,332	$70,001

Investing activities:
Oil and gas properties and equipment	$(567)	$(40,286)
Proceeds from sales of assets	75,944	2,524
	$75,377	$(37,762)

Note 5—Goodwill and Other Intangible Assets
Carrying value of goodwill and other intangible assets follows:

	Second Quarter-End	Year-End
	2016	2015
	(In thousands)
Goodwill	$41,774	$41,774
Identified intangibles	1,681	1,681
	$43,455	$43,455
Goodwill related to our mineral interests was $37,900,000 at second quarter-end 2016 and year-end 2015. Goodwill associated with our water resources initiatives was $3,874,000 at second quarter-end 2016 and year-end 2015.
Identified intangibles include $1,681,000 in indefinite lived groundwater leases associated with our water resources initiatives.
Note 6—Equity
A reconciliation of changes in equity through second quarter-end 2016 follows:

	Forestar Group Inc.	Noncontrolling Interests	Total
	(In thousands)
Balance at year-end 2015	$501,600	$2,515	$504,115
Net income (loss)	5,238	720	5,958
Distributions to noncontrolling interests	—	(1,108)	(1,108)
Repurchase of common shares	(3,537)	—	(3,537)
Other (primarily share-based compensation)	1,602	—	1,602
	$504,903	$2,127	$507,030

In second quarter 2016, we repurchased 283,976 shares of our common stock at an average price of $12.45 per share.
Note 7—Investment in Unconsolidated Ventures
At second quarter-end 2016, we had ownership interests in 18 ventures that we accounted for using the equity method.
In first quarter 2016, we sold our interest in FMF Peakview LLC (3600), a 304-unit multifamily joint venture near Denver, and recognized a gain of $9,613,000 which is included in gain on sale of assets.

Combined summarized balance sheet information for our ventures accounted for using the equity method follows:

	Venture Assets		Venture Borrowings(a)		Venture Equity		Our Investment
	Second Quarter-End	Year-End	Second Quarter-End	Year-End	Second Quarter-End	Year-End	Second Quarter-End	Year-End
	2016	2015	2016	2015	2016	2015	2016	2015
	(In thousands)
242, LLC (b)	$28,221	$26,687	$1,649	$—	$24,413	$24,877	$11,535	$11,766
CL Ashton Woods, LP (c)	4,445	7,654	—	—	3,602	6,084	1,978	3,615
CL Realty, LLC	7,829	7,872	—	—	7,726	7,662	3,863	3,831
CREA FMF Nashville LLC (b)	56,165	57,820	36,945	50,845	17,441	4,291	3,500	3,820
Elan 99, LLC	48,248	34,192	29,788	14,587	14,494	15,838	13,045	14,255
FOR/SR Forsyth LLC	8,249	6,500	—	—	8,233	6,500	7,410	5,850
FMF Littleton LLC	68,528	52,376	37,328	22,347	24,022	24,370	6,184	6,270
FMF Peakview LLC	—	48,869	—	30,485	—	16,828	—	3,447
HM Stonewall Estates, Ltd (c)	1,660	2,842	—	—	1,660	2,842	693	1,294
LM Land Holdings, LP (c)	27,009	31,984	4,983	7,728	21,388	22,751	9,934	9,664
MRECV DT Holdings LLC	4,287	4,215	—	—	4,287	4,215	3,629	3,807
MRECV Edelweiss LLC	2,472	2,237	—	—	2,466	2,237	2,471	2,029
MRECV Juniper Ridge LLC	4,179	3,006	—	—	4,179	3,006	3,827	2,730
MRECV Meadow Crossing II LLC	2,224	728	—	—	2,224	728	2,028	655
Miramonte Boulder Pass, LLC	13,063	12,627	6,973	5,869	5,506	5,474	5,450	5,349
Temco Associates, LLC	5,312	5,284	—	—	5,192	5,113	2,596	2,557
Other ventures (d)	4,161	4,174	2,157	2,242	1,998	1,922	1,587	1,514
	$286,052	$309,067	$119,823	$134,103	$148,831	$154,738	$79,730	$82,453

Combined summarized income statement information for our ventures accounted for using the equity method follows:

	Venture Revenues				Venture Earnings (Loss)				Our Share of Earnings (Loss)
	Second Quarter		First Six Months		Second Quarter		First Six Months		Second Quarter		First Six Months
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
	(In thousands)
242, LLC (b)	$—	$12,368	$—	$17,699	$(164)	$4,409	$(464)	$7,873	$(82)	$2,279	$(232)	$4,045
CL Ashton Woods, LP (c)	993	1,061	1,689	2,411	151	851	518	1,378	324	878	763	1,556
CL Realty, LLC	113	190	246	469	17	83	64	243	8	42	31	122
CREA FMF Nashville LLC (b)	1,081	29	1,982	35	(498)	(103)	(1,069)	(216)	(149)	(103)	(320)	(216)
Elan 99, LLC	147	—	167	—	(934)	—	(1,344)	(2)	(841)	—	(1,210)	(2)
FMF Littleton LLC	526	—	847	—	(178)	—	(348)	—	(44)	—	(86)	—
FMF Peakview LLC	—	466	939	652	—	(252)	(248)	(734)	—	(50)	(50)	(146)
FOR/SR Forsyth LLC	—	—	—	—	(17)	—	(17)	—	(15)	—	(15)	—
HM Stonewall Estates, Ltd (c)	580	611	1,126	1,669	294	297	514	812	124	343	227	573
LM Land Holdings, LP (c)	2,026	4,321	3,026	6,297	1,415	2,538	2,055	3,788	501	923	645	1,287
MRECV DT Holdings LLC	119	—	217	—	117	—	215	—	105	—	193	—
MRECV Edelweiss LLC	94	—	181	—	87	—	174	—	78	—	156	—
MRECV Juniper Ridge LLC	202	—	205	—	203	—	206	—	183	—	186	—
MRECV Meadow Crossing II LLC	29	—	29	—	16	—	(18)	—	14	—	(17)	—
Miramonte Boulder Pass, LLC	663	—	663	—	(34)	(49)	(159)	(49)	(17)	(25)	(79)	(25)
PSW Communities, LP	—	13,642	—	16,069	—	2,333	—	2,528	—	788	—	961
Temco Associates, LLC	48	1,086	147	1,144	12	460	79	459	6	230	40	230
Other ventures (d)	—	—	—	3,701	(83)	(55)	(57)	(258)	(7)	279	3	244
	$6,621	$33,774	$11,464	$50,146	$404	$10,512	$101	$15,822	$188	$5,584	$235	$8,629

 _____________________

(a)	Total includes current maturities of $4,412,000 at second quarter-end 2016, of which $4,412,000 is non-recourse to us, and $39,590,000 at year-end 2015, of which $6,798,000 is non-recourse to us.

(b)
Includes unamortized deferred gains on real estate contributed by us to ventures. We recognize deferred gains as income as real estate is sold to third parties. Deferred gains of $1,496,000 are reflected as a reduction to our investment in unconsolidated ventures at second quarter-end 2016.

(c)
Includes unrecognized basis difference of $181,000 which is reflected as a reduction of our investment in unconsolidated ventures at second quarter-end 2016. The difference will be accreted as income or expense over the life of the investment and included in our share of earnings (loss) from the respective ventures.

(d)
Our investment in other ventures reflects our ownership interests, excluding venture losses that exceed our investment where we are not obligated to fund those losses. Please read Note 16—Variable Interest Entities for additional information.

In first six months 2016, we invested $4,658,000 in these ventures and received $3,981,000 in distributions. In first six months 2015, we invested $10,136,000 in these ventures and received $7,049,000 in distributions. Distributions include both return of investments and distribution of earnings.

Note 8—Receivables
Receivables consist of:

	Second Quarter-End	Year-End
	2016	2015
	(In thousands)
Funds held by qualified intermediary for potential 1031 like-kind exchange	$—	$14,703
Other receivables and accrued interest	1,753	2,218
Other loans secured by real estate, average interest rates of 12.85% at second quarter-end 2016 and 11.31% at year-end 2015	1,746	2,130
	3,499	19,051
Allowance for bad debts	(26)	(26)
	$3,473	$19,025
In first quarter 2016, we received funds previously held by a qualified intermediary because we did not complete an intended like-kind exchange related to a 2015 sale of 6,915 acres of undeveloped land.
Other loans secured by real estate generally are secured by a deed of trust and due within three years.
Note 9—Debt, net
Debt (a) consists of:

	Second Quarter-End	Year-End
	2016	2015
	(In thousands)
8.50% senior secured notes due 2022	$5,189	$224,647
3.75% convertible senior notes due 2020, net of discount	102,602	104,719
6.00% tangible equity unit notes, net of discount	4,403	8,666
Secured promissory note — average interest rates of 3.43% at first quarter-end 2016 and 3.42% at year-end 2015	—	15,400
Other indebtedness — interest rates ranging from 5.0% to 5.50%	1,991	28,083
	$114,185	$381,515
___________________

(a)	At second quarter-end 2016 and year-end 2015, $1,907,000 and $8,267,000 of unamortized deferred financing fees are deducted from our outstanding debt.
Our debt agreements contain financial covenants customary for such agreements including minimum levels of interest coverage and limitations on leverage. At second quarter-end 2016, we were in compliance with the financial covenants of these agreements.
At second quarter-end 2016, our senior secured credit facility provided for a $300,000,000 revolving line of credit maturing May 15, 2017 (with two one-year extension options). The revolving line of credit may be prepaid at any time without penalty. The revolving line of credit includes a $100,000,000 sublimit for letters of credit, of which $15,321,000 was outstanding at second quarter-end 2016. Total borrowings under our senior secured credit facility (including the face amount of letters of credit) may not exceed a borrowing base formula. At second quarter-end 2016, we had $216,187,000 in net unused borrowing capacity under our senior secured credit facility.
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

Our debt agreements contain financial covenants customary for such agreements including minimum levels of interest coverage and limitations on leverage. At second quarter-end 2016, our tangible net worth requirement was $379,044,000 plus 85 percent of the aggregate net proceeds received by us from any equity offering, plus 75 percent of all positive net income, on a cumulative basis since third quarter-end 2015. The tangible net worth requirement is recalculated on a quarterly basis.
We may elect to make distributions to stockholders so long as the total leverage ratio is less than 40 percent, the interest coverage ratio is greater than 3.0:1.0 and available liquidity is not less than $125,000,000, all of which were satisfied at second quarter-end 2016. Regardless of whether the foregoing conditions are satisfied, we may make distributions in an aggregate amount not to exceed $50,000,000 to be funded from up to 65% of the net proceeds from sales of multifamily properties and non-core assets, such as the Radisson Hotel & Suites in Austin, and any oil and gas properties.
On June 21, 2016, we completed a cash tender offer for our 8.50% Senior Secured Notes due 2022 (Notes), pursuant to which we purchased $215,495,000 principal amount (representing approximately 97.6% outstanding) of the Notes. Total consideration paid was $245,604,000, which included $29,091,000 in premium at 113.5% and $1,018,000 in accrued and unpaid interest. In addition, we received consent from holders of the Notes to eliminate or modify certain covenants, events of default and other provisions contained in the indenture governing the Notes, and to release the subsidiary guarantees and collateral securing the Notes. We also purchased $1,150,000 principal amount of Notes at 99.95% of face value in open market transactions. The second quarter 2016 tender offer and open market purchases resulted in a $35,583,000 loss on extinguishment of debt, which includes the premium paid to repurchase the Notes, write-off of unamortized debt issuance costs of $5,191,000 and $1,301,000 in other costs related to tender offer advisory services. In first quarter 2016, we purchased $8,600,000 principal amount of Notes at 99% of face value in the open market transactions, resulting in a $127,000 gain on the early extinguishment of the Notes offset by the write-off of unamortized debt issuance costs of $225,000.
In second quarter 2016, we purchased $5,000,000 of 3.75% Convertible Senior Notes at 93.25% of face value in open market transactions for $4,662,500 and we allocated $4,452,000 to extinguish the debt and $211,000 to reacquire the equity component within the convertible notes based on the fair value of the debt component. We recognized a $110,000 loss on extinguishment of debt based on the difference between the fair value of the debt component prior to conversion and the carrying value of the debt component. Total loss on extinguishment of debt including write-off of debt issuance costs allocated to the repurchased notes was $183,000.
In second quarter 2016, a secured promissory note of $15,400,000 was paid in full in connection with sale of the Radisson Hotel & Suites, a 413 guest room hotel located in Austin, for $130,000,000.
In second quarter 2016, other indebtedness decreased principally as result of selling Eleven, a 257-unit multifamily project in Austin, for $60,150,000 and paying in full the associated debt of $23,936,000.
At second quarter-end 2016 and year-end 2015, we had $1,907,000 and $8,267,000 in unamortized deferred financing fees which were deducted from our debt. In addition, at second quarter-end 2016 and year-end 2015, unamortized deferred financing fees related to our senior secured credit facility included in other assets were $1,761,000 and $2,768,000. Amortization of deferred financing fees were $1,877,000 and $2,016,000 in first six months 2016 and 2015 and were included in interest expense.
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
In second quarter 2016, we recognized non-cash impairment charges of $48,826,000 related to five non-core community development projects and one multifamily site as a result of the review of our entire portfolio of assets and marketing these properties for sale. We based our valuations primarily on third party broker price opinions and current negotiations and letters of intent with expected buyers. In second quarter 2016, we recognized non-cash impairment charges of $612,000 related to oil and gas working interests properties which are classified as discontinued operations.
Non-financial assets measured at fair value on a non-recurring basis are as follows:

	Second Quarter-End 2016				Year-End 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Non-Financial Assets and Liabilities:
Real estate	$—	$—	$28,476	$28,476	$—	$—	$641	$641
Assets of discontinued operations	$—	$—	$538	$538	$—	$—	$57,219	$57,219
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
Information about our fixed rate financial instruments not measured at fair value follows:

	Second Quarter-End 2016		Year-End 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Technique
	(In thousands)
Fixed rate debt	$(114,089)	$(112,826)	$(346,090)	$(321,653)	Level 2
Note 11—Capital Stock
Please read Note 17—Share-Based and Long-Term Incentive Compensation for information about additional shares of common stock that could be issued under terms of our share-based compensation plans.
At second quarter-end 2016, personnel of former affiliates held options to purchase 241,000 shares of our common stock. The options have a weighted average exercise price of $30.30 and a weighted average remaining contractual term of less than one year. At second quarter-end 2016, the options had an aggregate intrinsic value of $0.
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

Due to a net loss from continuing operations in first six months 2015, as the effect of potentially dilutive securities would be anti-dilutive, basic and diluted loss per share are the same. The computations of basic and diluted earnings per share are as follows:

	Second Quarter		First Six Months
	2016	2015	2016	2015
	(In thousands)
Numerator:
Continuing operations
Net income (loss) from continuing operations	$12,302	$2,674	$16,222	$(2,843)
Less: Net (income) loss attributable to noncontrolling interest	(640)	(189)	(720)	(110)
Earnings (loss) available for diluted earnings per share	$11,662	$2,485	$15,502	$(2,953)
Less: Undistributed net income from continuing operations allocated to participating securities	(2,173)	—	(2,889)	—
Earnings (loss) from continuing operations available to common shareholders for basic earnings per share	$9,489	$2,485	$12,613	$(2,953)

Discontinued operations
Net income (loss) from discontinued operations available for diluted earnings per share	$(2,048)	$(36,992)	$(10,264)	$(39,712)
Less: Undistributed net income from discontinued operations allocated to participating securities	382	—	1,913	—
Earnings (loss) from discontinued operations available to common shareholders for basic earnings per share	$(1,666)	$(36,992)	$(8,351)	$(39,712)
Denominator:
Weighted average common shares outstanding — basic	34,302	34,278	34,302	34,223
Weighted average common shares upon conversion of participating securities	7,857	7,857	7,857	—
Dilutive effect of stock options, restricted stock and equity-settled awards	264	193	213	—
Total weighted average shares outstanding — diluted	42,423	42,328	42,372	34,223
Anti-dilutive awards excluded from diluted weighted average shares	1,987	2,779	2,218	10,786
The actual number of shares we may issue upon settlement of the stock purchase contract related to the 6.00% tangible equity units will be between 6,547,800 shares (the minimum settlement rate) and 7,857,000 shares (the maximum settlement rate) based on the applicable market value, as defined in the purchase contract agreement associated with issuance of the Units.
We intend to settle the principal amount of our 3.75% convertible senior notes (Convertible Notes) in cash upon conversion with only the amount in excess of par value of the Convertible Notes to be settled in shares of our common stock. Therefore, our calculation of diluted net income per share includes only the amount, if any, in excess of par value of the Convertible Notes. As such, the Convertible Notes have no impact on diluted net income per share until the price of our common stock exceeds the $24.49 conversion price of the Convertible Notes. The average price of our common stock in second quarter 2016 did not exceed the conversion price which resulted in no additional diluted outstanding shares.
Note 13—Income Taxes
Our effective tax rate from continuing operations was 55 percent in second quarter 2016 and 51 percent for the first six months 2016, which includes an 18 percent detriment for an increase in our valuation allowance which was recorded to offset current year increases in our deferred tax asset. Our effective tax rate from continuing operations was 25 percent in second quarter 2015 and 40 percent in first six months 2015, which included a four percent benefit for noncontrolling interests and a seven percent detriment for share-based compensation benefits that will not be realized. In addition, 2016 and 2015 effective tax rates from continuing operations include the effect of state income taxes, nondeductible items and benefits of percentage depletion.
At second quarter-end 2016 and year-end 2015, we had a valuation allowance for our deferred tax assets of $97,041,000 and $97,068,000 for the portion of the deferred tax assets that we have determined is more likely than not to be unrealizable.
In determining our valuation allowance, we assessed available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax asset. A significant piece of objective evidence evaluated was the cumulative loss incurred over the three-year period ended June 30, 2016, principally driven by impairments of oil and gas properties in 2015. Such evidence limits our ability to consider other subjective evidence, such as our projected future taxable income.

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
Environmental
Environmental remediation liabilities arise from time to time in the ordinary course of doing business, and we believe we have established adequate reserves for any probable losses that we can reasonably estimate. We own 288 acres near Antioch, California, portions of which were sites of a former paper manufacturing operation that are in remediation. We have received certificates of completion on all but one 80 acre tract, a portion of which includes subsurface contamination. In first six months 2016, we increased our reserves for environmental remediation by $117,000 due to additional testing and remediation requirements by state regulatory agencies. We estimate the remaining cost to complete remediation activities will be $651,000, which is included in other accrued expenses. It is possible that remediation or monitoring activities could be required in addition to those included within our estimate, but we are unable to determine the scope, timing or extent of such activities.
We have asset retirement obligations related to the abandonment and site restoration requirements that result from the acquisition, construction and development of oil and gas properties. We record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Accretion expense related to the asset retirement obligation and depletion expense related to capitalized asset retirement cost is included in cost of oil and gas producing activities of discontinued operations. At second quarter-end 2016 and year-end 2015, our asset retirement obligation was $486,000 and $1,758,000, of which $386,000 and $1,667,000 is included in liabilities of discontinued operations and the remaining balance in other liabilities.
Non-Core Assets Restructuring Costs
In connection with key initiatives to reduce costs across our entire organization and exit non-core assets, in first six months 2016, we incurred and paid severance costs related to workforce reductions of $1,422,000 in our real estate segment, $164,000 in our other segment and $486,000 in unallocated general and administrative expense. In addition, we offered retention bonuses to certain key personnel provided they remained our employees through completion of sale transactions. We are expensing retention bonus costs over the estimated retention period. These restructuring costs are included in other operating expense.

The following table summarizes activity related to liabilities associated with our restructuring activities for first six months 2016:

	Severance Costs	Retention Bonuses	Total
	(In thousands)
Balance at year-end 2015	$(1,049)	$—	$(1,049)
Additions	(2,072)	(796)	(2,868)
Payments	3,121	620	3,741
Balance at second quarter-end 2016	$—	$(176)	$(176)
Note 15—Segment Information
We manage our operations through three segments: real estate, mineral resources and other. Real estate secures entitlements and develops infrastructure on our lands for single-family residential and mixed-use communities, and manages our undeveloped land and commercial and income producing properties, which consist of three projects and two multifamily sites. Mineral resources manages our owned mineral interests. Other manages our timber, recreational leases and water resource initiatives.
In second quarter 2016, we changed the name of the oil and gas segment to mineral resources to reflect the strategic shift from oil and gas working interest investments to owned mineral interests. We also changed the name of the other natural resources to other.
Total assets allocated by segment are as follows:

	Second Quarter-End	Year-End
	2016	2015
	(In thousands)
Real estate	$504,552	$691,238
Mineral resources	39,182	39,469
Other	18,483	19,106
Assets of discontinued operations	1,845	104,967
Assets not allocated to segments (a)	117,771	117,466
	$681,833	$972,246

 _________________________

(a)
Assets not allocated to segments at second quarter-end 2016 principally consist of cash and cash equivalents of $107,421,000 and an income tax receivable of $3,228,000. Assets not allocated to segments at year-end 2015 principally consist of cash and cash equivalents of $96,442,000 and an income tax receivable of $12,056,000. Assets of discontinued operations represent oil and gas working interest assets we have or will be exiting.

We evaluate performance based on segment earnings (loss) before unallocated items and income taxes. Segment earnings (loss) consist of operating income, equity in earnings (loss) of unconsolidated ventures, gain on sales of assets, interest income on loans secured by real estate and net (income) loss attributable to noncontrolling interests. Items not allocated to our business segments consist of general and administrative expense, share-based and long-term incentive compensation, gain on sale of strategic timberland, interest expense, loss on extinguishment of debt and other corporate non-operating income and expense. The accounting policies of the segments are the same as those described in Note 1—Basis of Presentation. Our revenues are derived from U.S. operations and all of our assets are located in the U.S. In second quarter 2016, no single customer accounted for more than ten percent of our total revenues.

Segment revenues and earnings are as follows:

	Second Quarter		First Six Months
	2016	2015	2016	2015
	(In thousands)
Revenues:
Real estate	$46,381	$39,409	$82,479	$72,239
Mineral resources	1,337	2,360	2,419	5,114
Other	274	1,856	712	3,646
Total revenues	$47,992	$43,625	$85,610	$80,999
Segment earnings (loss):
Real estate	$73,290	$15,527	$93,514	$24,593
Mineral resources	933	1,766	1,486	3,138
Other	(197)	(43)	(778)	(434)
Total segment earnings	74,026	17,250	94,222	27,297
Items not allocated to segments (a)	(47,435)	(13,868)	(61,639)	(32,119)
Income (loss) from continuing operations before taxes attributable to Forestar Group Inc.	$26,591	$3,382	$32,583	$(4,822)
  _________________________

(a)	Items not allocated to segments consist of:

	Second Quarter		First Six Months
	2016	2015	2016	2015
	(In thousands)
General and administrative expense	$(4,514)	$(5,177)	$(9,487)	$(11,197)
Shared-based and long-term incentive compensation expense	(412)	(23)	(1,956)	(3,481)
Interest expense	(6,918)	(8,715)	(14,557)	(17,536)
Loss on extinguishment of debt, net	(35,766)	—	(35,864)	—
Other corporate non-operating income	175	47	225	95
	$(47,435)	$(13,868)	$(61,639)	$(32,119)
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
At second quarter-end 2016, we have one VIE. We account for this VIE using the equity method since we are not the primary beneficiary. Although we have certain rights regarding major decisions, we do not have the power to direct the activities that are most significant to the economic performance of the VIE. At second quarter-end 2016, the VIE has total assets of $4,157,000, substantially all of which represent developed and undeveloped real estate, and total liabilities of $2,163,000, which includes $0 of borrowings classified as current maturities. These amounts are included in the summarized balance sheet information for ventures accounted for using the equity method in Note 7—Investment in Unconsolidated Ventures. At second quarter-end 2016, our investment in the VIE is $1,584,000 and is included in investment in unconsolidated ventures. In first six months 2016, we contributed $78,000 to this VIE. Our maximum exposure to loss related to the VIE is $3,747,000, which exceeds our investment as we have a nominal general partner interest and could be held responsible for its liabilities. The maximum exposure to loss represents the maximum loss that we could be required to recognize assuming all the ventures’ assets (principally real estate) are worthless, without consideration of the probability of a loss or of any actions we may take to mitigate any such loss.

Note 17—Share-Based and Long-Term Incentive Compensation
Share-based and long-term incentive compensation expense consists of:

	Second Quarter		First Six Months
	2016	2015	2016	2015
	(In thousands)
Cash-settled awards	$(494)	$(1,447)	$125	$(1,151)
Equity-settled awards	625	918	1,104	2,915
Restricted stock	6	(20)	12	(3)
Stock options	199	534	475	1,566
Total share-based compensation	336	(15)	1,716	3,327
Deferred cash	76	38	240	154
	$412	$23	$1,956	$3,481
Share-based and long-term incentive compensation expense is included in:

	Second Quarter		First Six Months
	2016	2015	2016	2015
	(In thousands)
General and administrative expense	$338	$(276)	$1,844	$1,846
Other operating expense	74	299	112	1,635
	$412	$23	$1,956	$3,481
Share-Based Compensation
In first six months 2016, we granted 174,419 equity-settled awards to employees in the form of restricted stock units which vest ratably over three years and provide for accelerated vesting upon retirement, disability, death, or if there is a change in control. In addition, in first six months 2016, we granted 69,760 restricted stock units to our board of directors which vest 25 percent at grant date and 25 percent at each subsequent quarterly board meeting and a stock option grant to acquire 20,000 shares of common stock for each of two new directors, of which 6,500 shares vest on the first and second anniversary of the date of grant and the remaining 7,000 shares vest on the third anniversary of the date of grant. The option term is ten years. Expense associated with annual restricted stock units and non-qualified stock options to our board of directors is included in share-based compensation expense.
Excluded from share-based compensation expense in the table above are fees earned by our board of directors in the amount of $163,000 and $229,000 in second quarter of 2016 and 2015 and $428,000 and $514,000 in first six months 2016 and 2015 for which they elected to defer payment until retirement in the form of share-settled units. These expenses are included in general and administrative expense.
The fair value of awards granted to retirement eligible employees expensed at the date of grant was $600,000 and $517,000 in first six months 2016 and 2015. Unrecognized share-based compensation expense related to non-vested equity-settled awards, restricted stock and stock options is $3,178,113 at second quarter-end 2016.
In first six months 2016 and 2015, we issued 165,167 and 157,201 shares out of our treasury stock associated with vesting of stock-based awards or exercise of stock options, net of 23,691 and 48,636 shares withheld having a value of $205,000 and $723,000 for payroll taxes in connection with vesting of stock-based awards or exercise of stock options.
Long-Term Incentive Compensation
In first six months 2016 and 2015, we granted $620,000 and $587,000 of long-term incentive compensation in the form of deferred cash compensation. The 2016 deferred cash awards vest annually over two years, and the 2015 deferred cash awards vest after three years. Both awards provide for accelerated vesting upon retirement, disability, death, or if there is a change in control. Expense associated with deferred cash awards is recognized ratably over the vesting period. The accrued liability was $395,000 and $225,000 at second quarter-end 2016 and year-end 2015 and is included in other liabilities.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2015 Annual Report on Form 10-K. Unless otherwise indicated, information is presented as of second quarter-end 2016, and references to acreage owned includes all acres owned by ventures regardless of our ownership interest in a venture.
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

•
accuracy of estimates and other assumptions related to investment in and development of real estate, the expected timing and pricing of land and lot sales and related cost of real estate sales, impairment of long-lived assets, income taxes, share-based compensation;

•	the levels of resale housing inventory in our mixed-use development projects and the regions in which they are located;

•	fluctuations in costs and expenses, including impacts from shortages in materials or labor;

•	demand for new housing, which can be affected by a number of factors including the availability of mortgage credit, job growth and fluctuations in commodity prices;

•	demand for multifamily communities, which can be affected by a number of factors including local markets and economic conditions;

•	competitive actions by other companies;

•	changes in governmental policies, laws or regulations and actions or restrictions of regulatory agencies;

•	fluctuations in oil and gas commodity prices;

•	demand by oil and gas operators to lease our minerals, which may be influenced by government regulation of exploration and production activities including hydraulic fracturing;

•	our ability to make interest and principal payments on our debt or amend and satisfy the other covenants contained in our senior secured credit facility, indentures and other debt agreements;

•	our partners’ ability to fund their capital commitments and otherwise fulfill their operating and financial obligations;

•	the effect of limitations, restrictions and natural events on our ability to harvest and deliver timber;

•	inability to obtain permits for, or changes in laws, governmental policies or regulations affecting, water withdrawal or usage;

•	the final resolutions or outcomes with respect to our contingent and other liabilities related to our business.

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
Key Initiatives

•	Reducing costs across our entire organization;

•	Reviewing entire portfolio of assets; and

•	Reviewing capital structure.
Discontinued Operations / Segment Name Changes
At second quarter-end 2016, we have exited substantially all of our oil and gas working interests properties with the sale of the remaining Bakken/Three Forks properties in North Dakota which closed in second quarter 2016. As a result of this significant change in our operations, we have reported the results of operations and financial position of these assets as discontinued operations for all periods presented. In addition, in second quarter 2016, we changed the name of the oil and gas segment to mineral resources to reflect the strategic shift from oil and gas working interest investments to owned mineral interests. We also changed the name of the other natural resources segment to other. The discussion of our results of operations is based on the results from our continuing operations unless otherwise indicated.

Results of Operations
A summary of our consolidated results by business segment follows:

	Second Quarter		First Six Months
	2016	2015	2016	2015
	(In thousands)
Revenues:
Real estate	$46,381	$39,409	$82,479	$72,239
Mineral resources	1,337	2,360	2,419	5,114
Other	274	1,856	712	3,646
Total revenues	$47,992	$43,625	$85,610	$80,999
Segment earnings (loss):
Real estate	$73,290	$15,527	$93,514	$24,593
Mineral resources	933	1,766	1,486	3,138
Other	(197)	(43)	(778)	(434)
Total segment earnings	74,026	17,250	94,222	27,297
Items not allocated to segments:
General and administrative expense	(4,514)	(5,177)	(9,487)	(11,197)
Share-based and long-term incentive compensation expense	(412)	(23)	(1,956)	(3,481)
Interest expense	(6,918)	(8,715)	(14,557)	(17,536)
Loss on extinguishment of debt, net	(35,766)	—	(35,864)	—
Other corporate non-operating income	175	47	225	95
Income (loss) from continuing operations before taxes	26,591	3,382	32,583	(4,822)
Income tax expense (benefit)	(14,929)	(897)	(17,081)	1,869
Net income (loss) from continuing operations attributable to Forestar Group Inc.	$11,662	$2,485	$15,502	$(2,953)

Significant aspects of our results of operations follow:
Second Quarter and First Six Months 2016

•
Second quarter 2016 real estate segment earnings benefited from combined gains of $107,650,000 which generated combined net proceeds before debt repayment of $214,666,000 as a result of executing our key initiative to opportunistically exit and sell non-core assets. These gains were partially offset by non-cash impairment charges of $48,826,000 related to five non-core community development projects and one multifamily site. These impairments were a result of our key initiative to review our entire portfolio of assets which resulted in business plan changes, inclusive of cash tax savings considerations, to market these properties for sale. In addition, second quarter 2016 segment earnings benefited from higher undeveloped land sales activity compared with second quarter 2015.

•
In second quarter 2016, we completed a cash tender offer for our 8.50% Senior Secured Notes due 2022 (Notes), pursuant to which we purchased $215,495,000 principal amount (representing approximately 97.6% outstanding) of the Notes. Total consideration paid was $245,604,000, which included $29,091,000 in premium at 113.5% and $1,018,000 in accrued and unpaid interest. We also purchased $1,150,000 principal amount of Notes at 99.95% of face value and $5,000,000 of 3.75% Convertible Senior Notes at 93.25% of face value in open market transactions.

•	The second quarter 2016 cash tender offer and open market purchases resulted in a $35,766,000 loss on extinguishment of debt.

•	Second quarter and first six months 2016 interest expense decreased primarily due to decrease in our debt outstanding by $318,748,000 since second quarter-end 2015.
Current Market Conditions
New U.S. single-family home starts ended June 2016 at 778,000 on a seasonally adjusted basis, over 13 percent above year-ago levels but below historical levels. Inventories of new homes are at or below equilibrium levels in our key markets. In addition, declining finished lot inventories and limited supply of economically developable raw land has increased demand for our developed lots. Job growth remains above national average in most of our key markets, supporting continued housing demand. However, global economic weakness and uncertainty, and an ongoing restrictive mortgage lending environment continue to threaten a robust recovery in the housing market, despite low interest rates.
Global supply and demand fundamentals for crude oil at the end of June 2016 remained out of balance with high global and domestic inventories and slower global growth only partially offset by several global unplanned disruptions. West Texas Intermediate (WTI) oil prices averaged $45.46 per Bbl in second quarter 2016, nearly 21 percent lower than in second quarter 2015. Estimates for global demand growth continue to be tempered and could extend the global supply glut, resulting in an extended period of low crude oil pricing. Henry Hub natural gas prices in second quarter 2016 averaged $2.15/MMBtu, 22 percent lower than second quarter 2015 and the lowest second quarter average since 1999. Natural gas inventories on July 1, 2016 were 3,179 Bcf, 19 percent higher than a year ago and above the 2011-2015 average for that week. Inventories are expected to reach the highest level on record by October 2016.
Business Segments
We manage our operations through three business segments:
Real estate,
Mineral resources, and
Other
We evaluate performance based on segment earnings (loss) before unallocated items and income taxes. Segment earnings (loss) consist of operating income, equity in earnings (loss) of unconsolidated ventures, gain on sales of assets, interest income on loans secured by real estate and net (income) loss attributable to noncontrolling interests. Items not allocated to our business segments consist of general and administrative expense, share-based and long-term incentive compensation, gain on sale of strategic timberland, interest expense, loss on extinguishment of debt and other corporate non-operating income and expense. The accounting policies of the segments are the same as those described in the accounting policy note to the consolidated financial statements.
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
Real Estate
We own directly or through ventures interests in 56 residential and mixed-use projects comprised of 7,000 acres of real estate located in 11 states and 15 markets. Our real estate segment secures entitlements and develops infrastructure on our lands, primarily for single-family residential and mixed-use communities. We own approximately 71,000 acres of non-core timberland and undeveloped land in a broad area around Atlanta, Georgia and approximately 10,000 acres in Texas. We own and manage our projects either directly or through ventures. Our real estate segment revenues are principally derived from the sales of residential single-family lots and tracts, undeveloped land and commercial real estate and from the operation of income producing properties, primarily a hotel and multifamily properties.
A summary of our real estate results follows:

	Second Quarter		First Six Months
	2016	2015	2016	2015
	(In thousands)
Revenues	$46,381	$39,409	$82,479	$72,239
Cost of sales	(72,666)	(21,438)	(91,090)	(39,492)
Operating expenses	(7,623)	(9,674)	(18,711)	(19,276)
	(33,908)	8,297	(27,322)	13,471
Interest income	24	736	146	1,605
Gain on sale of assets	107,650	1,160	121,231	1,160
Equity in earnings of unconsolidated ventures	164	5,523	179	8,467
Less: Net (income) loss attributable to noncontrolling interests	(640)	(189)	(720)	(110)
Segment earnings	$73,290	$15,527	$93,514	$24,593
Revenues in our owned and consolidated ventures consist of:

	Second Quarter		First Six Months
	2016	2015	2016	2015
	(In thousands)
Residential real estate	$30,118	$23,820	$47,163	$42,142
Commercial real estate	—	1,477	2,655	2,854
Undeveloped land	12,814	2,750	18,517	4,765
Commercial and income producing properties	3,363	11,109	13,053	21,978
Other	86	253	1,091	500
	$46,381	$39,409	$82,479	$72,239
Residential real estate revenues principally consist of the sale of single-family lots to local, regional and national homebuilders. Residential lot sales volume in first six months 2016 was higher when compared with first six months 2015, however, average price per lot sold was down 8 percent due to mix of product sold. Commercial real estate revenues principally consist of the sale of tracts to commercial developers that specialize in the construction and operation of income producing properties such as apartments, retail centers, or office buildings.
In first six months 2016, we sold 7,397 acres of undeveloped land for $18,517,000, or approximately $2,504 per acre, generating approximately $14,879,000 in segment earnings, as compared with 1,634 acres sold for $4,765,000 or approximately $2,916 per acre, generating approximately $3,468,000 in segment earnings in first six months 2015.
Commercial and income producing properties revenue includes revenues from hotel room sales and other guest services, rental revenues from our operating multifamily properties and reimbursement for costs paid to subcontractors plus development and construction fees from certain multifamily projects. First six months 2016 and 2015 included $199,000 and $4,554,000 in construction revenues associated with one multifamily joint venture fixed fee contract as general contractor. The construction of this multifamily joint venture project was completed in first quarter 2016. Development fee revenues in first six months 2016 and 2015 were $1,303,000 and $648,000. The increase in development fee revenues in first six months 2016 was related to contingent development fee earned on the 360° multifamily venture project near Denver upon completion of construction in accordance with the joint venture agreement. Rental revenues from our multifamily operating properties for first six months 2016 and 2015 were $1,599,000 and $3,803,000. The decrease in rental revenues from our multifamily operating properties in first six months 2016 when compared with first six months 2015 was primarily due to the fourth quarter 2015 sale of Midtown Cedar Hill, a 354-unit multifamily property we developed near Dallas and second quarter 2016 sale of Eleven, a multifamily property in Austin. Revenues from hotel room sales and other guest services were $9,951,000 and $12,646,000 in first six months 2016 and 2015. The decrease in revenues from hotel room sales and other guest services in first six months 2016 when compared with first six months 2015 was primarily due to the sale of Radisson Hotel & Suites in second quarter 2016.
The increase in other revenues in first six months 2016 is primarily associated with easement revenues associated with our undeveloped land.
Units sold consist of:

	Second Quarter		First Six Months
	2016	2015	2016	2015
Owned and consolidated ventures:
Residential lots sold	455	271	703	513
Revenue per lot sold	$65,448	$71,465	$66,594	$72,219
Commercial acres sold	—	20	8	24
Revenue per commercial acre sold	$—	$73,345	$331,033	$117,014
Undeveloped acres sold	5,425	903	7,397	1,634
Revenue per acre sold	$2,362	$3,044	$2,504	$2,916
Ventures accounted for using the equity method:
Residential lots sold	34	248	70	295
Revenue per lot sold	$82,015	$75,543	$81,823	$78,253
Commercial acres sold	3	1	3	30
Revenue per commercial acre sold	$375,743	$303,734	$375,743	$311,995
Undeveloped acres sold	—	345	—	345
Revenue per acre sold	$—	$2,983	$—	$2,983
Cost of sales in second quarter and first six months 2016 included non-cash asset impairment charges of $48,826,000 associated with five non-core community development projects and one multifamily site compared with $729,000 of non-cash asset impairment charges in first six months 2015. The impairments in second quarter 2016 were a result of our key initiative to review our entire portfolio of assets which resulted in business plan changes, inclusive of cash tax savings considerations, to market these properties for sale. Multifamily construction contract costs we incurred as general contractor and paid to subcontractors were $569,000 in first six months 2016 compared with $5,126,000 in first six months 2015. The decrease is associated with completion of our development of a multifamily venture property near Denver in first quarter 2016. Included in multifamily construction contract costs are charges of $369,000 and $572,000 in first six months 2016 and 2015 reflecting estimated cost increases associated with our fixed fee contracts as general contractor.
Operating expenses consist of:

	Second Quarter		First Six Months
	2016	2015	2016	2015
	(In thousands)
Employee compensation and benefits	$2,059	$2,027	$5,746	$4,326
Property taxes	2,288	2,723	4,315	4,837
Professional services	1,526	1,102	2,731	2,536
Depreciation and amortization	42	2,005	898	3,729
Other	1,708	1,817	5,021	3,848
	$7,623	$9,674	$18,711	$19,276
The increase in employee compensation and benefits expense in first six months 2016 is principally related to $1,422,000 of severance costs incurred as a result of our key initiatives to reduce costs across our entire organization and our plan to exit non-core assets. The decrease in depreciation and amortization in first six months 2016 is primarily due to the fourth quarter 2015 sale of Midtown Cedar Hill multifamily project, full amortization of in-place leases associated with Eleven multifamily project in 2015, sale of Eleven multifamily property in second quarter 2016 and discontinuing depreciation of the Radisson Hotel & Suites and Eleven multifamily project as a result of first quarter 2016 classification as assets held for sale. Other operating expense in first six months 2016 includes $1,554,000 of costs related to projects that we no longer intend to pursue.

Interest income principally represents earnings from a loan secured by a mixed-use real estate community in Houston that was paid in full in first quarter 2015 and interest income received on reimbursements from utility and improvement districts.
Gain on sale of assets in second quarter 2016 includes a gain of $95,336,000 related to sale of Radisson Hotel & Suites for $130,000,000, a gain of $9,116,000 related to sale of Eleven for $60,150,000, a gain of $1,229,000 associated with sale of Dillon for $25,979,000, a gain of $750,000 related to receipt of funds held in escrow and deferred in first quarter 2016 associated with sale of our interest in 360° and a gain of $1,219,000 associated with the reduction of a surety bond in connection with the Cibolo Canyons Special Improvement District (CCSID) bond offering in 2014. In addition to second quarter 2016 gains discussed above, first six months 2016 includes a gain of $9,613,000 related to sale of our interest in 360° and $3,968,000 gain associated with sale of Music Row. Second quarter and first six months 2015 gain on sale of assets of $1,160,000 is associated with the reduction of a surety bond in connection with the CCSID bond offering in 2014.
Decrease in equity earnings from our unconsolidated ventures in second quarter and first six months 2016 compared with second quarter and first six months 2015 is primarily due to lower residential lot and commercial real estate sales activity and no undeveloped land sales.
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
Our net investment in owned and consolidated real estate by geographic location follows:

State	Entitled, Developed, and Under Development Projects	Undeveloped Land and Land in Entitlement Process	Commercial and Income Producing Properties	Total
	(In thousands)
Texas	$216,013	$4,972	$18,426	$239,411
Georgia	13,800	57,088	—	70,888
California	8,915	25,326	—	34,241
North & South Carolina	12,609	249	—	12,858
Colorado	23,003	5	—	23,008
Tennessee	18,065	7	—	18,072
Other	20,344	238	—	20,582
	$312,749	$87,885	$18,426	$419,060
Mineral Resources
Our mineral resources segment is focused on maximizing the value from our owned oil and gas mineral interests through promoting exploration, development and production activities by increasing acreage leased, lease rates and royalty interests.
We lease portions of our 590,000 owned net mineral acres located principally in Texas, Louisiana, Georgia and Alabama to other oil and gas companies in return for a lease bonus, delay rentals and a royalty interest.
A summary of our mineral resources results follows:

	Second Quarter		First Six Months
	2016	2015	2016	2015
	(In thousands)
Revenues	$1,337	$2,360	$2,419	$5,114
Cost of oil and gas producing activities	(160)	(267)	(390)	(655)
Operating expenses	(268)	(384)	(599)	(1,474)
	909	1,709	1,430	2,985
Equity in earnings of unconsolidated ventures	24	57	56	153
Segment earnings (loss)	$933	$1,766	$1,486	$3,138

Revenues consist of:

	Second Quarter		First Six Months
	2016	2015	2016	2015
	(In thousands)
Royalties (a)	$889	$2,135	$1,890	$4,523
Other (principally lease bonus and delay rentals)	448	225	529	591
	$1,337	$2,360	$2,419	$5,114
 _________________________

(a)	Oil royalties includes revenues from oil, condensate and natural gas liquids (NGLs).
In first six months 2016, royalty revenues declined principally due to lower oil and gas production volumes and prices.
Other revenues in first six months 2016, include $328,000 in lease bonuses received from leasing 1,348 net mineral acres owned in Texas and Louisiana compared with $482,000 lease bonus revenues received from leasing 1,600 net mineral acres in Texas and Louisiana in first six months 2015.
Cost of oil and gas producing activities principally represents our share of oil and gas production severance taxes, which are calculated based on a percentage of oil and gas produced.
Operating expenses principally consist of employee compensation and benefits, professional services, property taxes and rent expense. The decrease in operating expenses in first six months 2016 compared with first six months 2015 is primarily due to our key initiative to reduce costs across our entire organization.

Oil and gas produced and average unit prices related to our royalty interests follows:

	Second Quarter		First Six Months
	2016	2015	2016	2015
Consolidated entities:
Oil production (barrels)	16,100	28,600	35,400	59,700
Average oil price per barrel	$36.31	$52.94	$34.49	$51.85
NGL production (barrels)	2,800	5,200	6,600	11,400
Average NGL price per barrel	$8.05	$17.63	$10.56	$17.58
Total oil production (barrels), including NGLs	18,900	33,800	42,000	71,100
Average total oil price per barrel, including NGLs	$32.15	$47.47	$30.73	$46.34
Gas production (millions of cubic feet)	159.2	202.7	318.9	401.8
Average price per thousand cubic feet	$1.78	$2.61	$1.88	$3.06
Our share of ventures accounted for using the equity method:
Gas production (millions of cubic feet)	35.8	40.0	73.1	82.3
Average price per thousand cubic feet	$1.59	$2.37	$1.68	$2.85
Total consolidated and our share of equity method ventures:
Oil production (barrels)	16,100	28,600	35,400	59,700
Average oil price per barrel	$36.31	$52.94	$34.49	$51.85
NGL production (barrels)	2,800	5,200	6,600	11,400
Average NGL price per barrel	$8.05	$17.63	$10.56	$17.58
Total oil production (barrels), including NGLs	18,900	33,800	42,000	71,100
Average total oil price per barrel, including NGLs	$32.15	$47.47	$30.73	$46.34
Gas production (millions of cubic feet)	195.0	242.7	392.0	484.1
Average price per thousand cubic feet	$1.74	$2.57	$1.84	$3.02
Total BOE (barrel of oil equivalent) (a)	51,300	74,300	107,300	151,800
Average price per barrel of oil equivalent	$18.42	$30.02	$18.75	$31.35
 _________________________

(a)	Gas is converted to barrels of oil equivalent (BOE) using a conversion of six Mcf to one barrel of oil.

Other
Our other segment manages our timber holdings, recreational leases and water resource initiatives. At second quarter-end 2016, we have about 81,000 real estate acres with timber we own directly or through ventures, primarily in Georgia and Texas. Historically, our other segment revenues are principally derived from the sales of wood fiber from our land and leases for recreational uses. We have water interests in approximately 1.5 million acres, including a 45 percent nonparticipating royalty interest in groundwater produced or withdrawn for commercial purposes or sold from 1.4 million acres in Texas, Louisiana, Georgia and Alabama, and approximately 20,000 acres of groundwater leases in central Texas.

A summary of our other results follows:

	Second Quarter		First Six Months
	2016	2015	2016	2015
	(In thousands)
Revenues	$274	$1,856	$712	$3,646
Cost of sales	(119)	(860)	(504)	(1,780)
Operating expenses	(352)	(1,043)	(986)	(2,309)
	(197)	(47)	(778)	(443)
Equity in earnings of unconsolidated ventures	—	4	—	9
Segment earnings (loss)	$(197)	$(43)	$(778)	$(434)
Revenues consist of:

	Second Quarter		First Six Months
	2016	2015	2016	2015
	(In thousands)
Fiber	$40	$1,391	$191	$2,636
Water	24	200	24	300
Recreational leases and other	210	265	497	710
	$274	$1,856	$712	$3,646

In first six months 2016, fiber revenues have decreased due to deferral of timber harvest activity in support of our key initiative to exit our non-core timberland and undeveloped land.
Water revenues for first six months 2016 are related to groundwater royalties from our 45 percent nonparticipating royalty interests in groundwater produced or withdrawn for commercial purposes. Water revenues for first six months 2015 are associated with a groundwater reservation agreement with Hays County, Texas, which commenced in 2013 and was terminated in second quarter 2015.
Cost of sales principally includes non-cash cost of timber cut and sold and delay rental payments paid to others related to groundwater leases in central Texas.

The decrease in operating expenses in first six months 2016 when compared with first six months 2015 is primarily due to our key initiative to reduce costs across entire organization and corresponding reduction in our workforce. Employee compensation and benefits includes $164,000 in severance costs incurred in first six months 2016. Operating expenses associated with our water resources initiatives for first six months 2016 and 2015 were $552,000 and $1,275,000.
Items Not Allocated to Segments
Unallocated items represent income and expenses managed on a company-wide basis and include general and administrative expenses, share-based and long-term incentive compensation, interest expense, loss on extinguishment of debt and other corporate non-operating income and expense. General and administrative expenses principally consist of accounting and finance, tax, legal, human resources, internal audit, information technology and our board of directors. These functions support all of our business segments and are not allocated.

General and administrative expense
General and administrative expenses consist of:

	Second Quarter		First Six Months
	2016	2015	2016	2015
	(In thousands)
Employee compensation and benefits	$2,146	$1,989	$4,731	$4,197
Professional and consulting services	1,119	1,581	2,065	3,249
Facility costs	205	221	435	454
Depreciation and amortization	100	150	219	331
Insurance costs	181	164	367	315
Other	763	1,072	1,670	2,651
	$4,514	$5,177	$9,487	$11,197

The decrease in general and administrative expense in first six months 2016 when compared with first six months 2015 is primarily due to our key initiative to reduce costs across entire organization. Employee compensation and benefits includes $486,000 in severance costs incurred in first six months 2016.
Share-based and long-term incentive compensation expense

Our share-based compensation expense fluctuates principally due to a portion of our awards being cash-settled and as a result are affected by changes in market price of our common stock. The decrease in share-based compensation expense in first six months 2016 when compared with first six months 2015 is primarily due to decrease in new grants awarded to employees, decrease in annual restricted stock grants to our Board of Directors and decrease in value of cash-settled awards paid in first six months 2016 due to decrease in market price of our common stock by over 20 percent from year-end 2015 to settlement date. These decreases were somewhat offset by an increase of about 9 percent in our stock price since year-end 2015 and its impact on cash-settled awards.
Interest expense

The decrease in interest expense in first six months 2016 when compared with first six months 2015 is due to decreasing our debt outstanding by $318,748,000 since second quarter-end 2015. First six months 2016 debt retirement related to 8.50% Senior Secured Notes and 3.75% Convertible Senior Notes resulted in a net loss on debt extinguishment of $35,864,000, which includes write-off of unamortized debt issuance costs of $5,489,000 and $1,301,000 in other costs related to tender offer advisory services.
Income Taxes
Our effective tax rate from continuing operations was 55 percent in second quarter 2016 and 51 percent for first six months 2016 which includes an 18 percent detriment for increase in our valuation allowance which was recorded to offset current year increases in our deferred tax asset. Our effective tax rate was 25 percent in second quarter 2015 and 40 percent in first six months 2015 which included a four percent benefit for noncontrolling interests and a seven percent detriment for share-based compensation benefits that will not be realized. In addition, 2016 and 2015 effective tax rates from continuing operations include the effect of state income taxes, nondeductible items and benefits of percentage depletion.
At second quarter-end 2016 and year-end 2015, we have a valuation allowance for our deferred tax assets of $97,041,000 and $97,068,000 for the portion of the deferred tax assets that we have determined is more likely than not to be unrealizable.
In determining our valuation allowance, we assessed available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax asset. A significant piece of objective evidence evaluated was the cumulative loss incurred over the three-year period ended June 30, 2016, principally driven by impairments of oil and gas properties in 2015. Such evidence limits our ability to consider other subjective evidence, such as our projected future taxable income.
The amount of the deferred tax asset considered realizable could be adjusted if negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence, such as our projected future taxable income.

Capital Resources and Liquidity
Sources and Uses of Cash
The consolidated statements of cash flows for first six months 2016 and 2015 reflects cash flows from both continuing and discontinued operations. We operate in cyclical industries and our cash flows fluctuate accordingly. Our principal sources of cash are proceeds from the sale of real estate and timber, the cash flow from oil and gas and income producing properties, borrowings and reimbursements from utility and improvement districts. Our principal cash requirements are for the acquisition and development of real estate, either directly or indirectly through ventures, taxes, interest and compensation. Operating cash flows are affected by the timing of the payment of real estate development expenditures and the collection of proceeds from the eventual sale of the real estate, the timing of which can vary substantially depending on many factors including the size of the project, state and local permitting requirements and availability of utilities, and by the timing of oil and gas leasing and production activities. Working capital varies based on a variety of factors, including the timing of sales of real estate and timber, oil and gas leasing and production activities, collection of receivables, reimbursement from utility and improvement districts and the payment of payables and expenses.
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
In first six months 2016, net cash provided by operating activities was $12,539,000. The increase in cash provided by operating activities year over year is primarily due to lower real estate development and acquisition expenditures of $33,066,000 and higher undeveloped land sales activity. In first six months 2015, net cash used for operating activities was $17,513,000 principally due to lower residential lot and undeveloped land sales activity and $57,353,000 in real estate development and acquisition expenditures exceeding $24,151,000 of real estate cost of sales.

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
In first six months 2016, net cash provided by investing activities was $309,530,000 principally a result of net sales proceeds of $318,480,000 from the execution of our key initiative to opportunistically exit non-core assets, which principally includes $128,764,000 from sale of Radisson Hotel & Suites, $75,944,000 from sale of certain oil and gas properties, $59,719,000 from sale of Eleven, $25,433,000 from sale of Dillon, $13,917,000 from sale of our interest in 3600 and $14,703,000 from sale of Music Row. In first six months 2015, net cash used for investing activities was $52,449,000 principally due to investment of $40,286,000 in oil and gas properties and equipment associated with previously committed exploration and production operations.
Cash Flows from Financing Activities
In first six months 2016, net cash used for financing activities was $311,090,000 principally due to retirement of $225,245,000 of our 8.5% senior secured notes, $5,000,000 of our 3.75% convertible senior notes, $4,500,000 of payments related to amortizing notes associated with our tangible equity units and our payment in full of $39,336,000 loans secured by Radisson Hotel & Suites and Eleven multifamily property, which we sold in second quarter 2016. In first six months 2015, net cash used for financing activities was $1,404,000 principally due to payroll taxes on share-settled equity awards and distributions to noncontrolling interests.
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
In first six months 2016, real estate development and acquisition expenditures were $33,066,000 entirely related to real estate development costs as we made no community development site acquisitions in first six months 2016.
Liquidity
At second quarter-end 2016, our senior secured credit facility provides for a $300,000,000 revolving line of credit maturing May 15, 2017 (with two one-year extension options). The revolving line of credit may be prepaid at any time without penalty. The revolving line of credit includes a $100,000,000 sublimit for letters of credit, of which $15,321,000 is outstanding at second quarter-end 2016. Total borrowings under our senior secured credit facility (including the face amount of letters of credit) may not exceed a borrowing base formula.
At second quarter-end 2016, net unused borrowing capacity under our senior secured credit facility is calculated as follows:

Senior Credit Facility
(In thousands)
Borrowing base availability	$231,508
Less: borrowings	—
Less: letters of credit	(15,321)
$216,187
Our net unused borrowing capacity during second quarter 2016 ranged from a high of $265,521,000 to a low of $216,187,000. Certain non-core assets support the borrowing base under our senior secured credit facility so we expect our borrowing capacity to be reduced as non-core assets are sold over time. This facility is used primarily to fund our operating cash needs, which fluctuate due to timing of residential and commercial real estate sales, undeveloped land sales, oil and gas leasing, exploration and production activities and mineral lease bonus payments received, timber sales, reimbursements from utility and improvement districts, payment of payables and expenses and capital expenditures.
Our debt agreements contain financial covenants customary for such agreements including minimum levels of interest coverage and limitations on leverage. At second quarter-end 2016, we were in compliance with the financial covenants of these agreements.
The following table details our compliance with the financial covenants calculated as provided in the senior credit facility:

Financial Covenant	Requirement	Second Quarter-End 2016
Interest Coverage Ratio (a)	≥2.50:1.0	6.12:1.0
Total Leverage Ratio (b)	≤50%	22.6%
Tangible Net Worth (c)	≥$386.3 million	$483.7 million
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

(c)
Calculated as the amount by which consolidated total assets (excluding Credo acquisition goodwill over $50,000,000) exceeds consolidated total liabilities. At second quarter-end 2016, the requirement is $386,254,000 computed as: $379,044,000 plus 85 percent of the aggregate net proceeds received by us from any equity offering, plus 75 percent of all positive net income, on a cumulative basis since third quarter-end 2015. This covenant is applied at the end of each quarter.

Our debt agreements contain financial covenants customary for such agreements including minimum levels of interest coverage and limitations on leverage.
To make additional discretionary investments, acquisitions, or distributions, we must maintain available liquidity equal to 10 percent of the aggregate commitments in place. At second quarter-end 2016, the minimum liquidity requirement was $30,000,000, compared with $318,733,000 in actual available liquidity based on the unused borrowing capacity under our senior secured credit facility plus unrestricted cash and cash equivalents. The failure to maintain such minimum liquidity does not constitute a default or event of default of our senior secured credit facility.
Discretionary investments in community development may be restricted in the event that the revenue/capital expenditure ratio is less than or equal to 1.0x. At second quarter-end 2016, the revenue/capital expenditure ratio was 2.0x. Revenue is defined as total gross revenues (excluding revenues attributed to Credo and multifamily properties), plus our pro rata share of the operating revenues from unconsolidated ventures. Capital expenditures are defined as consolidated development and acquisition expenditures (excluding investments related to Credo and multifamily properties), plus our pro rata share of unconsolidated ventures’ development and acquisition expenditures.
We may elect to make distributions to stockholders so long as the total leverage ratio is less than 40 percent, the interest coverage ratio is greater than 3.0:1.0 and available liquidity is not less than $125,000,000, all of which were satisfied at second quarter-end 2016. Regardless of whether the foregoing conditions are satisfied, we may make distributions in an aggregate amount not to exceed $50,000,000 to be funded from up to 65% of the net proceeds from sales of multifamily properties and non-core assets, such as the Radisson Hotel & Suites in Austin, and any oil and gas properties.
On June 21, 2016, we completed a cash tender offer for our 8.50% Senior Secured Notes due 2022 (Notes), pursuant to which we purchased $215,495,000 principal amount (representing approximately 97.6% outstanding) of the Notes. Total consideration paid was $245,604,000, which included $29,091,000 in premium at 113.5% and $1,018,000 in accrued and unpaid interest. In addition, we received consent from holders of the Notes to eliminate or modify certain covenants, events of default and other provisions contained in the indenture governing the Notes, and to release the subsidiary guarantees and collateral securing the Notes. We also purchased $1,150,000 principal amount of Notes at 99.95% of face value in open market transactions. The second quarter 2016 tender offer and open market purchases resulted in a $35,583,000 loss on extinguishment of debt, which includes the premium paid to repurchase the Notes, write-off of unamortized debt issuance costs of $5,191,000 and $1,301,000 in other costs related to tender offer advisory services. In first quarter 2016, we purchased $8,600,000 principal amount of Notes at 99% of face value in the open market transactions, resulting in a $127,000 gain on the early extinguishment of the Notes offset by the write-off of unamortized debt issuance costs of $225,000.
In second quarter 2016, we purchased $5,000,000 of 3.75% Convertible Senior Notes at 93.25% of face value in open market transactions for $4,662,500 and we allocated $4,452,000 to extinguish the debt and $211,000 to reacquire the equity component within the convertible notes based on the fair value of the debt component. We recognized a $110,000 loss on extinguishment of debt based on the difference between the fair value of the debt component prior to conversion and the carrying value of the debt component. Total loss on extinguishment of debt, including write-off of debt issuance costs allocated to the repurchased notes was $183,000.
In second quarter 2016, a secured promissory note of $15,400,000 was paid in full in connection with sale of the Radisson Hotel & Suites, a 413 guest room hotel located in Austin, for $130,000,000.
In second quarter 2016, other indebtedness decreased principally as result of selling Eleven, a 257-unit multifamily project in Austin, for $60,150,000 and paying in full the associated debt of $23,936,000.
Contractual Obligations and Off-Balance Sheet Arrangements
In 2014, FMF Littleton LLC, an equity method venture in which we own a 25 percent interest, obtained a senior secured construction loan in the amount of $46,384,000 to develop a 385-unit multifamily project located in Littleton, Colorado. The outstanding balance was $37,328,000 at second quarter-end 2016. We provided the lender with a guaranty of completion of the improvements; a guaranty for repayment of 25 percent of the principal balance and unpaid accrued interest; and a standard nonrecourse carve-out guaranty. The principal guaranty will reduce from 25 percent of principal to ten percent upon achievement of certain conditions.
In 2014, CREA FMF Nashville LLC, an equity method venture with Massachusetts Mutual Life Insurance Co. (MassMutual) in which we own a 30 percent interest, obtained a senior secured construction loan in the amount of $51,950,000 to develop a 320-unit multifamily project located in Nashville, Tennessee. The outstanding balance at second quarter-end 2016 was $36,945,000. We provided the lender with a guaranty of completion of the improvements; a guaranty for repayment of 25 percent of the principal balance and unpaid accrued interest; and a standard nonrecourse carve-out guaranty. The principal guaranty will reduce from 25 percent of principal to zero percent upon achievement of certain conditions.

Cibolo Canyons—San Antonio, Texas
Cibolo Canyons consists of the JW Marriott ® San Antonio Hill Country Resort & Spa development owned by third parties and a mixed-use development we own. We have $56,482,000 invested in Cibolo Canyons at second quarter-end 2016, all of which is related to the mixed-use development.
Mixed-Use Development
The mixed-use development we own consists of 2,100 acres planned to include approximately 1,790 residential lots and 150 commercial acres designated for multifamily and retail uses, of which 1,072 lots and 130 commercial acres have been sold through second quarter-end 2016.
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
Through second quarter-end 2016, we have submitted and were approved for reimbursement of approximately $54,376,000 of infrastructure costs, of which we have received reimbursements totaling $34,703,000. At second quarter-end 2016, we have $19,673,000 in pending reimbursements, excluding interest.
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
In 2014, we received $50,550,000 from CCSID principally related to its issuance of $48,900,000 HOT and Sales and Use Tax Revenue Bonds, resulting in recovery of our full Resort investment. These bonds are obligations solely of CCSID and are payable from HOT and sales and use taxes levied on the Resort by CCSID. To facilitate the issuance of the bonds, we provided a $6,846,000 letter of credit to the bond trustee as security for certain debt service fund obligations in the event CCSID tax collections are not sufficient to support payment of the bonds in accordance with their terms. The letter of credit must be maintained until the earlier of redemption of the bonds or scheduled bond maturity in 2034. We also entered into an agreement with the owner of the Resort to assign its senior rights to us in exchange for consideration provided by us, including a surety bond to be drawn if CCSID tax collections are not sufficient to support ad valorem tax rebates payable. The surety bond has a balance of $6,631,000 at second quarter-end 2016. The surety bond will decrease as CCSID makes annual ad valorem tax rebate payments, which obligation is scheduled to be retired in full by 2020. All future receipts are expected to be recognized as gains in the period collected.
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

New and Pending Accounting Pronouncements
Please read Note 2—New and Pending Accounting Pronouncements to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Statistical and Other Data
A summary of our real estate projects in the entitlement process (a) at second quarter-end 2016 follows:

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

(b)	Project acres, which are the total for the project regardless of our ownership interest, are approximate. The actual number of acres entitled may vary.

A summary of our non-core timberland and undeveloped land at second quarter-end 2016 follows:

Acres
Timberland
Alabama	1,900
Georgia	44,500
Texas	9,800
Higher and Better Use Timberland
Georgia	19,800
Entitled Undeveloped Land
Georgia	5,100
Total	81,100

A summary of activity within our active projects in the development process, which includes entitled (a), developed and under development real estate projects, at second quarter-end 2016 follows:

			Residential Lots/Units		Commercial Acres
Project	County	Interest Owned (a)	Lots/Units Sold Since Inception	Lots/Units Remaining	Acres Sold Since Inception	Acres Remaining

Texas
Austin
Arrowhead Ranch	Hays	100%	2	382	—	19
The Colony	Bastrop	100%	463	1,460	22	5
Double Horn Creek	Burnet	100%	166	2	—	—
Entrada (b)	Travis	50%	—	821	—	—
Hunter’s Crossing	Bastrop	100%	510	—	54	51
La Conterra	Williamson	100%	202	—	3	55
Westside at Buttercup Creek	Williamson	100%	1,497	—	66	—
			2,840	2,665	145	130
Corpus Christi
Caracol	Calhoun	75%	13	61	—	14
Padre Island (b)	Nueces	50%	—	—	—	15
Tortuga Dunes	Nueces	75%	—	134	—	4
			13	195	—	33
Dallas-Ft. Worth
Bar C Ranch	Tarrant	100%	419	702	—	—
Keller	Tarrant	100%	—	—	1	—
Lakes of Prosper	Collin	100%	157	130	4	—
Lantana	Denton	100%	3,606	495	44	—
Maxwell Creek	Collin	100%	975	26	10	—
Parkside	Collin	100%	46	154	—	—
The Preserve at Pecan Creek	Denton	100%	611	171	—	7
River's Edge	Denton	100%	—	202	—	—
Stoney Creek	Dallas	100%	286	410	—	—
Summer Creek Ranch	Tarrant	100%	983	246	35	44
Timber Creek	Collin	88%	41	560	—	—
Village Park	Collin	100%	567	—	3	2
			7,691	3,096	97	53
Houston
Barrington Kingwood	Harris	100%	176	4	—	—
City Park	Harris	75%	1,468	—	58	104
Harper’s Preserve (b)	Montgomery	50%	513	1,169	30	49
Imperial Forest	Harris	100%	55	373	—	—
Long Meadow Farms (b)	Fort Bend	38%	1,578	219	193	107
Southern Trails (b)	Brazoria	80%	938	57	1	—
Spring Lakes	Harris	100%	348	—	25	4
Summer Lakes	Fort Bend	100%	744	323	56	—
Summer Park	Fort Bend	100%	119	80	34	62
Willow Creek Farms II	Waller/Fort Bend	90%	90	160	—	—
			6,029	2,385	397	326

			Residential Lots/Units		Commercial Acres
Project	County	Interest Owned (a)	Lots/Units Sold Since Inception	Lots/Units Remaining	Acres Sold Since Inception	Acres Remaining
San Antonio
Cibolo Canyons	Bexar	100%	1,072	718	130	58
Oak Creek Estates	Comal	100%	313	240	13	—
Olympia Hills	Bexar	100%	743	11	10	—
Stonewall Estates (b)	Bexar	50%	373	13	—	—
			2,501	982	153	58
Total Texas			19,074	9,323	792	600
Colorado
Denver
Buffalo Highlands	Weld	100%	—	164	—	—
Johnstown Farms	Weld	100%	281	335	2	—
Pinery West	Douglas	100%	86	—	20	106
Stonebraker	Weld	100%	—	603	—	—
			367	1,102	22	106
Georgia
Atlanta
Harris Place	Paulding	100%	22	5	—	—
Montebello (b)	Forsyth	90%	—	220	—	—
Seven Hills	Paulding	100%	880	199	26	113
West Oaks	Cobb	100%	—	56	—	—
			902	480	26	113
North & South Carolina
Charlotte
Ansley Park	Lancaster	100%	—	309	—	—
Habersham	York	100%	62	125	—	6
Walden	Mecklenburg	100%	—	384	—	—
			62	818	—	6
Raleigh
Beaver Creek (b)	Wake	90%	14	179	—	—
			14	179	—	—
			76	997	—	6
Tennessee
Nashville
Beckwith Crossing	Wilson	100%	19	80	—	—
Morgan Farms	Williamson	100%	121	52	—	—
Vickery Park	Williamson	100%	—	197	—	—
Weatherford Estates	Williamson	100%	8	9	—	—
			148	338	—	—
Wisconsin
Madison
Juniper Ridge/Hawks Woods (b) (d)	Dane	90%	5	210	—	—
Meadow Crossing II (b) (c)	Dane	90%	1	171	—	—
			6	381	—	—

			Residential Lots/Units		Commercial Acres
Project	County	Interest Owned (a)	Lots/Units Sold Since Inception	Lots/Units Remaining	Acres Sold Since Inception	Acres Remaining
Arizona, California, Missouri, Utah
Tucson
Boulder Pass (b) (c)	Pima	50%	1	87	—	—
Dove Mountain	Pima	100%	—	98	—	—
Oakland
San Joaquin River	Contra Costa/Sacramento	100%	—	—	—	288
Kansas City
Somerbrook	Clay	100%	173	222	—	—
Salt Lake City
Suncrest (b) (c)	Salt Lake	90%	—	171	—	—
			174	578	—	288
Total			20,747	13,199	840	1,113
 _________________________

(a)	Interest owned reflects our total interest in the project, whether owned directly or indirectly, which may be different than our economic interest in the project.

(b)	Projects in ventures that we account for using equity method.

(c)	Venture project that develops and sells homes.

(d)	Venture project that develops and sells lots and homes.
A summary of our significant non-core multifamily properties, excluding two multifamily sites, at second quarter-end 2016 follows:

Project	Market	Interest Owned (a)	Type	Acres	Description
Elan 99 (b)	Houston	90%	Multifamily	17	360-unit luxury apartment
Acklen (b)	Nashville	30%	Multifamily	4	320-unit luxury apartment
HiLine (b)	Denver	25%	Multifamily	18	385-unit luxury apartment
 _________________________

(a)	Interest owned reflects our total interest in the project, whether owned directly or indirectly, which may be different than our economic interest in the project.

(b)	Construction in progress.

Oil and Gas Owned Mineral Interests
A summary of our oil and gas owned mineral interests (a) at second quarter-end 2016 follows:

State	Unleased	Leased (b)	Held By Production (c)	Total (d)
		(Net acres)
Texas	210,000	12,000	30,000	252,000
Louisiana	130,000	4,000	10,000	144,000
Georgia	152,000	—	—	152,000
Alabama	40,000	—	—	40,000
California	1,000	—	—	1,000
Indiana	1,000	—	—	1,000
	534,000	16,000	40,000	590,000
 _________________________

(a)	Includes ventures.

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

A summary of our Texas and Louisiana owned mineral acres (a) by county or parish at second quarter-end 2016 follows:

Texas		Louisiana (b)
County	Net Acres	Parish	Net Acres
Trinity	46,000	Beauregard	79,000
Angelina	42,000	Vernon	39,000
Houston	29,000	Calcasieu	17,000
Anderson	25,000	Allen	7,000
Cherokee	24,000	Rapides	1,000
Sabine	23,000	Other	1,000
Red River	14,000		144,000
Newton	13,000
San Augustine	13,000
Jasper	12,000
Other	11,000
	252,000
 _________________________

(a)
Includes ventures. These owned mineral acre interests contain numerous oil and gas producing formations consisting of conventional, unconventional, and tight sand reservoirs. Of these reservoirs, we have mineral interests in and around production trends in the Wilcox, Frio, Cockfield, James Lime, Petet, Travis Peak, Cotton Valley, Austin Chalk, Haynesville Shale, Barnett Shale and Bossier formations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
Our interest rate risk is principally related to our variable-rate debt. Interest rate changes impact earnings due to the resulting increase or decrease in our variable-rate debt, which was $2,003,000 at second quarter-end 2016.
The following table illustrates the estimated effect on our pre-tax income of immediate, parallel, and sustained shifts in interest rates for the next 12 months on our variable-rate debt at second quarter-end 2016. This estimate assumes that debt reductions from contractual payments will be replaced with short-term, variable-rate debt; however, that may not be the financing alternative we choose.

Second Quarter-End
Change in Interest Rates	2016
(In thousands)
2%	$(27)
1%	$(7)
(1)%	$—
(2)%	$—
Foreign Currency Risk
We have no exposure to foreign currency fluctuations.
Commodity Price Risk
We have no significant exposure to commodity price fluctuations as it relates to our royalty revenues, lease bonus and cash flows from owned mineral resource activities . However, significant decrease in commodity pricing may have an impact on future leasing activities of our owned mineral interests and therefore the carrying value of our owned mineral resources may not be recoverable.
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

Period	Total Number of Shares Purchased (b)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
Month 1 (4/1/2016 — 4/30/2016)	—	$—	—	3,506,668
Month 2 (5/1/2016 — 5/31/2016)	5,600	$12.12	5,600	3,501,068
Month 3 (6/1/2016 — 6/30/2016)	278,376	$12.46	278,376	3,222,692
	283,976	$12.45	283,976
 _________________________

(a)
On February 11, 2009, we announced that our Board of Directors authorized the repurchase of up to 7,000,000 shares of our common stock. We have purchased 3,777,308 shares under this authorization, which has no expiration date. We have no repurchase plans or programs that expired during the period covered by the table above and no repurchase plans or programs that we intend to terminate prior to expiration or under which we no longer intend to make further purchases.

(b)	Includes shares withheld to pay taxes in connection with vesting of restricted stock awards.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit	Description

4.1
First Supplemental Indenture, dated June 21, 2016, among Forestar (USA) Real Estate Group Inc., the guarantors named therein and U.S. Bank National Association to the Indenture, dated as of May 12, 2014, among Forestar (USA) Real Estate Group Inc., the guarantors named therein and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed with the Commission on June 21, 2016).

10.1
Purchase and Sale Agreement dated April 7, 2016, between Forestar Petroleum Corporation and DW Slate, LLC (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-k filed with the Commission on April 11, 2016).

10.2
Consent to Third Amended and Restated Credit Agreement dated June 30, 2016, by and among the Company, Forestar (USA) Real Estate Group Inc. and certain of its wholly-owned subsidiaries signatory thereto, KeyBank National Associate, as agent and lender, the lenders thereto, and the other parties thereto.

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

101.1
The following materials from Forestar’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income (Loss) and Comprehensive Income (Loss), (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORESTAR GROUP INC.

Date: August 5, 2016	By:	/s/ Charles D. Jehl
Charles D. Jehl
Chief Financial Officer

	By:	/s/ Sabita C. Reddy
Sabita C. Reddy
Principal Accounting Officer