Form 10-Q
period 2016-09-30
Forestar Group Inc.
filed 2016-11-09
CIK 1406587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding as of November 3, 2016
Common Stock, par value $1.00 per share	33,722,230

FORESTAR GROUP INC.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
FORESTAR GROUP INC.
Consolidated Balance Sheets
(Unaudited)

	Third Quarter-End	Year-End
	2016	2015
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$122,130	$96,442
Real estate, net	387,074	586,715
Assets of discontinued operations	124	104,967
Assets held for sale	14,394	—
Investment in unconsolidated ventures	79,564	82,453
Timber	6,629	7,683
Receivables, net	1,300	19,025
Income taxes receivable	23,068	12,056
Prepaid expenses	1,606	3,116
Property and equipment, net	9,686	10,732
Goodwill and other intangible assets	43,455	43,455
Other assets	3,047	5,602
TOTAL ASSETS	$692,077	$972,246
LIABILITIES AND EQUITY
Accounts payable	$6,535	$11,617
Accrued employee compensation and benefits	4,360	5,547
Accrued property taxes	4,197	4,529
Accrued interest	569	3,267
Deferred tax liability, net	1,021	1,037
Earnest money deposits	11,370	10,214
Other accrued expenses	10,488	14,556
Liabilities of discontinued operations	3,637	11,192
Other liabilities	20,372	24,657
Debt, net	112,348	381,515
TOTAL LIABILITIES	174,897	468,131
COMMITMENTS AND CONTINGENCIES
EQUITY
Forestar Group Inc. shareholders’ equity:
Common stock, par value $1.00 per share, 200,000,000 authorized shares, 36,946,603 issued at third quarter-end 2016 and year-end 2015	36,947	36,947
Additional paid-in capital	560,248	561,850
Accumulated deficit	(31,143)	(46,046)
Treasury stock, at cost, 3,224,373 shares at third quarter-end 2016 and 3,203,768 shares at year-end 2015	(50,339)	(51,151)
Total Forestar Group Inc. shareholders’ equity	515,713	501,600
Noncontrolling interests	1,467	2,515
TOTAL EQUITY	517,180	504,115
TOTAL LIABILITIES AND EQUITY	$692,077	$972,246
Please read the notes to consolidated financial statements.

FORESTAR GROUP INC.
Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
(Unaudited)

	Third Quarter		First Nine Months
	2016	2015	2016	2015
	(In thousands, except per share amounts)
REVENUES
Real estate sales and other	$45,285	$18,369	$114,711	$68,630
Commercial and income producing properties	12	9,588	13,065	31,566
Real estate	45,297	27,957	127,776	100,196
Mineral resources	1,423	2,502	3,842	7,616
Other	487	1,726	1,199	5,372
	47,207	32,185	132,817	113,184
COSTS AND EXPENSES
Cost of real estate sales and other	(24,884)	(9,588)	(105,023)	(33,840)
Cost of commercial and income producing properties	(4,375)	(6,780)	(15,326)	(22,020)
Cost of mineral resources	(182)	(2,119)	(572)	(2,774)
Cost of other	(363)	(819)	(867)	(2,599)
Other operating expenses	(6,471)	(12,319)	(26,879)	(37,013)
General and administrative	(5,177)	(9,467)	(16,508)	(22,510)
	(41,452)	(41,092)	(165,175)	(120,756)
GAIN ON SALE OF ASSETS	501	425	121,732	1,585
OPERATING INCOME (LOSS)	6,256	(8,482)	89,374	(5,987)
Equity in earnings of unconsolidated ventures	3,637	2,909	3,872	11,538
Interest expense	(3,369)	(8,315)	(17,926)	(25,851)
Loss on extinguishment of debt, net	—	—	(35,864)	—
Other non-operating income	1,249	62	1,620	1,762
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	7,773	(13,826)	41,076	(18,538)
Income tax benefit (expense)	9,666	(43,568)	(7,415)	(41,699)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	17,439	(57,394)	33,661	(60,237)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAXES	(7,164)	(106,937)	(17,428)	(146,649)
CONSOLIDATED NET INCOME (LOSS)	10,275	(164,331)	16,233	(206,886)
Less: Net (income) loss attributable to noncontrolling interests	(610)	115	(1,330)	5
NET INCOME (LOSS) ATTRIBUTABLE TO FORESTAR GROUP INC.	$9,665	$(164,216)	$14,903	$(206,881)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	34,099	34,299	34,234	34,248
Diluted	42,260	34,299	42,334	34,248
NET INCOME (LOSS) PER BASIC SHARE
Continuing operations	$0.40	$(1.67)	$0.77	$(1.76)
Discontinued operations	(0.17)	(3.12)	(0.42)	(4.28)
NET INCOME (LOSS) PER BASIC SHARE	$0.23	$(4.79)	$0.35	$(6.04)
NET INCOME (LOSS) PER DILUTED SHARE
Continuing operations	0.40	(1.67)	0.76	(1.76)
Discontinued operations	(0.17)	(3.12)	(0.41)	(4.28)
NET INCOME (LOSS) PER DILUTED SHARE	0.23	(4.79)	0.35	(6.04)
TOTAL COMPREHENSIVE INCOME (LOSS)	$9,665	$(164,216)	$14,903	$(206,881)
Please read the notes to consolidated financial statements.

FORESTAR GROUP INC.
Consolidated Statements of Cash Flows
(Unaudited)

	First Nine Months
	2016	2015
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$16,233	$(206,886)
Adjustments:
Depreciation, depletion and amortization	9,885	36,780
Change in deferred income taxes	(16)	39,106
Equity in earnings of unconsolidated ventures	(3,872)	(11,538)
Distributions of earnings of unconsolidated ventures	4,793	7,343
Share-based compensation	2,665	5,531
Real estate cost of sales	56,817	33,575
Dry hole and unproved leasehold impairment charges	—	46,722
Real estate development and acquisition expenditures, net	(56,552)	(81,055)
Reimbursements from utility and improvement districts	13,698	8,285
Asset impairments	57,065	91,146
Loss on debt extinguishment, net	35,864	—
Gain on sale of assets	(108,114)	(265)
Other	3,639	2,390
Changes in:
Notes and accounts receivable	20,734	9,395
Prepaid expenses and other	1,536	3,106
Accounts payable and other accrued liabilities	(13,556)	(2,300)
Income taxes	(11,012)	3,625
Net cash provided by (used for) operating activities	29,807	(15,040)
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, equipment, software, reforestation and other	(5,902)	(10,882)
Oil and gas properties and equipment	(579)	(47,043)
Investment in unconsolidated ventures	(5,615)	(23,908)
Proceeds from sales of assets	319,351	13,571
Return of investment in unconsolidated ventures	3,948	7,783
Net cash provided by (used for) investing activities	311,203	(60,479)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of debt	(311,724)	(7,527)
Additions to debt	2,749	7,105
Distributions to noncontrolling interests, net	(2,378)	(703)
Repurchases of common stock	(3,537)	—
Payroll taxes on issuance of stock-based awards	(221)	(722)
Other	(211)	(121)
Net cash used for financing activities	(315,322)	(1,968)

Net increase (decrease) in cash and cash equivalents	25,688	(77,487)
Cash and cash equivalents at beginning of period	96,442	170,127
Cash and cash equivalents at end of period	$122,130	$92,640
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
We prepare our unaudited interim financial statements in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and Securities and Exchange Commission requirements for interim financial statements. As a result, they do not include all the information and disclosures required for complete financial statements. However, in our opinion, all adjustments considered necessary for a fair presentation have been included. Such adjustments consist only of normal recurring items unless otherwise noted. We make estimates and assumptions about future events. Actual results can, and probably will, differ from those we currently estimate including those principally related to allocating costs to real estate, measuring long-lived assets for impairment, oil and gas revenue accruals, capital expenditure and lease operating expense accruals associated with our oil and gas production activities, oil and gas reserves and depletion of our oil and gas properties. These interim operating results are not necessarily indicative of the results that may be expected for the entire year. For further information, please read the financial statements included in our 2015 Annual Report on Form 10-K.
At third quarter-end 2016, we have divested substantially all of our oil and gas working interest properties. As a result of this significant change in our operations, we have reported the results of operations and financial position of these assets as discontinued operations within the consolidated statements of income (loss) and comprehensive income (loss) and consolidated balance sheets for all periods presented. In addition, in second quarter 2016, we changed the name of the oil and gas segment to mineral resources to reflect the strategic shift from oil and gas working interest investments to owned mineral interests. We also changed the name of the other natural resources segment to other.
Note 2—New and Pending Accounting Pronouncements
Adoption of New Accounting Standards
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, as part of its initiative to reduce complexity in accounting standards. To simplify presentation of debt issuance costs, the amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15, Interest-Imputation of Interest (Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update), which allows an entity to defer and present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The updated standards are effective for financial statements issued for annual and interim periods beginning after December 15, 2015. We adopted ASU 2015-03 in first quarter 2016 and prior period amounts have been reclassified to conform to the current period presentation. As of December 31, 2015, $8,267,000 of debt issuance costs were reclassified in the consolidated balance sheet from other assets to debt. The adoption did not impact our consolidated financial position, results of operations or cash flows. As permitted under this guidance, we will continue to present debt issuance costs associated with revolving-debt agreements as other assets.
In February 2015, the FASB issued ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis (Topic 810), requiring entities to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The revised consolidation model: (1) modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, (2) eliminates the presumption that a general partner should consolidate a limited partnership, (3) affects the consolidation analysis of reporting entities that are involved with VIEs, and (4) provides a scope exception from consolidation guidance for reporting entities with interests in certain legal entities. The updated standard is effective for financial statements issued for annual and interim periods beginning after December 15, 2015. The adoption of this guidance, which was applied retrospectively, had no impact to our consolidated financial statements.

Pending Accounting Standards
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard becomes effective for annual and interim periods beginning after December 15, 2017. We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our earnings, financial position and disclosures.
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), in order to address eight specific cash flow issues with the objective of reducing the existing diversity in practice. The updated standard is effective for financial statements issued for annual periods beginning after December 15, 2017 and interim periods within those fiscal years with early adoption permitted. We are currently evaluating the effect that the updated standard will have on our earnings, financial position and disclosures.
Note 3—Real Estate
Real estate consists of:

	Third Quarter-End 2016			Year-End 2015
	Carrying Value	Accumulated Depreciation	Net Carrying Value	Carrying Value	Accumulated Depreciation	Net Carrying Value
	(In thousands)
Entitled, developed and under development projects	$293,356	$—	$293,356	$352,141	$—	$352,141
Timberland and undeveloped land (includes land in entitlement)	93,718	—	93,718	98,181	—	98,181
Commercial
Radisson Hotel & Suites (a)	—	—	—	62,889	(29,268)	33,621
Income producing properties
Eleven (a)	—	—	—	53,896	(2,861)	51,035
Dillon (a)	—	—	—	19,987	—	19,987
Music Row (a)	—	—	—	9,947	—	9,947
Downtown Edge multifamily site (b)	—	—	—	12,706	—	12,706
West Austin multifamily site (b)	—	—	—	9,097	—	9,097
	$387,074	$—	$387,074	$618,844	$(32,129)	$586,715
___________________

(a)	Sold in 2016.

(b)	Classified as assets held for sale at third quarter-end 2016.
At third quarter-end 2016, Downtown Edge and West Austin, two multifamily sites in Austin, were classified as held for sale at a net carrying amount of $14,394,000.

In first nine months 2016, we sold the Radisson Hotel & Suites, a 413 room hotel in Austin, for $130,000,000, generating$128,764,000 in net proceeds before paying in full the associated debt of $15,400,000 and recognized a gain on sale of $95,336,000. We also sold Eleven, a wholly-owned 257-unit multifamily property in Austin, for $60,150,000, generating $59,719,000 in net proceeds before paying in full the associated debt of $23,936,000 and recognized a gain on sale of $9,116,000. In addition, we sold Dillon, a planned 379-unit multifamily property that was under construction in Charlotte, for $25,979,000, generating $25,433,000 in net proceeds and recognized a gain on sale of $1,229,000 and Music Row, a planned 230-unit multifamily property that was under construction in Nashville, for $15,025,000, generating $14,703,000 in net proceeds and recognized a gain on sale of $3,968,000.
In third quarter and first nine months 2016, we recognized non-cash impairment charges of $7,627,000 and $56,453,000 related to six non-core community development projects and two multifamily sites. These impairments were a result of our key initiative to review our entire portfolio of assets which resulted in business plan changes, inclusive of cash tax savings considerations, to market these properties for sale, which resulted in adjustment of the carrying value to fair value.
Our estimated costs of assets for which we expect to be reimbursed by utility and improvement districts were $54,290,000 at third quarter-end 2016 and $67,554,000 at year-end 2015, including $22,361,000 at third quarter-end 2016 and $22,302,000 at year-end 2015 related to our Cibolo Canyons project near San Antonio, Texas. In first nine months 2016, we have collected $13,197,000 in reimbursements that were previously submitted to these districts. At third quarter-end 2016, our inception-to-date submitted and approved reimbursements for the Cibolo Canyons project were $54,376,000 of which we have collected $36,109,000. These costs are principally for water, sewer and other infrastructure assets that we have incurred and submitted or will submit to utility or improvement districts for approval and reimbursement. We expect to be reimbursed by utility and improvement districts when these districts achieve adequate tax basis or otherwise have funds available to support payment.
Note 4—Discontinued Operations
At third quarter-end 2016, we have divested substantially all of our oil and gas working interest properties. As a result of this significant change in our operations, we have reported the results of operations and financial position of these assets as discontinued operations within the consolidated statements of income (loss) and comprehensive income (loss) and consolidated balance sheets for all periods presented. In addition, in second quarter 2016, we changed the name of the oil and gas segment to mineral resources to reflect the strategic shift from oil and gas working interest investments to owned mineral interests.
Summarized results from discontinued operations were as follows:

	Third Quarter		First Nine Months
	2016	2015	2016	2015
	(In thousands)
Revenues	$180	$10,983	$5,827	$35,219
Cost of sales	(108)	(93,434)	(6,593)	(174,462)
Other operating expenses	(3,318)	(1,644)	(5,707)	(8,652)
Loss from discontinued operations before income taxes	$(3,246)	$(84,095)	$(6,473)	$(147,895)
Gain (loss) on sale of assets before income taxes	955	(2,174)	(13,618)	(1,320)
Income tax benefit (expense)	(4,873)	(20,668)	2,663	2,566
Loss from discontinued operations, net of taxes	$(7,164)	$(106,937)	$(17,428)	$(146,649)

In first nine months 2016, we recorded a net loss of $13,618,000 on the sale of 199,263 net mineral acres leased from others and 379 gross (95 net) producing oil and gas working interest wells in Nebraska, Kansas, Oklahoma and North Dakota for total net proceeds of $80,084,000, which includes $3,269,000 in reimbursement of capital costs incurred on in-progress wells that were assumed by the buyer. Other operating expenses in third quarter 2016 include loss contingency charges of $1,100,000 related to the Huffman litigation and $1,155,000 related to potential environmental liabilities to plug and abandon certain oil and gas wells in Wyoming. Please read Note 14—Commitments and Contingencies for additional information about these items. In third quarter and first nine months 2015, cost of sales includes non-cash impairment charges of $79,438,000 and $125,383,000.

The major classes of assets and liabilities of discontinued operations at third quarter-end 2016 and year-end 2015 are as follows:

	Third Quarter-End	Year-End
	2016	2015
	(In thousands)
Assets of Discontinued Operations:
Receivables, net of allowance for bad debt	$116	$4,632
Oil and gas properties and equipment, net	—	79,733
Goodwill and other intangible assets	—	19,673
Prepaid expenses	8	96
Other assets	—	833
	$124	$104,967

Liabilities of Discontinued Operations:
Accounts payable	$91	$342
Accrued property taxes	—	259
Other accrued expenses	3,546	8,924
Other liabilities	—	1,667
	$3,637	$11,192

Significant operating activities and investing activities of discontinued operations are as follows:

	First Nine Months
	2016	2015
	(In thousands)
Operating activities:
Asset impairments	$612	$88,614
Dry hole and unproved leasehold impairment charges	—	46,722
Loss (gain) on sale of assets	13,618	1,320
Depreciation, depletion and amortization	2,202	24,254
	$16,432	$160,910

Investing activities:
Oil and gas properties and equipment	$(579)	$(47,043)
Proceeds from sales of assets	76,815	13,111
	$76,236	$(33,932)

Note 5—Goodwill and Other Intangible Assets
Carrying value of goodwill and other intangible assets follows:

	Third Quarter-End	Year-End
	2016	2015
	(In thousands)
Goodwill	$41,774	$41,774
Identified intangibles	1,681	1,681
	$43,455	$43,455
Goodwill related to our mineral interests was $37,900,000 at third quarter-end 2016 and year-end 2015. Goodwill associated with our water resources initiatives was $3,874,000 at third quarter-end 2016 and year-end 2015.
Identified intangibles include $1,681,000 in indefinite lived groundwater leases associated with our water resources initiatives.
Note 6—Equity
A reconciliation of changes in equity through third quarter-end 2016 follows:

	Forestar Group Inc.	Noncontrolling Interests	Total
	(In thousands)
Balance at year-end 2015	$501,600	$2,515	$504,115
Net income (loss)	14,903	1,330	16,233
Distributions to noncontrolling interests	—	(2,378)	(2,378)
Repurchase of common shares	(3,537)	—	(3,537)
Other (primarily share-based compensation)	2,747	—	2,747
	$515,713	$1,467	$517,180

In first nine months 2016, we repurchased 283,976 shares of our common stock at an average price of $12.45 per share.
Note 7—Investment in Unconsolidated Ventures
We participate in real estate ventures for the purpose of acquiring and developing residential, multifamily and mixed-use communities in which we may or may not have a controlling financial interest. U.S. GAAP requires consolidation of Variable Interest Entities (VIEs) in which an enterprise has a controlling financial interest and is the primary beneficiary. A controlling financial interest will have both of the following characteristics: (a) the power to direct the VIE activities that most significantly impact economic performance and (b) the obligation to absorb the VIE losses and right to receive benefits that are significant to the VIE. We examine specific criteria and use judgment when determining whether a venture is a VIE and whether we are the primary beneficiary and must consolidate a VIE. We perform this review initially at the time we enter into venture agreements and reassess upon reconsideration events.
At third quarter-end 2016, we had ownership interests in 17 ventures that we accounted for using the equity method, of which none are a VIE.
In first nine months 2016, we sold our interest in FMF Peakview LLC (3600), a 304-unit multifamily joint venture near Denver, generating $13,917,000 in net proceeds and recognized a gain of $10,363,000 which is included in gain on sale of assets.

Combined summarized balance sheet information for our ventures accounted for using the equity method follows:

	Venture Assets		Venture Borrowings(a)		Venture Equity		Our Investment
	Third Quarter-End	Year-End	Third Quarter-End	Year-End	Third Quarter-End	Year-End	Third Quarter-End	Year-End
	2016	2015	2016	2015	2016	2015	2016	2015
	(In thousands)
242, LLC (b)	$27,110	$26,687	$3,182	$—	$21,428	$24,877	$10,048	$11,766
CL Ashton Woods, LLC (c)	4,426	7,654	—	—	3,685	6,084	2,107	3,615
CL Realty, LLC	7,913	7,872	—	—	7,798	7,662	3,899	3,831
CREA FMF Nashville LLC (b)	56,117	57,820	37,192	50,845	17,297	4,291	4,984	3,820
Elan 99, LLC	49,671	34,192	32,461	14,587	13,628	15,838	12,265	14,255
FOR/SR Forsyth LLC	9,584	6,500	—	—	9,016	6,500	8,115	5,850
FMF Littleton LLC	70,704	52,376	42,083	22,347	23,838	24,370	6,138	6,270
FMF Peakview LLC	—	48,869	—	30,485	—	16,828	—	3,447
HM Stonewall Estates, Ltd (c)	814	2,842	—	—	814	2,842	814	1,294
LM Land Holdings, LP (c)	29,350	31,984	4,481	7,728	23,762	22,751	10,770	9,664
MRECV DT Holdings LLC	4,039	4,215	—	—	4,039	4,215	3,635	3,807
MRECV Edelweiss LLC	2,816	2,237	—	—	2,816	2,237	2,764	2,029
MRECV Juniper Ridge LLC	4,403	3,006	—	—	4,403	3,006	3,882	2,730
MRECV Meadow Crossing II LLC	2,366	728	—	—	2,366	728	2,129	655
Miramonte Boulder Pass, LLC	12,783	12,627	6,660	5,869	5,380	5,474	5,387	5,349
Temco Associates, LLC	5,357	5,284	—	—	5,225	5,113	2,612	2,557
Other ventures	26	4,174	—	2,242	26	1,922	15	1,514
	$287,479	$309,067	$126,059	$134,103	$145,521	$154,738	$79,564	$82,453

Combined summarized income statement information for our ventures accounted for using the equity method follows:

	Venture Revenues				Venture Earnings (Loss)				Our Share of Earnings (Loss)
	Third Quarter		First Nine Months		Third Quarter		First Nine Months		Third Quarter		First Nine Months
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
	(In thousands)
242, LLC (b)	$937	$2,884	$937	$20,583	$15	$1,161	$(449)	$9,034	$14	$597	$(218)	$4,642
CL Ashton Woods, LP (c)	288	3,958	1,977	6,369	83	1,341	601	2,719	129	1,849	892	3,405
CL Realty, LLC	140	205	386	674	72	103	136	346	37	52	68	174
CREA FMF Nashville LLC (b) (d)	1,291	442	3,273	477	(145)	(991)	(1,214)	(1,207)	1,484	(991)	1,164	(1,207)
Elan 99, LLC	461	—	628	—	(867)	—	(2,211)	(2)	(779)	—	(1,989)	(2)
FMF Littleton LLC	944	6	1,791	6	(183)	(152)	(531)	(152)	(47)	(38)	(133)	(38)
FMF Peakview LLC	—	628	939	1,280	—	(286)	(248)	(1,020)	—	(58)	(50)	(204)
FOR/SR Forsyth LLC	—	—	—	—	(21)	—	(38)	—	(19)	—	(34)	—
HM Stonewall Estates, Ltd (c)	822	921	1,948	2,590	280	480	794	1,292	120	157	347	730
LM Land Holdings, LP (c)	3,505	1,857	6,531	8,154	2,502	1,391	4,557	5,179	836	423	1,481	1,710
MRECV DT Holdings LLC	162	—	379	—	157	167	372	167	141	—	334	—
MRECV Edelweiss LLC	106	—	287	—	106	125	280	125	96	65	252	65
MRECV Juniper Ridge LLC	151	—	356	—	151	105	357	105	135	—	321	—
MRECV Meadow Crossing II LLC	112	—	141	—	112	—	94	—	101	—	84	—
Miramonte Boulder Pass, LLC	1,015	—	1,678	—	(126)	(92)	(285)	(141)	(63)	(46)	(142)	(71)
PSW Communities, LP	—	5,145	—	21,214	—	613	—	3,141	—	127	—	1,088
Temco Associates, LLC	77	8,019	224	9,163	32	1,618	111	2,077	16	809	56	1,039
Other ventures	6,520	71	6,520	3,772	2,166	242	2,109	(16)	1,436	(37)	1,439	207
	$16,531	$24,136	$27,995	$74,282	$4,334	$5,825	$4,435	$21,647	$3,637	$2,909	$3,872	$11,538

 _____________________

(a)	Total includes current maturities of $88,249,000 at third quarter-end 2016, of which $68,430,000 is non-recourse to us, and $39,590,000 at year-end 2015, of which $29,691,000 is non-recourse to us.

(b)
Includes unamortized deferred gains on real estate we contributed to ventures. We recognize deferred gains as income as the real estate is sold to third parties. Deferred gains of $1,490,000 are reflected as a reduction to our investment in unconsolidated ventures at third quarter-end 2016.

(c)
Includes unrecognized basis difference of $122,000 which is reflected as an increase of our investment in unconsolidated ventures at third quarter-end 2016. The difference will be accreted as income or expense over the life of the investment and included in our share of earnings (loss) from the respective ventures.

(d)
Our share of venture earnings in third quarter and first nine months 2016 includes reallocation of prior year cumulative losses incurred by the venture as a result of equity contribution by the venture partner in 2016.

In first nine months 2016, we invested $5,615,000 in these ventures and received $8,741,000 in distributions. In first nine months 2015, we invested $23,908,000 in these ventures and received $15,126,000 in distributions. Distributions include both return of investments and distribution of earnings.

Note 8—Receivables
Receivables consist of:

	Third Quarter-End	Year-End
	2016	2015
	(In thousands)
Funds held by qualified intermediary for potential 1031 like-kind exchange	$—	$14,703
Other receivables and accrued interest	561	2,218
Other loans secured by real estate, average interest rates of 12.91% at third quarter-end 2016 and 11.31% at year-end 2015	764	2,130
	1,325	19,051
Allowance for bad debts	(25)	(26)
	$1,300	$19,025
In first quarter 2016, we received funds previously held by a qualified intermediary because we did not complete an intended like-kind exchange related to a 2015 sale of 6,915 acres of undeveloped land.
Other loans secured by real estate generally are secured by a deed of trust and due within three years.
Note 9—Debt, net
Debt (a) consists of:

	Third Quarter-End	Year-End
	2016	2015
	(In thousands)
8.50% senior secured notes due 2022, net	$5,195	$224,647
3.75% convertible senior notes due 2020, net of discount	103,637	104,719
6.00% tangible equity unit notes, net	2,219	8,666
Secured promissory note — average interest rate of 3.42% at year-end 2015	—	15,400
Other indebtedness — interest rates ranging from 5.0% to 5.50%	1,297	28,083
	$112,348	$381,515
___________________

(a)	At third quarter-end 2016 and year-end 2015, $1,768,000 and $8,267,000 of unamortized deferred financing fees are deducted from our outstanding debt.
Our debt agreements contain financial covenants customary for such agreements including minimum levels of interest coverage and limitations on leverage. At third quarter-end 2016, we were in compliance with the financial covenants of these agreements.
Effective September 2, 2016, we reduced the revolving commitment provided by our senior secured credit facility, which matures on May 15, 2017 (with two one-year extension options), from $300,000,000 to $125,000,000, none of which was drawn at third quarter-end 2016. As a result of this reduction, we expensed $831,000 in unamortized debt issuance costs in third quarter 2016. The revolving line of credit may be prepaid at any time without penalty. The revolving line of credit includes a $100,000,000 sublimit for letters of credit, of which $13,679,000 was outstanding at third quarter-end 2016. Total borrowings under our senior secured credit facility (including the face amount of letters of credit) may not exceed a borrowing base formula. At third quarter-end 2016, we had $111,321,000 in net unused borrowing capacity under our senior secured credit facility.
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
Our debt agreements contain financial covenants customary for such agreements including minimum levels of interest coverage and limitations on leverage. At third quarter-end 2016, our tangible net worth requirement was $379,044,000 plus 85 percent of the aggregate net proceeds received by us from any equity offering, plus 75 percent of all positive net income, on a cumulative basis since third quarter-end 2015. The tangible net worth requirement is recalculated on a quarterly basis.
We may elect to make distributions to stockholders so long as the total leverage ratio is less than 40 percent, the interest coverage ratio is greater than 3.0:1.0 and available liquidity is not less than $125,000,000, all of which were satisfied at third quarter-end 2016. Regardless of whether the foregoing conditions are satisfied, we may make distributions in an aggregate amount not to exceed $50,000,000 to be funded from up to 65% of the net proceeds from sales of multifamily properties and non-core assets, such as the Radisson Hotel & Suites in Austin, and any oil and gas properties.
In second quarter 2016, we completed a cash tender offer for our 8.50% Senior Secured Notes due 2022 (Notes), pursuant to which we purchased $215,495,000 principal amount (representing approximately 97.6% outstanding) of the Notes. Total consideration paid was $245,604,000, which included $29,091,000 in premium at 113.5% and $1,018,000 in accrued and unpaid interest. In addition, we received consent from holders of the Notes to eliminate or modify certain covenants, events of default and other provisions contained in the indenture governing the Notes, and to release the subsidiary guarantees and collateral securing the Notes. We also purchased $1,150,000 principal amount of the Notes at 99.95% of face value in open market transactions. The second quarter 2016 tender offer and open market purchases resulted in a $35,583,000 loss on extinguishment of debt, which includes the premium paid to repurchase the Notes, write-off of unamortized debt issuance costs of $5,191,000 and $1,301,000 in other costs related to tender offer advisory services. In first quarter 2016, we purchased $8,600,000 principal amount of the Notes at 99% of face value in the open market transactions, resulting in a $127,000 gain on the early extinguishment of the Notes offset by the write-off of unamortized debt issuance costs of $225,000.
In second quarter 2016, we purchased $5,000,000 of 3.75% Convertible Senior Notes due 2020 at 93.25% of face value in open market transactions for $4,662,500 and we allocated $4,452,000 to extinguish the debt and $211,000 to reacquire the equity component within the convertible notes based on the fair value of the debt component. We recognized a $110,000 loss on extinguishment of debt based on the difference between the fair value of the debt component prior to conversion and the carrying value of the debt component. Total loss on extinguishment of debt including write-off of debt issuance costs allocated to the repurchased notes was $183,000.
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
At third quarter-end 2016 and year-end 2015, we had $1,768,000 and $8,267,000 in unamortized deferred financing fees which were deducted from our debt. In addition, at third quarter-end 2016 and year-end 2015, unamortized deferred financing fees related to our senior secured credit facility included in other assets were $524,000 and $2,768,000. Amortization of deferred financing fees were $3,253,000 and $2,992,000 in first nine months 2016 and 2015 and were included in interest expense.
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

In first nine months 2016, we recognized non-cash impairment charges of $56,453,000 related to six non-core community development projects and two multifamily sites as a result of the review of our entire portfolio of assets and marketing these properties for sale. We based our valuations primarily on executed purchase and sale agreements, current negotiations and letters of intent with expected buyers and third party broker price opinions. In second quarter 2016, we recognized non-cash impairment charges of $612,000 related to oil and gas working interests properties that were sold in third quarter 2016.
Non-financial assets measured at fair value on a non-recurring basis are as follows:

	Third Quarter-End 2016				Year-End 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Non-Financial Assets and Liabilities:
Real estate	$—	$—	$36,243	$36,243	$—	$—	$641	$641
Assets of discontinued operations	$—	$—	$—	$—	$—	$—	$57,219	$57,219
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
Information about our fixed rate financial instruments not measured at fair value follows:

	Third Quarter-End 2016		Year-End 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Technique
	(In thousands)
Fixed rate debt	$(112,810)	$(112,455)	$(346,090)	$(321,653)	Level 2
Note 11—Capital Stock
Please read Note 16—Share-Based and Long-Term Incentive Compensation for information about additional shares of common stock that could be issued under terms of our share-based compensation plans.
At third quarter-end 2016, personnel of former affiliates held options to purchase 241,000 shares of our common stock. The options have a weighted average exercise price of $30.30 and a weighted average remaining contractual term of less than one year. At third quarter-end 2016, the options had an aggregate intrinsic value of $0.
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

Due to a net loss from continuing operations in third quarter and first nine months 2015, as the effect of potentially dilutive securities would be anti-dilutive, basic and diluted loss per share are the same. The computations of basic and diluted earnings per share are as follows:

	Third Quarter		First Nine Months
	2016	2015	2016	2015
	(In thousands)
Numerator:
Continuing operations
Net income (loss) from continuing operations	$17,439	$(57,394)	$33,661	$(60,237)
Less: Net (income) loss attributable to noncontrolling interest	(610)	115	(1,330)	5
Earnings (loss) available for diluted earnings per share	$16,829	$(57,279)	$32,331	$(60,232)
Less: Undistributed net income from continuing operations allocated to participating securities	(3,152)	—	(6,035)	—
Earnings (loss) from continuing operations available to common shareholders for basic earnings per share	$13,677	$(57,279)	$26,296	$(60,232)

Discontinued operations
Net income (loss) from discontinued operations available for diluted earnings per share	$(7,164)	$(106,937)	$(17,428)	$(146,649)
Less: Undistributed net income from discontinued operations allocated to participating securities	1,342	—	3,253	—
Earnings (loss) from discontinued operations available to common shareholders for basic earnings per share	$(5,822)	$(106,937)	$(14,175)	$(146,649)
Denominator:
Weighted average common shares outstanding — basic	34,099	34,299	34,234	34,248
Weighted average common shares upon conversion of participating securities	7,857	—	7,857	—
Dilutive effect of stock options, restricted stock and equity-settled awards	304	—	243	—
Total weighted average shares outstanding — diluted	42,260	34,299	42,334	34,248
Anti-dilutive awards excluded from diluted weighted average shares	2,001	10,933	2,146	10,835
The actual number of shares we may issue upon settlement of the stock purchase contract related to the 6.00% tangible equity units will be between 6,547,800 shares (the minimum settlement rate) and 7,857,000 shares (the maximum settlement rate) based on the applicable market value, as defined in the purchase contract agreement associated with issuance of the such units.
We intend to settle the remaining principal amount of our 3.75% convertible senior notes due 2020 (Convertible Notes) in cash upon conversion with only the amount in excess of par value of the Convertible Notes to be settled in shares of our common stock. Therefore, our calculation of diluted net income per share includes only the amount, if any, in excess of par value of the Convertible Notes. As such, the Convertible Notes have no impact on diluted net income per share until the price of our common stock exceeds the $24.49 conversion price of the Convertible Notes. The average price of our common stock in third quarter 2016 did not exceed the conversion price which resulted in no additional diluted outstanding shares.
Note 13—Income Taxes
Our effective tax rate from continuing operations was a tax benefit of 124 percent in third quarter 2016, and a tax expense of 18 percent for the first nine months 2016. The year to date tax expense of 18 percent differs from the statutory rate of 35 percent primarily due to a benefit for decrease in our valuation allowance related to decrease in our deferred tax assets. Our effective tax rate from continuing operations was 315 percent in third quarter 2015 and 225 percent in first nine months 2015, which was attributable almost entirely to a valuation allowance recorded against our net deferred tax asset. In addition, 2016 and 2015 effective tax rates from continuing operations include the effect of state income taxes, nondeductible items and benefits of percentage depletion.
We assessed available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit recognition of the existing deferred tax assets under U.S. GAAP. A significant piece of objective evidence evaluated was the cumulative loss incurred over the three-year period ended September 30, 2016, principally driven by impairments of oil and gas properties in 2015. Such evidence limits our ability to consider other subjective evidence, such as our projected future taxable income.
On the basis of this evaluation, at third quarter-end 2016 and year-end 2015, we have a valuation allowance for our deferred tax assets of $88,773,000 and $97,068,000 for the portion of the deferred tax assets that we have determined is more likely than not to be unrealizable under U.S. GAAP.

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
On October 4, 2014, James Huffman, a former director and CEO of CREDO Petroleum Corporation (Credo), which we acquired in 2012 and is now known as Forestar Petroleum Corporation, filed Huffman vs. Forestar Petroleum Corporation, Case Number 14CV33811, Civ. Div., Dist. Ct., City and County of Denver, Colorado. Huffman claimed entitlement under a Credo employee compensation program to overriding royalty interests (ORRI) on nearly all North Dakota leases, none of which were assigned by Credo to Huffman prior to his retirement, and on several Kansas and Nebraska leases. On August 11, 2016, we agreed to pay Huffman $150,000 in settlement of all claims except those involving North Dakota assets. Following a jury trial, on September 23, 2016, an adverse verdict was received in the amount of $923,899 for breach of contract related to the North Dakota claims. At third quarter-end 2016, we have accrued $1,100,000 for damages, prejudgment interest and costs. We intend to contest the verdict, and judgment has not been entered by the court because non-jury claims by both parties remain outstanding. The remaining claims have not been adjudicated and we are unable to conclude whether loss on these claims is probable or remote. We are unable to estimate a possible loss or range of loss on the remaining claims because (a) the parties have not fully briefed their positions or applicable law, (b) Huffman did not seek monetary damages in his trial pleadings, and (c) our claim for unjust enrichment would result, if we prevail, in reduction or elimination of damages already accrued and no additional damages.
Environmental
We have asset retirement obligations related to the abandonment and site restoration requirements that result from the acquisition, construction and development of oil and gas properties. We record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Accretion expense related to the asset retirement obligation and depletion expense related to capitalized asset retirement cost is included in cost of oil and gas producing activities of discontinued operations. At third quarter-end 2016 and year-end 2015, our estimated asset retirement obligation was $1,256,000 and $1,758,000, of which $1,155,000 and $1,667,000 is included in liabilities of discontinued operations and the remaining balance in other liabilities.
Non-Core Assets Restructuring Costs
In connection with key initiatives to reduce costs across our entire organization and divest non-core assets, in first nine months 2016, we incurred and paid severance costs related to workforce reductions of $1,422,000 in our real estate segment, $164,000 in our other segment and $486,000 in unallocated general and administrative expense. In addition, we offered retention bonuses to certain key personnel provided they remained our employees through completion of sale transactions. We are expensing retention bonus costs over the estimated retention period. These restructuring costs are included in other operating expense.
The following table summarizes activity related to liabilities associated with our restructuring activities for first nine months 2016:

	Severance Costs	Retention Bonuses	Total
	(In thousands)
Balance at year-end 2015	$(1,049)	$—	$(1,049)
Additions	(2,072)	(832)	(2,904)
Payments	3,121	792	3,913
Balance at third quarter-end 2016	$—	$(40)	$(40)

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
Total assets allocated by segment are as follows:

	Third Quarter-End	Year-End
	2016	2015
	(In thousands)
Real estate	$484,426	$691,238
Mineral resources	39,140	39,469
Other	20,422	19,106
Assets of discontinued operations	124	104,967
Assets not allocated to segments (a)	147,965	117,466
	$692,077	$972,246

 _________________________

(a)
Assets not allocated to segments at third quarter-end 2016 principally consist of cash and cash equivalents of $122,130,000 and an income tax receivable of $23,068,000. Assets not allocated to segments at year-end 2015 principally consist of cash and cash equivalents of $96,442,000 and an income tax receivable of $12,056,000. Assets of discontinued operations represent oil and gas working interest assets we have or will be divesting.

We evaluate performance based on segment earnings (loss) before unallocated items and income taxes. Segment earnings (loss) consist of operating income, equity in earnings (loss) of unconsolidated ventures, gain on sales of assets, interest income on loans secured by real estate and net (income) loss attributable to noncontrolling interests. Items not allocated to our business segments consist of general and administrative expense, share-based and long-term incentive compensation, gain on sale of strategic timberland, interest expense, loss on extinguishment of debt and other corporate non-operating income and expense. The accounting policies of the segments are the same as those described in Note 1—Basis of Presentation. Our revenues are derived from U.S. operations and all of our assets are located in the U.S. In third quarter 2016, no single customer accounted for more than ten percent of our total revenues.
Segment revenues and earnings are as follows:

	Third Quarter		First Nine Months
	2016	2015	2016	2015
	(In thousands)
Revenues:
Real estate	$45,297	$27,957	$127,776	$100,196
Mineral resources	1,423	2,502	3,842	7,616
Other	487	1,726	1,199	5,372
Total revenues	$47,207	$32,185	$132,817	$113,184
Segment earnings (loss):
Real estate	$15,017	$5,154	$108,531	$29,747
Mineral resources	1,182	77	2,668	3,215
Other	(196)	(77)	(974)	(511)
Total segment earnings	16,003	5,154	110,225	32,451
Items not allocated to segments (a)	(8,840)	(18,865)	(70,479)	(50,984)
Income (loss) from continuing operations before taxes attributable to Forestar Group Inc.	$7,163	$(13,711)	$39,746	$(18,533)
  _________________________

(a)	Items not allocated to segments consist of:

	Third Quarter		First Nine Months
	2016	2015	2016	2015
	(In thousands)
General and administrative expense	$(4,505)	$(8,343)	$(13,992)	$(19,540)
Shared-based and long-term incentive compensation expense	(1,024)	(2,245)	(2,980)	(5,726)
Interest expense	(3,369)	(8,315)	(17,926)	(25,851)
Loss on extinguishment of debt, net	—	—	(35,864)	—
Other corporate non-operating income	58	38	283	133
	$(8,840)	$(18,865)	$(70,479)	$(50,984)
Note 16—Share-Based and Long-Term Incentive Compensation
Share-based and long-term incentive compensation expense consists of:

	Third Quarter		First Nine Months
	2016	2015	2016	2015
	(In thousands)
Cash-settled awards	$(43)	$146	$82	$(1,005)
Equity-settled awards	765	1,654	1,869	4,569
Restricted stock	10	16	22	13
Stock options	217	388	692	1,954
Total share-based compensation	949	2,204	2,665	5,531
Deferred cash	75	41	315	195
	$1,024	$2,245	$2,980	$5,726
Share-based and long-term incentive compensation expense is included in:

	Third Quarter		First Nine Months
	2016	2015	2016	2015
	(In thousands)
General and administrative expense	$672	$1,124	$2,516	$2,970
Other operating expense	352	1,121	464	2,756
	$1,024	$2,245	$2,980	$5,726
Share-Based Compensation
In first nine months 2016, we granted 174,419 equity-settled awards to employees in the form of restricted stock units which vest ratably over three years and provide for accelerated vesting upon retirement, disability, death, or if there is a change in control. In addition, in first nine months 2016, we granted 69,760 restricted stock units to our board of directors which vest 25 percent at grant date and 25 percent at each subsequent quarterly board meeting and a stock option grant to acquire 20,000 shares of common stock for each of two new directors, of which 6,500 shares vest on the first and second anniversary of the date of grant and the remaining 7,000 shares vest on the third anniversary of the date of grant. The option term is ten years. Expense associated with annual restricted stock units and non-qualified stock options to our board of directors is included in share-based compensation expense.
Excluded from share-based compensation expense in the table above are fees earned by our board of directors in the amount of $169,000 and $292,000 in third quarter of 2016 and 2015 and $596,000 and $807,000 in first nine months 2016 and 2015 for which they elected to defer payment until retirement in the form of share-settled units. These expenses are included in general and administrative expense.
The fair value of awards granted to retirement eligible employees expensed at the date of grant was $600,000 and $517,000 in first nine months 2016 and 2015. Unrecognized share-based compensation expense related to non-vested equity-settled awards, restricted stock and stock options is $2,361,216 at third quarter-end 2016.
In first nine months 2016 and 2015, we issued 263,371 and 159,867 shares out of our treasury stock associated with vesting of stock-based awards or exercise of stock options, net of 25,026 and 48,636 shares withheld having a value of $221,000 and $722,000 for payroll taxes in connection with vesting of stock-based awards or exercise of stock options.

Long-Term Incentive Compensation
In first nine months 2016 and 2015, we granted $620,000 and $587,000 of long-term incentive compensation in the form of deferred cash compensation. The 2016 deferred cash awards vest annually over two years, and the 2015 deferred cash awards vest after three years. Both awards provide for accelerated vesting upon retirement, disability, death, or if there is a change in control. Expense associated with deferred cash awards is recognized ratably over the vesting period. The accrued liability was $469,000 and $225,000 at third quarter-end 2016 and year-end 2015 and is included in other liabilities.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2015 Annual Report on Form 10-K. Unless otherwise indicated, information is presented as of third quarter-end 2016, and references to acreage owned includes all acres owned by ventures regardless of our ownership interest in a venture.
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
Key Initiatives

•	Reducing costs across our entire organization;

•	Reviewing the entire portfolio of our assets; and

•	Reviewing our capital structure.
Discontinued Operations / Segment Name Changes
At third quarter-end 2016 we have divested substantially all of our oil and gas working interest properties. As a result of this significant change in our operations, we have reported the results of operations and financial position of these assets as discontinued operations for all periods presented. In addition, in second quarter 2016, we changed the name of the oil and gas segment to mineral resources to reflect the strategic shift from oil and gas working interest investments to owned mineral interests. We also changed the name of the other natural resources segment to other. The discussion of our results of operations is based on the results from our continuing operations unless otherwise indicated.

Results of Operations
A summary of our consolidated results by business segment follows:

	Third Quarter		First Nine Months
	2016	2015	2016	2015
	(In thousands)
Revenues:
Real estate	$45,297	$27,957	$127,776	$100,196
Mineral resources	1,423	2,502	3,842	7,616
Other	487	1,726	1,199	5,372
Total revenues	$47,207	$32,185	$132,817	$113,184
Segment earnings (loss):
Real estate	$15,017	$5,154	$108,531	$29,747
Mineral resources	1,182	77	2,668	3,215
Other	(196)	(77)	(974)	(511)
Total segment earnings	16,003	5,154	110,225	32,451
Items not allocated to segments:
General and administrative expense	(4,505)	(8,343)	(13,992)	(19,540)
Share-based and long-term incentive compensation expense	(1,024)	(2,245)	(2,980)	(5,726)
Interest expense	(3,369)	(8,315)	(17,926)	(25,851)
Loss on extinguishment of debt, net	—	—	(35,864)	—
Other corporate non-operating income	58	38	283	133
Income (loss) from continuing operations before taxes attributable to Forestar Group Inc.	7,163	(13,711)	39,746	(18,533)
Income tax (expense) benefit	9,666	(43,568)	(7,415)	(41,699)
Net income (loss) from continuing operations attributable to Forestar Group Inc.	$16,829	$(57,279)	$32,331	$(60,232)

Significant aspects of our results of operations follow:
Third Quarter and First Nine Months 2016

•
Third quarter 2016 real estate segment earnings benefited from higher undeveloped land sales activity compared with third quarter 2015, which were offset by non-cash impairment charges of $7,627,000 related to two non-core community development projects and one multifamily site.

•
First nine months 2016 real estate segment earnings benefited from combined gains of $121,732,000 which generated combined net proceeds before debt repayment of $243,037,000 as a result of executing our key initiative to opportunistically divest non-core assets. These gains were partially offset by non-cash impairment charges of $56,453,000 related to six non-core community development projects and two multifamily sites. These impairments were a result of our key initiative to review our entire portfolio of assets which resulted in business plan changes, inclusive of cash tax savings considerations, to market these properties for sale.

•
Third quarter and first nine months 2016 interest expense decreased due to reducing our debt outstanding by $321,179,000 since third quarter-end 2015. First nine months 2016 debt retirement of portions of our 8.50% Senior Secured Notes due 2022 and 3.75% Convertible Senior Notes due 2020 resulted in a net loss on debt extinguishment of $35,864,000, which includes write-off of unamortized debt issuance costs of $5,489,000 and $1,301,000 in other costs related to tender offer advisory services.

•
The decrease in general and administrative and share-based compensation expenses in third quarter and first nine months 2016 compared with third quarter and first nine months 2015 is due to executing our initiative to reduce costs across our entire organization.

Current Market Conditions
New U.S. single-family home starts ended September 2016 at 783,000 on a seasonally adjusted basis, over five percent above year-ago levels but below historical levels. Inventories of new homes are at or below equilibrium levels in our key markets. In addition, declining finished lot inventories and limited supply of economically developable raw land has increased demand for our developed lots. Job growth remains above national average in most of our key markets, supporting continued housing demand. However, global economic weakness and uncertainty, and an ongoing restrictive mortgage lending environment continue to threaten a robust recovery in the housing market, despite low interest rates.
Global supply and demand fundamentals for crude oil at the end of September 2016 remained out of balance with high global and domestic inventories and slower global growth. West Texas Intermediate (WTI) oil prices averaged $44.85 per Bbl in third quarter 2016, three percent lower than in third quarter 2015. Estimates for global demand growth continue to be tempered and could extend the global supply glut, resulting in an extended period of low crude oil pricing.
Henry Hub natural gas prices in third quarter 2016 averaged $2.88/MMBtu, four percent higher than third quarter 2015. Current natural gas prices are higher than at any point during the last winter heating season, reflecting a combination of higher demand for natural gas for electricity generation, lower-than-normal inventory builds, and the market's expectation for colder temperatures this winter compared with temperatures last winter.
Business Segments
We manage our operations through three business segments:
•Real estate,
•Mineral resources, and
•Other
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

Real Estate
We own directly or through ventures interests in 55 residential and mixed-use projects comprised of 7,000 acres of real estate located in 11 states and 15 markets. Our real estate segment secures entitlements and develops infrastructure on our lands, primarily for single-family residential and mixed-use communities. We own approximately 70,000 acres of non-core timberland and undeveloped land in a broad area around Atlanta, Georgia and approximately 4,000 acres in Texas. We own and manage our projects either directly or through ventures. Our real estate segment revenues are principally derived from the sales of residential single-family lots and tracts, undeveloped land and commercial real estate, and in 2015 from the operation of several income producing properties, primarily a hotel and multifamily properties.
A summary of our real estate results follows:

	Third Quarter		First Nine Months
	2016	2015	2016	2015
	(In thousands)
Revenues	$45,297	$27,957	$127,776	$100,196
Cost of sales	(29,259)	(16,368)	(120,349)	(55,860)
Operating expenses	(5,671)	(9,831)	(24,382)	(29,107)
	10,367	1,758	(16,955)	15,229
Interest income	1,191	24	1,337	1,629
Gain on sale of assets	501	425	121,732	1,585
Equity in earnings of unconsolidated ventures	3,568	2,832	3,747	11,299
Less: Net (income) loss attributable to noncontrolling interests	(610)	115	(1,330)	5
Segment earnings	$15,017	$5,154	$108,531	$29,747
Revenues in our owned and consolidated ventures consist of:

	Third Quarter		First Nine Months
	2016	2015	2016	2015
	(In thousands)
Residential real estate	$18,963	$15,488	$66,126	$57,630
Commercial real estate	7,000	60	9,655	2,914
Undeveloped land	15,667	2,157	34,184	6,922
Commercial and income producing properties	12	9,588	13,065	31,566
Other	3,655	664	4,746	1,164
	$45,297	$27,957	$127,776	$100,196
Residential real estate revenues principally consist of the sale of single-family lots to local, regional and national homebuilders. Owned and consolidated venture residential lot sales volume in first nine months 2016 was up when compared with first nine months 2015, although average price per lot sold was down eight percent due to mix of product sold. Commercial real estate revenues principally consist of the sale of tracts to commercial developers that specialize in the construction and operation of income producing properties such as apartments, retail centers, or office buildings. The commercial real estate revenues in third quarter and first nine months 2016 relate primarily to the sale of 108 acres from our San Joaquin River project in Antioch, California for $7,000,000 which provides approximately $37,400,000 in income tax losses to offset tax gains.
In third quarter 2016, we sold approximately 6,500 acres of undeveloped land for $15,667,000, or approximately $2,410 per acre, generating $12,810,000 in segment earnings, as compared with approximately 750 acres sold for $2,157,000 or approximately $2,900 per acre, generating $1,775,000 in segment earnings in third quarter 2015.
In first nine months 2016, we sold 13,898 acres of undeveloped land for $34,184,000, or approximately $2,460 per acre, generating $27,688,000 in segment earnings, as compared with 2,378 acres sold for $6,922,000 or approximately $2,911 per acre, generating $5,242,000 in segment earnings in first nine months 2015.
Commercial and income producing properties revenue includes revenues from hotel room sales and other guest services, rental revenues from our operating multifamily properties and reimbursement for costs paid to subcontractors plus development and construction fees from certain multifamily projects. First nine months 2016 and 2015 included $199,000 and $6,003,000 in construction revenues associated with one multifamily joint venture fixed fee contract as general contractor. The construction of this multifamily joint venture project was completed in first quarter 2016. Development fee revenues in first nine months

2016 and 2015 were $1,632,000 and $1,591,000. Rental revenues from our multifamily operating properties for first nine months 2016 and 2015 were $1,605,000 and $6,150,000. The decrease in rental revenues from our multifamily operating properties in first nine months 2016 when compared with first nine months 2015 was primarily due to the fourth quarter 2015 sale of Midtown Cedar Hill, a 354-unit multifamily property we developed near Dallas and second quarter 2016 sale of Eleven, a multifamily property in Austin. Revenues from hotel room sales and other guest services were $9,951,000 and $18,607,000 in first nine months 2016 and 2015. The decrease in revenues from hotel room sales and other guest services in third quarter and first nine months 2016 when compared with third quarter and first nine months 2015 was primarily due to the sale of Radisson Hotel & Suites in second quarter 2016.
The increase in other revenues in third quarter and first nine months 2016 when compared to third quarter and first nine months 2015 is primarily associated with mitigation credit revenues associated with our undeveloped land.
Units sold consist of:

	Third Quarter		First Nine Months
	2016	2015	2016	2015
Owned and consolidated ventures:
Residential lots sold	272	186	975	699
Revenue per lot sold	$69,131	$76,232	$67,301	$73,287
Commercial acres sold	108	2	116	27
Revenue per commercial acre sold	$64,923	$28,037	$83,347	$109,802
Undeveloped acres sold	6,501	744	13,898	2,378
Revenue per acre sold	$2,410	$2,900	$2,460	$2,911
Ventures accounted for using the equity method:
Residential lots sold	60	115	130	410
Revenue per lot sold	$73,773	$77,256	$78,108	$77,973
Commercial acres sold	2	—	4	29
Revenue per commercial acre sold	$750,902	$—	$527,152	$311,995
Undeveloped acres sold	—	3,872	—	4,217
Revenue per acre sold	$—	$2,053	$—	$2,129
Cost of sales in third quarter and first nine months 2016 included non-cash impairment charges of $7,627,000 and $56,453,000 associated with six non-core community development projects and two multifamily sites compared with $729,000 of non-cash impairment charges in first nine months 2015. The non-cash impairments were a result of our key initiative to review our entire portfolio of assets which resulted in business plan changes, inclusive of cash tax savings considerations, to market these properties for sale. Multifamily construction contract costs we incurred as general contractor and paid to subcontractors were $592,000 in first nine months 2016 compared with $7,209,000 in first nine months 2015. The decrease is associated with completion of our development of a multifamily venture property near Denver in first quarter 2016. Included in multifamily construction contract costs are charges of $392,000 and $1,206,000 in first nine months 2016 and 2015 reflecting estimated cost increases associated with our fixed fee contracts as general contractor.
Operating expenses consist of:

	Third Quarter		First Nine Months
	2016	2015	2016	2015
	(In thousands)
Employee compensation and benefits	$1,940	$2,166	$7,686	$6,492
Property taxes	792	2,154	5,107	6,991
Professional services	1,513	1,093	4,244	3,629
Depreciation and amortization	39	2,125	937	5,854
Other	1,387	2,293	6,408	6,141
	$5,671	$9,831	$24,382	$29,107
The increase in employee compensation and benefits expense in first nine months 2016 is principally related to $1,422,000 of severance costs incurred as a result of our key initiatives to reduce costs across our entire organization and our plan to divest non-core assets. The decrease in depreciation and amortization in first nine months 2016 is primarily due to the fourth quarter 2015 sale of the Midtown Cedar Hill multifamily project, full amortization of in-place leases associated with the Eleven multifamily project in 2015, sale of the Eleven multifamily property in second quarter 2016 and discontinuing depreciation of the Radisson Hotel & Suites and the Eleven multifamily project as a result of selling these assets. Other operating expense in first nine months 2016 includes $1,605,000 of costs related to projects that we no longer intend to pursue.
Interest income principally represents interest received on reimbursements from utility and improvement districts.
Gain on sale of assets in first nine months 2016 includes a gain of $95,336,000 related to sale of the Radisson Hotel & Suites, a gain of $9,116,000 related to sale of Eleven, a gain of $1,229,000 associated with sale of Dillon, a gain of $10,363,000 related to sale of our interest in 360°, a gain of $3,968,000 associated with the sale of Music Row, a gain of $1,219,000 associated with the reduction of a surety bond supporting the 2014 Cibolo Canyons Special Improvement District (CCSID) bond offering and $501,000 of excess hotel occupancy and sales and use tax revenues from CCSID. First nine months 2015 gain on sale of assets of $1,585,000 includes $1,160,000 associated with the reduction of a surety bond supporting the 2014 Cibolo Canyons Special Improvement District (CCSID) bond offering and $425,000 of excess hotel occupancy and sales and use tax revenues from CCSID.
The decrease in equity in earnings from our unconsolidated ventures in first nine months 2016 compared with first nine months 2015 is primarily due to lower residential lot and commercial real estate sales activity and no undeveloped land sales in our unconsolidated ventures.
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
Our net investment in owned and consolidated real estate by geographic location as of third quarter-end 2016 follows:

State	Entitled, Developed, and Under Development Projects	Undeveloped Land and Land in Entitlement Process	Total
	(In thousands)
Texas	$208,222	$2,921	$211,143
Georgia	6,284	64,590	70,874
California	1,943	25,654	27,597
North & South Carolina	24,813	294	25,107
Colorado	23,079	—	23,079
Tennessee	22,148	21	22,169
Other	6,867	238	7,105
	$293,356	$93,718	$387,074
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

A summary of our mineral resources results follows:

	Third Quarter		First Nine Months
	2016	2015	2016	2015
	(In thousands)
Revenues	$1,423	$2,502	$3,842	$7,616
Cost of mineral resources	(182)	(2,119)	(572)	(2,774)
Operating expenses	(114)	(373)	(713)	(1,847)
	1,127	10	2,557	2,995
Equity in earnings of unconsolidated ventures	55	67	111	220
Segment earnings (loss)	$1,182	$77	$2,668	$3,215

Revenues consist of:

	Third Quarter		First Nine Months
	2016	2015	2016	2015
	(In thousands)
Oil royalties (a)	$883	$1,391	$2,174	$4,686
Gas royalties	330	491	929	1,719
Other (principally lease bonus and delay rentals)	210	620	739	1,211
	$1,423	$2,502	$3,842	$7,616
 _________________________

(a)	Oil royalties include revenues from oil, condensate and natural gas liquids (NGLs).
In third quarter and first nine months 2016, royalty revenues declined principally due to lower oil and gas production volumes and prices.
Other revenues in first nine months 2016 include $348,000 in lease bonuses received from leasing 1,673 net mineral acres owned in Texas and Louisiana compared with $996,000 lease bonus revenues received from leasing 3,300 net mineral acres in Texas and Louisiana in first nine months 2015.
Cost of mineral resources principally represents our share of oil and gas production severance taxes, which are calculated based on a percentage of oil and gas produced. Cost of mineral resources in third quarter and first nine months 2015 included non-cash impairment charges of $1,802,000 associated with proved oil and gas properties on owned mineral acres.
Operating expenses principally consist of employee compensation and benefits, professional services, property taxes and rent expense. The decrease in operating expenses in first nine months 2016 compared with first nine months 2015 is primarily due to our key initiative to reduce costs across our entire organization.

Oil and gas produced and average unit prices related to our royalty interests follows:

	Third Quarter		First Nine Months
	2016	2015	2016	2015
Consolidated entities:
Oil production (barrels)	19,400	24,500	54,800	84,200
Average oil price per barrel	$44.64	$53.05	$38.08	$52.20
NGL production (barrels)	1,000	5,600	7,600	17,000
Average NGL price per barrel	$16.78	$15.80	$11.40	$16.99
Total oil production (barrels), including NGLs	20,400	30,100	62,400	101,200
Average total oil price per barrel, including NGLs	$43.23	$46.16	$34.82	$46.29
Gas production (millions of cubic feet)	170.0	195.7	488.8	597.5
Average price per thousand cubic feet	$1.94	$2.51	$1.90	$2.88
Our share of ventures accounted for using the equity method:
Gas production (millions of cubic feet)	35.5	46.8	108.7	129.1
Average price per thousand cubic feet	$1.97	$2.19	$1.78	$2.61
Total consolidated and our share of equity method ventures:
Oil production (barrels)	19,400	24,500	54,800	84,200
Average oil price per barrel	$44.64	$53.05	$38.08	$52.20
NGL production (barrels)	1,000	5,600	7,600	17,000
Average NGL price per barrel	$16.78	$15.80	$11.40	$16.99
Total oil production (barrels), including NGLs	20,400	30,100	62,400	101,200
Average total oil price per barrel, including NGLs	$43.23	$46.16	$34.82	$46.29
Gas production (millions of cubic feet)	205.5	242.5	597.5	726.6
Average price per thousand cubic feet	$1.95	$2.45	$1.88	$2.83
Total BOE (barrel of oil equivalent) (a)	54,700	70,500	162,000	222,300
Average price per barrel of oil equivalent	$23.47	$28.13	$20.34	$30.33
 _________________________

(a)	Gas is converted to barrels of oil equivalent (BOE) using a conversion of six Mcf to one barrel of oil.

Other
Our other segment manages our timber holdings, recreational leases and water resource initiatives. At third quarter-end 2016, we had approximately 75,000 real estate acres with timber we own directly or through ventures, primarily in Georgia and Texas. Historically, our other segment revenues are principally derived from the sales of wood fiber from our land and leases for recreational uses. At third quarter-end 2016, we had water interests in approximately 1.5 million acres, including a 45 percent nonparticipating royalty interest in groundwater produced or withdrawn for commercial purposes or sold from 1.4 million acres in Texas, Louisiana, Georgia and Alabama, and approximately 20,000 acres of groundwater leases in central Texas.

A summary of our other results follows:

	Third Quarter		First Nine Months
	2016	2015	2016	2015
	(In thousands)
Revenues	$487	$1,726	$1,199	$5,372
Cost of sales	(363)	(819)	(867)	(2,599)
Operating expenses	(334)	(994)	(1,320)	(3,303)
	(210)	(87)	(988)	(530)
Equity in earnings of unconsolidated ventures	14	10	14	19
Segment earnings (loss)	$(196)	$(77)	$(974)	$(511)
Revenues consist of:

	Third Quarter		First Nine Months
	2016	2015	2016	2015
	(In thousands)
Fiber	$318	$1,403	$509	$4,039
Water	—	100	24	400
Recreational leases and other	169	223	666	933
	$487	$1,726	$1,199	$5,372

In third quarter and first nine months 2016, fiber revenues have decreased due to deferral of timber harvest activity in support of our key initiative to divest our non-core timberland and undeveloped land.
Water revenues for first nine months 2016 are related to groundwater royalties from our 45 percent nonparticipating royalty interests in groundwater produced or withdrawn for commercial purposes. Water revenues for first nine months 2015 are associated with a groundwater reservation agreement with Hays County, Texas, which commenced in 2013 and was terminated in second quarter 2015.
Cost of sales principally includes non-cash cost of timber cut and sold and delay rental payments paid to others related to groundwater leases in central Texas. In third quarter and first nine months 2016, cost of sales have decreased due to deferral of timber harvest activity.

The decrease in operating expenses in third quarter and first nine months 2016 when compared with third quarter and first nine months 2015 is primarily due to our key initiative to reduce costs across entire organization and corresponding reduction in our workforce. Employee compensation and benefits includes $164,000 in severance costs incurred in first nine months 2016. Operating expenses associated with our water resources initiatives for first nine months 2016 and 2015 were $703,000 and $1,792,000.
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

General and administrative expense
General and administrative expenses consist of:

	Third Quarter		First Nine Months
	2016	2015	2016	2015
	(In thousands)
Employee compensation and benefits	$2,128	$5,385	$6,859	$9,582
Professional and consulting services	1,336	1,346	3,401	4,595
Facility costs	157	216	592	670
Depreciation and amortization	95	133	314	464
Insurance costs	179	178	546	493
Other	610	1,085	2,280	3,736
	$4,505	$8,343	$13,992	$19,540

The decrease in general and administrative expense in third quarter and first nine months 2016 when compared with third quarter and first nine months 2015 is primarily due to our key initiative to reduce costs across our entire organization. Employee compensation and benefits includes $486,000 and $3,314,000 in severance costs incurred in first nine months 2016 and first nine months 2015.
Share-based and long-term incentive compensation expense

Our share-based compensation expense fluctuates principally due to a portion of our awards being cash-settled and as a result they are affected by changes in the market price of our common stock. The decrease in share-based compensation expense in first nine months 2016 when compared with first nine months 2015 is primarily due to decrease in new grants awarded to employees, decrease in annual restricted stock grants to our Board of Directors and decrease in the value of cash-settled awards paid in first nine months 2016 due to a decrease in the market price of our common stock by over 20 percent from year-end 2015 to the settlement date. These decreases were somewhat offset by an increase of about 7 percent in our stock price since year-end 2015 and its impact on cash-settled awards.
Interest expense

The decrease in interest expense in third quarter and first nine months 2016 when compared with third quarter and first nine months 2015 is due to reducing our debt outstanding by $321,179,000 since third quarter-end 2015. First nine months 2016 debt retirement of portions of our 8.50% Senior Secured Notes due 2022 and 3.75% Convertible Senior Notes due 2020 resulted in a net loss on debt extinguishment of $35,864,000, which includes write-off of unamortized debt issuance costs of $5,489,000 and $1,301,000 in other costs related to tender offer advisory services.
Income Taxes
Our effective tax rate from continuing operations was a tax benefit of 124 percent in third quarter 2016, and a tax expense of 18 percent for first nine months 2016. The year to date tax expense of 18 percent differs from the statutory rate of 35 percent primarily due to a benefit for decrease in our valuation allowance related to decrease in our deferred tax assets. Our effective tax rate from continuing operations was 315 percent in third quarter 2015 and 225 percent in first nine months 2015, which was attributable almost entirely to a valuation allowance recorded against our net deferred tax assets. In addition, 2016 and 2015 effective tax rates from continuing operations include the effect of state income taxes, nondeductible items and benefits of percentage depletion.
We assessed available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit recognition of the existing deferred tax assets under U.S. GAAP. A significant piece of objective evidence evaluated was the cumulative loss incurred over the three-year period ended September 30, 2016, principally driven by impairments of oil and gas properties in 2015. Such evidence limits our ability to consider other subjective evidence, such as our projected future taxable income.
On the basis of this evaluation, at third quarter-end 2016 and year-end 2015, we have a valuation allowance for our deferred tax assets of $88,773,000 and $97,068,000 for the portion of the deferred tax assets that we have determined is more likely than not to be unrealizable under U.S. GAAP.
The amount of the deferred tax asset considered realizable could be adjusted if negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence, such as our projected future taxable income.

Capital Resources and Liquidity
Sources and Uses of Cash
The consolidated statements of cash flows for first nine months 2016 and 2015 reflects cash flows from both continuing and discontinued operations. We operate in cyclical industries and our cash flows fluctuate accordingly. Our principal sources of cash are proceeds from the sale of real estate, the cash flows from our mineral resources and income producing properties, borrowings and reimbursements from utility and improvement districts. Our principal cash requirements are for the acquisition and development of real estate, either directly or indirectly through ventures, taxes, interest and compensation. Operating cash flows are affected by the timing of the payment of real estate development expenditures and the collection of proceeds from the eventual sale of the real estate, the timing of which can vary substantially depending on many factors including the size of the project, state and local permitting requirements and availability of utilities, and by the timing of oil and gas leasing and production activities. Working capital varies based on a variety of factors, including the timing of sales of real estate and timber, oil and gas leasing and production activities, collection of receivables, reimbursement from utility and improvement districts and the payment of payables and expenses.
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
In first nine months 2016, net cash provided by operating activities was $29,807,000. The increase in cash provided by operating activities year over year is primarily due to lower real estate development and acquisition expenditures of $56,552,000 and higher undeveloped land sales activity and lot sales from owned and consolidated ventures. In first nine months 2015, net cash used for operating activities was $15,040,000 principally due to lower residential lot and undeveloped land sales activity and $81,055,000 in real estate development and acquisition expenditures exceeding $33,575,000 of real estate cost of sales.

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
In first nine months 2016, net cash provided by investing activities was $311,203,000 principally a result of net sales proceeds of $319,351,000 from the execution of our key initiative to opportunistically divest non-core assets, which principally includes $128,764,000 from sale of Radisson Hotel & Suites, $76,815,000 from sale of certain oil and gas properties, $59,719,000 from sale of Eleven, $25,433,000 from sale of Dillon, $13,917,000 from sale of our interest in 3600 and $14,703,000 from sale of Music Row. In first nine months 2015, net cash used for investing activities was $60,479,000 principally due to investment of $47,043,000 in oil and gas properties and equipment associated with previously committed exploration and production operations.
Cash Flows from Financing Activities
In first nine months 2016, net cash used for financing activities was $315,322,000 principally due to retirement of $225,245,000 of our 8.5% senior secured notes, $5,000,000 of our 3.75% convertible senior notes, $6,750,000 of payments related to amortizing notes associated with our tangible equity units and our payment in full of $39,336,000 loans secured by Radisson Hotel & Suites and Eleven multifamily property, which we sold in second quarter 2016. In first nine months 2015, net cash used for financing activities was $1,968,000 principally due to payroll taxes on share-settled equity awards and distributions to noncontrolling interests.

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
In first nine months 2016, real estate development and acquisition expenditures were $56,552,000, including one community development site acquisition.
Liquidity
Effective September 2, 2016, we reduced the revolving commitment provided by our senior secured credit facility, which matures on May 15, 2017 (with two one year extension options), from $300,000,000 to $125,000,000, none of which was drawn as of third quarter-end 2016. As a result of this reduction, we expensed $831,000 in unamortized debt issuance costs in third quarter 2016. The revolving line of credit may be prepaid at any time without penalty. The revolving line of credit includes a $100,000,000 sublimit for letters of credit, of which $13,679,000 was outstanding at third quarter-end 2016. Total borrowings under our senior secured credit facility (including the face amount of letters of credit) may not exceed a borrowing base formula.
At third quarter-end 2016, net unused borrowing capacity under our senior secured credit facility is calculated as follows:

Senior Credit Facility
(In thousands)
Borrowing base availability	$125,000
Less: borrowings	—
Less: letters of credit	(13,679)
$111,321
Our net unused borrowing capacity during third quarter 2016 ranged from a high of $204,042,000 to a low of $111,321,000. Certain non-core assets support the borrowing base under our senior secured credit facility so we expect our borrowing capacity to be reduced as non-core assets are sold over time. This facility is used primarily to fund our operating cash needs, which fluctuate due to timing of residential and commercial real estate sales, undeveloped land sales, oil and gas leasing, exploration and production activities and mineral lease bonus payments received, timber sales, reimbursements from utility and improvement districts, payment of payables and expenses and capital expenditures.
Our debt agreements contain financial covenants customary for such agreements including minimum levels of interest coverage and limitations on leverage. At third quarter-end 2016, we were in compliance with the financial covenants of these agreements.
The following table details our compliance with the financial covenants calculated as provided in the senior credit facility:

Financial Covenant	Requirement	Third Quarter-End 2016
Interest Coverage Ratio (a)	≥2.50:1.0	8.17:1.0
Total Leverage Ratio (b)	≤50%	23.0%
Tangible Net Worth (c)	≥$393.5 million	$495.4 million
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

(c)
Calculated as the amount by which consolidated total assets (excluding Credo acquisition goodwill over $50,000,000) exceed consolidated total liabilities. At third quarter-end 2016, the requirement is $393,503,000 computed as:

$379,044,000 plus 85 percent of the aggregate net proceeds received by us from any equity offering, plus 75 percent of all positive net income, on a cumulative basis since third quarter-end 2015. This covenant is applied at the end of each quarter.
To make additional discretionary investments, acquisitions, or distributions, we must maintain available liquidity equal to 10 percent of the aggregate commitments in place. At third quarter-end 2016, the minimum liquidity requirement was $12,500,000, compared with $226,862,000 in actual available liquidity based on the unused borrowing capacity under our senior secured credit facility plus unrestricted cash and cash equivalents. The failure to maintain such minimum liquidity does not constitute a default or event of default of our senior secured credit facility.
Discretionary investments in community development may be restricted in the event that the revenue/capital expenditure ratio is less than or equal to 1.0x. At third quarter-end 2016, the revenue/capital expenditure ratio was 2.5x. Revenue is defined as total gross revenues (excluding revenues attributed to Credo and multifamily properties), plus our pro rata share of the operating revenues from unconsolidated ventures. Capital expenditures are defined as consolidated development and acquisition expenditures (excluding investments related to Credo and multifamily properties), plus our pro rata share of unconsolidated ventures’ development and acquisition expenditures.
We may elect to make distributions to stockholders so long as the total leverage ratio is less than 40 percent, the interest coverage ratio is greater than 3.0:1.0 and available liquidity is not less than $125,000,000, all of which were satisfied at third quarter-end 2016. Regardless of whether the foregoing conditions are satisfied, we may make distributions in an aggregate amount not to exceed $50,000,000 to be funded from up to 65% of the net proceeds from sales of multifamily properties and non-core assets, such as the Radisson Hotel & Suites in Austin, and any oil and gas properties.
In second quarter 2016, we completed a cash tender offer for our 8.50% Senior Secured Notes due 2022 (Notes), pursuant to which we purchased $215,495,000 principal amount (representing approximately 97.6% outstanding) of the Notes. Total consideration paid was $245,604,000, which included $29,091,000 in premium at 113.5% and $1,018,000 in accrued and unpaid interest. In addition, we received consent from holders of the Notes to eliminate or modify certain covenants, events of default and other provisions contained in the indenture governing the the Notes, and to release the subsidiary guarantees and collateral securing the Notes. We also purchased $1,150,000 principal amount of Notes at 99.95% of face value in open market transactions. The second quarter 2016 tender offer and open market purchases resulted in a $35,583,000 loss on extinguishment of debt, which includes the premium paid to repurchase the Notes, write-off of unamortized debt issuance costs of $5,191,000 and $1,301,000 in other costs related to tender offer advisory services. In first quarter 2016, we purchased $8,600,000 principal amount of the Notes at 99% of face value in the open market transactions, resulting in a $127,000 gain on the early extinguishment of the Notes offset by the write-off of unamortized debt issuance costs of $225,000.
In second quarter 2016, we purchased $5,000,000 of 3.75% Convertible Senior Notes due 2020 at 93.25% of face value in open market transactions for $4,662,500 and we allocated $4,452,000 to extinguish the debt and $211,000 to reacquire the equity component within the convertible notes based on the fair value of the debt component. We recognized a $110,000 loss on extinguishment of debt based on the difference between the fair value of the debt component prior to conversion and the carrying value of the debt component. Total loss on extinguishment of debt, including write-off of debt issuance costs allocated to the repurchased notes was $183,000.
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
Contractual Obligations and Off-Balance Sheet Arrangements
In 2014, FMF Littleton LLC, an equity method venture in which we own a 25 percent interest, obtained a senior secured construction loan in the amount of $46,384,000 to develop a 385-unit multifamily project located in Littleton, Colorado. The outstanding balance was $42,083,000 at third quarter-end 2016. We provided the lender with a guaranty of completion of the improvements; a guaranty for repayment of 25 percent of the principal balance and unpaid accrued interest; and a standard nonrecourse carve-out guaranty. The principal guaranty will reduce from 25 percent of principal to ten percent upon achievement of certain conditions.
In 2014, CREA FMF Nashville LLC, an equity method venture with Massachusetts Mutual Life Insurance Co. (MassMutual) in which we own a 30 percent interest, obtained a senior secured construction loan in the amount of $51,950,000 to develop a 320-unit multifamily project located in Nashville, Tennessee. The outstanding balance at third quarter-end 2016 was $37,192,000. We provided the lender with a guaranty of completion of the improvements; a guaranty for repayment of 25 percent of the principal balance and unpaid accrued interest; and a standard nonrecourse carve-out guaranty. The principal guaranty will reduce from 25 percent of principal to zero percent upon achievement of certain conditions.

Cibolo Canyons—San Antonio, Texas
Cibolo Canyons consists of the JW Marriott ® San Antonio Hill Country Resort & Spa development owned by third parties and a mixed-use development we own. Our net investment in Cibolo Canyons is $54,645,000 at third quarter-end 2016, all of which is related to the mixed-use development.
Mixed-Use Development
The mixed-use development we own consists of 2,100 acres planned to include approximately 1,830 residential lots and 150 commercial acres designated for multifamily and retail uses, of which 1,104 lots and 97 commercial acres have been sold through third quarter-end 2016.
In 2007, we entered into an agreement with the Cibolo Canyons Special Improvement District ("CCSID") providing for reimbursement of certain infrastructure costs related to the mixed-use development. Reimbursements are subject to review and approval by CCSID and unreimbursed amounts accrue interest at 9.75 percent per annum. CCSID’s funding for reimbursements is principally derived from its ad valorem tax collections and bond proceeds collateralized by ad valorem taxes, less debt service on these bonds and annual administrative and public service expenses.
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
Through third quarter-end 2016, we have submitted and were approved for reimbursement of approximately $54,376,000 of infrastructure costs, of which we have received reimbursements totaling $36,109,000, of which $1,406,000 was received in third quarter 2016. At third quarter-end 2016, we have $18,267,000 in pending reimbursements, excluding interest.
Resort Hotel, Spa and Golf Development
In 2007, we entered into agreements to facilitate third party construction and ownership of the JW Marriott ® San Antonio Hill Country Resort & Spa (the Resort), which includes a 1,002 room destination resort and two PGA Tour ® Tournament Players Club ® (TPC) golf courses.
In exchange for our commitment to the Resort, the third party owners assigned to us certain rights under an agreement between the third party owners and CCSID. This agreement includes the right to receive from CCSID 9 percent of hotel occupancy revenues and 1.5 percent of other resort sales revenues collected as taxes by CCSID through 2034. The amount we receive will be net of annual ad valorem tax reimbursements by CCSID to the third party owners of the resort through 2020. In addition, these payments will be net of debt service on bonds issued by CCSID collateralized by hotel occupancy tax (HOT) and other resort sales tax through 2034.
The amounts we collect under this agreement are dependent on several factors including the amount of revenues generated by and ad valorem taxes imposed on the Resort and the amount of debt service incurred by CCSID.
In 2014, we received $50,550,000 from CCSID principally related to its issuance of $48,900,000 HOT and Sales and Use Tax Revenue Bonds, resulting in recovery of our full Resort investment. These bonds are obligations solely of CCSID and are payable from HOT and sales and use taxes levied on the Resort by CCSID. To facilitate the issuance of the bonds, we provided a $6,846,000 letter of credit to the bond trustee as security for certain debt service fund obligations in the event CCSID tax collections are not sufficient to support payment of the bonds in accordance with their terms. The letter of credit must be maintained until the earlier of redemption of the bonds or scheduled bond maturity in 2034. We also entered into an agreement with the owner of the Resort to assign its senior rights to us in exchange for consideration provided by us, including a surety bond to be drawn if CCSID tax collections are not sufficient to support ad valorem tax rebates payable. The surety bond has a balance of $6,631,000 at third quarter-end 2016. The surety bond decreases as CCSID makes annual ad valorem tax rebate payments, which obligation is scheduled to be retired in full by 2020. All future receipts are expected to be recognized as gains in the period collected. We received $501,000 in third quarter 2016.
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

New and Pending Accounting Pronouncements
Please read Note 2—New and Pending Accounting Pronouncements to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Statistical and Other Data
A summary of our real estate projects in the entitlement process (a) at third quarter-end 2016 follows:

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

(b)	Project acres, which are the total for the project regardless of our ownership interest, are approximate. The actual number of acres entitled may vary.

A summary of our non-core timberland and undeveloped land at third quarter-end 2016 follows:

Acres
Timberland
Alabama	1,900
Georgia	44,300
Texas	4,400
Higher and Better Use Timberland
Georgia	18,900
Entitled Undeveloped Land
Georgia	5,100
Total	74,600

A summary of activity within our active projects in the development process, which includes entitled, developed and under development real estate projects, at third quarter-end 2016 follows:

			Residential Lots/Units		Commercial Acres
Project	County	Interest Owned (a)	Lots/Units Sold Since Inception	Lots/Units Remaining	Acres Sold Since Inception	Acres Remaining

Texas
Austin
Arrowhead Ranch	Hays	100%	2	382	—	19
The Colony	Bastrop	100%	475	1,448	22	5
Double Horn Creek	Burnet	100%	167	—	—	—
Hunter's Crossing	Bastrop	100%	510	—	54	51
La Conterra	Williamson	100%	202	—	3	—
Westside at Buttercup Creek	Williamson	100%	1,497	—	66	—
			2,853	1,830	145	75
Corpus Christi
Caracol	Calhoun	75%	16	58	—	14
Padre Island (b)	Nueces	50%	—	—	—	15
Tortuga Dunes	Nueces	75%	—	134	—	4
			16	192	—	33
Dallas-Ft. Worth
Bar C Ranch	Tarrant	100%	448	673	—	—
Keller	Tarrant	100%	—	—	1	—
Lakes of Prosper	Collin	100%	165	122	4	—
Lantana	Denton	100%	3,617	484	44	—
Maxwell Creek	Collin	100%	982	19	10	—
Parkside	Collin	100%	60	140	—	—
The Preserve at Pecan Creek	Denton	100%	619	163	—	7
River's Edge	Denton	100%	—	202	—	—
Stoney Creek	Dallas	100%	292	404	—	—
Summer Creek Ranch	Tarrant	100%	983	246	35	44
Timber Creek	Collin	88%	61	540	—	—
Village Park	Collin	100%	567	—	3	2
			7,794	2,993	97	53
Houston
Barrington Kingwood	Harris	100%	176	4	—	—
City Park	Harris	75%	1,468	—	58	104
Harper's Preserve (b)	Montgomery	50%	522	1,160	30	49
Imperial Forest	Harris	100%	74	354	—	—
Long Meadow Farms (b)	Fort Bend	38%	1,611	186	194	99
Southern Trails (b)	Brazoria	80%	942	53	1	—
Spring Lakes	Harris	100%	348	—	25	4
Summer Lakes	Fort Bend	100%	744	323	56	—
Summer Park	Fort Bend	100%	119	80	34	62
Willow Creek Farms II	Waller / Fort Bend	90%	154	111	—	—
			6,158	2,271	398	318

			Residential Lots/Units		Commercial Acres
Project	County	Interest Owned (a)	Lots/Units Sold Since Inception	Lots/Units Remaining	Acres Sold Since Inception	Acres Remaining
San Antonio
Cibolo Canyons	Bexar	100%	1,104	721	97	58
Oak Creek Estates	Comal	100%	313	240	13	—
Olympia Hills	Bexar	100%	743	11	10	—
Stonewall Estates (b)	Bexar	50%	377	9	—	—
			2,537	981	120	58
Total Texas			19,358	8,267	760	537
Colorado
Denver
Buffalo Highlands	Weld	100%	—	164	—	—
Cielo	Douglas	100%	—	343	—	—
Johnstown Farms	Weld	100%	281	335	2	—
Pinery West	Douglas	100%	86	—	20	106
Stonebraker	Weld	100%	—	603	—	—
			367	1,445	22	106
Georgia
Atlanta
Harris Place	Paulding	100%	22	5	—	—
Montebello (b)	Forsyth	90%	—	224	—	—
Seven Hills	Paulding	100%	889	189	26	113
West Oaks	Cobb	100%	6	50	—	—
			917	468	26	113
North & South Carolina
Charlotte
Ansley Park	Lancaster	100%	—	307	—	—
Habersham	York	100%	76	111	—	6
Walden	Mecklenburg	100%	—	384	—	—
			76	802	—	6
Raleigh
Beaver Creek (b)	Wake	90%	24	169	—	—
			24	169	—	—
			100	971	—	6
Tennessee
Nashville
Beckwith Crossing	Wilson	100%	24	75	—	—
Morgan Farms	Williamson	100%	125	48	—	—
Scales Farmstead	Williamson	100%	—	197	—	—
Weatherford Estates	Williamson	100%	8	9	—	—
			157	329	—	—
Wisconsin
Madison
Juniper Ridge/Hawks Woods (b) (d)	Dane	90%	8	206	—	—
Meadow Crossing II (b) (c)	Dane	90%	3	169	—	—
			11	375	—	—

			Residential Lots/Units		Commercial Acres
Project	County	Interest Owned (a)	Lots/Units Sold Since Inception	Lots/Units Remaining	Acres Sold Since Inception	Acres Remaining
Arizona, California, Missouri, Utah
Tucson
Boulder Pass (b) (c)	Pima	50%	3	85	—	—
Dove Mountain	Pima	100%	—	98	—	—
Oakland
San Joaquin River	Contra Costa/Sacramento	100%	—	—	108	180
Kansas City
Somerbrook	Clay	100%	173	222	—	—
Salt Lake City
Suncrest (b) (c)	Salt Lake	90%	—	171	—	—
			176	576	108	180
Total			21,086	12,431	916	942
 _________________________

(a)	Interest owned reflects our total interest in the project, whether owned directly or indirectly, which may be different than our economic interest in the project.

(b)	Projects in ventures that we account for using equity method.

(c)	Venture project that develops and sells homes.

(d)	Venture project that develops and sells lots and homes.
A summary of our non-core multifamily properties, excluding two multifamily sites classified as held for sale, at third quarter-end 2016 follows:

Project	Market	Interest Owned (a)	Type	Acres	Description
Elan 99	Houston	90%	Multifamily	17	360-unit luxury apartment
Acklen	Nashville	30%	Multifamily	4	320-unit luxury apartment
HiLine	Denver	25%	Multifamily	18	385-unit luxury apartment
 _________________________

(a)	Interest owned reflects our total interest in the project, whether owned directly or indirectly, which may be different than our economic interest in the project.

Oil and Gas Owned Mineral Interests
A summary of our oil and gas owned mineral interests (a) at third quarter-end 2016 follows:

State	Unleased	Leased (b)	Held By Production (c)	Total (d)
		(Net acres)
Texas	209,000	10,000	33,000	252,000
Louisiana	130,000	4,000	10,000	144,000
Georgia	152,000	—	—	152,000
Alabama	40,000	—	—	40,000
California	1,000	—	—	1,000
Indiana	1,000	—	—	1,000
	533,000	14,000	43,000	590,000
 _________________________

(a)	Includes ventures.

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

A summary of our Texas and Louisiana owned mineral acres (a) by county or parish at third quarter-end 2016 follows:

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

(b)
A significant portion of our Louisiana net acres was severed from the surface estate shortly before our 2007 spin-off. Under Louisiana law, a mineral servitude that is not producing minerals or which has not been the subject of good-faith drilling operations will cease to burden the property upon the tenth anniversary of the date of its creation. The total number of net acres subject to prescription can fluctuate based on oil and gas development and production activities. Some or all of approximately 70,000 of our Louisiana net acres may revert to the surface owner unless drilling operations or production commences prior to October 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
Our interest rate risk is principally related to our variable-rate debt. Interest rate changes impact earnings due to the resulting increase or decrease in our variable-rate debt, which was $1,306,000 at third quarter-end 2016.
The following table illustrates the estimated effect on our pre-tax income of immediate, parallel, and sustained shifts in interest rates for the next 12 months on our variable-rate debt at third quarter-end 2016. This estimate assumes that debt reductions from contractual payments will be replaced with short-term, variable-rate debt; however, that may not be the financing alternative we choose.

Third Quarter-End
Change in Interest Rates	2016
(In thousands)
2%	$(16)
1%	$(3)
(1)%	$—
(2)%	$—
Foreign Currency Risk
We have no exposure to foreign currency fluctuations.
Commodity Price Risk
We have no significant exposure to commodity price fluctuations as it relates to our royalty revenues, lease bonus and cash flows from owned mineral resource activities. However, significant decrease in commodity pricing may have an impact on future leasing activities of our owned mineral interests and therefore the carrying value of our owned mineral resources may not be recoverable.
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

Period	Total Number of Shares Purchased (b)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
Month 1 (7/1/2016 — 7/31/2016)	—	$—	—	3,222,692
Month 2 (8/1/2016 — 8/31/2016)	1,167	$12.08	—	3,222,692
Month 3 (9/1/2016 — 9/30/2016)	168	$11.71	—	3,222,692
	1,335	$12.03	—
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

101.1
The following materials from Forestar’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income (Loss) and Comprehensive Income (Loss), (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORESTAR GROUP INC.

Date: November 9, 2016	By:	/s/ Charles D. Jehl
Charles D. Jehl
Chief Financial Officer

	By:	/s/ Sabita C. Reddy
Sabita C. Reddy
Principal Accounting Officer