Form 10-K
period 2016-12-31
Forestar Group Inc.
filed 2017-03-03
CIK 1406587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From                 to
Commission File Number: 001-33662
Forestar Group Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-1336998
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
6300 Bee Cave Road
Building Two, Suite 500
Austin, Texas 78746-5149
(Address of Principal Executive Offices, including Zip Code)
Registrant’s telephone number, including area code: (512) 433-5200
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, par value $1.00 per share	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing sales price of the Common Stock on the New York Stock Exchange on June 30, 2016, was approximately $210 million. For purposes of this computation, all officers, directors, and ten percent beneficial owners of the registrant (as indicated in Item 12) are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or ten percent beneficial owners are, in fact, affiliates of the registrant.
As of February 27, 2017, there were 41,694,432 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Selected portions of the Company’s definitive proxy statement for the 2017 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.	Business
Overview
Forestar Group Inc. is a residential and mixed-use real estate development company. In our core community development business we own directly or through ventures interests in 50 residential and mixed-use projects comprised of 4,600 acres of real estate located in 10 states and 14 markets. In addition, we own interests in various other assets that have been identified as non-core that the company is divesting opportunistically over time. At year-end 2016, our remaining non-core assets principally include approximately 523,000 net acres of owned mineral assets principally located in Texas, Louisiana, Georgia and Alabama, 19,000 acres of timberland and undeveloped land (including mitigation banking), four multifamily assets and approximately 20,000 acres of groundwater leases in central Texas. On February 17, 2017, we sold our owned mineral assets for $85.6 million. In 2016, we had revenues of $197.3 million and net income of $58.6 million. Unless the context otherwise requires, references to “we,” “us,” “our” and “Forestar” mean Forestar Group Inc. and its consolidated subsidiaries. Unless otherwise indicated, information is presented as of December 31, 2016, and references to acreage owned include approximate acres owned by us and ventures regardless of our ownership interest in a venture.
Key Initiatives

•	Reducing costs across our entire organization;

•	Reviewing entire portfolio of assets (complete non-core asset sales); and

•	Reviewing capital structure (allocate capital to maximize shareholder value).
2016 Transformation Highlights (including ventures):
Core Community Development:

•	Sold 1,940 residential lots for approximately $68,200 per lot
Approximately 2,100 lots under option contracts with builders at year-end 2016

•	Sold 298 commercial acres for approximately $44,600 per acre (principally non-core projects)

•	Sold 1,792 residential tract acres for approximately $8,700 per acre (principally non-core projects)
Cost Reductions:

•	Reduced SG&A, including discontinued operations, by over 28% compared with full year 2015
Divest Non-core Assets:

•	Executed non-core asset sales generating $481.9 million in pre-tax net proceeds:

Assets	Pre-Tax Net Proceeds
(In millions)
Timberland and Undeveloped Land (bulk and retail, ~73,000 acres)	$138.0
Radisson Hotel & Suites	128.8
Multifamily properties (five properties)	118.7
Oil and Gas Working Interests	77.1
Non-core Community Development Projects (five projects)	19.3
$481.9

•	Reduced outstanding debt by $277.8 million in 2016 and $323.3 million since third quarter-end 2015
Business Segments
We manage our operations through three business segments:

•	Real estate,

•	Mineral resources, and

•	Other.

Our real estate segment provided approximately 96% percent of our 2016 consolidated revenues. We are focused on maximizing real estate value through the entitlement and development of strategically located residential and mixed-use communities. We secure entitlements by delivering thoughtful plans and balanced solutions that meet the needs of communities where we operate. Residential development activities target lot sales to local, regional and national home builders who build quality products and have strong and effective marketing and sales programs. The lots we develop in the majority of our communities are for mid-priced homes, predominantly in the first and second move up categories. We invest in projects principally in regions across the southern half of the United States that possess key demographic and growth characteristics that we believe make them attractive for long-term real estate investment. A majority of our active real estate projects are developed on land we or our ventures acquired in the open market. In 2016, we announced that multifamily is a non-core business and are opportunistically divesting our multifamily portfolio and will no longer allocate capital to new communities in this business. At year-end 2016, a multifamily site in Austin was classified as assets held for sale.
Our mineral resources segment provided three percent of our 2016 consolidated revenues. We promote the exploration, development and production of oil and gas on our owned mineral interests. These interests include 523,000 owned net mineral acres which we determined were non-core in 2016 and we are opportunistically divesting these assets over time. At year-end 2016, we classified our non-core mineral assets as held for sale. On February 17, 2017, we sold these assets for $85.6 million.
Our other segment, all of which is non-core, provided one percent of our 2016 consolidated revenues. We sell wood fiber from our land, primarily in Georgia, and lease land for recreational uses. We have 19,000 acres of non-core timberland and undeveloped land that was classified as assets held for sale at year-end 2016. In addition, we have non-core water interests in 1.5 million acres, including a 45 percent nonparticipating royalty interest in groundwater produced or withdrawn for commercial purposes or sold from 1.4 million acres in Texas, Louisiana, Georgia and Alabama, and 20,000 acres of groundwater leases in central Texas that were classified as assets held for sale at year-end 2016.
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
We have two real estate projects representing approximately 730 acres currently in the entitlement process in California, which includes obtaining zoning and access to water, sewer and roads. In fourth quarter 2016, we classified 3,700 acres in Texas previously in the entitlement process as timberland and undeveloped land as it was determined it was unlikely this project would be entitled and developed in the future, and at year-end 2016 it was classified as assets held for sale. Additional entitlements, such as flexible land use provisions, annexation, and the creation of local financing districts generate additional value for our business and may provide us the right to reimbursement of major infrastructure costs. We use return criteria, which include return on cost, internal rate of return, cash multiples, and margin on sales when determining whether to invest initially or make additional investment in a project. When investment in development meets our return criteria, we will initiate the development process with subsequent sale of lots to home builders or for commercial tracts, internal development, sale to or venture with third parties.
We have 50 entitled, developed or under development projects in 10 states and 14 markets encompassing 4,600 acres planned for residential and commercial uses. We may sell land at any point when additional time required for entitlement or investment in development will not meet our return criteria. In 2016, we sold nearly 73,000 acres of timberland and undeveloped land at an average price of $1,925 per acre, of which 58,000 acres were bulk timberland and undeveloped land sales and 15,000 acres were retail land sales.
A summary of our real estate projects in the entitlement process (a) at year-end 2016 follows:

Project	County	Market	Project Acres (b)
California
Hidden Creek Estates	Los Angeles	Los Angeles	700
Terrace at Hidden Hills	Los Angeles	Los Angeles	30
Total			730
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

(b)	Project acres, which are the total for the project regardless of our ownership interest, are approximate. The actual number of acres entitled may vary.

A summary of our non-core timberland and undeveloped land classified as assets held for sale at year-end 2016 follows:

Acres
Timberland
Georgia	11,100
Texas (a)	7,900
Total	19,000
 _____________________

(a)	Includes 3,700 acres in Houston that was previously in the entitlement process.
Products
The majority of our projects are single-family residential and mixed-use communities. In some cases, commercial land uses within a project enhance the desirability of the community by providing convenient locations for resident support services.
We develop lots for single-family homes on sites we may purchase. We sell residential lots primarily to local, regional and national home builders. We have 4,600 acres, principally in the major markets of Texas, comprised of land planned for approximately 10,200 residential lots and units. We generally focus our lot sales on the first and second move-up primary housing categories. First and second move-up segments are homes priced above entry-level products yet below the high-end and custom home segments.
Commercial tracts are developed internally or ventured with commercial developers that specialize in the construction and operation of income producing properties, such as apartments, retail centers, or office buildings. We also sell land designated for commercial use to regional and local commercial developers. We have about 770 acres of entitled land designated for commercial use.
Cibolo Canyons is a significant mixed-use project in the San Antonio market area. Cibolo Canyons includes 2,100 acres planned to include 1,791 residential lots, of which 1,142 have been sold as of year-end 2016 at an average price of $75,000 per lot. The residential component includes not only traditional single-family homes but also an active adult section, and is planned to include condominiums. The remaining 58 acres of commercial component is designated principally for multifamily and retail uses. Located at Cibolo Canyons is the JW Marriott® San Antonio Hill Country Resort & Spa (Resort), a 1,002 room destination resort and two PGA Tour® Tournament Players Club® (TPC) golf courses designed by Pete Dye and Greg Norman. We have the right to receive from the Cibolo Canyons Special Improvement District (CCSID) nine percent of hotel occupancy revenues and 1.5 percent of other resort sales revenues collected as taxes by CCSID through 2034 and reimbursement of certain infrastructure costs related to the mixed-use development. The amount we receive is net of annual ad valorem tax reimbursements by CCSID to the third-party owners of the resort through 2020. In addition, these payments will be net of debt service on bonds issued in 2014 by CCSID as discussed below which are collateralized by hotel occupancy tax (HOT) and other resort sales tax through 2034.
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

A summary of activity within our projects in the development process, which includes entitled, developed and under development single-family and mixed-use projects, at year-end 2016 follows:

			Residential Lots/Units		Commercial Acres
Project	County	Interest Owned (a)	Lots/Units Sold Since Inception	Lots/Units Remaining	Acres Sold Since Inception	Acres Remaining
Projects with lots/units in inventory, under development or future planned development, projects with remaining commercial acres only and projects sold out in 2016
Texas
Austin
Arrowhead Ranch	Hays	100%	6	378	—	19
The Colony	Bastrop	100%	566	—	27	—
Double Horn Creek	Burnet	100%	167	—	—	—
Hunter's Crossing	Bastrop	100%	510	—	54	51
La Conterra	Williamson	100%	202	—	3	—
Westside at Buttercup Creek	Williamson	100%	1,497	—	66	—
			2,948	378	150	70
Corpus Christi
Caracol	Calhoun	75%	65	—	14	—
Padre Island (b)	Nueces	50%	—	—	—	15
Tortuga Dunes	Nueces	75%	95	—	4	—
			160	—	18	15
Dallas-Ft. Worth
Bar C Ranch	Tarrant	100%	467	654	—	—
Keller	Tarrant	100%	—	—	1	—
Lakes of Prosper	Collin	100%	187	100	4	—
Lantana	Denton	100%	3,670	432	44	—
Maxwell Creek	Collin	100%	1,001	—	10	—
Parkside	Collin	100%	138	62	—	—
The Preserve at Pecan Creek	Denton	100%	631	151	—	7
River's Edge	Denton	100%	—	202	—	—
Stoney Creek	Dallas	100%	320	376	—	—
Summer Creek Ranch	Tarrant	100%	983	245	35	44
Timber Creek	Collin	88%	80	521	—	—
Village Park	Collin	100%	567	—	3	2
			8,044	2,743	97	53
Houston
Barrington Kingwood	Harris	100%	176	4	—	—
City Park	Harris	75%	1,468	—	58	104
Harper's Preserve (b)	Montgomery	50%	588	1,094	30	49
Imperial Forest	Harris	100%	84	347	—	—
Long Meadow Farms (b)	Fort Bend	38%	1,648	149	194	99
Southern Trails (b)	Brazoria	80%	954	41	1	—
Spring Lakes	Harris	100%	348	—	25	4
Summer Lakes	Fort Bend	100%	780	294	56	—
Summer Park	Fort Bend	100%	125	74	34	67
Willow Creek Farms II	Waller / Fort Bend	90%	154	111	—	—
			6,325	2,114	398	323
San Antonio
Cibolo Canyons	Bexar	100%	1,142	649	97	58
Oak Creek Estates	Comal	100%	326	227	13	—
Olympia Hills	Bexar	100%	747	7	10	—
Stonewall Estates (b)	Bexar	50%	378	8	—	—
			2,593	891	120	58
Total Texas			20,070	6,126	783	519

			Residential Lots/Units		Commercial Acres
Project	County	Interest Owned (a)	Lots/Units Sold Since Inception	Lots/Units Remaining	Acres Sold Since Inception	Acres Remaining
Colorado
Denver
Buffalo Highlands	Weld	100%	—	164	—	—
Cielo	Douglas	100%	—	343	—	—
Johnstown Farms	Weld	100%	281	317	2	—
Pinery West	Douglas	100%	86	—	20	104
Stonebraker	Weld	100%	—	603	—	—
			367	1,427	22	104
Georgia
Atlanta
Harris Place	Paulding	100%	22	5	—	—
Montebello (b)	Forsyth	90%	—	224	—	—
Seven Hills	Paulding	100%	912	341	26	113
West Oaks	Cobb	100%	6	50	—	—
			940	620	26	113
North & South Carolina
Charlotte
Ansley Park	Lancaster	100%	—	307	—	—
Habersham	York	100%	91	96	—	6
Moss Creek	Cabarrus	100%	—	84	—	—
Walden	Mecklenburg	100%	—	384	—	—
			91	871	—	6
Raleigh
Beaver Creek (b)	Wake	90%	31	162	—	—
			31	162	—	—
			122	1,033	—	6
Tennessee
Nashville
Beckwith Crossing	Wilson	100%	32	67	—	—
Morgan Farms	Williamson	100%	132	41	—	—
Scales Farmstead	Williamson	100%	26	171	—	—
Weatherford Estates	Williamson	100%	8	9	—	—
			198	288	—	—
Wisconsin
Madison
Juniper Ridge/Hawks Woods (b) (d)	Dane	90%	18	196	—	—
Meadow Crossing II (b) (c)	Dane	90%	7	165	—	—
			25	361	—	—
Arizona, California, Missouri, Utah
Tucson
Boulder Pass (b) (d)	Pima	50%	29	59	—	—
Dove Mountain	Pima	100%	—	98	—	—
Oakland
San Joaquin River	Contra Costa/Sacramento	100%	—	—	264	25
Kansas City
Somerbrook	Clay	100%	185	—	—	—
Salt Lake City
Suncrest (b) (c)	Salt Lake	90%	—	171	—	—
			214	328	264	25
Total			21,936	10,183	1,095	767
___________________

(a)	Interest owned reflects our total interest in the project, whether directly or indirectly, which may be different than our economic interest in the project.

(b)	Projects in ventures that we account for using equity method.

(c)	Venture project that develops and sells homes.

(d)	Venture project that develops and sells lots and homes.
A summary of our non-core multifamily properties, excluding one multifamily site in Austin classified as held for sale, at year-end 2016 follows:

Project	Market	Interest Owned (a)	Type	Acres	Description
Elan 99	Houston	90%	Multifamily	17	360-unit luxury apartment
Acklen	Nashville	30%	Multifamily	4	320-unit luxury apartment
HiLine	Denver	25%	Multifamily	18	385-unit luxury apartment

_____________________

(a)	Interest owned reflects our total interest in the project, whether owned directly or indirectly, which may be different than our economic interest in the project.
Our net investment in owned and consolidated real estate projects by geographic location at year-end 2016 follows:

State	Entitled, Developed, and Under Development Projects	Undeveloped Land and Land in Entitlement	Total
	(In thousands)
Texas	$167,772	$2,639	$170,411
Georgia	7,504	409	7,913
North and South Carolina	27,915	117	28,032
California	1,667	25,957	27,624
Tennessee	23,624	22	23,646
Colorado	29,514	—	29,514
Other	5,863	—	5,863
Total	$263,859	$29,144	$293,003
Approximately 58 percent of our net investment in real estate is in the major markets of Texas.
Markets
Sales of new U.S. single-family homes according to U.S Census Bureau Department of Commerce declined 0.4% on a year over year basis as of December 31, 2016 and 10.4% below prior month's rate in December 2016, suggesting that the 40 basis point rise in mortgage rates and the return of winter weather affected December 2016 sales. Consumer confidence as measured by The Conference Board increased in December 2016 to its highest level since August 2001, registering 113.7 up from 109.4 in November 2016. The elevated monthly reading was attributed in part to increases in consumers' outlook for business conditions over the next six-months and more positive outlooks for the labor market and rising incomes. Builder confidence as measured by the NAHB/Wells Fargo Housing Market Index ended 2016 on a high note, jumping seven points to its highest reading since July 2005, largely attributable to a post-election bounce. On a monthly basis, housing starts increased significantly in December 2016 due to volatile multifamily activity, while housing permit activity, viewed as a precursor to starts increased 1.9% year over year basis ending December 2016. Home prices as measured by S&P Corelogic Case-Shiller Home Price index hit a new high in November 2016 after rising at approximately a 5.5% annual rate over the last two-and-a half years. As of the November 2016 reading, average home prices for the metropolitan statistical areas (MSAs) within the two composite indices were back to their winter 2007 levels. As of year-end 2016, finished vacant supply of new homes and vacant developed lot supply in MSAs in which Forestar's single family activity is located remained extremely tight, registering below the two month and 24 month equilibrium levels.
 Competition
We face significant competition for the acquisition, entitlement, development and sale of real estate in our markets. Our major competitors include other landowners who market and sell undeveloped land and numerous national, regional and local developers, including home builders. In addition, our projects compete with other development projects offering similar amenities, products and/or locations. Competition also exists for investment opportunities, financing, available land, raw materials and labor, with entities that may possess greater financial, marketing and other resources than us. The presence of competition may increase the bargaining power of property owners seeking to sell. These competitive market pressures sometimes make it difficult to acquire, entitle, develop or sell land at prices that meet our return criteria. Some of our real estate competitors are well established and financially strong, may have greater financial resources than we do, or may be larger than us and/or have lower cost of capital and operating costs than we have and expect to have.
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
 Discontinued Operations
In 2016, we have divested substantially all of our oil and gas working interest properties. As a result of this significant change in our operations, we have reported the results of operations and financial position of these assets as discontinued operations within our consolidated statements of income (loss) and comprehensive income (loss) and consolidated balance sheets for all periods presented. In addition, in second quarter 2016, we changed the name of the oil and gas segment to mineral resources to reflect the strategic shift from oil and gas working interests to owned mineral interests.
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
At year-end 2016, we had approximately 523,000 net acres of owned mineral acres that are classified as assets held for sale. On February 17, 2017, we sold substantially all of our remaining oil and gas assets for a total purchase price of $85,600,000. Please read Note 21  — Subsequent Events for additional information about these items. At year-end 2016, we had about 57,000 net acres leased for oil and gas exploration activities, of which about 44,000 net acres were held by production from over 473 gross oil and gas wells that were operated by others, in which we had royalty interests. In addition, we had working interest ownership in 31 of these wells. Many of these wells are part of an oil and gas unit, however; we count each well regardless of the unitization.
A summary of our non-core owned mineral acres (a) at year-end 2016 follows:

State	Unleased	Leased (b)	Held By Production (c)	Total (d)
Texas (e)	210,000	8,000	34,000	252,000
Louisiana (e) (f)	129,000	5,000	10,000	144,000
Georgia	84,000	—	—	84,000
Alabama	41,000	—	—	41,000
California	1,000	—	—	1,000
Indiana	1,000	—	—	1,000
	466,000	13,000	44,000	523,000
 _____________________

(a)	Includes ventures.

(b)
Includes leases in primary lease term or for which a delayed rental payment has been received. In the ordinary course of business, leases covering a significant portion of leased net mineral acres may expire from time to time in a single reporting period.

(c)	Acres being held by production are producing oil or gas in paying quantities.

(d)
Texas, Louisiana, California and Indiana net acres are calculated as the gross number of surface acres multiplied by our percentage ownership of the mineral interest. Alabama and Georgia net acres are calculated as the gross number of surface acres multiplied by our estimated percentage ownership of the mineral interest based on county sampling. In fourth quarter

2016, we sold approximately 58,300 acres of timberland and undeveloped land in Georgia and Alabama which included selling any owned minerals rights associated with these acres.

(e)
These owned mineral acre interests contain numerous oil and gas producing formations consisting of conventional, unconventional, and tight sand reservoirs. Of these reservoirs, we have mineral interests in and around production trends in the Wilcox, Frio, Cockfield, James Lime, Petet, Travis Peak, Cotton Valley, Austin Chalk, Haynesville Shale, Barnett Shale and Bossier formations.

(f)
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
Estimated Proved Reserves (Including Discontinued Operations)
Our net estimated proved oil and gas reserves, all of which are located in the United States, as of year-end 2016, 2015 and 2014 are set forth in the table below. We engaged independent petroleum engineers, Netherland, Sewell & Associates, Inc. (NSAI), to assist us in preparing estimates of our proved oil and gas reserves in accordance with the definitions and guidelines of the Securities and Exchange Commission (SEC).

Net quantities of proved oil and gas reserves related to our working and royalty interests follow, including oil and gas working interest assets classified as discontinued operations in 2016:

	Reserves
	Oil (a) (Barrels)	Gas (Mcf)
	(In thousands)
Consolidated entities:
Proved developed	446	3,836
Proved undeveloped	—	—
Total proved reserves 2016	446	3,836
Proved developed	5,179	7,957
Proved undeveloped	—	—
Total proved reserves 2015	5,179	7,957
Proved developed	5,269	10,848
Proved undeveloped	2,403	1,801
Total proved reserves 2014	7,672	12,649
Our share of ventures accounted for using the equity method:
Proved developed	—	1,199
Proved undeveloped	—	—
Total proved reserves 2016	—	1,199
Proved developed	—	1,263
Proved undeveloped	—	—
Total proved reserves 2015	—	1,263
Proved developed	—	1,751
Proved undeveloped	—	—
Total proved reserves 2014	—	1,751
Total consolidated and our share of equity method ventures:
Proved developed	446	5,035
Proved undeveloped	—	—
Total proved reserves 2016	446	5,035
Proved developed	5,179	9,220
Proved undeveloped	—	—
Total proved reserves 2015	5,179	9,220
Proved developed	5,269	12,599
Proved undeveloped	2,403	1,801
Total proved reserves 2014	7,672	14,400
 _____________________

(a)	Includes natural gas liquids.

The following summarizes the changes in proved reserves for 2016:

	Reserves
	Oil (Barrels)	Gas (Mcf)
	(In thousands)
Consolidated entities:
Year-end 2015	5,179	7,957
Revisions of previous estimates	(11)	631
Extensions and discoveries	29	—
Acquisitions	—	—
Sales	(4,460)	(3,756)
Production	(291)	(996)
Year-end 2016	446	3,836
Our share of ventures accounted for using the equity method:
Year-end 2015	—	1,263
Revisions of previous estimates	—	79
Extensions and discoveries	—	—
Production	—	(143)
Year-end 2016	—	1,199
Total consolidated and our share of equity method ventures:
Year-end 2016	446	5,035
We do not have any estimated reserves of synthetic oil, synthetic gas or products of other non-renewable natural resources that are intended to be upgraded into synthetic oil and gas.
At year-end 2016, we have no barrels of oil equivalent (BOE) of proved undeveloped (PUD) reserves because we have substantially divested all our non-core oil and gas working interest assets. At year-end 2015, we had no BOE of PUD reserves due to our planned divestiture of oil and gas working interest assets and not allocating capital to this non-core business. At year-end 2014, we had 2,703,000 BOE of PUD reserves.
We did not participate in any drilling activity in 2016. In 2015, we invested approximately $9,205,000 to convert 610,000 BOE of PUD reserves into proved developed reserves.
Reserve estimates were based on the economic and operating conditions existing at year-end 2016, 2015 and 2014. Oil and gas prices were based on the twelve month unweighted arithmetic average of the first-day-of-the-month price for each month in the period January through December. For 2016, 2015 and 2014, prices used for reserve estimates were $42.75, $50.28 and $94.99 per barrel of West Texas Intermediate and gas prices of $2.48, $2.59 and $4.35 per MMBTU per the Henry Hub spot. All prices were then adjusted for quality, transportation fees and differentials. Since the determination and valuation of proved reserves is a function of the interpretation of engineering and geologic data and prices for oil and gas and the cost to produce these reserves, the reserves presented should be expected to change as future information becomes available. For an estimate of the standardized measure of discounted future net cash flows from proved oil and gas reserves, please read Note 19  — Supplemental Oil and Gas Disclosures (Unaudited) to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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
The primary internal technical person in charge of overseeing our reserves estimates has a Bachelor of Science in Physics and Mathematics and a Master's of Science in Civil Engineering. He has over 40 years of domestic and international experience in the exploration and production business including 40 years of reserve evaluations. He has been a registered Professional Engineer for over 25 years.
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

Production
In 2016, 2015 and 2014, oil and gas produced was approximately 291,000, 1,158,500 and 931,100 barrels of oil at an average realized price of $27.58, $40.08 and $80.63 per barrel and 1,139.5, 2,134.8 and 2,060.2 MMcf of gas at an average realized price of $2.04, $2.60 and $4.19 per Mcf. Natural gas liquids (NGLs) are aggregated with oil volumes and prices.
In 2016, 2015 and 2014, production lifting costs, which exclude ad valorem and severance taxes, were $12.33, $12.95 and $13.40 per BOE.
Drilling and Other Exploratory and Development Activities
The following tables set forth the number of gross and net oil and gas wells in which we participated:

Gross Wells
		Exploratory			Development
Year	Total	Oil	Gas	Dry	Oil	Gas	Dry
2016	—	—	—	—	—	—	—
2015 (a)	38	2	—	1	34	—	1
2014 (b)	119	21	—	32	46	1	19
 _____________________

(a)	Of the gross wells drilled in 2015, we operated 3 wells or 8 percent. The remaining wells represent our participations in wells operated by others. The exploratory dry hole was located in Oklahoma.

(b)
Of the gross wells drilled in 2014, we operated 72 wells or 61 percent. The remaining wells represent our participations in wells operated by others. Dry holes were principally located in Nebraska, Kansas and Oklahoma.

Net Wells
		Exploratory			Development
Year	Total	Oil	Gas	Dry	Oil	Gas	Dry
2016	—	—	—	—	—	—	—
2015	6.3	0.7	—	0.8	4.3	—	0.5
2014	57.3	11.9	—	20.1	13.6	0.1	11.6
Present Activities
None.
Delivery Commitments
We have no oil or gas delivery commitments.
Wells and Acreage
The number of productive wells as of year-end 2016 follows:

	Productive Wells
	Gross	Net
Consolidated entities:
Oil	274	40.8
Gas	177	12.2
Total	451	53.0
Ventures accounted for using the equity method:
Oil	—	—
Gas	23	1.8
Total	23	1.8
Total consolidated and equity method ventures:
Oil	274	40.8
Gas	200	14.0
Total	474	54.8

At year-end 2016, 2015 and 2014, we had royalty interests in 473, 534 and 551 gross wells. In addition, at year-end 2016, 2015 and 2014, we had working interests in 32, 400 and 426 gross wells. At year-end 2016, we had 78 working interest wells in Wyoming, of which 77 of them are shut in wells, and not included in our productive well count, in which we have 10 percent working interest and have associated plugging liabilities accrued on the balance sheet based on the present value of our estimated future obligation.
We did not have any wells with production of synthetic oil, synthetic gas or products of other non-renewable natural resources that are intended to be upgraded into synthetic oil and gas as of year-end 2016, 2015 or 2014.
At year-end 2016, our remaining working interests represent approximately 4,300 gross developed acres and 890 net developed acres leased from others that are held by production. At year-end 2016, we had approximately 8,100 gross undeveloped acres and 5,900 net undeveloped acres leased from others.
Markets
Oil and gas revenues are influenced by prices of, and global and domestic supply and demand for, oil and gas. These commodities as determined by both regional and global markets depend on numerous factors beyond our control, including seasonality, the condition of the domestic and global economies, political conditions in other oil and gas producing countries, the extent of domestic production and imports of oil and gas, the proximity and capacity of gas pipelines and other transportation facilities, supply and demand for oil and gas and the effects of federal, state and local regulation. The oil and gas industry also competes with other industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers. The price of crude oil decreased during the first half of 2016 as compared with the first half of 2015. Prices increased during the second half of 2016 as compared to the first half of 2016 as the number of U.S. crude oil rigs and inventories declined in the last half of 2015 and into early 2016. Natural gas prices decreased in 2016 compared with 2015, primarily due to domestic oversupply driven by lack of a normal winter withdrawal cycle in the winter of 2015-2016. West Texas Intermediate (WTI) oil prices averaged $43.33 per Bbl in 2016, nearly 11% lower than in 2015, and $48.66 per Bbl in 2015, nearly 48% lower than in 2014.
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
Other
We sell wood fiber from portions of our land, primarily in Georgia, and lease land for recreational uses. We have 19,000 acres of non-core timberland and undeveloped land we own directly that was classified as assets held for sale at year-end 2016. We have water interests in 1.5 million acres which includes a 45 percent nonparticipating royalty interest in groundwater produced or withdrawn for commercial purposes or sold from 1.4 million acres in Texas, Louisiana, Georgia and Alabama, and 20,000 acres of groundwater leases in central Texas which was classified as assets held for sale at year-end 2016. We have not received significant revenues or earnings from these interests.
Competition
We face competition from other landowners for the sale of wood fiber. Some of these competitors own similar timber assets that are located in the same or nearby markets. However, due to its weight, the cost for transporting wood fiber long distances is significant, resulting in a competitive advantage for timber that is located reasonably close to paper and building products manufacturing facilities.
Employees
At year-end 2016, we had 59 employees. None of our employees participate in collective bargaining arrangements. We believe we have a good relationship with our employees.
Environmental Regulations
Our operations are subject to federal, state and local laws, regulations and ordinances relating to protection of public health and the environment. Changes to laws and regulations may adversely affect our ability to develop real estate, develop minerals, harvest and sell timber, or withdraw groundwater, or may require us to investigate and remediate contaminated properties. These laws and regulations may relate to, among other things, water quality, endangered species, protection and restoration of natural resources, timber harvesting practices, and remedial standards for contaminated property and groundwater. Additionally, these laws may impose liability on property owners or operators for the costs of removal or remediation of hazardous or toxic substances on real property, without regard to whether the owner or operator knew, or was responsible for, the presence of the hazardous or toxic substances. The presence of, or the failure to properly remediate, such substances may adversely affect the value of a property, as well as our ability to sell the property or to borrow funds using that property as collateral or the ability to produce oil and gas from that property. Environmental claims generally would not be covered by our insurance programs.
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
In 2016, we sold all but 25 of our 289 acres near Antioch, California, approximately 80 acres of which had not yet received a certificate of completion under the voluntary remediation program in which we were participating. The buyer of the former paper manufacturing sites assumed responsibility for environmental, remediation and monitoring activities, subject to limited exclusions, and obtained a $20,000,000, ten year pollution legal liability insurance policy naming us as an additional insured.
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
From our Internet website, http://www.forestargroup.com, you may obtain additional information about us including:

•	our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other documents as soon as reasonably practicable after we file them with SEC;

•	beneficial ownership reports filed by officers, directors, and principal security holders under Section 16(a) of the Securities Exchange Act of 1934, as amended (or the “Exchange Act”); and

•	corporate governance information that includes our:

•	corporate governance guidelines,

•	audit committee charter

•	management development and executive compensation committee charter,

•	nominating and governance committee charter,

•	standards of business conduct and ethics,

•	code of ethics for senior financial officers, and

•	information on how to communicate directly with our board of directors.
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
Executive Officers
The names, ages and titles of our executive officers are:

Name	Age	Position
Phillip J. Weber	56	Chief Executive Officer
Charles D. Jehl	48	Chief Financial Officer and Treasurer
David M. Grimm	56	Chief Administrative Officer, Executive Vice President, General Counsel and Secretary
Michael J. Quinley	55	President - Community Development
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
David M. Grimm has served as our Chief Administrative Officer since 2007, in addition to holding the offices of General Counsel and Secretary since 2006. Mr. Grimm served Temple-Inland Inc. as Group General Counsel from 2005 to 2006, Associate General Counsel from 2003 to 2005, and held various other legal positions from 1992 to 2003. Prior to joining Temple-Inland Inc., he was an attorney in private practice in Dallas, Texas. Mr. Grimm is also a Certified Public Accountant. Mr. Grimm will retire from the Company effective March 31, 2017.
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
The operating results of our business segments reflect the general cyclical pattern of each segment. While the cycles of each industry do not necessarily coincide, demand and prices in each may drop substantially during the same period. Real estate development of residential lots is further influenced by new home construction activity, which can be volatile. Mineral resources may be further influenced by national and international commodity prices, principally for oil and gas. Cyclical downturns may materially and adversely affect our business, liquidity, financial condition and results of operations. All of our operations are impacted by both national and global economic conditions.
The real estate and mineral resources industries are highly competitive and a number of entities with which we compete are larger and have greater resources, and competitive conditions may adversely affect our results of operations.
The real estate and mineral resources industries in which we operate are highly competitive and are affected to varying degrees by supply and demand factors and economic conditions, including changes in interest rates, new housing starts, home repair and remodeling activities, credit availability, consumer confidence, unemployment, housing affordability, changes in commodity prices, and federal energy policies.
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
We may be unable to successfully divest our non-core assets at favorable prices or on our target schedule, which could adversely affect our results of operations or cash flows.
We have announced that we are focused on our core community development business, and that we intend to exit non-core, non-residential housing assets. The sale of non-core real estate assets may be impacted by market conditions outside of our control, such as capitalization rates, anticipated market demand and job growth, property location and other existing or anticipated competitive properties, interest rates, availability of financing, and other factors that we do not control. Our ability to divest non-core assets, the timing for such divestments, and the prices we may ultimately receive may be impacted by the foregoing or other factors.
We may have continuing liabilities relating to non-core assets that have been sold, which could adversely impact our results of operations.
In the course of selling our non-core assets we are typically required to make contractual representations and warranties and to provide contractual indemnities to the buyers. These contractual obligations typically survive the closing of the transactions for some period of time. If a buyer is successful in sustaining a claim against us we may incur additional expenses pertaining to an asset we no longer own, and we may also be obligated to defend and/or indemnify the buyer from certain third party claims. Such obligations could be material and they could adversely impact our results of operations.
Any significant reduction in our borrowing base under our senior secured credit facility as a result of the sale of non-core assets may reduce the credit that is available to us under the facility and impact our ability to fund our operations.
Our senior secured credit facility is secured by some of our assets, and the borrowing base available to us thereunder is derived substantially from valuations associated with the assets pledged. Historically, a substantial portion of the borrowing base was derived from valuations associated with non-core assets, many of which were sold in 2015 and 2016. A portion of the existing borrowing base is also supported by non-core assets that we may market for sale or sell in the near future. Although we have additional assets that have not been but could be pledged to support additional borrowing capacity under our senior secured credit facility, until such time as additional assets are pledged, the reduction of the borrowing base could negatively impact our ability to fund our operations and, as a result may have a material adverse effect on our financial position, results of operation and cash flow.
Restrictive covenants under our senior secured credit facility and indentures governing our 3.75% convertible senior notes may limit the manner in which we operate.
Our senior secured credit facility and indentures covering our 3.75% convertible senior notes contain various covenants and conditions that limit our ability to, among other things:

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
We may be unable to fully realize the benefits of our tax attributes if we experience an ownership change.
We have significant deferred tax assets that are generally available to offset future taxable income or income tax. If we experienced an “ownership change” under Section 382 of the Internal Revenue Code (“Section 382”), Section 382 would impose an annual limit on the amount of our future taxable income that may be reduced by our tax attributes, such as built in losses and other tax attributes (“Tax Benefits”), existing prior to the ownership change. In general, an ownership change would occur if our “5-percent shareholders” (as defined in Section 382) collectively increase their ownership in the Company by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. For these purposes, a 5-percent shareholder is generally any person or group of persons that at any time during the relevant three-year period has owned 5 percent or more of our outstanding common stock. Under Section 382, stock ownership is determined under complex attribution rules and generally includes shares held directly, indirectly (though intervening entities), and constructively (by certain related parties and certain unrelated parties acting as a group). On January 5, 2017, we adopted a Tax Benefits Preservation Plan in order to help protect our tax attributes, such as built-in losses and other tax attributes. Our Tax Benefits Preservation Plan is intended to provide a meaningful deterrent effect against acquisitions of our common stock that could cause the Company to experience an ownership change; however, the Tax Benefits Preservation Plan does not guarantee that the Company will not experience an ownership change. If an ownership change were to occur, our ability to use our Tax Benefits in the future would be limited, which would have a significant negative impact on our financial position and results of operations. The ratification of the extension of the Tax Benefits Preservation Plan to January 5, 2020 is subject to shareholder approval at the Company’s 2017 Annual Meeting. If our shareholders do not approve such extension, the Tax Benefits Preservation Plan will expire on January 5, 2018. Please read Note 21  — Subsequent Events for additional information about the Tax Benefits Preservation Plan.
The market price of and trading volume of our shares of common stock may be volatile.
The market price of our shares of common stock has fluctuated substantially and may continue to fluctuate in response to many factors which are beyond our control, including:

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
The stock markets in general may experience extreme volatility that may be unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock, make it difficult to predict the market price of our common stock in the future and cause the value of our common stock to decline.
Provisions of Delaware law, our charter documents, the Tax Benefits Preservation Plan and the indentures governing the 3.75% convertible senior notes may impede or discourage a takeover, which could cause the market price of our common stock to decline.
We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change in control would be beneficial to our existing stockholders. In addition, our Tax Benefits Preservation Plan could be deemed to have an “anti-takeover” effect because, among other things, an Acquiring Person (as defined under the Tax Benefits Preservation Plan) may be diluted upon the occurrence of a triggering event. Our board of directors also has the power, without stockholder approval, to designate the terms of one or more series of preferred stock and issue shares of preferred stock. These and other impediments to third party acquisition or change of control could limit the price investors are willing to pay for shares of our common stock, which could in turn reduce the market price of our common stock. In addition, upon the occurrence of a fundamental change under the terms of the convertible senior notes, certain repurchase rights and early settlement rights would be triggered under the indentures governing the convertible senior notes. In such event, the increase of the conversion or early settlement rate, as applicable, in connection with certain make-whole fundamental change transactions under the terms of the convertible senior notes could discourage a potential acquirer.
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
Our real estate development operations are currently concentrated in the major markets of Texas, and as a result, our financial results may be significantly influenced by the Texas economy.
The economic growth and strength of Texas, where the majority of our real estate development activity is located, are important factors in sustaining demand for our real estate development activities. The decline in oil prices over the past several years may impact near-term job growth and housing demand in Texas, particularly in Houston, where the energy industry has traditionally generated significant job growth. As a result, any adverse impact to the economic growth and health, or infrastructure development, of Texas could materially adversely affect our business, liquidity, financial condition and results of operations.
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
As of December 31, 2016, our unconsolidated ventures had approximately $128.3 million of debt, of which $78.6 million was non-recourse to us. When debt within our ventures matures, some of our ventures may be unable to renew existing loans or secure replacement financing, or replacement financing may be more expensive. If our ventures are unable to renew existing loans or secure replacement financing, we may be required to contribute additional equity or elect to loan or contribute funds to our ventures, which could increase our risk or increase our borrowings under our senior secured credit facility, or both. If our ventures secure replacement financing that is more expensive, our profits may be reduced.
Delays or failures by governmental authorities to take expected actions could reduce our returns or cause us to incur losses on certain real estate development projects.
For certain projects, we rely on governmental utility and special improvement districts to issue bonds to reimburse us for qualified expenses, such as road and utility infrastructure costs. Bonds must be supported by district tax revenues, usually from ad valorem taxes. Slowing new home sales, decreasing real estate prices or difficult credit markets for bond sales can reduce or delay district bond sale revenues, causing such districts to delay reimbursement of our qualified expenses. Failure to receive timely reimbursement for qualified expenses could adversely affect our cash flows and reduce our returns or cause us to incur losses on certain real estate development projects.
Failure to succeed in new markets may limit our growth.
We may from time to time commence development activity or make acquisitions outside of our existing market areas if appropriate opportunities arise. Our historical experience in existing markets does not ensure that we will be able to operate successfully in new markets. We may be exposed to a variety of risks if we choose to enter new markets, including, among others:

•	an inability to accurately evaluate local housing market conditions and local economies;

•	an inability to obtain land for development or to identify appropriate acquisition opportunities;

•	an inability to hire and retain key personnel;

•	an inability to successfully integrate operations; and lack of familiarity with local governmental and permitting procedures.

Risks Related to our Mineral Resources Operations
We do not operate any properties, and have limited control over the activities on properties we do not operate.
The properties in which we have an interest are operated by other companies and involve third-party working interest owners. As a result, we have limited ability to influence or control the operation or future development of such properties, including compliance with environmental, safety and other regulations, or the amount of capital expenditures that we will be required to fund with respect to such properties. Decisions by other parties may significantly influence the revenues we receive from our mineral resources.
Volatile oil and natural gas prices could adversely affect our cash flows and results of operations.
Our cash flows and results of operations are dependent in part on oil and natural gas prices, which can be volatile. Any substantial or extended decline in the price of oil and natural gas could have a negative impact on our business operations and future revenues. Moreover, oil and natural gas prices depend on factors we cannot control, such as: changes in foreign and domestic supply and demand for oil and natural gas; actions by the Organization of Petroleum Exporting Countries; weather; political conditions in other oil-producing countries, including the possibility of insurgency or war in such areas; prices of foreign exports; domestic and international drilling activity; price and availability of alternate fuel sources; the value of the U.S. dollar relative to other major currencies; the level and effect of trading in commodity markets, the effect of worldwide energy conservation measures, and governmental regulations.
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
A significant portion of our Louisiana owned net mineral acres were severed from surface ownership and retained by creation of one or more mineral servitudes shortly before our 2007 spin-off. Under Louisiana law, a mineral servitude that is not producing minerals or which has not been the subject of good-faith drilling operations will cease to burden the property upon the tenth anniversary of the date of its creation. Upon such event, the mineral rights effectively will revert to the surface owner and we will no longer own the right to lease, explore for or produce minerals from such acreage. The total number of net acres subject to prescription can fluctuate based on oil and gas development and production activities. Some or all of approximately 70,000 of our Louisiana net acres may revert to the surface owner unless drilling operations or production activities commences prior to October 2017.
Risks Related to our Other Operations
Our water interests may require governmental permits, the consent of third parties and/or completion of significant transportation infrastructure prior to commercialization, all of which are dependent on the actions of others.
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
Our principal executive offices are located in Austin, Texas, where we lease approximately 22,000 square feet. We also lease office space in Atlanta, Georgia; Dallas, Texas; Denver, Colorado; and Houston, Texas. We believe these offices are suitable for conducting our business.
For a description of our properties in our real estate, mineral resources and other segments, see “Business — Real Estate”, “Business — Mineral Resources” and “Business — Other”, respectively, in Part I, Item 1 of this Annual Report on Form 10-K.

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

Item 4.	Mine Safety Disclosures.
Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is traded on the New York Stock Exchange. The high and low sales prices in each quarter in 2016 and 2015 were:

	2016		2015
	Price Range		Price Range
	High	Low	High	Low
First Quarter	$13.04	$8.40	$15.91	$13.27
Second Quarter	$13.74	$11.23	$16.29	$13.16
Third Quarter	$12.80	$11.33	$13.67	$11.98
Fourth Quarter	$13.65	$10.75	$14.59	$10.58
For the Year	$13.74	$8.40	$16.29	$10.58
Shareholders
Our stock transfer records indicated that as of February 27, 2017, there were approximately 3,144 holders of record of our common stock.
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
Issuer Purchases of Equity Securities (a)

Period	Total Number of Shares Purchased (b)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
Month 10 (10/1/2016 — 10/31/2016)	—	$—	—	3,222,692
Month 11 (11/1/2016 — 11/30/2016)	56	$11.10	—	3,222,692
Month 12 (12/1/2016 — 12/31/2016)	—	$—	—	3,222,692
Total	56	$11.10	—
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

Performance Graph
Our 2016 peer group consists of the following real estate and oil and gas companies: Alexander & Baldwin, Inc., AV Homes Inc., Approach Resources, Inc., Cousins Properties Incorporated, Contango Oil and Gas Co., Goodrich Petroleum Corp., Matador Resources Co., Petroquest Energy Inc., Post Properties, Inc., Potlatch Corporation, PS Business Parks, Inc., Resolute Energy Corp., The St. Joe Company, and Tejon Ranch Co. Magnum Hunter Resources Corp. and Penn Virginia Corp are omitted from our peer group because they have ceased trading.
Pursuant to SEC rules, returns of each of the companies in the Peer Index are weighted according to the respective company’s stock market capitalization at the beginning of each period for which a return is indicated.

Item 6.	Selected Financial Data.

	For the Year
	2016	2015	2014	2013	2012
	(In thousands, except per share amount)
Revenues:
Real estate	$190,273	$202,830	$213,112	$248,011	$120,115
Mineral resources	5,076	9,094	15,690	21,419	34,086
Other	1,965	6,652	9,362	10,721	8,256
Total revenues	$197,314	$218,576	$238,164	$280,151	$162,457
Segment earnings (loss):
Real estate (a)	$121,420	$67,678	$96,906	$68,454	$53,582
Mineral resources	3,327	4,230	9,116	14,815	29,190
Other	(4,625)	(608)	5,499	6,507	29
Total segment earnings	120,122	71,300	111,521	89,776	82,801
Items not allocated to segments:
General and administrative expense (b)	(18,274)	(24,802)	(21,229)	(20,597)	(25,176)
Share-based compensation expense	(4,425)	(4,474)	(3,417)	(16,809)	(14,929)
Gain on sale of assets (c)	48,891	—	—	—	16
Interest expense	(19,985)	(34,066)	(30,286)	(20,004)	(19,363)
Loss on extinguishment of debt, net (d)	(35,864)	—	—	—	—
Other corporate non-operating income	350	256	453	119	191
Income from continuing operations before taxes attributable to Forestar Group, Inc.	90,815	8,214	57,042	32,485	23,540
Income tax expense (e)	(15,302)	(35,131)	(20,850)	(5,780)	(9,016)
Net income (loss) from continuing operations attributable to Forestar Group Inc.	75,513	(26,917)	36,192	26,705	14,524
Income (loss) from discontinued operations, net of taxes (f)	(16,865)	(186,130)	(19,609)	2,616	(1,582)
Net income (loss) attributable to Forestar Group Inc.	$58,648	$(213,047)	$16,583	$29,321	$12,942
Net income (loss) per diluted share:
Continuing operations	$1.78	$(0.79)	$0.83	$0.73	$0.41
Discontinued operations	$(0.40)	$(5.43)	$(0.45)	$0.07	$(0.05)
Net income (loss) per diluted share	$1.38	$(6.22)	$0.38	$0.80	$0.36
Average diluted shares outstanding (g)	42,334	34,266	43,596	36,813	35,482
At year-end:
Assets	$733,208	$972,246	$1,247,606	$1,168,027	$917,869
Debt	110,358	381,515	422,151	353,282	293,498
Noncontrolling interest	1,467	2,515	2,540	5,552	4,059
Forestar Group Inc. shareholders’ equity	560,651	501,600	707,202	709,845	529,488
Ratio of total debt to total capitalization	16%	43%	37%	33%	35%
 _____________________

(a)
Real estate segment earnings (loss) includes gain on sale of assets of $117,856,000 in 2016, $1,585,000 in 2015, $25,981,000 in 2014 and $25,273,000 in 2012. Segment earnings also includes non-cash impairments of $56,453,000 in 2016, $1,044,000 in 2015, $399,000 in 2014 and $1,790,000 in 2013. Real estate segment earnings (loss) also include the effects of net (income) loss attributable to noncontrolling interests.

(b)	General administrative expense includes severance-related charges of $3,314,000 in 2015 and $6,323,000 in costs associated with our acquisition of Credo in 2012.

(c)	Gain on sale of assets in 2016 represents gains in accordance with our key initiatives to divest non-core timberland and undeveloped land.

(d)	Loss on extinguishment of debt, net is related to retirement of $225,245,000 of our 8.5% Senior Secured Notes due 2022 and $5,000,000 of our 3.75% of Convertible Senior Notes due 2020 in 2016.

(e)
In 2015, income tax expense includes an expense of $97,068,000 for valuation allowance on a portion of our deferred tax asset that was determined to be more likely than not to be unrealizable. In 2013, income tax expense includes a benefit from recognition of $6,326,000 of previously unrecognized tax benefits upon lapse of the statute of limitations for a previously reserved tax position.

(f)
Income (loss) from discontinued operations includes non-cash impairment charges of $612,000 in 2016, $163,029,000 in 2015, $32,665,000 in 2014 and $473,000 in 2013 related to proved properties and unproved leasehold interests related to our non-core oil and gas working interests. Income (loss) from discontinued operations also includes losses of $13,664,000 in 2016 and $706,000 in 2015 and gains of $8,526,000 in 2014 associated with sale of working interest oil and gas properties.

(g)
Our 2015 weighted average diluted shares outstanding excludes dilutive effect of equity awards and 7,857,000 shares issuable upon settlement of the prepaid stock purchase contract component of our 6.00% tangible equity units, due to our net loss attributable to Forestar Group Inc.

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

Key Initiatives

•	Reducing costs across our entire organization,

•	Reviewing entire portfolio of assets (complete non-core asset sales); and

•	Reviewing capital structure (allocate capital to maximize shareholder value).
Discontinued Operations / Segment Name Changes
At year-end 2016 we have divested substantially all of our oil and gas working interest properties. As a result of this significant change in our operations, we have reported the results of operations and financial position of these assets as discontinued operations for all periods presented. In addition, we changed the name of the oil and gas segment to mineral resources to reflect the strategic shift from oil and gas working interest investments to owned mineral interests. We also changed the name of the other natural resources segment to other. The discussion of our results of operations is based on the results from our continuing operations unless otherwise indicated.

Results of Operations for the Years Ended 2016, 2015 and 2014
A summary of our consolidated results by business segment follows:

	For the Year
	2016	2015	2014
	(In thousands)
Revenues:
Real estate	$190,273	$202,830	$213,112
Mineral resources	5,076	9,094	15,690
Other	1,965	6,652	9,362
Total revenues	$197,314	$218,576	$238,164
Segment earnings (loss):
Real estate	$121,420	$67,678	$96,906
Mineral resources	3,327	4,230	9,116
Other	(4,625)	(608)	5,499
Total segment earnings (loss)	120,122	71,300	111,521
Items not allocated to segments:
General and administrative expense	(18,274)	(24,802)	(21,229)
Share-based and long-term incentive compensation expense	(4,425)	(4,474)	(3,417)
Gain on sale of assets	48,891	—	—
Interest expense	(19,985)	(34,066)	(30,286)
Loss on extinguishment of debt, net	(35,864)	—	—
Other corporate non-operating income	350	256	453
Income from continuing operations before taxes attributable to Forestar Group Inc.	90,815	8,214	57,042
Income tax expense	(15,302)	(35,131)	(20,850)
Net income (loss) from continuing operations attributable to Forestar Group Inc.	$75,513	$(26,917)	$36,192

Significant aspects of our results of operations follow:
2016

•
Real estate segment earnings benefited from combined gains of $117,856,000 which generated combined net proceeds before debt repayment of $247,506,000 as a result of executing our key initiative to opportunistically divest non-core assets. These gains were partially offset by non-cash impairment charges of $56,453,000 related to six non-core community development projects and two multifamily sites. These impairments were a result of our key initiative to review our entire portfolio of assets which resulted in business plan changes, inclusive of cash tax savings consideration, to market these properties for sale. In addition, earnings benefited from increased residential lot sales activity and higher undeveloped land sales from our retail sales program.

•
Mineral resources segment earnings decreased due to lower oil and gas prices and production volumes associated with royalty interests and reduced lease bonus and delay rental payments received from our owned mineral interests.

•
Other segment earnings was negatively impacted due to a $3,874,000 non-cash impairment charge of goodwill related to our central Texas water assets as a result of entering into an agreement to sell these assets.

•	General and administrative expense decreased as result of our key initiative to reduce costs across our entire organization.

•
Gain on sale of assets of $48,891,000 represents the sale of over 58,300 acres of timberland and undeveloped land in Georgia and Alabama in three separate transactions for $104,172,000 in accordance with our key initiative to divest non-core assets.

•	Interest expense decreased primarily due to reducing our debt outstanding by $277,790,000 in 2016 and $323,303,000 since third quarter 2015.

•
Loss on extinguishment of debt of $35,864,000 is related to debt retirement of portions of our 8.50% Senior Secured Notes due 2022 and 3.75% Convertible Senior Notes due 2020, which includes write-off of unamortized debt issuance costs of $5,489,000 and $1,301,000 in other costs related to tender offer advisory services.

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

•
Mineral resources segment earnings decreased principally due to lower oil prices, as well as lower oil and gas production volumes associated with royalty interests and reduced lease bonus and delay rental payments received from our owned mineral interests.

•
Other segment earnings declined principally due to gains of $3,531,000 in 2014 related to partial terminations of a timber lease related to land sold from a consolidated venture near Atlanta, Georgia and due to lower fiber volumes.

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

•
Mineral resources segment earnings decreased principally due to lower oil and gas production volumes associated with royalty interests and reduced lease bonus and delay rental payments received from our owned mineral interests.

•
Other segment earnings declined principally due to lower fiber volumes, which were partially offset by gains of $3,531,000 primarily related to partial terminations of a timber lease related to land sold from a consolidated venture near Atlanta, Georgia.

•	Share-based compensation decreased principally as result of a 28% decrease in our stock price since year-end 2013 and its impact on cash-settled awards.

•	Interest expense increased primarily due to higher average borrowing rates and increased debt outstanding.
Current Market Conditions
Sales of new U.S. single-family homes according to U.S Census Bureau Department of Commerce declined 0.4% on a year over year basis as of December 31, 2016 and 10.4% below prior month's rate in December 2016, suggesting that the 40 basis point rise in mortgage rates and the return of winter weather affected December 2016 sales. Consumer confidence as measured by The Conference Board increased in December 2016 to its highest level since August 2001, registering 113.7 up from 109.4 in November 2016. The elevated monthly reading was attributed in part to increases in consumers' outlook for business conditions over the next six-months and more positive outlooks for the labor market and rising incomes. Builder confidence as measured by the NAHB/Wells Fargo Housing Market Index ended 2016 on a high note, jumping seven points to its highest reading since July 2005, largely attributable to a post-election bounce. On a monthly basis, housing starts increased significantly in December 2016 due to volatile multifamily activity, while housing permit activity, viewed as a precursor to starts increased 1.9% year over year basis ending December 2016. Home prices as measured by S&P Corelogic Case-Shiller Home Price index hit a new high in November 2016 after rising at approximately a 5.5% annual rate over the last two-and-a half years. As of the November 2016 reading, average home prices for the metropolitan statistical areas (MSAs) within the two composite indices were back to their winter 2007 levels. As of year-end 2016, finished vacant supply of new homes and vacant developed lot supply in MSAs in which Forestar's single family activity is located remained extremely tight, registering below the two month and 24 month equilibrium levels.
Oil and gas revenues are influenced by prices of, and global and domestic supply and demand for, oil and gas. These commodities as determined by both regional and global markets depend on numerous factors beyond our control, including seasonality, the condition of the domestic and global economies, political conditions in other oil and gas producing countries, the extent of domestic production and imports of oil and gas, the proximity and capacity of gas pipelines and other transportation facilities, supply and demand for oil and gas and the effects of federal, state and local regulation. The oil and gas industry also competes with other industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers. The price of crude oil decreased during the first half of 2016 as compared with the first half in 2015. Prices increased during the second half of 2016 as compared to the first half of 2016 as the number of U.S. crude oil rigs and inventories declined in the last half of 2015 and into early 2016. Natural gas prices decreased in 2016 compared with 2015, primarily due to domestic oversupply driven by lack of a normal winter withdrawal cycle in the winter of 2015-2016. West Texas Intermediate (WTI) oil prices averaged $43.33 per Bbl in 2016, nearly 11% lower than in 2015 and $48.66 per Bbl in 2015, nearly 48% lower than in 2014.
Business Segments
We manage our operations through three business segments:

•	Real estate,

•	Mineral resources, and

•	Other.
We evaluate performance based on segment earnings (loss) before unallocated items and income taxes. Segment earnings (loss) consist of operating income (loss), equity in earnings of unconsolidated ventures’, gain on sale of assets, interest income on loans secured by real estate and net (income) loss attributable to noncontrolling interests. Items not allocated to our business segments consist of general and administrative expenses, share-based and long-term compensation, gain on sale of strategic timberland and undeveloped land, interest expense, loss on extinguishment of debt and other corporate non-operating income and expense. The accounting policies of the segments are the same as those described in the accounting policy note to the consolidated financial statements.
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

Real Estate
We own directly or through ventures interests in 50 residential and mixed-use projects comprised of approximately 4,600 acres of real estate located in 10 states and 14 markets. Our real estate segment secures entitlements and develops infrastructure on our lands, primarily for single-family residential and mixed-use communities. We own approximately 11,000 acres of non-core timberland and undeveloped land in Georgia and approximately 8,000 acres in Texas. We own and manage our projects either directly or through ventures. Our real estate segment revenues are principally derived from the sales of residential single-family lots and tracts, undeveloped land and commercial real estate, and in 2014 and 2015 from the operation of several income producing properties, primarily a hotel and multifamily properties.
A summary of our real estate results follows:

	For the Year
	2016	2015	2014
	(In thousands)
Revenues	$190,273	$202,830	$213,112
Cost of sales	(163,095)	(113,891)	(123,764)
Operating expenses	(29,229)	(40,502)	(34,121)
	(2,051)	48,437	55,227
Interest income on loan secured by real estate	1,368	2,750	8,135
Gain on sale of assets	117,856	1,585	25,981
Equity in earnings of unconsolidated ventures	5,778	15,582	8,068
Less: Net income attributable to noncontrolling interests	(1,531)	(676)	(505)
Segment earnings	$121,420	$67,678	$96,906
Revenues in our owned and consolidated ventures consist of:

	For the Year
	2016	2015	2014
	(In thousands)
Residential real estate	$121,196	$87,771	$119,308
Commercial real estate	11,151	5,390	2,717
Undeveloped land	35,873	22,851	46,554
Commercial and income producing properties	13,738	82,808	41,440
Other	8,315	4,010	3,093
	$190,273	$202,830	$213,112
Residential real estate revenues principally consist of the sale of single-family lots to local, regional and national home builders. In 2016, residential real estate revenues increased primarily due to higher lot sales activity but were partially offset by lower average sale prices per lot as a result of selling 235 bulk lots from four non-core community development projects. Excluding these non-core sales, we sold 1,427 lots from our owned and consolidated projects at an average price of $71,300 per lot. In addition, in 2016, we sold 1,539 residential tract acres for $8,728,000 generating earnings of $847,000. In 2015, residential real estate revenues decreased primarily due to lower lot sales activity due to construction and inspection delays associated with abnormally wet weather conditions. Also, in 2015, we sold 1,062 residential tract acres for $11,223,000 generating earnings of $5,489,000, compared with 936 acres of residential tracts for $7,996,000 generating earnings of $2,988,000 in 2014.
The timing of commercial real estate revenues can vary depending on the demand, mix, project life-cycle, size and location of the project. In 2016, the increase in commercial real estate revenues is primarily due to selling 286 commercial acres from four non-core community development projects, of which 264 acres were sold from our San Joaquin River project in Antioch, California for $7,330,000 which provided approximately $37,400,000 in income tax losses to offset tax gains from other sales. In 2015, our commercial tract sales revenue increased principally due to higher average sales price of tracts sold. In 2015, we sold 31 commercial acres for $5,542,000 from our owned and consolidated projects, generating earnings of $3,345,000, compared with 21 commercial acres for $1,889,000, generating earnings of $444,000 in 2014.
Undeveloped land revenues represent land sold from our retail sales program. In 2016, we sold 14,438 acres of undeveloped land for $2,485 per acre, generating approximately $28,098,000 in earnings. In 2015, we sold 9,645 acres of undeveloped land for $2,369 per acre, generating approximately $16,542,000 in earnings, compared with 21,345 acres sold for $2,181 per acre, generating earnings of $29,895,000 in 2014.

Commercial and income producing properties revenues include revenues from sale of multifamily properties which we developed as a merchant builder and operate until sold, from hotel room sales and other guest services, rental revenues from our operating multifamily properties and reimbursement for costs paid to subcontractors plus development and construction fees from certain multifamily projects. In 2016, commercial and income producing properties revenues decreased as result of selling the Radisson Hotel & Suites, a 413 guest room hotel located in Austin, in second quarter 2016 and Eleven, a multifamily property in Austin, in first quarter 2016, and the impact of selling Midtown Cedar Hill, a multifamily property near Dallas in fourth quarter 2015 for $42,880,000. Commercial and income producing properties revenue in 2015 includes $6,238,000 in construction revenues associated with one multifamily fixed fee contract as general contractor which was substantially completed at year-end 2015, compared with $12,282,000 in 2014. The decrease in construction revenues in 2015 is primarily due to the completion of the Eleven project in second quarter 2014. In 2015, rental revenues from our multifamily operating properties were $8,380,000 compared with $1,550,000 in 2014, primarily due to the substantial completion of the Eleven multifamily project at the end of second quarter 2014 and acquiring our partner's interest in the multifamily venture in third quarter 2014.
Other revenues primarily result from sale of stream and impervious cover credits. In 2016, we sold 24 acres of impervious cover credits to home builders for $3,232,000, generating earnings of $2,787,000 and 138,000 mitigation banking credits for $3,265,000, generating earnings of $2,137,000.
Units sold consist of:

	For the Year
	2016	2015	2014
Owned and consolidated ventures:
Residential lots sold	1,662	972	1,999
Revenue per lot sold	$66,694	$76,594	$55,597
Commercial acres sold	294	31	21
Revenue per commercial acre sold	$37,312	$182,184	$89,681
Undeveloped acres sold	14,438	9,645	21,345
Revenue per acre sold	$2,485	$2,369	$2,181
Ventures accounted for using the equity method:
Residential lots sold	278	500	344
Revenue per lot sold	$76,866	$78,288	$72,906
Commercial acres sold	4	32	11
Revenue per commercial acre sold	$527,152	$309,224	$589,574
Undeveloped acres sold	476	4,217	792
Revenue per acre sold	$1,567	$2,129	$2,391
Cost of sales in 2016 included non-cash impairment charges of $56,453,000 associated with six non-core community development projects and two multifamily sites, of which four non-core community development projects and one multifamily site were sold in 2016 and one multifamily site was under contract to be sold at year-end 2016 and is expected to close in 2017. The non-cash impairments were a result of our key initiative to review our entire portfolio of assets which resulted in business plan changes, inclusive of cash tax savings considerations, to market these properties for sale. In 2015, cost of sales includes $7,781,000 related to multifamily construction contracts we incurred as general contractor and paid to subcontractors associated with our development of a multifamily venture property near Denver compared to $17,393,000 in 2014, associated with two multifamily venture properties. Included in multifamily construction contract costs are charges of $1,531,000 in 2015 reflecting estimated cost increases associated with our fixed fee contracts as general contractor for these two multifamily venture properties compared to $5,107,000 in 2014. Cost of sales in 2015 includes $33,375,000 in carrying value related to Midtown Cedar Hill multifamily property we developed as a merchant builder and sold. In addition, cost of sales includes non-cash impairment charges of $1,044,000 in 2015 and $399,000 in 2014.

Operating expenses consist of:

	For the Year
	2016	2015	2014
	(In thousands)
Employee compensation and benefits	$8,384	$8,989	$10,327
Property taxes	5,996	9,031	6,919
Professional services	5,134	5,749	5,749
Depreciation and amortization	976	7,605	3,741
Other	8,739	9,128	7,385
	$29,229	$40,502	$34,121
The decrease in operating expenses for 2016 is principally related to decrease in depreciation and amortization and property taxes associated with first quarter 2016 sale of Eleven multifamily project and fourth quarter 2015 sale of Midtown Cedar Hill multifamily project. The increase in operating expenses for 2015 when compared with 2014 was primarily due to increase in depreciation and amortization associated with the acquisition of Eleven multifamily project in which we previously held a 25 percent equity interest and completion of Midtown Cedar Hill multifamily project in 2015.
Interest income principally represents interest received on reimbursements from utility and improvement districts. Interest income in year 2014 principally represents earnings from a loan secured by a mixed-use real estate community in Houston that was paid in full in first quarter 2015.
In 2016, gain on sale of assets includes a gain of $95,336,000 related to sale of Radisson Hotel & Suites, a gain of $9,116,000 related to sale of Eleven, a gain of $1,223,000 associated with sale of Dillon, a gain of $10,363,000 related to sale of our interest in 3600,, a gain of $3,968,000 associated with sale of Music Row, a loss of $3,870,000 related to selling the Downtown Edge multifamily site, a gain of $1,219,000 associated with the reduction of a surety bond supporting the 2014 Cibolo Canyons Special Improvement District (CCSID) bond offering and $501,000 of excess hotel occupancy and sales and use tax revenues from CCSID. The surety bond has a balance of $6,631,000 at year-end 2016. The surety bond will decrease as CCSID makes annual ad valorem tax rebate payments to San Antonio Real Estate (SARE) owner of the Resort, which obligation is scheduled to be retired in full by 2020.
In 2015, gain on sale of assets includes a gain of $1,160,000 associated with the reduction of a surety bond in connection with the CCSID bond offering in 2014 and $425,000 of excess hotel occupancy and sales and use tax pledged revenues from CCSID after their payments to the debt service fund.
In 2014, gain on sale of assets principally includes a gain of $10,476,000 associated with a non-monetary exchange of leasehold timber rights on approximately 10,300 acres for 5,400 acres of undeveloped land with a partner in a consolidated venture, a gain of $7,610,000 related to acquiring our partner's interest in the Eleven multifamily venture, a gain of $6,577,000 related to bond proceeds received from Cibolo Canyons Special Improvement District (CCSID) at our Cibolo Canyons project near San Antonio, and a gain of $1,318,000 associated with the sale of a land purchase option contract.
Decreases in equity earnings from our unconsolidated ventures in 2016 compared with 2015 is primarily due to lower residential, commercial and undeveloped sales activity. Increase in equity earnings from our unconsolidated ventures in 2015 compared with 2014 is primarily due to increased lot sales activity associated with two projects in Houston and increased undeveloped land sales from a venture in Atlanta.
We underwrite real estate development projects based on a variety of assumptions incorporated into our development plans, including the timing and pricing of sales and leasing and costs to complete development. Our development plans are periodically reviewed in comparison to our return projections and expectations, and we may revise our plans as business conditions warrant. If as a result of changes to our development plans the anticipated future net cash flows are reduced such that our basis in a project is not fully recoverable, we may be required to recognize a non-cash impairment charge for such project. See Part I, Item 1. Business for information about our net investment in owned and consolidated real estate by geographic location at year-end 2016.

Mineral resources
In 2016, we determined that our owned mineral assets were non-core and that we would explore opportunistically divesting these assets.
At year-end 2016, we classified our non-core mineral assets as held for sale. On February 17, 2017, we sold substantially all of our remaining oil and gas assets for a total purchase price of $85,600,000, of which $75,000,000 was received at closing. The balance of the purchase price is being held in a third-party escrow account pending completion of (a) title review, and (b) transfer of certain mineral interests owned by a venture in which the Company is a member. In first quarter 2017, we expect to recognize a gain on sale of approximately $82,400,000, of which $10,600,000 will be deferred until verification of accepted title for non-producing fee minerals in Texas and Louisiana, transfer of certain mineral interests owned by a venture in which we are a member and release of the escrowed funds. In addition, the Company expects to incur a non-cash charge of $37,900,000 related to oil and gas enterprise goodwill that is impaired due to the sale of substantially all of the Company's remaining oil and gas assets.
Our mineral resources segment is focused on maximizing the value from our owned oil and gas mineral interests through promoting exploration, development and production activities by increasing acreage leased, lease rates, and royalty interests.
A summary of our mineral resources results follows:

	For the Year
	2016	2015	2014
	(In thousands)
Revenues	$5,076	$9,094	$15,690
Cost of mineral resources	(763)	(2,998)	(3,790)
Operating expenses	(1,159)	(2,141)	(3,370)
	3,154	3,955	8,530
Equity in earnings of unconsolidated ventures	173	275	586
Segment earnings (loss)	$3,327	$4,230	$9,116
Revenues consist of:

	For the Year
	2016	2015	2014
	(In thousands)
Oil royalties (a)	$2,905	$5,739	$10,923
Gas royalties	1,304	2,138	3,402
Other (principally lease bonus and delay rentals)	867	1,217	1,365
	$5,076	$9,094	$15,690
 _____________________

(a)	Oil royalties includes revenues from oil, condensate and natural gas liquids (NGLs).

Oil and gas produced and average unit prices related to our royalty interests follows:

	For the Year
	2016	2015	2014
Consolidated entities:
Oil production (barrels)	70,700	106,800	101,900
Average oil price per barrel	$39.74	$50.48	$97.55
NGL production (barrels)	8,000	21,500	23,800
Average NGL price per barrel	$11.84	$16.32	$41.39
Total oil production (barrels), including NGLs	78,700	128,300	125,700
Average total oil price per barrel, including NGLs	$36.91	$44.76	$86.91
Gas production (millions of cubic feet)	633.3	771.9	831.0
Average price per thousand cubic feet	$2.06	$2.77	$4.09
Our share of ventures accounted for using the equity method:
Gas production (millions of cubic feet)	143.5	168.3	199.6
Average price per thousand cubic feet	$1.97	$2.54	$3.94
Total consolidated and our share of equity method ventures:
Oil production (barrels)	70,700	106,800	101,900
Average oil price per barrel	$39.74	$50.48	$97.55
NGL production (barrels)	8,000	21,500	23,800
Average NGL price per barrel	$11.84	$16.32	$41.39
Total oil production (barrels), including NGLs	78,700	128,300	125,700
Average total oil price per barrel, including NGLs	$36.91	$44.76	$86.91
Gas production (millions of cubic feet)	776.8	940.2	1,030.6
Average price per thousand cubic feet	$2.04	$2.73	$4.06
Total BOE (barrel of oil equivalent)(a)	208,200	284,900	297,400
Average price per barrel of oil equivalent	$21.58	$29.15	$50.80
  _____________________

(a)	Gas is converted to barrels of oil equivalent (BOE) using six Mcf to one barrel of oil.
In 2016 and 2015, oil and gas production revenues decreased principally as a result of lower realized oil and gas prices and lower production volumes from our royalty interests.
In 2016, other revenues principally represents $402,000 in lease bonuses received from leasing approximately 2,100 net mineral owned acres for for an average of $191 per acre compared with $996,000 in lease bonuses received from leasing approximately 3,300 net mineral owned acres for an average of $300 per acre in 2015 and $1,244,000 in lease bonus payments in 2014 from leasing approximately 3,900 owned mineral acres for an average of $320 per acre.
Cost of mineral resources consists of:

	For the Year
	2016	2015	2014
	(In thousands)
Depletion and amortization	$85	$209	$498
Exploration costs	103	153	1,689
Production costs	568	814	1,151
Non-cash impairment of proved oil and gas properties	—	1,802	—
Other	7	20	452
	$763	$2,998	$3,790
Cost of mineral resources principally represents our share of oil and gas production severance taxes, which are calculated based on a percentage of oil and gas produced. Cost of mineral resources in 2015 included non-cash impairment charges of $1,802,000 associated with proved oil and gas properties on owned mineral interests.
Operating expenses principally consist of employee compensation and benefits, professional services, property taxes and rent expense. The decrease in operating expenses year over year is primarily due to our key initiative to reduce costs across our entire organization.

Equity in earnings of unconsolidated ventures includes our share of royalty revenue from producing wells in the Barnett Shale gas formation.

Other
Our other segment, all of which is non-core, manages our timber holdings, recreational leases and water resource initiatives. We have approximately 19,000 acres of timberland and undeveloped land we own directly, primarily in Georgia and Texas, which was classified as assets held for sale at year-end 2016. Other segment revenues are principally derived from sales of wood fiber from our land and leases for recreational uses. We have water interests in 1.5 million acres, including a 45 percent nonparticipating royalty interest in groundwater produced or withdrawn for commercial purposes or sold from 1.4 million acres in Texas, Louisiana, Georgia and Alabama, and 20,000 acres of groundwater leases in central Texas, which were classified as assets held for sale at year-end 2016.
A summary of our other results follows:

	For the Year
	2016	2015	2014
	(In thousands)
Revenues	$1,965	$6,652	$9,362
Cost of sales	(5,075)	(3,081)	(3,006)
Operating expenses	(1,687)	(4,330)	(4,419)
	(4,797)	(759)	1,937
Gain on sale and partial termination of timber lease	—	—	3,531
Equity in earnings of unconsolidated ventures	172	151	31
Segment earnings (loss)	$(4,625)	$(608)	$5,499
Revenues consist of:

	For the Year
	2016	2015	2014
	(In thousands)
Fiber	$897	$5,011	$7,050
Water	49	489	1,100
Recreational leases and other	1,019	1,152	1,212
	$1,965	$6,652	$9,362
Fiber sold consists of:

	For the Year
	2016	2015	2014
Pulpwood tons sold	23,400	149,700	209,900
Average pulpwood price per ton	$7.20	$9.71	$10.62
Sawtimber tons sold	35,000	77,000	120,000
Average sawtimber price per ton	$16.74	$20.86	$22.47
Total tons sold	58,400	226,700	329,900
Average stumpage price per ton (a)	$12.91	$13.50	$14.93
 _____________________

(a)	Average stumpage price per ton is based on gross revenues less cut and haul costs.
Fiber revenues decreased in 2016 when compared with 2015 and 2014 due to deferral of timber harvest activity in support of our key initiative to divest our non-core timberland and undeveloped land.
Water revenues for 2016 are related to groundwater royalties from our 45 percent nonparticipating royalty interests in groundwater produced or withdrawn for commercial purposes. Water revenues for 2015 and 2014 are associated with a groundwater reservation agreement with Hays County, Texas, which commenced in 2013 and was terminated in 2015.

Information about our recreational leases follows:

	For the Year
	2016	2015	2014
Average recreational acres leased	75,300	98,300	110,500
Average price per leased acre	$9.98	$9.17	$9.13

Cost of sales principally includes non-cash cost of timber cut and sold and delay rental payments paid to others related to groundwater leases in central Texas. The increase in cost of sales for 2016 is due to a $3,874,000 goodwill non-cash impairment charge related to our water interests in groundwater leases in central Texas as result of entering into an agreement to sell these assets which is expected to close in 2017. Excluding the non-cash impairment charge in 2016, cost of sales decreased due to deferral of timber harvest activity.
Operating expenses principally consist of employee compensation and benefits and professional services. The decrease in operating expenses in 2016 when compared with 2015 and 2014 is primarily due to our key initiative to reduce costs across the entire organization and corresponding reduction in our workforce. Operating expenses associated with our water resources initiatives were $921,000 in 2016, $2,162,000 in 2015 and $2,437,000 in 2014.
Gain on sale and partial termination of timber lease in 2014 includes a $3,366,000 gain associated with partial terminations of a timber lease related to the remaining 2,700 acres of undeveloped land sold from a consolidated venture near Atlanta, Georgia.
Items Not Allocated to Segments
Items not allocated to segments consist of:

	For the Year
	2016	2015	2014
	(In thousands)
General and administrative expense	$(18,274)	$(24,802)	$(21,229)
Share-based and long-term incentive compensation expense	(4,425)	(4,474)	(3,417)
Gain on sale of assets	48,891	—	—
Interest expense	(19,985)	(34,066)	(30,286)
Loss on extinguishment of debt, net	(35,864)	—	—
Other corporate non-operating income	350	256	453
	$(29,307)	$(63,086)	$(54,479)
Unallocated items represent income and expenses managed on a company-wide basis and include general and administrative expenses, share-based and long-term incentive compensation, gain on sale of strategic timberland and undeveloped land, interest expense, loss on extinguishment of debt and other corporate non-operating income and expense. General and administrative expenses principally consist of costs and expenses related to accounting and finance, tax, legal, human resources, internal audit, information technology and our board of directors. These functions support all of our business segments and are not allocated.
General and administrative expense
General and administrative expenses consist of:

	For the Year
	2016	2015	2014
	(In thousands)
Employee compensation and benefits	$9,063	$11,729	$8,948
Professional and consulting services	4,541	6,056	4,647
Facility costs	744	889	928
Insurance costs	704	682	1,115
Depreciation and amortization	404	595	638
Other	2,818	4,851	4,953
	$18,274	$24,802	$21,229

The decrease in general and administrative expense in 2016 when compared with 2015 is primarily due to our key initiative to reduce costs across our entire organization. In 2015, employee compensation and benefits include $3,314,000 of severance charges related to the departure of our former CEO and CFO under employment and separation agreements.
Share-based compensation and Long-term incentive compensation expense
Our share-based compensation expense principally fluctuates due to a portion of our awards being cash-settled and as a result are affected by changes in the market price of our common stock.
In 2016 and 2015, we granted $620,000 and $587,000 of long-term incentive compensation in the form of deferred cash compensation. The 2016 deferred cash awards vest annually over two years, and the 2015 deferred cash awards vest after three years. Both awards provide for accelerated vesting upon retirement, disability, death, or if there is a change in control. Expense associated with deferred cash awards is recognized ratably over the vesting period.
Gain on sale of assets
In 2016, we sold over 58,300 acres of timber and timberland in Georgia and Alabama for $104,172,000 in three transactions generating combined net proceeds of $103,238,000. These transactions resulted in a combined gain on sale of assets of $48,891,000.
Interest expense
The decrease in interest expense in 2016 is due to reducing our debt outstanding by $277,790,000 in 2016 and $323,303,000 since third quarter-end 2015.
Loss on extinguishment of debt, net
In 2016, we retired portions of our 8.5% Senior Secured Notes due 2022 and 3.75% Convertible Senior Notes due 2020 resulting in a net loss on debt extinguishment of $35,864,000, which includes write-off of unamortized debt issuance costs of $5,489,000 and $1,301,000 in other costs related to tender offer advisory services.
Income taxes
Our effective tax rate from continuing operations was 17 percent in 2016, 395 percent in 2015 and 36 percent in 2014. Our 2016 effective tax rate differs from the statutory rate of 35 percent primarily due to a 19 percent benefit from a valuation allowance decrease due to a decrease in our deferred tax assets. Our 2015 effective tax rate is attributable almost entirely to a 348 percent detriment from the recording of a valuation allowance on our deferred tax asset.
Our 2016, 2015 and 2014 effective tax rates include the effect of state income taxes, nondeductible items and benefits from noncontrolling interests.
At year-end 2016 and 2015, we have provided a valuation allowance for our deferred tax asset of $73,405,000 and $97,068,000 respectively for the portion of the deferred tax asset that we have determined is more likely than not to be unrealizable.
In determining our valuation allowance, we assessed available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax asset. A significant piece of objective evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2016, principally driven by impairments of oil and gas and real estate properties. Such evidence limits our ability to consider other subjective evidence, such as our projected future taxable income.
The amount of deferred tax asset considered realizable could be adjusted if negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence, such as our projected future taxable income.

Capital Resources and Liquidity
Sources and Uses of Cash
The consolidated statements of cash flows for 2016, 2015 and 2014 reflects cash flows from both continuing and discontinued operations. We operate in cyclical industries and our cash flows fluctuate accordingly. Our principal sources of cash are proceeds from the sale of real estate and timber, the cash flow from mineral resources and income producing properties, borrowings and reimbursements from utility and improvement districts. Our principal cash requirements are for the acquisition and development of real estate, either directly or indirectly through ventures, taxes, interest and compensation. Operating cash flows are affected by the timing of the payment of real estate development expenditures and the collection of proceeds from the eventual sale of the real estate, the timing of which can vary substantially depending on many factors including the size of the project, state and local permitting requirements and availability of utilities and by the timing of oil and gas leasing and production activities. Working capital varies based on a variety of factors, including the timing of sales of real estate and timber, oil and gas leasing and production activities, collection of receivables, reimbursement from utility and improvement districts and the payment of payables and expenses.
We regularly evaluate alternatives for managing our capital structure and liquidity profile in consideration of expected cash flows, growth and operating capital requirements and capital market conditions. We may, at any time, be considering or be in discussions with respect to the purchase or sale of our common stock, debt securities, convertible securities or a combination thereof.
Cash Flows from Operating Activities
Cash flows from our real estate acquisition and development activities, retail undeveloped land sales, commercial and income producing properties, timber sales, income from oil and gas properties, recreational leases and reimbursements from utility and improvement districts are classified as operating cash flows.
In 2016, net cash provided by operating activities was $66,877,000. The increase in net cash provided by operating activities when compared with 2015 is primarily due to lower real estate acquisition and development expenditures of $81,179,000, proceeds of $34,748,000 from retail undeveloped land sales activity and higher lot sales from owned and consolidated ventures, including proceeds of $19,335,000 from sale of non-core community development projects.
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
In 2016, net cash provided by investing activities was $420,743,000. The increase in net cash provided by investing activities year over year is primarily due to $427,849,000 in net proceeds from the execution of our key initiative to opportunistically divest non-core assets. Non-core asset sales includes $128,764,000 from sale of Radisson Hotel & Suites, $103,238,000 from sale of over 58,300 acres of strategic timberland and undeveloped land, $77,105,000 from sale of certain oil and gas working interest properties, $59,719,000 from sale of Eleven, $25,428,000 from sale of Dillon, $14,703,000 from sale of Music Row, $13,917,000 from sale our interest in 3600 and $4,975,000 from sale of the Downtown Edge multifamily site.
In 2015, net cash used for investing activities was $60,328,000 principally due to our investment of $49,717,000 in oil and gas working interest properties associated with previously committed capital investments related to exploration and production operations and a net investment in unconsolidated ventures of $14,181,000. In addition, we invested $14,690,000 in property and equipment, software and reforestation, of which $5,953,000 is related to capital expenditures for the Radisson Hotel & Suites hotel in Austin, which we sold in 2016. These are partially offset by proceeds from sale of assets of $18,260,000 principally related to sale of certain oil and gas properties.
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

Cash Flows from Financing Activities
In 2016, net cash used for financing activities was $318,264,000 principally due to retirement of $225,245,000 of our 8.5% senior secured notes, $5,000,000 of our 3.75% convertible senior notes, $9,000,000 of payments related to amortizing notes associated with our tangible equity units which are paid in full and our payment in full of $39,336,000 in loans secured by Radisson Hotel & Suites and Eleven multifamily property, which we sold in 2016. In addition, we purchased 283,976 shares of common stock for $3,537,000.
In 2015, net cash used for financing activities was $48,483,000 principally due to our payment in full of a $24,166,000 loan secured by Midtown Cedar Hill, retirement of $19,440,000 of our 8.50% senior secured notes and $9,000,000 of payments related to amortizing notes associated with our tangible equity units.
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
We categorize real estate development and acquisition expenditures as operating activities on the statement of cash flows. These development and acquisition expenditures include costs for development of residential lots and mixed-used communities.

A summary of our real estate acquisition and development expenditures is shown below:

		2016	2015	2014
		(In thousands)
Community Development	Market
Acquisitions:
Ansley Park	Charlotte	—	5,339	—
Beckwith Crossing	Nashville	—	—	1,294
Dove Mountain	Tucson	—	5,861	—
Cielo	Denver	3,783
Imperial Forest	Houston	—	—	5,343
Morgan Farms	Nashville	—	—	146
Moss Creek	Charlotte	1,178
River's Edge	Dallas	—	—	1,277
Scales Farmstead	Nashville	1,139	3,345	—
Walden	Charlotte	—	12,100	—
Weatherford Estates	Nashville	—	—	855
West Oaks	Atlanta	—	1,657	—
Woodtrace	Houston	—	1,424	8,622
Development:
Owned projects	Various	62,919	63,401	50,506
Consolidated venture projects	Various	9,794	10,534	3,905

Multifamily
Acquisitions and Development:
Pre-acquisition projects	Various	(397)	1,616	910
Midtown	Dallas	—	1,860	25,034
Acklen (a)	Nashville	—	—	(7,191)
HiLine (a)	Denver	—	—	(9,372)
Dillon	Charlotte	—	—	2,905
Music Row	Nashville	—	—	6,757
Downtown Edge	Austin	—	—	11,286
West Austin	Austin	—	—	8,456

Undeveloped Land/Mitigation
Acquisitions:
Crescent Hills	San Antonio	—	—	1,829
Development:
Owned projects	Various	2,763	851	2,132
Total		$81,179	$107,988	$114,694
  _____________________

(a)	Includes reimbursements received from the ventures for land and pre-development costs previously incurred.
Liquidity
Senior Credit Facility
In 2016, we reduced the revolving commitment provided by our senior secured credit facility, which matures on May 15, 2017 (with two one year extension options), from $300,000,000 to $125,000,000, none of which was drawn at year-end 2016. The revolving line of credit may be prepaid at any time without penalty. The revolving line of credit includes a $100,000,000 sublimit for letters of credit, of which $14,850,000 is outstanding at year-end 2016. Total borrowings under our senior secured credit facility (including the face amount of letters of credit) may not exceed a borrowing base formula.
At year-end 2016, net unused borrowing capacity under our senior secured credit facility is calculated as follows:

Senior Credit Facility
(In thousands)
Borrowing base availability	$86,112
Less: borrowings	—
Less: letters of credit	(14,850)
Net unused borrowing capacity	$71,262

Our net unused borrowing capacity for the year 2016 ranged from a high of $284,426,000 to a low of $71,262,000. Certain non-core assets support the borrowing base under our senior secured credit facility so we expect our borrowing capacity to continue to be reduced as certain non-core assets are sold. This facility is used primarily to fund our operating cash needs, which fluctuate due to timing of residential and commercial real estate sales, undeveloped land sales, oil and gas leasing, exploration and production activities and mineral lease bonus payments received, timber sales, reimbursements from utility and improvement districts, payment of payables and expenses and capital expenditures.
Our debt agreements contain financial covenants customary for such agreements including minimum levels of interest coverage and limitations on leverage. At year-end 2016, we were in compliance with the financial covenants of these agreements.
The following table details our compliance with the financial covenants calculated as provided in the senior secured credit facility:

Financial Covenant	Requirement	Year-End 2016
Interest Coverage Ratio (a)	≥ 2.50:1.0	12.01
Total Leverage Ratio (b)	≤ 50%	29.2%
Tangible Net Worth (c)	≥ $426.3 million	$545.2 million
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

(c)
Calculated as the amount by which consolidated total assets (excluding Credo acquisition goodwill over $50,000,000) exceed consolidated total liabilities. At year-end 2016, the requirement is $426,312,000 computed as: $379,044,000 plus 85 percent of the aggregate net proceeds received by us from any equity offering, plus 75 percent of all positive net income, on a cumulative basis since third quarter-end 2015. This covenant is applied at the end of each quarter.

To make additional discretionary investments, acquisitions, or distributions, we must maintain available liquidity equal to 10 percent of the aggregate commitments in place. At year-end 2016 the minimum liquidity requirement was $12,500,000, compared with $332,927,000 in actual available liquidity based on the unused borrowing capacity under our senior secured credit facility plus unrestricted cash and cash equivalents. The failure to maintain such minimum liquidity does not constitute a default or event of default of our senior secured credit facility.
Discretionary investments in community development may be restricted in the event that the revenue/capital expenditure ratio is less than or equal to 1.0x. As of year-end 2016, the revenue/capital expenditure ratio was 2.4x. Revenue is defined as total gross revenues (excluding revenues attributed to certain oil and gas operations and multifamily properties), plus our pro rata share of the operating revenues from unconsolidated ventures. Capital expenditures are defined as consolidated development and acquisition expenditures (excluding investments related to certain oil and gas operations and multifamily properties), plus our pro rata share of unconsolidated ventures’ development and acquisition expenditures.
We may elect to make distributions to stockholders so long as the total leverage ratio is less than 40 percent, the interest coverage ratio is greater than 3.0:1.0 and available liquidity is not less than $125,000,000, all of which were satisfied at year-end 2016. Regardless of whether the foregoing conditions are satisfied, we may make distributions in an aggregate amount not to exceed $50,000,000 to be funded from up to 65% of the net proceeds from sales of multifamily properties and non-core assets, such as the Radisson Hotel & Suites in Austin, and any oil and gas properties.
3.75% Convertible Senior Notes due 2020
In 2013, we issued $125,000,000 aggregate principal amount of 3.75% convertible senior notes due 2020 (Convertible Notes). Interest on the Convertible Notes is payable semiannually at a rate of 3.75 percent per annum and they mature on March 1, 2020. The Convertible Notes have an initial conversion rate of 40.8351 per $1,000 principal amount. The initial conversion rate is subject to adjustment upon the occurrence of certain events. Prior to November 1, 2019, the Convertible Notes are convertible only upon certain circumstances, and thereafter are convertible at any time prior to the close of business on the second scheduled trading day prior to maturity. If converted, holders will receive cash, shares of our common stock or a combination thereof at our election. We intend to settle the principal amount of the Convertible Notes in cash upon conversion, with any excess conversion value to be settled in shares of our common stock. In 2016, we purchased $5,000,000 of Convertible Notes at 93.25% of face value in open market transactions for $4,662,500 and we allocated $4,452,000 to extinguish the debt and $211,000 to reacquire the equity component within the convertible notes based on the fair value of the debt component. We recognized a $110,000 loss on extinguishment of debt based on the difference between the fair value of the debt component prior to conversion and the carrying value of the debt component. Total loss on extinguishment of debt including write-off of debt issuance costs allocated to the repurchased notes was $183,000. The aggregate principal outstanding at year-end 2016, net of discount and unamortized financing fees, was $104,673,000.
8.50% Senior Secured Notes due 2022
In 2014, we issued $250,000,000 aggregate principal of 8.50% Senior Secured Notes due 2022 (Notes). The Notes will mature on June 1, 2022 and interest on the Notes is payable semiannually at a rate of 8.5 percent per annum in arrears. In 2016, we completed a cash tender offer for our Notes, pursuant to which we purchased $215,495,000 principal amount (representing approximately 97.6% outstanding) of the Notes. Total consideration paid was $245,604,000, which included $29,091,000 in premium at 113.5% and $1,018,000 in accrued and unpaid interest. In addition, we received consent from holders of the Notes to eliminate or modify certain covenants, events of default and other provisions contained in the indenture governing the Notes, and to release the subsidiary guarantees and collateral securing the Notes. We also purchased $9,750,000 principal amount of the Notes between 99% and 99.95% of face value principal amount of the Notes in open market transactions. The 2016 tender offer and open market purchases resulted in a $35,681,000 loss on extinguishment of debt, which includes the premium paid to repurchase the Notes, write-off of unamortized debt issuance costs of $5,416,000 and $1,301,000 in other costs related to tender offer advisory services. In 2015, we purchased $19,440,000 principal amount of Notes at 97% of face value, resulting in a gain of $589,000 on the early extinguishment of the retired Notes, offset by the write-off of unamortized debt issuance costs of $506,000 allocated to the retired Notes. The aggregate principal outstanding at year-end 2016, net of unamortized financing fees, was $5,200,000.
6.00% Tangible Equity Units
In 2013, we issued $150,000,000 aggregate principal amount of 6.00% tangible equity units (Units). The total offering was 6,000,000 Units, including 600,000 exercised by the underwriters, each with a stated amount of $25.00. Each Unit is comprised of (i) a prepaid stock purchase contract to be settled by delivery of a number of shares of our common stock, par value $1.00 per share, to be determined pursuant to a purchase contract agreement, and (ii) a senior amortizing note due December 15, 2016 that has an initial principal amount of $4.2522, bears interest at a rate of 4.50% per annum and has a final installment payment date of December 15, 2016. On December 15, 2016, we made the final installment payment of principal and accrued interest and issued 7,857,000 shares upon settlement of the stock purchase contract based on the applicable market value, as defined in the purchase contract agreement associated with issuance of the Units.
Other Notes
In 2016, a secured promissory note of $15,400,000 was paid in full in connection with sale of the Radisson Hotel & Suites, a 413 guest room hotel located in Austin, for $130,000,000.
In 2016, other indebtedness decreased principally as result of selling Eleven, a 257-unit multifamily project in Austin, for $60,150,000 and paying in full the associated debt of $23,936,000.
Contractual Obligations
At year-end 2016, contractual obligations consist of:

	Payments Due or Expiring by Year
	Total	2017	2018-19	2020-21	Thereafter
	(In thousands)
Debt (a) (b)	$125,801	$—	$486	$120,000	$5,315
Interest payments on debt	16,772	4,989	9,941	1,654	188
Purchase obligations	18,095	18,095	—	—	—
Operating leases	4,402	2,267	1,891	244	—
Performance bond (a)	6,631	6,631	—	—	—
Standby letter of credit (a)	6,846	6,846	—	—	—
Total	$178,547	$38,828	$12,318	$121,898	$5,503
  _____________________

(a)	Items included in our balance sheet.

(b)	Gross debt excluding unamortized discount and financing fees.
Interest payments on debt include interest payments related to our fixed rate debt and estimated interest payments related to our variable rate debt. Estimated interest payments on variable rate debt were calculated assuming that the outstanding balances and interest rates that existed at year-end 2016 remain constant through maturity.
Purchase obligations are defined as legally binding and enforceable agreements to purchase goods and services. Our purchase obligations include open commitments for land acquisition and development related to community development projects.
Our operating leases are for facilities, equipment and groundwater. We lease approximately 22,000 square feet of office space in Austin as our corporate headquarters. At year-end 2016, the remaining contractual obligation for our Austin office is $1,983,000. We also lease office space in other locations in support of our business operations. The total remaining contractual obligations for these leases is $1,925,000. Also included are groundwater leases for about 20,000 acres in central Texas with remaining contractual obligations of $494,000.
The performance bond and standby letter of credit were provided in support of a bond issuance by CCSID. Please read Cibolo Canyons — San Antonio, Texas for additional information.
Off-Balance Sheet Arrangements
From time to time, we enter into off-balance sheet arrangements to facilitate our operating activities. At year-end 2016, our off-balance sheet unfunded arrangements, excluding contractual interest payments, purchase obligations, operating lease obligations and venture contributions included in the table of contractual obligations, consist of:

	Payments Due or Expiring by Year
	Total	2017	2018-19	2020-21	Thereafter
	(In thousands)
Performance bonds	$8,757	$8,197	$560	$—	$—
Standby letters of credit	8,005	7,366	639	—	—
Recourse obligations	543	362	100	81	—
Total	$17,305	$15,925	$1,299	$81	$—
In 2014, FMF Littleton LLC, an equity method venture in which we own a 25 percent interest, obtained a senior secured construction loan in the amount of $46,384,000 to develop a 385-unit multifamily project located in Littleton, Colorado. The outstanding balance was $44,446,000 at year-end 2016. We provided the lender with a guaranty of completion of the improvements; a guaranty for repayment of 25 percent of the principal balance and unpaid accrued interest; and a standard nonrecourse carve-out guaranty. The principal guaranty will reduce from 25 percent of principal to ten percent upon achievement of certain conditions.
In 2014, CREA FMF Nashville LLC, an equity method venture in which we own a 30 percent interest, obtained a senior secured construction loan in the amount of $51,950,000 to develop a 320-unit multifamily project located in Nashville, Tennessee. The outstanding balance at year-end 2016 was $37,446,000. We provided the lender with a guaranty of completion of the improvements; a guaranty for repayment of 25 percent of the principal balance and unpaid accrued interest; and a standard nonrecourse carve-out guaranty. The principal guaranty will reduce from 25 percent of principal to zero percent upon achievement of certain conditions.
Cibolo Canyons — San Antonio, Texas
Cibolo Canyons consists of the JW Marriott® San Antonio Hill Country Resort & Spa development owned by third parties and a mixed-use development we own. We have about $44,905,000 invested in Cibolo Canyons at year-end 2016, all of which is related to the mixed-use development.
Mixed-Use Development
The mixed-use development we own consists of 2,100 acres planned to include 1,791 residential lots and 155 commercial acres designated for multifamily and retail uses, of which 1,142 lots and 97 commercial acres have been sold through year-end 2016.
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
Through year-end 2016, we have submitted reimbursement approval for $54,376,000 of infrastructure costs, of which we have received reimbursements totaling $45,132,000, of which $10,430,000 was received in 2016. At year-end 2016, we have $9,244,000 in pending approved reimbursements, excluding interest.
Resort Hotel, Spa and Golf Development
In 2007, we entered into agreements to facilitate third-party construction and ownership of the JW Marriott® San Antonio Hill Country Resort & Spa, which includes a 1,002 room destination resort and two PGA Tour® Tournament Players Club® (TPC) golf courses.
In exchange for our commitment to the resort, the third-party owners assigned to us certain rights under an agreement between the third-party owners and CCSID. This agreement includes the right to receive from CCSID nine percent of hotel occupancy revenues and 1.5 percent of other resort sales revenues collected as taxes by the CCSID through 2034. The amount we receive will be net of annual ad valorem tax reimbursements by CCSID to the third-party owners of the resort through 2020. In addition, these payments will be net of debt service on bonds issued by CCSID collateralized by hotel occupancy tax (HOT) and other resort sales tax through 2034. The amounts we collect under this agreement are dependent on several factors including the amount of revenues generated by and ad valorem taxes imposed on the Resort and the amount of any applicable debt service incurred by CCSID. The amount we receive is net of annual ad valorem tax reimbursements by CCSID to the third-party owners of the resort through 2020. In addition, these payments will be net of debt service on bonds issued in 2014 by CCSID as discussed below which are collateralized by hotel occupancy tax (HOT) and other resort sales tax through 2034.
In 2014, we received $50,550,000 from CCSID under 2007 Economic Development Agreements (EDA) related to its issuance of $48,900,000 HOT and Sales and Use Tax Revenue Bonds, resulting in recovery of our full Resort investment. These bonds are obligations solely of CCSID and are payable from HOT and sales and use taxes levied on the Resort by CCSID. To facilitate the issuance of the bonds, we provided a $6,846,000 letter of credit to the bond trustee as security for certain debt service fund obligations in the event CCSID tax collections are not sufficient to support payment of the bonds in accordance with their terms. The letter of credit must be maintained until the earlier of redemption of the bonds or scheduled bond maturity in 2034. We also entered into an agreement with the owner of the Resort to assign its senior rights to us in exchange for consideration provided by us, including a surety bond to be drawn if CCSID tax collections are not sufficient to support ad valorem tax rebates payable. The surety bond has a balance of $6,631,000 at year-end 2016. The surety bond decreases as CCSID makes annual ad valorem tax rebate payments, which obligation is scheduled to be retired in full by 2020. All future receipts are expected to be recognized as gains in the period collected. We received $501,000 in 2016.
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
At year-end 2016, we have divested substantially all of our oil and gas working interest assets and have classified our owned mineral assets as assets held for sale. Critical accounting estimates related to oil and gas properties such as accrued oil and gas revenue, impairment of oil and gas properties, oil and gas reserves and asset retirement obligations are not material to our financial statements for year-end 2016 but are disclosed to provide our policies and impact on our financial condition and results of operations for the years ended 2015 and 2014.

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

•
Impairment of Real Estate Long-Lived Assets — Measuring real estate assets for impairment requires estimating the future undiscounted cash flows based on our intentions as to holding periods, and the residual value of assets under review, primarily undeveloped land. If the carrying amount exceeds the estimated undiscounted future cash flows, we will adjust the carrying amount of the real estate long-lived assets to fair value. Depending on the asset under review, we use varying methods to determine fair value, such as discounting expected future cash flows, determining resale values by market, or applying a capitalization rate to net operating income using prevailing rates in a given market. Changes in economic conditions, demand for real estate, and the projected net operating income for a specific property will inevitably change our estimates.

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

•
Oil and Gas Reserves — The estimation of oil and gas reserves is a significant estimate which affects the amount of non-cash depletion expense we record as well as impairment analysis we perform. On an annual basis, we engage an independent petroleum engineering firm to assist us in preparing estimates of oil and gas reserves based on available geologic and seismic data, reservoir pressure data, core analysis reports, well logs, analogous reservoir performance history, production data and other available sources of engineering, geological and geophysical information. Oil and gas prices are volatile and largely affected by worldwide or domestic production and consumption and are outside our control.

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

•
Share-Based Compensation — We use the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the stock price as well as assumptions regarding a number of other variables. These variables include expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors (term of option), risk-free interest rate and expected dividends. The expected life was based on the simplified method utilizing the midpoint between the vesting period and the contractual life of the awards. The expected stock price volatility was determined using a blend of historical and implied volatility. Pre-vesting forfeitures are estimated based upon the pool of participants and their expected activity and historical trends. We use Monte Carlo simulation pricing model to determine the fair value of market-leveraged stock units (MSU's) and stock option awards with market condition. A typical Monte Carlo exercise simulates a distribution of stock prices to yield an expected distribution of stock prices at the end of the performance period. The simulations are repeated many times in order to derive a probabilistic assessment of stock performance. The stock-paths are simulated using assumptions which include expected stock price volatility and risk-free interest rate.

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
Interest Rate Risk
We have no significant exposure to interest rate risk as it relates to our variable-rate debt of $485,000 at year-end 2016, maturing in 2018.
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
Management conducted the required assessment of the effectiveness of our internal control over financial reporting as of year-end. Based upon this assessment, management believes that our internal control over financial reporting is effective as of year-end 2016.
Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Form 10-K, has also audited our internal control over financial reporting. Their attestation report follows this report of management.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Forestar Group Inc.

We have audited Forestar Group Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Forestar Group Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Forestar Group Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Forestar Group Inc. as of December 31, 2016 and 2015, and the related consolidated statements of income (loss) and comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2016 of Forestar Group Inc. and our report dated March 3, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Austin, Texas
March 3, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Forestar Group Inc.

We have audited the accompanying consolidated balance sheets of Forestar Group Inc. as of December 31, 2016 and 2015, and the related consolidated statements of income (loss) and comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Forestar Group Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Forestar Group Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 3, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Austin, Texas
March 3, 2017

FORESTAR GROUP INC.
CONSOLIDATED BALANCE SHEETS

	At Year-End
	2016	2015
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$265,798	$96,442
Real estate, net	293,003	586,715
Assets of discontinued operations	14	104,967
Assets held for sale	30,377	—
Investment in unconsolidated ventures	77,611	82,453
Timber	—	7,683
Receivables, net	8,931	19,025
Income taxes receivable	10,867	12,056
Prepaid expenses	2,000	3,116
Property and equipment, net	3,116	10,732
Deferred tax asset, net	323	—
Goodwill and other intangible assets	37,900	43,455
Other assets	3,268	5,602
TOTAL ASSETS	$733,208	$972,246
LIABILITIES AND EQUITY
Accounts payable	$4,804	$11,617
Accrued employee compensation and benefits	4,126	5,547
Accrued property taxes	2,008	4,529
Accrued interest	1,585	3,267
Deferred tax liability, net	—	1,037
Earnest money deposits	10,511	10,214
Other accrued expenses	12,598	14,556
Liabilities of discontinued operations	5,295	11,192
Liabilities held for sale	103	—
Other liabilities	19,702	24,657
Debt, net	110,358	381,515
TOTAL LIABILITIES	171,090	468,131
COMMITMENTS AND CONTINGENCIES
EQUITY
Forestar Group Inc. shareholders’ equity:
Common stock, par value $1.00 per share, 200,000,000 authorized shares, 44,803,603 issued at December 31, 2016 and 36,946,603 issued at December 31, 2015	44,804	36,947
Additional paid-in capital	553,005	561,850
Retained earnings (Accumulated deficit)	12,602	(46,046)
Treasury stock, at cost, 3,187,253 shares at December 31, 2016 and 3,203,768 shares at December 31, 2015	(49,760)	(51,151)
Total Forestar Group Inc. shareholders’ equity	560,651	501,600
Noncontrolling interests	1,467	2,515
TOTAL EQUITY	562,118	504,115
TOTAL LIABILITIES AND EQUITY	$733,208	$972,246
Please read the notes to the consolidated financial statements.

FORESTAR GROUP INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

	For the Year
	2016	2015	2014
	(In thousands, except per share amounts)
REVENUES
Real estate sales and other	$176,535	$120,022	$171,672
Commercial and income producing properties	13,738	82,808	41,440
Real estate	190,273	202,830	213,112
Mineral resources	5,076	9,094	15,690
Other	1,965	6,652	9,362
	197,314	218,576	238,164
COST AND EXPENSES
Cost of real estate sales and other	(147,653)	(52,640)	(86,432)
Cost of commercial and income producing properties	(15,442)	(61,251)	(37,332)
Cost of mineral resources	(763)	(2,998)	(3,790)
Cost of other	(5,075)	(3,081)	(3,006)
Other operating	(33,177)	(48,996)	(44,326)
General and administrative	(21,597)	(27,253)	(22,230)
	(223,707)	(196,219)	(197,116)
GAIN ON SALE OF ASSETS	166,747	1,585	29,512
OPERATING INCOME	140,354	23,942	70,560
Equity in earnings of unconsolidated ventures	6,123	16,008	8,685
Interest expense	(19,985)	(34,066)	(30,286)
Loss on extinguishment of debt, net	(35,864)	—	—
Other non-operating income	1,718	3,006	8,588
INCOME FROM CONTINUING OPERATIONS BEFORE TAXES	92,346	8,890	57,547
Income tax expense	(15,302)	(35,131)	(20,850)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	77,044	(26,241)	36,697
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAXES	(16,865)	(186,130)	(19,609)
CONSOLIDATED NET INCOME (LOSS)	60,179	(212,371)	17,088
Less: Net (income) attributable to noncontrolling interests	(1,531)	(676)	(505)
NET INCOME (LOSS) ATTRIBUTABLE TO FORESTAR GROUP INC.	$58,648	$(213,047)	$16,583
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	34,546	34,266	35,317
Diluted	42,334	34,266	43,596
NET INCOME (LOSS) PER BASIC SHARE
Continuing operations	$1.80	$(0.79)	$0.84
Discontinued operations	$(0.40)	$(5.43)	$(0.46)
NET INCOME (LOSS) PER BASIC SHARE	$1.40	$(6.22)	$0.38
NET INCOME (LOSS) PER DILUTED SHARE
Continuing operations	$1.78	$(0.79)	$0.83
Discontinued operations	$(0.40)	$(5.43)	$(0.45)
NET INCOME (LOSS) PER DILUTED SHARE	$1.38	$(6.22)	$0.38
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO FORESTAR GROUP INC.	$58,648	$(213,047)	$16,583
Please read the notes to the consolidated financial statements.

FORESTAR GROUP INC.
CONSOLIDATED STATEMENTS OF EQUITY

		Forestar Group Inc. Shareholders' Equity
		Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings (Accumulated Deficit)	Non-controlling Interests
	Total	Shares	Amount		Shares	Amount
	(In thousands, except per share amounts)
Balance at December 31, 2013	$715,397	36,946,603	$36,947	$556,676	(2,199,666)	$(34,196)	$150,418	$5,552
Net income	17,088	—	—	—	—	—	16,583	505
Distributions to noncontrolling interest	(4,171)	—	—	—	—	—	—	(4,171)
Contributions from noncontrolling interest	2,585	—	—	—	—	—	—	2,585
Dissolution of noncontrolling interests	1,342	—	—	—	—	—	—	1,342
Purchase of noncontrolling interests, net	(6,242)	—	—	(2,969)	—	—	—	(3,273)
Issuances of common stock for vested share-settled units	—	—	—	(2,567)	164,914	2,567	—	—
Issuances from exercises of pre-spin stock options, net of swaps	877	—	—	(43)	60,823	920	—	—
Issuances from exercises of stock options, net of swaps	329	—	—	(333)	45,062	662	—	—
Shares withheld for payroll taxes	(1,043)	—	—	(4)	(55,238)	(1,039)	—	—
Shares repurchased	(24,595)	—	—	—	(1,491,187)	(24,595)	—	—
Forfeitures of restricted stock awards	—	—	—	10	(9,986)	(10)	—	—
Share-based compensation	8,033	—	—	8,033	—	—	—	—
Tax benefit from exercise of restricted stock units and stock options and vested restricted stock	142	—	—	142	—	—	—	—
Balance at December 31, 2014	$709,742	36,946,603	$36,947	$558,945	(3,485,278)	$(55,691)	$167,001	$2,540
Net income (loss)	(212,371)	—	—	—	—	—	(213,047)	676
Distributions to noncontrolling interest	(701)	—	—	—	—	—	—	(701)
Issuances of common stock for vested share-settled units	—	—	—	(5,362)	335,611	5,362	—	—
Issuances from exercises of pre-spin stock options, net of swaps	31	—	—	(33)	3,999	64	—	—
Shares withheld for payroll taxes	(762)	—	—	(1)	(51,521)	(761)	—	—
Forfeitures of restricted stock awards	—	—	—	125	(6,579)	(125)	—	—
Share-based compensation	8,576	—	—	8,576	—	—	—	—
Tax benefit from exercise of restricted stock units and stock options and vested restricted stock	(400)	—	—	(400)	—	—	—	—
Balance at December 31, 2015	$504,115	36,946,603	$36,947	$561,850	(3,203,768)	$(51,151)	$(46,046)	$2,515
Net income	60,179	—	—	—	—	—	58,648	1,531
Distributions to noncontrolling interests	(2,579)	—	—	—	—	—	—	(2,579)
Issuances of common stock for vested share-settled units	—	—	—	(4,570)	288,397	4,570	—	—
Issuances from exercises of stock options, net of swaps	328	—	—	(224)	35,406	552	—	—
Shares withheld for payroll taxes	(222)	—	—	(28)	(23,312)	(194)	—	—
Shares repurchased	(3,537)	—	—	—	(283,976)	(3,537)	—	—
Share-based compensation	4,045	—	—	4,045	—	—	—	—
Settlement of tangible equity units	—	7,857,000	7,857	(7,857)	—	—	—	—
Reacquisition of equity component related to convertible debt	(211)	—	—	(211)	—	—	—	—
Balance at December 31, 2016	$562,118	44,803,603	$44,804	$553,005	(3,187,253)	$(49,760)	$12,602	$1,467
Please read the notes to the consolidated financial statements.

FORESTAR GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year
	2016	2015	2014
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$60,179	$(212,371)	$17,088
Adjustments:
Depreciation, depletion and amortization	11,447	45,085	41,715
Change in deferred income taxes	(1,360)	41,261	1,645
Equity in earnings of unconsolidated ventures	(6,123)	(16,008)	(8,685)
Distributions of earnings of unconsolidated ventures	7,719	12,741	5,721
Share-based compensation	4,037	4,246	3,417
Real estate cost of sales	98,412	87,733	84,665
Dry hole and unproved leasehold impairment costs	—	67,639	29,528
Real estate development and acquisition expenditures, net	(81,179)	(107,988)	(114,694)
Reimbursements from utility and improvement districts	27,107	15,176	66,047
Asset impairments	60,939	108,184	15,934
Loss on debt extinguishment, net	35,864	—	—
Gain on sale of assets	(153,083)	(879)	(38,038)
Other	5,359	4,680	5,887
Changes in:
Notes and accounts receivables	13,214	(978)	10,704
Prepaid expenses and other	(133)	3,026	2,180
Accounts payable and other accrued liabilities	(16,711)	(11,868)	(4,653)
Income taxes	1,189	(4,553)	(11,379)
Net cash provided by operating activities	66,877	35,126	107,082
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, equipment, software, reforestation and other	(6,138)	(14,690)	(16,398)
Oil and gas properties and equipment	(579)	(49,717)	(101,145)
Acquisition of partner's interest in unconsolidated multifamily venture, net of cash	—	—	(20,155)
Acquisition of oil and gas properties	—	—	(1,100)
Investment in unconsolidated ventures	(6,089)	(26,349)	(14,692)
Proceeds from sale of assets	427,849	18,260	21,962
Return of investment in unconsolidated ventures	5,700	12,168	1,797
Net cash provided by (used for) investing activities	420,743	(60,328)	(129,731)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of senior secured notes, net	—	—	241,947
Payments of debt	(315,229)	(58,220)	(225,481)
Additions to debt	3,184	11,463	22,593
Deferred financing fees	—	(295)	(3,217)
Distributions to noncontrolling interests, net	(2,579)	(701)	(3,146)
Purchase of noncontrolling interests	—	—	(7,971)
Repurchases of common stock	(3,537)	—	(24,595)
Other	(103)	(730)	339
Net cash (used for) provided by financing activities	(318,264)	(48,483)	469
Net increase (decrease) in cash and cash equivalents	169,356	(73,685)	(22,180)
Cash and cash equivalents at beginning of year	96,442	170,127	192,307
Cash and cash equivalents at year-end	$265,798	$96,442	$170,127
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$14,790	$27,330	$22,936
Income taxes paid (refunds)	$10,205	$(4,077)	$18,322
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
Capitalized interest	$2,838	$2,938	$1,154
Noncontrolling interests	$—	$—	$2,904
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
At year-end 2016, we have divested substantially all of our oil and gas working interest properties. As a result of this significant change in our operations, we have reported the results of operations and financial position of these assets as discontinued operations within the consolidated statements of income (loss) and comprehensive income (loss) and consolidated balance sheets for all periods presented. In addition, in second quarter 2016, we changed the name of the oil and gas segment to mineral resources to reflect the strategic shift from oil and gas working interest investments to owned mineral interests. We also changed the name of the other natural resources segment to other.
Cash and Cash Equivalents
Cash and cash equivalents include cash and other short-term instruments with original maturities of three months or less. At year-end 2016 and 2015, restricted cash was $275,000 and $200,000 and is included in other assets.
Cash Flows
The consolidated statements of cash flows for 2016, 2015 and 2014 reflect cash flows from both continuing and discontinued operations. Expenditures for the acquisition and development of single-family and multifamily real estate that we intend to develop for sale are classified as operating activities. Expenditures for the acquisition and development of properties to be held and operated, investment in oil and gas properties and equipment, and business acquisitions are classified as investing activities. Our accrued capital expenditures for unproved leasehold acquisitions and drilling and completion costs at year-end 2016 and 2015 were $834,000 and $7,033,000 and are included in liabilities of discontinued operations in our consolidated balance sheets. These oil and gas property additions will be reflected as cash used for investing activities in the period the accrued payables are settled.
Capitalized Software
We capitalize purchased software costs as well as the direct internal and external costs associated with software we develop for our own use. We amortize these capitalized costs using the straight-line method over estimated useful lives generally ranging from three to five years. The carrying value of capitalized software was $52,000 at year-end 2016 and $237,000 at year-end 2015 and is included in other assets. The amortization of these capitalized costs was $155,000 in 2016, $996,000 in 2015 and $1,067,000 in 2014 and is included in general and administrative and operating expenses.
Environmental and Asset Retirement Obligations
We recognize environmental remediation liabilities on an undiscounted basis when environmental assessments or remediation are probable and we can reasonably estimate the cost. We adjust these liabilities as further information is obtained or circumstances change. Our asset retirement obligations are related to the abandonment and site restoration requirements that result from the acquisition, construction and development of oil and gas working interest properties, which we have divested substantially all at year-end 2016. We record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Accretion expense related to the asset retirement obligation and depletion expense related to capitalized asset retirement costs are included in cost of mineral resources and in discontinued operations on our consolidated statements of income (loss) and comprehensive income (loss). Our asset retirement obligations are recorded in liabilities held for sale at year-end 2016 and in other liabilities and liabilities of discontinued operations at year-end 2015.

The following summarizes the changes in asset retirement obligations:

	Year-End
	2016	2015
	(In thousands)
Beginning balance	$1,758	$1,807
Additions	6	65
Oil and gas working interest property dispositions	(1,610)	(119)
Liabilities settled	(107)	(139)
Accretion expense	56	144
	$103	$1,758
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
In 2016, we performed our annual goodwill impairment evaluation and concluded that goodwill related to our mineral interest assets was not impaired at year-end 2016 as the estimated fair value exceeded the carrying value. On February 17, 2017, we sold substantially all of the Company's remaining oil and gas assets for $85,600,000. Please read Note 21—Subsequent Events for additional information about these items.
In addition, we performed our annual goodwill impairment evaluation and concluded that goodwill related to our central Texas water assets was impaired at year-end 2016 as the estimated fair value exceeded the carrying value. We recorded a $3,874,000 non-cash impairment charge as a result of entering into an agreement to sell these assets. At year-end 2016, our central Texas water assets are classified as held for sale.
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
Owned Mineral Interests
When we lease our mineral interests to third-party exploration and production entities, we retain a royalty interest and may take an additional participation in production, including a working interest. At year-end 2016, mineral interests and any remaining oil and gas working interests are included in assets held for sale.
Oil and Gas Properties (Discontinued Operations)
We use the successful efforts method of accounting for our oil and gas producing activities. Costs to acquire mineral interests leased, costs to drill and complete development of oil and gas wells and related asset retirement costs are capitalized. Costs to drill exploratory wells are capitalized pending determination of whether the wells have proved reserves and if determined incapable of producing commercial quantities of oil and gas these costs are expensed as dry hole costs. At year-end 2016, we have no capitalized exploratory well costs pending determination of proved reserves. Exploration costs include dry hole costs, geological and geophysical costs, expired unproved leasehold costs and seismic studies, and are expensed as incurred. Production costs incurred to maintain wells and related equipment are charged to expense as incurred.
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
The assessment of unproved leasehold properties to determine any possible impairment requires significant judgment. We assess our unproved leasehold properties periodically for impairment on a property-by-property basis based on remaining lease terms, drilling results or future plans to develop acreage. Impairment expense for proved and unproved oil and gas properties are included in cost of mineral resources and cost of oil and gas producing activities in discontinued operations.
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
Property and Equipment
We carry property and equipment at cost less accumulated depreciation. We capitalize the cost of significant additions and improvements, and we expense the cost of repairs and maintenance. We capitalize interest costs incurred on major construction projects. We depreciate these assets using the straight-line method over their estimated useful lives as follows:

	Estimated	Year-End
	Useful Lives	2016	2015
		(In thousands)
Buildings and building improvements	10 to 40 years	$2,700	$4,044
Property and equipment	2 to 10 years	4,957	12,230
		7,657	16,274
Less: accumulated depreciation		(4,541)	(5,542)
		$3,116	$10,732
Depreciation expense of property and equipment was $889,000 in 2016, $1,067,000 in 2015 and $903,000 in 2014.
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
Impairment of Real Estate Long-Lived Assets
We review real estate long-lived assets held for use for impairment when events or circumstances indicate that their carrying value may not be recoverable. Impairment exists if the carrying amount of the long-lived asset is not recoverable from the undiscounted cash flows expected from its use and eventual disposition. We determine the amount of the impairment loss by comparing the carrying value of the long-lived asset to its estimated fair value. In the absence of quoted market prices, we determine estimated fair value generally based on the present value of future probability weighted cash flows expected from the sale of the long-lived asset. Non-cash impairment charges related to our owned and consolidated real estate assets are included in cost of real estate sales and other. In 2016, we recorded $56,453,000 in non-cash impairment charges related to six non-core community development projects and two multifamily sites.
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
We recognize construction revenues on multifamily projects that we develop as a general contractor. Construction revenues are recognized as costs are incurred plus fixed fee earned. We are reimbursed for costs paid to subcontractors plus we may earn a development and construction management fee on multifamily projects we develop, both of which are included in commercial and income producing properties revenue. On multifamily projects where our fee is based on a fixed fee plus guaranteed maximum price contract, any cost overruns incurred during construction, as compared to the original budget, will reduce the net fee generated on these projects. Any excess cost overruns estimated over the net fee generated are recognized in the period in which they become evident. At year-end 2016, we were not a general contractor on any of the multifamily projects currently under construction and we do not anticipate to be a general contractor on any new multifamily projects as we determined multifamily was non-core and we would not be making any new investments in this business.
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
Oil and Gas Working Interest Revenues (Discontinued Operations)
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
Mineral Resources
We recognize revenue from mineral bonus payments when we have received an executed agreement with the exploration company transferring the rights to any oil or gas it may find and requiring drilling be done within a specified period, the payment has been collected, and we have no obligation to refund the payment. We recognize revenue from delay rentals received if drilling has not started within the specified period and when the payment has been collected. We recognize revenue from mineral royalties and non-working interests when the minerals have been delivered to the buyer, the value is determinable, and we are reasonably sure of collection.
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
Timber
We carry timber at cost less the cost of timber cut. We expense the cost of timber cut based on the relationship of the timber carrying value to the estimated volume of recoverable timber multiplied by the amount of timber cut. We include the cost of timber cut in cost of other. We determine the estimated volume of recoverable timber using statistical information and other data related to growth rates and yields gathered from physical observations, models and other information gathering techniques. Changes in yields are generally due to adjustments in growth rates and similar matters and are accounted for prospectively as changes in estimates. We capitalize reforestation costs incurred in developing viable seedling plantations (up to two years from planting), such as site preparation, seedlings, planting, fertilization, insect and wildlife control, and herbicide application. We expense all other costs, such as property taxes and costs of forest management personnel, as incurred. Once the seedling plantation is viable, we expense all costs to maintain the viable plantations, such as fertilization, herbicide application, insect and wildlife control, and thinning, as incurred.
We own about 19,000 acres of non-core timberland and undeveloped land, in Georgia and Texas. The non-cash cost of timber cut and sold is $63,000 in 2016, $250,000 in 2015 and $371,000 in 2014 and is included in depreciation, depletion and amortization in our consolidated statements of cash flows.

Note 2 — New and Pending Accounting Pronouncements
Adoption of New Accounting Standards
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, as part of its initiative to reduce complexity in accounting standards. To simplify presentation of debt issuance costs, the amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15, Interest-Imputation of Interest (Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update), which allows an entity to defer and present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The updated standards are effective for financial statements issued for annual and interim periods beginning after December 15, 2015. We adopted ASU 2015-03 in first quarter 2016 and prior period amounts have been reclassified to conform to the current period presentation. As of December 31, 2015, $8,267,000 of debt issuance costs were reclassified in the consolidated balance sheets from other assets to debt. The adoption did not impact our consolidated financial position, results of operations or cash flows. As permitted under this guidance, we will continue to present debt issuance costs associated with revolving-debt agreements as other assets.
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
In January 2015, the FASB issued ASU 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20), which eliminates the concept of extraordinary items from U.S. GAAP. The updated standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of this guidance had no impact on our financial statements and related disclosures.
Pending Accounting Standards
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard becomes effective for annual and interim periods beginning after December 15, 2017. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). We currently anticipate adopting the standard using the cumulative catch-up transition method. We anticipate this standard will not have a material impact on our consolidated financial statements. While we are continuing to assess all potential impacts of the standard, we expect revenue related to lot and tract sales to remain substantially unchanged. Due to the complexity of certain of our real estate sale transactions, the revenue recognition treatment required under the standard will be dependent on contract-specific terms, and may vary in some instances from recognition at the time of the sale closing.
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
In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, as part of its simplification initiative. The areas for simplification in this update involve several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and the classification on the statement of cash flows. The updated standard becomes effective for annual and interim periods beginning after December 31, 2016. We are currently evaluating the effect that the updated standard will have on our earnings, financial position and disclosures, but we do not expect it to have a material impact on our consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), in order to address eight specific cash flow issues with the objective of reducing the existing diversity in practice. The updated standard is effective for financial statements issued for annual periods beginning after December 15, 2017 and interim periods within those fiscal years with early adoption permitted. We are currently evaluating the effect that the updated standard will have on our earnings, financial position and disclosures, but we do not expect it to have a material effect on our consolidated financial statements.
In November, 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230). This ASU requires that a statement of cash flow explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash investments. This standard is effective for fiscal years beginning after December 15, 2017. The adoption of ASU 2016-18 will modify our current disclosures and reclassifications relating to the consolidated statements of cash flows, but we do not expect it to have a material effect on our consolidated financial statements.

Note 3 — Real Estate
Real estate consists of:

	Year-End 2016			Year-End 2015
	Carrying Value	Accumulated Depreciation	Net Carrying Value	Carrying Value	Accumulated Depreciation	Net Carrying Value
	(In thousands)
Entitled, developed and under development projects	$263,859	$—	$263,859	$352,141	$—	$352,141
Undeveloped land (includes land in entitlement)	29,144	—	29,144	98,181	—	98,181
Commercial
Radisson Hotel & Suites (a)	—	—	—	62,889	(29,268)	33,621
Income producing properties
Eleven (a)	—	—	—	53,896	(2,861)	51,035
Dillon (a)	—	—	—	19,987	—	19,987
Music Row (a)	—	—	—	9,947	—	9,947
Downtown Edge (a)	—	—	—	12,706	—	12,706
West Austin (b)	—	—	—	9,097	—	9,097
	$293,003	$—	$293,003	$618,844	$(32,129)	$586,715
 _________________________

(a)	Sold in 2016.

(b)	Classified as assets held for sale at year-end 2016.
In 2016, we recognized non-cash impairment charges of $56,453,000 related to six non-core community development projects and two multifamily sites. These impairments were a result of our key initiative to review our entire portfolio of assets which resulted in business plan changes, inclusive of cash tax savings considerations, to market these properties for sale, which resulted in adjustment of the carrying value to fair value.
In 2016, we sold the Radisson Hotel & Suites, a 413 room hotel in Austin, for $130,000,000, generating $128,764,000 in net proceeds before paying in full the associated debt of $15,400,000 and recognized a gain on sale of $95,336,000. We also sold Eleven, a wholly-owned 257-unit multifamily property in Austin, for $60,150,000, generating $59,719,000 in net proceeds before paying in full the associated debt of $23,936,000 and recognized a gain on sale of $9,116,000. In addition, we sold Dillon, a planned 379-unit multifamily property that was under construction in Charlotte, for $25,979,000, generating $25,428,000 in net proceeds and recognized a gain on sale of $1,223,000, and Music Row, a planned 230-unit multifamily property that was under construction in Nashville, for $15,025,000, generating $14,703,000 in net proceeds and recognized a gain on sale of $3,968,000 . We also sold Downtown Edge, a multifamily site in Austin, for $5,000,000, generating $4,975,000 in net proceeds and recognized a loss of $3,870,000.
In 2016, we sold over 58,300 acres of timber and timberland in Georgia and Alabama for $104,172,000 in three transactions generating combined net proceeds of $103,238,000. These transactions resulted in a combined gain on sale of assets of $48,891,000.
In 2015, we sold Midtown Cedar Hill, a 354-unit multifamily property we developed near Cedar, Hill, Texas for $42,880,000, generating segment earnings of $9,265,000 and generating $42,639,000 in net proceeds before paying in full the associated debt of $24,166,000.
Depreciation expense related to commercial and income producing properties was $816,000 in 2016, $6,810,000 in 2015 and $3,319,000 in 2014 and is included in other operating expense.
As a general contractor on guaranteed maximum price contracts associated with two multifamily venture properties, we recognized charges of $392,000 in 2016, $1,543,000 in 2015 and $5,111,000 in 2014 related to cost overruns.
Our estimated cost of assets for which we expect to be reimbursed by utility and improvement districts were $45,157,000 at year-end 2016 and $67,554,000 at year-end 2015, which included $14,749,000 at year-end 2016 and $22,302,000 at year-end 2015 related to our Cibolo Canyons project near San Antonio. In 2016, we collected $26,606,000 in reimbursements that were previously submitted to these districts. At year-end 2016, our inception to-date submitted and approved reimbursements for the

Cibolo Canyons project were $54,376,000, of which we have collected $45,132,000. These costs are principally for water, sewer and other infrastructure assets that we have incurred and submitted or will submit to utility or improvement districts for approval and reimbursement. We expect to be reimbursed by utility and improvement districts when these districts achieve adequate tax basis or otherwise have funds available to support payment.
In 2014, we received $50,550,000 from Cibolo Canyons special improvement district (CCSID) and recognized a gain of $6,577,000 related to its issuance of $48,900,000 Hotel Occupancy Tax (HOT) and Sales and Use Tax Revenue Bonds. These bonds are obligations solely of CCSID and are payable from HOT and sales and use taxes levied on the Resort by CCSID. To facilitate the issuance of the bonds, we provided a $6,846,000 letter of credit to the bond trustee as security for certain debt service fund obligations in the event CCSID tax collections are not sufficient to support payment of the bonds in accordance with their terms. The letter of credit must be maintained until the earlier of redemption of the bonds or scheduled bond maturity in 2034. We also entered into an agreement with the owner of the Resort to assign its senior rights to us in exchange for consideration provided by us, including a surety bond to be drawn if CCSID tax collections are not sufficient to support ad valorem tax rebates payable. The surety bond has a balance of $6,631,000 at year-end 2016. The deferred gains related to the letter of credit and surety bond are included in other liabilities on our consolidated balance sheet. The surety bond decreases and gains are recognized as CCSID makes annual ad valorem tax rebate payments, which obligation is scheduled to be retired in full by 2020. All future receipts are expected to be recognized as gains in the period collected. We recorded gains of $1,219,000 and $1,160,000 in 2016 and 2015 associated with reduction of surety bond and gains of $501,000 and $425,000 in 2016 and 2015 associated with excess hotel occupancy and sales and use tax revenues from CCSID in 2015.

Note 4 — Investment in Unconsolidated Ventures
We participate in real estate ventures for the purpose of acquiring and developing residential, multifamily and mixed-use communities in which we may or may not have a controlling financial interest. U.S. GAAP requires consolidation of Variable Interest Entities (VIEs) in which an enterprise has a controlling financial interest and is the primary beneficiary. A controlling financial interest will have both of the following characteristics: (a) the power to direct the VIE activities that most significantly impact economic performance and (b) the obligation to absorb the VIE losses and right to receive benefits that are significant to the VIE. We examine specific criteria and use judgment when determining whether a venture is a VIE and whether we are the primary beneficiary. We perform this review initially at the time we enter into venture agreements and reassess upon reconsideration events.
At year-end 2016, we had ownership interests in 16 ventures that we accounted for using the equity method, none of which are a VIE.
In 2016, we sold our interest in FMF Peakview LLC (3600), a 304-unit multifamily joint venture near Denver, generating $13,917,000 in net proceeds and recognized a gain of $10,363,000 which is included in gain on sale of assets.

Combined summarized balance sheet information for our ventures accounted for using the equity method follows:

	Venture Assets		Venture Borrowings (a)		Venture Equity		Our Investment
	At Year-End
	2016	2015	2016	2015	2016	2015	2016	2015
	(In thousands)
242, LLC (b)	$26,503	$26,687	$1,107	$—	$23,136	$24,877	$10,934	$11,766
CL Ashton Woods, LP (c)	2,653	7,654	—	—	2,198	6,084	1,107	3,615
CL Realty, LLC	8,048	7,872	—	—	7,899	7,662	3,950	3,831
CREA FMF Nashville LLC (b)	56,081	57,820	37,446	50,845	17,091	4,291	4,923	3,820
Elan 99, LLC	49,652	34,192	36,238	14,587	13,100	15,838	11,790	14,255
FMF Littleton LLC	70,282	52,376	44,446	22,347	23,798	24,370	6,128	6,270
FMF Peakview LLC	—	48,869	—	30,485	—	16,828	—	3,447
FOR/SR Forsyth LLC	10,672	6,500	1,568	—	8,990	6,500	8,091	5,850
HM Stonewall Estates, Ltd (c)	852	2,842	—	—	852	2,842	477	1,294
LM Land Holdings, LP (c)	25,538	31,984	3,477	7,728	20,945	22,751	9,685	9,664
MRECV DT Holdings LLC	4,155	4,215	—	—	4,144	4,215	3,729	3,807
MRECV Edelweiss LLC	3,484	2,237	—	—	3,484	2,237	3,358	2,029
MRECV Juniper Ridge LLC	4,156	3,006	—	—	4,156	3,006	3,741	2,730
MRECV Meadow Crossing II LLC	2,492	728	—	—	2,491	728	2,242	655
Miramonte Boulder Pass, LLC	10,738	12,627	4,006	5,869	5,265	5,474	5,330	5,349
Temco Associates, LLC	4,368	5,284	—	—	4,253	5,113	2,126	2,557
Other ventures (d)	—	4,174	—	2,242	—	1,922	—	1,514
	$279,674	$309,067	$128,288	$134,103	$141,802	$154,738	$77,611	$82,453

Combined summarized income statement information for our ventures accounted for using the equity method follows:

	Revenues			Earnings (Loss)			Our Share of Earnings (Loss)
	For the Year
	2016	2015	2014	2016	2015	2014	2016	2015	2014
	(In thousands)
242, LLC (b)	$5,835	$20,995	$5,612	$1,259	$9,588	$2,951	$668	$4,919	$1,514
CL Ashton Woods, LP (c)	2,870	9,820	5,431	914	3,881	1,748	1,332	5,000	2,471
CL Realty, LLC	567	856	1,573	237	424	1,068	119	212	534
CREA FMF Nashville LLC (b) (d)	4,955	1,227	—	(1,420)	(1,696)	(163)	1,103	(1,696)	(163)
Elan 99, LLC	1,392	—	—	(2,739)	(49)	(87)	(2,465)	(44)	(78)
FMF Littleton LLC	3,116	120	—	(571)	(367)	(239)	(143)	(92)	(60)
FMF Peakview LLC	939	2,057	4	(248)	(1,116)	(410)	(50)	(223)	(83)
FOR/SR Forsyth LLC	—	—		(65)	—		(58)	—
HM Stonewall Estates, Ltd. (c)	2,112	3,990	1,728	832	1,881	613	361	952	248
LM Land Holdings, LP (c)	10,001	10,956	21,980	7,288	8,251	15,520	2,458	3,342	4,827
MRECV DT Holdings LLC	495	—		477	167		429	—
MRECV Edelweiss LLC	416	—		409	151		368	137
MRECV Juniper Ridge LLC	379	—		380	106		342	—
MRECV Meadow Crossing II LLC	267	—	—	220	—	—	198	—	—
Miramonte Boulder Pass, LLC	4,923	—		(399)	(250)		(200)	(125)
PSW Communities, LP	—	29,986	—	—	2,688	(86)	—	1,169	(76)
TEMCO Associates, LLC	1,344	9,485	2,155	440	2,358	494	220	1,179	247
Other ventures	6,519	36,237	3,960	2,105	33,303	3,879	1,441	1,278	(696)
	$46,130	$125,729	$42,443	$9,119	$59,320	$25,288	$6,123	$16,008	$8,685

_____________________

(a)	Total includes current maturities of $89,756,000 at year-end 2016, of which $78,557,000 is non-recourse to us, and $39,590,000 at year-end 2015, of which $29,691,000 is non-recourse to us.

(b)
Includes unamortized deferred gains on real estate contributed by us to ventures. We recognize deferred gains as income as real estate is sold to third parties. Deferred gains of $1,457,000 are reflected as a reduction to our investment in unconsolidated ventures at year-end 2016.

(c)
Includes unrecognized basis difference of $259,000 which is reflected as an increase of our investment in unconsolidated ventures at year-end 2016. This difference between estimated fair value of the equity investment and our capital account within the respective ventures at closing will be accreted as income or expense over the life of the investment and included in our share of earnings (loss) from the respective ventures.

(d)	Our share of venture earnings in 2016 includes reallocation of prior year cumulative losses incurred by the venture as a result of equity contribution by the venture partner in 2016.
In 2016, we invested $6,089,000 in these ventures and received $13,419,000 in distributions; in 2015, we invested $26,349,000 in these ventures and received $24,909,000 in distributions; and in 2014, we invested $14,692,000 in these ventures and received $7,518,000 in distributions. Distributions include both return of investments and distributions of earnings.
We provide construction and development services for some of these ventures for which we receive fees. Fees for these services were $2,466,000 in 2016, $1,856,000 in 2015 and $2,275,000 in 2014, and are included in real estate revenues.

Note 5 — Goodwill and Other Intangible Assets
Carrying value of goodwill and other intangible assets follows:

	Year-End
	2016	2015
	(In thousands)
Goodwill	$37,900	$41,774
Identified intangibles, net	—	1,681
	$37,900	$43,455
Goodwill related to our mineral interests was $37,900,000 at year-end 2016 and 2015. Goodwill associated with our water resources initiatives was $0 and $3,874,000 at year-end 2016 and 2015. In 2016, we recognized a goodwill non-cash impairment charge of $3,874,000 related to interests in groundwater leases in central Texas as result of entering into an agreement to sell these assets. Impairment charges are included in cost of other on our consolidated statements of income (loss) and comprehensive income (loss).
Identified intangibles include $1,681,000 in indefinite lived groundwater leases associated with our water resources initiatives and is included in assets held for sale at year-end 2016.
Note 6—Held for Sale
At year-end 2016, assets held for sale includes approximately 19,000 acres of timberland and undeveloped land and the related timber, a multifamily site in Austin, our owned mineral interest assets and central Texas groundwater assets.

The major classes of assets and liabilities of the properties held for sale at year-end 2016 are as follows:

At Year-End
2016
Assets Held for Sale:	(In thousands)
Real estate	$19,931
Timber	1,682
Other intangible assets	1,681
Oil and gas properties and equipment, net	782
Property and equipment, net	6,301
$30,377

Liabilities Held for Sale:
Other liabilities	103
$103

Note 7 — Discontinued Operations
At year-end 2016, we have divested substantially all of our oil and gas working interest properties. As a result of this significant change in our operations, we have reported the results of operations and financial position of these assets as discontinued operations within the consolidated statements of income (loss) and comprehensive income (loss) and consolidated balance sheets for all periods presented. In addition, in second quarter 2016, we changed the name of the oil and gas segment to mineral resources to reflect the strategic shift from oil and gas working interest investments to owned mineral interests.
Summarized results from discontinued operations were as follows:

	For the Year
	2016	2015	2014

Revenues	$5,862	$43,845	$68,610
Cost of oil and gas producing activities	(6,578)	(221,402)	(94,581)
Other operating expenses	(7,754)	(10,363)	(14,357)
Loss from discontinued operations before income taxes	$(8,470)	$(187,920)	$(40,328)
Gain (loss) on sale of assets before income taxes	(13,664)	(706)	8,526
Income tax benefit	5,269	2,496	12,193
Loss from discontinued operations, net of taxes	$(16,865)	$(186,130)	$(19,609)

In 2016, we recorded a net loss of $13,664,000 on the sale of 199,263 net mineral acres leased from others and 379 gross (95 net) producing oil and gas working interest wells in Nebraska, Kansas, Oklahoma and North Dakota for total net proceeds of $80,374,000, which includes $3,269,000 in reimbursement of capital costs incurred on in-progress wells that were assumed by the buyer. Other operating expenses in 2016 include loss contingency charges of $2,990,000 related to litigation and $1,155,000 related to potential environmental liabilities to plug and abandon certain oil and gas wells in Wyoming. Please read Note 14—Litigation and Environmental Contingencies for additional information about these items.
In 2015, we recorded a net loss of $706,000 on the sale of 109,000 net mineral acres leased from others and the disposition of 39 gross (7 net) producing oil and gas wells in Nebraska, Texas, Colorado, North Dakota and Oklahoma for total net proceeds of $17,800,000.
In 2014, we recorded a net gain of $8,526,000 on the sale of 650 net mineral acres leased from others and 124 gross (18 net) producing oil and gas working interest wells in Nebraska, Kansas, Oklahoma and North Dakota for total net proceeds of $17,660,000.
Cost of sales includes non-cash impairment charges of $612,000 in 2016, $163,029,000 in 2015 and $32,665,000 in 2014 related to our proved properties and unproved leasehold oil and gas working interests.

The major classes of assets and liabilities of discontinued operations at year-end 2016 and 2015 are as follows:

	At Year-End
	2016	2015
	(In thousands)
Assets of Discontinued Operations:
Receivables, net of allowance for bad debt	$6	$4,632
Oil and gas properties and equipment, net	—	79,733
Goodwill and other intangible assets	—	19,673
Prepaid expenses	8	96
Other assets	—	833
	$14	$104,967

Liabilities of Discontinued Operations:
Accounts payable	$67	$342
Accrued property taxes	—	259
Other accrued expenses	5,228	8,924
Other liabilities	—	1,667
	$5,295	$11,192
Significant operating activities and investing activities of discontinued operations are as follows:

	For the Year
	2016	2015	2014
	(In thousands)
Operating activities:
Asset impairments	$612	$105,337	$15,535
Dry hole and unproved leasehold impairment charges	—	67,639	29,528
Loss (gain) on sale of assets	13,664	706	(8,526)
Depreciation, depletion and amortization	2,202	28,391	28,758
	$16,478	$202,073	$65,295

Investing activities:
Oil and gas properties and equipment	$(579)	$(49,717)	$(101,145)
Acquisition of oil and gas properties	—	—	(1,100)
Proceeds from sales of assets	77,105	17,800	17,660
	$76,526	$(31,917)	$(84,585)

Note 8 — Receivables
Receivables consist of:

	At Year-End
	2016	2015
	(In thousands)
Funds held by qualified intermediary for potential 1031 like-kind exchange	$—	$14,703
Other receivables and accrued interest	1,505	2,218
Other loans secured by real estate, average interest rate of 5.86% at year-end 2016 and 11.31% at year-end 2015	7,452	2,130
	8,957	19,051
Allowance for bad debts	(26)	(26)
	$8,931	$19,025

In 2016, we received funds previously held by qualified intermediary because we did not complete an intended like-kind exchange related to a sale of 6,915 acres of undeveloped land.
Other loans secured by real estate generally are secured by a deed of trust and due within three to five years.

Note 9 — Debt
Debt consists of:

	At Year-End
	2016	2015
	(In thousands)
8.50% senior secured notes due 2022	5,200	224,647
3.75% convertible senior notes due 2020, net of discount	104,673	104,719
6.00% tangible equity units, net	—	8,666
Secured promissory notes — average interest rates of 3.42% at year-end 2015	—	15,400
Other indebtedness due through 2018 at variable and fixed interest rates ranging from 5.0% to 5.50%	485	28,083
	$110,358	$381,515
In 2016, we reduced the revolving commitment provided by our senior secured credit facility, which matures on May 15, 2017 (with two one-year extension options), from $300,000,000 to $125,000,000, none of which was drawn at year-end 2016. The revolving line of credit may be prepaid at any time without penalty. The revolving line of credit includes a $100,000,000 sublimit for letters of credit, of which $14,850,000 was outstanding at year-end 2016. Total borrowings under our senior secured credit facility (including the face amount of letters of credit) may not exceed a borrowing base formula. At year-end 2016, we had $71,262,000 in net unused borrowing capacity under our senior credit facility.
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
Our debt agreements contain financial covenants customary for such agreements including minimum levels of interest coverage and limitations on coverage. At year-end 2016, our tangible net worth requirement was $426,312,000 computed as: $379,044,000 plus 85 percent of the aggregate net proceeds received by us from any equity offering, plus 75 percent of all positive net income, on a cumulative basis since third quarter 2015. At year-end 2016, we were in compliance with the financial covenants of these agreements.
We may elect to make distributions to stockholders so long as the total leverage ratio is less than 40 percent, the interest coverage ratio is greater than 3.0:1.0 and available liquidity is not less than $125,000,000, all of which were satisfied at year-end 2016. Regardless of whether the foregoing conditions are satisfied, we may make distributions in an aggregate amount not to exceed $50,000,000 to be funded from up to 65% of the net proceeds from sales of multifamily properties and non-core assets, such as the Radisson Hotel & Suites in Austin, and any oil and gas properties.
In 2014, we issued $250,000,000 aggregate principal of 8.5% Senior Secured Notes due 2022 (Notes). The Notes will mature on June 1, 2022 and interest on the Notes is payable semiannually at a rate of 8.5 percent per annum in arrears. In 2016, we completed a cash tender offer for our Notes, pursuant to which we purchased $215,495,000 principal amount (representing approximately 97.6% outstanding) of the Notes. Total consideration paid was $245,604,000, which included $29,091,000 in premium at 113.5% and $1,018,000 in accrued and unpaid interest. In addition, we received consent from holders of the Notes to eliminate or modify certain covenants, events of default and other provisions contained in the indenture governing the Notes, and to release the subsidiary guarantees and collateral securing the Notes. We also purchased $9,750,000 principal amount of the Notes between 99% and 99.95% of face value in open market transactions. The 2016 tender offer and open market purchases resulted in a $35,681,000 loss on extinguishment of debt, which includes the premium paid to repurchase the Notes, write-off of unamortized debt issuance costs of $5,416,000 and $1,301,000 in other costs related to tender offer advisory services.

In 2015, we purchased $19,440,000 principal amount of Notes at 97% of face value, resulting in a gain of $589,000 on the early extinguishment of the retired Notes, offset by the write-off of unamortized debt issuance costs of $506,000 allocated to the retired Notes.
In 2013, we issued $125,000,000 aggregate principal amount of 3.75% convertible senior notes due 2020 (Convertible Notes). Interest on the Convertible Notes is payable semiannually at a rate of 3.75 percent per annum and they mature on March 1, 2020. The Convertible Notes have an initial conversion rate of 40.8351 per $1,000 principal amount. The initial conversion rate is subject to adjustment upon the occurrence of certain events. Prior to November 1, 2019, the Convertible Notes are convertible only upon certain circumstances, and thereafter are convertible at any time prior to the close of business on the second scheduled trading day prior to maturity. If converted, holders will receive cash, shares of our common stock or a combination thereof at our election. We intend to settle the principal amount of the Convertible Notes in cash upon conversion, with any excess conversion value to be settled in shares of our common stock. At year-end 2016, unamortized debt discount of our Convertible Notes was $13,809,000.
In 2016, we purchased $5,000,000 of 3.75% Convertible Senior Notes due 2020 at 93.25% of face value in open market transactions for $4,663,000 and we allocated $4,452,000 to extinguish the debt and $211,000 to reacquire the equity component within the convertible notes based on the fair value of the debt component. We recognized a $110,000 loss on extinguishment of debt based on the difference between the fair value of the debt component prior to conversion and the carrying value of the debt component. Total loss on extinguishment of debt including write-off of debt issuance costs allocated to the repurchased notes was $183,000.
In 2013, we issued $150,000,000 aggregate principal amount of 6.00% tangible equity units (Units). The total offering was 6,000,000 Units, including 600,000 exercised by the underwriters, each with a stated amount of $25.00. Each Unit is comprised of (i) a prepaid stock purchase contract to be settled by delivery of a number of shares of our common stock, par value $1.00 per share to be determined pursuant to a purchase contract agreement, and (ii) a senior amortizing note due December 15, 2016 that has an initial principal amount of $4.2522, bears interest at a rate of 4.50% per annum and has a final installment payment date of December 15, 2016. On December 15, 2016, we made the final installment payment of principal and accrued interest and issued 7,857,000 shares upon settlement of the stock purchase contract based on the applicable market value, as defined in the purchase contract agreement associated with issuance of the Units.
In 2016, a secured promissory note of $15,400,000 was paid in full in connection with sale of the Radisson Hotel & Suites, for $130,000,000.
In 2016, other indebtedness decreased principally as a result of selling Eleven, a 257-unit multifamily project in Austin, for $60,150,000 and paying in full the associated debt of $23,936,000.
At year-end 2016 and 2015, we have $1,633,000 and $8,267,000 in unamortized deferred fees which were deducted from our debt. In addition, at year-end 2016 and 2015, unamortized deferred financing fees related to our senior credit facility included in other assets were $314,000 and $2,768,000. Amortization of deferred financing fees was $3,598,000 in 2016, $4,002,000 in 2015 and $3,845,000 in 2014 and is included in interest expense.
Debt maturities during the next five years are: 2017 — $0; 2018 — $485,000; 2019 — $0; 2020 — $104,673,000; 2021 — $0 and thereafter — $5,200,000.

Note 10 — Fair Value
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

Information about our fixed rate financial instruments not measured at fair value follows:

	Year-End 2016		Year-End 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Technique
	(In thousands)
Fixed rate debt	$(111,506)	$(109,789)	$(346,090)	$(321,653)	Level 2
Non-financial assets measured at fair value on a non-recurring basis principally include real estate assets, oil and gas properties, assets held for sale, goodwill and intangible assets, which are measured for impairment.

In 2016, we recognized non-cash impairment charges of $56,453,000 related to six non-core community development projects and two multifamily sites as a result of the review of our entire portfolio of assets and marketing these properties for sale, of which four non-core community development projects and one multifamily site were sold in 2016. We based our valuations primarily on executed purchase and sale agreements, current negotiations and letters of intent with expected buyers and third party broker price opinions. In 2016, we recognized non-cash impairment charges of $612,000 related to non-core oil and gas working interest properties that were sold in 2016.
In 2015, we recognized non-cash impairment charges of $107,140,000 related to non-core oil and gas working interest assets classified as discontinued operations in 2016. These properties were primarily located in North Dakota, Nebraska and Kansas and were impaired primarily due to a significant decline in oil and gas prices and the likelihood these assets will be sold. The fair value of these properties was determined using Level 3 inputs and income valuation method based on estimated future commodity prices and our various operational assumptions. In instances where a third party bid was received for a combination of proved and unproved properties, an estimate of the allocation of bid prices was performed and fair value was adjusted accordingly. Included in proved oil and gas non-cash impairments were impairments associated with properties that were sold in fourth quarter 2015. In addition, in 2015 we recognized impairments of $57,691,000 for unproved leasehold interests as a result of continued decline in oil prices and our current plans to only allocate capital to these non-core assets to preserve values and optionality for ultimate sale. Fair value of certain unproved leasehold interests that were impaired were based on market comparables or where a third party bid was received for a combination of proved and unproved properties, an estimate of the allocation of fair value was performed which reduced the carrying value of these leasehold interests.
In 2015, certain real estate assets were remeasured and reported at fair value due to events or circumstances that indicated the carrying value may not be recoverable. We determined estimated fair value based on the present value of future probability weighted cash flows expected from the sale of the long-lived asset or based on a third party appraisal of current value. As a result, we recognized non-cash asset impairment charges of $1,044,000 in 2015 associated with a residential development with golf course and country club property near Fort Worth which was sold in April 2015, one owned project near Atlanta where the remaining lots were sold in August 2015 and one owned entitled project in Atlanta.
Non-financial assets measured at fair value on a non-recurring basis are as follows:

	Year-End 2016				Year-End 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Non-financial Assets and Liabilities:
Real estate	$—	$—	$—	$—	$—	$—	$641	$641
Assets of discontinued operations	$—	$—	$—	$—	$—	$—	$57,219	$57,219

Note 11 — Capital Stock
In 2015, we accelerated the expiration date of our shareholder rights plan from December 11, 2017 to March 13, 2015, resulting in termination of the plan.
Please read Note 12 — Net Income (Loss) per Share for information about shares of common stock that could be issued under our 3.75% convertible senior notes due 2020.
Please read Note 17 — Share-Based and Long-Term Incentive Compensation for information about additional shares of common stock that could be issued under terms of our share-based compensation plans.
Please read Note 21 — Subsequent Events for information about preferred stock purchase rights pursuant to our tax benefits preservation plan.

At year-end 2016, personnel of former affiliates held options to purchase 234,764 shares of our common stock. The options have a weighted average exercise price of $30.56 and will expire in February 2017. At year-end 2016, the options have an aggregate intrinsic value of $0.
On December 15, 2016, we issued 7,857,000 shares of our common stock upon settlement of the stock purchase contract related to the 6.00% tangible equity units. In 2016, we repurchased 283,976 shares of our common stock for $3,537,000. In 2014, we repurchased 1,491,187 shares of our common stock for $24,595,000. We have repurchased 3,777,308 shares of our common stock for $57,696,000 since we announced our 2009 strategic initiative of repurchasing up to 20 percent or up to 7,000,000 shares of our common stock.

Note 12 — Net Income (Loss) per Share
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
The computations of basic and diluted earnings (loss) per share are as follows:

	For the Year
	2016	2015	2014
	(In thousands)
Numerator:
Continuing operations
Net income (loss) from continuing operations	$77,044	$(26,241)	$36,697
Less: Net (income) attributable to noncontrolling interest	(1,531)	(676)	(505)
Earnings (loss) available for diluted earnings per share	$75,513	$(26,917)	$36,192
Less: Undistributed net income from continuing operations allocated to participating securities	(13,493)	—	(6,586)
Earnings (loss) from continuing operations available to common shareholders for basic earnings per share	$62,020	$(26,917)	$29,606

Discontinued operations
Net income (loss) from discontinued operations available for diluted earnings per share	(16,865)	(186,130)	(19,609)
Less: Undistributed net income from discontinued operations allocated to participating securities	3,014	—	3,569
Earnings (loss) from discontinued operations available to common shareholders for basic earnings per share	(13,851)	(186,130)	(16,040)
Denominator:
Weighted average common shares outstanding — basic	34,546	34,266	35,317
Weighted average common shares upon conversion of participating securities (a)	7,515	—	7,857
Dilutive effect of stock options, restricted stock and equity-settled awards	273	—	422
Total weighted average shares outstanding — diluted	42,334	34,266	43,596
Anti-dilutive awards excluded from diluted weighted average shares outstanding	2,102	10,864	2,238
 _____________________

(a)	Our earnings per share calculation reflects the weighted average shares issuable upon settlement of the prepaid stock purchase contract component of our 6.00% tangible equity units, issued in 2013.
On December 15, 2016, we issued 7,857,000 shares of our common stock upon settlement of the stock purchase contract related to the 6.00% tangible equity units.
We intend to settle the principal amount of the Convertible Notes in cash upon conversion with any excess conversion value to be settled in shares of our common stock. Therefore, only the amount in excess of the par value of the Convertible Notes will be included in our calculation of diluted net income per share using the treasury stock method. As such, the Convertible Notes have no impact on diluted net income per share until the price of our common stock exceeds the conversion price of the Convertible Notes of $24.49. The average price of our common stock in 2016 did not exceed the conversion price which resulted in no additional diluted outstanding shares.

Note 13 — Income Taxes
Income tax (expense) benefit from continuing operations consists of:

	For the Year
	2016	2015	2014
	(In thousands)
Current tax provision:
U.S. Federal	$(15,089)	$6,740	$(18,905)
State and other	(1,520)	(418)	(2,182)
	(16,609)	6,322	(21,087)
Deferred tax provision:
U.S. Federal	1,382	(38,262)	184
State and other	(75)	(3,191)	53
	1,307	(41,453)	237
Income tax (expense) benefit	$(15,302)	$(35,131)	$(20,850)
A reconciliation of the federal statutory rate to the effective income tax rate on continuing operations follows:

	For the Year
	2016	2015	2014
Federal statutory rate (benefit)	35%	35%	35%
State, net of federal benefit	—	10	2
Valuation allowance	(19)	348
Noncontrolling interests	(1)	(3)	—
Installment sale ace adjustment	2	—	—
Stock based compensation	—	5	—
Charitable contributions	—	—	(1)
Oil and gas percentage depletion	—	(1)	—
Other	—	1	—
Effective tax rate	17%	395%	36%
Our 2016 effective tax rate includes a 19 percent benefit from a valuation allowance decrease due to a decrease in our deferred tax assets. Our 2015 effective tax rate includes a 348 percent detriment from the recording of a valuation allowance.

Significant components of deferred taxes are:

	At Year-End
	2016	2015
	(In thousands)
Deferred Tax Assets:
Real estate	$50,759	$69,594
Employee benefits	13,185	15,752
Net operating loss carryforwards	2,804	13,827
Oil and gas properties	1,672	5,510
AMT credits	5,900	3,620
Income producing properties	2,055	—
Oil and gas percentage depletion carryforwards	3,478	3,616
Accruals not deductible until paid	552	911
Other assets	—	139
Gross deferred tax assets	80,405	112,969
Valuation allowance	(73,405)	(97,068)
Deferred tax asset net of valuation allowance	7,000	15,901
Deferred Tax Liabilities:
Undeveloped land	(1,359)	(7,588)
Convertible debt	(5,035)	(6,516)
Income producing properties	—	(2,257)
Timber	(283)	(577)
Gross deferred tax liabilities	(6,677)	(16,938)
Net Deferred Tax Asset (Liability)	$323	$(1,037)
At year-end 2016, we had approximately $7,500,000 and $64,200,000 of federal and state net operating loss carryforwards. Approximately $7,500,000 of the federal and $2,400,000 of the state net operating loss carryforwards were from our acquisition of Credo at third quarter 2012 and are subject to certain limitations. If not utilized, the federal carryforwards will expire in 2031 and the state carryforwards will expire in 2017 to 2036. We had approximately $9,200,000 of oil and gas percentage depletion carryforwards of which approximately $9,200,000 were a result of our acquisition of Credo and are subject to certain limitations. We had approximately $5,900,000 of AMT credit carryforwards. The percentage depletion and AMT credit carryforwards do not expire.
Goodwill associated with our oil and gas and mineral resources enterprise are not deductible for income tax purposes.
At year-end 2016 and 2015, we have provided a valuation allowance for our deferred tax asset of $73,405,000 and $97,068,000 respectively for the portion of the deferred tax asset that is more likely than not to be unrealizable. The decrease in the valuation allowance for the year was $23,663,000.
In determining our valuation allowance, we assessed available positive and negative evidence to estimate whether sufficient future taxable income would be generated to permit use of the existing deferred tax asset. A significant piece of objective evidence was the cumulative loss incurred over the three-year period ended December 31, 2016, principally driven by impairments of oil and gas and real estate assets. Such evidence limited our ability to consider other subjective evidence, such as our projected future taxable income.
The amount of deferred tax asset considered realizable could be adjusted if negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence, such as our projected future taxable income.
We file income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. We are no longer subject to U.S. federal and state income tax examinations for years before 2012.
At year-end 2016, our unrecognized tax benefit for book purposes was $2,499,000 as a result of tax positions taken in the current year. We did not have any unrecognized tax benefits for the years 2015 and 2014. If the total amount of unrecognized tax benefits were recognized, it would result in a deferred tax asset and a corresponding increase in our valuation allowance. Therefore, such tax benefit would not affect the effective tax rate if recognized in the current year.
We recognize interest accrued related to unrecognized tax benefits in income tax expense. In 2016, 2015 and 2014, we recognized no interest expense. At year-end 2016 and 2015, we have no accrued interest or penalties.

Note 14 — Litigation and Environmental Contingencies
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
On October 4, 2014, James Huffman, a former director and CEO of CREDO Petroleum Corporation (Credo), which we acquired in 2012 and is now known as Forestar Petroleum Corporation, filed Huffman vs. Forestar Petroleum Corporation, Case Number 14CV33811, Civ. Div., Dist. Ct., City and County of Denver, Colorado, claiming entitlement to certain overriding royalty interests under a Credo compensation program. In third quarter 2016, we settled a portion of the case for $150,000 and accrued an additional $1,100,000 following an adverse jury verdict in Huffman's favor in regard to the portion of his claim related to past damages. In fourth quarter 2016, following additional rulings by the court, we accrued an additional $1,890,000 representing our estimate of future damages to which Huffman is entitled plus interest and costs, resulting in a total accrual of $2,990,000 at year-end 2016. The case was settled for the amount of accrual.
Environmental
Environmental remediation liabilities arise from time to time in the ordinary course of doing business, and we believe we have established adequate reserves for any probable losses that we can reasonably estimate. In 2016, we sold all but 25 of our 289 acres near Antioch, California, approximately 80 acres of which had not yet received a certificate of completion under the voluntary remediation program in which we were participating. The buyer of the former paper manufacturing sites assumed responsibility for environmental, remediation and monitoring activities, subject to limited exclusions, and obtained a $20,000,000, ten year pollution legal liability insurance policy naming us as an additional insured.
We have asset retirement obligations related to the abandonment and site restoration requirements that result from the acquisition, construction and development of oil and gas properties. We record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Accretion expense related to the asset retirement obligation and depletion expense related to capitalized asset retirement cost are included in cost of mineral resources and cost of oil and gas producing activities in discontinued operations on our consolidated statements of income (loss) and comprehensive income (loss). At year-end 2016, our asset retirement obligation was $103,000, which is included in liabilities held for sale. In addition, at year-end 2016, we have accrued $1,155,000 related to potential environmental liabilities to plug and abandon certain oil and gas wells in Wyoming which is included in liabilities of discontinued operations.

Note 15 — Commitments and Other Contingencies
We lease facilities and equipment under non-cancelable long-term operating lease agreements. In addition, we have various obligations under other office space and equipment leases of less than one year. Rent expense on facilities and equipment was $1,923,000 in 2016, $3,872,000 in 2015 and $2,617,000 in 2014. Future minimum rental commitments under non-cancelable operating leases having a remaining term in excess of one year are: 2017 — $2,267,000; 2018 — $1,593,000; 2019 — $298,000; 2020 — $182,000; 2021 — $62,000; and thereafter —$0.
We have one year remaining on groundwater leases of about 20,000 acres. At year-end 2016, the remaining contractual obligation for these groundwater leases is $494,000.
We lease approximately 22,000 square feet of office space in Austin, Texas, which we occupy as our corporate headquarters. The remaining contractual obligation for this lease is $1,983,000. We also lease office space in other locations in support of our business operations. The total remaining contractual obligations for these leases is $1,925,000.
We may provide performance bonds and letters of credit on behalf of certain ventures that would be drawn on due to failure to satisfy construction obligations as general contractor or for failure to timely deliver streets and utilities in accordance with local codes and ordinances.

Unallocated Severance-related Costs
In connection with the departures of our former CEO and CFO in September 2015, we recorded severance-related charges of $3,314,000 which are included in general and administrative expense on our consolidated statements of income (loss) and comprehensive income (loss). We paid $2,732,000 of these severance-related charges in fourth quarter 2015 with the remainder paid in 2016.

Non-core Assets Restructuring Costs
In connection with key initiatives to reduce costs across our entire organization and divest non-core assets, in 2016, we incurred and paid severance costs related to workforce reductions of $1,422,000 in our real estate segment, $164,000 in our other segment and $486,000 in unallocated general and administrative expenses. In addition, we offered retention bonuses to certain key personnel provided they remained our employees through completion of sale transactions. We expensed retention bonus costs over the estimated retention periods. These restructuring costs are included in other operating expense.
The following table summarizes activity related to liabilities associated with our restructuring activities in 2016:

	Employee-Related Costs	Retention Bonuses	Total
	(In thousands)
Balance at year-end 2015	$(1,049)	$—	$(1,049)
Additions	(2,072)	(832)	(2,904)
Payments	3,121	832	3,953
Balance at year-end 2016	$—	$—	$—

Note 16 — Segment Information
We manage our operations through three business segments: real estate, mineral resources and other. Real estate secures entitlements and develops infrastructure on our lands for single-family residential and mixed-use communities, and manages our undeveloped land, commercial and income producing properties, which consist of three projects and one multifamily site. Mineral resources manages our owned mineral interests. Other manages our timber, recreational leases and water resource initiatives.
At year-end 2016 we have divested substantially all of our oil and gas working interest properties. As a result of this significant change in our operations, we have reported the results of operations and financial position of these assets as discontinued operations for all periods presented. In addition, we changed the name of the oil and gas segment to mineral resources to reflect the strategic shift from oil and gas working interest investments to owned mineral interests. We also changed the name of the other natural resources segment to other.
We evaluate performance based on segment earnings (loss) before unallocated items and income taxes. Segment earnings (loss) consist of operating income, equity in earnings (loss) of unconsolidated ventures, gain on sales of assets, interest income on loans secured by real estate and net (income) loss attributable to noncontrolling interests. Items not allocated to our business segments consist of general and administrative expense, share-based and long-term incentive compensation, gain on sale of strategic timberland, interest expense, loss on extinguishment of debt and other corporate non-operating income and expense. The accounting policies of the segments are the same as those described in Note 1 — Summary of Significant Accounting Policies. Our revenues are derived from our U.S. operations and all of our assets are located in the U.S. In 2016, 2015 and 2014, no single customer accounted for more than 10 percent of our total revenues, other than the customer associated with the sale of our Midtown Cedar Hill multifamily project in 2015.

	Real Estate	Mineral Resources	Other	Items Not Allocated to Segments		Total
	(In thousands)
For the year or at year-end 2016
Revenues	$190,273	$5,076	$1,965	$—		$197,314
Depreciation, depletion and amortization	976	145	352	7,772		9,245
Equity in earnings of unconsolidated ventures	5,778	173	172	—		6,123
Income (loss) before taxes from continuing operations attributable to Forestar Group Inc.	121,420	3,327	(4,625)	(29,307)	(a)	90,815
Total assets (b)	403,062	38,907	11,531	279,694		733,194
Investment in unconsolidated ventures	77,611	—	—	—		77,611
Capital expenditures	5,783	—	299	56		6,138
For the year or at year-end 2015
Revenues	$202,830	$9,094	$6,652	$—		$218,576
Depreciation, depletion and amortization	7,605	383	540	8,166		16,694
Equity in earnings of unconsolidated ventures	15,582	275	151	—		16,008
Income (loss) before taxes from continuing operations attributable to Forestar Group Inc.	67,678	4,230	(608)	(63,086)	(a)	8,214
Total assets (b)	691,238	39,469	19,106	117,466		867,279
Investment in unconsolidated ventures	82,453	—	—	—		82,453
Capital expenditures	13,644	59	745	242		14,690
For the year or at year-end 2014
Revenues	$213,112	$15,690	$9,362	$—		$238,164
Depreciation, depletion and amortization	3,741	684	497	8,035		12,957
Equity in earnings of unconsolidated ventures	8,068	586	31	—		8,685
Income (loss) before taxes from continuing operations attributable to Forestar Group Inc.	96,906	9,116	5,499	(54,479)	(a)	57,042
Investment in unconsolidated ventures	65,005	—	—	—		65,005
Capital expenditures	28,980	2,240	5,817	616		37,653
 _____________________

(a)	Items not allocated to segments consist of:

	For the Year
	2016	2015	2014
	(In thousands)
General and administrative expense	$(18,274)	$(24,802)	$(21,229)
Share-based and long-term incentive compensation expense	(4,425)	(4,474)	(3,417)
Gain on sale of assets	48,891	—	—
Interest expense	(19,985)	(34,066)	(30,286)
Loss on extinguishment of debt, net	(35,864)	—	—
Other corporate non-operating income	350	256	453
	$(29,307)	$(63,086)	$(54,479)

(b)	Total assets excludes assets of discontinued operations of $14 and $104,967 in 2016 and 2015.

Note 17 — Share-Based and Long-Term Incentive Compensation
Share-based and long-term incentive compensation expense consists of:

	For the Year
	2016	2015	2014
	(In thousands)
Cash-settled awards	$717	$(3,127)	$(3,710)
Equity-settled awards	2,444	5,026	5,168
Restricted stock	22	(8)	(25)
Stock options	854	2,355	1,984
Total share-based compensation	$4,037	$4,246	$3,417
Deferred cash	388	228	—
	$4,425	$4,474	$3,417
Share-based and long-term incentive compensation expense is included in:

	For the Year
	2016	2015	2014
	(In thousands)
General and administrative	$3,323	$2,451	$1,001
Other operating	1,102	2,023	2,416
	$4,425	$4,474	$3,417
Excluded from share-based compensation expense in the table above are fees earned by directors in the amount of $725,000 for 2016, $1,203,000 for 2015 and $906,000 for 2014 for which they elected to defer payment until retirement in the form of share-settled units. These expenses are included in general and administrative expense on our consolidated statements of income (loss) and comprehensive income (loss).
Share-Based Compensation
The fair value of awards granted to retirement-eligible employees and expensed at the date of grant was $600,000 in 2016, $517,000 in 2015 and $760,000 in 2014. Unrecognized share-based compensation expense related to non-vested equity-settled awards and stock options was $1,878,000 at year-end 2016. The weighted average period over which this amount will be recognized is estimated to be one year. We did not capitalize any share-based compensation in 2016, 2015 or 2014.
In 2016 and 2015, we issued 300,491 and 288,089 shares out of our treasury stock associated with vesting of stock-based awards or exercise of stock options, net of 25,082 and 51,521 shares withheld having a value of $222,000 and $762,000 for payroll taxes in connection with vesting of stock-based awards or exercise of stock options which are reflected in financing activities in our consolidated statements of cash flows.
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
Cash-settled awards granted to our directors in the form of restricted stock units are fully vested at the time of grant and payable upon retirement.

The following table summarizes the activity of cash-settled restricted stock unit awards in 2016:

	Equivalent Units	Weighted Average Grant Date Fair Value
	(In thousands)	(Per unit)
Non-vested at beginning of period	117	$16.00
Granted	—	—
Vested	(41)	18.84
Forfeited	(34)	13.83
Non-vested at end of period	42	14.98
The weighted average grant date fair value of cash-settled restricted stock unit awards was $13.26 per unit for 2015 and $18.96 per unit for 2014. The fair value of cash-settled restricted stock unit awards settled was $1,195,000 in 2016, $2,469,000 in 2015, and $2,286,000 in 2014. The aggregate current value of non-vested awards is $555,000 at year-end 2016 based on a year-end stock price of $13.30.
The following table summarizes the activity of cash-settled stock appreciation rights in 2016:

	Rights Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (Current Value Less Exercise Price)
	(In thousands)	(Per share)	(In years)	(In thousands)
Balance at beginning of period	487	$12.97	4	$404
Granted	—	—
Exercised	(52)	9.29
Forfeited	(61)	16.12
Balance at end of period	374	12.97	3	773
Exercisable at end of period	345	12.87	3	773
The intrinsic value of cash-settled stock appreciation rights settled was $154,000 in 2016, $206,000 in 2015 and $1,181,000 in 2014.
The fair value of accrued cash-settled awards at year-end 2016 and year-end 2015 were $1,758,000 and $3,757,000 and is included in other liabilities in our consolidated balance sheets.
Equity-settled awards
Equity-settled awards granted to our employees include restricted stock units (RSU), which vest after three years from the date of grant, market-leveraged stock units (MSU), which vest after three years from date of grant and performance stock units (PSU), which generally vest after three years from the date of grant if certain performance goals are met. Equity settled awards in the form of restricted stock units granted to our directors are fully vested at time of grant and settled upon retirement. The following table summarizes the activity of equity-settled awards in 2016:

	Equivalent Units	Weighted Average Grant Date Fair Value
	(In thousands)	(Per unit)
Non-vested at beginning of period	631	$18.25
Granted	313	9.04
Vested	(281)	15.12
Forfeited	(108)	17.91
Non-vested at end of period	555	14.70
In 2016, we granted 313,000 RSU awards at market value of the stock on the date of the grant. In 2015 and 2014, we granted 234,000 and 86,000 MSU awards. These awards will be settled in common stock based upon our stock price performance over three years from the date of grant. The number of shares to be issued could range from a high of 351,000 shares if our stock price increases by 50 percent or more, to 117,000 shares if our stock price decreases by 50 percent, or could be zero if our stock price decreases by more than 50 percent, the minimum threshold performance. We estimate the grant date fair value of MSU awards using a Monte Carlo simulation pricing model and the following assumptions:

	For the Year
	2015	2014
Expected stock price volatility	32.9%	42.2%
Risk-free interest rate	1.0%	0.7%
Expected dividend yield	—%	—%
Weighted average grant date fair value of MSU awards (per unit)	$15.11	$20.38
The weighted average grant date fair value of equity-settled awards (RSU, MSU and PSU) per unit in 2016, 2015 and 2014 was $9.04, $12.99 and $19.18. The fair value of equity-settled awards settled was $2,884,478, $4,451,000 and $3,119,000 in 2016, 2015 and 2014.
Unrecognized share-based compensation expense related to non-vested equity-settled awards is $1,106,000 at year-end 2016. The weighted average period over which this amount will be recognized is estimated to be one year.
Restricted stock awards
Restricted stock awards generally vest over three years, typically if we achieve a minimum one percent annualized return on assets over such three-year period. The following table summarizes the activity of restricted stock awards in 2016:

	Restricted Shares	Weighted Average Grant Date Fair Value
	(In thousands)	(Per unit)
Non-vested at beginning of period	4	$20.55
Granted	—	—
Vested	(4)	20.55
Forfeited	—	—
Non-vested at end of period	—	—
The fair value of our restricted stock awards settled in 2016, 2015 and 2014 was $44,000, $88,000 and $341,000.
Stock options
Stock options have a ten-year term, generally become exercisable ratably over four years and provide for accelerated or continued vesting upon retirement, death, disability or if there is a change in control. In 2016 and 2015, options were granted with an exercise price equal to the market value of our stock on the date of grant. In the first quarter of 2016, stock options were issued to each of two new directors to acquire 20,000 shares of common stock of which 6,500 shares vest on the first and second anniversary of the date of grant and the remaining 7,000 shares vest on the third anniversary of the date of grant. Expense associated with annual restricted stock units and non-qualified stock options to our board of directors is included in share-based compensation expense. The following table summarizes the activity of stock option awards in 2016:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (Current Value Less Exercise Price)
	(In thousands)	(Per share)	(In years)	(In thousands)
Balance at beginning of period	2,171	$19.56	5	$156
Granted	53	9.98
Exercised	(35)	9.29
Forfeited	(353)	20.03
Balance at end of period	1,836	19.39	5	449
Exercisable at end of period	1,597	20.25	4	261

We estimate the grant date fair value of stock options that do not have a market condition using the Black-Scholes option pricing model and the following assumptions:

	For the Year
	2016	2015
Expected stock price volatility	39.5%	45.6%
Risk-free interest rate	1.5%	1.8%
Expected life of options (years)	6	6
Expected dividend yield	—%	—%
Weighted average grant date fair value of options (per share)	$8.60	$6.51
We determine the expected life using the simplified method which utilizes the midpoint between the vesting period and the contractual life of the awards. The expected stock price volatility assumption was determined using a blend of historical and implied volatility.
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
The fair value of vested stock options was $0 in 2016, $0 in 2015 and $21,000 in 2014. The intrinsic value of options exercised was $61,000 in 2016, $0 in 2015 and $568,000 in 2014. Unrecognized share-based compensation expense related to non-vested stock options is $772,000 at year-end 2016. The weighted average period over which this amount will be recognized is estimated to be two years.
Pre-Spin Awards
Certain of our employees participated in Temple-Inland’s share-based compensation plans. In conjunction with our 2007 spin-off, these awards were equitably adjusted into separate awards of the common stock of Temple-Inland and the spin-off entities. No pre-spin awards were exercised in 2016. The intrinsic value of pre-spin awards exercised was $0 in 2016, $24,000 in 2015 and $352,000 in 2014.
Pre-spin stock option awards to our employees to purchase our common stock have a ten-year term, generally become exercisable ratably over four years and provide for accelerated or continued vesting upon retirement, death, disability or if there is a change in control. At year-end 2016, there were 17,000 pre-spin awards outstanding and exercisable on our stock with a weighted average exercise price of $30.56 and weighted average remaining term of less than one year.
Long-Term Incentive Compensation
In 2016, we granted $620,000 of long-term incentive compensation in the form of deferred cash compensation. The 2016 deferred cash awards vest annually over two years, and the 2015 deferred cash awards vest after three years. Both awards provide for accelerated vesting upon retirement, disability, death, or if there is a change in control. Expense associated with deferred cash awards is recognized ratably over the vesting period or earlier based on retirement eligibility. The accrued liability was $539,000 at year-end 2016 and is included in other liabilities.

Note 18 — Retirement Plans
Our defined contribution retirement plans include a 401(k) plan, which is funded, and a supplemental plan for certain employees, which is unfunded. The expense of our defined contribution retirement plans was $978,000 in 2016, $1,060,000 in 2015 and $1,338,000 in 2014. The unfunded liability for our supplemental plan was $334,000 at year-end 2016 and $802,000 at year-end 2015 and is included in other liabilities.

Note 19 — Supplemental Oil and Gas Disclosures (Unaudited)
The following unaudited information regarding our oil and gas reserves has been prepared and is presented pursuant to requirements of the Securities and Exchange Commission (SEC) and the Financial Accounting Standards Board (FASB).
As of year-end 2016, we have divested substantially all of our oil and gas working interest properties. As a result of this significant change in our operations, we have reported the results of operations and financial position of these assets as discontinued operations within our consolidated statements of income (loss) and comprehensive income (loss) and consolidated balance sheets for all periods presented. However, all information presented in this unaudited supplemental oil and gas disclosures footnote includes all oil and gas reserve estimates and results of operations.
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
We engaged independent petroleum engineers, Netherland, Sewell & Associates, Inc., to assist in preparing estimates of our proved oil and gas reserves, all of which are located in the U.S., and future net cash flows as of year-end 2016, 2015 and 2014.
These estimates were based on the economic and operating conditions existing at year-end 2016, 2015 and 2014. Proved developed reserves are those quantities of petroleum from existing wells and facilities, which by analysis of geosciences and engineering data, can be estimated with reasonable certainty to be commercially recoverable, from a given date forward for known reservoirs and under defined economic conditions, operating methods and government regulations.
SEC rules require disclosure of proved reserves using the twelve-month average beginning-of-month price (which we refer to as the average price) for the year. These same average prices also are used in calculating the amount of (and changes in) future net cash inflows related to the standardized measure of discounted future net cash flows.
For 2016, 2015 and 2014, the average spot price per barrel of oil based on the West Texas Intermediate price is $42.75, $50.28 and $94.99 and the average price per MMBTU of gas based on the Henry Hub spot is $2.48, $2.59 and $4.35. All prices were then adjusted for quality, transportation fees and differentials.
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

Estimated Quantities of Proved Oil and Gas Reserves
Estimated quantities of proved oil and gas reserves are summarized as follows:

	Reserves
	Oil (a) (Barrels)	Gas (Mcf)
	(In thousands)
Consolidated entities:
Year-end 2013	5,824	13,630
Revisions of previous estimates	608	293
Extensions and discoveries	2,191	774
Acquisitions	85	31
Sales	(105)	(218)
Production	(931)	(1,861)
Year-end 2014	7,672	12,649
Revisions of previous estimates	(855)	(1,675)
Extensions and discoveries	224	173
Acquisitions	—	—
Sales	(704)	(1,223)
Production	(1,158)	(1,967)
Year-end 2015	5,179	7,957
Revisions of previous estimates	(11)	631
Extensions and discoveries	29	—
Acquisitions	—	—
Sales	(4,460)	(3,756)
Production	(291)	(996)
Year-end 2016	446	3,836
Our share of ventures accounted for using the equity method:
Year-end 2013	—	2,332
Revisions of previous estimates	—	(382)
Production	—	(199)
Year-end 2014	—	1,751
Revisions of previous estimates	—	(320)
Production	—	(168)
Year-end 2015	—	1,263
Revisions of previous estimates	—	79
Production	—	(143)
Year-end 2016	—	1,199
Total consolidated and our share of equity method ventures:
Year-end 2014
Proved developed reserves	5,269	12,599
Proved undeveloped reserves	2,403	1,801
Total Year-end 2014	7,672	14,400
Year-end 2015
Proved developed reserves	5,179	9,220
Proved undeveloped reserves	—	—
Total Year-end 2015	5,179	9,220
Year-end 2016
Proved developed reserves	446	5,035
Proved undeveloped reserves	—	—
Total Year-end 2016	446	5,035
 _____________________

(a)	Includes natural gas liquids (NGLs).

We do not have any estimated reserves of synthetic oil, synthetic gas or products of other non-renewable natural resources that are intended to be upgraded into synthetic oil and gas.
At year-end 2016, estimated quantities of proved oil and gas reserves are related to our owned mineral interests which are classified as assets held for sale.
In 2016, we sold oil and gas wells located primarily in Oklahoma, Kansas, Nebraska and North Dakota. Our net reserves for those properties as of year-end 2015 less our share of 2016 production were 4,155,000 barrels of oil, 305,000 barrels of NGL, and 3,756,000 Mcf of gas. Oklahoma properties sold were mainly mature gas wells. Kansas and Nebraska produce oil from the Lansing/Kansas City formation. The North Dakota oil wells produce from the Bakken/Three Forks formation.
In 2015, oil and gas properties having reserves consisting of approximately 704,000 barrels of oil and 1,223,000 Mcf of gas located primarily in the Texas Panhandle and Bakken/Three Forks formations were sold. Due to the significant decline in oil and gas prices during 2015, net negative revisions of previous estimates were 855,000 barrels of oil and 1,995,000 Mcf of gas. At year-end 2015, we had no barrels of oil equivalent (BOE) of proved undeveloped (PUD) reserves based on our plan to exit non-core oil and gas working interest assets compared with 2,703,000 BOE of PUD reserves at year-end 2014.
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
In 2015 and 2014, reserve additions from new wells drilled and completed during the year are shown for both consolidated entities and ventures accounted for using the equity method under extensions and discoveries. There were no new well additions in 2016, 36 new well additions in 2015 and 106 new well additions in 2014.
Capitalized Costs Relating to Oil and Gas Producing Activities
Capitalized costs related to our oil and gas producing activities classified as assets held for sale at year-end 2016 are as follows:

	At Year-End
	2016	2015
	(In thousands)
Consolidated entities:
Unproved oil and gas properties	$374	$19,441
Proved oil and gas properties	5,159	119,414
Total costs	5,533	138,855
Less accumulated depreciation, depletion and amortization	(4,751)	(58,242)
	$782	$80,613
We have not capitalized any costs for our share in ventures accounted for using the equity method.

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development
Costs incurred in oil and gas property acquisition, exploration and development activities, whether capitalized or expensed, follows:

	For the Year
	2016	2015	2014
	(In thousands)
Consolidated entities:
Acquisition costs
Proved properties	$—	$—	$2,001
Unproved properties	15	4,832	25,666
Exploration costs	21	17,922	39,399
Development costs	537	27,609	40,277
	$573	$50,363	$107,343

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

	At Year-End
	2016	2015	2014
	(In thousands)
Consolidated entities:
Future cash inflows	$24,304	$216,588	$665,657
Future production and development costs	(2,988)	(93,623)	(271,735)
Future income tax expenses	(3,926)	(22,218)	(106,002)
Future net cash flows	17,390	100,747	287,920
10% annual discount for estimated timing of cash flows	(7,077)	(33,951)	(124,079)
Standardized measure of discounted future net cash flows	$10,313	$66,796	$163,841
Our share in ventures accounted for using the equity method:
Future cash inflows	$2,010	$2,283	$6,186
Future production and development costs	(216)	(245)	(664)
Future income tax expenses	(537)	(774)	(2,098)
Future net cash flows	1,257	1,264	3,424
10% annual discount for estimated timing of cash flows	(585)	(562)	(1,649)
Standardized measure of discounted future net cash flows	$672	$702	$1,775
Total consolidated and our share of equity method ventures	$10,985	$67,498	$165,616
Future net cash flows were computed using prices used in estimating proved oil and gas reserves, year-end costs, and statutory tax rates (adjusted for tax deductions) that relate to proved oil and gas reserves.

Changes in the standardized measure of discounted future net cash flow follows:

	For the Year
	Consolidated	Our Share of Equity Method Ventures	Total
	(In thousands)
Year-end 2013	$135,553	$1,300	$136,853
Changes resulting from:
Net change in sales prices and production costs	(1,064)	1,571	507
Net change in future development costs	1,308	—	1,308
Sales of oil and gas, net of production costs	(63,192)	(787)	(63,979)
Net change due to extensions and discoveries	58,228	—	58,228
Net change due to acquisition of reserves	2,778	—	2,778
Net change due to divestitures of reserves	(5,804)	—	(5,804)
Net change due to revisions of quantity estimates	15,303	(343)	14,960
Previously estimated development costs incurred	15,497	—	15,497
Accretion of discount	18,067	210	18,277
Net change in timing and other	4,198	115	4,313
Net change in income taxes	(17,031)	(291)	(17,322)
Aggregate change for the year	28,288	475	28,763
Year-end 2014	163,841	1,775	165,616
Changes resulting from:
Net change in sales prices and production costs	(136,536)	(1,112)	(137,648)
Net change in future development costs	92	—	92
Sales of oil and gas, net of production costs	(31,732)	(428)	(32,160)
Net change due to extensions and discoveries	11,747	—	11,747
Net change due to acquisition of reserves	—	—	—
Net change due to divestitures of reserves	(15,855)	—	(15,855)
Net change due to revisions of quantity estimates	(15,164)	(267)	(15,431)
Previously estimated development costs incurred	15,096	—	15,096
Accretion of discount	22,600	286	22,886
Net change in timing and other	4,018	(210)	3,808
Net change in income taxes	48,689	658	49,347
Aggregate change for the year	(97,045)	(1,073)	(98,118)
Year-end 2015	66,796	702	67,498
Changes resulting from:
Net change in sales prices and production costs	(3,585)	(60)	(3,645)
Net change in future development costs	—	—	—
Sales of oil and gas, net of production costs	(5,663)	(208)	(5,871)
Net change due to extensions and discoveries	410	—	410
Net change due to acquisition of reserves	—	—	—
Net change due to divestitures of reserves	(63,535)		(63,535)
Net change due to revisions of quantity estimates	1,304	63	1,367
Previously estimated development costs incurred	—	—	—
Accretion of discount	2,992	113	3,105
Net change in timing and other	(128)	(80)	(208)
Net change in income taxes	11,722	142	11,864
Aggregate change for the year	(56,483)	(30)	(56,513)
Year-end 2016	$10,313	$672	$10,985
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
Information about the results of operations of our oil and gas interests follows:

	For the Year
	2016	2015	2014
	(In thousands)
Consolidated entities
Revenues	$10,111	$51,553	$82,919
Production costs	(4,392)	(19,820)	(19,727)
Exploration costs	(124)	(11,864)	(17,416)
Depreciation, depletion, amortization	(2,157)	(28,774)	(29,442)
Non-cash impairment of proved oil and gas properties and unproved leasehold interests	(612)	(164,831)	(32,665)
Oil and gas administrative expenses	(8,700)	(11,700)	(17,000)
Accretion expense	(56)	(144)	(121)
Income tax (expense) benefit	(20)	14,717	13,398
Results of operations	(5,950)	(170,863)	(20,054)
Our share in ventures accounted for using the equity method:
Revenues	$284	$428	$786
Production costs	(76)	(102)	(105)
Oil and gas administrative expenses	(35)	(51)	(95)
Income tax (expense) benefit	—	21	(235)
Results of operations	$173	$296	$351
Total results of operations	$(5,777)	$(170,567)	$(19,703)
Production costs represent our share of oil and gas production severance taxes, and lease operating expenses. Exploration costs principally represent exploratory dry hole costs, geological and geophysical and seismic study costs.

Note 20 — Summary of Quarterly Results of Operations (Unaudited)
Summarized quarterly financial results for 2016 and 2015 follows:

	First Quarter (a)	Second Quarter (a)	Third Quarter (a)	Fourth Quarter (a)
	(In thousands, except per share amounts)
2016
Total revenues	$37,618	$47,992	$47,207	$64,497
Gross profit (loss)	18,579	(24,953)	17,403	17,352
Operating income (loss)	13,590	69,528	6,256	50,980
Equity in earnings of unconsolidated ventures	47	188	3,637	2,251
Income from continuing operations before taxes attributable to Forestar Group Inc.	5,992	26,591	7,163	51,069
Income (loss) from discontinued operations, net of taxes	(8,216)	(2,048)	(7,164)	563
Net income (loss) attributable to Forestar Group Inc.	(4,376)	9,614	9,665	43,745

Net income (loss) per share — basic
Continuing operations	$0.11	$0.28	$0.40	$1.03
Discontinued operations	$(0.24)	$(0.05)	$(0.17)	$0.01
Net income (loss) per share — basic	$(0.13)	$0.23	$0.23	$1.04

Net income (loss) per share — diluted
Continuing operations	$0.09	0.28	0.40	$1.02
Discontinued operations	$(0.19)	(0.05)	(0.17)	$0.01
Net income (loss) per share — diluted	$(0.10)	0.23	0.23	$1.03

2015
Total revenues	$37,374	$43,625	$32,185	$105,392
Gross profit (loss)	18,012	21,060	12,879	46,655
Operating income (loss)	(3,424)	5,919	(8,482)	29,929
Equity in earnings of unconsolidated ventures	3,045	5,584	2,909	4,470
Income from continuing operations before taxes attributable to Forestar Group Inc.	(8,204)	3,382	(13,711)	26,747
Income (loss) from discontinued operations, net of taxes	(2,719)	(36,992)	(106,937)	(39,482)
Net loss attributable to Forestar Group Inc.	(8,158)	(34,507)	(164,216)	(6,166)

Net income (loss) per share — basic
Continuing operations	$(0.16)	$0.07	$(1.67)	$0.97
Discontinued operations	$(0.08)	$(1.08)	$(3.12)	$(1.15)
Net income (loss) per share — basic	$(0.24)	$(1.01)	$(4.79)	$(0.18)

Net income (loss) per share — diluted
Continuing operations	$(0.16)	$0.06	$(1.67)	$0.79
Discontinued operations	$(0.08)	$(0.87)	$(3.12)	$(0.93)
Net income (loss) per share — diluted	$(0.24)	$(0.81)	$(4.79)	$(0.14)
 _____________________
(a)Non-cash impairment charges related to real estate, water assets and unproved leasehold interests and proved oil and gas properties included in our quarterly financial results are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands)
2016
Continuing operations	$—	$48,826	$7,627	$3,874
Discontinued operations	$—	$612	$—	$—
2015
Continuing operations	$504	$225	$—	$315
Discontinued operations	$7	$45,938	$81,240	$37,646

Note 21 — Subsequent Events
On January 5, 2017, we entered into a tax benefits preservation plan (the “Plan”) with Computershare Trust Company, N.A., as rights agent, and our Board of Directors declared a dividend distribution of one right (a “Right”) for each outstanding share of common stock, par value $1.00 per share, to stockholders of record at the close of business on January 17, 2017. Each Right is governed by the terms of the Plan and entitles the registered holder to purchase from the Company a unit consisting of one one-thousandth of a share of Series B Junior Participating Preferred Stock, par value $0.01 per share, at a purchase price of $50 per unit, subject to adjustment. The Plan is intended to help protect our tax attributes, such as built in losses and other tax attributes, by deterring any person from becoming a “5-percent shareholder” (as defined in Section 382 of the Internal Revenue Code of 1986, as amended, and the Treasury Regulations promulgated thereunder).
On February 17, 2017, we entered into a Purchase and Sale Agreement with Mineral Resource Partners, LLC, whereby we sold substantially all of our remaining oil and gas assets for $85,600,000, of which $75,000,000 was received at closing. The balance of the purchase price is being held in a third-party escrow account pending completion of (a) title review, and (b) transfer of certain mineral interests owned by a venture in which the Company is a member (Venture Minerals). Prorations of operating revenues and expenses will be made utilizing an effective date of January 1, 2017. This agreement also contains representations, warranties and indemnities customary for oil and gas industry entity and asset sale and purchase transactions, and includes purchase price adjustment provisions, within certain parameters, relating to title and failure or inability to transfer the Venture Minerals. In first quarter 2017, we expect to recognize a gain on sale of approximately $82,400,000, of which $10,600,000 will be deferred until verification of title for non-producing fee minerals in Texas and Louisiana, transfer of certain mineral interests owned by a venture in which the Company is a member and release of the escrowed funds. In addition, the Company expects to incur a non-cash charge of $37,900,000 related to oil and gas enterprise goodwill that is impaired due to the sale of substantially all of the Company's remaining oil and gas assets.

Forestar Group Inc.
Schedule III — Consolidated Real Estate and Accumulated Depreciation
Year-End 2016
(In thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at End of Period
Description	Encumbrances	Land	Buildings & Improvements	Improvements less Cost of Sales and Other	Carrying Costs(a)	Land & Land Improvements	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
Entitled, Developed, and Under Development Projects:
ARIZONA
Pima County
Dove Mountain		$5,860		$3		$5,863		$5,863			2015
CALIFORNIA
Contra Costa County
San Joaquin River		12,225		(10,558)		1,667		1,667			(b)
COLORADO
Douglas County
Pinery West		7,308		3,791		11,099		11,099		2006	2006
Cielo		3,933		2,645		6,578		6,578			2016
Weld County
Buffalo Highlands		3,001		(295)		2,706		2,706		2006	2005
Johnstown Farms		2,749		4,189	$100	7,038		7,038		2002	2002
Stonebraker		3,878		(1,786)		2,092		2,092		2005	2005
GEORGIA
Cobb County
West Oaks		1,669		1,543		3,212		3,212		2015	2015
Paulding County
Harris Place		265		(111)		154		154			2012
Seven Hills		2,964		1,162	13	4,139		4,139			2012
NORTH CAROLINA
Cabbarrus County
Moss Creek		1,254		101		1,355		1,355			2016
Mecklenburg County
Walden		12,085		2,279	87	14,451		14,451		2016	2015
SOUTH CAROLINA
Lancaster County
Ansley Park		5,089		1,594		6,683		6,683			2015
York County
Habersham		3,877		1,128	421	5,426		5,426		2014	2013

Forestar Group Inc.
Schedule III — Consolidated Real Estate and Accumulated Depreciation
Year-End 2016
(In thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at End of Period
Description	Encumbrances	Land	Buildings & Improvements	Improvements less Cost of Sales and Other	Carrying Costs(a)	Land & Land Improvements	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
TENNESEE
Williamson County
Morgan Farms		$6,841		$(1,808)	$88	$5,121		$5,121		2013	2013
Scales Farmstead		3,575		9,319	389	13,283		13,283			2015
Weatherford Estates		856		374	138	1,368		1,368		2015	2014
Wilson County
Beckwith Crossing		1,294		2,397	161	3,852		3,852		2015	2014
TEXAS
Bastrop County
Hunter’s Crossing		3,613		5,226		8,839		8,839		2001	2001
Bexar County
Cibolo Canyons		17,305		26,397	1,203	44,905		44,905		2004	1986
Calhoun County
Caracol		8,603		(8,025)		578		578		2006	2006
Collin County
Lakes of Prosper		8,951		(3,005)	348	6,294		6,294			2012
Parkside		2,177		(4)	183	2,356		2,356		2014	2013
Timber Creek		7,282		9,862		17,144		17,144		2007	2007
Village Park		4,772		(4,720)		52		52			2012
Comal County
Oak Creek Estates		1,921		685	22	2,628		2,628		2006	2005
Dallas County
Stoney Creek		12,822		327	443	13,592		13,592		2007	2007
Denton County
Lantana		27,673		(11,242)	529	16,960		16,960		2000	1999
River's Edge		1,227		436		1,663		1,663			2014
The Preserve at Pecan Creek		5,855		(1,387)	47	4,515		4,515		2006	2005
Fort Bend County
Summer Lakes		4,269		374	78	4,721		4,721		2013	2012
Summer Park		4,804		(2,557)	17	2,264		2,264		2013	2012
Willow Creek Farms	486	3,479		(1,187)		2,292		2,292		2012	2012
Harris County
Barrington		8,950		(7,483)		1,467		1,467			2011
City Park		3,946		(2,243)	229	1,932		1,932		2002	2001
Imperial Forest		5,345		(957)	4	4,392		4,392		2015	2014

Forestar Group Inc.
Schedule III — Consolidated Real Estate and Accumulated Depreciation
Year-End 2016
(In thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at End of Period
Description	Encumbrances	Land	Buildings & Improvements	Improvements less Cost of Sales and Other	Carrying Costs(a)	Land & Land Improvements	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
Hays County
Arrowhead Ranch		$12,856		$9,204	$233	$22,293		$22,293		2015	2007
Tarrant County
Summer Creek Ranch		2,887		(1,377)		1,510		1,510			2012
The Bar C Ranch		1,365		842	197	2,404		2,404			2012
Other		5,222		(276)	25	4,971		4,971
Total Entitled, Developed, and Under Development Projects	$486	$234,047	$—	$24,857	$4,955	$263,859	$—	$263,859	$—
Undeveloped Land and land in entitlement:
CALIFORNIA
Los Angeles County
Land In Entitlement Process		$3,950		$20,838		$24,788		$24,788			1997
GEORGIA
Cherokee County
Undeveloped Land		80				80		80			(b)
TEXAS
Bexar County
Undeveloped Land				2,548		2,548		2,548			(b)
Montgomery County
Undeveloped Land				5		5		5			(b)
Other
Undeveloped Land				1,723		1,723		1,723			(b)
Total Undeveloped Land and Land in Entitlement	$—	$4,030	$—	$25,114	$—	$29,144	$—	$29,144	$—
Total	$486	$238,077	$—	$49,971	$4,955	$293,003	$—	$293,003	$—

____________________
(a)We do not capitalize carrying costs until development begins.
(b)The acquisition date is not available.

Reconciliation of real estate:

	2016	2015	2014
	(In thousands)
Balance at beginning of year	$618,844	$607,133	$547,530
Amounts capitalized	89,780	124,633	214,184
Amounts retired or adjusted	(415,621)	(112,922)	(154,581)
Balance at close of period	$293,003	$618,844	$607,133
Reconciliation of accumulated depreciation:

	2016	2015	2014
	(In thousands)
Balance at beginning of year	$(32,129)	$(31,377)	$(28,066)
Depreciation expense	(816)	(6,810)	(3,319)
Amounts retired or adjusted	32,945	6,058	8
Balance at close of period	$—	$(32,129)	$(31,377)

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
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
(c) Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Set forth below is certain information about the members of our Board of Directors:

Name	Age	Year First Elected to the Board	Principal Occupation
James A. Rubright	70	2007	Retired Chairman and Chief Executive Officer of Rock-Tenn Company
M. Ashton Hudson	44	2016	President and General Counsel of Rock Creek Capital Group, Inc.
William C. Powers, Jr.	70	2007	Professor of Law at The University of Texas at Austin
Daniel B. Silvers	40	2015	Managing Member at Matthews Lane Capital Partners LLC
Richard M. Smith	71	2007	President of Pinkerton Foundation
Richard D. Squires	59	2016	Managing Director and Co-Founder of Lennox Capital Partners, LLC
Phillip J. Weber	56	2015	Chief Executive Officer of Forestar Group Inc.
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

Equity Compensation Plan Information
We have only one equity compensation plan, the Forestar 2007 Stock Incentive Plan. It was approved by our sole stockholder prior to spin-off and material terms and amendments thereto were subsequently approved by our stockholders. Information at year-end 2016 about our equity compensation plan under which our common stock may be issued follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)(2)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,935,557	$20.73	1,097,059
Equity compensation plans not approved by security holders	None	None	None
Total	2,935,557	$20.73	1,097,059
  _____________________

(1)	Includes 234,764 shares issuable to former Temple-Inland and the other spin-off entity personnel resulting from the equitable adjustment of Temple-Inland equity awards in connection with our spin-off.

(2)
Includes 484,406 equity-settled restricted stock units, 224,616 market-leveraged stock units and 138,819 performance stock units, which are excluded from the calculation of weighted-average exercise price. Market-leveraged stock unit and performance stock unit awards will be settled in common stock based upon performance over three years from the date of grant. For market-leveraged stock units, the number of shares to be issued could range from a high of 336,924 shares if our stock price increases by 50 percent or more, to 112,308 shares if our stock price decreases by 50 percent, or could be zero if our stock price decreases by more than 50 percent, the minimum threshold performance. For performance stock units, the number of shares to be issued could range from 277,638 shares at maximum performance to 138,819 at threshold performance, or could be zero below threshold performance.

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

3.10
Certificate of Designations, Preferences and Rights of Series B Junior Participating Preferred Stock of Forestar Group Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on January 5, 2017).

4.1
Specimen Certificate for shares of common stock, par value $1.00 per share (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed with the Commission on January 5, 2017).

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

4.5	Indenture, dated May 12, 2014 (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed with the Commission on May 15, 2014).
4.6
Form of 8.500% Senior Secured Notes due 2022 (included in Exhibit 4.10 above) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on May 15, 2014).

4.7
Supplemental Indenture, dated as of June 21, 2016, among Forestar (USA) Real Estate Group Inc., as issuer, the Guarantors named therein and U.S. Bank National Association, as trustee, to the Indenture, dated as of May 12, 2014, among Forestar (USA) Real Estate Group Inc., the Guarantors named therein and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed with the Commission on June 21, 2016).

4.8
Tax Benefits Preservation Plan, dated as of January 5, 2017, between Forestar Group Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed with the Commission on January 5, 2017).

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

10.7†	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K filed with the Commission on March 5, 2009).
10.8†	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K filed with the Commission on March 14, 2013).
10.9†	Form of Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K filed with the Commission on March 14, 2013).
10.10†	Form of Stock Appreciation Right Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on February 12, 2009).
10.11†
First Amendment to the Forestar Real Estate Group Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on May 13, 2009).

10.12†
Second Amendment to the Forestar Group Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed with the Commission on March 3, 2010).

10.13†	Form of Market-Leveraged Stock Unit Award Agreement (incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K filed with the Commission on March 14, 2013).
10.14†
Form of Indemnification Agreement entered into between the Company and each of its executive officers (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K filed with the Commission on March 14, 2013).

10.15†
Amendment No. 2 to Forestar Group Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.25 of the Company's Annual Report on Form 10-K filed with the Commission on March 11, 2014).

10.16
Agreement of Guaranty and Suretyship (Completion), dated January 17, 2014, by Forestar Group Inc. in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on January 17, 2014).

10.17
Agreement of Guaranty and Suretyship (Payment), dated January 17, 2014, by Forestar Group Inc. in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on January 17, 2014).

10.18
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

10.19
Guaranty, dated July 15, 2014, by Forestar (USA) Real Estate Group Inc. in favor of Regions Bank (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on July 18, 2014).

10.20
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

10.21
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

10.22†
Employment Agreement, dated October 21, 2015, between the Company and Phillip J. Weber (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 26, 2015).

10.23
Purchase and Sale Agreement, dated February 4, 2016, by and between Capital of Texas Insurance Group and Austin Lakeside Hotel Owner LLC (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2016).

10.24
Director Nomination Agreement, dated February 5, 2016, by and between Forestar Group Inc. and Carlson Capital, L.P. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on February 8, 2016).

10.25
Director Nomination Agreement, dated February 5, 2016, by and between Forestar Group Inc. and Cove Street Capital, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on February 8, 2016).

10.26
Purchase and Sale Agreement, dated April 7, 2016, by and between Forestar Petroleum Corporation and DW Slate, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on April 11, 2016).

10.27
Consent to Third Amended and Restated Credit Agreement dated June 30, 2016, by and among the Company, Forestar (USA) Real Estate Group Inc. and certain of its wholly-owned subsidiaries signatory thereto, KeyBank National Associate, as agent and lender, the lenders thereto, and the other parties thereto (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 5, 2016).

10.28*	Purchase and Sale Agreement, dated November 9, 2016 among Forestar Real Estate Group Inc., Forestar Petroleum Corporation and SPP Land, LLC.
10.29*	Purchase and Sale Agreement, dated November 10, 2016 among Forestar Real Estate Group Inc., Forestar Petroleum Corporation and Hubble Timber, LLC.
10.30*	Purchase and Sale Agreement, dated November 11, 2016 among Forestar Real Estate Group Inc., Forestar Petroleum Corporation and TIR Europe Forestry Fund S.C.A. SICAV-SIF.
10.31
Purchase and Sale Agreement, dated February 17, 2017, between Forestar (USA) Real Estate Group Inc. and Mineral Resources Partners, LLC (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on February 17, 2017).

21.1*	List of Subsidiaries of the Company.
23.1*	Consent of Ernst & Young LLP.
23.2*	Consent of Netherland, Sewell & Associates, Inc.
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Reserve report of Netherland, Sewell & Associates, Inc., dated February 3, 2017.
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

  _____________________

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.

Item 16.	Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORESTAR GROUP INC.

By:	/s/ Phillip J. Weber
Phillip J. Weber
Chief Executive Officer
Date: March 3, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Phillip J. Weber	Director and Chief Executive Officer (Principal Executive Officer)	March 3, 2017
Phillip J. Weber

/s/ Charles D. Jehl	Chief Financial Officer (Principal Financial Officer)	March 3, 2017
Charles D. Jehl

/s/ Sabita C. Reddy	Vice President Accounting (Principal Accounting Officer)	March 3, 2017
Sabita C. Reddy

/s/ James A. Rubright	Chairman of the Board	March 3, 2017
James A. Rubright

/s/ M. Ashton Hudson	Director	March 3, 2017
M. Ashton Hudson

/s/ William C. Powers, Jr.	Director	March 3, 2017
William C. Powers, Jr.

/s/ Daniel B. Silvers	Director	March 3, 2017
Daniel B. Silvers

/s/ Richard M. Smith	Director	March 3, 2017
Richard M. Smith

/s/ Richard D. Squires	Director	March 3, 2017
Richard D. Squires