Form 10-Q
period 2017-03-31
Forestar Group Inc.
filed 2017-05-09
CIK 1406587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding as of May 5, 2017
Common Stock, par value $1.00 per share	41,857,512

FORESTAR GROUP INC.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
FORESTAR GROUP INC.
Consolidated Balance Sheets
(Unaudited)

	First Quarter-End	Year-End
	2017	2016
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$337,432	$265,798
Real estate	289,909	293,003
Assets of discontinued operations	5	14
Assets held for sale	29,867	30,377
Investment in unconsolidated ventures	79,262	77,611
Receivables, net	18,535	8,931
Income taxes receivable	—	10,867
Prepaid expenses	2,412	2,000
Property and equipment, net	2,621	3,116
Deferred tax asset, net	294	323
Goodwill	—	37,900
Other assets	3,257	3,268
TOTAL ASSETS	$763,594	$733,208
LIABILITIES AND EQUITY
Accounts payable	$5,615	$4,804
Accrued employee compensation and benefits	1,713	4,126
Accrued property taxes	910	2,008
Accrued interest	529	1,585
Income taxes payable	4,566	—
Earnest money deposits	13,304	10,511
Other accrued expenses	7,238	12,598
Liabilities of discontinued operations	1,163	5,295
Liabilities held for sale	459	103
Other liabilities	28,986	19,702
Debt, net	111,783	110,358
TOTAL LIABILITIES	176,266	171,090
COMMITMENTS AND CONTINGENCIES
EQUITY
Forestar Group Inc. shareholders’ equity:
Common stock, par value $1.00 per share, 200,000,000 authorized shares, 44,803,603 issued at first quarter-end 2017 and year-end 2016	44,804	44,804
Additional paid-in capital	549,926	553,005
Retained earnings	37,807	12,602
Treasury stock, at cost, 3,005,101 shares at first quarter-end 2017 and 3,187,253 shares at year-end 2016	(46,716)	(49,760)
Total Forestar Group Inc. shareholders’ equity	585,821	560,651
Noncontrolling interests	1,507	1,467
TOTAL EQUITY	587,328	562,118
TOTAL LIABILITIES AND EQUITY	$763,594	$733,208
Please read the notes to consolidated financial statements.

FORESTAR GROUP INC.
Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
(Unaudited)

	First Quarter
	2017	2016
	(In thousands, except per share amounts)
REVENUES
Real estate sales and other	$20,752	$26,408
Commercial and income producing properties	—	9,690
Real estate	20,752	36,098
Mineral resources	1,497	1,082
Other	56	438
	22,305	37,618
COSTS AND EXPENSES
Cost of real estate sales and other	(12,032)	(13,262)
Cost of commercial and income producing properties	11	(5,162)
Cost of mineral resources	(38,315)	(230)
Cost of other	(301)	(385)
Other operating expenses	(4,957)	(12,091)
General and administrative	(4,691)	(6,479)
	(60,285)	(37,609)
GAIN ON SALE OF ASSETS	74,215	13,581
OPERATING INCOME	36,235	13,590
Equity in earnings of unconsolidated ventures	6,362	47
Interest expense	(2,235)	(7,639)
Other non-operating income	676	74
INCOME FROM CONTINUING OPERATIONS BEFORE TAXES	41,038	6,072
Income tax expense	(16,211)	(2,152)
NET INCOME FROM CONTINUING OPERATIONS	24,827	3,920
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAXES	418	(8,216)
CONSOLIDATED NET INCOME (LOSS)	25,245	(4,296)
Less: Net (income) loss attributable to noncontrolling interests	(40)	(80)
NET INCOME (LOSS) ATTRIBUTABLE TO FORESTAR GROUP INC.	$25,205	$(4,376)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	42,097	34,302
Diluted	42,406	42,320
NET INCOME (LOSS) PER BASIC SHARE
Continuing operations	$0.59	$0.11
Discontinued operations	0.01	(0.24)
NET INCOME (LOSS) PER BASIC SHARE	$0.60	$(0.13)
NET INCOME (LOSS) PER DILUTED SHARE
Continuing operations	0.58	0.09
Discontinued operations	0.01	(0.19)
NET INCOME (LOSS) PER DILUTED SHARE	0.59	(0.10)
TOTAL COMPREHENSIVE INCOME (LOSS)	$25,205	$(4,376)
Please read the notes to consolidated financial statements.

FORESTAR GROUP INC.
Consolidated Statements of Cash Flows
(Unaudited)

	First Quarter
	2017	2016
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$25,245	$(4,296)
Adjustments:
Depreciation, depletion and amortization	1,485	4,785
Change in deferred income taxes	29	—
Equity in earnings of unconsolidated ventures	(6,362)	(47)
Distributions of earnings of unconsolidated ventures	4,974	1,304
Share-based compensation	843	1,380
Real estate cost of sales	12,240	12,841
Real estate development and acquisition expenditures, net	(13,740)	(14,794)
Reimbursements from utility and improvement districts	1,180	306
Asset impairments	37,900	—
Gain on sale of assets	(74,215)	(2,604)
Other	945	1,820
Changes in:
Notes and accounts receivable	(1,925)	13,979
Prepaid expenses and other	(647)	(660)
Accounts payable and other accrued liabilities	(5,764)	(6,702)
Income taxes	15,433	(2,303)
Net cash provided by (used for) operating activities	(2,379)	5,009
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, equipment, software, reforestation and other	(17)	(3,501)
Oil and gas properties and equipment	(2,400)	(426)
Investment in unconsolidated ventures	(1,915)	(3,019)
Proceeds from sales of assets	77,510	56,828
Return of investment in unconsolidated ventures	1,511	1,567
Net cash provided by investing activities	74,689	51,449
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of debt	—	(11,185)
Additions to debt	304	1,307
Distributions to noncontrolling interests, net	—	(171)
Payroll taxes on issuance of stock-based awards	(980)	(205)
Net cash used for financing activities	(676)	(10,254)

Net increase in cash and cash equivalents	71,634	46,204
Cash and cash equivalents at beginning of period	265,798	96,442
Cash and cash equivalents at end of period	$337,432	$142,646
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
We prepare our unaudited interim financial statements in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and Securities and Exchange Commission requirements for interim financial statements. As a result, they do not include all the information and disclosures required for complete financial statements. However, in our opinion, all adjustments considered necessary for a fair presentation have been included. Such adjustments consist only of normal recurring items unless otherwise noted. We make estimates and assumptions about future events. Actual results can, and probably will, differ from those we currently estimate including those principally related to allocating costs to real estate and measuring long-lived assets for impairment. These interim operating results are not necessarily indicative of the results that may be expected for the entire year. For further information, please read the financial statements included in our 2016 Annual Report on Form 10-K.
At year-end 2016, we had divested substantially all of our oil and gas working interest properties. As a result of this significant change in our operations, we have reported the results of operations and financial position of these assets as discontinued operations within the consolidated statements of income (loss) and comprehensive income (loss) and consolidated balance sheets for all periods presented.
Note 2—New and Pending Accounting Pronouncements
Adoption of New Accounting Standards
In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, as part of its simplification initiative. The areas for simplification in this update involve several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and the classification on the statement of cash flows. The updated standard is effective for annual and interim periods beginning after December 31, 2016. Effective first quarter 2017, stock-based compensation (SBC) excess tax benefits or deficiencies are reflected in the consolidated statements of income (loss) and comprehensive income (loss) as a component of the provision for income taxes, whereas they previously were recognized in equity to the extent additional paid-in capital pool was available. Additionally, our consolidated statements of cash flows now presents excess tax benefits as an operating activity, with the prior periods adjusted accordingly. Finally, we have elected to account for forfeitures as they occur, rather than estimate expected forfeitures. As a result of the adoption of ASU 2016-09 in first quarter 2017, there were no material impacts to our consolidated financial statements.
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

Note 3—Real Estate
Real estate consists of:

	First Quarter-End	Year-End
	2017	2016
	(In thousands)
Entitled, developed and under development projects	$260,459	$263,859
Land in the entitlement process and other	29,450	29,144
	$289,909	$293,003
Our estimated costs of assets for which we expect to be reimbursed by utility and improvement districts were $46,660,000 at first quarter-end 2017 and $45,157,000 at year-end 2016, including $15,344,000 at first quarter-end 2017 and $14,749,000 at year-end 2016 related to our Cibolo Canyons project near San Antonio, Texas. In first quarter 2017, we have collected $1,180,000 in reimbursements that were previously submitted to these districts. At first quarter-end 2017, our inception-to-date submitted and approved reimbursements for the Cibolo Canyons project were $54,376,000 of which we have collected $45,132,000. These costs are principally for water, sewer and other infrastructure assets that we have incurred and submitted or will submit to utility or improvement districts for approval and reimbursement. We expect to be reimbursed by utility and improvement districts when these districts achieve adequate tax basis or otherwise have funds available to support payment.
Note 4—Investment in Unconsolidated Ventures
We participate in real estate ventures for the purpose of acquiring and developing residential, multifamily and mixed-use communities in which we may or may not have a controlling financial interest. U.S. GAAP requires consolidation of Variable Interest Entities (VIEs) in which an enterprise has a controlling financial interest and is the primary beneficiary. A controlling financial interest will have both of the following characteristics: (a) the power to direct the VIE activities that most significantly impact economic performance; and (b) the obligation to absorb the VIE losses and right to receive benefits that are significant to the VIE. We examine specific criteria and use judgment when determining whether a venture is a VIE and whether we are the primary beneficiary and must consolidate a VIE. We perform this review initially at the time we enter into venture agreements and reassess upon reconsideration events.
At first quarter-end 2017, we had ownership interests in 16 ventures that we accounted for using the equity method, none of which are a VIE.

Combined summarized balance sheet information for our ventures accounted for using the equity method follows:

	Venture Assets		Venture Borrowings(a)		Venture Equity		Our Investment
	First Quarter-End	Year-End	First Quarter-End	Year-End	First Quarter-End	Year-End	First Quarter-End	Year-End
	2017	2016	2017	2016	2017	2016	2017	2016
	(In thousands)
242, LLC (b)	$23,530	$26,503	$—	$1,107	$22,905	$23,136	$10,904	$10,934
CL Ashton Woods, LP (c)	3,064	2,653	—	—	2,948	2,198	2,067	1,107
CL Realty, LLC	8,056	8,048	—	—	7,964	7,899	3,982	3,950
CREA FMF Nashville LLC (b)	54,071	56,081	36,018	37,446	17,470	17,091	4,894	4,923
Elan 99, LLC	49,539	49,652	36,391	36,238	12,447	13,100	11,202	11,790
FMF Littleton LLC	70,434	70,282	45,744	44,446	23,634	23,798	6,086	6,128
FMF Peakview LLC	—	—	—	—	—	—	—	—
FOR/SR Forsyth LLC	10,794	10,672	1,569	1,568	9,233	8,990	8,310	8,091
HM Stonewall Estates, Ltd (c)	1,184	852	—	—	1,096	852	579	477
LM Land Holdings, LP (c)	26,424	25,538	3,851	3,477	21,573	20,945	9,900	9,685
MRECV DT Holdings LLC	4,318	4,155	—	—	4,318	4,144	3,886	3,729
MRECV Edelweiss LLC	5,276	3,484	—	—	5,276	3,484	5,027	3,358
MRECV Juniper Ridge LLC	4,169	4,156	—	—	4,169	4,156	3,428	3,741
MRECV Meadow Crossing II LLC	2,615	2,492	—	—	2,614	2,491	2,352	2,242
Miramonte Boulder Pass, LLC	9,333	10,738	3,126	4,006	4,710	5,265	4,505	5,330
Temco Associates, LLC	4,387	4,368	—	—	4,280	4,253	2,140	2,126
Other ventures	—	—	—	—	—	—	—	—
	$277,194	$279,674	$126,699	$128,288	$144,637	$141,802	$79,262	$77,611

Combined summarized income statement information for our ventures accounted for using the equity method follows:

	Venture Revenues		Venture Earnings (Loss)		Our Share of Earnings (Loss)
	First Quarter		First Quarter		First Quarter
	2017	2016	2017	2016	2017	2016
	(In thousands)
242, LLC (b)	$12,738	$—	$8,465	$(300)	$4,318	$(150)
CL Ashton Woods, LP (c)	1,782	696	750	367	959	439
CL Realty, LLC	199	133	2,465	47	1,232	23
CREA FMF Nashville LLC (b)	1,405	901	(170)	(571)	(54)	(171)
Elan 99, LLC	902	20	(653)	(410)	(588)	(369)
FMF Littleton LLC	1,415	321	(165)	(170)	(41)	(42)
FMF Peakview LLC	—	939	—	(248)	—	(50)
FOR/SR Forsyth LLC	—	—	(32)	—	(28)	—
HM Stonewall Estates, Ltd (c)	496	546	243	220	103	103
LM Land Holdings, LP (c)	1,053	1,000	628	640	215	144
MRECV DT Holdings LLC	301	98	299	98	269	88
MRECV Edelweiss LLC	185	87	185	87	166	78
MRECV Juniper Ridge LLC	13	3	13	3	12	3
MRECV Meadow Crossing II LLC	122	—	122	(34)	110	(31)
Miramonte Boulder Pass, LLC	1,642	—	44	(125)	(325)	(62)
Temco Associates, LLC	48	99	27	67	14	34
Other ventures	—	—	—	26	—	10
	$22,301	$4,843	$12,221	$(303)	$6,362	$47

 _____________________

(a)	Total includes current maturities of $125,498,000 at first quarter-end 2017, of which $108,675,000 is non-recourse to us, and $89,756,000 at year-end 2016, of which $78,557,000 is non-recourse to us.

(b)
Includes unamortized deferred gains on real estate we contributed to ventures. We recognize deferred gains as income as the real estate is sold to third parties. Deferred gains of $1,372,000 are reflected as a reduction to our investment in unconsolidated ventures at first quarter-end 2017.

(c)
Includes unrecognized basis difference of $578,000 which is reflected as an increase of our investment in unconsolidated ventures at first quarter-end 2017. The difference will be accreted as income or expense over the life of the investment and included in our share of earnings (loss) from the respective ventures.

In first quarter 2017, we invested $1,915,000 in these ventures and received $6,485,000 in distributions. In first quarter 2016, we invested $3,019,000 in these ventures and received $2,871,000 in distributions. Distributions include both return of investments and distribution of earnings.
The increase in our share of earnings and distributions from these ventures in first quarter 2017 is primarily due to higher earnings from 242, LLC which benefited from the sale of 46 commercial acres for $9,719,000 generating $6,612,000 in earnings to the venture. Based on our 50% interest in the venture, our pro-rata share of the earnings associated with this sale was $3,306,000 and our pro-rata share of the total distributable cash was $4,348,000. In addition, CL Realty, LLC, a venture in which we own a 50% interest, sold certain mineral assets to us for $2,400,000. Subsequent to closing of this transaction, we received $1,200,000 from the venture, representing our pro-rata share of distributable cash.
In first quarter 2016, we sold our interest in FMF Peakview LLC (3600), a 304-unit multifamily joint venture project near Denver, generating $13,167,000 in net proceeds and recognizing a gain of $9,613,000 which is included in gain on sale of assets.

Note 5—Goodwill
Carrying value of goodwill follows:

	First Quarter-End	Year-End
	2017	2016
	(In thousands)
Goodwill	$—	$37,900
Goodwill related to our owned mineral assets was $0 at first quarter-end 2017 and $37,900,000 at year-end 2016. In first quarter 2017, we recognized a non-cash impairment charge of $37,900,000 related to goodwill attributable to our mineral resources reporting unit. This impairment was a result of selling all of our remaining owned mineral assets in first quarter 2017 for approximately $85,700,000. Impairment charge is included in cost of mineral resources on our consolidated statements of income (loss) and comprehensive income (loss). In addition, we recognized $74,215,000 in total gains related to the sale of our mineral assets and recorded a deferred gain of $8,200,000 pending verification of accepted title of certain non-producing minerals in Texas and Louisiana.
Note 6—Held for Sale
At first quarter-end 2017, assets held for sale principally includes approximately 19,000 acres of timberland and undeveloped land and the related timber, a multifamily site in Austin, and central Texas groundwater assets.
The major classes of assets and liabilities of the properties held for sale are as follows:

	First Quarter-End	Year-End
	2017	2016
	(In thousands)
Assets Held for Sale:
Real estate	$20,070	$19,931
Timber	1,666	1,682
Other intangible assets (a)	1,681	1,681
Oil and gas properties and equipment, net	149	782
Property and equipment, net (b)	6,301	6,301
	$29,867	$30,377

Liabilities Held for Sale:
Accrued interest	44	—
Earnest money deposits	415	—
Other liabilities	—	103
	$459	$103
___________________
(a) Related to indefinite lived groundwater leases associated with our central Texas water assets.
(b) Related to water wells associated with our central Texas water assets.

Note 7—Discontinued Operations
At year-end 2016, we had divested substantially all of our oil and gas working interest properties. As a result of this significant change in our operations, we have reported the results of operations and financial position of these assets as discontinued operations within the consolidated statements of income (loss) and comprehensive income (loss) and consolidated balance sheets for all periods presented.

Summarized results from discontinued operations were as follows:

	First Quarter
	2017	2016
	(In thousands)
Revenues	$9	$4,270
Cost of sales	(6)	(4,964)
Other operating expenses	(54)	(1,323)
Loss from discontinued operations before income taxes	$(51)	$(2,017)
Loss on sale of assets before income taxes	—	(10,977)
Income tax benefit	469	4,778
Income (loss) from discontinued operations, net of taxes	$418	$(8,216)

In first quarter 2016, we recorded a net loss of $10,977,000 on the sale of 190,960 net mineral acres leased from others and 185 gross (66 net) producing oil and gas working interest wells in Nebraska, Kansas, Oklahoma and North Dakota for total net proceeds of $32,227,000, which includes $3,269,000 in reimbursement of capital costs incurred on in-progress wells that were assumed by the buyer. A significant portion of the net loss on sale, $7,244,000, is related to write-off of allocated goodwill to sold producing oil and gas properties.
The major classes of assets and liabilities of discontinued operations at first quarter-end 2017 and year-end 2016 are as follows:

	First Quarter-End	Year-End
	2017	2016
	(In thousands)
Assets of Discontinued Operations:
Receivables, net of allowance for bad debt	$5	$6
Prepaid expenses	—	8
	$5	$14

Liabilities of Discontinued Operations:
Accounts payable	$—	$67
Other accrued expenses	1,163	5,228
	$1,163	$5,295
Significant operating activities and investing activities of discontinued operations are as follows:

	First Quarter
	2017	2016
	(In thousands)
Operating activities:
Accounts payable and other accrued liabilities	(3,000)	—
Loss on sale of assets	—	10,977
Depreciation, depletion and amortization	—	1,809
	$(3,000)	$12,786

Investing activities:
Oil and gas properties and equipment	$—	$(426)
Proceeds from sales of assets	—	28,958
	$—	$28,532

Note 8—Receivables
Receivables consist of:

	First Quarter-End	Year-End
	2017	2016
	(In thousands)
Funds held by escrow agent related to owned mineral assets sold, net of adjustments	$7,689	$—
Other receivables and accrued interest	1,466	1,505
Other loans secured by real estate, average interest rates of 4.85% at first quarter-end 2017 and 4.94% at year-end 2016	9,406	7,452
	18,561	8,957
Allowance for bad debts	(26)	(26)
	$18,535	$8,931
Other loans secured by real estate generally are secured by a deed of trust and due within three to five years.
Note 9—Equity
A reconciliation of changes in equity at first quarter-end 2017 follows:

	Forestar Group Inc.	Noncontrolling Interests	Total
	(In thousands)
Balance at year-end 2016	$560,651	$1,467	$562,118
Net income	25,205	40	25,245
Other (primarily share-based compensation)	(35)	—	(35)
	$585,821	$1,507	$587,328

Note 10—Debt, net
Debt (a) consists of:

	First Quarter-End	Year-End
	2017	2016
	(In thousands)
8.50% senior secured notes due 2022, net	$5,205	$5,200
3.75% convertible senior notes due 2020, net of discount	105,787	104,673
Other indebtedness — interest rates ranging from 5.0% to 5.50%	791	485
	$111,783	$110,358
___________________

(a)	At first quarter-end 2017 and year-end 2016, $1,513,000 and $1,633,000 of unamortized deferred financing fees are deducted from our outstanding debt.
Our debt agreements contain financial covenants customary for such agreements including minimum levels of interest coverage and limitations on leverage. At first quarter-end 2017, we were in compliance with the financial covenants of these agreements.
At first quarter-end 2017, our senior secured credit facility provides for a $125,000,000 revolving line of credit, which matures on May 15, 2017 (with two one-year extension options), none of which was drawn at first quarter-end 2017. The revolving line of credit may be prepaid at any time without penalty. The revolving line of credit includes a $100,000,000 sublimit for letters of credit, of which $14,543,000 was outstanding at first quarter-end 2017. Total borrowings under our senior secured credit facility (including the face amount of letters of credit) may not exceed a borrowing base formula. At first quarter-end 2017, we had $53,665,000 in net unused borrowing capacity under our senior secured credit facility.
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
Our debt agreements contain financial covenants customary for such agreements including minimum levels of interest coverage and limitations on leverage. At first quarter-end 2017, our tangible net worth requirement was $445,215,000 computed as: $379,044,000 plus 85 percent of the aggregate net proceeds received by us from any equity offering, plus 75 percent of all positive net income, on a cumulative basis since third quarter-end 2015. The tangible net worth requirement is recalculated on a quarterly basis.
We may elect to make distributions to stockholders so long as the total leverage ratio is less than 40 percent, the interest coverage ratio is greater than 3.0:1.0 and available liquidity is not less than $125,000,000, all of which were satisfied at first quarter-end 2017. Regardless of whether the foregoing conditions are satisfied, we may make distributions in an aggregate amount not to exceed $50,000,000 to be funded from up to 65% of the net proceeds from sales of multifamily properties and non-core assets, such as the Radisson Hotel & Suites in Austin, and any oil and gas properties.
At first quarter-end 2017 and year-end 2016, we had $1,513,000 and $1,633,000 in unamortized deferred financing fees which were deducted from our debt. In addition, at first quarter-end 2017 and year-end 2016, unamortized deferred financing fees related to our senior secured credit facility included in other assets were $105,000 and $314,000. Amortization of deferred financing fees were $330,000 and $927,000 in first quarter 2017 and 2016 and were included in interest expense.
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
In first quarter 2017, we recognized a non-cash impairment charge of $37,900,000 related to goodwill attributable to our mineral resources reporting unit. The impairment was a result of selling all of our remaining owned mineral assets in first quarter 2017 for approximately $85,700,000.
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

Information about our fixed rate financial instruments not measured at fair value follows:

	First Quarter-End 2017		Year-End 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Technique
	(In thousands)
Fixed rate debt	$(112,505)	$(112,116)	$(111,506)	$(109,789)	Level 2

Note 12—Net Income (Loss) per Share
Basic and diluted earnings per share is computed using treasury stock method for first quarter 2017 and two-class method for first quarter 2016. The two-class method is an earnings allocation formula that determines net income per share for each class of common stock and participating security. We previously determined that our 6.00% tangible equity units issued in 2013 were participating securities. In December 2016, we issued 7,857,000 shares of our common stock upon the mandatory settlement of the stock purchase contract related to the 6.00% tangible equity units. Per share amounts are computed by dividing earnings available to common shareholders by the weighted average shares outstanding during each period. In periods with a net loss, no such adjustment is made to earnings as the holders of the participating securities have no obligation to fund losses.
The computations of basic and diluted earnings per share are as follows:

	First Quarter
	2017	2016
	(In thousands)
Numerator:
Continuing operations
Net income from continuing operations	$24,827	$3,920
Less: Net (income) loss attributable to noncontrolling interest	(40)	(80)
Earnings available for diluted earnings per share	$24,787	$3,840
Less: Undistributed net income from continuing operations allocated to participating securities	—	—
Earnings from continuing operations available to common shareholders for basic earnings per share	$24,787	$3,840

Discontinued operations
Net income (loss) from discontinued operations available for diluted earnings per share	$418	$(8,216)
Less: Undistributed net income from discontinued operations allocated to participating securities	—	—
Earnings (loss) from discontinued operations available to common shareholders for basic earnings per share	$418	$(8,216)
Denominator:
Weighted average common shares outstanding — basic	42,097	34,302
Weighted average common shares upon conversion of participating securities	—	7,857
Dilutive effect of stock options, restricted stock and equity-settled awards	309	161
Total weighted average shares outstanding — diluted	42,406	42,320
Anti-dilutive awards excluded from diluted weighted average shares	1,808	2,450
We intend to settle the remaining principal amount of our 3.75% convertible senior notes due 2020 (Convertible Notes) in cash upon conversion with only the amount in excess of par value of the Convertible Notes to be settled in shares of our common stock. Therefore, our calculation of diluted net income per share includes only the amount, if any, in excess of par value of the Convertible Notes. As such, the Convertible Notes have no impact on diluted net income per share until the price of our common stock exceeds the $24.49 conversion price of the Convertible Notes. The average price of our common stock in first quarter 2017 did not exceed the conversion price which resulted in no additional diluted outstanding shares.

Note 13—Income Taxes
Our effective tax rate from continuing operations was 40 percent in first quarter 2017, which includes a nine percent benefit from a valuation allowance decrease due to a decrease in our deferred tax assets and an 11 percent detriment associated with a non-cash impairment related to goodwill associated with our owned mineral assets which were sold in first quarter 2017. Our effective tax rate from continuing operations was 35 percent in first quarter 2016. Our effective tax rates also include the effect of state income taxes, nondeductible items and benefits from noncontrolling interests.
At first quarter-end 2017 and year-end 2016, we have a valuation allowance for our deferred tax assets of $68,944,000 and $73,405,000 for the portion of the deferred tax assets that we have determined is more likely than not to be unrealizable under U.S. GAAP.
In determining our valuation allowance, we assessed available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets under U.S. GAAP. A significant piece of objective evidence evaluated was the cumulative loss incurred over the three-year period ended March 31, 2017, principally driven by impairments of oil and gas and real estate properties in prior years. Such evidence limits our ability to consider other subjective evidence, such as our projected future taxable income.
The amount of the deferred tax asset considered realizable could be adjusted if negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence, such as our projected future taxable income.
Our unrecognized tax benefits totaled $811,000 at first quarter-end 2017, all of which would affect our effective tax rate, if recognized.
Note 14—Commitments and Contingencies
Litigation
We are involved in various legal proceedings that arise from time to time in the ordinary course of doing business, and we believe that adequate reserves have been established for any probable losses. We do not believe that the outcome of any of these proceedings should have a significant adverse effect on our financial position, long-term results of operations or cash flows. However, it is possible that charges related to these matters could be significant to our results or cash flows in any one accounting period.
On October 4, 2014, James Huffman, a former director and CEO of CREDO Petroleum Corporation (Credo), which we acquired in 2012 and is now known as Forestar Petroleum Corporation, filed Huffman vs. Forestar Petroleum Corporation, Case Number 14CV33811, Civ. Div., Dist. Ct., City and County of Denver, Colorado, claiming entitlement to certain overriding royalty interests under a Credo compensation program. The case was settled for $3,000,000 in first quarter 2017.
Environmental
Environmental remediation liabilities arise from time to time in the ordinary course of doing business, and we believe we have established adequate reserves for any probable losses that can be reasonably estimated. We have asset retirement obligations related to the abandonment and site restoration requirements that result from the acquisition, construction and development of oil and gas properties. We record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Accretion expense related to the asset retirement obligation and depletion expense related to capitalized asset retirement cost is included in cost of oil and gas producing activities of discontinued operations. At first quarter-end 2017 and year-end 2016, our estimated asset retirement obligation was $1,155,000 and $1,258,000, of which $1,155,000 is included in liabilities of discontinued operations and the remaining balance at year-end 2016 was in liabilities held for sale.
Note 15—Segment Information
We manage our operations through three segments: real estate, mineral resources and other. Real estate secures entitlements and develops infrastructure on our lands for single-family residential and mixed-use communities, and manages our undeveloped land and commercial and income producing properties, which consists of three multifamily projects and one site. Mineral resources manages our owned mineral interests. Other manages our timber, recreational leases and water resource initiatives.

Total assets allocated by segment are as follows:

	First Quarter-End	Year-End
	2017	2016
	(In thousands)
Real estate	$404,322	$403,062
Mineral resources	7,921	38,907
Other	11,509	11,531
Assets of discontinued operations	5	14
Assets not allocated to segments (a)	339,837	279,694
	$763,594	$733,208

 _________________________

(a)
Assets not allocated to segments at first quarter-end 2017 principally consist of cash and cash equivalents of $337,432,000. Assets not allocated to segments at year-end 2016 principally consist of cash and cash equivalents of $265,798,000 and an income tax receivable of $10,867,000.

We evaluate performance based on segment earnings (loss) before unallocated items and income taxes. Segment earnings (loss) consist of operating income, equity in earnings (loss) of unconsolidated ventures, gain on sales of assets, interest income on loans secured by real estate and net (income) loss attributable to noncontrolling interests. Items not allocated to our business segments consist of general and administrative expense, share-based and long-term incentive compensation, gain on sale of strategic timberland and undeveloped land, interest expense and other corporate non-operating income and expense. The accounting policies of the segments are the same as those described in Note 1—Basis of Presentation. Our revenues are derived from U.S. operations and all of our assets are located in the U.S.
Segment revenues and earnings are as follows:

	First Quarter
	2017	2016
	(In thousands)
Revenues:
Real estate	$20,752	$36,098
Mineral resources	1,497	1,082
Other	56	438
Total revenues	$22,305	$37,618
Segment earnings (loss):
Real estate	$10,473	$20,224
Mineral resources	37,816	553
Other	(387)	(581)
Total segment earnings	47,902	20,196
Items not allocated to segments (a)	(6,904)	(14,204)
Income (loss) from continuing operations before taxes attributable to Forestar Group Inc.	$40,998	$5,992
  _________________________

(a)	Items not allocated to segments consist of:

	First Quarter
	2017	2016
	(In thousands)
General and administrative expense	$(4,028)	$(4,973)
Shared-based and long-term incentive compensation expense	(895)	(1,544)
Interest expense	(2,235)	(7,639)
Other corporate non-operating income	254	(48)
	$(6,904)	$(14,204)

Note 16—Share-Based and Long-Term Incentive Compensation
Share-based and long-term incentive compensation expense consists of:

	First Quarter
	2017	2016
	(In thousands)
Cash-settled awards	$87	$619
Equity-settled awards	618	479
Restricted stock	—	6
Stock options	138	276
Total share-based compensation	843	1,380
Deferred cash	52	164
	$895	$1,544
Share-based and long-term incentive compensation expense is included in:

	First Quarter
	2017	2016
	(In thousands)
General and administrative expense	$663	$1,506
Other operating expense	232	38
	$895	$1,544

Share-Based Compensation
We did not grant any new equity-settled or cash-settled awards to employees in first quarter 2017.
In first quarter 2017, we granted 49,225 restricted stock units to our board of directors, of which 34,746 were annual restricted stock units which vest 25 percent at grant date and 25 percent at each subsequent quarterly board meeting. Expense associated with annual restricted stock units is included in share-based compensation expense.
Excluded from share-based compensation expense in the table above are fees earned by our board of directors in the amount of $188,000 and $265,000 in first quarter of 2017 and 2016 for which they elected to defer payment until retirement in the form of share-settled units. These expenses are included in general and administrative expense.
The fair value of awards granted to retirement eligible employees expensed at the date of grant was $600,000 in first quarter 2016. Unrecognized share-based compensation expense related to non-vested equity-settled awards, restricted stock and stock options is $1,421,000 at first quarter-end 2017.
In first quarter 2017 and 2016, we issued 182,152 and 165,167 shares out of our treasury stock associated with vesting of stock-based awards or exercise of stock options, net of 75,870 and 23,691 shares withheld having a value of $980,000 and $205,000 for payroll taxes in connection with vesting of stock-based awards or exercise of stock options.
Long-Term Incentive Compensation
We did not grant any long-term incentive compensation to employees in first quarter 2017.
In first quarter 2016 and 2015, we granted $620,000 and $587,000 of long-term incentive compensation in the form of deferred cash compensation. The 2016 deferred cash awards vest annually over two years, and the 2015 deferred cash awards vest after three years. The awards provide for accelerated vesting upon retirement, disability, death, or if there is a change in control. Expense associated with deferred cash awards is recognized ratably over the vesting period. The accrued liability was $296,000 and $539,000 at first quarter-end 2017 and year-end 2016 and is included in other liabilities.

Note 17—Subsequent Events

On April 13, 2017, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Terra Firma Merger Parent, L.P. (“Parent”), and Terra Firma Merger Sub, L.P. a wholly owned subsidiary of Parent (“Merger Sub”), both of which are affiliates of Starwood Capital Group.

The Merger Agreement provides that, among other things and in accordance with the terms and subject to the conditions thereof, we will be merged with and into Merger Sub (the “Merger”) with Merger Sub continuing as the surviving entity. As a result of the Merger, we will become a wholly-owned subsidiary of Parent. At the effective time of the Merger, each share of our common stock, par value $1.00 per share, issued and outstanding immediately prior to the effective time (other than shares owned by (i) us as treasury stock or by us or Parent or any direct or indirect wholly-owned subsidiary of either (which will be canceled without any conversion), or (ii) stockholders who have properly exercised and perfected appraisal rights under Delaware law) will be converted into the right to receive $14.25 per share in cash, without interest.

Subject to the terms of the Merger Agreement, at the effective time of the Merger, each equity award made or otherwise denominated in shares of our common stock that is outstanding immediately prior to the effective time of the Merger under our benefit plans will be canceled and of no further force or effect as of the effective time of the Merger. In exchange for the cancellation of such equity award, the holder of such equity award will receive the per share merger consideration ($14.25) for each share of our common stock underlying such equity award (plus payment of cash of all accrued dividend equivalents, if any, with respect to such equity awards and, in the case of equity awards that are stock options or stock appreciation rights, less the aggregate exercise or strike price thereunder, but not less than $0), whether or not otherwise vested as of the effective time of the Merger. With respect to any such equity awards that vest upon the achievement of performance-based metrics, the number of shares of our common stock subject to such equity awards shall be determined pursuant to the terms set forth in the applicable award agreements.

The Merger Agreement contains specified termination rights for us and Parent, including a mutual termination right in the event that the Merger is not consummated by October 10, 2017 (the “Outside Date”). We must pay Parent a $20,000,000 termination fee if Parent terminates the Merger Agreement following a change of recommendation, or failure to reaffirm the recommendation, of the Merger by our board of directors, or if we terminate the Merger Agreement to enter into a definitive agreement with a third party with respect to a superior proposal, as set forth in, and subject to the conditions of, the Merger Agreement. Under certain additional circumstances described in the Merger Agreement, we must also pay Parent a $20,000,000 termination fee if the Merger Agreement is terminated in certain specified circumstances while an alternative acquisition proposal to the Merger has been publicly made or communicated to our board of directors and not withdrawn and, within twelve months following such termination, we enter into a definitive agreement with respect to a business combination transaction of the type described in the relevant provisions of the Merger Agreement, or such a transaction is consummated. The Merger Agreement further provides that, upon termination of the Merger Agreement (i) in the event our stockholders do not approve the Merger, (ii) by Parent in certain circumstances involving a material breach by us of any of our representations, warranties or covenants under the Merger Agreement, or (iii) at the Outside Date as a result of the failure of the condition to the Merger that we shall have consummated certain divestiture transactions or received a minimum amount of proceeds with respect thereto, we will be required to pay to Parent up to $4,000,000 (with respect to clauses (i) and (ii)) or $3,000,000 (with respect to clause (iii)) for expenses incurred by Parent (with such payment credited to any termination fee subsequently paid by us). In the event the Merger Agreement is terminated by us in certain circumstances involving a material breach by Parent or Merger Sub of any of its representations, warranties or covenants under the Merger Agreement or if Parent fails to consummate the closing within two business days of the date the closing should have occurred under the Merger Agreement, Parent is required to pay us a $40,000,000 termination fee.

The Merger has been unanimously approved by our board of directors. Closing of the transaction is subject to the approval of our shareholders and certain other closing conditions and is expected to close in the third quarter of 2017.

On April 26, 2017, we sold approximately 11,000 acres of timberland and undeveloped land, including the associated mitigation banking assets, in Georgia for $20,000,000 generating an estimated gain on sale of assets of approximately $8,600,000.

On May 8, 2017, we sold approximately 4,400 acres of timberland and undeveloped land, including the associated water rights, in Texas for $16,000,000 generating an estimated gain on sale of assets of approximately $12,000,000.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2016 Annual Report on Form 10-K. Unless otherwise indicated, information is presented as of first quarter-end 2017, and references to acreage owned includes all acres owned by ventures regardless of our ownership interest in a venture.
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

•	the levels of resale housing inventory in our mixed-use development projects and the regions in which they are located;

•	fluctuations in costs and expenses, including impacts from shortages in materials or labor;

•	demand for new housing, which can be affected by a number of factors including the availability of mortgage credit, job growth and fluctuations in commodity prices;

•	demand for multifamily communities, which can be affected by a number of factors including local markets and economic conditions;

•	competitive actions by other companies;

•	changes in governmental policies, laws or regulations and actions or restrictions of regulatory agencies;

•	our ability to make interest and principal payments on our debt or amend and satisfy the other covenants contained in our senior secured credit facility, indentures and other debt agreements;

•	our partners’ ability to fund their capital commitments and otherwise fulfill their operating and financial obligations;

•	inability to obtain permits for, or changes in laws, governmental policies or regulations affecting, water withdrawal or usage;

•	the occurrence of any event, change or other circumstances that could give rise to the termination of the agreement and plan of merger between Forestar and affiliates of Starwood Capital Group;

•	the effect of the announcement of our merger with affiliates of Starwood Capital Group on our ability to maintain relationships with our vendors and customers and retain key personnel; and

•	the final resolutions or outcomes with respect to our contingent and other liabilities related to our business.

Other factors, including the risk factors described in Item 1A of our 2016 Annual Report on Form 10-K, may also cause actual results to differ materially from those projected by our forward-looking statements. New factors emerge from time to time and it is not possible for us to predict all such factors, nor can we assess the impact of any such factor on our business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.
Key Initiatives

•	Reducing costs across our entire organization;

•	Reviewing the entire portfolio of our assets (complete non-core assets sales); and

•	Reviewing our capital structure (allocate capital to maximize shareholder value).
Merger Agreement

On April 13, 2017, we entered into a merger agreement with Terra Firma Merger Parent, L.P. (“Parent”), and Terra Firma Merger Sub, L.P. a wholly owned subsidiary of Parent (“Merger Sub”). Parent and Merger Sub are affiliates of Starwood Capital Group. If consummated, we will be merged with and into Merger Sub with Merger Sub continuing as the surviving entity. The closing of the transaction is subject to the approval of our shareholders and certain other closing conditions, and is expected to be completed in the third quarter of 2017. None of the consolidated financial statements and related disclosures in this Form 10-Q considers the potential impact of the pending merger. Please read Note 17—Subsequent Events for additional information relating to the merger.
Discontinued Operations
At year-end 2016, we had divested substantially all of our oil and gas working interest properties. As a result of this significant change in our operations, we have reported the results of operations and financial position of these assets as discontinued operations for all periods presented. The discussion of our results of operations is based on the results from our continuing operations unless otherwise indicated.
Results of Operations
A summary of our consolidated results by business segment follows:

	First Quarter
	2017	2016
	(In thousands)
Revenues:
Real estate	$20,752	$36,098
Mineral resources	1,497	1,082
Other	56	438
Total revenues	$22,305	$37,618
Segment earnings (loss):
Real estate	$10,473	$20,224
Mineral resources	37,816	553
Other	(387)	(581)
Total segment earnings	47,902	20,196
Items not allocated to segments:
General and administrative expense	(4,028)	(4,973)
Share-based and long-term incentive compensation expense	(895)	(1,544)
Interest expense	(2,235)	(7,639)
Other corporate non-operating income	254	(48)
Income (loss) from continuing operations before taxes attributable to Forestar Group Inc.	40,998	5,992
Income tax (expense) benefit	(16,211)	(2,152)
Net income (loss) from continuing operations attributable to Forestar Group Inc.	$24,787	$3,840

Significant aspects of our results of operations follow:
First Quarter 2017

•
First quarter 2017 real estate segment earnings decreased compared with first quarter 2016 primarily due to gains of $13,581,000 in first quarter 2016 related to sales of multifamily assets and no undeveloped land sales from our retail program in first quarter 2017. These items were partially offset by an increase in our share of earnings from unconsolidated ventures as a result of higher commercial tract and lot sales activity in first quarter 2017 compared with first quarter 2016.

•
First quarter 2017 mineral resources segment earnings increased due to gains of $74,215,000 associated with the sale of our owned mineral assets for a total purchase price of approximately $85,700,000, of which $77,510,000 in proceeds were received in first quarter 2017 and $8,200,000 in gains were deferred and the funds held in escrow pending verification of accepted title for non-producing fee minerals in Texas and Louisiana. In addition, as a result of selling our remaining mineral assets in first quarter 2017, we recognized a non-cash impairment charge of $37,900,000 related to goodwill.

•	First quarter 2017 interest expense decreased primarily due to reducing our debt outstanding by $277,790,000 in 2016.
Current Market Conditions
Sale of new U.S. single-family homes according to U.S. Census Bureau Department of Commerce in March 2017 were at a seasonably adjusted annual rate of 621,000. This is 5.8 percent higher than the revised February 2017 rate of 587,000 and 15.6 percent above the March 2016 rate. The reading was the highest rate since July 2016 with sales registering 12 percent higher during the first three months of this year than during the same period in 2016. Total housing starts declined 6.8 percent on a monthly basis and increased 9.2 percent on an annual basis to a seasonally adjusted annual rate of 1.22 million units in March 2017 per U.S. Department of Commerce. Single-family housing permits fell 1.1 percent in March 2017 compared to February 2017, however, they were not too far from the more than nine-year high reached in February 2017. A tightening labor market, which is generating steady wage growth, is underpinning the housing market. A survey on April 17, 2017 showed homebuilders confidence slipped in April 2017 from a near 12-year high in March 2017. However, measures of current sales and sales expectations remained at lofty levels. The S&P CoreLogic Case-Shiller Indices, which cover the entire nation, rose 5.8 percent in the 12 months ended in February 2017, the strongest increase in 31 months, up from a 5.6 percent year-over-year increase in January 2017.
Business Segments
We manage our operations through three business segments:
•Real estate;
•Mineral resources; and
•Other
We evaluate performance based on segment earnings (loss) before unallocated items and income taxes. Segment earnings (loss) consist of operating income, equity in earnings (loss) of unconsolidated ventures, gain on sales of assets, interest income on loans secured by real estate and net (income) loss attributable to noncontrolling interests. Items not allocated to our business segments consist of general and administrative expense, share-based and long-term incentive compensation, gain on sale of strategic timberland and undeveloped land, interest expense and other corporate non-operating income and expense. The accounting policies of the segments are the same as those described in the accounting policy note to the consolidated financial statements.
Our operations are affected to varying degrees by supply and demand factors and economic conditions including changes in interest rates, availability of mortgage credit, consumer and home builder sentiment, new housing starts, real estate values, employment levels, and the overall strength or weakness of the U.S. economy.
Real Estate
We own directly or through ventures interests in 49 residential and mixed-use projects comprised of approximately 4,400 acres of real estate located in 10 states and 14 markets. Our real estate segment secures entitlements and develops infrastructure on our lands, primarily for single-family residential and mixed-use communities. We own approximately 11,000 acres of non-core timberland and undeveloped land in Georgia and approximately 8,000 acres in Texas. We own and manage our projects either directly or through ventures. Our real estate segment revenues are principally derived from the sales of residential single-family lots and tracts, undeveloped land and commercial real estate.
A summary of our real estate results follows:

	First Quarter
	2017	2016
	(In thousands)
Revenues	$20,752	$36,098
Cost of sales	(12,021)	(18,424)
Operating expenses	(3,754)	(11,088)
	4,977	6,586
Interest income	422	122
Gain on sale of assets	—	13,581
Equity in earnings of unconsolidated ventures	5,114	15
Less: Net (income) loss attributable to noncontrolling interests	(40)	(80)
Segment earnings	$10,473	$20,224
Revenues in our owned and consolidated ventures consist of:

	First Quarter
	2017	2016
	(In thousands)
Residential real estate	$20,048	$17,045
Commercial real estate	447	2,655
Undeveloped land	—	5,703
Commercial and income producing properties	—	9,690
Other	257	1,005
	$20,752	$36,098
Residential real estate revenues principally consist of the sale of single-family lots to local, regional and national homebuilders. Owned and consolidated venture residential lot sales volume in first quarter 2017 declined as compared with first quarter 2016, however, average price per lot sold increased 29 percent due to mix of product sold. In addition, residential real estate revenues included sale of approximately 96 residential tract acres for $4,000,000 generating segment earnings of $2,191,000 in first quarter 2017. Commercial real estate revenues principally consist of the sale of tracts to commercial developers that specialize in the construction and operation of income producing properties such as apartments, retail centers, or office buildings. The commercial real estate revenues in first quarter 2017 relate primarily to the sale of 4 acres from a wholly-owned project in Houston, generating segment earnings of $401,000 compared with first quarter 2016 sale of 8 acres from three projects in Houston and Dallas generating segment earnings of $2,204,000.
We did not sell any undeveloped land in first quarter 2017. In first quarter 2016, we sold 1,972 acres of undeveloped land for $5,703,000, or approximately $2,892 per acre, generating $4,314,000 in segment earnings.
Commercial and income producing properties revenue includes revenues from hotel room sales and other guest services, rental revenues from our operating multifamily properties and reimbursement for costs paid to subcontractors plus development and construction fees from certain multifamily projects. The decrease in commercial and income producing properties revenues in first quarter 2017 when compared with first quarter 2016 was primarily due to sale of Radisson Hotel & Suites and multifamily properties in 2016 as a result of our key initiative to sell non-core assets.

Units sold consist of:

	First Quarter
	2017	2016
Owned and consolidated ventures:
Residential lots sold	190	248
Revenue per lot sold	$88,850	$68,696
Commercial acres sold	4	8
Revenue per commercial acre sold	$121,718	$331,033
Undeveloped acres sold	—	1,972
Revenue per acre sold	$—	$2,892
Ventures accounted for using the equity method:
Residential lots sold	107	36
Revenue per lot sold	$72,001	$81,643
Commercial acres sold	46	—
Revenue per commercial acre sold	$212,352	$—
Undeveloped acres sold	—	—
Revenue per acre sold	$—	$—
Cost of sales in first quarter 2017 decreased when compared with first quarter 2016 primarily due to lower lot and commercial sale activity from our owned and consolidated projects and no undeveloped land sales in first quarter 2017. In addition, first quarter 2016 cost of sales included $526,000 of costs we incurred as general contractor and paid to subcontractors associated with multifamily properties which were sold in 2016.
Operating expenses consist of:

	First Quarter
	2017	2016
	(In thousands)
Employee compensation and benefits	$1,328	$3,687
Property taxes	891	2,027
Professional services	722	1,205
Depreciation and amortization	35	856
Other	778	3,313
	$3,754	$11,088
The decrease in employee compensation and benefits expense in first quarter 2017 is principally related to $1,422,000 in severance costs incurred in first quarter 2016 as a result of our key initiatives to reduce costs across our entire organization and our plan to divest non-core assets. The decrease in property taxes and depreciation and amortization is primarily due to sale of Radisson Hotel & Suites and wholly-owned multifamily properties in 2016. The decrease in other operating expenses is primarily due to $1,058,000 of pre-acquisition costs in first quarter 2016 associated with multifamily projects that we no longer intended to pursue and other cost reductions across the organization.
Interest income principally represents interest received on reimbursements from utility and improvement districts.
Gain on sale of assets in first quarter 2016 includes a gain of $9,613,000 related to sale of our interest in 360°, a 304-unit multifamily joint venture project near Denver and a gain of $3,968,000 associated with the sale of Music Row, a wholly-owned multifamily property in Nashville.
The increase in equity in earnings from our unconsolidated ventures in first quarter 2017 compared with first quarter 2016 is primarily due to higher residential lot and commercial real estate sales activity. Commercial sales activity includes 46 commercial acres sold from an unconsolidated venture project in Houston for $9,719,000, which generated venture earnings of $6,612,000. Based on our 50% interest, our pro-rata share of these earnings was $3,306,000.
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
Our net investment in owned and consolidated real estate by geographic location as of first quarter-end 2017 follows:

State	Entitled, Developed, and Under Development Projects	Land in Entitlement Process and Other	Total
	(In thousands)
Texas	$165,001	$2,615	$167,616
Georgia	7,436	412	7,848
California	1,667	26,208	27,875
North & South Carolina	29,019	147	29,166
Colorado	29,722	—	29,722
Tennessee	21,751	68	21,819
Other	5,863	—	5,863
	$260,459	$29,450	$289,909
Mineral Resources
In first quarter 2017, we sold our remaining owned mineral assets for a total purchase price of approximately $85,700,000, of which $77,510,000 in proceeds was received in first quarter 2017 with the remaining $8,200,000 in proceeds held in escrow by a third-party pending acceptance of title for non-producing fee minerals in Texas and Louisiana. We recognized total gains of $74,215,000 in first quarter 2017 and deferred $8,200,000 in gains pending the completion of title review. With the completion of this sale we have divested substantially all of our oil and gas assets.
A summary of our mineral resources results follows:

	First Quarter
	2017	2016
	(In thousands)
Revenues	$1,497	$1,082
Cost of mineral resources	(38,315)	(230)
Operating expenses	(826)	(331)
	(37,644)	521
Gain on sale of assets	74,215	—
Equity in earnings of unconsolidated ventures	1,245	32
Segment earnings	$37,816	$553
Revenues consist of:

	First Quarter
	2017	2016
	(In thousands)
Oil royalties (a)	$900	$685
Gas royalties	487	316
Other (principally lease bonus and delay rentals)	110	81
	$1,497	$1,082
 _________________________

(a)	Oil royalties include revenues from oil, condensate and natural gas liquids (NGLs).
In first quarter 2017, royalty revenues increased principally due to higher oil and gas prices which was partially offset by lower oil and gas production volumes.
Cost of mineral resources principally represents our share of oil and gas production severance taxes, which are calculated based on a percentage of oil and gas produced. In first quarter 2017, cost of mineral resources also includes a non-cash impairment charge of $37,900,000 associated with goodwill related to the sale of our owned mineral assets.

Operating expenses principally consist of employee compensation and benefits, legal and professional services, property taxes and rent expense. The increase in operating expenses in first quarter 2017 compared with first quarter 2016 is primarily due to incentive compensation and legal expenses associated with the sale of our owned mineral assets.
Gain on sale of assets of $74,215,000 represents the combined gains from selling our remaining owned mineral assets in first quarter 2017.
In first quarter 2017, equity in earnings of unconsolidated ventures represents $1,245,000 in earnings from a venture in which we own a 50% interest. These earnings were principally a result of our purchase of certain mineral assets from the venture. We purchased these assets from the venture for $2,400,000 and subsequently received our pro-rata share of the earnings and distributable cash of $1,200,000 from the venture.

Oil and gas produced and average unit prices related to our royalty interests follows:

	First Quarter
	2017	2016
Consolidated entities:
Oil production (barrels)	17,400	19,300
Average oil price per barrel	$50.20	$32.97
NGL production (barrels)	600	3,800
Average NGL price per barrel	$22.99	$12.40
Total oil production (barrels), including NGLs	18,000	23,100
Average total oil price per barrel, including NGLs	$49.38	$29.57
Gas production (millions of cubic feet)	159.8	159.7
Average price per thousand cubic feet	$3.05	$1.98
Our share of ventures accounted for using the equity method:
Gas production (millions of cubic feet)	33.4	37.3
Average price per thousand cubic feet	$2.98	$1.78
Total consolidated and our share of equity method ventures:
Oil production (barrels)	17,400	19,300
Average oil price per barrel	$50.20	$32.97
NGL production (barrels)	600	3,800
Average NGL price per barrel	$22.99	$12.40
Total oil production (barrels), including NGLs	18,000	23,100
Average total oil price per barrel, including NGLs	$49.38	$29.57
Gas production (millions of cubic feet)	193.2	197.0
Average price per thousand cubic feet	$3.03	$1.94
Total BOE (barrel of oil equivalent) (a)	50,200	56,000
Average price per barrel of oil equivalent	$29.37	$19.06
 _________________________

(a)	Gas is converted to barrels of oil equivalent (BOE) using a conversion of six Mcf to one barrel of oil.

Other
Our other segment, all of which is non-core, manages our timber holdings, recreational leases and water resource initiatives. At first quarter-end 2017, we had approximately 19,000 acres of timberland and undeveloped land we own directly, primarily in Georgia and Texas, which were classified as assets held for sale at first quarter-end 2017. Our other segment revenues are principally derived from the sales of wood fiber from our land and leases for recreational uses. At first quarter-end 2017, we had water interests in approximately 1.5 million acres, including a 45 percent nonparticipating royalty interest in groundwater produced or withdrawn for commercial purposes or sold from 1.4 million acres in Texas, Louisiana, Georgia and Alabama, and approximately 20,000 acres of groundwater leases in central Texas which were classified as assets held for sale at first quarter-end 2017.

A summary of our other results follows:

	First Quarter
	2017	2016
	(In thousands)
Revenues	$56	$438
Cost of sales	(301)	(385)
Operating expenses	(145)	(634)
	(390)	(581)
Equity in earnings of unconsolidated ventures	3	—
Segment earnings (loss)	$(387)	$(581)
Revenues consist of:

	First Quarter
	2017	2016
	(In thousands)
Fiber	$—	$151
Water	9	—
Recreational leases and other	47	287
	$56	$438

In first quarter 2017, we had no fiber revenues due to deferral of timber harvest activity in support of our key initiative to divest our non-core timberland and undeveloped land.
Water revenues for first quarter 2017 are related to groundwater royalties from our 45 percent nonparticipating royalty interests in groundwater produced or withdrawn for commercial purposes.
Cost of sales principally includes non-cash cost of timber cut and sold and delay rental payments paid to others related to groundwater leases in central Texas.

The decrease in operating expenses in first quarter 2017 when compared with first quarter 2016 is primarily due to our key initiative to reduce costs across entire organization and corresponding reduction in our workforce. Employee compensation and benefits includes $164,000 in severance costs incurred in first quarter 2016. Operating expenses associated with our water resources initiatives for first quarter 2017 and 2016 were $43,000 and $297,000.
Items Not Allocated to Segments
Unallocated items represent income and expenses managed on a company-wide basis and include general and administrative expenses, share-based and long-term incentive compensation, gain on sale of strategic timberland and undeveloped land, interest expense and other corporate non-operating income and expense. General and administrative expenses principally consist of accounting and finance, tax, legal, human resources, internal audit, information technology and our board of directors. These functions support all of our business segments and are not allocated.

General and administrative expense
General and administrative expenses consist of:

	First Quarter
	2017	2016
	(In thousands)
Employee compensation and benefits	$2,033	$2,585
Professional and consulting services	978	946
Facility costs	212	230
Depreciation and amortization	87	119
Insurance costs	162	186
Other	556	907
	$4,028	$4,973

The decrease in general and administrative expense in first quarter 2017 when compared with first quarter 2016 is primarily due to our key initiative to reduce costs across our entire organization. Employee compensation and benefits includes $486,000 in severance costs incurred in first quarter 2016.
Share-based and long-term incentive compensation expense

Our share-based compensation expense fluctuates principally due to a portion of our awards being cash-settled and as a result they are affected by changes in the market price of our common stock. The decrease in share-based and long-term incentive compensation expense in first quarter 2017 when compared with first quarter 2016 is primarily due to no new share-based or long-term incentive compensation awards granted to employees.
Interest expense

The decrease in interest expense in first quarter 2017 when compared with first quarter 2016 is due to a reduction of our debt outstanding by $277,790,000 in 2016.
Income Taxes
Our effective tax rate from continuing operations was 40 percent in first quarter 2017, which includes a nine percent benefit from a valuation allowance decrease due to a decrease in our deferred tax assets and an 11 percent detriment associated with a non-cash impairment related to goodwill associated with our owned mineral assets which were sold in first quarter 2017. Our effective tax rate from continuing operations was 35 percent in first quarter 2016. Our effective tax rates also include the effect of state income taxes, nondeductible items and benefits from noncontrolling interests.
At first quarter-end 2017 and year-end 2016, we have a valuation allowance for our deferred tax assets of $68,944,000 and $73,405,000 for the portion of the deferred tax assets that we have determined is more likely than not to be unrealizable under U.S. GAAP.
In determining our valuation allowance, we assessed available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets under U.S. GAAP. A significant piece of objective evidence evaluated was the cumulative loss incurred over the three-year period ended March 31, 2017, principally driven by impairments of oil and gas and real estate properties in prior years. Such evidence limits our ability to consider other subjective evidence, such as our projected future taxable income.
The amount of the deferred tax asset considered realizable could be adjusted if negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence, such as our projected future taxable income.
Our unrecognized tax benefits totaled $811,000 at first quarter-end 2017, all of which would affect our effective tax rate, if recognized.
Capital Resources and Liquidity
Sources and Uses of Cash
The consolidated statements of cash flows for first quarter 2017 and 2016 reflects cash flows from both continuing and discontinued operations. We operate in cyclical industries and our cash flows fluctuate accordingly. Our principal sources of cash are proceeds from the sale of real estate, the cash flows from our mineral resources and income producing properties, borrowings and reimbursements from utility and improvement districts. Our principal cash requirements are for the acquisition and development of real estate, either directly or indirectly through ventures, taxes, interest and compensation. Operating cash flows are affected by the timing of the payment of real estate development expenditures and the collection of proceeds from the eventual sale of the real estate, the timing of which can vary substantially depending on many factors including the size of the project, state and local permitting requirements and availability of utilities, and by the timing of oil and gas leasing and production activities. Working capital varies based on a variety of factors, including the timing of sales of real estate and timber, oil and gas leasing and production activities, collection of receivables, reimbursement from utility and improvement districts and the payment of payables and expenses.
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
In first quarter 2017, net cash used for operating activities was $2,379,000 compared to $5,009,000 in net cash provided by operating activities in first quarter 2016. The decrease in cash provided by operating activities year over year was primarily due to $14,703,000 funds received in first quarter 2016 that were previously held by a qualified intermediary for an intended like-kind exchange that was not completed related to a 2015 sale of undeveloped land and payment of $3,000,000 related to legal settlement in first quarter 2017.
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
In first quarter 2017, net cash provided by investing activities was $74,689,000 principally as a result of net proceeds of $77,510,000 from sale of our owned mineral assets, which included our purchase and subsequent sale of certain mineral interests from a venture in which we own a 50% interest for $2,400,000. In first quarter 2016, net cash provided by investing activities was $51,449,000 principally as a result of sales proceeds of $56,828,000, of which $28,958,000 are from sale of certain oil and gas properties and $27,870,000 are proceeds from sale of our interest in 3600, a 304-unit multifamily joint venture near Denver, and the sale of Music Row, a wholly-owned multifamily property in Nashville.
Cash Flows from Financing Activities
In first quarter 2017, net cash used for financing activities was $676,000 principally due to payroll taxes related to issuance of stock based awards which was partially offset by an increase in debt from a consolidated venture project. In first quarter 2016, net cash used for financing activities was $10,254,000 principally due to retirement of $8,600,000 of our 8.5% senior secured notes and $2,250,000 of payments related to amortizing notes associated with our tangible equity units.
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
Real estate development and acquisition expenditures were $13,740,000 and $14,794,000 in first quarter 2017 and 2016.
Liquidity
At first quarter-end 2017, our senior secured credit facility provides for a $125,000,000 revolving line of credit, which matures on May 15, 2017 (with two one-year extension options), none of which was drawn at first quarter-end 2017. The revolving line of credit may be prepaid at any time without penalty. The revolving line of credit includes a $100,000,000 sublimit for letters of credit, of which $14,543,000 was outstanding at first quarter-end 2017. Total borrowings under our senior secured credit facility (including the face amount of letters of credit) may not exceed a borrowing base formula. At first quarter-end 2017, we had $53,665,000 in net unused borrowing capacity under our senior secured credit facility.
At first quarter-end 2017, net unused borrowing capacity under our senior secured credit facility is calculated as follows:

Senior Credit Facility
(In thousands)
Borrowing base availability	$68,208
Less: borrowings	—
Less: letters of credit	(14,543)
$53,665
Our net unused borrowing capacity during first quarter 2017 ranged from a high of $63,473,000 to a low of $53,665,000. Certain non-core assets support the borrowing base under our senior secured credit facility so we expect our borrowing capacity to continue to be reduced as non-core assets are sold. This facility is used primarily to fund our operating cash needs, which fluctuate due to timing of residential and commercial real estate sales, undeveloped land sales, reimbursements from utility and improvement districts, payment of payables and expenses and capital expenditures.
Our debt agreements contain financial covenants customary for such agreements including minimum levels of interest coverage and limitations on leverage. At first quarter-end 2017, we were in compliance with the financial covenants of these agreements.
The following table details our compliance with the financial covenants calculated as provided in the senior credit facility:

Financial Covenant	Requirement	First Quarter-End 2017
Interest Coverage Ratio (a)	≥2.50:1.0	22.65:1.0
Total Leverage Ratio (b)	≤50%	24.4%
Tangible Net Worth (c)	≥$445.2 million	$571.3 million
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

(c)
Calculated as the amount by which consolidated total assets (excluding Credo acquisition goodwill over $50,000,000) exceed consolidated total liabilities. At first quarter-end 2017, the requirement is $445,215,000 computed as: $379,044,000 plus 85 percent of the aggregate net proceeds received by us from any equity offering, plus 75 percent of all positive net income, on a cumulative basis since third quarter-end 2015. This covenant is applied at the end of each quarter.

To make additional discretionary investments, acquisitions, or distributions, we must maintain available liquidity equal to 10 percent of the aggregate commitments in place. At first quarter-end 2017, the minimum liquidity requirement was $12,500,000, compared with $385,550,000 in actual available liquidity based on the unused borrowing capacity under our senior secured credit facility plus unrestricted cash and cash equivalents. The failure to maintain such minimum liquidity does not constitute a default or event of default of our senior secured credit facility.
Discretionary investments in community development may be restricted in the event that the revenue/capital expenditure ratio is less than or equal to 1.0x. At first quarter-end 2017, our revenue/capital expenditure ratio was 2.4x. Revenue is defined as total gross revenues (excluding revenues attributed to Credo and multifamily properties), plus our pro rata share of the operating revenues from unconsolidated ventures. Capital expenditures are defined as consolidated development and acquisition expenditures (excluding investments related to Credo and multifamily properties), plus our pro rata share of unconsolidated ventures’ development and acquisition expenditures.

We may elect to make distributions to our stockholders so long as the total leverage ratio is less than 40 percent, the interest coverage ratio is greater than 3.0:1.0 and available liquidity is not less than $125,000,000, all of which were satisfied at first quarter-end 2017. Regardless of whether the foregoing conditions are satisfied, we may make distributions in an aggregate amount not to exceed $50,000,000 to be funded from up to 65% of the net proceeds from sales of multifamily properties and non-core assets, such as the Radisson Hotel & Suites in Austin, and any oil and gas properties.
Contractual Obligations and Off-Balance Sheet Arrangements
In 2014, FMF Littleton LLC, an equity method venture in which we own a 25 percent interest, obtained a senior secured construction loan in the amount of $46,384,000 to develop a 385-unit multifamily project located in Littleton, Colorado. The outstanding balance was $45,744,000 at first quarter-end 2017. We provided the lender with a guaranty of completion of the improvements; a guaranty for repayment of 25 percent of the principal balance and unpaid accrued interest; and a standard nonrecourse carve-out guaranty. The principal guaranty will reduce from 25 percent of principal to ten percent upon achievement of certain conditions.
In 2014, CREA FMF Nashville LLC, an equity method venture in which we own a 30 percent interest, obtained a senior secured construction loan in the amount of $51,950,000 to develop a 320-unit multifamily project located in Nashville, Tennessee. The outstanding balance at first quarter-end 2017 was $36,018,000. We provided the lender with a guaranty of completion of the improvements; a guaranty for repayment of 25 percent of the principal balance and unpaid accrued interest; and a standard nonrecourse carve-out guaranty. The principal guaranty will reduce from 25 percent of principal to zero percent upon achievement of certain conditions. In first quarter 2017, the principal guaranty was reduced from 25 percent of principal to 15 percent of principal due to achievement of certain conditions.
Cibolo Canyons—San Antonio, Texas
Cibolo Canyons consists of the JW Marriott ® San Antonio Hill Country Resort & Spa development owned by third parties and a mixed-use development we own. Our net investment in Cibolo Canyons is $46,668,000 at first quarter-end 2017, all of which is related to the mixed-use development.
Mixed-Use Development
The mixed-use development we own consists of 2,100 acres planned to include approximately 1,800 residential lots and 155 commercial acres designated for multifamily and retail uses, of which 1,157 lots and 97 commercial acres have been sold through first quarter-end 2017.
In 2007, we entered into an agreement with the Cibolo Canyons Special Improvement District (CCSID) providing for reimbursement of certain infrastructure costs related to the mixed-use development. Reimbursements are subject to review and approval by CCSID and unreimbursed amounts accrue interest at 9.75 percent per annum. CCSID’s funding for reimbursements is principally derived from its ad valorem tax collections and bond proceeds collateralized by ad valorem taxes, less debt service on these bonds and annual administrative and public service expenses.
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
Through first quarter-end 2017, we have submitted and were approved for reimbursement of approximately $54,376,000 of infrastructure costs, of which we have received reimbursements totaling $45,132,000, of which $0 was received in first quarter 2017. At first quarter-end 2017, we have $9,244,000 in pending reimbursements, excluding interest.
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
In 2014, we received $50,550,000 from CCSID principally related to its issuance of $48,900,000 HOT and Sales and Use Tax Revenue Bonds, resulting in recovery of our full Resort investment. These bonds are obligations solely of CCSID and are payable from HOT and sales and use taxes levied on the Resort by CCSID. To facilitate the issuance of the bonds, we provided a $6,846,000 letter of credit to the bond trustee as security for certain debt service fund obligations in the event CCSID tax collections are not sufficient to support payment of the bonds in accordance with their terms. The letter of credit must be maintained until the earlier of redemption of the bonds or scheduled bond maturity in 2034. We also entered into an agreement with the owner of the Resort to assign its senior rights to us in exchange for consideration provided by us, including a surety bond to be drawn if CCSID tax collections are not sufficient to support ad valorem tax rebates payable. The surety bond has a balance of $6,631,000 at first quarter-end 2017. The surety bond decreases as CCSID makes annual ad valorem tax rebate payments, which obligation is scheduled to be retired in full by 2020. All future receipts are expected to be recognized as gains in the period collected. We received $0 in first quarter 2017.
Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies or estimates from those disclosed in our 2016 Annual Report on Form 10-K.
New and Pending Accounting Pronouncements
Please read Note 2—New and Pending Accounting Pronouncements to the consolidated financial statements included in this Quarterly Report on Form 10-Q.
Statistical and Other Data
A summary of our real estate projects in the entitlement process (a) at first quarter-end 2017 follows:

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

(b)	Project acres, which are the total for the project regardless of our ownership interest, are approximate. The actual number of acres entitled may vary.

A summary of our non-core timberland and undeveloped land classified as assets held for sale at first quarter-end 2017 follows:

Acres
Timberland
Georgia	10,900
Texas	7,900
Total	18,800

A summary of activity within our active projects in the development process, which includes entitled, developed and under development real estate projects, at first quarter-end 2017 follows:

			Residential Lots/Units		Commercial Acres
Project	County	Interest Owned (a)	Lots/Units Sold Since Inception	Lots/Units Remaining	Acres Sold Since Inception	Acres Remaining

Texas
Austin
Arrowhead Ranch	Hays	100%	8	376	—	19
Hunter's Crossing	Bastrop	100%	510	—	54	51
			518	376	54	70
Corpus Christi
Padre Island (b)	Nueces	50%	—	—	—	15
			—	—	—	15
Dallas-Ft. Worth
Bar C Ranch	Tarrant	100%	477	644	—	—
Lakes of Prosper	Collin	100%	193	94	4	—
Lantana	Denton	100%	3,704	398	44	—
Parkside	Collin	100%	151	49	—	—
The Preserve at Pecan Creek	Denton	100%	635	147	—	7
River's Edge	Denton	100%	—	202	—	—
Stoney Creek	Dallas	100%	335	361	—	—
Summer Creek Ranch	Tarrant	100%	983	245	35	44
Timber Creek	Collin	88%	93	508	—	—
Village Park	Collin	100%	567	—	3	2
			7,138	2,648	86	53
Houston
Barrington Kingwood	Harris	100%	176	4	—	—
City Park	Harris	75%	1,468	—	58	104
Harper's Preserve (b)	Montgomery	50%	634	1,048	76	1
Imperial Forest	Harris	100%	84	347	—	—
Long Meadow Farms (b)	Fort Bend	38%	1,664	133	194	99
Southern Trails (b)	Brazoria	80%	977	18	1	—
Spring Lakes	Harris	100%	348	—	29	—
Summer Lakes	Fort Bend	100%	781	281	56	3
Summer Park	Fort Bend	100%	135	64	34	67
Willow Creek Farms II	Waller / Fort Bend	90%	154	111	—	—
			6,421	2,006	448	274
San Antonio
Cibolo Canyons	Bexar	100%	1,157	634	97	58
Oak Creek Estates	Comal	100%	340	12	13	—
Olympia Hills	Bexar	100%	747	7	10	—
Stonewall Estates (b)	Bexar	50%	381	5	—	—
			2,625	658	120	58
			16,702	5,688	708	470

			Residential Lots/Units		Commercial Acres
Project	County	Interest Owned (a)	Lots/Units Sold Since Inception	Lots/Units Remaining	Acres Sold Since Inception	Acres Remaining
Colorado
Denver
Buffalo Highlands	Weld	100%	—	164	—	—
Cielo	Douglas	100%	—	343	—	—
Johnstown Farms	Weld	100%	281	317	2	—
Pinery West	Douglas	100%	86	—	20	104
Stonebraker	Weld	100%	—	603	—	—
			367	1,427	22	104
Georgia
Atlanta
Harris Place	Paulding	100%	24	3	—	—
Montebello (b)	Forsyth	90%	—	224	—	—
Seven Hills	Paulding	100%	926	327	26	113
West Oaks	Cobb	100%	10	46	—	—
			960	600	26	113
North & South Carolina
Charlotte
Ansley Park	Lancaster	100%	—	307	—	—
Habersham	York	100%	98	89	—	6
Moss Creek	Cabarrus	100%	—	84	—	—
Walden	Mecklenburg	100%	—	384	—	—
			98	864	—	6
Raleigh
Beaver Creek (b)	Wake	90%	50	143	—	—
			50	143	—	—
			148	1,007	—	6
Tennessee
Nashville
Beckwith Crossing	Wilson	100%	39	60	—	—
Morgan Farms	Williamson	100%	138	35	—	—
Scales Farmstead	Williamson	100%	36	161	—	—
Weatherford Estates	Williamson	100%	11	6	—	—
			224	262	—	—
Wisconsin
Madison
Juniper Ridge/Hawks Woods (b) (d)	Dane	90%	20	194	—	—
Meadow Crossing II (b) (c)	Dane	90%	13	159	—	—
			33	353	—	—
Arizona, California, Utah
Tucson
Boulder Pass (b) (d)	Pima	50%	32	56	—	—
Dove Mountain	Pima	100%	—	98	—	—
Oakland
San Joaquin River	Contra Costa/Sacramento	100%	—	—	264	25
Salt Lake City
Suncrest (b) (c)	Salt Lake	90%	—	171	—	—
			32	325	264	25
Total			18,466	9,662	1,020	718

 _________________________

(a)	Interest owned reflects our total interest in the project, whether owned directly or indirectly, which may be different than our economic interest in the project.

(b)	Projects in ventures that we account for using equity method.

(c)	Venture project that develops and sells homes.

(d)	Venture project that develops and sells lots and homes.
A summary of our non-core multifamily properties, excluding one multifamily site in Austin classified as held for sale, at first quarter-end 2017 follows:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
We have no significant exposure to interest rate risk.
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
On October 4, 2014, James Huffman, a former director and CEO of CREDO Petroleum Corporation (Credo), which we acquired in 2012 and is now known as Forestar Petroleum Corporation, filed Huffman vs. Forestar Petroleum Corporation, Case Number 14CV33811, Civ. Div., Dist. Ct., City and County of Denver, Colorado, claiming entitlement to certain overriding royalty interests under a Credo compensation program. The case was settled for $3,000,000 in first quarter 2017.

Item 1A. Risk Factors
There are no material changes from the risk factors disclosed in our 2016 Annual Report on Form 10-K, other than the following additional risk factors.
There are risks and uncertainties associated with our merger with Terra Firma Merger Parent, L.P. and Terra Firma Merger Sub, L.P.
On April 13, 2017, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Terra Firma Merger Parent, L.P. (“Parent”), and Terra Firma Merger Sub, L.P., a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which we will merge with Merger Sub and become a wholly-owned subsidiary of Parent. Completion of the Merger is subject to closing conditions, including, among others, (i) adoption of the Merger Agreement by holders of a majority of the outstanding shares of our common stock entitled to vote on the Merger, (ii) the absence of any law or order prohibiting the Merger, (iii) the number of dissenting shares shall represent less than 20% of the shares of our common stock outstanding immediately prior to closing, (iv) the consummation of certain asset disposition transactions by us, and (v) the absence of a Company Material Adverse Effect, as defined in the Merger Agreement. There is no assurance that the conditions to the Merger will be satisfied in a timely manner or at all. There are numerous risks related to the Merger, including the following:

•	Various conditions to the closing of the Merger may not be satisfied or waived;

•	Lawsuits may be filed against us challenging the Merger, and an adverse ruling may delay the Merger or prevent it from being completed;

•	Our ability to attract, recruit, retain and motivate current and prospective employees may be adversely affected;

•	The attention of our employees and management may be diverted due to activities related to the Merger;

•	Disruptions from the Merger, whether or not it is completed, may harm our relationships with our employees, customers, vendors or other strategic partners; and

•
The Merger Agreement restricts us from engaging in certain actions, which could prevent us from pursuing certain business opportunities outside the ordinary course of business that arise prior to the closing of the Merger.

In addition, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger, and these fees and costs are payable by us regardless of whether the Merger is consummated.
Failure to complete the proposed merger could adversely affect our business and the market price of our common stock.
There is no assurance that the closing of the Merger will occur, and we cannot predict with certainty whether and when the conditions to closing (described above) will be satisfied. In addition, the Merger Agreement may be terminated under certain specified circumstances. In certain circumstances, if the Merger Agreement is terminated, we may be required to pay Parent a termination fee of $20 million and pay expenses incurred by Parent up to $4 million. If the Merger is not consummated, our stock price may decline. We will have incurred significant costs, including, among other things, the diversion of management resources, for which we will have received little or no benefit if the closing of the Merger does not occur. A failed transaction may result in negative publicity and a negative impression of us in the investment community. The occurrence of any of these events individually or in combination could have a material adverse effect on our results of operations and the market price of our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities (a)

Period	Total Number of Shares Purchased (b)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
Month 1 (1/1/2017 — 1/31/2017)	238	$13.00	—	3,222,692
Month 2 (2/1/2017 — 2/28/2017)	34,310	$12.82	—	3,222,692
Month 3 (3/1/2017 — 3/31/2017)	41,322	$13.00	—	3,222,692
	75,870	$12.92	—
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

(b)	Includes shares withheld to pay taxes in connection with vesting of equity-settled awards.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit	Description

2.1
Agreement and Plan of Merger, dated as of April 13, 2017, by and among Forestar Group Inc., Terra Firma Merger Parent, L.P. and Terra Firma Merger Sub, L.P. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on April 14, 2017).

3.1
Certificate of Designations, Preferences and Rights of Series B Junior Participating Preferred Stock on Forestar Group Inc. (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed with the Commission on January 5, 2017).

3.2	Sixth Amendment to the Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on April 14, 2017).
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

4.3
Amendment No. 1 to Tax Benefits Preservation Plan, dated as of April 13, 2017, by and between Forestar Group Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Commission on April 14, 2017).

10.1
Purchase and Sale Agreement, dated February 17, 2017, between Forestar (USA) Real Estate Group Inc. and Mineral Resources Partners, LLC (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on February 17, 2017).

10.2
Separation Agreement and Release, dated as of April 13, 2017, by and between Forestar Group Inc. and David M. Grimm (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on April 14, 2017).

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

101.1
The following materials from Forestar’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income (Loss) and Comprehensive Income (Loss), (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORESTAR GROUP INC.

Date: May 9, 2017	By:	/s/ Charles D. Jehl
Charles D. Jehl
Chief Financial Officer

	By:	/s/ Sabita C. Reddy
Sabita C. Reddy
Principal Accounting Officer