Form 10-Q
period 2017-06-30
Forestar Group Inc.
filed 2017-08-08
CIK 1406587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding as of August 4, 2017
Common Stock, par value $1.00 per share	41,934,751

FORESTAR GROUP INC.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
FORESTAR GROUP INC.
Consolidated Balance Sheets
(Unaudited)

	Second Quarter-End	Year-End
	2017	2016
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$381,390	$265,798
Real estate	282,034	293,003
Assets of discontinued operations	1	14
Assets held for sale	14,599	30,377
Investment in unconsolidated ventures	74,674	77,611
Receivables, net	8,705	8,931
Income taxes receivable	—	10,867
Prepaid expenses	2,453	2,000
Property and equipment, net	1,144	3,116
Deferred tax asset, net	278	323
Goodwill	—	37,900
Other assets	2,841	3,268
TOTAL ASSETS	$768,119	$733,208
LIABILITIES AND EQUITY
Accounts payable	$5,633	$4,804
Accrued employee compensation and benefits	1,866	4,126
Accrued property taxes	1,983	2,008
Accrued interest	1,543	1,585
Income taxes payable	8,759	—
Earnest money deposits	12,436	10,511
Other accrued expenses	7,792	12,598
Liabilities of discontinued operations	157	5,295
Liabilities held for sale	—	103
Other liabilities	28,821	19,702
Debt, net	113,368	110,358
TOTAL LIABILITIES	182,358	171,090
COMMITMENTS AND CONTINGENCIES
EQUITY
Forestar Group Inc. shareholders’ equity:
Preferred stock, par value $0.01 per share, 200,000 authorized shares at second quarter-end 2017 and none at year-end 2016, none issued	—	—
Common stock, par value $1.00 per share, 200,000,000 authorized shares, 44,803,603 issued at second quarter-end 2017 and year-end 2016	44,804	44,804
Additional paid-in capital	548,871	553,005
Retained earnings	35,228	12,602
Treasury stock, at cost, 2,868,852 shares at second quarter-end 2017 and 3,187,253 shares at year-end 2016	(44,597)	(49,760)
Total Forestar Group Inc. shareholders’ equity	584,306	560,651
Noncontrolling interests	1,455	1,467
TOTAL EQUITY	585,761	562,118
TOTAL LIABILITIES AND EQUITY	$768,119	$733,208
Please read the notes to consolidated financial statements.

FORESTAR GROUP INC.
Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
(Unaudited)

	Second Quarter		First Six Months
	2017	2016	2017	2016
	(In thousands, except per share amounts)
REVENUES
Real estate sales and other	$27,901	$43,018	$48,653	$69,426
Commercial and income producing properties	91	3,363	91	13,053
Real estate	27,992	46,381	48,744	82,479
Mineral resources	5	1,337	1,502	2,419
Other	18	274	74	712
	28,015	47,992	50,320	85,610
COSTS AND EXPENSES
Cost of real estate sales and other	(16,348)	(66,877)	(28,380)	(80,139)
Cost of commercial and income producing properties	—	(5,789)	11	(10,951)
Cost of mineral resources	—	(160)	(38,315)	(390)
Cost of other	(108)	(119)	(409)	(504)
Other operating expenses	(5,728)	(8,317)	(10,685)	(20,408)
General and administrative	(28,372)	(4,852)	(33,063)	(11,331)
	(50,556)	(86,114)	(110,841)	(123,723)
GAIN ON SALE OF ASSETS	29,506	107,650	103,721	121,231
OPERATING INCOME	6,965	69,528	43,200	83,118
Equity in earnings of unconsolidated ventures	2,747	188	9,109	235
Interest expense	(2,166)	(6,918)	(4,401)	(14,557)
Loss on extinguishment of debt, net	—	(35,766)	—	(35,864)
Other non-operating income	622	199	1,298	371
INCOME FROM CONTINUING OPERATIONS BEFORE TAXES	8,168	27,231	49,206	33,303
Income tax expense	(11,928)	(14,929)	(28,139)	(17,081)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(3,760)	12,302	21,067	16,222
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAXES	1,229	(2,048)	1,647	(10,264)
CONSOLIDATED NET INCOME (LOSS)	(2,531)	10,254	22,714	5,958
Less: Net (income) attributable to noncontrolling interests	(48)	(640)	(88)	(720)
NET INCOME (LOSS) ATTRIBUTABLE TO FORESTAR GROUP INC.	$(2,579)	$9,614	$22,626	$5,238
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	42,259	34,302	42,171	34,302
Diluted	42,259	42,423	42,454	42,372
NET INCOME (LOSS) PER BASIC SHARE
Continuing operations	$(0.09)	$0.28	$0.50	$0.37
Discontinued operations	0.03	(0.05)	0.04	(0.24)
NET INCOME (LOSS) PER BASIC SHARE	$(0.06)	$0.23	$0.54	$0.13
NET INCOME (LOSS) PER DILUTED SHARE
Continuing operations	(0.09)	0.28	0.49	0.37
Discontinued operations	0.03	(0.05)	0.04	(0.24)
NET INCOME (LOSS) PER DILUTED SHARE	(0.06)	0.23	0.53	0.13
TOTAL COMPREHENSIVE INCOME (LOSS)	$(2,579)	$9,614	$22,626	$5,238
Please read the notes to consolidated financial statements.

FORESTAR GROUP INC.
Consolidated Statements of Cash Flows
(Unaudited)

	First Six Months
	2017	2016
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$22,714	$5,958
Adjustments:
Depreciation, depletion and amortization	2,862	7,268
Change in deferred income taxes	45	(45)
Equity in earnings of unconsolidated ventures	(9,109)	(235)
Distributions of earnings of unconsolidated ventures	12,036	2,067
Share-based compensation	2,259	1,716
Real estate cost of sales	28,438	33,836
Real estate development and acquisition expenditures, net	(25,623)	(33,066)
Reimbursements from utility and improvement districts	4,671	306
Asset impairments	37,900	49,438
Loss on debt extinguishment, net	—	35,864
Gain on sale of assets	(103,821)	(106,658)
Other	2,135	3,402
Changes in:
Notes and accounts receivable	912	18,849
Prepaid expenses and other	(267)	1,080
Accounts payable and other accrued liabilities	(6,135)	(16,069)
Income taxes	19,626	8,828
Net cash provided by (used for) operating activities	(11,357)	12,539
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, equipment, software and other	(41)	(5,639)
Oil and gas properties and equipment	(2,400)	(567)
Investment in unconsolidated ventures	(3,617)	(4,658)
Proceeds from sales of assets	130,011	318,480
Return of investment in unconsolidated ventures	2,906	1,914
Net cash provided by investing activities	126,859	309,530
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of debt	—	(307,491)
Additions to debt	770	1,462
Deferred financing fees	(148)	—
Distributions to noncontrolling interests, net	(100)	(1,108)
Exercise of stock options	548	—
Repurchases of common stock	—	(3,537)
Payroll taxes on issuance of stock-based awards	(980)	(205)
Other	—	(211)
Net cash provided by (used for) financing activities	90	(311,090)

Net increase in cash and cash equivalents	115,592	10,979
Cash and cash equivalents at beginning of period	265,798	96,442
Cash and cash equivalents at end of period	$381,390	$107,421
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
At year-end 2016, we had divested of substantially all of our oil and gas working interest properties. As a result of this significant change in our operations, we have reported the results of operations and financial position of these assets as discontinued operations within the consolidated statements of income (loss) and comprehensive income (loss) and consolidated balance sheets for all periods presented.
Note 2—New and Pending Accounting Pronouncements
Adoption of New Accounting Standards
In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, as part of its simplification initiative. The areas for simplification in this update involve several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and the classification on the statement of cash flows. The updated standard is effective for annual and interim periods beginning after December 31, 2016. Effective first quarter 2017, stock-based compensation (SBC) excess tax benefits or deficiencies are reflected in the consolidated statements of income (loss) and comprehensive income (loss) as a component of the provision for income taxes, whereas they previously were recognized in equity to the extent additional paid-in capital pool was available. Additionally, our consolidated statements of cash flows will now present excess tax benefits as an operating activity, if applicable. Finally, we have elected to account for forfeitures as they occur, rather than estimate expected forfeitures. As a result of the adoption of ASU 2016-09 in first six months 2017, there were no material impacts to our consolidated financial statements.
Pending Accounting Standards
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The updated standard becomes effective for annual and interim periods beginning after December 15, 2017. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). We currently anticipate adopting the standard using the cumulative catch-up transition method. We anticipate this standard will not have a material impact on our consolidated financial statements. While we are continuing to assess all potential impacts of the standard, we expect revenue related to lot and tract sales to remain substantially unchanged. Due to the complexity of certain of our real estate sale transactions, the revenue recognition treatment required under the standard will be dependent on contract-specific terms, and may vary in limited circumstances from recognition at the time of the sale closing.
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
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230). This ASU requires that a statement of cash flow explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash investments. This standard is effective for fiscal years beginning after December 15, 2017. The adoption of ASU 2016-18 will modify our current disclosures and reclassifications relating to the consolidated statements of cash flows, but we do not expect it to have a material effect on our consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718), in order to provide guidance about which changes to terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The updated standard is effective for financial statements issued for annual periods beginning after December 15, 2017. We are currently evaluating the effect that the updated standard will have on our earnings, financial position and disclosures, but we do not expect it to have a material effect on our consolidated financial statements.
Note 3—Proposed Merger

On April 13, 2017, we entered into an Agreement and Plan of Merger with affiliates of Starwood Capital Group (“Starwood”) pursuant to which, as amended, Starwood would acquire each share of the Company’s common stock, par value $1.00 per share (“Our Common Stock”) for $16.00 per share (as amended, the “Starwood Merger Agreement”).
On June 29, 2017, we terminated the Starwood Merger Agreement and entered into an Agreement and Plan of Merger with D.R. Horton, Inc. (“D.R. Horton”) pursuant to which D.R. Horton would acquire approximately 75 percent of our outstanding common stock for $17.75 per share (the “D.R. Horton Merger Agreement”). The D.R. Horton Merger Agreement has been unanimously approved by our and D.R. Horton’s boards of directors.
Subject to the terms and conditions of the D. R. Horton Merger Agreement, at the effective time of the Merger (the “Effective Time”), all of Our Common Stock will be converted into the right to receive, either
(i) an amount in cash per share of Our Common Stock equal to $17.75 (the “Cash Consideration”); or
(ii) one share of common stock of Forestar (the “Surviving Company Common Stock”), in each case at the election of the holder of such share of Our Common Stock, subject to proration procedures applicable to oversubscription and undersubscription for Cash Consideration by stockholders. The aggregate amount of Cash Consideration will be approximately $558,256,000.
In connection with entry into each of the Starwood Merger Agreement and the D.R. Horton Merger Agreement, we amended our tax benefits preservation plan dated January 5, 2017, in each case rendering the plan inapplicable to such agreement and the transactions contemplated thereby. Please see Note 13—Capital Stock for additional information regarding our tax benefits preservation plan.
Closing of the merger with D.R. Horton (the “Merger”) is subject to approval of our stockholders and certain other closing conditions, and is expected to close in fourth quarter 2017. Following closing of the Merger, Forestar will continue as a separate publicly-traded company.
In connection with these matters, in first six months 2017 we paid a $20,000,000 termination fee to Starwood and incurred $4,070,000 in professional fees and other costs related to the proposed transactions, all of which are included in general and administrative expenses. Upon consummation of the proposed merger, we will pay our financial advisor a sale transaction fee of approximately $5,600,000 which is contingent upon the successful completion of the Merger.

Note 4—Held for Sale
In first quarter 2017, we sold all of our remaining owned mineral assets for approximately $85,700,000. We recognized $74,222,000 in total gains related to the sale of our mineral assets in first six months 2017 and will recognize a deferred gain of $8,200,000 in third quarter 2017 as a result of the expiration of the title review period.
In second quarter 2017, we sold approximately 19,000 acres of timberland and undeveloped land in Georgia and Texas for $46,197,000 in three transactions generating combined net proceeds of $44,771,000. We recognized combined gains of

$28,049,000 and deferred a gain of $625,000 pending receipt of certain regulatory approvals and release of funds held in escrow.
At second quarter-end 2017, assets held for sale principally includes a multifamily site in Austin, central Texas groundwater assets, and nonparticipating royalty interests in water rights located in east Texas.
The major classes of assets and liabilities of the properties held for sale are as follows:

	Second Quarter-End	Year-End
	2017	2016
	(In thousands)
Assets Held for Sale:
Real estate	$5,740	$19,931
Timber	—	1,682
Other intangible assets (a)	1,681	1,681
Oil and gas properties and equipment, net	149	782
Property and equipment, net (b)	7,029	6,301
	$14,599	$30,377

Liabilities Held for Sale:
Other liabilities	—	103
	$—	$103
___________________
(a) Related to indefinite lived groundwater leases associated with our central Texas water assets.
(b) Related to water wells associated with our Texas water assets.

Note 5—Real Estate
Real estate consists of:

	Second Quarter-End	Year-End
	2017	2016
	(In thousands)
Entitled, developed and under development projects	$252,332	$263,859
Land in the entitlement process and other	29,702	29,144
	$282,034	$293,003
Our estimated costs of assets for which we expect to be reimbursed by utility and improvement districts were $46,205,000 at second quarter-end 2017 and $45,157,000 at year-end 2016, including $15,457,000 at second quarter-end 2017 and $14,749,000 at year-end 2016 related to our Cibolo Canyons project near San Antonio, Texas. In first six months 2017, we have collected $4,671,000 in reimbursements that were previously submitted to these districts. At second quarter-end 2017, our inception-to-date submitted and approved reimbursements for the Cibolo Canyons project were $58,790,000 of which we have collected $45,132,000. These costs are principally for water, sewer and other infrastructure assets that we have incurred and submitted or will submit to utility or improvement districts for approval and reimbursement. We expect to be reimbursed by utility and improvement districts when these districts achieve adequate tax basis or otherwise have funds available to support payment.
Note 6—Investment in Unconsolidated Ventures
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
At second quarter-end 2017, we had ownership interests in 15 ventures that we accounted for using the equity method, none of which are a VIE.
Combined summarized balance sheet information for our ventures accounted for using the equity method follows:

	Venture Assets		Venture Borrowings(a)		Venture Equity		Our Investment
	Second Quarter-End	Year-End	Second Quarter-End	Year-End	Second Quarter-End	Year-End	Second Quarter-End	Year-End
	2017	2016	2017	2016	2017	2016	2017	2016
	(In thousands)
242, LLC (b)	$23,014	$26,503	$—	$1,107	$22,822	$23,136	$10,863	$10,934
CL Ashton Woods, LP (c)	1,350	2,653	—	—	1,296	2,198	939	1,107
CL Realty, LLC	7,989	8,048	—	—	7,900	7,899	3,950	3,950
CREA FMF Nashville LLC (b)	54,121	56,081	35,844	37,446	17,321	17,091	4,850	4,923
Elan 99, LLC	49,191	49,652	36,356	36,238	11,845	13,100	10,659	11,790
FMF Littleton LLC	70,541	70,282	46,158	44,446	23,618	23,798	6,083	6,128
FMF Peakview LLC	—	—	—	—	—	—	—	—
FOR/SR Forsyth LLC	11,195	10,672	1,545	1,568	9,627	8,990	8,664	8,091
HM Stonewall Estates, Ltd	—	852	—	—	—	852	—	477
LM Land Holdings, LP (c)	24,211	25,538	2,470	3,477	13,162	20,945	6,424	9,685
MRECV DT Holdings LLC	3,855	4,155	—	—	3,855	4,144	3,470	3,729
MRECV Edelweiss LLC/MRECV Lender VIII LLC	7,283	3,484	—	—	7,283	3,484	6,555	3,358
MRECV Juniper Ridge LLC	3,371	4,156	—	—	3,371	4,156	3,034	3,741
MRECV Meadow Crossing II LLC	2,850	2,492	—	—	2,850	2,491	2,565	2,242
Miramonte Boulder Pass, LLC	8,903	10,738	2,648	4,006	4,670	5,265	4,467	5,330
Temco Associates, LLC	4,406	4,368	—	—	4,302	4,253	2,151	2,126
Other ventures	—	—	—	—	—	—	—	—
	$272,280	$279,674	$125,021	$128,288	$133,922	$141,802	$74,674	$77,611

Combined summarized income statement information for our ventures accounted for using the equity method follows:

	Venture Revenues				Venture Earnings (Loss)				Our Share of Earnings (Loss)
	Second Quarter		First Six Months		Second Quarter		First Six Months		Second Quarter		First Six Months
	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
	(In thousands)
242, LLC (b)	$—	$—	$13,073	$—	$(83)	$(164)	$8,382	$(464)	$(41)	$(82)	$4,277	$(232)
CL Ashton Woods, LP (c)	846	993	2,628	1,689	348	151	1,098	518	473	324	1,432	763
CL Realty, LLC	—	113	199	246	(64)	17	2,401	64	(32)	8	1,200	31
CREA FMF Nashville LLC (b)	1,465	1,081	2,870	1,982	(150)	(498)	(320)	(1,069)	(43)	(149)	(97)	(320)
Elan 99, LLC	1,026	147	1,928	167	(601)	(934)	(1,254)	(1,344)	(541)	(841)	(1,129)	(1,210)
FMF Littleton LLC	1,596	526	3,011	847	(15)	(178)	(180)	(348)	(4)	(44)	(45)	(86)
FMF Peakview LLC	—	—	—	939	—	—	—	(248)	—	—	—	(50)
FOR/SR Forsyth LLC	—	—	—	—	(36)	(17)	(68)	(17)	(33)	(15)	(61)	(15)
HM Stonewall Estates, Ltd	—	580	496	1,126	—	294	243	514	—	124	103	227
LM Land Holdings, LP (c)	15,880	2,026	16,933	3,026	5,589	1,415	6,217	2,055	1,774	501	1,989	645
MRECV DT Holdings LLC	287	119	588	217	287	117	586	215	259	105	528	193
MRECV Edelweiss LLC/MRECV Lender VIII LLC	238	94	423	181	237	87	422	174	214	78	380	156
MRECV Juniper Ridge LLC	597	202	610	205	597	203	610	206	537	183	549	186
MRECV Meadow Crossing II LLC	237	29	359	29	236	16	358	(18)	212	14	322	(17)
Miramonte Boulder Pass, LLC	894	663	2,536	663	(40)	(34)	4	(159)	(38)	(17)	(363)	(79)
Temco Associates, LLC	48	48	96	147	22	12	49	79	10	6	24	40
Other ventures	—	—	—	—	—	(83)	—	(57)	—	(7)	—	3
	$23,114	$6,621	$45,750	$11,464	$6,327	$404	$18,548	$101	$2,747	$188	$9,109	$235

 _____________________

(a)	Total includes current maturities of $123,991,000 at second quarter-end 2017, of which $107,075,000 is non-recourse to us, and $89,756,000 at year-end 2016, of which $78,557,000 is non-recourse to us.

(b)
Includes unamortized deferred gains on real estate we contributed to ventures. We recognize deferred gains as income as the real estate is sold to third parties. Deferred gains of $1,372,000 are reflected as a reduction to our investment in unconsolidated ventures at second quarter-end 2017.

(c)
Includes unrecognized basis difference of $436,000 which is reflected as an increase of our investment in unconsolidated ventures at second quarter-end 2017. The difference will be accreted as income or expense over the life of the investment and included in our share of earnings (loss) from the respective ventures.

In first six months 2017, we invested $3,617,000 in these ventures and received $14,942,000 in distributions. In first six months 2016, we invested $4,658,000 in these ventures and received $3,981,000 in distributions. Distributions include both return of investments and distribution of earnings.
The increase in our share of earnings from our unconsolidated ventures in second quarter 2017 compared with second quarter 2016 is primarily due to higher earnings from LM Land Holdings, LP which benefited from the sale of 42 commercial acres for $13,600,000 generating venture earnings of $10,683,000, of which $6,321,000 was deferred and will be recognized as development is completed. Based on our 37.5% interest in this venture, our pro-rata share of the earnings associated with this sale was $1,636,000 and our pro-rata share of the distributable cash was $4,411,000.
In addition, the increase in our share of earnings and distributions from our unconsolidated ventures in first six months 2017 is primarily due to higher earnings from 242, LLC which benefited from the sale of 46 commercial acres for $9,719,000 generating $6,612,000 in earnings to the venture. Based on our 50% interest in the venture, our pro-rata share of the earnings associated with this sale was $3,306,000 and our pro-rata share of the total distributable cash was $4,348,000. CL Realty, LLC, a venture in which we own a 50% interest, sold certain mineral assets to us for $2,400,000. Subsequent to closing of this transaction, we received $1,200,000 from the venture, representing our pro-rata share of distributable cash.

In first quarter 2016, we sold our interest in FMF Peakview LLC (3600), a 304-unit multifamily joint venture project near Denver, generating $13,167,000 in net proceeds and we recognized a gain of $9,613,000 which is included in gain on sale of assets.
Note 7—Goodwill
Carrying value of goodwill follows:

	Second Quarter-End	Year-End
	2017	2016
	(In thousands)
Goodwill	$—	$37,900
Goodwill related to our owned mineral assets was $0 at second quarter-end 2017 and $37,900,000 at year-end 2016. In first six months 2017, we recognized a non-cash impairment charge of $37,900,000 related to goodwill attributable to our mineral resources reporting unit. This impairment was a result of selling our remaining owned mineral assets for approximately $85,700,000 in first quarter 2017. Impairment charge is included in cost of mineral resources on our consolidated statements of income (loss) and comprehensive income (loss).
Note 8—Discontinued Operations
At year-end 2016, we had divested of substantially all of our oil and gas working interest properties. As a result of this significant change in our operations, we have reported the results of operations and financial position of these assets as discontinued operations within the consolidated statements of income (loss) and comprehensive income (loss) and consolidated balance sheets for all periods presented.
Summarized results from discontinued operations were as follows:

	Second Quarter		First Six Months
	2017	2016	2017	2016
	(In thousands)
Revenues	$4	$1,377	$13	$5,647
Cost of sales	(4)	(1,521)	(10)	(6,485)
Other operating expenses	1,043	(1,066)	989	(2,389)
Income (loss) from discontinued operations before income taxes	$1,043	$(1,210)	$992	$(3,227)
Gain (loss) on sale of assets before income taxes	100	(3,596)	100	(14,573)
Income tax benefit	86	2,758	555	7,536
Income (loss) from discontinued operations, net of taxes	$1,229	$(2,048)	$1,647	$(10,264)

In second quarter 2017, other operating expenses include a benefit of $1,043,000 due to a reduction of an accrual resulting from a change in estimate related to potential environmental liabilities to plug and abandon certain oil and gas wells in Wyoming.
In second quarter 2016, we recorded a net loss of $3,596,000 on the sale of nearly 8,100 net mineral acres leased from others and 175 gross (16 net) producing oil and gas working interest wells principally in North Dakota for total sales proceeds of $46,986,000. In addition, in first six months 2016, we recorded a net loss of $10,977,000 on the sale of 190,960 net mineral acres leased from others and 185 gross (66 net) producing oil and gas working interest wells in Nebraska, Kansas, Oklahoma and North Dakota for total net proceeds of $32,227,000, which includes $3,269,000 in reimbursement of capital costs incurred on in-progress wells that were assumed by the buyer. A significant portion of the net loss on sale, $7,244,000, is related to write-off of allocated goodwill to sold producing oil and gas properties.

The major classes of assets and liabilities of discontinued operations at second quarter-end 2017 and year-end 2016 are as follows:

	Second Quarter-End	Year-End
	2017	2016
	(In thousands)
Assets of Discontinued Operations:
Receivables, net of allowance for bad debt	$1	$6
Prepaid expenses	—	8
	$1	$14

Liabilities of Discontinued Operations:
Accounts payable	$—	$67
Other accrued expenses	157	5,228
	$157	$5,295
Significant operating activities and investing activities of discontinued operations included in our consolidated statements of cash flows are as follows:

	First Six Months
	2017	2016
	(In thousands)
Operating activities:
Asset impairments	$—	$612
Accounts payable and other accrued liabilities	(3,000)	—
Loss on sale of assets	—	14,573
Depreciation, depletion and amortization	—	2,147
	$(3,000)	$17,332

Investing activities:
Oil and gas properties and equipment	$—	$(567)
Proceeds from sales of assets	100	75,944
	$100	$75,377
Note 9—Receivables
Receivables consist of:

	Second Quarter-End	Year-End
	2017	2016
	(In thousands)
Other receivables and accrued interest	613	1,505
Other loans secured by real estate, average interest rates of 4.97% at second quarter-end 2017 and 4.94% at year-end 2016	8,118	7,452
	8,731	8,957
Allowance for bad debts	(26)	(26)
	$8,705	$8,931

Note 10—Equity
A reconciliation of changes in equity at second quarter-end 2017 follows:

	Forestar Group Inc.	Noncontrolling Interests	Total
	(In thousands)
Balance at year-end 2016	$560,651	$1,467	$562,118
Net income	22,626	88	22,714
Distributions to noncontrolling interests	—	(100)	(100)
Other (primarily share-based compensation)	1,029	—	1,029
	$584,306	$1,455	$585,761

Note 11—Debt, net
Debt consists of:

	Second Quarter-End	Year-End
	2017	2016
	(In thousands)
8.50% senior secured notes due 2022, net	$5,211	$5,200
3.75% convertible senior notes due 2020, net of discount	106,900	104,673
Other indebtedness — 5.50% interest rate	1,257	485
	$113,368	$110,358
On May 12, 2017, we amended our senior secured credit facility to reduce the available line of credit commitment from $125,000,000 to $50,000,000, none of which was drawn at second quarter-end 2017. The senior secured credit facility matures on May 15, 2018 (following exercise of our one-year extension option on May 12, 2017). This revolving line of credit may be prepaid at any time without penalty and includes a $50,000,000 sublimit for letters of credit, of which $15,719,000 was outstanding at second quarter-end 2017. Total borrowings under our senior secured credit facility (including the face amount of letters of credit) may not exceed a borrowing base formula. At second quarter-end 2017, we had $14,240,000 in net unused borrowing capacity under our senior secured credit facility.
Under the terms of our senior secured credit facility, at our option we can borrow at LIBOR plus 4.0 percent or at the alternate base rate plus 3.0 percent. The alternate base rate is the highest of (i) KeyBank National Association’s base rate, (ii) the federal funds effective rate plus 0.5 percent or (iii) 30 day LIBOR plus 1 percent. Borrowings under the senior secured credit facility are or may be secured by (a) high value timberland and portions of raw entitled land (b) assignments of current and future leases, rents and contracts, (c) a security interest in our primary operating account, (d) a pledge of the equity interests in current and future material operating subsidiaries and most of our majority-owned joint venture interests, or if such pledge is not permitted, a pledge of the right to distributions from such entities, and (e) a pledge of certain reimbursements payable to us from special improvement district tax collections in connection with our Cibolo Canyons project. The senior secured credit facility provides for releases of real estate and other collateral provided that borrowing base compliance is maintained.
Our debt agreements contain financial covenants customary for such agreements including minimum levels of interest coverage and limitations on leverage. At second quarter-end 2017, we were in compliance with the financial covenants of these agreements. The proposed D.R. Horton Merger is expected to constitute a “fundamental change” under our 3.75% convertible senior notes, which would provide holders with the right to convert their notes or sell their notes to us at par, subject to certain conditions. In addition, absent lender consent, the proposed D.R. Horton Merger would constitute an event of default under our senior secured credit facility and we are currently in discussions with our lenders regarding a potential waiver as well as certain other alternatives.
We may elect to make distributions to stockholders so long as the total leverage ratio is less than 40 percent, the interest coverage ratio is greater than 3.0:1.0 and available liquidity is not less than $125,000,000, all of which were satisfied at second quarter-end 2017. Regardless of whether the foregoing conditions are satisfied, we may make distributions in an aggregate amount not to exceed $50,000,000 to be funded from up to 65 percent of the net proceeds from sales of multifamily properties and non-core assets, such as the Radisson Hotel & Suites in Austin, and any oil and gas properties.

At second quarter-end 2017 and year-end 2016, we had $1,393,000 and $1,633,000 in unamortized deferred financing fees which were deducted from our debt. In addition, at second quarter-end 2017 and year-end 2016, unamortized deferred financing fees related to our senior secured credit facility included in other assets were $129,000 and $314,000. Amortization of deferred financing fees were $574,000 and $1,877,000 in first six months 2017 and 2016 and were included in interest expense.
Note 12—Fair Value
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
In first six months 2017, we recognized a non-cash impairment charge of $37,900,000 related to goodwill attributable to our mineral resources reporting unit. The impairment was a result of selling all of our remaining owned mineral assets in first quarter 2017 for approximately $85,700,000.
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
Information about our fixed rate financial instruments not measured at fair value follows:

	Second Quarter-End 2017		Year-End 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Technique
	(In thousands)
Fixed rate debt	$(113,504)	$(116,257)	$(111,506)	$(109,789)	Level 2
Note 13—Capital Stock
Pursuant to our tax benefits preservation plan (Plan) adopted January 5, 2017, as amended on April 13, 2017 and June 29, 2017, each share of common stock outstanding is coupled with one preferred stock purchase right (Right). Each Right entitles our stockholders to purchase, under certain conditions, one one-thousandth of a share (Unit) of newly issued Series B Junior Participating Preferred Stock at a purchase price of $50 per Unit, subject to adjustment. Rights will be exercisable only if someone becomes a five-percent stockholder after adoption of the Plan without meeting certain customary exceptions. Stockholders owning five percent or more of our outstanding stock at the time of adoption of the Plan are grandfathered and will cause Rights to be distributed and become exercisable only if they acquire an additional one percent of our outstanding shares. Our board of directors has the discretion to exempt certain transactions and persons from the coverage of the Plan, and the Plan has been amended to exempt the D.R. Horton Merger Agreement from the coverage of the Plan. The Plan will terminate immediately prior to the effective time of the D. R. Horton Merger Agreement and, in the event the D.R. Horton Merger Agreement is not consummated, the Rights will expire on January 5, 2020.
Note 14—Net Income (Loss) per Share
Basic and diluted earnings per share are computed using the treasury stock method for second quarter and first six months 2017 and the two-class method for second quarter and first six months 2016. The two-class method is an earnings allocation formula that determines net income per share for each class of common stock and participating security. We previously determined that our 6.00% tangible equity units issued in 2013 were participating securities. In December 2016, we issued 7,857,000 shares of our common stock upon the mandatory settlement of the stock purchase contract related to the 6.00%

tangible equity units. Per share amounts are computed by dividing earnings available to common shareholders by the weighted average shares outstanding during each period. In periods with a net loss, no such adjustment is made to earnings as the holders of the participating securities have no obligation to fund losses.
The computations of basic and diluted earnings per share are as follows:

	Second Quarter		First Six Months
	2017	2016	2017	2016
	(In thousands)
Numerator:
Continuing operations
Net income (loss) from continuing operations	$(3,760)	$12,302	$21,067	$16,222
Less: Net (income) attributable to noncontrolling interest	(48)	(640)	(88)	(720)
Earnings (loss) available for diluted earnings per share	$(3,808)	$11,662	$20,979	$15,502
Less: Undistributed net income from continuing operations allocated to participating securities	—	(2,173)	—	(2,889)
Earnings (loss) from continuing operations available to common shareholders for basic earnings per share	$(3,808)	$9,489	$20,979	$12,613

Discontinued operations
Net income (loss) from discontinued operations available for diluted earnings per share	$1,229	$(2,048)	$1,647	$(10,264)
Less: Undistributed net income from discontinued operations allocated to participating securities	—	382	—	1,913
Earnings (loss) from discontinued operations available to common shareholders for basic earnings per share	$1,229	$(1,666)	$1,647	$(8,351)
Denominator:
Weighted average common shares outstanding — basic	42,259	34,302	42,171	34,302
Weighted average common shares upon conversion of participating securities	—	7,857	—	7,857
Dilutive effect of stock options, restricted stock and equity-settled awards	—	264	283	213
Total weighted average shares outstanding — diluted	42,259	42,423	42,454	42,372
Anti-dilutive awards excluded from diluted weighted average shares	1,774	1,987	1,663	2,218
We intend to settle the remaining principal amount of our 3.75% convertible senior notes due in 2020 (Convertible Notes) in cash upon conversion with only the amount in excess of par value of the Convertible Notes to be settled in shares of our common stock. Therefore, our calculation of diluted net income per share includes only the amount, if any, in excess of par value of the Convertible Notes. As such, the Convertible Notes have no impact on diluted net income per share until the price of our common stock exceeds the $24.49 conversion price of the Convertible Notes. The average price of our common stock in second quarter 2017 did not exceed the conversion price which resulted in no additional diluted outstanding shares.
Note 15—Income Taxes
Our effective tax rate from continuing operations was 146 percent in second quarter 2017 and 57 percent for first six months 2017. Our effective tax rate from continuing operations for second quarter 2017 exceeded the statutory rate due to a change in our valuation allowance due to current period transaction costs (termination fee and other costs) associated with the proposed D.R. Horton Merger. In addition, our effective tax rate from continuing operations for first six months 2017 exceeded the statutory rate due to goodwill impairment associated with our first quarter 2017 sale of owned mineral assets and a benefit from a valuation allowance decrease due to net decreases in our deferred tax assets.
Our effective tax rate from continuing operations was 55 percent in second quarter 2016 and 51 percent for first six months 2016, which included an 18 percent detriment from a valuation allowance increase due to net increases in our deferred tax assets. In addition, 2017 and 2016 effective tax rates from continuing operations include the effect of state income taxes, nondeductible items and benefits of percentage depletion.
At second quarter-end 2017 and year-end 2016, we have a valuation allowance for our deferred tax assets of $73,867,000 and $73,405,000 for the portion of the deferred tax assets that we have determined is more likely than not to be unrealizable under U.S. GAAP.
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
Our unrecognized tax benefits totaled approximately $1,500,000 at second quarter-end 2017, all of which would affect our effective tax rate, if recognized.
Note 16—Commitments and Contingencies
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
Environmental
Environmental remediation liabilities arise from time to time in the ordinary course of doing business, and we believe we have established adequate reserves for any probable losses that can be reasonably estimated. We have asset retirement obligations related to the abandonment and site restoration requirements that result from the acquisition, construction and development of oil and gas properties. We record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Accretion expense related to the asset retirement obligation and depletion expense related to capitalized asset retirement cost is included in cost of oil and gas producing activities of discontinued operations. At second quarter-end 2017 and year-end 2016, our estimated asset retirement obligation was $112,000 and $1,258,000, of which $112,000 and $1,155,000 is included in liabilities of discontinued operations and the remaining balance at year-end 2016 was in liabilities held for sale. In second quarter 2017, we reduced our accrual related to potential environmental liabilities to plug and abandon certain oil and gas wells in Wyoming by $1,043,000 due to a change in estimate of our potential exposure.
Note 17—Segment Information
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
Total assets allocated by segment are as follows:

	Second Quarter-End	Year-End
	2017	2016
	(In thousands)
Real estate	$374,246	$403,062
Mineral resources	188	38,907
Other	10,134	11,531
Assets of discontinued operations	1	14
Assets not allocated to segments (a)	383,550	279,694
	$768,119	$733,208

 _________________________

(a)
Assets not allocated to segments at second quarter-end 2017 principally consist of cash and cash equivalents of $381,390,000. Assets not allocated to segments at year-end 2016 principally consist of cash and cash equivalents of $265,798,000 and an income tax receivable of $10,867,000.

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
Segment revenues and earnings are as follows:

	Second Quarter		First Six Months
	2017	2016	2017	2016
	(In thousands)
Revenues:
Real estate	$27,992	$46,381	$48,744	$82,479
Mineral resources	5	1,337	1,502	2,419
Other	18	274	74	712
Total revenues	$28,015	$47,992	$50,320	$85,610
Segment earnings (loss):
Real estate	$11,545	$73,290	$22,018	$93,514
Mineral resources	(348)	933	37,468	1,486
Other	(304)	(197)	(691)	(778)
Total segment earnings	10,893	74,026	58,795	94,222
Items not allocated to segments (a)	(2,773)	(47,435)	(9,677)	(61,639)
Income from continuing operations before taxes attributable to Forestar Group Inc.	$8,120	$26,591	$49,118	$32,583
  _________________________

(a)	Items not allocated to segments consist of:

	Second Quarter		First Six Months
	2017	2016	2017	2016
	(In thousands)
General and administrative expense	$(27,549)	$(4,514)	$(31,577)	$(9,487)
Shared-based and long-term incentive compensation expense	(1,448)	(412)	(2,343)	(1,956)
Gain on sale of assets	28,049	—	28,049	—
Interest expense	(2,166)	(6,918)	(4,401)	(14,557)
Loss on extinguishment of debt, net	—	(35,766)	—	(35,864)
Other corporate non-operating income	341	175	595	225
	$(2,773)	$(47,435)	$(9,677)	$(61,639)

Note 18—Share-Based and Long-Term Incentive Compensation
Share-based and long-term incentive compensation expense consists of:

	Second Quarter		First Six Months
	2017	2016	2017	2016
	(In thousands)
Cash-settled awards	$1,026	$(494)	$1,113	$125
Equity-settled awards	285	625	903	1,104
Restricted stock	—	6	—	12
Stock options	105	199	243	475
Total share-based compensation	1,416	336	2,259	1,716
Deferred cash	32	76	84	240
	$1,448	$412	$2,343	$1,956

Share-based and long-term incentive compensation expense is included in:

	Second Quarter		First Six Months
	2017	2016	2017	2016
	(In thousands)
General and administrative expense	$823	$338	$1,486	$1,844
Other operating expense	625	74	857	112
	$1,448	$412	$2,343	$1,956

Share-Based Compensation
We did not grant any new equity-settled or cash-settled awards to employees in first six months 2017.
In first six months 2017, we granted 58,212 restricted stock units to our board of directors, of which 34,746 were annual restricted stock units which vest 25 percent at grant date and 25 percent at each subsequent quarterly board meeting. Expense associated with annual restricted stock units is included in share-based compensation expense.
Excluded from share-based compensation expense in the table above are fees earned by our board of directors in the amount of $127,000 and $163,000 in second quarter of 2017 and 2016 and $314,000 and $428,000 in the first six months of 2017 and 2016 for which they elected to defer payment until retirement in the form of share-settled units. These expenses are included in general and administrative expense.
The fair value of awards granted to retirement eligible employees expensed at the date of grant was $600,000 in first six months 2016. Unrecognized share-based compensation expense related to non-vested equity-settled awards, restricted stock and stock options is $1,144,000 at second quarter-end 2017.
In first six months 2017 and 2016, we issued 318,401 and 165,167 shares out of our treasury stock associated with vesting of stock-based awards or exercise of stock options, net of 75,870 and 23,691 shares withheld having a value of $980,000 and $205,000 for payroll taxes in connection with vesting of stock-based awards or exercise of stock options.
Long-Term Incentive Compensation
We did not grant any long-term incentive compensation to employees in first six months 2017.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2016 Annual Report on Form 10-K. Unless otherwise indicated, information is presented as of second quarter-end 2017, and references to acreage owned includes all acres owned by ventures regardless of our ownership interest in a venture.
Forward-Looking Statements
This Quarterly Report on Form 10-Q and other materials we have filed or may file with the Securities and Exchange Commission contain “forward-looking statements” within the meaning of the federal securities laws. These forward-looking statements are identified by their use of terms and phrases such as “believe,” “anticipate,” “could,” “estimate,” “likely,” “intend,” “may,” “plan,” “expect,” and similar expressions, including references to assumptions. These statements reflect our current views with respect to future events and are subject to risks and uncertainties. We note that a variety of factors and uncertainties could cause our actual results to differ significantly from the results discussed in the forward-looking statements. Factors and uncertainties that might cause such differences include, but are not limited to:

•	general economic, market or business conditions in Texas, where our real estate activities are concentrated, or on a national or global scale;

•	our ability to achieve some or all of our key initiatives;

•	the opportunities (or lack thereof) that may be presented to us and that we may pursue;

•	our ability to hire and retain key personnel;

•	future residential or commercial entitlements, development approvals and the ability to obtain such approvals;

•	obtaining approvals of reimbursements and other payments from special improvement districts and the timing of such payments;

•
accuracy of estimates and other assumptions related to investment in and development of real estate, the expected timing and pricing of land and lot sales and related cost of real estate sales, impairment of long-lived assets, income taxes, share-based compensation;

•	the levels of resale housing inventory in our mixed-use development projects and the regions in which they are located;

•	fluctuations in costs and expenses, including impacts from shortages in materials or labor;

•	demand for new housing, which can be affected by a number of factors including the availability of mortgage credit, job growth and fluctuations in commodity prices;

•	demand for multifamily communities, which can be affected by a number of factors including local markets and economic conditions;

•	competitive actions by other companies;

•	changes in governmental policies, laws or regulations and actions or restrictions of regulatory agencies;

•	our ability to make interest and principal payments on our debt or amend and satisfy the other covenants contained in our senior secured credit facility, indentures and other debt agreements;

•	our partners’ ability to fund their capital commitments and otherwise fulfill their operating and financial obligations;

•	inability to obtain permits for, or changes in laws, governmental policies or regulations affecting, water withdrawal or usage;

•	the occurrence of any event, change or other circumstances that could give rise to the termination of the agreement and plan of merger between Forestar and affiliates of D.R. Horton, Inc.;

•	the effect of the announcement of our merger with D.R. Horton, Inc. on our ability to maintain relationships with our vendors and customers and retain key personnel; and

•	the final resolutions or outcomes with respect to our contingent and other liabilities related to our business.

Other factors, including the risk factors described in Item 1A of our 2016 Annual Report on Form 10-K, in Item 1A of our first quarter 2017 Quarterly Report on Form 10-Q, and in Item 1A of this second quarter 2017 Quarterly Report on Form 10-Q, may also cause actual results to differ materially from those projected by our forward-looking statements. New factors emerge from time to time and it is not possible for us to predict all such factors, nor can we assess the impact of any such factor on our business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

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
Proposed Merger

On April 13, 2017, we entered into an Agreement and Plan of Merger with affiliates of Starwood Capital Group (“Starwood”) pursuant to which, as amended, Starwood would acquire each share of the Company’s common stock, par value $1.00 per share (“Our Common Stock”) for $16.00 per share (as amended, the “Starwood Merger Agreement”).
On June 29, 2017, we terminated the Starwood Merger Agreement and entered into an Agreement and Plan of Merger with D.R. Horton, Inc. (“D.R. Horton”) pursuant to which D.R. Horton would acquire approximately 75 percent of our outstanding common stock for $17.75 per share (the “D.R. Horton Merger Agreement”). The D.R. Horton Merger Agreement has been unanimously approved by our and D.R. Horton’s boards of directors.
Subject to the terms and conditions of the D. R. Horton Merger Agreement, at the effective time of the Merger (the “Effective Time”), all of Our Common Stock will be converted into the right to receive, either
(i) an amount in cash per share of Our Common Stock equal to $17.75 (the “Cash Consideration”); or
(ii) one share of common stock of Forestar (the “Surviving Company Common Stock”), in each case at the election of the holder of such share of Our Common Stock, subject to proration procedures applicable to oversubscription and undersubscription for Cash Consideration by stockholders. The aggregate amount of Cash Consideration will be approximately $558,256,000.
In connection with entry into each of the Starwood Merger Agreement and the D.R. Horton Merger Agreement, we amended our tax benefits preservation plan dated January 5, 2017, in each case rendering the plan inapplicable to such agreement and the transactions contemplated thereby. Please see Note 13—Capital Stock for additional information regarding our tax benefits preservation plan.
Closing of the merger with D.R. Horton (the “Merger”) is subject to approval of our stockholders and certain other closing conditions, and is expected to close in fourth quarter 2017. Following closing of the Merger, Forestar will continue as a separate publicly-traded company.
In connection with these matters, in first six months 2017 we paid a $20,000,000 termination fee to Starwood and incurred $4,070,000 in professional fees and other costs related to the proposed transactions, all of which are included in general and administrative expenses. Upon consummation of the proposed merger, we will pay our financial advisor a sale transaction fee of approximately $5,600,000 which is contingent upon the successful completion of the Merger.
Discontinued Operations
At year-end 2016, we had divested of substantially all of our oil and gas working interest properties. As a result of this significant change in our operations, we have reported the results of operations and financial position of these assets as discontinued operations for all periods presented. The discussion of our results of operations is based on the results from our continuing operations unless otherwise indicated.

Results of Operations
A summary of our consolidated results by business segment follows:

	Second Quarter		First Six Months
	2017	2016	2017	2016
	(In thousands)
Revenues:
Real estate	$27,992	$46,381	$48,744	$82,479
Mineral resources	5	1,337	1,502	2,419
Other	18	274	74	712
Total revenues	$28,015	$47,992	$50,320	$85,610
Segment earnings (loss):
Real estate	$11,545	$73,290	$22,018	$93,514
Mineral resources	(348)	933	37,468	1,486
Other	(304)	(197)	(691)	(778)
Total segment earnings	10,893	74,026	58,795	94,222
Items not allocated to segments:
General and administrative expense	(27,549)	(4,514)	(31,577)	(9,487)
Share-based and long-term incentive compensation expense	(1,448)	(412)	(2,343)	(1,956)
Gain on sale of assets	28,049	—	28,049	—
Interest expense	(2,166)	(6,918)	(4,401)	(14,557)
Loss on extinguishment of debt, net	—	(35,766)	—	(35,864)
Other corporate non-operating income	341	175	595	225
Income from continuing operations before taxes attributable to Forestar Group Inc.	8,120	26,591	49,118	32,583
Income tax expense	(11,928)	(14,929)	(28,139)	(17,081)
Net income (loss) from continuing operations attributable to Forestar Group Inc.	$(3,808)	$11,662	$20,979	$15,502
Significant aspects of our results of operations follow:
Second Quarter and First Six Months 2017

•
Second quarter and first six months 2017 real estate segment earnings decreased compared with second quarter and first six months 2016 primarily due to gains of $107,650,000 and $121,231,000, respectively, in 2016 as a result of executing our key initiative to opportunistically sell non-core assets. In addition, we generated segment earnings of $10,565,000 and $14,879,000 in second quarter and first six months 2016, respectively, from retail land sales. These items were partially offset by non-cash impairment charges of $48,826,000 related to five non-core community development projects and one multifamily site in second quarter 2016. Segment earnings in 2017 reflect higher equity in earnings of unconsolidated ventures as a result of an increase in commercial tract and residential lot sales in first six months 2017 compared with first six months 2016. We had no retail land sales in second quarter or first six months 2017.

•
In first quarter 2017, we sold all of our remaining owned mineral assets for approximately $85,700,000. We recognized $74,222,000 in total gains related to the sale of our mineral assets in first six months 2017 and will recognize a deferred gain of $8,200,000 in third quarter 2017 as a result of the expiration of the title review period. In addition, as a result of selling our remaining mineral assets in first quarter 2017, we recognized a non-cash impairment charge of $37,900,000 in first six months 2017 related to the mineral resources reporting unit goodwill.

•
Second quarter and first six months 2017 general and administrative expense increased compared to second quarter and first six months 2016 primarily due to the termination fee of $20,000,000 related to terminating the Starwood Merger Agreement and entering into the D.R. Horton Merger Agreement and $4,070,000 in professional fees and other costs incurred associated with the proposed transactions.

•
Second quarter and first six months 2017 gain on sale of assets increased compared to second quarter and first six months 2016 due to the sale of approximately 19,000 acres of timberland and undeveloped land in Georgia and Texas for $46,197,000 in three transactions generating combined proceeds of $44,771,000. We recognized combined gains of $28,049,000 and recorded a deferred gain of $625,000 pending receipt of certain regulatory approvals and release of funds from escrow.

•	Second quarter and first six months 2017 interest expense decreased primarily due to reducing our debt outstanding by $277,790,000 in 2016.

•	Loss on extinguishment of debt in second quarter and first six months 2016 represents the cash tender offer of our 8.5% senior secured notes and other open market purchases of debt securities.
Current Market Conditions
Sales of new U.S. single-family homes in June 2017, according to U.S. Census Bureau Department of Commerce, were at a seasonally adjusted annual rate of 610,000, rising for the second straight month and registering .8 percent higher than the revised May 2017 rate of 605,000 and 9.1% above the June 2016 rate. The U.S. Census Bureau and the U.S. Department of Housing and Urban Development jointly announced that housing starts for June 2017 registered a seasonally adjusted annual rate of 1,215,000, reflecting an 8.3% gain above the revised May estimate of 1,122,000 units and a 2.1% gain over prior year’s reading of 1,190,000 units. Single-family housing permits, generally viewed as a precursor to starts, increased 4.1% in June to a rate of 811,000, 4.1% above the revised May figure of 779,000. Homebuilder confidence, as measured by the National Association of Homebuilders/Wells Fargo Housing Market Index, declined two points in July from a downwardly revised June reading but sentiment continues to remain in strong territory. The decline indicated concerns over rising material prices as well as cost and availability of land. The S&P CoreLogic Case-Shiller National Index, which measures home price appreciation for the entire nation, reflected a 5.6% annual gain in May, the same reading as in the prior month with Seattle, Portland and Denver continuing to register the highest home price appreciation in the nation.
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
Real Estate
We own directly or through ventures interests in 48 residential and mixed-use projects comprised of approximately 4,400 acres of real estate located in 10 states and 14 markets. Our real estate segment secures entitlements and develops infrastructure on our lands, primarily for single-family residential and mixed-use communities. We own and manage our projects either directly or through ventures. Our real estate segment revenues are principally derived from the sales of residential single-family lots and tracts, undeveloped land and commercial real estate.

A summary of our real estate results follows:

	Second Quarter		First Six Months
	2017	2016	2017	2016
	(In thousands)
Revenues	$27,992	$46,381	$48,744	$82,479
Cost of sales	(16,348)	(72,666)	(28,369)	(91,090)
Operating expenses	(4,529)	(7,623)	(8,283)	(18,711)
	7,115	(33,908)	12,092	(27,322)
Interest income	281	24	703	146
Gain on sale of assets	1,450	107,650	1,450	121,231
Equity in earnings of unconsolidated ventures	2,747	164	7,861	179
Less: Net (income) attributable to noncontrolling interests	(48)	(640)	(88)	(720)
Segment earnings	$11,545	$73,290	$22,018	$93,514
Revenues in our owned and consolidated ventures consist of:

	Second Quarter		First Six Months
	2017	2016	2017	2016
	(In thousands)
Residential real estate	$24,738	$30,118	$44,786	$47,163
Commercial real estate	2,820	—	3,267	2,655
Undeveloped land	—	12,814	—	18,517
Commercial and income producing properties	91	3,363	91	13,053
Other	343	86	600	1,091
	$27,992	$46,381	$48,744	$82,479
Residential real estate revenues principally consist of the sale of single-family lots to local, regional and national homebuilders. Owned and consolidated venture residential lot sales volume in second quarter and first six months 2017 declined as compared with second quarter and first six months 2016, however, average price per lot sold increased 37 percent in second quarter and 34 percent in first six months 2017 due to mix of product sold. In addition, residential real estate revenues included the sale of approximately 148 residential tract acres from two projects in Texas for $5,750,000 generating segment earnings of $3,128,000 in first six months 2017. Commercial real estate revenues principally consist of the sale of tracts to commercial developers that specialize in the construction and operation of income producing properties such as apartments, retail centers, or office buildings. The commercial real estate revenues in second quarter 2017 relate primarily to the sale of 15 acres from three wholly-owned projects in Texas, generating segment earnings of $1,378,000.
We did not sell any undeveloped retail land in second quarter or first six months 2017. In second quarter 2016, we sold 5,425 acres of retail undeveloped land for $12,814,000, or approximately $2,362 per acre, generating $10,565,000 in segment earnings. In first six months 2016, we sold 7,397 acres of retail undeveloped land for $18,517,000, or approximately $2,504 per acre, generating approximately $14,879,000 in segment earnings.
Commercial and income producing properties revenue includes revenues from hotel room sales and other guest services, rental revenues from our operating multifamily properties and reimbursement for costs paid to subcontractors plus development and construction fees from certain multifamily projects. The decrease in commercial and income producing properties revenues in second quarter and first six months 2017 when compared with second quarter and first six months 2016 was primarily due to the sale of Radisson Hotel & Suites and one multifamily property in 2016 as a result of our key initiative to sell non-core assets.

Units sold consist of:

	Second Quarter		First Six Months
	2017	2016	2017	2016
Owned and consolidated ventures:
Residential lots sold	252	455	442	703
Revenue per lot sold	$89,499	$65,448	$89,220	$66,594
Commercial acres sold	16	—	20	8
Revenue per commercial acre sold	$170,366	$—	$161,536	$331,033
Undeveloped acres sold	—	5,425	—	7,397
Revenue per acre sold	$—	$2,362	$—	$2,504
Ventures accounted for using the equity method:
Residential lots sold	59	34	166	70
Revenue per lot sold	$66,954	$82,015	$70,207	$81,823
Commercial acres sold	42	3	88	3
Revenue per commercial acre sold	$318,725	$375,743	$263,674	$375,743
Undeveloped acres sold	—	—	—	—
Revenue per acre sold	$—	$—	$—	$—
Cost of sales in second quarter and first six months 2017 decreased when compared with second quarter and first six months 2016 primarily due to non-cash impairment charges of $48,826,000 associated with five non-core community development projects and one multifamily site in 2016, lower lot sale activity from our owned and consolidated projects and no undeveloped land sales in second quarter and first six months 2017.
Operating expenses consist of:

	Second Quarter		First Six Months
	2017	2016	2017	2016
	(In thousands)
Employee compensation and benefits	$1,241	$2,059	$2,569	$5,746
Property taxes	1,353	2,288	2,244	4,315
Professional services	766	1,526	1,488	2,731
Depreciation and amortization	32	42	67	898
Other	1,137	1,708	1,915	5,021
	$4,529	$7,623	$8,283	$18,711
The decrease in employee compensation and benefits expense in second quarter and first six months 2017 is principally related to our key initiatives to reduce costs across our entire organization and our plan to sell non-core assets. The decrease in property taxes and depreciation and amortization is primarily due to the sale of Radisson Hotel & Suites and one wholly-owned multifamily property in 2016. The decrease in other operating expenses is primarily due to $1,554,000 of pre-acquisition and development costs in first six months 2016 associated with multifamily and mitigation projects that we no longer intended to pursue, operating cost savings from non-core community development projects sold in 2016 and other cost reductions across the organization.
Interest income principally represents interest received on reimbursements from utility and improvement districts.
Second quarter and first six months 2017 gain on sale of assets consists primarily of $1,318,000 associated with the reduction of a surety bond in connection with the Cibolo Canyons Special Improvement District (CCSID) bond offering in 2014, in which we entered into an agreement with the owner of the Resort to assign its senior rights to us in exchange for consideration provided by us, including this surety bond to be drawn if the CCSID tax collections are not sufficient to support ad valorem tax rebates payable. As our obligation expires over time, deferred gains will be recognized.
Gain on sale of assets in second quarter 2016 includes a gain of $95,336,000 related to sale of Radisson Hotel & Suites for $130,000,000, a gain of $9,116,000 related to sale of Eleven for $60,150,000, a gain of $1,229,000 associated with sale of Dillon for $25,979,000, a gain of $750,000 related to receipt of funds held in escrow associated with sale of our interest in 360° and a gain of $1,219,000 associated with the reduction of a surety bond in connection with the CCSID bond offering in 2014. In addition to the second quarter 2016 gains discussed above, first six months 2016 includes a gain of $9,613,000 related to the sale of our interest in 360° and a $3,968,000 gain associated with the sale of Music Row in first quarter 2016.

The increase in equity in earnings from our unconsolidated ventures in second quarter 2017 compared with second quarter 2016 is primarily due to higher earnings from LM Land Holdings, LP which benefited from the sale of 42 commercial acres for $13,600,000, generating venture earnings of $10,683,000, of which $6,321,000 was deferred and will be recognized as development is completed. Based on our 37.5% interest in this venture, our pro-rata share of the earnings associated with this sale was $1,636,000.
In addition, the increase in our share of earnings and distributions from our unconsolidated ventures in first six months 2017 is primarily due to higher earnings from 242, LLC which benefited from the sale of 46 commercial acres for $9,719,000 generating $6,612,000 in earnings to the venture. Based on our 50% interest in the venture, our pro-rata share of the earnings associated with this sale was $3,306,000.
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
Our net investment in owned and consolidated real estate by geographic location as of second quarter-end 2017 follows:

State	Entitled, Developed, and Under Development Projects	Land in Entitlement Process and Other	Total
	(In thousands)
Texas	$159,778	$3,064	$162,842
Georgia	6,961	—	6,961
California	1,667	26,508	28,175
North & South Carolina	28,871	45	28,916
Colorado	29,834	—	29,834
Tennessee	19,355	85	19,440
Other	5,866	—	5,866
	$252,332	$29,702	$282,034
Mineral Resources
In first quarter 2017, we sold our remaining owned mineral assets for a total purchase price of approximately $85,700,000. We recognized total gains of $74,222,000 in first six months 2017 and will recognize a deferred gain of $8,200,000 in third quarter 2017 as a result of the expiration of the title review period. With the completion of this sale we have divested of substantially all of our oil and gas assets.
A summary of our mineral resources results follows:

	Second Quarter		First Six Months
	2017	2016	2017	2016
	(In thousands)
Revenues	$5	$1,337	$1,502	$2,419
Cost of mineral resources	—	(160)	(38,315)	(390)
Operating expenses	(360)	(268)	(1,186)	(599)
	(355)	909	(37,999)	1,430
Gain on sale of assets	7	—	74,222	—
Equity in earnings of unconsolidated ventures	—	24	1,245	56
Segment earnings (loss)	$(348)	$933	$37,468	$1,486

Revenues consist of:

	Second Quarter		First Six Months
	2017	2016	2017	2016
	(In thousands)
Oil royalties (a)	$—	$606	$900	$1,291
Gas royalties	—	283	487	599
Other (principally lease bonus and delay rentals)	5	448	115	529
	$5	$1,337	$1,502	$2,419
 _________________________

(a)	Oil royalties include revenues from oil, condensate and natural gas liquids (NGLs).
In second quarter and first six months 2017, royalty revenues decreased principally due to the sale of our remaining owned mineral assets.
Cost of mineral resources principally includes a non-cash impairment charge of $37,900,000 in first six months 2017 associated with goodwill related to the sale of our owned mineral assets in first quarter 2017.
Operating expenses principally consist of employee compensation and benefits, legal and professional services, property taxes and rent expense. The increase in operating expenses in second quarter and first six months 2017 compared with second quarter and first six months 2016 is primarily due to incentive compensation and legal expenses associated with the sale of our owned mineral assets.
Gain on sale of assets of $74,222,000 represents the combined gains from selling our remaining owned mineral assets in first six months 2017.
In first six months 2017, equity in earnings of unconsolidated ventures represents $1,245,000 in earnings from a venture in which we own a 50% interest. These earnings were principally a result of our purchase of certain mineral assets from the venture. We purchased these assets from the venture for $2,400,000 and subsequently received our pro-rata share of the earnings and distributable cash of $1,200,000 from the venture.

Oil and gas produced and average unit prices related to our royalty interests follows:

	Second Quarter		First Six Months
	2017	2016	2017	2016
Consolidated entities:
Oil production (barrels)	—	16,100	17,400	35,400
Average oil price per barrel	$—	$36.31	$50.20	$34.49
NGL production (barrels)	—	2,800	600	6,600
Average NGL price per barrel	$—	$8.05	$22.99	$10.56
Total oil production (barrels), including NGLs	—	18,900	18,000	42,000
Average total oil price per barrel, including NGLs	$—	$32.15	$49.38	$30.73
Gas production (millions of cubic feet)	0.2	159.2	159.9	318.9
Average price per thousand cubic feet	$2.72	$1.78	$3.05	$1.88
Our share of ventures accounted for using the equity method:
Gas production (millions of cubic feet)	—	35.8	33.4	73.1
Average price per thousand cubic feet	$—	$1.59	$2.98	$1.68
Total consolidated and our share of equity method ventures:
Oil production (barrels)	—	16,100	17,400	35,400
Average oil price per barrel	$—	$36.31	$50.20	$34.49
NGL production (barrels)	—	2,800	600	6,600
Average NGL price per barrel	$—	$8.05	$22.99	$10.56
Total oil production (barrels), including NGLs	—	18,900	18,000	42,000
Average total oil price per barrel, including NGLs	$—	$32.15	$49.38	$30.73
Gas production (millions of cubic feet)	0.2	195.0	193.3	392.0
Average price per thousand cubic feet	$2.72	$1.74	$3.03	$1.84
Total BOE (barrel of oil equivalent) (a)	—	51,300	50,200	107,300
Average price per barrel of oil equivalent	$16.34	$18.42	$29.36	$18.75
 _________________________

(a)	Gas is converted to barrels of oil equivalent (BOE) using a conversion of six Mcf to one barrel of oil.
Other
Our other segment, all of which is non-core, manages our timber holdings, recreational leases and water resource initiatives. Our other segment revenues are principally derived from the sales of wood fiber from our land and leases for recreational uses. At second quarter-end 2017, we had water interests in approximately 1.5 million acres, including a 45 percent nonparticipating royalty interest in groundwater produced or withdrawn for commercial purposes or sold from 1.4 million acres in Texas, Louisiana, Georgia and Alabama, and approximately 20,000 acres of groundwater leases in central Texas, all of which were classified as assets held for sale at second quarter-end 2017.

A summary of our other results follows:

	Second Quarter		First Six Months
	2017	2016	2017	2016
	(In thousands)
Revenues	$18	$274	$74	$712
Cost of sales	(108)	(119)	(409)	(504)
Operating expenses	(214)	(352)	(359)	(986)
	(304)	(197)	(694)	(778)
Equity in earnings of unconsolidated ventures	—	—	3	—
Segment earnings (loss)	$(304)	$(197)	$(691)	$(778)

Revenues consist of:

	Second Quarter		First Six Months
	2017	2016	2017	2016
	(In thousands)
Fiber	$—	$40	$—	$191
Water	—	24	9	24
Recreational leases and other	18	210	65	497
	$18	$274	$74	$712
Cost of sales principally includes non-cash cost of timber cut and sold and delay rental payments paid to others related to groundwater leases in central Texas.

The decrease in operating expenses in second quarter and first six months 2017 when compared with second quarter and first six months 2016 is primarily due to our key initiatives to sell non-core assets and reduce costs across the organization. Operating expenses associated with our water resources initiatives for first six months 2017 and 2016 were $283,000 and $552,000.
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
General and administrative expense
General and administrative expenses consist of:

	Second Quarter		First Six Months
	2017	2016	2017	2016
	(In thousands)
Employee compensation and benefits	$2,230	$2,146	$4,263	$4,731
Professional and consulting services	4,377	1,119	5,355	2,065
Facility costs	223	205	435	435
Depreciation and amortization	84	100	171	219
Insurance costs	165	181	327	367
Other	20,470	763	21,026	1,670
	$27,549	$4,514	$31,577	$9,487

The increase in general and administrative expense in second quarter and first six months 2017 when compared with second quarter and first six months 2016 is primarily due to a $20,000,000 termination fee related to terminating the Starwood Merger Agreement and entering into the D.R. Horton Merger Agreement and $4,070,000 in professional fees and other costs associated with the proposed transactions. Employee compensation and benefits includes $652,000 and $486,000 in severance costs incurred in first six months 2017 and 2016.
Share-based and long-term incentive compensation expense
Our share-based compensation expense fluctuates principally due to a portion of our awards being cash-settled and as a result they are affected by changes in the market price of our common stock. The increase in share-based and long-term incentive compensation expense in second quarter and first six months 2017 when compared with second quarter and first six months 2016 is primarily due to increase in our share price and its effect on cash settled awards, which was partially offset by no new share-based or long-term incentive compensation awards granted to employees in first six months 2017.
Interest expense
The decrease in interest expense in second quarter and first six months 2017 when compared with second quarter and first six months 2016 is due to a reduction of our debt outstanding by $277,790,000 in 2016.

Income Taxes
Our effective tax rate from continuing operations was 146 percent in second quarter 2017 and 57 percent for first six months 2017. Our effective tax rate from continuing operations for second quarter 2017 exceeded the statutory rate due to a change in our valuation allowance due to current period transaction costs (termination fee and other costs) associated with the proposed D.R. Horton Merger. In addition, our effective tax rate from continuing operations for first six months 2017 exceeded the statutory rate due to goodwill impairment associated with our first quarter 2017 sale of owned mineral assets and a benefit from a valuation allowance decrease due to net decreases in our deferred tax assets.
Our effective tax rate from continuing operations was 55 percent in second quarter 2016 and 51 percent for first six months 2016, which included an 18 percent detriment from a valuation allowance increase due to net increases in our deferred tax assets. In addition, 2017 and 2016 effective tax rates from continuing operations include the effect of state income taxes, nondeductible items and benefits of percentage depletion.
At second quarter-end 2017 and year-end 2016, we have a valuation allowance for our deferred tax assets of $73,867,000 and $73,405,000 for the portion of the deferred tax assets that we have determined is more likely than not to be unrealizable under U.S. GAAP.
In determining our valuation allowance, we assessed available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets under U.S. GAAP. A significant piece of objective evidence evaluated was the cumulative loss incurred over the three-year period ended June 30, 2017, principally driven by impairments of oil and gas and real estate properties in prior years. Such evidence limits our ability to consider other subjective evidence, such as our projected future taxable income.
The amount of the deferred tax asset considered realizable could be adjusted if negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence, such as our projected future taxable income.
Our unrecognized tax benefits totaled $1,500,000 at second quarter-end 2017, all of which would affect our effective tax rate, if recognized.
Capital Resources and Liquidity
Sources and Uses of Cash
The consolidated statements of cash flows for first six months 2017 and 2016 reflect cash flows from both continuing and discontinued operations. We operate in cyclical industries and our cash flows fluctuate accordingly. Our principal sources of cash are proceeds from the sale of real estate, the cash flows from our mineral resources and income producing properties, borrowings and reimbursements from utility and improvement districts. Our principal cash requirements are for the acquisition and development of real estate, either directly or indirectly through ventures, taxes, interest and compensation. Operating cash flows are affected by the timing of the payment of real estate development expenditures and the collection of proceeds from the eventual sale of the real estate, the timing of which can vary substantially depending on many factors including the size of the project, state and local permitting requirements and availability of utilities. Working capital varies based on a variety of factors, including the timing of sales of real estate, collection of receivables, reimbursement from utility and improvement districts and the payment of payables and expenses.
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
In first six months 2017, net cash used for operating activities was $11,357,000 compared to $12,539,000 in net cash provided by operating activities in first six months 2016. The decrease in cash provided by operating activities year over year was primarily due to the payment of a $20,000,000 termination fee related to terminating the Starwood Merger Agreement, no retail land sales in 2017, $14,703,000 in funds received in first quarter 2016 that were previously held by a qualified intermediary for an intended like-kind exchange that was not completed related to a 2015 sale of undeveloped land and payment of $3,000,000 related to a legal settlement in first six months 2017.

Cash Flows from Investing Activities
Capital contributions to and capital distributions from unconsolidated ventures, costs incurred to acquire, develop and construct multifamily projects that will be held as commercial operating properties upon stabilization as investment property, business acquisitions and investment in oil and gas properties and equipment are classified as investing activities. In addition, proceeds from the sale of property and equipment and software costs are also classified as investing activities.
In first six months 2017, net cash provided by investing activities was $126,859,000 principally as a result of sales proceeds of $130,011,000 from the execution of our key initiative to opportunistically sell non-core assets, which includes $85,240,000 from the sale of our owned mineral assets and working interest assets and $44,771,000 from the sale of our remaining timberland and undeveloped land in Georgia and Texas. In first six months 2016, net cash provided by investing activities was $309,530,000 principally as a result of sales proceeds of $318,480,000 from the execution of our key initiative to opportunistically sell non-core assets, which includes $128,764,000 from the sale of Radisson Hotel & Suites, $113,772,000 from the sale of certain multifamily properties and $75,944,000 from sale of certain oil and gas properties.
Cash Flows from Financing Activities
In first six months 2017, net cash provided by financing activities was $90,000 principally due to an increase in debt from a consolidated venture project which was partially offset by payroll taxes in excess of proceeds related to issuance of stock based awards. In first six months 2016, net cash used for financing activities was $311,090,000 principally due to retirement of $225,245,000 of our 8.5% senior secured notes, $5,000,000 of our 3.75% convertible senior notes, $4,500,000 of payments related to amortizing notes associated with our tangible equity units and payment in full of $39,336,000 loans secured by the Radisson Hotel & Suites and the Eleven multifamily property, both of which were sold in second quarter 2016.
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
Real estate development and acquisition expenditures were $25,623,000 and $33,066,000 in first six months 2017 and 2016.
Liquidity
On May 12, 2017, we amended our senior secured credit facility to reduce the available line of credit commitment from $125,000,000 to $50,000,000, none of which was drawn at second quarter-end 2017. The senior secured credit facility matures on May 15, 2018 (following exercise of our one-year extension option on May 12, 2017). This revolving line of credit may be prepaid at any time without penalty and includes a $50,000,000 sublimit for letters of credit, of which $15,719,000 was outstanding at second quarter-end 2017. Total borrowings under our senior secured credit facility (including the face amount of letters of credit) may not exceed a borrowing base formula. At second quarter-end 2017, we had $14,240,000 in net unused borrowing capacity under our senior secured credit facility.
At second quarter-end 2017, net unused borrowing capacity under our senior secured credit facility is calculated as follows:

Senior Credit Facility
(In thousands)
Borrowing base availability	$29,959
Less: borrowings	—
Less: letters of credit	(15,719)
$14,240
Our net unused borrowing capacity during second quarter 2017 ranged from a high of $53,176,000 to a low of $14,240,000. This facility is used primarily to support issuance of letters of credit associated with our development activities and to fund our operating cash needs, which fluctuate due to timing of residential and commercial real estate sales, undeveloped land sales, reimbursements from utility and improvement districts, payment of payables and expenses and capital expenditures.
Our debt agreements contain financial covenants customary for such agreements including minimum levels of interest coverage and limitations on leverage. At second quarter-end 2017, we were in compliance with the financial covenants of these agreements. The proposed D.R. Horton Merger is expected to constitute a “fundamental change” under our 3.75% convertible senior notes, which would provide holders with the right to convert their notes or sell their notes to us at par, subject to certain conditions. In addition, absent lender consent, the proposed D.R. Horton Merger would constitute an event of default under our senior secured credit facility and we are currently in discussions with our lenders regarding a potential waiver as well as certain other alternatives.
The following table details our compliance with the financial covenants calculated as provided in the senior secured credit facility:

Financial Covenant	Requirement	Second Quarter-End 2017
Interest Coverage Ratio (a)	≥2.50:1.0	23.58:1.0
Total Leverage Ratio (b)	≤50%	25.8%
Tangible Net Worth (c)	≥$445.2 million	$570.8 million
 ___________________________________

(a)
Calculated as EBITDA (earnings before interest, taxes, depreciation, depletion and amortization), plus non-cash compensation expense, plus other non-cash expenses, divided by interest expense excluding loan fees. This covenant is applied at the end of each quarter on a rolling four quarter basis.

(b)
Calculated as total funded debt divided by adjusted asset value. Total funded debt includes indebtedness for borrowed funds, secured liabilities, reimbursement obligations with respect to letters of credit or similar instruments, and our pro-rata share of joint venture debt outstanding. Adjusted asset value is defined as the sum of unrestricted cash and cash equivalents, high value timberlands, raw entitled lands, entitled land under development, special improvement district reimbursements (SIDR) value and other real estate owned at book value without regard to any indebtedness and our pro rata share of joint ventures’ book value without regard to any indebtedness. This covenant is applied at the end of each quarter.

(c)
Calculated as the amount by which consolidated total assets exceed consolidated total liabilities. At second quarter-end 2017, the requirement is $445,215,000 computed as: $379,044,000 plus 85 percent of the aggregate net proceeds received by us from any equity offering, plus 75 percent of all positive net income, on a cumulative basis since third quarter-end 2015. This covenant is applied at the end of each quarter.

To make additional discretionary investments, acquisitions, or distributions, we must maintain available liquidity equal to 10 percent of the aggregate commitments in place. At second quarter-end 2017, the minimum liquidity requirement was $5,000,000, compared with $390,397,000 in actual available liquidity based on the unused borrowing capacity under our senior secured credit facility plus unrestricted cash and cash equivalents. The failure to maintain such minimum liquidity does not constitute a default or event of default of our senior secured credit facility.
Discretionary investments in community development may be restricted in the event that the revenue/capital expenditure ratio is less than or equal to 1.0x. At second quarter-end 2017, our revenue/capital expenditure ratio was 2.4x. Revenue is defined as total gross revenues (excluding revenues attributed to Credo and multifamily properties), plus our pro rata share of the operating revenues from unconsolidated ventures. Capital expenditures are defined as consolidated development and acquisition expenditures (excluding investments related to Credo and multifamily properties), plus our pro rata share of unconsolidated ventures’ development and acquisition expenditures.
We may elect to make distributions to our stockholders so long as the total leverage ratio is less than 40 percent, the interest coverage ratio is greater than 3.0:1.0 and available liquidity is not less than $125,000,000, all of which were satisfied at second quarter-end 2017. Regardless of whether the foregoing conditions are satisfied, we may make distributions in an aggregate amount not to exceed $50,000,000 to be funded from up to 65 percent of the net proceeds from sales of multifamily properties and non-core assets, such as the Radisson Hotel & Suites in Austin, and any oil and gas properties.
Contractual Obligations and Off-Balance Sheet Arrangements
In 2014, FMF Littleton LLC, an equity method venture in which we own a 25 percent interest, obtained a senior secured construction loan in the amount of $46,384,000 to develop a 385-unit multifamily project located in Littleton, Colorado. The outstanding balance was $46,158,000 at second quarter-end 2017. We provided the lender with a guaranty of completion of the improvements; a guaranty for repayment of 25 percent of the principal balance and unpaid accrued interest; and a standard nonrecourse carve-out guaranty. The principal guaranty will reduce from 25 percent of principal to ten percent upon achievement of certain conditions.
In 2014, CREA FMF Nashville LLC, an equity method venture in which we own a 30 percent interest, obtained a senior secured construction loan in the amount of $51,950,000 to develop a 320-unit multifamily project located in Nashville, Tennessee. The outstanding balance at second quarter-end 2017 was $35,899,000. We provided the lender with a guaranty of completion of the improvements; a guaranty for repayment of 25 percent of the principal balance and unpaid accrued interest; and a standard nonrecourse carve-out guaranty. The principal guaranty will reduce from 25 percent of principal to zero percent upon achievement of certain conditions. In first quarter 2017, the principal guaranty was reduced from 25 percent of principal to 15 percent of principal due to achievement of certain conditions.
Cibolo Canyons—San Antonio, Texas
Cibolo Canyons consists of the JW Marriott ® San Antonio Hill Country Resort & Spa development owned by third parties and a mixed-use development we own. Our net investment in Cibolo Canyons is $46,355,000 at second quarter-end 2017, all of which is related to the mixed-use development.
Mixed-Use Development
The mixed-use development we own consists of 2,100 acres planned to include approximately 1,800 residential lots and 155 commercial acres designated for multifamily and retail uses, of which 1,175 lots and 97 commercial acres have been sold through second quarter-end 2017.
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
Through second quarter-end 2017, we have submitted and were approved for reimbursement of approximately $58,790,000 of infrastructure costs, of which we have received reimbursements totaling $45,132,000, of which $0 was received in first six months 2017. At second quarter-end 2017, we have $13,658,000 in pending reimbursements, excluding interest.
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
In 2014, we received $50,550,000 from CCSID principally related to its issuance of $48,900,000 HOT and Sales and Use Tax Revenue Bonds, resulting in recovery of our full Resort investment. These bonds are obligations solely of CCSID and are payable from HOT and sales and use taxes levied on the Resort by CCSID. To facilitate the issuance of the bonds, we provided a $6,846,000 letter of credit to the bond trustee as security for certain debt service fund obligations in the event CCSID tax collections are not sufficient to support payment of the bonds in accordance with their terms. The letter of credit must be maintained until the earlier of redemption of the bonds or scheduled bond maturity in 2034. We also entered into an agreement with the owner of the Resort to assign its senior rights to us in exchange for consideration provided by us, including a surety bond to be drawn if CCSID tax collections are not sufficient to support ad valorem tax rebates payable. The surety bond has a balance of $5,312,000 at second quarter-end 2017. The surety bond decreases as CCSID makes annual ad valorem tax rebate payments, which obligation is scheduled to be retired in full by 2020. All future receipts are expected to be recognized as gains in the period collected. We received $0 in first six months 2017.

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
Statistical and Other Data
A summary of our real estate projects in the entitlement process (a) at second quarter-end 2017 follows:

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

A summary of activity within our active projects in the development process, which includes entitled, developed and under development real estate projects, at second quarter-end 2017 follows:

			Residential Lots/Units		Commercial Acres
Project	County	Interest Owned (a)	Lots/Units Sold Since Inception	Lots/Units Remaining	Acres Sold Since Inception	Acres Remaining

Texas
Austin
Arrowhead Ranch	Hays	100%	19	365	—	19
Hunter's Crossing	Bastrop	100%	510	—	66	39
			529	365	66	58
Corpus Christi
Padre Island (b)	Nueces	50%	—	—	—	13
			—	—	—	13
Dallas-Ft. Worth
Bar C Ranch	Tarrant	100%	483	638	—	—
Lakes of Prosper	Collin	100%	208	79	4	—
Lantana	Denton	100%	3,756	346	44	—
Parkside	Collin	100%	167	33	—	—
The Preserve at Pecan Creek	Denton	100%	639	143	—	7
River's Edge	Denton	100%	—	202	—	—
Stoney Creek	Dallas	100%	347	316	—	—
Summer Creek Ranch	Tarrant	100%	983	245	35	44
Timber Creek	Collin	88%	113	488	—	—
Village Park	Collin	100%	567	—	5	—
			7,263	2,490	88	51
Houston
Barrington Kingwood	Harris	100%	176	4	—	—
City Park	Harris	75%	1,468	—	58	103
Harper's Preserve (b)	Montgomery	50%	634	1,189	76	1
Imperial Forest	Harris	100%	84	347	—	—
Long Meadow Farms (b)	Fort Bend	38%	1,693	103	237	60
Southern Trails (b)	Brazoria	80%	989	6	1	—
Spring Lakes	Harris	100%	348	—	29	—
Summer Lakes	Fort Bend	100%	811	251	58	1
Summer Park	Fort Bend	100%	135	64	34	67
Willow Creek Farms II	Waller / Fort Bend	90%	154	111	—	—
			6,492	2,075	493	232
San Antonio
Cibolo Canyons	Bexar	100%	1,175	616	97	58
Oak Creek Estates	Comal	100%	345	7	13	—
Olympia Hills	Bexar	100%	747	7	10	—
Stonewall Estates	Bexar	100%	385	1	—	—
			2,652	631	120	58
			16,936	5,561	767	412

			Residential Lots/Units		Commercial Acres
Project	County	Interest Owned (a)	Lots/Units Sold Since Inception	Lots/Units Remaining	Acres Sold Since Inception	Acres Remaining
Colorado
Denver
Buffalo Highlands	Weld	100%	—	164	—	—
Cielo	Douglas	100%	—	343	—	—
Johnstown Farms	Weld	100%	281	355	2	—
Pinery West	Douglas	100%	86	—	20	104
Stonebraker	Weld	100%	—	603	—	—
			367	1,465	22	104
Georgia
Atlanta
Harris Place	Paulding	100%	24	3	—	—
Montebello (b)	Forsyth	90%	—	224	—	—
Seven Hills	Paulding	100%	933	319	26	113
West Oaks	Cobb	100%	15	41	—	—
			972	587	26	113
North & South Carolina
Charlotte
Ansley Park	Lancaster	100%	—	307	—	—
Habersham	York	100%	118	69	1	5
Moss Creek	Cabarrus	100%	—	84	—	—
Walden	Mecklenburg	100%	—	384	—	—
			118	844	1	5
Raleigh
Beaver Creek (b)	Wake	90%	68	125	—	—
			68	125	—	—
			186	969	1	5
Tennessee
Nashville
Beckwith Crossing	Wilson	100%	43	56	—	—
Morgan Farms	Williamson	100%	143	30	—	—
Scales Farmstead	Williamson	100%	51	146	—	—
Weatherford Estates	Williamson	100%	14	3	—	—
			251	235	—	—
Wisconsin
Madison
Juniper Ridge/Hawks Woods (b) (d)	Dane	90%	40	174	—	—
Meadow Crossing II (b) (c)	Dane	90%	22	150	—	—
			62	324	—	—
Arizona, California, Utah
Tucson
Boulder Pass (b) (d)	Pima	50%	34	54	—	—
Dove Mountain	Pima	100%	—	98	—	—
			34	152	—	—
Oakland
San Joaquin River	Contra Costa/Sacramento	100%	—	—	264	25
Salt Lake City
Suncrest (b) (c)	Salt Lake	90%	—	171	—	—
			34	323	264	25
Total			18,808	9,464	1,080	659

 _________________________

(a)	Interest owned reflects our total interest in the project, whether owned directly or indirectly, which may be different than our economic interest in the project.

(b)	Projects in ventures that we account for using equity method.

(c)	Venture project that develops and sells homes.

(d)	Venture project that develops and sells lots and homes.
A summary of our non-core multifamily properties, excluding one multifamily site in Austin classified as held for sale, at second quarter-end 2017 follows:

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

Item 1A. Risk Factors
There are no material changes from the risk factors disclosed in our 2016 Annual Report on Form 10-K and our first quarter 2017 Quarterly Report on Form 10-Q except as follows:
There are risks and uncertainties associated with our proposed merger with D.R. Horton, Inc. and Force Merger Sub, Inc.
On June 29, 2017, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with D.R. Horton, Inc. (“D.R. Horton”), and Force Merger Sub, Inc., a wholly owned subsidiary of D.R. Horton (“Merger Sub”), pursuant to which and upon consummation of the transactions described therein (the "Merger"), D.R. Horton will own approximately 75 percent of our common stock and our stockholders immediately prior to the Merger will own approximately 25 percent of our common stock. Completion of the Merger is subject to closing conditions, including, among others, (i) adoption of the Merger Agreement by holders of a majority of the outstanding shares of our common stock entitled to vote on the Merger, (ii) the absence of any law or order prohibiting the Merger, (iii) the number of dissenting shares shall represent less than 20 percent of the shares of our common stock outstanding immediately prior to closing, and (iv) the absence of a Company Material Adverse Effect, as defined in the Merger Agreement. There is no assurance that the conditions to the Merger will be satisfied in a timely manner or at all. There are numerous risks related to the Merger, including the following:

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
There is no assurance that the closing of the Merger will occur, and we cannot predict with certainty whether and when the conditions to closing (including those described above) will be satisfied. In addition, the Merger Agreement may be terminated under certain specified circumstances. If the Merger Agreement is terminated, under certain circumstances we may be required to pay D.R. Horton a termination fee of $20,000,000 and, under certain circumstances, pay expenses incurred by D.R. Horton up to $4,000,000. If the Merger is not consummated, our stock price may decline. We will have incurred significant costs, including, among other things, the diversion of management resources, for which we will have received little or no benefit if the closing of the Merger does not occur. A failed transaction may result in negative publicity and a negative impression of us in the investment community. The occurrence of any of these events individually or in combination could have a material adverse effect on our results of operations and the market price of our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities (a)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
Month 1 (4/1/2017 — 4/30/2017)	—	$—	—	3,222,692
Month 2 (5/1/2017 — 5/31/2017)	—	$—	—	3,222,692
Month 3 (6/1/2017 — 6/30/2017)	—	$—	—	3,222,692
	—	$—	—
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

2.1
Amendment No. 1 to Agreement and Plan of Merger, dated June 21, 2017, by and among Forestar Group Inc., Terra Firma Merger Parent, L.P., and Terra Firma Merger Sub, L.P. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on June 22, 2017).

2.2
Amendment No. 2 to Agreement and Plan of Merger, dated June 22, 2017, by and among Forestar Group Inc., Terra Firma Merger Parent, L.P., and Terra Firma Merger Sub, L.P. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on June 23, 2017).

2.3
Agreement and Plan of Merger, dated as of June 29, 2017, by and among Forestar Group Inc., D.R. Horton, Inc. and Force Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on June 29, 2017).

4.1
Amendment No. 2 to Tax Benefits Preservation Plan, dated as of June 29, 2017, by and between Forestar Group Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Commission on June 29, 2017).

10.1
Second Amendment to Third Amended and Restated Revolving and Term Credit Agreement dated May 12, 2017, by and among Forestar Group Inc.; Forestar (USA) Real Estate Group Inc. and certain of its wholly-owned subsidiaries signatory thereto; Keybank National Association, as lender, swing line lender and agent; the lenders party thereto; and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 12, 2017).

10.2
Stockholder’s Agreement dated as of June 29, 2017, by and between the Forestar Group Inc. and D.R. Horton, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on June 29, 2017).

10.3
Master Supply Agreement dated as of June 29, 2017, by and between the Forestar Group Inc. and D.R. Horton, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on June 29, 2017).

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
101.1
The following materials from Forestar’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income (Loss) and Comprehensive Income (Loss), (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORESTAR GROUP INC.

Date: August 8, 2017	By:	/s/ Charles D. Jehl
Charles D. Jehl
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)