Form 10-Q
period 2017-09-30
Forestar Group Inc.
filed 2017-11-02
CIK 1406587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding as of October 31, 2017
Common Stock, par value $1.00 per share	41,938,936

FORESTAR GROUP INC.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
FORESTAR GROUP INC.
Consolidated Balance Sheets
(Unaudited)

	Third Quarter-End	Year-End
	2017	2016
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$395,359	$265,798
Real estate	267,251	293,003
Assets of discontinued operations	—	14
Assets held for sale	14,453	30,377
Investment in unconsolidated ventures	72,920	77,611
Receivables, net	13,004	8,931
Income taxes receivable	23,818	10,867
Prepaid expenses	2,641	2,000
Property and equipment, net	1,046	3,116
Deferred tax asset, net	269	323
Goodwill	—	37,900
Other assets	2,772	3,268
TOTAL ASSETS	$793,533	$733,208
LIABILITIES AND EQUITY
Accounts payable	$3,972	$4,804
Accrued employee compensation and benefits	2,556	4,126
Accrued property taxes	2,280	2,008
Accrued interest	533	1,585
Earnest money deposits	11,946	10,511
Other accrued expenses	7,203	12,598
Liabilities of discontinued operations	—	5,295
Liabilities held for sale	—	103
Other liabilities	18,275	19,702
Debt, net	115,505	110,358
TOTAL LIABILITIES	162,270	171,090
COMMITMENTS AND CONTINGENCIES
EQUITY
Forestar Group Inc. shareholders’ equity:
Preferred stock, par value $0.01 per share, 200,000 authorized shares at third quarter-end 2017 and none at year-end 2016, none issued	—	—
Common stock, par value $1.00 per share, 200,000,000 authorized shares, 44,803,603 issued at third quarter-end 2017 and year-end 2016	44,804	44,804
Additional paid-in capital	549,382	553,005
Retained earnings	80,430	12,602
Treasury stock, at cost, 2,864,667 shares at third quarter-end 2017 and 3,187,253 shares at year-end 2016	(44,532)	(49,760)
Total Forestar Group Inc. shareholders’ equity	630,084	560,651
Noncontrolling interests	1,179	1,467
TOTAL EQUITY	631,263	562,118
TOTAL LIABILITIES AND EQUITY	$793,533	$733,208
Please read the notes to consolidated financial statements.

FORESTAR GROUP INC.
Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
(Unaudited)

	Third Quarter		First Nine Months
	2017	2016	2017	2016
	(In thousands, except per share amounts)
REVENUES
Real estate sales and other	$33,136	$45,285	$81,789	$114,711
Commercial and income producing properties	—	12	91	13,065
Real estate	33,136	45,297	81,880	127,776
Mineral resources	—	1,423	1,502	3,842
Other	—	487	74	1,199
	33,136	47,207	83,456	132,817
COSTS AND EXPENSES
Cost of real estate sales and other	(21,762)	(24,884)	(50,142)	(105,023)
Cost of commercial and income producing properties	(14)	(4,375)	(3)	(15,326)
Cost of mineral resources	—	(182)	(38,315)	(572)
Cost of other	(109)	(363)	(518)	(867)
Other operating expenses	(3,220)	(6,471)	(13,905)	(26,879)
General and administrative	(5,340)	(5,177)	(38,403)	(16,508)
	(30,445)	(41,452)	(141,286)	(165,175)
GAIN ON SALE OF ASSETS	9,690	501	113,411	121,732
OPERATING INCOME	12,381	6,256	55,581	89,374
Equity in earnings of unconsolidated ventures	1,764	3,637	10,873	3,872
Interest expense	(2,038)	(3,369)	(6,439)	(17,926)
Loss on extinguishment of debt, net	—	—	—	(35,864)
Other non-operating income	1,140	1,249	2,438	1,620
INCOME FROM CONTINUING OPERATIONS BEFORE TAXES	13,247	7,773	62,453	41,076
Income tax (expense) benefit	(5,214)	9,666	(33,353)	(7,415)
NET INCOME FROM CONTINUING OPERATIONS	8,033	17,439	29,100	33,661
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAXES	37,193	(7,164)	38,840	(17,428)
CONSOLIDATED NET INCOME	45,226	10,275	67,940	16,233
Less: Net (income) attributable to noncontrolling interests	(24)	(610)	(112)	(1,330)
NET INCOME ATTRIBUTABLE TO FORESTAR GROUP INC.	$45,202	$9,665	$67,828	$14,903
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	42,270	34,099	42,204	34,234
Diluted	42,626	42,260	42,512	42,334
NET INCOME (LOSS) PER BASIC SHARE
Continuing operations	$0.19	$0.40	$0.69	$0.77
Discontinued operations	$0.88	$(0.17)	$0.92	$(0.42)
NET INCOME (LOSS) PER BASIC SHARE	$1.07	$0.23	$1.61	$0.35
NET INCOME (LOSS) PER DILUTED SHARE
Continuing operations	$0.19	$0.40	$0.68	$0.76
Discontinued operations	$0.87	$(0.17)	$0.91	$(0.41)
NET INCOME (LOSS) PER DILUTED SHARE	$1.06	$0.23	$1.59	$0.35
TOTAL COMPREHENSIVE INCOME (LOSS)	$45,202	$9,665	$67,828	$14,903
Please read the notes to consolidated financial statements.

FORESTAR GROUP INC.
Consolidated Statements of Cash Flows
(Unaudited)

	First Nine Months
	2017	2016
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$67,940	$16,233
Adjustments:
Depreciation, depletion and amortization	4,121	9,885
Change in deferred income taxes	54	(16)
Equity in earnings of unconsolidated ventures	(10,873)	(3,872)
Distributions of earnings of unconsolidated ventures	14,745	4,793
Share-based compensation	2,567	2,665
Real estate cost of sales	50,547	56,817
Real estate development and acquisition expenditures, net	(38,355)	(56,552)
Reimbursements from utility and improvement districts	9,841	13,698
Asset impairments	37,900	57,065
Loss on debt extinguishment, net	—	35,864
Gain on sale of assets	(113,214)	(108,114)
Other	2,346	3,639
Changes in:
Notes and accounts receivable	(4,011)	20,734
Prepaid expenses and other	(428)	1,536
Accounts payable and other accrued liabilities	(9,235)	(13,556)
Income taxes	(12,951)	(11,012)
Net cash provided by operating activities	994	29,807
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, equipment, software and other	(46)	(5,902)
Oil and gas properties and equipment	(2,400)	(579)
Investment in unconsolidated ventures	(4,462)	(5,615)
Proceeds from sales of assets	130,146	319,351
Return of investment in unconsolidated ventures	4,452	3,948
Net cash provided by investing activities	127,690	311,203
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of debt	—	(311,724)
Additions to debt	1,789	2,749
Deferred financing fees	(148)	—
Distributions to noncontrolling interests, net	(400)	(2,378)
Exercise of stock options	616	—
Repurchases of common stock	—	(3,537)
Payroll taxes on issuance of stock-based awards	(980)	(221)
Other	—	(211)
Net cash provided by (used for) financing activities	877	(315,322)

Net increase in cash and cash equivalents	129,561	25,688
Cash and cash equivalents at beginning of period	265,798	96,442
Cash and cash equivalents at end of period	$395,359	$122,130
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
Note 2—New and Pending Accounting Pronouncements
Adoption of New Accounting Standards
In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, as part of its simplification initiative. The areas for simplification in this update involve several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and the classification on the statement of cash flows. The updated standard is effective for annual and interim periods beginning after December 31, 2016. Effective first quarter 2017, stock-based compensation (SBC) excess tax benefits or deficiencies are reflected in the consolidated statements of income (loss) and comprehensive income (loss) as a component of the provision for income taxes, whereas they previously were recognized in equity to the extent additional paid-in capital pool was available. Additionally, our consolidated statements of cash flows will now present excess tax benefits as an operating activity, if applicable. Finally, we have elected to account for forfeitures as they occur, rather than estimate expected forfeitures. As a result of the adoption of ASU 2016-09 in first nine months 2017, there were no material impacts to our consolidated financial statements.
Pending Accounting Standards
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The updated standard becomes effective for annual and interim periods beginning after December 15, 2017. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). We anticipate adopting the standard using the cumulative catch-up transition method. We have reached conclusions on our key accounting assessments related to the standard and are finalizing our accounting policies. Based on our initial assessment, we believe the timing of revenue recognition for our primary revenue stream, residential lot and tract sales, will not materially change. We are still finalizing our accounting policies and assessing disclosure requirements. Upon adopting FASB ASC Topic 606, we will provide additional disclosures in the notes to our consolidated financial statements. Due to the complexity of certain of our real estate sale transactions, the revenue recognition treatment required under the standard will be dependent on contract-specific terms, and may vary in limited circumstances from recognition at the time of the sale closing.
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), in order to address eight specific cash flow issues with the objective of reducing the existing diversity in practice. The updated standard is effective for financial statements issued for annual periods beginning after December 15, 2017 and interim periods within those fiscal years with early adoption permitted. We are currently evaluating the effect of the updated standard, but we do not expect it to have a material effect on our consolidated financial statements.
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
Note 3—Merger
On June 29, 2017, we entered into an Agreement and Plan of Merger with D.R. Horton, Inc. ("D.R. Horton") pursuant to which D.R. Horton would acquire 75 percent of the Company's common stock, par value $1.00 per share ("Our Common Stock") for $17.75 per share (the “Merger Agreement”). The Merger Agreement was unanimously approved by our and D.R. Horton’s boards of directors.
Subject to the terms and conditions of the Merger Agreement, at the effective time of the merger (the "Merger"), all of Our Common Stock would be converted into the right to receive, either
(i) an amount in cash per share of Our Common Stock equal to $17.75 (the “Cash Consideration”); or
(ii) one share of Our Common Stock,
in each case at the election of the holder of such share of Our Common Stock, subject to proration procedures applicable to oversubscription and undersubscription for Cash Consideration by stockholders.
Please see Note 19—Subsequent Events for information regarding consummation of the merger with D.R. Horton on October 5, 2017, and related matters.
In connection with merger activities, in first nine months 2017, we paid a $20,000,000 merger agreement termination fee to Starwood Capital Group and incurred $5,624,000 in professional fees and other costs related to proposed merger transactions, all of which are included in general and administrative expenses.
Note 4—Held for Sale
In first quarter 2017, we sold all of our remaining owned mineral assets for approximately $85,700,000. We generated $82,422,000 in total gains related to the sale of our mineral assets in first nine months 2017 of which $8,200,000 was recognized in third quarter 2017 as a result of the expiration of a title review period.
In second quarter 2017, we sold approximately 19,000 acres of timberland and undeveloped land in Georgia and Texas for $46,197,000 in three transactions generating combined net proceeds of $45,396,000. We generated combined gains of $28,674,000 in first nine months 2017 of which $625,000 was recognized in third quarter 2017 upon receipt of certain regulatory approvals and release of funds held in escrow.
At third quarter-end 2017, assets held for sale principally includes a multifamily site in Austin, central Texas groundwater assets, and water wells related to our nonparticipating royalty interests in water rights located in east Texas.

The major classes of assets and liabilities held for sale are as follows:

	Third Quarter-End	Year-End
	2017	2016
	(In thousands)
Assets Held for Sale:
Real estate	$5,743	$19,931
Timber	—	1,682
Other intangible assets (a)	1,681	1,681
Oil and gas properties and equipment, net	—	782
Property and equipment, net (b)	7,029	6,301
	$14,453	$30,377

Liabilities Held for Sale:
Other liabilities	—	103
	$—	$103
___________________
(a) Related to indefinite lived groundwater leases associated with our central Texas water assets.
(b) Related to water wells associated with our Texas water assets.

Note 5—Real Estate
Real estate consists of:

	Third Quarter-End	Year-End
	2017	2016
	(In thousands)
Entitled, developed and under development projects	$237,064	$263,859
Land in the entitlement process and other	30,187	29,144
	$267,251	$293,003
Our estimated costs of assets for which we expect to be reimbursed by utility and improvement districts were $45,253,000 at third quarter-end 2017 and $45,157,000 at year-end 2016, including $13,892,000 at third quarter-end 2017 and $14,749,000 at year-end 2016 related to our Cibolo Canyons project near San Antonio, Texas. In first nine months 2017, we have collected $9,376,000 in reimbursements that were previously submitted to these districts. At third quarter-end 2017, our inception-to-date submitted reimbursements for the Cibolo Canyons project were $56,750,000, of which $52,337,000 have been approved, and we have collected $46,567,000. These costs are principally for water, sewer and other infrastructure assets that we have incurred and submitted or will submit to utility or improvement districts for approval and reimbursement. We expect to be reimbursed by utility and improvement districts when these districts achieve adequate tax basis or otherwise have funds available to support payment.
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

At third quarter-end 2017, we had ownership interests in 15 ventures that we accounted for using the equity method, none of which are a VIE.
Combined summarized balance sheet information for our ventures accounted for using the equity method follows:

	Venture Assets		Venture Borrowings(a)		Venture Equity		Our Investment
	Third Quarter-End	Year-End	Third Quarter-End	Year-End	Third Quarter-End	Year-End	Third Quarter-End	Year-End
	2017	2016	2017	2016	2017	2016	2017	2016
	(In thousands)
242, LLC (b)	$19,600	$26,503	$—	$1,107	$19,376	$23,136	$9,140	$10,934
CL Ashton Woods, LP	581	2,653	—	—	558	2,198	446	1,107
CL Realty, LLC	8,287	8,048	—	—	8,156	7,899	4,078	3,950
CREA FMF Nashville LLC (b)	53,986	56,081	35,676	37,446	17,162	17,091	4,803	4,923
Elan 99, LLC	49,003	49,652	36,373	36,238	11,283	13,100	10,155	11,790
FMF Littleton LLC	68,536	70,282	46,006	44,446	21,745	23,798	5,508	6,128
FMF Peakview LLC	—	—	—	—	—	—	—	—
FOR/SR Forsyth LLC	11,566	10,672	1,548	1,568	9,985	8,990	8,986	8,091
HM Stonewall Estates, Ltd	—	852	—	—	—	852	—	477
LM Land Holdings, LP (c)	22,816	25,538	906	3,477	13,771	20,945	6,619	9,685
MRECV DT Holdings LLC	3,573	4,155	—	—	3,573	4,144	3,216	3,729
MRECV Edelweiss LLC/MRECV Lender VIII LLC	7,824	3,484	—	—	7,824	3,484	7,042	3,358
MRECV Juniper Ridge LLC	3,784	4,156	—	—	3,784	4,156	3,405	3,741
MRECV Meadow Crossing II LLC	3,103	2,492	—	—	3,103	2,491	2,793	2,242
Miramonte Boulder Pass, LLC	7,488	10,738	1,391	4,006	4,775	5,265	4,567	5,330
Temco Associates, LLC	4,426	4,368	—	—	4,323	4,253	2,162	2,126
Other ventures	—	—	—	—	—	—	—	—
	$264,573	$279,674	$121,900	$128,288	$129,418	$141,802	$72,920	$77,611

Combined summarized income statement information for our ventures accounted for using the equity method follows:

	Venture Revenues				Venture Earnings (Loss)				Our Share of Earnings (Loss)
	Third Quarter		First Nine Months		Third Quarter		First Nine Months		Third Quarter		First Nine Months
	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
	(In thousands)
242, LLC (b)	$—	$937	$13,073	$937	$(342)	$15	$8,040	$(449)	$(171)	$14	$4,106	$(218)
CL Ashton Woods, LP	451	288	3,079	1,977	262	83	1,360	601	307	129	1,739	892
CL Realty, LLC	300	140	499	386	256	72	2,657	136	128	37	1,328	68
CREA FMF Nashville LLC (b)	1,410	1,291	4,280	3,273	(159)	(145)	(479)	(1,214)	(47)	1,484	(144)	1,164
Elan 99, LLC	1,188	461	3,116	628	(562)	(867)	(1,816)	(2,211)	(506)	(779)	(1,635)	(1,989)
FMF Littleton LLC	1,702	944	4,713	1,791	227	(183)	47	(531)	57	(47)	12	(133)
FMF Peakview LLC	—	—	—	939	—	—	—	(248)	—	—	—	(50)
FOR/SR Forsyth LLC	—	—	—	—	(42)	(21)	(110)	(38)	(38)	(19)	(99)	(34)
HM Stonewall Estates, Ltd	—	822	496	1,948	—	280	243	794	—	120	103	347
LM Land Holdings, LP (c)	2,703	3,505	19,636	6,531	2,110	2,502	8,327	4,557	757	836	2,746	1,481
MRECV DT Holdings LLC	351	162	939	379	337	157	923	372	303	141	831	334
MRECV Edelweiss LLC/MRECV Lender VIII LLC	293	106	716	287	291	106	713	280	262	96	642	252
MRECV Juniper Ridge LLC	413	151	1,023	356	412	151	1,022	357	371	135	920	321
MRECV Meadow Crossing II LLC	253	112	612	141	254	112	612	94	229	101	551	84
Miramonte Boulder Pass, LLC	2,312	1,015	4,848	1,678	105	(126)	109	(285)	101	(63)	(262)	(142)
Temco Associates, LLC	48	77	144	224	21	32	70	111	11	16	35	56
Other ventures	—	6,520	—	6,520	—	2,166	—	2,109	—	1,436	—	1,439
	$11,424	$16,531	$57,174	$27,995	$3,170	$4,334	$21,718	$4,435	$1,764	$3,637	$10,873	$3,872

 _____________________

(a)	Total includes current maturities of $86,206,000 at third quarter-end 2017, of which $81,531,000 is non-recourse to us, and $89,756,000 at year-end 2016, of which $78,557,000 is non-recourse to us.

(b)
Includes unamortized deferred gains on real estate we contributed to ventures. We recognize deferred gains as income as the real estate is sold to third parties. Deferred gains of $1,372,000 are reflected as a reduction to our investment in unconsolidated ventures at third quarter-end 2017.

(c)
Includes unrecognized basis difference of $496,000 which is reflected as an increase of our investment in unconsolidated ventures at third quarter-end 2017. The difference will be amortized as expense over the life of the investment and included in our share of earnings (loss) from the respective venture.

In first nine months 2017, we invested $4,462,000 in these ventures and received $19,197,000 in distributions. In first nine months 2016, we invested $5,615,000 in these ventures and received $8,741,000 in distributions. Distributions include both return of investments and distribution of earnings.
The increase in our share of earnings from our unconsolidated ventures in first nine months 2017 compared with first nine months 2016 is primarily due to higher lot sale activity and earnings from LM Land Holdings, LP which benefited from the sale of 42 commercial acres for $13,600,000 generating venture earnings of $10,683,000, of which $6,321,000 was deferred and will be recognized as development is completed. Based on our 37.5% interest in this venture, our pro-rata share of the earnings associated with this sale was $1,636,000 and our pro-rata share of the distributable cash was $4,411,000. Venture earnings from 242, LLC also benefited from the sale of 46 commercial acres for $9,719,000 generating $6,612,000 in earnings to the venture. Based on our 50% interest in the venture, our pro-rata share of the earnings associated with this sale was $3,306,000 and our pro-rata share of the total distributable cash was $4,348,000. CL Realty, LLC, a venture in which we own a 50% interest, sold certain mineral assets to us for $2,400,000. Subsequent to closing of this transaction, we received $1,200,000 from the venture, representing our pro-rata share of distributable cash.
In first quarter 2016, we sold our interest in FMF Peakview LLC (3600), a 304-unit multifamily joint venture project near Denver, generating $13,167,000 in net proceeds and we recognized a gain of $10,363,000 which is included in gain on sale of assets.

Note 7—Goodwill
Carrying value of goodwill follows:

	Third Quarter-End	Year-End
	2017	2016
	(In thousands)
Goodwill	$—	$37,900
Goodwill related to our owned mineral assets was $0 at third quarter-end 2017 and $37,900,000 at year-end 2016. In first nine months 2017, we recognized a non-cash impairment charge of $37,900,000 related to goodwill attributable to our mineral resources reporting unit. This impairment was a result of selling our remaining owned mineral assets for approximately $85,700,000 in first quarter 2017. Impairment charge is included in cost of mineral resources on our consolidated statements of income (loss) and comprehensive income (loss).
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
Summarized results from discontinued operations were as follows:

	Third Quarter		First Nine Months
	2017	2016	2017	2016
	(In thousands)
Revenues	$2	$180	$15	$5,827
Cost of sales	(42)	(108)	(52)	(6,593)
Other operating expenses	(763)	(3,318)	226	(5,707)
Income (loss) from discontinued operations before income taxes	$(803)	$(3,246)	$189	$(6,473)
Gain (loss) on sale of assets before income taxes	(297)	955	(197)	(13,618)
Income tax benefit (expense)	38,293	(4,873)	38,848	2,663
Income (loss) from discontinued operations, net of taxes	$37,193	$(7,164)	$38,840	$(17,428)

In first nine months 2017, other operating expenses include a benefit of $1,043,000 due to a reduction of an accrual resulting from a change in estimate related to potential environmental liabilities to plug and abandon certain oil and gas wells in Wyoming. Other operating expenses in third quarter 2016 include loss contingency charges of $1,100,000 related to litigation and $1,155,000 related to potential environmental liabilities to plug and abandon certain oil and gas wells in Wyoming.
On September 22, 2017, in accordance with our previously announced initiative to sell non-core assets, we sold the common stock of Forestar Petroleum Corporation for $100,000. With the completion of this transaction we have now sold all of our oil and gas assets and related entities. This transaction resulted in a significant tax loss. The corresponding tax benefit is reported in discontinued operations as a discrete event in third quarter 2017.
In first nine months 2016, we recorded a net loss of $13,618,000 on the sale of nearly 199,263 net mineral acres leased from others and 379 gross (95 net) producing oil and gas working interest wells in Nebraska, Kansas, Oklahoma and North Dakota for total sales proceeds of $80,084,000, which includes $3,269,000 in reimbursement of capital costs incurred on in-progress wells that were assumed by the buyer. A significant portion of the net loss on sale, $7,244,000, is related to write-off of allocated goodwill to sold producing oil and gas properties.

The major classes of assets and liabilities of discontinued operations at third quarter-end 2017 and year-end 2016 are as follows:

	Third Quarter-End	Year-End
	2017	2016
	(In thousands)
Assets of Discontinued Operations:
Receivables, net of allowance for bad debt	$—	$6
Prepaid expenses	—	8
	$—	$14

Liabilities of Discontinued Operations:
Accounts payable	$—	$67
Other accrued expenses	—	5,228
	$—	$5,295
Significant operating activities and investing activities of discontinued operations included in our consolidated statements of cash flows are as follows:

	First Nine Months
	2017	2016
	(In thousands)
Operating activities:
Asset impairments	$—	$612
Accounts payable and other accrued liabilities	(3,000)	—
Loss on sale of assets	197	13,618
Depreciation, depletion and amortization	—	2,202
	$(2,803)	$16,432

Investing activities:
Oil and gas properties and equipment	$—	$(579)
Proceeds from sales of assets	200	76,815
	$200	$76,236
Note 9—Receivables
Receivables consist of:

	Third Quarter-End	Year-End
	2017	2016
	(In thousands)
Other receivables and accrued interest	6,958	1,505
Other loans secured by real estate, average interest rates of 5.13% at third quarter-end 2017 and 4.94% at year-end 2016	6,072	7,452
	13,030	8,957
Allowance for bad debts	(26)	(26)
	$13,004	$8,931

Note 10—Equity
A reconciliation of changes in equity at third quarter-end 2017 follows:

	Forestar Group Inc.	Noncontrolling Interests	Total
	(In thousands)
Balance at year-end 2016	$560,651	$1,467	$562,118
Net income	67,828	112	67,940
Distributions to noncontrolling interests	—	(400)	(400)
Other (primarily share-based compensation)	1,605	—	1,605
	$630,084	$1,179	$631,263

Note 11—Debt, net
Debt consists of:

	Third Quarter-End	Year-End
	2017	2016
	(In thousands)
8.50% senior secured notes due 2022, net	$5,216	$5,200
3.75% convertible senior notes due 2020, net of discount	108,014	104,673
Other indebtedness — 5.50% interest rate	2,275	485
	$115,505	$110,358
At third quarter-end 2017, our senior secured credit facility provided a line of credit commitment of $50,000,000, none of which was drawn, and included a $50,000,000 sublimit for letters of credit, of which $14,267,000 was outstanding. Total borrowings under our senior secured credit facility (including the face amount of letters of credit) were limited by a borrowing base formula. At third quarter-end 2017, we had $14,810,000 in net unused borrowing capacity under our senior secured credit facility.
At third quarter-end 2017, the proposed Merger was expected to constitute a “fundamental change” under our 3.75% convertible senior notes, which would provide holders with the right to convert their notes or sell their notes to us at par, subject to certain conditions.
Please see Note 19—Subsequent Events for information regarding consummation of the merger with D.R. Horton and related matters, including (a) termination of our senior secured credit facility, (b) entry into a new letter of credit facility, (c) entry into a supplemental indenture in regard to our 3.75% convertible senior notes due 2020, and (d) redemption of the 8.50% senior secured notes due 2022.
At third quarter-end 2017 and year-end 2016, we had $1,273,000 and $1,633,000 in unamortized deferred financing fees which were deducted from our debt. In addition, at third quarter-end 2017 and year-end 2016, unamortized deferred financing fees related to our senior secured credit facility included in other assets were $91,000 and $314,000. Amortization of deferred financing fees were $731,000 and $3,253,000 in first nine months 2017 and 2016 and were included in interest expense.
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
In first nine months 2017, we recognized a non-cash impairment charge of $37,900,000 related to goodwill attributable to our mineral resources reporting unit. The impairment was a result of selling all of our remaining owned mineral assets in first quarter 2017 for approximately $85,700,000.
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
Information about our fixed rate financial instruments not measured at fair value follows:

	Third Quarter-End 2017		Year-End 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Technique
	(In thousands)
Fixed rate debt	$(114,502)	$(119,246)	$(111,506)	$(109,789)	Level 2
Note 13—Capital Stock
Pursuant to our tax benefits preservation plan ("Plan") adopted January 5, 2017, as amended on April 13, 2017 and June 29, 2017, each share of common stock outstanding at third quarter-end 2017 is coupled with one preferred stock purchase right ("Right"). Each Right entitles our stockholders to purchase, under certain conditions, one one-thousandth of a share ("Unit") of newly issued Series B Junior Participating Preferred Stock at a purchase price of $50 per Unit, subject to adjustment. Rights will be exercisable only if someone becomes a five-percent stockholder after adoption of the Plan without meeting certain customary exceptions. Stockholders owning five percent or more of our outstanding stock at the time of adoption of the Plan are grandfathered and will cause Rights to be distributed and become exercisable only if they acquire an additional one percent of our outstanding shares. Our board of directors has the discretion to exempt certain transactions and persons from the coverage of the Plan, and the Plan has been amended to exempt the Merger Agreement from the coverage of the Plan.
Please see Note 19—Subsequent Events for information regarding expiration of the Plan.
Note 14—Net Income (Loss) per Share
Basic and diluted earnings per share are computed using the treasury stock method for third quarter and first nine months 2017 and the two-class method for third quarter and first nine months 2016. The two-class method is an earnings allocation formula that determines net income per share for each class of common stock and participating security. We previously determined that our 6.00% tangible equity units issued in 2013 were participating securities. In December 2016, we issued 7,857,000 shares of our common stock upon the mandatory settlement of the stock purchase contract related to the 6.00% tangible equity units. Per share amounts are computed by dividing earnings available to common shareholders by the weighted average shares outstanding during each period. In periods with a net loss, no such adjustment is made to earnings as the holders of the participating securities have no obligation to fund losses.

The computations of basic and diluted earnings per share are as follows:

	Third Quarter		First Nine Months
	2017	2016	2017	2016
	(In thousands)
Numerator:
Continuing operations
Net income (loss) from continuing operations	$8,033	$17,439	$29,100	$33,661
Less: Net (income) attributable to noncontrolling interest	(24)	(610)	(112)	(1,330)
Earnings (loss) available for diluted earnings per share	$8,009	$16,829	$28,988	$32,331
Less: Undistributed net income from continuing operations allocated to participating securities	—	(3,152)	—	(6,035)
Earnings (loss) from continuing operations available to common shareholders for basic earnings per share	$8,009	$13,677	$28,988	$26,296

Discontinued operations
Net income (loss) from discontinued operations available for diluted earnings per share	$37,193	$(7,164)	$38,840	$(17,428)
Less: Undistributed net income from discontinued operations allocated to participating securities	—	1,342	—	3,253
Earnings (loss) from discontinued operations available to common shareholders for basic earnings per share	$37,193	$(5,822)	$38,840	$(14,175)
Denominator:
Weighted average common shares outstanding — basic	42,270	34,099	42,204	34,234
Weighted average common shares upon conversion of participating securities	—	7,857	—	7,857
Dilutive effect of stock options, restricted stock and equity-settled awards	356	304	308	243
Total weighted average shares outstanding — diluted	42,626	42,260	42,512	42,334
Anti-dilutive awards excluded from diluted weighted average shares	1,048	2,001	1,458	2,146
We intend to settle the remaining principal amount of our 3.75% convertible senior notes due in 2020 (Convertible Notes) in cash upon conversion with only the amount in excess of par value of the Convertible Notes to be settled in shares of our common stock. Therefore, our calculation of diluted net income per share includes only the amount, if any, in excess of par value of the Convertible Notes. As such, the Convertible Notes have no impact on diluted net income per share until the price of our common stock exceeds the $24.49 conversion price of the Convertible Notes. The average price of our common stock in third quarter 2017 did not exceed the conversion price which resulted in no additional diluted outstanding shares.
Note 15—Income Taxes
Our effective tax rate from continuing operations was 39 percent in third quarter 2017 and 53 percent for first nine months 2017. Our effective tax rate from continuing operations for first nine months 2017 exceeded the statutory rate due to a change in our valuation allowance due to current year transaction costs (termination fee and other costs) associated with our Merger. In addition, our effective tax rate from continuing operations for first nine months 2017 exceeded the statutory rate due to goodwill impairment associated with our first quarter 2017 sale of owned mineral assets and a benefit from a valuation allowance decrease due to net decreases in our deferred tax assets.
Our effective tax rate from continuing operations was a tax benefit of 124 percent in third quarter 2016 and a tax expense of 18 percent for first nine months 2016. Our effective tax rate from continuing operations for first nine months 2016 of 18 percent differs from the statutory rate of 35 percent primarily due to a benefit from decrease in our valuation allowance related to decrease in our deferred tax assets. In addition, 2017 and 2016 effective tax rates from continuing operations include the effect of state income taxes, nondeductible items and benefits of percentage depletion.
At third quarter-end 2017 and year-end 2016, we have a valuation allowance for our deferred tax assets of $66,461,000 and $73,405,000 for the portion of the deferred tax assets that we have determined is more likely than not to be unrealizable under U.S. GAAP.
In determining our valuation allowance, we assessed available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets under U.S. GAAP. A significant piece of objective evidence evaluated was the cumulative loss incurred over the three-year period ended September 30, 2017, principally driven by impairments of oil and gas and real estate properties in prior years. Such evidence limits our ability to consider other subjective evidence, such as our projected future taxable income.

The amount of the deferred tax asset considered realizable could be adjusted if negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence, such as our projected future taxable income.
Our unrecognized tax benefits totaled approximately $442,000 at third quarter-end 2017, all of which would affect our effective tax rate, if recognized.

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
Environmental
Environmental remediation liabilities arise from time to time in the ordinary course of doing business, and we believe we have established adequate reserves for any probable losses that can be reasonably estimated. With the sale of our remaining oil and gas entities in third quarter 2017 we no longer have asset retirement obligations related to the abandonment and site restoration requirements that result from the acquisition, construction and development of oil and gas properties. Prior to the sale, we recorded the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Accretion expense related to the asset retirement obligation and depletion expense related to capitalized asset retirement cost is included in cost of oil and gas producing activities of discontinued operations. At third quarter-end 2017 and year-end 2016, our estimated asset retirement obligation was $0 and $1,258,000, of which $0 and $1,155,000 is included in liabilities of discontinued operations and the remaining balance at year-end 2016 was in liabilities held for sale. In first nine months 2017, we reduced our accrual related to potential environmental liabilities to plug and abandon certain oil and gas wells in Wyoming by $1,043,000 due to a change in estimate of our potential exposure. In connection with our sale of the stock of Forestar Petroleum on September 22, 2017, the buyer assumed substantially all liabilities of Forestar Petroleum including the obligation to plug and abandon certain oil and gas wells in Wyoming.
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
Total assets allocated by segment are as follows:

	Third Quarter-End	Year-End
	2017	2016
	(In thousands)
Real estate	$363,395	$403,062
Mineral resources	—	38,907
Other	9,196	11,531
Assets of discontinued operations	—	14
Assets not allocated to segments (a)	420,942	279,694
	$793,533	$733,208

 _________________________

(a)
Assets not allocated to segments at third quarter-end 2017 principally consist of cash and cash equivalents of $395,359,000 and an income tax receivable of $23,818,000. Assets not allocated to segments at year-end 2016 principally consist of cash and cash equivalents of $265,798,000 and an income tax receivable of $10,867,000.

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
Segment revenues and earnings are as follows:

	Third Quarter		First Nine Months
	2017	2016	2017	2016
	(In thousands)
Revenues:
Real estate	$33,136	$45,297	$81,880	$127,776
Mineral resources	—	1,423	1,502	3,842
Other	—	487	74	1,199
Total revenues	$33,136	$47,207	$83,456	$132,817
Segment earnings (loss):
Real estate	$11,309	$15,017	$33,327	$108,531
Mineral resources	8,112	1,182	45,580	2,668
Other	257	(196)	(434)	(974)
Total segment earnings	19,678	16,003	78,473	110,225
Items not allocated to segments (a)	(6,455)	(8,840)	(16,132)	(70,479)
Income from continuing operations before taxes attributable to Forestar Group Inc.	$13,223	$7,163	$62,341	$39,746
  _________________________

(a)	Items not allocated to segments consist of:

	Third Quarter		First Nine Months
	2017	2016	2017	2016
	(In thousands)
General and administrative expense	$(4,979)	$(4,505)	$(36,556)	$(13,992)
Shared-based and long-term incentive compensation expense	(424)	(1,024)	(2,767)	(2,980)
Gain on sale of assets	625	—	28,674	—
Interest expense	(2,038)	(3,369)	(6,439)	(17,926)
Loss on extinguishment of debt, net	—	—	—	(35,864)
Other corporate non-operating income	361	58	956	283
	$(6,455)	$(8,840)	$(16,132)	$(70,479)

Note 18—Share-Based and Long-Term Incentive Compensation
Share-based and long-term incentive compensation expense consists of:

	Third Quarter		First Nine Months
	2017	2016	2017	2016
	(In thousands)
Cash-settled awards	$(66)	$(43)	$1,047	$82
Equity-settled awards	268	765	1,171	1,869
Restricted stock	—	10	—	22
Stock options	106	217	349	692
Total share-based compensation	308	949	2,567	2,665
Deferred cash	116	75	200	315
	$424	$1,024	$2,767	$2,980

Share-based and long-term incentive compensation expense is included in:

	Third Quarter		First Nine Months
	2017	2016	2017	2016
	(In thousands)
General and administrative expense	$361	$672	$1,847	$2,516
Other operating expense	63	352	920	464
	$424	$1,024	$2,767	$2,980

Share-Based Compensation
We did not grant any new equity-settled or cash-settled awards to employees in first nine months 2017.
In first nine months 2017, we granted 66,037 restricted stock units to our board of directors, of which 34,746 were annual restricted stock units which vest 25 percent at grant date and 25 percent at each subsequent quarterly board meeting. Expense associated with annual restricted stock units is included in share-based compensation expense.
Excluded from share-based compensation expense in the table above are fees earned by our board of directors in the amount of $135,000 and $169,000 in third quarter of 2017 and 2016 and $449,000 and $596,000 in the first nine months of 2017 and 2016 for which they elected to defer payment until retirement in the form of share-settled units. These expenses are included in general and administrative expense.
The fair value of awards granted to retirement eligible employees expensed at the date of grant was $600,000 in first nine months 2016. Unrecognized share-based compensation expense related to non-vested equity-settled awards, restricted stock and stock options is $864,000 at third quarter-end 2017.
In first nine months 2017 and 2016, we issued 322,586 and 263,371 shares out of our treasury stock associated with vesting of stock-based awards or exercise of stock options, net of 75,870 and 25,026 shares withheld having a value of $980,000 and $221,000 for payroll taxes in connection with vesting of stock-based awards or exercise of stock options.
Long-Term Incentive Compensation
In first nine months 2017 and 2016, we granted $1,180,000 and $620,000 of long-term incentive compensation to employees in the form of deferred cash awards. The 2017 deferred cash awards vest annually over three years and the 2016 awards vest annually over two years. Expense associated with deferred cash awards is recognized ratably over the vesting period.
Please see Note 19—Subsequent Events for information regarding consummation of the merger with D.R. Horton and related matters, including settlement of outstanding awards denominated in shares of stock.

Note 19—Subsequent Events

Completion of Merger

On June 29, 2017, we entered into the Merger Agreement with D.R. Horton and Force Merger Sub, Inc. (“Merger Sub”), a wholly owned subsidiary of D.R. Horton. At the effective time on October 5, 2017, we merged with Merger Sub and we continued as the surviving entity in the Merger. In the Merger, each existing share of our common stock issued and outstanding immediately prior to the effective time (the “Former Forestar Common Stock”) (except for shares of our common stock that were held by us as treasury shares or by us or D.R. Horton or our or their respective subsidiaries) were converted into the right to receive, at the election of the holders of such shares of Former Forestar Common Stock, either an amount in cash equal to the Cash Consideration ($17.75 per share) or one new share of our common stock (the “New Forestar Common Stock”), subject to proration procedures applicable to oversubscription and undersubscription for the Cash Consideration described in the Merger Agreement. The aggregate amount of Cash Consideration paid by D.R. Horton to holders of Former Forestar Common Stock in the Merger was $558,256,000. In the Merger, 10,487,873 shares of New Forestar Common Stock (representing 25% of the outstanding shares of New Forestar Common Stock immediately after the effective time) were issued to the holders of our common stock and 31,451,063 shares of New Forestar Common Stock (representing 75% of the outstanding share of the New Forestar Common Stock immediately after the effective time) were issued to D.R. Horton.
Subject to the terms of the Merger Agreement, at the effective time, each equity award made or otherwise denominated in shares of Former Forestar Common Stock that was outstanding immediately prior to the effective time under our equity compensation plans was cancelled and of no further force or effect as of the effective time. In exchange for the cancellation of the equity awards, each holder of such an equity award received from us the Cash Consideration for each share of Former Forestar Common Stock underlying such equity award (and in the case of equity awards that were stock options or stock appreciation rights, less the applicable exercise or strike price, but not less than $0), whether or not otherwise vested as of the effective time. With respect to any of our market-leveraged stock units, the number of shares of Former Forestar Common Stock subject to such equity awards were determined pursuant to the terms set forth in the applicable award agreements and based on a per share value equal to $17.75.
We paid our financial advisor a transaction fee of $5,595,000 which was expensed upon closing of the Merger. New Forestar Common Stock continues to be listed and traded on the New York Stock Exchange under the ticker symbol, “FOR.”
As of October 5, 2017, we are a majority-owned subsidiary of D.R. Horton, the largest homebuilder by volume in the United States for fifteen consecutive years. We are evaluating the impact of any potential changes in our accounting policies and related party transactions with D.R. Horton post merger and will update our disclosures accordingly in future periods. The merger will be accounted for under the acquisition method in accordance with U.S. GAAP. D.R. Horton is the acquirer for accounting purposes and our consolidated financial statements will continue to be stated at historical cost.

Letter of Credit Facility

On October 5, 2017, we entered into a Letter of Credit Facility Agreement (the “LC Facility Agreement”) providing for a $30,000,000 secured standby letter of credit facility (the “LC Facility”) with Keybank National Association and other lenders party thereto, as banks, Keybank National Association, as letter of credit issuer and administrative agent, and Keybanc Capital Markets, as sole arranger and sole bookrunner.
The LC Facility is secured by $30,000,000 in cash deposited with the administrative agent. We are required to pay a letter of credit fee of 1.25% per annum on the outstanding face amount of the letters of credit issued under the LC Facility, as well as other customary fees and expenses. We also are required to pay an unused facility fee of 0.15% per annum, in each case on the daily amount by which the aggregate commitments exceed the sum of the outstanding letters of credit during each fiscal quarter or portion thereof.
The LC Facility Agreement includes customary representations and warranties, affirmative and negative covenants and other undertakings. The LC Facility Agreement also contains customary events of default. If an event of default occurs, all or a portion of the commitments under the LC Facility may be terminated and/or other rights held by the banks under any of the related facility documents (including against the collateral) may be exercised, subject to certain limitations.

Termination of Senior Credit Facility

On October 5, 2017, in connection with entry into the LC Facility, we terminated our existing senior credit facility (the “Prior Credit Facility”). The Prior Credit Facility provided for a $50,000,000 revolving line of credit that was scheduled to mature on May 15, 2018. This Prior Credit Facility could be prepaid at any time without penalty and included a $50,000,000 sublimit for letters of credit, of which $14,267,000 were outstanding at the time of termination and were transferred to the new LC Facility.

3.75% Convertible Senior Notes

On October 5, 2017, in connection with the consummation of the Merger, we entered into a Third Supplemental Indenture (together with the base indenture and the prior supplemental indentures, the "Indenture") to the Indenture relating to our 3.75% Convertible Senior Notes due 2020 (the “Convertible Notes”).
Pursuant to the Third Supplemental Indenture, the Convertible Notes are no longer convertible into shares of Former Forestar Common Stock and instead are convertible into cash and shares of New Forestar Common Stock based on the per-share weighted average of the cash and shares of New Forestar Common Stock received by our stockholders that affirmatively made an election in connection with the Merger. As a result of such elections, for each share of Former Forestar Common Stock a holder of Convertible Notes was previously entitled to receive upon conversion of Convertible Notes, such holder is instead entitled to receive $14.19785 in cash and 0.20012 of a share of New Forestar Common Stock.

The completion of the Merger constituted a Fundamental Change, as defined in the Indenture. On October 12, 2017, in accordance with the Indenture, we gave notice of the Fundamental Change to holders of the Convertible Notes and made an offer to purchase (a “Fundamental Change Offer”) all or any part (equal to $1,000 or an integral multiple of $1,000) of every holder’s Convertible Notes pursuant to the Fundamental Change Offer on the terms set forth in the Indenture. In the Fundamental Change Offer, we offered to repurchase the Convertible Notes for a price in cash equal to 100% of the aggregate principal amount of Convertible Notes, plus accrued and unpaid interest, if any, to the date of repurchase.

Expiration of Tax Benefits Preservation Plan

On October 5, 2017 immediately prior to the effective time of the merger, our Tax Benefit Preservation Plan expired pursuant to its terms and all Rights previously distributed to the holders of our common stock pursuant to the Plan expired.

8.50% Senior Secured Notes

On October 30, 2017 (the “Redemption Date”), we redeemed the remaining $5,315,000 aggregate principal amount of outstanding 8.50% Senior Secured Notes due 2022 (the “Notes”). Pursuant to the indenture governing the Notes, the Notes were redeemed for $5,928,063, which was the sum of (a) the present value of 104.250% of the outstanding principal amount of the Notes and the scheduled payments of interest thereon through June 1, 2018 discounted as set forth in such indenture to the Redemption Date, plus (b) accrued and unpaid interest to but not including the Redemption Date.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2016 Annual Report on Form 10-K. Unless otherwise indicated, information is presented as of third quarter-end 2017, and references to acreage owned includes all acres owned by ventures regardless of our ownership interest in a venture.
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

•	the levels of resale housing inventory in our mixed-use development projects and the regions in which they are located;

•	fluctuations in costs and expenses, including impacts from shortages in materials or labor;

•	demand for new housing, which can be affected by a number of factors including the availability of mortgage credit, job growth and fluctuations in commodity prices;

•	competitive actions by other companies;

•	changes in governmental policies, laws or regulations and actions or restrictions of regulatory agencies;

•	our partners’ ability to fund their capital commitments and otherwise fulfill their operating and financial obligations;

•	inability to obtain permits for, or changes in laws, governmental policies or regulations affecting, water withdrawal or usage;

•	the effect of D.R. Horton's controlling level of ownership on us and our stockholders;

•	our ability to realize the potential benefits of the strategic relationship with D.R. Horton;

•	the effect of our merger with D.R. Horton on our ability to maintain relationships with our vendors and customers; and

•	the final resolutions or outcomes with respect to our contingent and other liabilities related to our business.

Other factors, including the risk factors described in Item 1A of our 2016 Annual Report on Form 10-K, in Item 1A of our first and second quarter 2017 Quarterly Reports on Form 10-Q, and in Item 1A of this third quarter 2017 Quarterly Report on Form 10-Q, may also cause actual results to differ materially from those projected by our forward-looking statements. New factors emerge from time to time and it is not possible for us to predict all such factors, nor can we assess the impact of any such factor on our business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.
Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

Our Operations

We are a residential and real estate development company with operations in 14 markets in 10 states, where we own, directly or through joint ventures, interests in 44 residential and mixed-use projects. As of October 5, 2017, we are a majority-owned subsidiary of D.R. Horton, Inc. ("D.R. Horton"), the largest homebuilder by volume in the United States for fifteen consecutive years.
Merger
On June 29, 2017, we entered into the Merger Agreement with D.R. Horton and Force Merger Sub, Inc. (“Merger Sub”), a wholly owned subsidiary of D.R. Horton. At the effective time on October 5, 2017, we merged with Merger Sub and we continued as the surviving entity in the Merger. In the Merger, each existing share of our common stock issued and outstanding immediately prior to the effective time (the “Former Forestar Common Stock”) (except for shares of our common stock that were held by us as treasury shares or by us or D.R. Horton or our or their respective subsidiaries) were converted into the right to receive, at the election of the holders of such shares of Former Forestar Common Stock, either an amount in cash equal to the Cash Consideration ($17.75 per share) or one new share of our common stock (the “New Forestar Common Stock”), subject to proration procedures applicable to oversubscription and undersubscription for the Cash Consideration described in the Merger Agreement. The aggregate amount of Cash Consideration paid by D.R. Horton to holders of Former Forestar Common Stock in the Merger was $558,256,000. In the Merger, 10,487,873 shares of New Forestar Common Stock (representing 25% of the outstanding shares of New Forestar Common Stock immediately after the effective time) were issued to the holders of our common stock and 31,451,063 shares of New Forestar Common Stock (representing 75% of the outstanding share of the New Forestar Common Stock immediately after the effective time) were issued to D.R. Horton.
Key Initiatives

For the past two years we have focused on our key initiatives to reduce costs across our entire organization, review our portfolio of assets and complete non-core asset sales and review our capital structure to allocate capital to maximize shareholder value. The merger with D.R Horton provides us an opportunity to substantially grow our core community development business in the future by establishing a strategic relationship to supply finished lots to D. R. Horton at market prices under a master supply agreement. Under the terms of the master supply agreement, both companies will proactively identify land development opportunities to expand our portfolio of assets.
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
On September 22, 2017, in accordance with our previously announced initiative to sell non-core assets, we sold the common stock of Forestar Petroleum Corporation for $100,000. With the completion of this transaction we have now sold all of our oil and gas assets and related entities. This transaction resulted in a significant tax loss. The corresponding tax benefit is reported in discontinued operations as a discrete event in third quarter 2017.

Results of Operations
A summary of our consolidated results by business segment follows:

	Third Quarter		First Nine Months
	2017	2016	2017	2016
	(In thousands)
Revenues:
Real estate	$33,136	$45,297	$81,880	$127,776
Mineral resources	—	1,423	1,502	3,842
Other	—	487	74	1,199
Total revenues	$33,136	$47,207	$83,456	$132,817
Segment earnings (loss):
Real estate	$11,309	$15,017	$33,327	$108,531
Mineral resources	8,112	1,182	45,580	2,668
Other	257	(196)	(434)	(974)
Total segment earnings	19,678	16,003	78,473	110,225
Items not allocated to segments:
General and administrative expense	(4,979)	(4,505)	(36,556)	(13,992)
Share-based and long-term incentive compensation expense	(424)	(1,024)	(2,767)	(2,980)
Gain on sale of assets	625	—	28,674	—
Interest expense	(2,038)	(3,369)	(6,439)	(17,926)
Loss on extinguishment of debt, net	—	—	—	(35,864)
Other corporate non-operating income	361	58	956	283
Income from continuing operations before taxes attributable to Forestar Group Inc.	13,223	7,163	62,341	39,746
Income tax (expense) benefit	(5,214)	9,666	(33,353)	(7,415)
Net income from continuing operations attributable to Forestar Group Inc.	$8,009	$16,829	$28,988	$32,331
Significant aspects of our results of operations follow:
Third Quarter and First Nine Months 2017

•
Third quarter 2017, real estate segment earnings decreased compared with third quarter 2016 due to $12,810,000 in segment earnings from retail land sales, partially offset by non-cash impairment charges of $7,627,000 in third quarter 2016. First nine months 2017, real estate segment earnings decreased compared with first nine months 2016 primarily due to gains of $121,732,000 in 2016 as a result of executing our key initiative to opportunistically sell non-core assets. In addition, we generated segment earnings of $27,688,000 in first nine months 2016 from retail land sales. These items were partially offset by non-cash impairment charges of $56,453,000 related to six non-core community development projects and two multifamily sites in first nine months 2016. Segment earnings in 2017 reflect higher equity in earnings of unconsolidated ventures as a result of an increase in commercial tract and residential lot sales within these ventures in first nine months 2017 compared with first nine months 2016. We had no retail land sales in third quarter or first nine months 2017.

•
In first quarter 2017, we sold all of our remaining owned mineral assets for approximately $85,700,000. We generated $82,422,000 in gains related to the sale of our mineral assets in first nine months 2017 of which $8,200,000 was recognized in third quarter 2017 as a result of the expiration of a title review period. In addition, as a result of selling our remaining mineral assets in first quarter 2017, we recognized a non-cash impairment charge of $37,900,000 in first nine months 2017 related to the mineral resources reporting unit goodwill.

•
First nine months 2017 general and administrative expense increased compared to first nine months 2016 primarily due to a merger agreement termination fee of $20,000,000 and $5,624,000 in professional fees and other costs incurred associated with proposed merger transactions.

•
Third quarter and first nine months 2017 gain on sale of assets increased compared to third quarter and first nine months 2016 due to the sale of approximately 19,000 acres of timberland and undeveloped land in Georgia and Texas for $46,197,000 in three transactions generating combined proceeds of $45,396,000. We generated combined gains of $28,674,000 in first nine months 2017 of which $625,000 was recognized in third quarter 2017 upon receipt of certain regulatory approvals and release of funds from escrow.

•	Third quarter and first nine months 2017 interest expense decreased primarily due to reducing our debt outstanding by $277,790,000 in 2016.

•	Loss on extinguishment of debt in first nine months 2016 represents the cash tender offer of our 8.5% senior secured notes and other open market purchases of debt securities.
Current Market Conditions
Sales of new U.S. single-family homes in September 2017, according to a joint release by the U.S. Census Bureau and the U.S. Department of Housing and Urban Development, were at a seasonally adjusted annual rate of 667,000 units, representing the highest reading since October 2007.  The reading registered 18.9% above the revised August rate of 561,000 and 17% above the September 2016 rate.  The report reflected strength in new residential home sales in all regions of the country, with particular strength reported in the South.  The U.S. Census Bureau and the U.S. Department of Housing and Urban Development jointly announced that housing starts for September 2017 registered a seasonally adjusted annual rate of 1,127,000 units, representing a 4.7% drop from the August estimate of 1,183,000 units but 6.1% above prior year.  The housing start decrease during the period was partially attributed to hurricanes disrupting construction activity in the South.  Single-family permits, generally viewed as a precursor to housing starts, registered 1,215,000 in September 2017, reflecting a 4.5% decrease from the revised August rate of 1,272,000 and a 4.3% decrease from prior year.  Homebuilder confidence, as measured by the National Association of Homebuilders/Wells Fargo Housing Market Index, declined three points in September to a reading of 64  from a downwardly revised reading of 67 in August.  The decline reflected builders’ concerns about near term labor availability and increases in building material costs in certain markets due to the recent hurricane activity.  On a regional basis, the three month moving averages for builders’ confidence registered the highest in the West followed by the South.  The S&P CoreLogic Case-Shiller National Index, which measures home price appreciation for the entire nation, reflected continued price appreciation across the country. On a year over year basis, the S&P Case-Shiller U.S. National Home Price NSA Index, which covers all nine U.S. Census divisions, reported a 5.9% annual gain in July, up from 5.8% in the previous month.  In the 20-City Composite, Seattle, Portland and Las Vegas reported the highest year over year gains with twelve cities within the Composite reporting greater price increases in the year ending July 2017 versus the year ending June 2017.
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
Real Estate
We own directly or through ventures interests in 44 residential and mixed-use projects comprised of approximately 4,000 acres of real estate located in 10 states and 14 markets. Our real estate segment secures entitlements and develops infrastructure on our lands, primarily for single-family residential and mixed-use communities. We own and manage our projects either directly or through ventures. Our real estate segment revenues are principally derived from the sales of residential single-family lots and tracts, undeveloped land and commercial real estate.

A summary of our real estate results follows:

	Third Quarter		First Nine Months
	2017	2016	2017	2016
	(In thousands)
Revenues	$33,136	$45,297	$81,880	$127,776
Cost of sales	(21,776)	(29,259)	(50,145)	(120,349)
Operating expenses	(2,885)	(5,671)	(11,168)	(24,382)
	8,475	10,367	20,567	(16,955)
Interest income	779	1,191	1,482	1,337
Gain on sale of assets	465	501	1,915	121,732
Equity in earnings of unconsolidated ventures	1,614	3,568	9,475	3,747
Less: Net (income) attributable to noncontrolling interests	(24)	(610)	(112)	(1,330)
Segment earnings	$11,309	$15,017	$33,327	$108,531
Revenues in our owned and consolidated ventures consist of:

	Third Quarter		First Nine Months
	2017	2016	2017	2016
	(In thousands)
Residential real estate	$30,320	$18,963	$75,106	$66,126
Commercial real estate	2,595	7,000	5,862	9,655
Undeveloped land	—	15,667	—	34,184
Commercial and income producing properties	—	12	91	13,065
Other	221	3,655	821	4,746
	$33,136	$45,297	$81,880	$127,776
Residential real estate revenues principally consist of the sale of single-family lots to local, regional and national homebuilders. Owned and consolidated venture residential lot sales volume in third quarter and first nine months 2017 declined as compared with third quarter and first nine months 2016, however, average price per lot sold increased 40 percent in third quarter and 36 percent in first nine months 2017 due to mix of product sold. Residential real estate revenues also included the sale of approximately 41 residential tract acres from one project in Arizona for $6,796,000 generating segment earnings of $715,000 in third quarter 2017. In first nine months 2017, we sold approximately 189 residential tract acres from two projects in Texas and one project in Arizona for $12,546,000 generating segment earnings of $3,843,000.
Commercial real estate revenues principally consist of the sale of tracts to commercial developers that specialize in the construction and operation of income producing properties such as apartments, retail centers, or office buildings. The commercial real estate revenues in third quarter 2017 relate to the sale of 46 acres from two projects in Texas for $2,595,000, generating segment earnings of $2,097,000. The commercial real estate revenues in first nine months 2017 relate primarily to the sale of 65 acres from six projects in Texas, generating segment earnings of $3,876,000. The commercial real estate revenues in third quarter and first nine months 2016 relate primarily to the sale of 108 acres from our San Joaquin River project in Antioch, California for $7,000,000 which provided approximately $37,400,000 in income tax losses to offset tax gains.
We did not sell any retail land in third quarter or first nine months 2017. In third quarter 2016, we sold approximately 6,500 acres of retail land for $15,667,000, or approximately $2,410 per acre, generating $12,810,000 in segment earnings. In first nine months 2016, we sold 13,898 acres of retail land for $34,184,000, or approximately $2,460 per acre, generating approximately $27,688,000 in segment earnings.
Commercial and income producing properties revenue includes revenues from hotel room sales and other guest services, rental revenues from our operating multifamily properties and reimbursement for costs paid to subcontractors plus development and construction fees from certain multifamily projects. The decrease in commercial and income producing properties revenues in third quarter and first nine months 2017 when compared with third quarter and first nine months 2016 was primarily due to the sale of Radisson Hotel & Suites and one multifamily property in 2016 as a result of our key initiative to sell non-core assets.

Units sold consist of:

	Third Quarter		First Nine Months
	2017	2016	2017	2016
Owned and consolidated ventures:
Residential lots sold	240	272	682	975
Revenue per lot sold	$96,638	$69,131	$91,831	$67,301
Commercial acres sold	46	108	66	116
Revenue per commercial acre sold	$56,230	$64,923	$88,312	$83,347
Undeveloped acres sold	—	6,501	—	13,898
Revenue per acre sold	$—	$2,410	$—	$2,460
Ventures accounted for using the equity method:
Residential lots sold	70	60	236	130
Revenue per lot sold	$68,069	$73,773	$69,573	$78,108
Commercial acres sold	—	2	88	4
Revenue per commercial acre sold	$—	$750,902	$263,674	$527,152
Undeveloped acres sold	—	—	—	—
Revenue per acre sold	$—	$—	$—	$—
Cost of sales in third quarter and first nine months 2017 decreased when compared with third quarter and first nine months 2016 primarily due to non-cash impairment charges of $7,627,000 and $56,453,000 associated with six non-core community development projects and two multifamily sites in 2016, lower lot sale activity from our owned and consolidated projects and no undeveloped land sales in third quarter and first nine months 2017.
Operating expenses consist of:

	Third Quarter		First Nine Months
	2017	2016	2017	2016
	(In thousands)
Employee compensation and benefits	$871	$1,940	$3,440	$7,686
Property taxes	413	792	2,657	5,107
Professional services	720	1,513	2,208	4,244
Depreciation and amortization	33	39	100	937
Other	848	1,387	2,763	6,408
	$2,885	$5,671	$11,168	$24,382
The decrease in employee compensation and benefits expense in third quarter and first nine months 2017 is principally related to reductions in personnel resulting from our key initiatives to reduce costs across our entire organization and our plan to sell non-core assets. The decrease in property taxes and depreciation and amortization is primarily due to the sale of Radisson Hotel & Suites and one wholly-owned multifamily property in 2016. The decrease in other operating expenses is primarily due to $1,605,000 of pre-acquisition and development costs in first nine months 2016 associated with multifamily and mitigation projects that we no longer intended to pursue, operating cost savings from non-core community development projects sold in 2016 and other cost reductions across the organization.
Interest income principally represents interest received on reimbursements from utility and improvement districts.
First nine months 2017 gain on sale of assets consists primarily of $465,000 received from the Cibolo Canyons Special Improvement District (CCSID) funded by hotel occupancy and sales and use tax revenues and $1,318,000 associated with the reduction of a surety bond in connection with our credit support of a 2014 CCSID bond issuance. As the CCSID bond principal decreases, our credit support obligation is reduced and certain deferred gains associated with our receipt of proceeds from CCSID funded by its 2014 bond issuance will be recognized.
Gain on sale of assets in first nine months 2016 includes a gain of $95,336,000 related to sale of the Radisson Hotel & Suites, a gain of $9,116,000 related to sale of the Eleven multifamily project, a gain of $1,229,000 associated with sale of the Dillon multifamily project, a gain of $10,363,000 related to sale of our interest in the 360° multifamily venture, a gain of $3,968,000 associated with the sale of the Music Row multifamily project, a gain of $1,219,000 associated with the reduction of a surety bond supporting the 2014 CCSID bond issuance and $501,000 from CCSID funded by hotel occupancy and sales and use tax collections.

The increase in equity in earnings from our unconsolidated ventures in first nine months 2017 compared with first nine months 2016 is primarily due to higher lot sale activity and earnings from LM Land Holdings, LP which benefited from the sale of 42 commercial acres for $13,600,000, generating venture earnings of $10,683,000, of which $6,321,000 was deferred and will be recognized as development is completed. Based on our 37.5% interest in this venture, our pro-rata share of the earnings associated with this sale was $1,636,000. Venture earnings from 242, LLC also benefited from the sale of 46 commercial acres for $9,719,000 generating $6,612,000 in earnings to the venture. Based on our 50% interest in the venture, our pro-rata share of the earnings associated with this sale was $3,306,000.
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
Our net investment in owned and consolidated real estate by geographic location as of third quarter-end 2017 follows:

State	Entitled, Developed, and Under Development Projects	Land in Entitlement Process and Other	Total
	(In thousands)
Texas	$151,857	$2,778	$154,635
Georgia	6,656	416	7,072
California	1,667	26,813	28,480
North & South Carolina	30,097	45	30,142
Colorado	29,939	—	29,939
Tennessee	16,848	135	16,983
	$237,064	$30,187	$267,251
Mineral Resources
In first quarter 2017, we sold our remaining owned mineral assets for a total purchase price of approximately $85,700,000. We generated total gains of $82,422,000 in first nine months 2017 of which $8,200,000 was recognized in third quarter 2017 as a result of the expiration of a title review period. With the completion of this sale we have divested of substantially all of our oil and gas assets.
A summary of our mineral resources results follows:

	Third Quarter		First Nine Months
	2017	2016	2017	2016
	(In thousands)
Revenues	$—	$1,423	$1,502	$3,842
Cost of mineral resources	—	(182)	(38,315)	(572)
Operating expenses	(238)	(114)	(1,424)	(713)
	(238)	1,127	(38,237)	2,557
Gain on sale of assets	8,200	—	82,422	—
Equity in earnings of unconsolidated ventures	150	55	1,395	111
Segment earnings (loss)	$8,112	$1,182	$45,580	$2,668

Revenues consist of:

	Third Quarter		First Nine Months
	2017	2016	2017	2016
	(In thousands)
Oil royalties (a)	$—	$883	$900	$2,174
Gas royalties	—	330	487	929
Other (principally lease bonus and delay rentals)	—	210	115	739
	$—	$1,423	$1,502	$3,842
 _________________________

(a)	Oil royalties include revenues from oil, condensate and natural gas liquids (NGLs).
In third quarter and first nine months 2017, royalty revenues decreased principally due to the sale of our remaining owned mineral assets.
Cost of mineral resources principally includes a non-cash impairment charge of $37,900,000 in first nine months 2017 associated with goodwill related to the sale of our owned mineral assets in first quarter 2017.
Operating expenses principally consist of employee compensation and benefits, legal and professional services, property taxes and rent expense. The increase in operating expenses in third quarter and first nine months 2017 compared with third quarter and first nine months 2016 is primarily due to incentive compensation and legal expenses associated with the sale of our owned mineral assets.
In first nine months 2017, equity in earnings of unconsolidated ventures represents $1,245,000 in earnings from a venture in which we own a 50% interest. These earnings were principally a result of our purchase of certain mineral assets from the venture. We purchased these assets from the venture for $2,400,000 and subsequently received our pro-rata share of the earnings and distributable cash of $1,200,000 from the venture.

Oil and gas produced and average unit prices related to our royalty interests follows:

	Third Quarter		First Nine Months
	2017	2016	2017	2016
Consolidated entities:
Oil production (barrels)	—	19,400	17,400	54,800
Average oil price per barrel	$—	$44.64	$50.20	$38.08
NGL production (barrels)	—	1,000	600	7,600
Average NGL price per barrel	$—	$16.78	$22.99	$11.40
Total oil production (barrels), including NGLs	—	20,400	18,000	62,400
Average total oil price per barrel, including NGLs	$—	$43.23	$49.38	$34.82
Gas production (millions of cubic feet)	—	170.0	159.9	488.8
Average price per thousand cubic feet	$—	$1.94	$3.05	$1.90
Our share of ventures accounted for using the equity method:
Gas production (millions of cubic feet)	—	35.5	33.4	108.7
Average price per thousand cubic feet	$—	$1.97	$2.98	$1.78
Total consolidated and our share of equity method ventures:
Oil production (barrels)	—	19,400	17,400	54,800
Average oil price per barrel	$—	$44.64	$50.20	$38.08
NGL production (barrels)	—	1,000	600	7,600
Average NGL price per barrel	$—	$16.78	$22.99	$11.40
Total oil production (barrels), including NGLs	—	20,400	18,000	62,400
Average total oil price per barrel, including NGLs	$—	$43.23	$49.38	$34.82
Gas production (millions of cubic feet)	—	205.5	193.3	597.5
Average price per thousand cubic feet	$—	$1.95	$3.03	$1.88
Total BOE (barrel of oil equivalent) (a)	—	54,700	50,200	162,000
Average price per barrel of oil equivalent	$—	$23.47	$29.36	$20.34
 _________________________

(a)	Gas is converted to barrels of oil equivalent (BOE) using a conversion of six Mcf to one barrel of oil.

Other
Our other segment, all of which is non-core, manages our timber holdings, recreational leases and water resource initiatives. Our other segment revenues are principally derived from the sales of wood fiber from our land and leases for recreational uses. At third quarter-end 2017, we did not have any remaining timber holdings or recreational leases, and we had water interests in approximately 1.5 million acres, including a 45 percent nonparticipating royalty interest in groundwater produced or withdrawn for commercial purposes or sold from 1.4 million acres in Texas, Louisiana, Georgia and Alabama, and approximately 20,000 acres of groundwater leases in central Texas. All of our water interests were classified as assets held for sale at third quarter-end 2017.

A summary of our other results follows:

	Third Quarter		First Nine Months
	2017	2016	2017	2016
	(In thousands)
Revenues	$—	$487	$74	$1,199
Cost of sales	(109)	(363)	(518)	(867)
Operating expenses	(34)	(334)	(393)	(1,320)
	(143)	(210)	(837)	(988)
Gain on sale of assets	400	—	400	—
Equity in earnings of unconsolidated ventures	—	14	3	14
Segment earnings (loss)	$257	$(196)	$(434)	$(974)
Revenues consist of:

	Third Quarter		First Nine Months
	2017	2016	2017	2016
	(In thousands)
Fiber	$—	$318	$—	$509
Water	—	—	9	24
Recreational leases and other	—	169	65	666
	$—	$487	$74	$1,199
In third quarter and first nine months 2017, revenues decreased principally due to the sale of our remaining undeveloped land containing our timber holdings and recreational leases.
Cost of sales principally includes non-cash cost of timber cut and sold and delay rental payments paid to others and permit fees related to groundwater leases in central Texas.
The decrease in operating expenses in third quarter and first nine months 2017 when compared with third quarter and first nine months 2016 is primarily due to our key initiatives to sell non-core assets and reduce costs across the organization. Operating expenses associated with our water resources initiatives for first nine months 2017 and 2016 were $321,000 and $703,000.
Gain on sale of assets represents nonrefundable earnest money forfeited by a buyer that terminated a contract to purchase our 20,000 acres of groundwater leases in central Texas. As of third quarter-end 2017, we continued to market this asset for sale and evaluate the long term use and ultimate disposition of this asset.
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

General and administrative expense
General and administrative expenses consist of:

	Third Quarter		First Nine Months
	2017	2016	2017	2016
	(In thousands)
Employee compensation and benefits	$1,502	$2,128	$5,765	$6,859
Professional and consulting services	2,508	1,336	7,863	3,401
Facility costs	210	157	645	592
Depreciation and amortization	68	95	239	314
Insurance costs	162	179	489	546
Other	529	610	21,555	2,280
	$4,979	$4,505	$36,556	$13,992

The increase in general and administrative expense in first nine months 2017 when compared with first nine months 2016 is primarily due to a $20,000,000 merger agreement termination fee and $5,624,000 in professional fees and other costs associated with proposed merger transactions. Employee compensation and benefits includes $652,000 and $486,000 in severance costs incurred in first nine months 2017 and 2016.
Share-based and long-term incentive compensation expense
Our share-based compensation expense fluctuates principally due to a portion of our awards being cash-settled and as a result they are affected by changes in the market price of our common stock. The decrease in share-based and long-term incentive compensation expense in third quarter and first nine months 2017 when compared with third quarter and first nine months 2016 is primarily due to no new share-based awards granted to employees in first nine months 2017.
Gain on Sale of Assets
Third quarter and first nine months 2017 gain on sale of assets increased compared to third quarter and first nine months 2016 due to sale of approximately 19,000 acres of timberland and undeveloped land in Georgia and Texas for $46,197,000 in three transactions generating combined proceeds of $45,396,000. These transactions generated combined gains of $28,674,000 in first nine months 2017 of which $625,000 was recognized in third quarter 2017 upon receipt of certain regulatory approvals and release of funds from escrow.
Interest expense
The decrease in interest expense in third quarter and first nine months 2017 when compared with third quarter and first nine months 2016 is due to a reduction of our debt outstanding by $277,790,000 in 2016.
Loss on Extinguishment of Debt
Loss on extinguishment of debt in first nine months 2016 resulted from retirement of debt pursuant to the cash tender offer on our 8.5% senior secured notes and other open market purchases of debt securities.
Income Taxes
Our effective tax rate from continuing operations was 39 percent in third quarter 2017 and 53 percent for first nine months 2017. Our effective tax rate from continuing operations for first nine months 2017 exceeded the statutory rate due to a change in our valuation allowance due to current year transaction costs (termination fee and other costs) associated with our Merger. In addition, our effective tax rate from continuing operations for first nine months 2017 exceeded the statutory rate due to goodwill impairment associated with our first quarter 2017 sale of owned mineral assets and a benefit from a valuation allowance decrease due to net decreases in our deferred tax assets.
Our effective tax rate from continuing operations was a tax benefit of 124 percent in third quarter 2016 and a tax expense of 18 percent for first nine months 2016. Our effective tax rate from continuing operations for first nine months 2016 of 18 percent differs from the statutory rate of 35 percent primarily due to a benefit from decrease in our valuation allowance related to decrease in our deferred tax assets. In addition, 2017 and 2016 effective tax rates from continuing operations include the effect of state income taxes, nondeductible items and benefits of percentage depletion.
At third quarter-end 2017 and year-end 2016, we have a valuation allowance for our deferred tax assets of $66,461,000 and $73,405,000 for the portion of the deferred tax assets that we have determined is more likely than not to be unrealizable under U.S. GAAP.
In determining our valuation allowance, we assessed available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets under U.S. GAAP. A significant piece of objective evidence evaluated was the cumulative loss incurred over the three-year period ended September 30, 2017, principally driven by impairments of oil and gas and real estate properties in prior years. Such evidence limits our ability to consider other subjective evidence, such as our projected future taxable income.
The amount of the deferred tax asset considered realizable could be adjusted if negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence, such as our projected future taxable income.
Our unrecognized tax benefits totaled approximately $442,000 at third quarter-end 2017, all of which would affect our effective tax rate, if recognized.
On September 22, 2017, in accordance with our previously announced initiative to sell non-core assets, we sold the common stock of Forestar Petroleum Corporation for $100,000. With the completion of this transaction we have now sold all of our oil and gas assets and related entities. This transaction resulted in a significant tax loss. The corresponding tax benefit is reported in discontinued operations as a discrete event in third quarter 2017.

Capital Resources and Liquidity
Sources and Uses of Cash
The consolidated statements of cash flows for first nine months 2017 and 2016 reflect cash flows from both continuing and discontinued operations. We operate in cyclical industries and our cash flows fluctuate accordingly. Our principal sources of cash are proceeds from the sale of real estate, the cash flows from our mineral resources and income producing properties, borrowings and reimbursements from utility and improvement districts. Our principal cash requirements are for the acquisition and development of real estate, either directly or indirectly through ventures, taxes, interest and compensation. Operating cash flows are affected by the timing of the payment of real estate development expenditures and the collection of proceeds from the eventual sale of the real estate, the timing of which can vary substantially depending on many factors including the size of the project, state and local permitting requirements and availability of utilities. Working capital varies based on a variety of factors, including the timing of sales of real estate, collection of receivables, reimbursement from utility and improvement districts and the payment of payables and expenses.
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
In first nine months 2017, net cash provided by operating activities was $994,000 compared to $29,807,000 in net cash provided by operating activities in first nine months 2016. The decrease in cash provided by operating activities year over year was primarily due to the payment of a $20,000,000 merger agreement termination fee and $5,624,000 of professional fees and other costs related to proposed merger transactions, no retail land sales in 2017, $14,703,000 in funds received in first quarter 2016 that were previously held by a qualified intermediary for an intended like-kind exchange that was not completed related to a 2015 sale of undeveloped land and payment of $3,000,000 related to a legal settlement in first nine months 2017. These items were partially offset by an increase in distributions of earnings of unconsolidated ventures in first nine months 2017.
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
In first nine months 2017, net cash provided by investing activities was $127,690,000 principally as a result of sales proceeds of $130,146,000 from the execution of our key initiative to opportunistically sell non-core assets, which includes

$85,240,000 from the sale of our owned mineral assets and working interest assets and $45,396,000 from the sale of our remaining timberland and undeveloped land in Georgia and Texas. In first nine months 2016, net cash provided by investing activities was $311,203,000 principally as a result of sales proceeds of $319,351,000 from the execution of our key initiative to opportunistically sell non-core assets, which includes $128,764,000 from the sale of Radisson Hotel & Suites, $113,772,000 from the sale of multifamily properties and $76,815,000 from sale of oil and gas properties.
Cash Flows from Financing Activities
In first nine months 2017, net cash provided by financing activities was $877,000 principally due to an increase in debt from a consolidated venture project which was partially offset by payroll taxes in excess of proceeds related to issuance of stock based awards. In first nine months 2016, net cash used for financing activities was $315,322,000 principally due to retirement of $225,245,000 of our 8.5% senior secured notes, $5,000,000 of our 3.75% convertible senior notes, $6,750,000 of payments related to amortizing notes associated with our tangible equity units and payment in full of $39,336,000 loans secured by the Radisson Hotel & Suites and the Eleven multifamily property, both of which were sold in second quarter 2016.
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
Real estate development and acquisition expenditures were $38,355,000 and $56,552,000 in first nine months 2017 and 2016.
Liquidity
Prior to Completion of the Merger
At third quarter-end 2017, our senior secured credit facility provided a line of credit commitment of $50,000,000, none of which was drawn, and included a $50,000,000 sublimit for letters of credit, of which $14,267,000 was outstanding. Total borrowings under our senior secured credit facility (including the face amount of letters of credit) were limited by a borrowing base formula. At third quarter-end 2017, we had $14,810,000 in net unused borrowing capacity under our senior secured credit facility.
At third quarter-end 2017, net unused borrowing capacity under our senior secured credit facility is calculated as follows:

Senior Credit Facility
(In thousands)
Borrowing base availability	$29,077
Less: borrowings	—
Less: letters of credit	(14,267)
$14,810
Our net unused borrowing capacity during third quarter 2017 ranged from a high of $14,810,000 to a low of $14,239,000.
Our debt agreements contain financial covenants customary for such agreements including minimum levels of interest coverage and limitations on leverage. At third quarter-end 2017, we were in compliance with the financial covenants of these agreements.
The following table details our compliance with the financial covenants calculated as provided in the senior secured credit facility:

Financial Covenant	Requirement	Third Quarter-End 2017
Interest Coverage Ratio (a)	≥2.50:1.0	23.41:1.0
Total Leverage Ratio (b)	≤50%	25.6%
Tangible Net Worth (c)	≥$479.1 million	$616.4 million
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

(c)
Calculated as the amount by which consolidated total assets exceed consolidated total liabilities. At third quarter-end 2017, the requirement is $479,117,000 computed as: $379,044,000 plus 85 percent of the aggregate net proceeds received by us from any equity offering, plus 75 percent of all positive net income, on a cumulative basis since third quarter-end 2015. This covenant is applied at the end of each quarter.

To make additional discretionary investments, acquisitions, or distributions, we must maintain available liquidity equal to 10 percent of the aggregate commitments in place. At third quarter-end 2017, the minimum liquidity requirement was $5,000,000, compared with $404,852,000 in actual available liquidity based on the unused borrowing capacity under our senior secured credit facility plus unrestricted cash and cash equivalents. The failure to maintain such minimum liquidity does not constitute a default or event of default of our senior secured credit facility.
Discretionary investments in community development may be restricted in the event that the revenue/capital expenditure ratio is less than or equal to 1.0x. At third quarter-end 2017, our revenue/capital expenditure ratio was 2.6x. Revenue is defined as total gross revenues (excluding revenues attributed to Credo and multifamily properties), plus our pro rata share of the operating revenues from unconsolidated ventures. Capital expenditures are defined as consolidated development and acquisition expenditures (excluding investments related to Credo and multifamily properties), plus our pro rata share of unconsolidated ventures’ development and acquisition expenditures.
We may elect to make distributions to our stockholders so long as the total leverage ratio is less than 40 percent, the interest coverage ratio is greater than 3.0:1.0 and available liquidity is not less than $125,000,000, all of which were satisfied at third quarter-end 2017. Regardless of whether the foregoing conditions are satisfied, we may make distributions in an aggregate amount not to exceed $50,000,000 to be funded from up to 65 percent of the net proceeds from sales of multifamily properties and non-core assets, such as the Radisson Hotel & Suites in Austin, and any oil and gas properties.
Following Completion of the Merger

Letter of Credit Facility

On October 5, 2017, we entered into a Letter of Credit Facility Agreement (the “LC Facility Agreement”) providing for a $30,000,000 secured standby letter of credit facility (the “LC Facility”) with Keybank National Association and other lenders party thereto, as banks, Keybank National Association, as letter of credit issuer and administrative agent, and Keybanc Capital Markets, as sole arranger and sole bookrunner.

The LC Facility is secured by $30,000,000 in cash deposited with the administrative agent. We are required to pay a letter of credit fee of 1.25% per annum on the outstanding face amount of the letters of credit issued under the LC Facility, as well as other customary fees and expenses. We also are required to pay an unused facility fee of 0.15% per annum, in each case on the daily amount by which the aggregate commitments exceed the sum of the outstanding letters of credit during each fiscal quarter or portion thereof.

The LC Facility Agreement includes customary representations and warranties, affirmative and negative covenants and other undertakings. The LC Facility Agreement also contains customary events of default. If an event of default occurs, all or a portion of the commitments under the LC Facility may be terminated and/or other rights held by the banks under any of the related facility documents (including against the collateral) may be exercised, subject to certain limitations.

Termination of Senior Credit Facility

On October 5, 2017, in connection with entry into the LC Facility, we terminated our existing senior credit facility (the “Prior Credit Facility”). The Prior Credit Facility provided for a $50,000,000 revolving line of credit that was scheduled to mature on May 15, 2018. This Prior Credit Facility could be prepaid at any time without penalty and included a $50,000,000 sublimit for letters of credit, of which $14,267,000 were outstanding at the time of termination and were transferred to the new LC Facility.

3.75% Convertible Senior Notes

On October 5, 2017, in connection with the consummation of the Merger, we entered into a Third Supplemental Indenture (together with the base indenture and the prior supplemental indentures, the "Indenture") to the Indenture relating to our 3.75% Convertible Senior Notes due 2020 (the “Convertible Notes”).

Pursuant to the Third Supplemental Indenture, the Convertible Notes are no longer convertible into shares of Former Forestar Common Stock and instead are convertible into cash and shares of New Forestar Common Stock based on the per-share weighted average of the cash and shares of New Forestar Common Stock received by our stockholders that affirmatively made an election in connection with the Merger. As a result of such elections, for each share of Former Forestar Common Stock a holder of Convertible Notes was previously entitled to receive upon conversion of Convertible Notes, such holder is instead entitled to receive $14.19785 in cash and 0.20012 of a share of New Forestar Common Stock.

The completion of the Merger constituted a Fundamental Change, as defined in the Indenture. On October 12, 2017, in accordance with the Indenture, we gave notice of the Fundamental Change to holders of the Convertible Notes and made an offer to purchase (a “Fundamental Change Offer”) all or any part (equal to $1,000 or an integral multiple of $1,000) of every holder’s Convertible Notes pursuant to the Fundamental Change Offer on the terms set forth in the Indenture. In the Fundamental Change Offer, we offered to repurchase the Convertible Notes for a price in cash equal to 100% of the aggregate principal amount of Convertible Notes, plus accrued and unpaid interest, if any, to the date of repurchase.

8.50% Senior Secured Notes

On October 30, 2017 (the “Redemption Date”), we redeemed the remaining $5,315,000 aggregate principal amount of outstanding 8.50% Senior Secured Notes due 2022 (the “Notes”). Pursuant to the indenture governing the Notes, the Notes were redeemed for $5,928,063, which was the sum of (a) the present value of 104.250% of the outstanding principal amount of the Notes and the scheduled payments of interest thereon through June 1, 2018 discounted as set forth in such indenture to the Redemption Date, plus (b) accrued and unpaid interest to but not including the Redemption Date.

Available Cash and New Credit Facility

We have significantly reduced our outstanding debt since 2015 and have also generated significant available cash for reinvestment in our core community development business as a result of execution of our key initiatives over the past two years. The merger with D.R Horton provides us an opportunity to substantially grow our business in the future by establishing a strategic relationship to supply finished lots to D. R. Horton at market prices under a master supply agreement. We will fund our growth initially with available cash on our balance sheet, and we are also evaluating our longer-term capital structure, projected future liquidity and working capital requirements. We will pursue a new credit facility to support our growth and will also consider other alternatives to raise additional capital in the future, such as issuing debt or equity securities, as we expand our business with the goal of being a leading national land developer.

Contractual Obligations and Off-Balance Sheet Arrangements
In 2014, FMF Littleton LLC, an equity method venture in which we own a 25 percent interest, obtained a senior secured construction loan in the amount of $46,384,000 to develop a 385-unit multifamily project located in Littleton, Colorado. The outstanding balance was $46,064,000 at third quarter-end 2017. We provided the lender with a guaranty of completion of the improvements; a guaranty for repayment of 25 percent of the principal balance and unpaid accrued interest; and a standard nonrecourse carve-out guaranty. In third quarter 2017, the principal guaranty was reduced from 25 percent to 10 percent of principal due to achievement of certain conditions.
In 2014, CREA FMF Nashville LLC, an equity method venture in which we own a 30 percent interest, obtained a senior secured construction loan in the amount of $51,950,000 to develop a 320-unit multifamily project located in Nashville, Tennessee. The outstanding balance at third quarter-end 2017 was $35,778,000. We provided the lender with a guaranty of completion of the improvements; a guaranty for repayment of 25 percent of the principal balance and unpaid accrued interest; and a standard nonrecourse carve-out guaranty. The principal guaranty will reduce from 25 percent of principal to zero percent upon achievement of certain conditions. In first quarter 2017, the principal guaranty was reduced from 25 percent to 15 percent of principal due to achievement of certain conditions.

Cibolo Canyons—San Antonio, Texas
Cibolo Canyons consists of the JW Marriott ® San Antonio Hill Country Resort & Spa development owned by third parties and a mixed-use development we own. Our net investment in Cibolo Canyons is $43,299,000 at third quarter-end 2017, all of which is related to the mixed-use development.
Mixed-Use Development
The mixed-use development we own consists of 2,100 acres planned to include approximately 2,000 residential lots and 133 commercial acres designated for multifamily and retail uses, of which 1,208 lots and 97 commercial acres have been sold through third quarter-end 2017.
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
Through third quarter-end 2017, our inception-to-date submitted reimbursements for the Cibolo Canyons project were $56,750,000, of which $52,337,000 have been approved, and we have collected $46,567,000, of which $1,435,000 was received in first nine months 2017. At third quarter-end 2017, we have $10,183,000 in pending submitted reimbursements, excluding interest.
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
In 2014, we received $50,550,000 from CCSID principally related to its issuance of $48,900,000 HOT and Sales and Use Tax Revenue Bonds, resulting in recovery of our full Resort investment. These bonds are obligations solely of CCSID and are payable from HOT and sales and use taxes levied on the Resort by CCSID. To facilitate the issuance of the bonds, we provided a $6,846,000 letter of credit to the bond trustee as security for certain debt service fund obligations in the event CCSID tax collections are not sufficient to support payment of the bonds in accordance with their terms. The letter of credit must be maintained until the earlier of redemption of the bonds or scheduled bond maturity in 2034. We also entered into an agreement with the owner of the Resort to assign its senior rights to us in exchange for consideration provided by us, including a surety bond to be drawn if CCSID tax collections are not sufficient to support ad valorem tax rebates payable. The surety bond has a balance of $5,312,000 at third quarter-end 2017. The surety bond decreases as CCSID makes annual ad valorem tax rebate payments, which obligation is scheduled to be retired in full by 2020. All future receipts are expected to be recognized as gains in the period collected. We received $465,000 in first nine months 2017.

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
Statistical and Other Data
A summary of our real estate projects in the entitlement process (a) at third quarter-end 2017 follows:

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

A summary of activity within our active projects in the development process, which includes entitled, developed and under development real estate projects, at third quarter-end 2017 follows:

			Residential Lots/Units		Commercial Acres
Project	County	Interest Owned (a)	Lots/Units Sold Since Inception	Lots/Units Remaining	Acres Sold Since Inception	Acres Remaining

Texas
Austin
Arrowhead Ranch	Hays	100%	26	358	—	19
Hunter's Crossing	Bastrop	100%	510	—	66	39
			536	358	66	58
Corpus Christi
Padre Island (b)	Nueces	50%	—	—	—	13
			—	—	—	13
Dallas-Ft. Worth
Bar C Ranch	Tarrant	100%	487	660	—	—
Lakes of Prosper	Collin	100%	271	16	4	—
Lantana	Denton	100%	3,778	326	44	—
Parkside	Collin	100%	174	26	—	—
The Preserve at Pecan Creek	Denton	100%	645	137	—	7
River's Edge	Denton	100%	—	217	—	—
Stoney Creek	Dallas	100%	347	316	—	—
Summer Creek Ranch	Tarrant	100%	983	245	79	—
Timber Creek	Collin	88%	144	453	—	—
Village Park	Collin	100%	567	—	5	—
			7,396	2,396	132	7
Houston
Barrington Kingwood	Harris	100%	176	4	—	—
City Park	Harris	75%	1,468	—	58	103
Harper's Preserve (b)	Montgomery	50%	634	1,189	76	1
Imperial Forest	Harris	100%	84	347	—	—
Long Meadow Farms (b)	Fort Bend	38%	1,734	62	237	60
Southern Trails (b)	Brazoria	80%	995	—	1	—
Spring Lakes	Harris	100%	348	—	29	—
Summer Lakes	Fort Bend	100%	811	251	58	1
Summer Park	Fort Bend	100%	135	64	36	65
Willow Creek Farms II	Waller / Fort Bend	90%	154	111	—	—
			6,539	2,028	495	230
San Antonio
Cibolo Canyons	Bexar	100%	1,208	790	97	36
Oak Creek Estates	Comal	100%	352	—	13	—
Olympia Hills	Bexar	100%	754	—	10	—
Stonewall Estates	Bexar	100%	386	—	—	—
			2,700	790	120	36
			17,171	5,572	813	344

			Residential Lots/Units		Commercial Acres
Project	County	Interest Owned (a)	Lots/Units Sold Since Inception	Lots/Units Remaining	Acres Sold Since Inception	Acres Remaining
Colorado
Denver
Buffalo Highlands	Weld	100%	—	164	—	—
Cielo	Douglas	100%	—	343	—	—
Johnstown Farms	Weld	100%	281	355	2	—
Pinery West	Douglas	100%	86	—	20	104
Stonebraker	Weld	100%	—	603	—	—
			367	1,465	22	104
Georgia
Atlanta
Harris Place	Paulding	100%	24	3	—	—
Montebello (b)	Forsyth	90%	—	223	—	—
Seven Hills	Paulding	100%	939	313	26	113
West Oaks	Cobb	100%	19	37	—	—
			982	576	26	113
North & South Carolina
Charlotte
Ansley Park	Lancaster	100%	—	307	—	—
Habersham	York	100%	127	60	1	5
Moss Creek	Cabarrus	100%	—	84	—	—
Walden	Mecklenburg	100%	—	384	—	—
			127	835	1	5
Raleigh
Beaver Creek (b)	Wake	90%	90	103	—	—
			90	103	—	—
			217	938	1	5
Tennessee
Nashville
Beckwith Crossing	Wilson	100%	49	50	—	—
Morgan Farms	Williamson	100%	147	26	—	—
Scales Farmstead	Williamson	100%	72	125	—	—
Weatherford Estates	Williamson	100%	16	1	—	—
			284	202	—	—
Wisconsin
Madison
Juniper Ridge/Hawks Woods (b) (d)	Dane	90%	56	158	—	—
Meadow Crossing II (b) (c)	Dane	90%	31	141	—	—
			87	299	—	—
Arizona, California, Utah
Tucson
Boulder Pass (b) (d)	Pima	50%	38	50	—	—
Dove Mountain	Pima	100%	—	—	—	—
			38	50	—	—
Oakland
San Joaquin River	Contra Costa/Sacramento	100%	—	—	264	25
			—	—	264	25
Salt Lake City
Suncrest (b) (d)	Salt Lake	90%	1	173	—	—
			1	173	—	—
			39	223	264	25

Total	19,147	9,275	1,126	591

 _________________________

(a)	Interest owned reflects our total interest in the project, whether owned directly or indirectly, which may be different than our economic interest in the project.

(b)	Projects in ventures that we account for using equity method.

(c)	Venture project that develops and sells homes.

(d)	Venture project that develops and sells lots and homes.
A summary of our non-core multifamily operating properties at third quarter-end 2017 follows:

Project	Market	Interest Owned (a)	Type	Acres	Description
Elan 99	Houston	90%	Multifamily	17	360-unit luxury apartment
Acklen	Nashville	30%	Multifamily	4	320-unit luxury apartment
HiLine	Denver	25%	Multifamily	18	385-unit luxury apartment
 _________________________

(a)	Interest owned reflects our total interest in the project, whether owned directly or indirectly, which may be different than our economic interest in the project.

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

Item 1A. Risk Factors
There are no material changes from the risk factors disclosed in our 2016 Annual Report on Form 10-K and our first and second quarter 2017 Quarterly Reports on Form 10-Q except as follows:
So long as D.R. Horton controls us, our other stockholders will have limited ability to influence matters requiring stockholder approval, and D.R. Horton's interest may conflict with the interests of our other stockholders.
        D.R. Horton beneficially owns approximately 75% of our common stock. As a result, until such time as D.R. Horton and its controlled affiliates hold shares representing less than a majority of the votes entitled to be cast by our stockholders at a stockholder meeting, D.R. Horton generally will have the ability to control the outcome of any matter submitted for the vote of our stockholders, except in certain circumstances set forth in the our new certificate of incorporation or bylaws. In addition, under the terms of a stockholder's agreement with D.R. Horton, so long as D.R. Horton or its affiliates own 35% or more of our voting securities, we may not take certain actions without D.R. Horton's approval, including certain actions with respect to equity issuances, indebtedness, acquisitions and executive hiring, termination and compensation.
        In addition, pursuant to the stockholder's agreement with D.R. Horton, we are subject to certain requirements and limitations regarding the composition of our Board. However, many of those requirements and limitations expire in January 2019 (15 months after the merger). Thereafter, for so long as D.R. Horton and its controlled affiliates hold shares of our common stock representing at least a majority of the votes entitled to be cast by our stockholders at a stockholder meeting, D.R. Horton will be able to nominate and elect all the members of our Board, subject to a requirement that we and D.R. Horton use reasonable best efforts to cause at least three directors to qualify as "independent directors," as such term is defined in the NYSE listing rules, and applicable law. The directors elected by D.R. Horton will have the authority to make decisions affecting our capital structure, including the issuance of additional capital stock or options, the incurrence of additional indebtedness, the implementation of stock repurchase programs and the declaration of dividends.
        The interests of D.R. Horton may not coincide with the interests of our other stockholders. D.R. Horton's ability, subject to the limitations in the stockholder's agreement and our new certificate of incorporation and bylaws, to control matters submitted to our stockholders for approval will limit the ability of other stockholders to influence corporate matters, which may cause us to take actions that our stockholders do not view as beneficial to them. In such circumstances, the market price of our common stock could be adversely affected. In addition, the existence of a controlling stockholder may have the effect of making it more difficult for a third party to acquire us, or may discourage a third party from seeking to acquire us. A third party would be required to negotiate any such transaction with D.R. Horton, and the interests of D.R. Horton with respect to such transaction may be different from the interests of our other stockholders.
        Subject to limitations in the stockholder's agreement and the our new certificate of incorporation that limit D.R. Horton's ability to take advantage of certain corporate opportunities, D.R. Horton is not restricted from competing with us or otherwise taking for itself or its other affiliates certain corporate opportunities that may be attractive to us.
Any inability to resolve favorably any disputes that may arise between us and D.R. Horton may result in a significant reduction of our revenues and earnings.
        Disputes may arise between D.R. Horton and us in a number of areas, including:

•	business combinations involving us;

•	sales or dispositions by D.R. Horton of all or any portion of its ownership interest in us;

•	performance under a master supply agreement between D.R. Horton and us;

•	arrangements with third parties that are exclusionary to D.R. Horton or us; and

•	business opportunities that may be attractive to both D.R. Horton and us.
        We may not be able to resolve any potential conflicts, and even if we do, the resolution may be less favorable than if we were dealing with an unaffiliated party.

        New agreements may be entered into between us and D.R. Horton, and agreements we enter into with D.R. Horton may be amended upon agreement between the parties. Because we are controlled by D.R. Horton, we may not have the leverage to negotiate these agreements, or amendments thereto if required, on terms as favorable to us as those that we would negotiate with an unaffiliated third party.
D.R. Horton's ability to control our Board may make it difficult for us to recruit independent directors.
        So long as D.R. Horton and its controlled affiliates hold shares of our common stock representing at least a majority of the votes entitled to be cast by our stockholders at a stockholders' meeting, D.R. Horton will be able to elect all of the members of our Board, subject to the requirement to nominate one individual from the pre-merger Board at our 2018 annual meeting of stockholders. Further, the interests of D.R. Horton and our other stockholders may diverge. Under these circumstances, persons who might otherwise accept an invitation to join our Board may decline.
We qualify as a "controlled company" within the meaning of the NYSE rules and, as a result, may elect to rely on exemptions from certain corporate governance requirements that provide protection to stockholders of companies that are not "controlled companies."
        So long as D.R. Horton owns more than 50% of the total voting power of our common stock, we qualify as a "controlled company" under the NYSE corporate governance standards. As a controlled company, we may under the NYSE rules elect to be exempt from obligations to comply with certain NYSE corporate governance requirements, including the requirements:

•	that a majority of our Board consist of independent directors;

•	that we have a nominating and governance committee that is composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities;

•	that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities; and

•	that an annual performance evaluation of the nominating and governance committee and compensation committee be performed.
        We have not elected to utilize the “controlled company” exemptions at this time. However, if we elect to use the "controlled company" exemptions, our stockholders will not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.
We may not realize potential benefits of the strategic relationship with D.R. Horton, including the transactions contemplated by a master supply agreement with D.R. Horton.
        A master supply agreement establishes a strategic relationship between us and D.R. Horton for the supply of developed lots. Under the master supply agreement, we will, and D.R. Horton may, present lot development opportunities that it desires to develop to the other party, subject to certain exceptions. The parties will collaborate with respect to such opportunities and, if they elect to develop such opportunities, D.R. Horton will have a right of first refusal to acquire some or all of the lots developed by us, as set forth in the master supply agreement, on market terms as determined by the parties. There are numerous uncertainties associated with our relationship with D.R. Horton, including the risk that the parties will be unable to negotiate mutually acceptable terms for lot development opportunities and the fact that D.R. Horton is not obligated to present lot development opportunities to us. As a result, we may not realize potential growth or other benefits from the strategic relationship with D.R. Horton, which may affect our financial condition or results of operations following completion of the merger.
D.R. Horton's control of us or the strategic relationship between D.R. Horton and us may negatively affect our business relationships with other builder customers.
        So long as D.R. Horton controls us or the strategic relationship between D.R. Horton and us remains in place, our business relationships with other builder customers may be negatively affected, including as a result of the risk that such other builder customers may believe that we will favor D.R. Horton over our other customers. In addition, we have in the past relied on builder referrals as a source for land development opportunities, and there is a risk that builders may refer such opportunities to land developers other than us as a result of our close alignment with D.R. Horton.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities (a)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
Month 1 (7/1/2017 — 7/31/2017)	—	$—	—	3,222,692
Month 2 (8/1/2017 — 8/31/2017)	—	$—	—	3,222,692
Month 3 (9/1/2017 — 9/30/2017)	—	$—	—	3,222,692
	—	$—	—
 _________________________

(a)
On February 11, 2009, we announced that our Board of Directors authorized the repurchase of up to 7,000,000 shares of our common stock. We have purchased 3,777,308 shares under this authorization, which has no expiration date. The foregoing purchase authorization is deemed to have terminated upon closing of our merger with D.R. Horton on October 5, 2017.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit	Description

3.1
Amended and Restated Certificate of Incorporation of Forestar Group Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 10, 2017).

3.2	Amended and Restated Bylaws of Forestar Group Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 10, 2017).
3.3
Certificate of Elimination of Series B Junior Participating Preferred Stock of Forestar Group Inc. (incorporated by reference to Exhibit 3.13 to the Company’s Registration Statement on Form 8-A/A filed with the Commission on October 5, 2017).

4.1
Third Supplemental Indenture, dated October 5, 2017, between Forestar Group Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 10, 2017).

10.1
Letter of Credit Facility Agreement, dated October 5, 2017, among Forestar Group Inc., Keybank National Association, as lender and administrative agent, and Keybanc Capital Markets, as sole arranger and sole bookrunner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 10, 2017).

10.2
Shared Services Agreement, dated October 6, 2017, between Forestar Group Inc. and D.R. Horton, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 10, 2017).

10.3	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on October 10, 2017).
10.4
First Amendment to Employment Agreement, dated as of August 25, 2017, by and between Forestar Group Inc. and Phillip J. Weber (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 28, 2017).

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
101.1
The following materials from Forestar’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income (Loss) and Comprehensive Income (Loss), (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORESTAR GROUP INC.

Date: November 2, 2017	By:	/s/ Charles D. Jehl
Charles D. Jehl
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)