Form 10-K
period 2017-12-31
Forestar Group Inc.
filed 2018-02-28
CIK 1406587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From                 to
Commission File Number: 001-33662
Forestar Group Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-1336998
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
10700 Pecan Park Blvd., Suite 150
Austin, Texas 78750
(Address of Principal Executive Offices, including Zip Code)
Registrant’s telephone number, including area code: (512) 433-5200
6300 Bee Cave Road, Building Two, Suite 500
Austin, Texas 78746
(Former Name or Former Address,if Changed Since Last Report)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, par value $1.00 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing sales price of the Common Stock on the New York Stock Exchange on June 30, 2017, was approximately $707 million. For purposes of this computation, all officers, directors, and ten percent beneficial owners of the registrant (as indicated in Item 12) are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or ten percent beneficial owners are, in fact, affiliates of the registrant.
As of February 23, 2018, there were 41,938,936 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Selected portions of the Company’s definitive proxy statement for the 2018 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.	Business
Overview
Forestar Group Inc. is a residential and mixed-use real estate development company. As of October 5, 2017, we are a majority-owned subsidiary of D.R. Horton, Inc. ("D.R. Horton"). For a discussion of the terms of the D.R. Horton merger (the"Merger"), see "Business - D.R. Horton Merger" in Part I, Item 1 of this annual report on Form 10-K. In our core community development business we own directly or through ventures interests in 49 residential and mixed-use projects located in 11 states and 16 markets. In addition, we own interests in various other assets that have been identified as non-core that we are divesting opportunistically over time. In 2017, we had revenues of $114.3 million and net income of $50.3 million. Unless the context otherwise requires, references to “we,” “us,” “our” and “Forestar” mean Forestar Group Inc. and its consolidated subsidiaries. Unless otherwise indicated, information is presented as of December 31, 2017, and references to acreage owned include approximate acres owned by us and ventures regardless of our ownership interest in a venture.
For the past two years we have focused on reducing costs across our entire organization, selling non-core assets, reducing our outstanding debt and reviewing our portfolio of assets and capital allocation to maximize shareholder value. The merger with D.R. Horton provides us an opportunity to grow our core community development business by establishing a strategic relationship to supply finished lots to D.R. Horton at market prices under the Master Supply Agreement. Under the terms of the Master Supply Agreement, both companies will proactively identify land development opportunities to expand our portfolio of assets. As our controlling shareholder, D.R. Horton has significant influence in guiding our strategic direction and operations. As of February 23, 2018, we have acquired 13 new projects since the Merger, representing nearly 5,300 planned lots, of which approximately 35 percent are under contract to sell to D.R. Horton and a majority of these remaining lots are also expected to be sold to D.R. Horton in accordance with the Master Supply Agreement between the two companies.
2018 Strategic Initiatives
Our 2018 strategic initiatives include making significant investments in land acquisition and development to expand our community development business into a diversified national platform and finalizing non-core asset sales. On February 8, 2018, we entered into and closed on a Purchase and Sale Agreement with Starwood Land, L.P. ("Starwood") to sell 24 legacy projects for $232,000,000. This strategic asset sale included projects owned both directly and indirectly through ventures and consisted of approximately 750 developed and under development lots, over 4,000 future undeveloped lots (including all real estate associated with the Cibolo Canyons mixed-use development), 730 unentitled acres in California, an interest in one multifamily operating property and a multifamily development site. This sale helps to further streamline our business and provide additional capital for future growth. We plan to invest the capital principally into new land development projects with goals of improving returns and enhancing value for our shareholders.
Business Segments
We manage our operations through three business segments:

•	Real estate,

•	Mineral resources, and

•	Other.
Our real estate segment provided approximately 99 percent of our 2017 consolidated revenues. We are focused on maximizing real estate value through the entitlement and development of strategically located residential and mixed-use communities. We secure entitlements by delivering thoughtful plans and balanced solutions that meet the needs of communities where we operate. Residential development activities target lot sales to local, regional and national home builders who build quality products and have strong and effective marketing and sales programs. We invest in projects across the United States that possess key demographic and growth characteristics that we believe make them attractive real estate investments. In 2016, we announced that multifamily was a non-core business and we have been opportunistically divesting our multifamily assets. At year-end 2017, a multifamily site in Austin was classified within assets held for sale and we owned interests in two multifamily operating properties.
Our mineral resources segment, which is also non-core, provided one percent of our 2017 consolidated revenues. In first quarter 2017, we sold all of the remaining assets for approximately $85,700,000, which generated gains of $82,422,000 in 2017.

Our other segment, all of which is non-core, provided no material revenues in 2017. Historically, revenues from this segment were generated by sales of wood fiber from our land, principally in Georgia, and leasing land for recreational uses. At year-end 2017, we did not have any remaining timber holdings or recreational leases. We have non-core water interests in 1.5 million acres, including a 45 percent nonparticipating royalty interest in groundwater produced or withdrawn for commercial purposes or sold from 1.4 million acres in Texas, Louisiana, Georgia and Alabama that were classified as assets held for sale at year-end 2017, and 20,000 acres of groundwater leases in central Texas.
Our results of operations, including information regarding our business segments, are discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Item 8, Financial Statements and Supplementary Data.
Real Estate
In our real estate segment, we conduct project planning and management activities related to the acquisition, entitlement, development and sale of real estate, principally residential and mixed-use communities, which we refer to as community development. We own and manage our projects either directly or through ventures, which we may use to achieve a variety of business objectives, including more effective capital deployment, risk management, and leveraging a partner’s local market contacts and expertise.
At year-end 2017, we had 49 entitled, developed or under development projects in 11 states and 16 markets planned for residential and commercial uses. We may sell land at any point when additional time required for entitlement or investment in development will not meet our return criteria or for other strategic reasons.
A summary of our real estate projects in the entitlement process (a) classified as assets held for sale at year-end 2017 follows:

Project	County	Market	Project Acres (b)
California
Hidden Creek Estates (c)	Los Angeles	Los Angeles	700
Terrace at Hidden Hills (c)	Los Angeles	Los Angeles	30
Total			730
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

(b)	Project acres are approximate.

(c)
Included in the strategic asset sale to Starwood on February 8, 2018. Please read Note 22 — Subsequent Event to our consolidated financial statements in this report for additional information regarding this transaction.

Products
The majority of our projects are single-family residential and mixed-use communities. In some cases, commercial land uses within a project enhance the desirability of a community by providing convenient locations for resident support services.
We develop lots for single-family homes on sites we typically purchase in the open market. We sell residential lots primarily to local, regional and national home builders. At year-end 2017, we had interests in 49 entitled, developed or under development projects in 11 states and 16 markets, comprised of land planned for approximately 11,600 residential lots and units. We sold approximately 750 developed and under development lots and over 4,000 future undeveloped lots subsequent to year-end 2017 in a strategic asset sale to Starwood.
Land designated for commercial uses is typically sold to regional and local commercial developers. We had approximately 560 acres of entitled land designated for commercial use at year-end 2017, of which approximately 254 acres were sold subsequent to year-end 2017 in a strategic asset sale to Starwood.

A summary of our projects in the development process, which includes entitled, developed and under development single-family and mixed-use projects, at year-end 2017 follows:

			Residential Lots/Units		Commercial Acres
Project	County	Interest Owned (a)	Lots/Units Sold Since Inception	Lots/Units Remaining	Acres Sold Since Inception	Acres Remaining
Projects with lots/units in inventory, under development or future planned development, projects with remaining commercial acres only and projects sold out in 2017
Texas
Austin
Arrowhead Ranch (e)	Hays	100%	32	352	—	19
Hunter's Crossing (e)	Bastrop	100%	510	—	66	39
			542	352	66	58
Corpus Christi
Padre Island (b)	Nueces	50%	—	—	—	13
			—	—	—	13
Dallas-Ft. Worth
Bar C Ranch	Tarrant	100%	487	660	—	—
Lakes of Prosper	Collin	100%	283	4	4	—
Lakewood Trails	Kaufman	100%	—	599	—	—
Lantana	Denton	100%	3,801	303	44	—
Parkside	Collin	100%	186	14	—	—
The Preserve at Pecan Creek	Denton	100%	669	113	—	7
River's Edge	Denton	100%	—	217	—	—
Stoney Creek (e)	Dallas	100%	347	316	—	—
Summer Creek Ranch	Tarrant	100%	983	245	79	—
Timber Creek	Collin	88%	172	425	—	—
Village Park	Collin	100%	567	—	5	—
			7,495	2,896	132	7
Houston
Barrington Kingwood (e)	Harris	100%	180	—	—	—
City Park	Harris	75%	1,468	—	78	83
Harper's Preserve (b) (e)	Montgomery	50%	634	1,189	76	1
Imperial Forest	Harris	100%	84	347	—	—
Long Meadow Farms (b)	Fort Bend	38%	1,762	34	237	60
Southern Colony	Fort Bend	100%	—	400	—	—
Southern Trails (b)	Brazoria	80%	995	—	1	—
Spring Lakes	Harris	100%	348	—	29	—
Summer Lakes (e)	Fort Bend	100%	811	251	58	1
Summer Park (e)	Fort Bend	100%	135	64	36	65
Willow Creek Farms II	Waller / Fort Bend	90%	218	47	—	—
			6,635	2,332	515	210
San Antonio
Cibolo Canyons (e)	Bexar	100%	1,242	756	108	25
Oak Creek Estates	Comal	100%	352	—	13	—
Olympia Hills	Bexar	100%	754	—	10	—
Stonewall Estates	Bexar	100%	386	—	—	—
			2,734	756	131	25
Total Texas			17,406	6,336	844	313
Colorado
Denver
Buffalo Highlands (e)	Weld	100%	—	164	—	—
Cielo	Douglas	100%	—	343	—	—
Johnstown Farms (e)	Weld	100%	281	355	2	—
Pinery West (e)	Douglas	100%	86	—	20	104
Stonebraker (e)	Weld	100%	—	603	—	—
			367	1,465	22	104

			Residential Lots/Units		Commercial Acres
Project	County	Interest Owned (a)	Lots/Units Sold Since Inception	Lots/Units Remaining	Acres Sold Since Inception	Acres Remaining
Florida
Palm Bay
The Preserves at Stonebriar	Brevard	100%	—	328	—	—
			—	328	—	—
Sarasota-Bradenton
Fox Creek	Sarasota	100%	—	422	—	—
Palisades	Manatee	100%	—	150	—	—
			—	572	—	—
Total Florida			—	900	—	—
Georgia
Atlanta
Harris Place	Paulding	100%	25	2	—	—
Independence	Gwinnett	100%	—	760	—	—
Montebello (b)	Forsyth	90%	—	223	—	—
Seven Hills	Paulding	100%	949	303	26	113
West Oaks	Cobb	100%	19	37	—	—
			993	1,325	26	113
North & South Carolina
Charlotte
Ansley Park (e)	Lancaster	100%	—	307	—	—
Habersham	York	100%	139	48	1	5
Moss Creek	Cabarrus	100%	—	84	—	—
Walden (e)	Mecklenburg	100%	—	384	—	—
			139	823	1	5
Raleigh
Beaver Creek (b) (e)	Wake	90%	108	85	—	—
			108	85	—	—
Total North & South Carolina			247	908	1	5
Tennessee
Nashville
Beckwith Crossing	Wilson	100%	58	41	—	—
Morgan Farms	Williamson	100%	151	22	—	—
Scales Farmstead (e)	Williamson	100%	84	113	—	—
Weatherford Estates	Williamson	100%	16	1	—	—
			309	177	—	—
Wisconsin
Madison
Juniper Ridge/Hawks Woods (b) (d) (e)	Dane	90%	70	144	—	—
Meadow Crossing II (b) (c) (e)	Dane	90%	32	140	—	—
			102	284	—	—
Arizona, California, Utah
Tucson
Boulder Pass (b) (d) (e)	Pima	50%	39	49	—	—
Dove Mountain	Pima	100%	—	—	—	—
			39	49	—	—
Oakland
San Joaquin River	Contra Costa/Sacramento	100%	—	—	264	25
			—	—	264	25
Salt Lake City
Suncrest (b) (d) (e)	Salt Lake	90%	5	169	—	—
			5	169	—	—
Total Arizona, California, Utah			44	218	264	25
Total			19,468	11,613	1,157	560

___________________

(a)	Interest owned reflects our total interest in the project, whether directly or indirectly, which may be different than our economic interest in the project.

(b)	Projects in ventures that we account for using equity method.

(c)	Venture project that develops and sells homes.

(d)	Venture project that develops and sells lots and homes.

(e)
Included in the strategic asset sale to Starwood on February 8, 2018. The owned projects are classified as assets held for sale and our equity interests in ventures continued to be classified as investment in unconsolidated ventures at year-end 2017. Please read Note 22 — Subsequent Event to our consolidated financial statements in this report for additional information regarding this transaction.

A summary of our non-core multifamily operating properties at year-end 2017 follows:

Project	Market	Interest Owned (a)	Type	Acres	Description
Elan 99 (b)	Houston	90%	Multifamily	17	360-unit luxury apartment
HiLine	Denver	25%	Multifamily	18	385-unit luxury apartment

_____________________

(a)	Interest owned reflects our total interest in the project, whether owned directly or indirectly, which may be different than our economic interest in the project.

(b)
Included in the strategic asset sale to Starwood on February 8, 2018. Please read Note 22 — Subsequent Event to our consolidated financial statements in this report for additional information regarding this transaction.

Our net investment in owned and consolidated real estate projects by state at year-end 2017 follows:

State	Entitled, Developed, and Under Development Projects	Other Real Estate Costs	Real Estate, Net	Real Estate Held for Sale
	(In thousands)
Texas	$61,835	$2,803	$64,638	$93,990
Georgia	25,273	—	25,273	—
Florida	21,131	—	21,131	—
Colorado	7,120	—	7,120	22,878
Tennessee	5,611	135	5,746	8,878
North and South Carolina	4,805	—	4,805	27,483
California	1,667	—	1,667	27,018
Total	$127,442	$2,938	$130,380	$180,247

Markets
Sales of new single-family homes in December 2017, according to a joint release by the U.S. Census Bureau and the U.S. Department of Housing and Urban Development, were at a seasonally adjusted annual rate of 625,000 units. On a year over year basis, U.S. single family home sales were 14.1% higher than reported in December 2016. A total of 608,000 new home sales were reported for the year, the highest annual level reported since 2007. The number of units for sale at the end of December was 295,000, representing a supply of 5.7 months at the current sales rate. The U.S. Census Bureau and the U.S. Department of Housing and Urban Development jointly announced that housing starts for December 2017 registered a seasonally adjusted annual rate of 1,192,000 units, representing an 8.2% drop from the November estimate of 1,299,000 and a 6.0% decrease from prior year. Seasonally adjusted single-family starts in December were 836,000 units, 11.8% below the revised November rate but 3.5% above prior year. For the year, total housing starts were up 2.4% to 1,202,100, compared to 1,173,800 for 2016, the highest annual rate since 2007. Seasonally adjusted housing permits, generally viewed as a precursor for housing starts, registered 1,302,000 in December 2017, 0.1% below the prior month’s revised reading but 2.8% above the December 2016 rate. Homebuilder confidence, as measured by the National Association of Homebuilders/Wells Fargo Housing Market Index, increased in December on expectations for a stronger economy and potential regulatory relief for the business community. The monthly reading of homebuilder sentiment rose 5 points to 74, the highest reading since 1999 and 5 points higher than a year ago. On a regional basis, the three month moving averages for builders’ confidence increased in all regions with the Midwest registering the highest increase on a percentage basis, followed by the South. The S&P CoreLogic Case-Shiller National Index, which measures home price appreciation for the entire nation, reflected continued price appreciation across the country. On a year over year basis, the S&P Case-Shiller U.S. National Home Price NSA Index, which covers all nine U.S. Census divisions, reported a 6.2% annual gain in November, up from 6.1% in the previous month.
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
The land acquisition and development business is highly fragmented, and we are unaware of any meaningful concentration of market share by any one competitor. Enterprises of varying sizes, from individuals or small companies to large corporations, actively engage in the real estate development business. Many competitors are local, privately-owned companies. We have a few regional competitors and a few national land developer competitors in addition to national home builders that, depending on business cycles and market conditions, may enter or exit the real estate development business in some locations to develop lots on which they construct and sell homes. During periods when access to capital is restricted, participants in a weaker financial condition tend to be less active.
 Discontinued Operations
At year-end 2016, we had divested substantially all of our oil and gas working interest properties. As a result of this significant change in our operations, we have reported the results of operations and financial position of these assets as discontinued operations within our consolidated statements of income (loss) and consolidated balance sheets for all periods presented. In addition, in second quarter 2016, we changed the name of the oil and gas segment to mineral resources to reflect the strategic shift from oil and gas working interests to owned mineral interests.
In third quarter 2017, we sold the common stock of Forestar Petroleum Corporation for $100,000. With the completion of this transaction we have sold all of our oil and gas working interest assets and related entities. This transaction resulted in a significant tax loss with the corresponding tax benefit reported as discontinued operations.
Mineral Resources
In first quarter 2017, we sold our remaining owned mineral assets for approximately $85,700,000. With the completion of this sale we have divested all of our owned mineral assets.
Other
At year-end 2017, we did not have any remaining timber holdings or recreational leases. We had water interests in 1.5 million acres which includes a 45 percent nonparticipating royalty interest in groundwater produced or withdrawn for commercial purposes or sold from 1.4 million acres in Texas, Louisiana, Georgia and Alabama, and 20,000 acres of groundwater leases in central Texas. Our nonparticipating royalty interests are classified as assets held for sale at year-end 2017. We have not received significant revenues or earnings from these interests.
Employees
At year-end 2017, we had 34 employees. None of our employees participate in collective bargaining arrangements. We believe we have a good relationship with our employees.
Environmental Regulations
Our operations are subject to federal, state and local laws, regulations and ordinances relating to protection of public health and the environment. Changes to laws and regulations may adversely affect our ability to develop real estate or withdraw groundwater, or may require us to investigate and remediate contaminated properties. Additionally, these laws may impose liability on property owners or operators for the costs of removal or remediation of hazardous or toxic substances on real property, without regard to whether the owner or operator knew, or was responsible for, the presence of the hazardous or toxic substances. The presence of, or the failure to properly remediate, such substances may adversely affect the value of a property, as well as our ability to sell the property or to borrow funds using that property as collateral. Environmental claims generally would not be covered by our insurance programs.
In 2016, we sold all but 25 acres of a 289 acre former paper manufacturing facility near Antioch, California, approximately 80 acres of which had not yet received a certificate of completion under the voluntary environmental remediation program in which we were participating. The buyer of the site assumed responsibility for environmental, remediation and monitoring activities, subject to limited exclusions, and obtained a $20,000,000, ten year pollution legal liability insurance policy naming us as an additional insured.
D.R. Horton Merger
Merger Transaction
On June 29, 2017, we entered into an Agreement and Plan of Merger with D.R. Horton and a wholly-owned subsidiary of D.R. Horton (“Merger Sub”). At the effective time on October 5, 2017, we merged (the “Merger”) with Merger Sub and we continued as the surviving entity in the Merger. In the Merger, each existing share of our common stock issued and outstanding immediately prior to the effective time (the “Former Forestar Common Stock”) was converted into the right to receive, at the election of the holders of the shares of Former Forestar Common Stock, either an amount in cash equal to $17.75 per share (the “Cash Consideration”) or one new share of our common stock (the “New Forestar Common Stock”), subject to proration procedures applicable to oversubscription and undersubscription for the Cash Consideration as described in the Merger agreement. The aggregate amount of the Cash Consideration paid by D.R. Horton to holders of Former Forestar Common Stock in the Merger was $558,256,000, and D.R. Horton funded the payment of the Cash Consideration with cash on hand. In the Merger, 10,487,873 shares of New Forestar Common Stock (representing 25% of the outstanding shares of New Forestar Common Stock immediately after the effective time) were issued to the holders of our common stock and 31,451,063 shares of New Forestar Common Stock (representing 75% of the outstanding shares of the New Forestar Common Stock immediately after the effective time) were issued to D.R. Horton. As of October 5, 2017, we became a majority-owned subsidiary of D.R. Horton and a controlled company under New York Stock Exchange rules.
Stockholder’s Agreement
In connection with the Merger, we entered into a Stockholder’s Agreement with D.R. Horton that, among other things, provide D.R. Horton with certain board and board committee appointment rights and certain approval rights.
Additional information regarding the Stockholder’s Agreement, including a copy of the Stockholder’s Agreement, can be found in our Current Report on Form 8-K filed with the SEC on June 29, 2017.
Master Supply Agreement
In connection with the Merger, we entered into a Master Supply Agreement with D.R. Horton. The terms of the Master Supply Agreement, unless earlier terminated, continue until the earlier of (a) the date that D.R. Horton and its affiliates beneficially own less than 15% of our voting securities and (b) June 29, 2037. However, we have the right to terminate the Master Supply Agreement at any time that D.R. Horton and its affiliates beneficially own less than 25% of our voting securities.
Under the Master Supply Agreement, we will present to D.R. Horton all single-family residential lot development opportunities (subject to certain exceptions) that we desire to acquire and develop that have been approved or conditionally approved by the Forestar Investment Committee (a “Forestar Sourced Opportunity”); and D.R. Horton has the right, but not the obligation, to present us with lot development opportunities that D.R. Horton desires to acquire for development (if presented to us, a “D.R. Horton Sourced Opportunity”).
We and D.R. Horton will collaborate regarding all Forestar Sourced Opportunities and all D.R. Horton Sourced Opportunities, after considering current and future market conditions and dynamics. If we and D.R. Horton agree to pursue a Forestar Sourced Opportunity or a D.R. Horton Sourced Opportunity, such agreement will be evidenced by a mutually agreed upon written development plan prepared at the direction of the Forestar Investment Committee (a “Development Plan”), addressing, among other things, the number, size, layout and projected price of lots, phasing, timing, amenities and entitlements, and are referred to as either a “Forestar Sourced Development” or a “D.R. Horton Sourced Development”, as the case may be.
D.R. Horton or its affiliates have (a) a right of first offer (“ROFO”) to buy up to 50% of the lots in the first phase (and in any subsequent phase in which D.R. Horton purchased at least 25% of the lots in the previous phase) in each Forestar Sourced Development; and (b) the right to purchase up to 100% of the lots in each D.R. Horton Sourced Development, at the then current fair market price and terms per lot, as mutually agreed to by us and D.R. Horton. All lots in a Forestar Sourced Development in which a D.R. Horton affiliate participates as a buyer will be equitably allocated among D.R. Horton and any other builders in each phase taking into consideration the location, size and other attributes associated with the lots. The agreement evidencing the ROFO for the lots in the Forestar Sourced Development (the “ROFO Agreement”), and the purchase and sale agreement for the lots in the D.R. Horton Sourced Development (the “PSA”), will be negotiated, finalized and executed as a part of the Development Plan, and in all events the Development Plan will be finalized, and the ROFO Agreement will be negotiated, finalized and executed, prior to the expiration of the feasibility period in any contract to acquire a Forestar Sourced Development. D.R. Horton will assign to us on an “as-is”, “where-is basis” the contract to acquire a D.R. Horton Sourced Development after the finalization of the Development Plan and PSA for such D.R. Horton Sourced Development.
Additional information regarding the Master Supply Agreement, including a copy of the Master Supply Agreement, can be found in our Current Report on Form 8-K filed with the SEC on June 29, 2017.
Shared Services Agreement
On October 6, 2017, we entered into a Shared Services Agreement with D.R. Horton pursuant to which D.R. Horton will provide us certain administrative, compliance, operational and procurement services. Additional information regarding the Shared Services Agreement, including a copy of the Shared Services Agreement, can be found in our Current Report on Form 8-K filed with the SEC on October 10, 2017.
Available Information
Forestar Group Inc. is a Delaware corporation. Our principal executive offices are located at 10700 Pecan Park Blvd., Suite 150, Austin, Texas 78750. Our telephone number is (512) 433-5200.
From our Internet website, http://www.forestargroup.com, you may obtain additional information about us including:

•	our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other documents as soon as reasonably practicable after we file them with SEC;

•	beneficial ownership reports filed by officers, directors, and principal security holders under Section 16(a) of the Securities Exchange Act of 1934, as amended (or the “Exchange Act”); and

•	corporate governance information that includes our:

•	corporate governance guidelines,

•	audit committee charter

•	compensation committee charter,

•	nominating and governance committee charter,

•	standards of business conduct and ethics,

•	code of ethics for senior financial officers, and

•	information on how to communicate directly with our board of directors.
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
Executive Officers
The names, ages and titles of our executive officers are:

Name	Age	Position
Donald J. Tomnitz	69	Executive Chairman of the Board
Daniel C. Bartok	61	Chief Executive Officer
Charles D. Jehl	49	Chief Financial Officer and Treasurer

Donald J. Tomnitz has served as our Executive Chairman of the Board since October 2017 and was appointed in connection with the Merger with D.R. Horton. Prior to joining Forestar, Mr. Tomnitz served as a consultant to D.R. Horton from October 2014 to September 2017. From November 1998 to September 2014, Mr. Tomnitz was the Vice Chairman and Chief Executive Officer of D.R. Horton. From 1996 until 1998, Mr. Tomnitz was President of D.R. Horton's Homebuilding Division. In 1998, he was elected an Executive Vice President of D.R. Horton and in 2000, he became President of D.R. Horton as well. Before joining D.R. Horton, Mr. Tomnitz was a Captain in the U.S. Army, a Vice President of RepublicBank of Dallas, N.A., and a Vice President of Crow Development Company, a Trammell Crow Company. Mr. Tomnitz holds a Bachelor of Arts Degree in Economics from Westminster College and a Masters of Business Administration in Finance from Western Illinois University
Daniel C. Bartok has served as our Chief Executive Officer since December 2017. Prior to joining Forestar, he served as Executive Vice President of Wells Fargo Bank as head of its Owned Real Estate Group from 2008 to 2017. Prior to joining

Wells Fargo, he was President of Clarion Realty, Inc. a real estate development company operating across multiple states, with an emphasis on residential land development and homebuilding. Mr. Bartok holds a Bachelor of Sciences degree in Accountancy from the University of Illinois and began his career at Price Waterhouse.
Charles D. Jehl has served as our Chief Financial Officer and Treasurer since September 2015. He previously served as our Executive Vice President - Oil and Gas from February 2015 to September 2015, as Executive Vice President - Oil and Gas Business Administration from June 2013 to February 2015, and as Chief Accounting Officer from 2006 to June 2013. Mr. Jehl served as Chief Operations Officer and Chief Financial Officer of Guaranty Insurance Services, Inc. from 2005 to 2006, and as Senior Vice President and Controller from 2000 to 2005. From 1989 to 1999, Mr. Jehl held various financial management positions within Temple-Inland’s financial services segment. Mr. Jehl holds a Bachelor of Arts Degree in Accounting from Concordia Lutheran College and is also a Certified Public Accountant.

Item 1A.	Risk Factors.
Risks Related to our Concentrated Ownership
So long as D.R. Horton controls us, our other stockholders will have limited ability to influence matters requiring stockholder approval, and D.R. Horton's interest may conflict with the interests of our other stockholders.
        D.R. Horton beneficially owns approximately 75% of our common stock. As a result, until such time as D.R. Horton and its controlled affiliates hold shares representing less than a majority of the votes entitled to be cast by our stockholders at a stockholder meeting, D.R. Horton generally has the ability to control the outcome of any matter submitted for the vote of our stockholders, except in certain circumstances set forth in the our certificate of incorporation or bylaws. In addition, under the terms of our certificate of incorporation and the Stockholder's Agreement with D.R. Horton, so long as D.R. Horton or its affiliates own 35% or more of our voting securities, we may not take certain actions without D.R. Horton's approval, including certain actions with respect to equity issuances, indebtedness, acquisitions and executive hiring, termination and compensation.
        In addition, pursuant to the Stockholder's Agreement with D.R. Horton, we are subject to certain requirements and limitations regarding the composition of our Board. However, many of those requirements and limitations expire in January 2019. Thereafter, for so long as D.R. Horton and its controlled affiliates hold shares of our common stock representing at least a majority of the votes entitled to be cast by our stockholders at a stockholder meeting, D.R. Horton is able to nominate and elect all the members of our Board, subject to a requirement that we and D.R. Horton use reasonable best efforts to cause at least three directors to qualify as "independent directors," as such term is defined in the New York Stock Exchange ("NYSE") listing rules, and applicable law. The directors elected by D.R. Horton have the authority to make decisions affecting our capital structure, including the issuance of additional capital stock or options, the incurrence of additional indebtedness, the implementation of stock repurchase programs and the declaration of dividends.
        The interests of D.R. Horton may not coincide with the interests of our other stockholders. D.R. Horton's ability, subject to the limitations in the Stockholder's Agreement and our certificate of incorporation and bylaws, to control matters submitted to our stockholders for approval limits the ability of other stockholders to influence corporate matters, which may cause us to take actions that our other stockholders do not view as beneficial to them. In such circumstances, the market price of our common stock could be adversely affected. In addition, the existence of a controlling stockholder may have the effect of making it more difficult for a third party to acquire us, or may discourage a third party from seeking to acquire us. A third party would be required to negotiate any such transaction with D.R. Horton, and the interests of D.R. Horton with respect to such transaction may be different from the interests of our other stockholders.
        Subject to limitations in the Stockholder's Agreement and our certificate of incorporation that limit D.R. Horton's ability to take advantage of certain corporate opportunities, D.R. Horton is not restricted from competing with us or otherwise taking for itself or its other affiliates certain corporate opportunities that may be attractive to us.
Any inability to resolve favorably any disputes that may arise between us and D.R. Horton may result in a significant reduction of our revenues and earnings.
        Disputes may arise between D.R. Horton and us in a number of areas, including:

•	business combinations involving us;

•	sales or dispositions by D.R. Horton of all or any portion of its ownership interest in us;

•	performance under the Master Supply Agreement between D.R. Horton and us;

•	arrangements with third parties that are exclusionary to D.R. Horton or us; and

•	business opportunities that may be attractive to both D.R. Horton and us.
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
        So long as D.R. Horton and its controlled affiliates hold shares of our common stock representing at least a majority of the votes entitled to be cast by our stockholders at a stockholders' meeting, D.R. Horton is able to elect all of the members of our Board, subject to the requirement to nominate one individual from the pre-merger Board at our 2018 annual meeting of stockholders. Further, the interests of D.R. Horton and our other stockholders may diverge. Under these circumstances, persons who might otherwise accept an invitation to join our Board may decline.

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
We may not realize potential benefits of the strategic relationship with D.R. Horton, including the transactions contemplated by the Master Supply Agreement with D.R. Horton.
        The Master Supply Agreement establishes a strategic relationship between us and D.R. Horton for the supply of developed lots. Under the Master Supply Agreement, we will, and D.R. Horton may, present lot development opportunities that it desires to develop to the other party, subject to certain exceptions. The parties may collaborate with respect to such opportunities and, if they elect to develop such opportunities, D.R. Horton has a right of first offer or right to purchase some or all of the lots developed by us, as set forth in the Master Supply Agreement, on market terms as determined by the parties. There are numerous uncertainties associated with our relationship with D.R. Horton, including the risk that the parties will be unable to negotiate mutually acceptable terms for lot development opportunities and the fact that D.R. Horton is not obligated to present its lot development opportunities to us. As a result, we may not realize potential growth or other benefits from the strategic relationship with D.R. Horton, which may affect our financial condition or results of operations.
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
Risks Related to our Operations
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
Our business is cyclical in nature.
Real estate development of residential lots is influenced by new home construction activity, which can be volatile. Cyclical downturns may materially and adversely affect our business, liquidity, financial condition and results of operations. Our operations are also impacted by general and local economic conditions, including employment levels, consumer confidence and spending, housing demand, availability of financing for homebuyers, tax policy for deductibility of home mortgage interest and property taxes, and interest rate and demographic trends.

Adverse changes in these general and local economic conditions or deterioration in the broader economy would cause a negative impact on our business and financial results and increase the risk for asset impairments and write-offs. Changes in these economic conditions may affect some of our regions or markets more than others. If adverse conditions affect our larger markets, particularly Texas, they could have a proportionately greater impact on us than on some other real estate development companies.
The real estate development industry is highly competitive and a number of entities with which we compete are larger and have greater resources, and competitive conditions may adversely affect our results of operations.
The real estate development industry in which we operate is highly competitive.
Competitive conditions in the real estate development industry may result in difficulties acquiring suitable land at acceptable prices, lower sales volumes and prices, increased development or construction costs and delays in construction. We compete with numerous regional and local developers for the acquisition, entitlement, and development of land suitable for development. We also compete with national, regional and local home builders who develop real estate for their own use in homebuilding operations, many of which are larger and have greater resources than we do. Any improvement in the cost structure or service of our competitors will increase the competition we face.
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
The market price of our shares of common stock has fluctuated substantially and may continue to fluctuate in response to many factors which are beyond our control, including:

•	fluctuations in our operating results, including results that vary from expectations of management, analysts and investors;

•	announcements of strategic developments, acquisitions, financings and other material events by us or our competitors;

•	the sale of a substantial number of shares of our common stock held by existing security holders in the public market; and

•	general conditions in the real estate industry.
The stock markets in general may experience extreme volatility that may be unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock, make it difficult to predict the market price of our common stock in the future and cause the value of our common stock to decline.
Provisions of Delaware law, our charter documents and the indentures governing our 3.75% convertible senior notes may impede or discourage a takeover, which could cause the market price of our common stock to decline.
We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change in control would be beneficial to our existing stockholders. Our board of directors also has the power, without stockholder approval, to designate the terms of one or more series of preferred stock and issue shares of preferred stock. These and other impediments to third party acquisition or change of control could limit the price investors are willing to pay for shares of our common stock, which could in turn reduce the market price of our common stock. In addition, upon the occurrence of a fundamental change under the terms of the convertible senior notes, certain repurchase rights and early settlement rights would be triggered under the indentures governing our convertible senior notes. In such event, the increase of the conversion or early settlement rate, as applicable, in connection with certain make-whole fundamental change transactions under the terms of our convertible senior notes could discourage a potential acquirer.

Our activities are subject to environmental regulations and liabilities that could have a negative effect on our operating results.
Our operations are subject to federal, state and local laws and regulations related to the protection of the environment. Compliance with these provisions or the promulgation of new environmental laws and regulations may result in delays, may cause us to invest substantial funds to ensure compliance with applicable environmental regulations and can prohibit or severely restrict real estate development activity in environmentally sensitive regions or areas.
Our business may suffer if we lose key personnel.
We depend to a large extent on the services of certain key management personnel. These individuals have extensive experience and expertise in our business. The loss of any of these individuals could have a material adverse effect on our operations. We do not maintain key-man life insurance with respect to any of our employees. Our success may be dependent on our ability to continue to employ and retain skilled personnel.
Development of real estate entails a lengthy, uncertain and costly entitlement process.
Approval to develop real property entails an extensive entitlement process involving multiple and overlapping regulatory jurisdictions and often requiring discretionary actions by local governments. This process is often political, uncertain and may require significant exactions in order to secure approvals. Real estate projects must generally comply with local land development regulations and may need to comply with state and federal regulations. The process to comply with these regulations is usually lengthy and costly, may not result in the approvals we seek, and can be expected to materially affect our real estate development activities, which may adversely affect our business, liquidity, financial condition and results of operations.
Our real estate development operations are currently concentrated in the major markets of Texas, and as a result, our financial results may be significantly influenced by the Texas economy.
The economic growth and strength of Texas, where the majority of our real estate development activity is located, are important factors in sustaining demand for our real estate development activities. A significant decline in oil prices may impact job growth and housing demand in Texas, particularly in Houston, where the energy industry has a significant concentration. As a result, any adverse impact to the economic growth and health, or infrastructure development, of Texas could materially adversely affect our business, liquidity, financial condition and results of operations.
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
We may enter into strategic alliances or venture relationships as part of our overall strategy for particular developments or regions. While these partners may bring development experience, industry expertise, financing capabilities, local credibility or other competitive attributes, they may also have economic or business interests or goals that are inconsistent with ours or that are influenced by factors unrelated to our business. We may also be subject to adverse business consequences if the market reputation or financial condition of a partner deteriorates, or if a partner takes actions inconsistent with our interest.
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
As of December 31, 2017, our unconsolidated ventures had approximately $85.2 million of debt, of which $80.6 million was non-recourse to us. When debt within our ventures matures, some of our ventures may be unable to renew existing loans or secure replacement financing, or replacement financing may be more expensive. If our ventures are unable to renew existing loans or secure replacement financing, we may be required to contribute additional equity or elect to loan or contribute funds to our ventures, which could increase our risk. If our ventures secure replacement financing that is more expensive, our profits may be reduced.
Delays or failures by governmental authorities to take expected actions could reduce our returns or cause us to incur losses on certain real estate development projects.
For certain projects, we rely on governmental districts to issue bonds to reimburse us for qualified expenses, such as road and utility infrastructure costs. Bonds must be supported by district tax revenues, usually from ad valorem taxes. Slowing new home sales, decreasing real estate prices or difficult credit markets for bond sales can reduce or delay district bond sale revenues, causing such districts to delay reimbursement of our qualified expenses. Failure to receive timely reimbursement for qualified expenses could adversely affect our cash flows and reduce our returns or cause us to incur losses on certain real estate development projects.
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
Our principal executive offices are leased and are located in Austin, Texas. We also lease office space in Atlanta, Georgia; Dallas, Texas; and Houston, Texas. We believe these offices are suitable for conducting our business.
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

Item 4.	Mine Safety Disclosures.
Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is traded on the New York Stock Exchange. The high and low sales prices in each quarter in 2017 and 2016 were:

	2017		2016
	Price Range		Price Range
	High	Low	High	Low
First Quarter	$13.75	$12.50	$13.04	$8.40
Second Quarter	$17.65	$13.85	$13.74	$11.23
Third Quarter	$17.40	$16.95	$12.80	$11.33
Fourth Quarter	$22.50	$16.35	$13.65	$10.75
For the Year	$22.50	$12.50	$13.74	$8.40
Shareholders
Our stock transfer records indicated that as of February 23, 2018, there were approximately 1,963 holders of record of our common stock.
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
Issuer Purchases of Equity Securities (a)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
Month 10 (10/1/2017 — 10/31/2017)	—	$—	—	—
Month 11 (11/1/2017 — 11/30/2017)	—	$—	—	—
Month 12 (12/1/2017 — 12/31/2017)	—	$—	—	—
Total	—	$—	—
 _____________________

(a)
On February 11, 2009, we announced that our Board of Directors authorized the repurchase of up to 7,000,000 shares of our common stock. We have purchased 3,777,308 shares under this authorization, which terminated upon closing of the Merger with D.R. Horton on October 5, 2017.

Performance Graph
Our old peer group consists of a combination of real estate and oil and gas companies: Alexander & Baldwin, Inc., AV Homes Inc., Approach Resources, Inc., Cousins Properties Incorporated, Contango Oil and Gas Co., Goodrich Petroleum Corp., Matador Resources Co., Petroquest Energy Inc., Post Properties, Inc., Potlatch Corporation, PS Business Parks, Inc., Resolute Energy Corp. and The St. Joe Company.
Because we are no longer in the oil and gas business, we constructed a new peer group consisting only of real estate companies: The St. Joe Company, Tejon Ranch Co, Consolidated-Tomoka Land Co., Five Points Holding, LLC (Class A), HomeFed Corporation, and Alexander & Baldwin, Inc.
Pursuant to SEC rules, returns of each of the companies in the Peer Index are weighted according to the respective company’s stock market capitalization at the beginning of each period for which a return is indicated.

Item 6.	Selected Financial Data.

	For the Year
	2017	2016	2015	2014	2013
	(In thousands, except per share amount)
Revenues:
Real estate	$112,746	$190,273	$202,830	$213,112	$248,011
Mineral resources	1,502	5,076	9,094	15,690	21,419
Other	74	1,965	6,652	9,362	10,721
Total revenues	$114,322	$197,314	$218,576	$238,164	$280,151
Segment earnings (loss):
Real estate (a)	$47,281	$121,420	$67,678	$96,906	$68,454
Mineral resources (b)	45,552	3,327	4,230	9,116	14,815
Other (c)	(6,393)	(4,625)	(608)	5,499	6,507
Total segment earnings	86,440	120,122	71,300	111,521	89,776
Items not allocated to segments:
General and administrative expense (d)	(50,354)	(18,274)	(24,802)	(21,229)	(20,597)
Share-based and long-term incentive compensation expense	(7,201)	(4,425)	(4,474)	(3,417)	(16,809)
Gain on sale of assets (e)	28,674	48,891	—	—	—
Interest expense	(8,532)	(19,985)	(34,066)	(30,286)	(20,004)
Loss on extinguishment of debt, net (f)	(611)	(35,864)	—	—	—
Other corporate non-operating income	1,627	350	256	453	119
Income from continuing operations before taxes attributable to Forestar Group, Inc.	50,043	90,815	8,214	57,042	32,485
Income tax expense (g)	(45,820)	(15,302)	(35,131)	(20,850)	(5,780)
Net income (loss) from continuing operations attributable to Forestar Group Inc.	4,223	75,513	(26,917)	36,192	26,705
Income (loss) from discontinued operations, net of taxes (h)	46,031	(16,865)	(186,130)	(19,609)	2,616
Net income (loss) attributable to Forestar Group Inc.	$50,254	$58,648	$(213,047)	$16,583	$29,321
Net income (loss) per diluted share:
Continuing operations	$0.10	$1.78	$(0.79)	$0.83	$0.73
Discontinued operations	$1.09	$(0.40)	$(5.43)	$(0.45)	$0.07
Net income (loss) per diluted share	$1.19	$1.38	$(6.22)	$0.38	$0.80
Average diluted shares outstanding (i)	42,381	42,334	34,266	43,596	36,813
At year-end:
Assets	$761,912	$733,208	$972,246	$1,247,606	$1,168,027
Debt	108,429	110,358	381,515	422,151	353,282
Noncontrolling interest	1,420	1,467	2,515	2,540	5,552
Forestar Group Inc. shareholders’ equity	604,212	560,651	501,600	707,202	709,845
Ratio of total debt to total capitalization	15%	16%	43%	37%	33%
 _____________________

(a)
Real estate segment earnings includes gain on sale of assets of $1,915,000 in 2017, $117,856,000 in 2016, $1,585,000 in 2015 and $25,981,000 in 2014. Segment earnings also includes non-cash impairments of $3,420,000 in 2017, $56,453,000 in 2016, $1,044,000 in 2015, $399,000 in 2014 and $1,790,000 in 2013. Real estate segment earnings also include the effects of net (income) loss attributable to noncontrolling interests.

(b)
Mineral resources segment earnings in 2017 includes gain on sale of assets of $82,422,000 related to the sale of all our remaining owned mineral assets. Segment earnings also includes a non-cash impairment charge of $37,900,000 related to the mineral resources reporting unit goodwill.

(c)	Other segment earnings (loss) includes non-cash impairment charges of $5,852,000 in 2017 and $3,874,000 in 2016 primarily related to our central Texas water assets.

(d)
In 2017, general and administrative expense includes merger related transaction costs of $37,216,000 which includes a merger termination fee of $20,000,000 paid to Starwood Capital Group, $11,787,000 in professional fees and other costs, and $5,429,000 in executive severance and change in control costs.

(e)	Gain on sale of assets in 2017 and 2016 represents gains in accordance with our key initiatives to divest non-core timberland and undeveloped land.

(f)
Loss on extinguishment of debt, net is related to retirement of $5,315,000 of our 8.50% Senior Secured Notes due 2022 and $1,077,000 of our 3.75% Convertible Senior Notes due 2020 in 2017 and $225,245,000 of our 8.50% Senior Secured Notes and $5,000,000 of our 3.75% Convertible Senior Notes in 2016.

(g)
In 2017, income tax expense was impacted by non-deductible merger transaction costs and goodwill impairment. In 2015, income tax expense from continuing and discontinued operations includes an expense of $97,068,000 for a valuation allowance on a portion of our deferred tax asset that was determined to be more likely than not to be unrealizable. In 2013, income tax expense includes a benefit from recognition of $6,326,000 of previously unrecognized tax benefits upon lapse of the statute of limitations for a previously reserved tax position.

(h)
Income (loss) from discontinued operations includes an income tax benefit of $46,039,000 in 2017 and non-cash impairment charges of $612,000 in 2016, $163,029,000 in 2015, $32,665,000 in 2014 and $473,000 in 2013 related to non-core oil and gas working interests. Income (loss) from discontinued operations also includes losses of $13,664,000 in 2016 and $706,000 in 2015 and gains of $8,526,000 in 2014 associated with sale of working interest oil and gas properties.

(i)
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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Caution Concerning Forward-Looking Statements
This Annual Report on Form 10-K and other materials we have filed or may file with the Securities and Exchange Commission contain “forward-looking statements” within the meaning of the federal securities laws. These forward-looking statements are identified by their use of terms and phrases such as “believe,” “anticipate,” “could,” “estimate,” “likely,” “intend,” “may,” “plan,” “expect,” and similar expressions, including references to assumptions. These statements reflect our current views with respect to future events and are subject to risk and uncertainties. We note that a variety of factors and uncertainties could cause our actual results to differ significantly from the results discussed in the forward-looking statements. Factors and uncertainties that might cause such differences include, but are not limited to:

•	general economic, market or business conditions in Texas, where our real estate activities are concentrated, or on a national or global scale;

•	our ability to achieve our 2018 strategic initiatives;

•	the opportunities (or lack thereof) that may be presented to us and that we may pursue;

•	our ability to hire and retain key personnel;

•	future development approvals and the ability to obtain such approvals;

•	obtaining approvals of reimbursements and other payments from special improvement districts and timing of such payments;

•
accuracy of estimates and other assumptions related to investment in and development of real estate, the expected timing and pricing of land and lot sales and related cost of real estate sales, impairment of long-lived assets, income taxes, share-based compensation;

•	the levels of resale housing inventory in our mixed-use development projects and the regions in which they are located;

•	fluctuations in costs and expenses, including impacts from shortages in materials or labor;

•	demand for new housing, which can be affected by a number of factors including the availability of mortgage credit, job growth, and fluctuations in commodity prices;

•	competitive actions by other companies;

•	changes in governmental policies, laws or regulations and actions or restrictions of regulatory agencies;

•	our partners’ ability to fund their capital commitments and otherwise fulfill their operating and financial obligations;

•	the effect of D.R. Horton's controlling level of ownership on us and our stockholders;

•	our ability to realize the potential benefits of the strategic relationship with D.R. Horton;

•	the effect of our strategic relationship with D.R. Horton on our ability to maintain relationships with our vendors and customers; and

•	the final resolutions or outcomes with respect to our contingent and other liabilities related to our business.
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
Our Operations
We are a residential and mixed-use real estate development company. As of October 5, 2017, we are a majority-owned subsidiary of D.R. Horton. In our core community development business we own directly or through ventures interests in 49 residential and mixed-use projects located in 11 states and 16 markets. In addition, we own interests in various other assets that have been identified as non-core that we are divesting opportunistically over time.

For the past two years we have focused on reducing costs across our entire organization, selling non-core assets, reducing our outstanding debt and reviewing our portfolio of assets and capital allocation to maximize shareholder value. The merger with D.R. Horton provides us an opportunity to grow our core community development business by establishing a strategic relationship to supply finished lots to D. R. Horton at market prices under the Master Supply Agreement. Under the terms of the Master Supply Agreement, both companies will proactively identify land development opportunities to expand our portfolio of assets. As our controlling shareholder, D.R. Horton has significant influence in guiding our strategic direction and operations. As of February 23, 2018, we have acquired 13 new projects since the Merger representing nearly 5,300 planned lots, of which approximately 35 percent are under contract to sell to D.R. Horton and a majority of these remaining lots are also expected to be sold to D.R. Horton in accordance with the Master Supply Agreement between the two companies.
2018 Strategic Initiatives
Our 2018 strategic initiatives include making significant investments in land acquisition and development to expand our community development business into a diversified national platform and finalizing non-core asset sales. On February 8, 2018, we entered into and closed on a Purchase and Sale Agreement with Starwood to sell 24 legacy projects for $232,000,000. This strategic asset sale included projects owned both directly and indirectly through ventures and consisted of approximately 750 developed and under development lots, over 4,000 future undeveloped lots (including all real estate associated with the Cibolo Canyons mixed-use development), 730 unentitled acres in California, an interest in one multifamily operating property and a multifamily development site. This sale helps to further streamline our business and provide additional capital for future growth. We plan to invest the capital principally into new land development projects with goals of improving returns and enhancing value for our shareholders.
Discontinued Operations
At year-end 2016, we had divested substantially all of our oil and gas working interest properties. As a result of this significant change in our operations, we have reported the results of operations and financial position of these assets as discontinued operations within our consolidated statements of income (loss) and consolidated balance sheets for all periods presented. In addition, in second quarter 2016, we changed the name of the oil and gas segment to mineral resources to reflect the strategic shift from oil and gas working interests to owned mineral interests.
In third quarter 2017, we sold the common stock of Forestar Petroleum Corporation for $100,000. With the completion of this transaction we have sold all of our oil and gas working interest assets and related entities. This transaction resulted in a significant tax loss with the corresponding tax benefit reported as discontinued operations.
Business Segments
We manage our operations through three business segments:

•	Real estate,

•	Mineral resources, and

•	Other.
We evaluate performance based on segment earnings (loss) before unallocated items and income taxes. Segment earnings (loss) consist of operating income (loss), equity in earnings of unconsolidated ventures, gain on sale of assets, interest income on loans secured by real estate and net (income) loss attributable to noncontrolling interests. Items not allocated to our business segments consist of general and administrative expenses, share-based and long-term compensation, gain on sale of strategic timberland and undeveloped land, interest expense, loss on extinguishment of debt and other corporate non-operating income and expense. The accounting policies of the segments are the same as those described in the accounting policy note to the consolidated financial statements.

Results of Operations for the Years Ended 2017, 2016 and 2015
A summary of our consolidated results by business segment follows:

	For the Year
	2017	2016	2015
	(In thousands)
Revenues:
Real estate	$112,746	$190,273	$202,830
Mineral resources	1,502	5,076	9,094
Other	74	1,965	6,652
Total revenues	$114,322	$197,314	$218,576
Segment earnings (loss):
Real estate	$47,281	$121,420	$67,678
Mineral resources	45,552	3,327	4,230
Other	(6,393)	(4,625)	(608)
Total segment earnings	86,440	120,122	71,300
Items not allocated to segments:
General and administrative expense	(50,354)	(18,274)	(24,802)
Share-based and long-term incentive compensation expense	(7,201)	(4,425)	(4,474)
Gain on sale of assets	28,674	48,891	—
Interest expense	(8,532)	(19,985)	(34,066)
Loss on extinguishment of debt, net	(611)	(35,864)	—
Other corporate non-operating income	1,627	350	256
Income from continuing operations before taxes attributable to Forestar Group Inc.	50,043	90,815	8,214
Income tax expense	(45,820)	(15,302)	(35,131)
Net income (loss) from continuing operations attributable to Forestar Group Inc.	$4,223	$75,513	$(26,917)
Significant aspects of our results of operations follow:
2017

•
Real estate segment earnings in 2017 decreased as compared to 2016 primarily due to gains of $117,856,000 from the sale of non-core assets in 2016 which were partially offset by non-cash impairment charges of $56,453,000. In addition, 2016 included $28,098,000 in earnings from retail sales of undeveloped land and we had no retail sales of undeveloped land in 2017. Segment earnings in 2017 reflect higher equity in earnings from unconsolidated ventures primarily due to higher commercial sales activity from our ventures and a gain of $7,783,000 from the sale of the Acklen multifamily project from a venture in which we own a 30% interest.

•
Mineral resources segment earnings increased due to the sale of our remaining owned mineral assets for approximately $85,700,000, which generated $82,422,000 in gains. These gains were partially offset by a non-cash impairment charge of $37,900,000 related to the mineral resources reporting unit goodwill.

•	Other segment earnings (loss) includes non-cash impairment charges of $5,852,000 in 2017 and $3,874,000 in 2016 primarily related to our central Texas water assets.

•
General and administrative expense increased primarily due to merger-related transaction costs of $37,216,000 which includes a merger termination fee of $20,000,000 paid to Starwood Capital Group, $11,787,000 in professional fees and other costs, and $5,429,000 in executive severance and change in control costs.

•	Share-based and long-term incentive compensation expense increased by $4,349,000 due to the acceleration of vesting and settlement of outstanding equity awards upon closing of the Merger.

•
Gain on sale of assets of $28,674,000 represents the sale of approximately 19,000 acres of timberland and undeveloped land in Georgia and Texas for $46,197,000 in accordance with our key initiative to divest non-core assets.

•	Income tax expense from continuing operations in 2017 includes the impact of non-deductible goodwill impairment and transaction costs related to the Merger.

2016

•
Real estate segment earnings benefited from combined gains of $117,856,000 which generated combined net proceeds before debt repayment of $247,506,000 as a result of executing our key initiative to opportunistically divest non-core assets. These gains were partially offset by non-cash impairment charges of $56,453,000 related to six non-core community development projects and two multifamily sites. In addition, earnings benefited from increased residential lot sales activity and higher retail sales of undeveloped land.

•
Mineral resources segment earnings decreased due to lower oil and gas prices and production volumes associated with royalty interests and reduced lease bonus and delay rental payments received from our owned mineral interests.

•	Other segment earnings was negatively impacted due to a $3,874,000 non-cash impairment charge of goodwill related to our central Texas water assets.

•	General and administrative expense decreased as result of our key initiative to reduce costs across our entire organization.

•
Gain on sale of assets of $48,891,000 represents the sale of over 58,300 acres of timberland and undeveloped land in Georgia and Alabama for $104,172,000 in accordance with our key initiative to divest non-core assets.

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

Current Market Conditions
Sales of new single-family homes in December 2017, according to a joint release by the U.S. Census Bureau and the U.S. Department of Housing and Urban Development, were at a seasonally adjusted annual rate of 625,000 units. On a year over year basis, U.S. single family home sales were 14.1% higher than reported in December 2016. A total of 608,000 new home sales were reported for the year, the highest annual level reported since 2007. The number of units for sale at the end of December was 295,000, representing a supply of 5.7 months at the current sales rate. The U.S. Census Bureau and the U.S. Department of Housing and Urban Development jointly announced that housing starts for December 2017 registered a seasonally adjusted annual rate of 1,192,000 units, representing an 8.2% drop from the November estimate of 1,299,000 and a 6.0% decrease from prior year. Seasonally adjusted single-family starts in December were 836,000 units, 11.8% below the revised November rate but 3.5% above prior year. For the year, total housing starts were up 2.4% to 1,202,100, compared to 1,173,800 for 2016, the highest annual rate since 2007. Seasonally adjusted housing permits, generally viewed as a precursor for housing starts, registered 1,302,000 in December 2017, 0.1% below the prior month’s revised reading but 2.8% above the December 2016 rate. Homebuilder confidence, as measured by the National Association of Homebuilders/Wells Fargo Housing Market Index, increased in December on expectations for a stronger economy and potential regulatory relief for the business community. The monthly reading of homebuilder sentiment rose 5 points to 74, the highest reading since 1999 and 5 points higher than a year ago. On a regional basis, the three month moving averages for builders’ confidence increased in all regions with the Midwest registering the highest increase on a percentage basis, followed by the South. The S&P CoreLogic Case-Shiller National Index, which measures home price appreciation for the entire nation, reflected continued price appreciation across the country. On a year over year basis, the S&P Case-Shiller U.S. National Home Price NSA Index, which covers all nine U.S. Census divisions, reported a 6.2% annual gain in November, up from 6.1% in the previous month.

Real Estate
We own directly or through ventures interests in 49 residential and mixed-use real estate projects located in 11 states and 16 markets. Our real estate segment secures entitlements and develops infrastructure on our lands, primarily for single-family residential and mixed-use communities. We own and manage our projects either directly or through ventures. Our real estate segment revenues are principally derived from the sales of residential single-family lots and tracts, undeveloped land and commercial real estate, and in 2016 and 2015 from the operation of income producing properties, primarily a hotel and multifamily properties.

A summary of our real estate results follows:

	For the Year
	2017	2016	2015
	(In thousands)
Revenues	$112,746	$190,273	$202,830
Cost of sales	(65,014)	(163,095)	(113,891)
Operating expenses	(18,761)	(29,229)	(40,502)
	28,971	(2,051)	48,437
Interest income	1,973	1,368	2,750
Gain on sale of assets	1,915	117,856	1,585
Equity in earnings of unconsolidated ventures	16,500	5,778	15,582
Less: Net income attributable to noncontrolling interests	(2,078)	(1,531)	(676)
Segment earnings	$47,281	$121,420	$67,678
Revenues in our owned and consolidated ventures consist of:

	For the Year
	2017	2016	2015
	(In thousands)
Residential real estate	$98,521	$121,196	$87,771
Commercial real estate	13,001	11,151	5,390
Retail undeveloped land	—	35,873	22,851
Commercial and income producing properties	91	13,738	82,808
Other	1,133	8,315	4,010
	$112,746	$190,273	$202,830
Residential real estate revenues principally consist of the sale of single-family lots to local, regional and national home builders. In 2017, residential real estate revenues decreased primarily due to lower lot sales activity but were partially offset by higher average sale prices per lot sold and also due to mix of product sold. In 2017, we sold 937 lots from our owned and consolidated projects at an average price of $89,300 per lot. In addition, in 2017, we sold 189 residential tract acres for $12,546,000 generating earnings of $3,842,000. In 2016, residential real estate revenues increased as compared to 2015 primarily due to higher lot sales activity but were partially offset by lower average sale prices per lot as a result of selling 235 bulk lots from four non-core community development projects. Excluding these non-core sales, we sold 1,427 lots from our owned and consolidated projects at an average price of $71,300 per lot in 2016. In addition, in 2016, we sold 1,539 residential tract acres for $8,728,000 generating earnings of $847,000.
The timing of commercial real estate revenues can vary depending on the demand, mix, project life-cycle, size and location of the project. In 2017, we sold 98 commercial acres for $13,001,000 from our owned and consolidated projects, generating earnings of $10,467,000. In 2016, the increase in commercial real estate revenues as compared to 2015 is primarily due to selling 286 commercial acres from four non-core community development projects, of which 264 acres were sold from our San Joaquin River project in Antioch, California for $7,330,000 which provided approximately $37,400,000 in income tax losses to offset tax gains from other sales.
Retail undeveloped land revenues represent land sold from our retail sales program. We did not sell any retail land in 2017. In 2016, we sold 14,438 acres of retail land for $2,485 per acre, generating approximately $28,098,000 in earnings. In 2015, we sold 9,645 acres of retail land for $2,369 per acre, generating approximately $16,542,000 in earnings.
Commercial and income producing properties revenues include revenues from sale of multifamily properties which we developed as a merchant builder and operated until sold, from hotel room sales and other guest services, rental revenues from our operating multifamily properties and reimbursement for costs paid to subcontractors plus development and construction fees from certain multifamily projects. At year-end 2017, we had no owned or consolidated commercial or income producing properties. In 2016, commercial and income producing properties revenues decreased as compared with 2015 as result of selling the Radisson Hotel & Suites in Austin, and Eleven, a multifamily property in Austin, and the impact of selling Midtown Cedar Hill, a multifamily property near Dallas in 2015 for $42,880,000.
Other revenues primarily result from sale of stream and impervious cover credits and from management fee income. In 2017, other revenues principally represents management fee income earned for services provided to certain joint ventures. In 2016, we sold 24 acres of impervious cover credits to home builders for $3,232,000, generating earnings of $2,787,000 and 138,000 mitigation banking credits for $3,265,000, generating earnings of $2,137,000.

Units sold consist of:

	For the Year
	2017	2016	2015
Owned and consolidated ventures:
Residential lots sold	937	1,662	972
Revenue per lot sold	$89,312	$66,694	$76,594
Commercial acres sold	98	294	31
Revenue per commercial acre sold	$132,938	$37,312	$182,184
Undeveloped acres sold	—	14,438	9,645
Revenue per acre sold	$—	$2,485	$2,369
Ventures accounted for using the equity method:
Residential lots sold	282	278	500
Revenue per lot sold	$69,384	$76,866	$78,288
Commercial acres sold	88	4	32
Revenue per commercial acre sold	$263,674	$527,152	$309,224
Undeveloped acres sold	—	476	4,217
Revenue per acre sold	$—	$1,567	$2,129
Cost of sales in 2017 included non-cash impairment charges of $3,420,000 related to the asset group sold in the strategic asset sale to Starwood and one non-core mitigation project. Cost of sales in 2016 included non-cash impairment charges of $56,453,000 associated with six non-core community development projects and two multifamily sites, of which four non-core community development projects and one multifamily site were sold in 2016 and one multifamily site was under contract to be sold at year-end 2017. The non-cash impairments were a result of our key initiative to review our entire portfolio of assets which resulted in business plan changes, inclusive of cash tax savings considerations, to market these properties for sale. Cost of sales in 2015 includes $33,375,000 in carrying value related to Midtown Cedar Hill multifamily property we developed as a merchant builder and sold. In addition, cost of sales includes non-cash impairment charges of $1,044,000 in 2015.
Operating expenses consist of:

	For the Year
	2017	2016	2015
	(In thousands)
Employee compensation and benefits	$6,555	$8,384	$8,989
Property taxes	3,209	5,996	9,031
Professional services	4,532	5,134	5,749
Depreciation and amortization	131	976	7,605
Other	4,334	8,739	9,128
	$18,761	$29,229	$40,502
Employee compensation and benefits decreased as compared to 2016 as result of our key initiative to reduce costs across our entire organization. In 2017, employee compensation and benefits include $2,254,000 in costs associated with executive change in control agreements and expense incurred as a result of the Merger with D.R. Horton. The decrease in depreciation and amortization expense and property taxes in 2017 and 2016 are due to the sale of non-core assets. The decrease in other operating expenses in 2017 is primarily due to pre-acquisition and development costs incurred in 2016 and 2015 associated with multifamily and mitigation projects that we elected not to pursue and operating cost savings in 2017 related to non-core community development projects sold in 2016.
Interest income principally represents interest received on reimbursements from utility and improvement districts.
In 2017, gain on sale of assets principally includes a gain of $1,318,000 associated with the reduction of a surety bond in connection with the Cibolo Canyons Special Improvement District ("CCSID") bond offering in 2014 and $465,000 of excess hotel occupancy and sales and use tax pledged revenues from CCSID after their payments to the debt service fund. The surety bond has a balance of $5,312,000 at year-end 2017. The surety bond will decrease as CCSID makes annual ad valorem tax rebate payments to the owner of the resort, which obligation is scheduled to be retired in full by 2020.
In 2016, gain on sale of assets includes a gain of $95,336,000 related to sale of Radisson Hotel & Suites, a gain of $9,116,000 related to sale of Eleven, a gain of $1,223,000 associated with sale of Dillon, a gain of $10,363,000 related to sale of our interest in 3600,, a gain of $3,968,000 associated with sale of Music Row, a loss of $3,870,000 related to selling the

Downtown Edge multifamily site, a gain of $1,219,000 associated with the reduction of a surety bond supporting the 2014 CCSID bond offering and $501,000 of excess hotel occupancy and sales and use tax revenues from CCSID.
Increases in equity earnings from our unconsolidated ventures in 2017 compared with 2016 is primarily due to higher commercial sales activity from our ventures and a gain of $7,783,000 from the sale of the Acklen multifamily project from a venture in which we own a 30% interest. Decreases in equity earnings from our unconsolidated ventures in 2016 compared with 2015 is primarily due to lower residential, commercial and undeveloped land sales activity.
We underwrite real estate development projects based on a variety of assumptions incorporated into our development plans, including the timing and pricing of sales and leasing and costs to complete development. Our development plans are periodically reviewed in comparison to our return projections and expectations, and we may revise our plans as business conditions warrant. If as a result of changes to our development plans the anticipated future net cash flows are reduced such that our basis in a project is not fully recoverable, we may be required to recognize a non-cash impairment charge. See Part I, Item 1. Business for information about our net investment in owned and consolidated real estate by state at year-end 2017.

Mineral resources
In 2017, we sold our remaining owned mineral assets for approximately $85,700,000 which generated gains of $82,422,000. These gains were partially offset by a $37,900,000 non-cash impairment charge associated with the mineral resources reporting unit goodwill. With the completion of this sale we have divested of all of our owned mineral assets.
A summary of our mineral resources results follows:

	For the Year
	2017	2016	2015
	(In thousands)
Revenues	$1,502	$5,076	$9,094
Cost of mineral resources	(38,315)	(763)	(2,998)
Operating expenses	(1,452)	(1,159)	(2,141)
	(38,265)	3,154	3,955
Gain on sale of assets	82,422	—	—
Equity in earnings of unconsolidated ventures	1,395	173	275
Segment earnings	$45,552	$3,327	$4,230
Revenues consist of:

	For the Year
	2017	2016	2015
	(In thousands)
Oil royalties (a)	$900	$2,905	$5,739
Gas royalties	487	1,304	2,138
Other	115	867	1,217
	$1,502	$5,076	$9,094
 _____________________

(a)	Oil royalties includes revenues from oil, condensate and natural gas liquids (NGLs).

Oil and gas produced and average unit prices related to our royalty interests follows:

	For the Year
	2017	2016	2015
Consolidated entities:
Oil production (barrels)	17,400	70,700	106,800
Average oil price per barrel	$50.20	$39.74	$50.48
NGL production (barrels)	600	8,000	21,500
Average NGL price per barrel	$22.99	$11.84	$16.32
Total oil production (barrels), including NGLs	18,000	78,700	128,300
Average total oil price per barrel, including NGLs	$49.38	$36.91	$44.76
Gas production (millions of cubic feet)	159.9	633.3	771.9
Average price per thousand cubic feet	$3.05	$2.06	$2.77
Our share of ventures accounted for using the equity method:
Gas production (millions of cubic feet)	33.4	143.5	168.3
Average price per thousand cubic feet	$2.98	$1.97	$2.54
Total consolidated and our share of equity method ventures:
Oil production (barrels)	17,400	70,700	106,800
Average oil price per barrel	$50.20	$39.74	$50.48
NGL production (barrels)	600	8,000	21,500
Average NGL price per barrel	$22.99	$11.84	$16.32
Total oil production (barrels), including NGLs	18,000	78,700	128,300
Average total oil price per barrel, including NGLs	$49.38	$36.91	$44.76
Gas production (millions of cubic feet)	193.3	776.8	940.2
Average price per thousand cubic feet	$3.03	$2.04	$2.73
Total BOE (barrel of oil equivalent)(a)	50,200	208,200	284,900
Average price per barrel of oil equivalent	$29.36	$21.58	$29.15
  _____________________

(a)	Gas is converted to barrels of oil equivalent (BOE) using six Mcf to one barrel of oil.
In 2017, oil and gas production revenues decreased principally due to the sale of our remaining owned mineral assets in first quarter 2017. In 2016, oil and gas production revenues decreased principally as a result of lower realized oil and gas prices and lower production volumes from our royalty interests.
Cost of mineral resources in 2017 principally includes a non-cash impairment charge of $37,900,000 associated with mineral resources reporting unit goodwill related to the sale of our remaining owned mineral assets. Cost of mineral resources in 2015 included non-cash impairment charges of $1,802,000 associated with proved oil and gas properties on our owned mineral interests.
Operating expenses principally consist of employee compensation and benefits, professional services, property taxes and rent expense. The increase in operating expenses in 2017 as compared to 2016 is due to the costs of selling our remaining owned mineral assets. The decrease in operating expenses in 2016 as compared to 2015 is primarily due to our key initiative to reduce costs across our entire organization.
In 2017, gain on sale of assets of $82,422,000 represents the gains associated with the sale of our remaining owned mineral assets.
In 2017, equity in earnings of unconsolidated ventures includes $1,245,000 in earnings from a venture in which we own a 50% interest. These earnings were a result of our purchase of certain minerals assets from the venture. We purchased these assets from the venture for $2,400,000 and subsequently received our pro-rata share of the earnings and distributable cash of $1,200,000 from the venture.

Other
At year-end 2017, our other segment consisted of water interests in 1.5 million acres which includes a 45 percent nonparticipating royalty interest in groundwater produced or withdrawn for commercial purposes or sold from 1.4 million acres in Texas, Louisiana, Georgia and Alabama, and 20,000 acres of groundwater leases in central Texas. Our nonparticipating royalty interests are classified as assets held for sale at year-end 2017.

A summary of our other results follows:

	For the Year
	2017	2016	2015
	(In thousands)
Revenues	$74	$1,965	$6,652
Cost of sales	(6,450)	(5,075)	(3,081)
Operating expenses	(421)	(1,687)	(4,330)
	(6,797)	(4,797)	(759)
Gain on sale of assets	400	—	—
Equity in earnings of unconsolidated ventures	4	172	151
Segment earnings (loss)	$(6,393)	$(4,625)	$(608)
Revenues consist of:

	For the Year
	2017	2016	2015
	(In thousands)
Fiber	$—	$897	$5,011
Water	9	49	489
Recreational leases and other	65	1,019	1,152
	$74	$1,965	$6,652
Fiber revenues decreased in 2017 and 2016 when compared with 2015 due to terminating timber harvest activity in support of our key initiative to sell our non-core timberland and undeveloped land. At year-end 2017, we did not have any remaining timber holdings or recreational leases.
Water revenues for 2017 and 2016 are related to groundwater royalties from our 45 percent nonparticipating royalty interests in groundwater produced or withdrawn for commercial purposes. Water revenues for 2015 are associated with a groundwater reservation agreement with Hays County, Texas, which commenced in 2013 and was terminated in 2015.
Cost of sales in 2017 and 2016 include non-cash impairment charges of $5,363,000 and $3,874,000 related to our central Texas water assets and $489,000 in non-cash impairment charges in 2017 related to water interests in Georgia.
Operating expenses principally consist of costs associated with our central Texas water assets which were $348,000 in 2017, $921,000 in 2016 and $2,162,000 in 2015.
Gain on sale of assets in 2017 represents nonrefundable earnest money forfeited by a buyer that terminated a contract to purchase our 20,000 acres of groundwater leases in central Texas.
Items Not Allocated to Segments
Items not allocated to segments consist of:

	For the Year
	2017	2016	2015
	(In thousands)
General and administrative expense	$(50,354)	$(18,274)	$(24,802)
Share-based and long-term incentive compensation expense	(7,201)	(4,425)	(4,474)
Gain on sale of assets	28,674	48,891	—
Interest expense	(8,532)	(19,985)	(34,066)
Loss on extinguishment of debt, net	(611)	(35,864)	—
Other corporate non-operating income	1,627	350	256
	$(36,397)	$(29,307)	$(63,086)
Unallocated items represent income and expenses managed on a company-wide basis and include general and administrative expenses, share-based and long-term incentive compensation, gain on sale of strategic timberland and undeveloped land, interest expense, loss on extinguishment of debt and other corporate non-operating income and expense. General and administrative expenses principally consist of costs and expenses related to accounting and finance, tax, legal, human resources, internal audit, information technology, executive officers and our board of directors. These functions support all of our business segments.

General and administrative expense
General and administrative expenses consist of:

	For the Year
	2017	2016	2015
	(In thousands)
Employee compensation and benefits	$11,608	$9,063	$11,729
Professional and consulting services	14,855	4,541	6,056
Facility costs	849	744	889
Insurance costs	704	704	682
Depreciation and amortization	304	404	595
Merger termination fee	20,000	—	—
Other	2,034	2,818	4,851
	$50,354	$18,274	$24,802
The increase in general and administrative expense in 2017 when compared with 2016 is primarily due to merger transaction costs of $37,216,000 which includes a merger termination fee of $20,000,000 paid to Starwood Capital Group, $11,787,000 in professional fees and other costs, and $5,429,000 in executive severance and change in control costs, all incurred as a result of the Merger. The decrease in general and administrative expense in 2016 when compared with 2015 is primarily due to our key initiative to reduce costs across our entire organization.
Share-based compensation and long-term incentive compensation expense
The increase in share-based compensation and long-term incentive compensation expense in 2017 is principally due to $4,349,000 in expense as a result of the acceleration of vesting and settlement of awards upon closing of the Merger.
Gain on sale of assets
In 2017, we sold approximately 19,000 acres of timberland and undeveloped land in Georgia and Texas for $46,197,000 generating net proceeds of $45,396,000 and resulting in a gain on sale of assets of $28,674,000. In 2016, we sold over 58,300 acres of timberland and undeveloped land in Georgia and Alabama for $104,172,000 generating net proceeds of $103,238,000 and resulting in a gain on sale of assets of $48,891,000.
Interest expense
The decrease in interest expense in 2017 and 2016 is due to reducing our debt outstanding by $277,790,000 in 2016 and $325,807,000 since third quarter-end 2015.
Loss on extinguishment of debt, net
In 2017, we retired portions of our 8.50% Senior Secured Notes due 2022 and 3.75% Convertible Senior Notes due 2020 resulting in a net loss on debt extinguishment of $611,000. In 2016, we retired portions of our 8.50% Senior Secured Notes and 3.75% Convertible Senior Notes resulting in a net loss on debt extinguishment of $35,864,000, which includes write-off of unamortized debt issuance costs of $5,489,000 and $1,301,000 in other costs.
Income taxes
Our income tax expense from continuing operations was $45,820,000, $15,302,000 and $35,131,000 in 2017, 2016 and 2015 and our effective tax rate was 88 percent, 17 percent, and 395 percent in each of these years. The effective tax rate for all years includes an expense for state income taxes and non-deductible expenses, reduced by a tax benefit related to noncontrolling interests. The effective tax rate for 2017 also includes an expense for non-deductible goodwill related to the sale of our owned mineral interests and non-deductible transaction costs related to the Merger with D.R. Horton. Other 2017 differences, including the remeasurement of our deferred tax assets and liabilities as a result of the Tax Cuts and Jobs Act ("Tax Act"), are fully offset by a change in our valuation allowance. The effective tax rate for 2016 includes a change in valuation allowance due to a decrease in our deferred tax assets. The effective rate for 2015 includes the establishment of a valuation allowance against our deferred tax assets.
The Tax Act was enacted on December 22, 2017 and reduced the federal corporate tax rate from 35 percent to 21 percent for all corporations effective January 1, 2018. Accounting Standards Codification ("ASC") 740 requires companies to reflect the effects of a tax law change in the period in which the law is enacted. Accordingly, we have remeasured our deferred tax assets and liabilities along with the corresponding valuation allowance as of the enactment date. This remeasurement resulted in no additional tax expense or benefit except for the release of a portion of our valuation allowance for minimum tax credits which become fully refundable in future years. We have determined based on current available information that no other tax law changes as a result of the Tax Act have a significant impact on our 2017 tax expense. The adjustment to the deferred tax accounts and our determination that no other tax law changes have a significant impact on our 2017 tax expense are our best estimate based on the information available at this time and may change as additional information, such as regulatory guidance, becomes available. Any required adjustment would be reflected as a discrete expense or benefit in the quarter that it is identified, as allowed by SEC Staff Accounting Bulletin No. 118.
On October 5, 2017, D.R. Horton acquired 75 percent of our common stock resulting in an ownership change under Section 382. Section 382 limits our ability to use certain tax attributes and built-in losses and deductions in a given year. Any tax attributes or built-in losses and deductions that are limited in the current year are expected to be fully utilized in future years.
At year-end 2017 and 2016, we have provided a valuation allowance for our deferred tax asset of $39,578,000 and $73,405,000 respectively for the portion of the deferred tax asset that we have determined is more likely than not to be unrealizable. The decrease in the valuation allowance for the year was primarily attributable to the remeasurement of deferred tax assets and liabilities as a result of the tax rate decrease from the Tax Act.
In determining our valuation allowance, we assessed available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax asset. A significant piece of objective evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2017, principally driven by impairments of oil and gas and real estate properties. Such evidence limits our ability to consider other subjective evidence, such as our projected future taxable income.
The amount of deferred tax asset considered realizable could be adjusted if negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence, such as our projected future taxable income.

Capital Resources and Liquidity
Sources and Uses of Cash
The consolidated statements of cash flows for 2017, 2016 and 2015 reflects cash flows from both continuing and discontinued operations. We operate in cyclical industries and our cash flows fluctuate accordingly. Our principal sources of cash are proceeds from the sale of real estate and reimbursements from utility and improvement districts. Our principal cash requirements are for the acquisition and development of real estate, either directly or indirectly through ventures, taxes, interest and compensation. Operating cash flows are affected by the timing of the payment of real estate development expenditures and the collection of proceeds from the eventual sale of the real estate, the timing of which can vary substantially depending on many factors including the size of the project and state and local permitting requirements and availability of utilities. Working capital varies based on a variety of factors, including the timing of sales of real estate and collection of receivables, reimbursement from utility and improvement districts and the payment of payables and expenses.
We regularly evaluate alternatives for managing our capital structure and liquidity profile in consideration of expected cash flows, growth and operating capital requirements and capital market conditions. We may, at any time, be considering or be in discussions with respect to the purchase or sale of our common stock, debt securities, convertible securities or a combination thereof.
Cash Flows from Operating Activities
Cash flows from our real estate acquisition and development activities, retail land sales, commercial and income producing properties, timber sales, income from oil and gas properties, recreational leases and reimbursements from utility and improvement districts are classified as operating cash flows.
In 2017, net cash used in operating activities was $16,215,000. The net cash used in operating activities when compared to 2016 is primarily due to payment of $33,149,000 in costs associated with the Merger, higher real estate acquisition and development expenditures of $103,904,000, no retail land sales in 2017, and a decrease in residential sales activity from owned and consolidated projects.
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
In 2015, net cash provided by operating activities was $35,126,000 principally due to the sale of Midtown Cedar Hill for $42,880,000.

Cash Flows from Investing Activities
Capital contributions to and capital distributions from unconsolidated ventures, costs incurred to acquire, develop and construct multifamily projects that will be held as commercial properties upon stabilization as investment property, business acquisitions and investment in oil and gas properties and equipment are classified as investing activities.
In 2017, net cash provided by investing activities was $134,544,000. The decrease in net cash provided by investing activities as compared with 2016 is primarily due to less net proceeds from non-core asset sales. In 2017, cash proceeds from the sale of non-core assets was $130,146,000, which principally included $85,240,000 from the sale of our owned mineral assets and $45,396,000 from the sale of our remaining 19,000 acres of timberland and undeveloped land in Georgia and Texas.
In 2016, net cash provided by investing activities was $420,743,000. The increase in net cash provided by investing activities year over year is primarily due to $427,849,000 in net proceeds from the execution of our key initiative to opportunistically divest non-core assets. Non-core asset sales includes $128,764,000 from sale of Radisson Hotel & Suites, $103,238,000 from sale of over 58,300 acres of strategic timberland and undeveloped land in Georgia, $77,105,000 from sale of certain oil and gas working interest properties, $59,719,000 from sale of Eleven, $25,428,000 from sale of Dillon, $14,703,000 from sale of Music Row, $13,917,000 from sale our interest in 3600 and $4,975,000 from sale of the Downtown Edge multifamily site.
In 2015, net cash used in investing activities was $60,328,000 principally due to our investment of $49,717,000 in oil and gas working interest properties associated with previously committed capital investments related to exploration and production operations and a net investment in unconsolidated ventures of $14,181,000. In addition, we invested $14,690,000 in property and equipment, software and reforestation, of which $5,953,000 is related to capital expenditures for the Radisson Hotel & Suites hotel in Austin, which we sold in 2016. These investments were partially offset by proceeds from sale of assets of $18,260,000 principally related to sale of certain oil and gas properties.
Cash Flows from Financing Activities
In 2017, net cash used in financing activities was $62,344,000. The decrease in net cash used in financing activities is primarily due to less debt retirements in 2017 as compared to 2016. This was partially offset by a $40,000,000 increase in restricted cash to secure our Letter of Credit Facility entered into in fourth quarter 2017 and $12,786,000 for the settlement of share-based awards related to the Merger.
In 2016, net cash used in financing activities was $318,264,000 principally due to retirement of $225,245,000 of our 8.50% Senior Secured Notes due 2022, $5,000,000 of our 3.75% Convertible Senior Notes due 2020, $9,000,000 of payments related to amortizing notes associated with our tangible equity units and our payment of $39,336,000 in loans secured by Radisson Hotel & Suites and Eleven multifamily property. In addition, we purchased 283,976 shares of common stock for $3,537,000.
In 2015, net cash used in financing activities was $48,483,000 principally due to our payment of a $24,166,000 loan secured by Midtown Cedar Hill, retirement of $19,440,000 of our 8.50% Senior Secured Notes due 2022 and $9,000,000 of payments related to amortizing notes associated with our tangible equity units.
Liquidity
We have significantly reduced our outstanding debt since 2015 and have also generated significant additional cash as a result of execution of our key initiatives over the past two years. The merger with D.R. Horton provides us an opportunity to increase lot sales by establishing a strategic relationship to supply finished lots to D. R. Horton at market prices under the Master Supply Agreement. We expect to fund our investment initially with cash reserves, and we are continuing to evaluate our longer-term capital structure, projected future liquidity and working capital requirements. We expect to pursue a new credit facility to support anticipated growth and will also consider other alternatives to raise additional capital in the future, such as issuing debt or equity securities, as our capital requirements increase.
On February 8, 2018, we entered into and closed on a Purchase and Sale Agreement with Starwood to sell 24 legacy projects for $232,000,000 which generated approximately $216,000,000 in net proceeds to us after certain purchase price adjustments, closing costs and other costs associated with selling these projects. On February 23, 2018, we had over $530,000,000 in consolidated cash on our balance sheet.
Letter of Credit Facility
On October 5, 2017, we entered into a Letter of Credit Facility Agreement providing for a $30,000,000 secured standby letter of credit facility (the “LC Facility”). The LC Facility is secured by $30,000,000 in cash deposited with the administrative agent. In addition, we have $10,000,000 on deposit with a participating lender. At year-end 2017, $14,072,000 was outstanding under the LC Facility.

Termination of Senior Credit Facility
On October 5, 2017, in connection with entry into the LC Facility, we terminated our senior credit facility (the “Prior Credit Facility”). The Prior Credit Facility provided for a $50,000,000 revolving line of credit that was scheduled to mature on May 15, 2018. This Prior Credit Facility could be prepaid at any time without penalty and included a $50,000,000 sublimit for letters of credit. All outstanding letters of credit at the time of termination were transferred to the new LC Facility.
3.75% Convertible Senior Notes due 2020
In 2013, we issued $125,000,000 aggregate principal amount of 3.75% Convertible Senior Notes due 2020 (Convertible Notes). Interest on the Convertible Notes is payable semiannually at a rate of 3.75 percent per annum and they mature on March 1, 2020. The Convertible Notes had an initial conversion rate of 40.8351 per $1,000 principal amount. The initial conversion rate was subject to adjustment upon the occurrence of certain events. Prior to November 1, 2019, the Convertible Notes are convertible only upon certain circumstances, and thereafter are convertible at any time prior to the close of business on the second scheduled trading day prior to maturity.
On October 5, 2017, we had $120,000,000 aggregate principal amount of Convertible Notes outstanding. In connection with the consummation of the Merger, we entered into a Third Supplemental Indenture (together with the base indenture and the prior supplemental indentures, the "Indenture") to the Indenture relating to our Convertible Notes.
Pursuant to the Third Supplemental Indenture, the Convertible Notes are no longer convertible into shares of our Former Forestar Common Stock and instead are convertible into cash and shares of our New Forestar Common Stock based on the per-share weighted average of the cash and shares of New Forestar Common Stock received by our stockholders that affirmatively made an election in connection with the Merger. As a result of such elections, for each share of Former Forestar Common Stock a holder of Convertible Notes was previously entitled to receive upon conversion of Convertible Notes, such holder is instead entitled to receive $579.77062 in cash and 8.17192 shares of New Forestar Common Stock per $1,000 principal amount of Notes surrendered for conversion.
The completion of the Merger constituted a Fundamental Change, as defined in the Indenture. On October 12, 2017, in accordance with the Indenture, we gave notice of the Fundamental Change to holders of the Convertible Notes and made an offer to purchase (a “Fundamental Change Offer”) all or any part (equal to $1,000 or an integral multiple of $1,000) of every holder’s Convertible Notes. Under this offer, we repurchased $1,077,000 of Notes, and recorded a loss on extinguishment of debt of $87,000.
At year-end 2017, unamortized debt discount of our Convertible Notes was $9,726,000. The effective interest rate on the liability component was 8 percent and the carrying amount of the equity component was $16,847,000. We intend to settle the principal amount of Convertible Notes in cash upon conversion, with any excess conversion value to be settled in shares of our common stock.
In 2016, we purchased $5,000,000 of Convertible Notes at 93.25 percent of face value in open market transactions for $4,663,000 and we allocated $4,452,000 to extinguish the debt and $211,000 to reacquire the equity component within the convertible notes based on the fair value of the debt component. We recognized a $110,000 loss on extinguishment of debt based on the difference between the fair value of the debt component prior to conversion and the carrying value of the debt component. Total loss on extinguishment of debt including write-off of debt issuance costs allocated to the repurchased notes was $183,000.
8.50% Senior Secured Notes due 2022
On October 30, 2017, we redeemed the remaining $5,315,000 aggregate principal amount of outstanding 8.50% Senior Secured Notes due 2022 (the “Notes”). The Notes were redeemed for $5,928,000 and the redemption resulted in a $524,000 loss on extinguishment of debt.
In 2016, we completed a cash tender offer for our Notes, pursuant to which we purchased $215,495,000 principal amount of the outstanding Notes. Total consideration paid was $245,604,000, which included $29,091,000 in premium and $1,018,000 in accrued and unpaid interest. In addition, we received consent from holders of the Notes to eliminate or modify certain covenants, events of default and other provisions contained in the indenture governing the Notes, and to release the subsidiary guarantees and collateral securing the Notes. We also purchased $9,750,000 principal amount of the Notes in open market transactions. The cash tender offer and open market purchases resulted in a $35,681,000 loss on extinguishment of debt, which included the premium paid to repurchase the Notes, write-off of unamortized debt issuance costs of $5,416,000 and $1,301,000 in other costs.

Contractual Obligations
At year-end 2017, contractual obligations consist of:

	Payments Due or Expiring by Year
	Total	2018	2019-20	2021-22	Thereafter
	(In thousands)
Debt (a) (b)	$119,213	$290	$118,923	$—	$—
Interest payments on debt	9,673	4,470	5,203	—	—
Purchase obligations	15,602	15,602	—	—	—
Operating leases	1,762	1,313	388	61	—
Performance bond (a)	5,312	5,312	—	—	—
Standby letter of credit (a)	6,846	6,846	—	—	—
Total	$158,408	$33,833	$124,514	$61	$—
  _____________________

(a)	Items included in our balance sheet.

(b)	Gross debt excluding unamortized discount and financing fees.
Interest payments on debt include interest payments related to our fixed rate debt.
Purchase obligations are defined as legally binding and enforceable agreements to purchase goods and services. Our purchase obligations include open commitments for land acquisition and development related to community development projects.
Our operating leases are for facilities, equipment and groundwater. We lease space in Austin as our corporate headquarters and also lease office space in other locations in support of our business operations. The total remaining contractual obligations for these leases is $1,762,000 at year-end 2017. Our groundwater leases for about 20,000 acres in central Texas had no remaining contractual financial obligations at year-end 2017, however, in first quarter 2018, we have extended the groundwater leases on approximately 10,000 core surface acres for up to three additional years and will allow groundwater leases on approximately 10,000 non-core acres to expire.
The performance bond and standby letter of credit were provided in support of a bond issuance by CCSID. In 2014, we received $50,550,000 from CCSID principally related to its issuance of $48,900,000 Hotel Occupancy Tax (HOT) and Sales and Use Tax Revenue Bonds. These bonds are obligations solely of CCSID and are payable from HOT and sales and use taxes levied by CCSID. To facilitate the issuance of the bonds, we provided a $6,846,000 letter of credit to the bond trustee as security for certain debt service fund obligations in the event CCSID tax collections are not sufficient to support payment of the bonds in accordance with their terms. The letter of credit must be maintained until the earlier of redemption of the bonds or scheduled bond maturity in 2034. We also entered into an agreement with the owner of the Resort to assign its senior rights to us in exchange for consideration provided by us, including a surety bond to be drawn if CCSID tax collections are not sufficient to support ad valorem tax rebates payable. The surety bond decreases as CCSID makes annual ad valorem tax rebate payments, which obligation is scheduled to be retired in full by 2020. At year-end 2017, the surety bond was $5,312,000. Our rights to receive the excess HOT and sales taxes from CCSID was excluded from the strategic asset sale to Starwood.
In support of our core community development business, we have a $40,000,000 surety bond program that provides financial assurance to beneficiaries related to execution and performance of our land development business. At year-end 2017, there were $14,708,000 outstanding under this program.

Off-Balance Sheet Arrangements
From time to time, we may enter into off-balance sheet arrangements to facilitate our operating activities. At year-end 2017, our off-balance sheet unfunded arrangements, excluding contractual interest payments, purchase obligations, operating lease obligations and venture contributions included in the table of contractual obligations, consist of:

	Payments Due or Expiring by Year
	Total	2018	2019-20	2021-22	Thereafter
	(In thousands)
Performance bonds	$9,396	$9,396	$—	$—	$—
Standby letters of credit	7,226	6,620	606	—	—
Recourse obligations	438	281	141	16	—
Total	$17,060	$16,297	$747	$16	$—
In 2014, FMF Littleton LLC, an equity method venture in which we own a 25 percent interest, obtained a senior secured construction loan in the amount of $46,384,000 to develop a 385-unit multifamily project located in Littleton, Colorado. The outstanding balance was $45,875,000 at year-end 2017. We provided the lender with a guaranty of completion of the improvements; a guaranty for repayment of 25 percent of the principal balance and unpaid accrued interest; and a standard nonrecourse carve-out guaranty. The principal guaranty was reduced from 25 percent of principal to ten percent upon achievement of certain conditions.
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
At year-end 2017, we have divested all of our oil and gas working interest assets and our owned mineral assets. Critical accounting estimates related to oil and gas such as accrued oil and gas revenue, impairment of oil and gas properties, oil and gas reserves and asset retirement obligations are not material to our financial statements for year-end 2017 or 2016 but are disclosed to provide our policies and impact on our financial condition and results of operations for the year ended 2015.

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

•
Share-Based Compensation — We use the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the stock price as well as assumptions regarding a number of other variables. These variables include expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors (term of option), risk-free interest rate and expected dividends. The expected life was based on the simplified method utilizing the midpoint between the vesting period and the contractual life of the awards. The expected stock price volatility was determined using a blend of historical and implied volatility. Pre-vesting forfeitures are estimated based upon the pool of participants and their expected activity and historical trends. We use Monte Carlo simulation pricing model to determine the fair value of market-leveraged stock units (MSUs) and stock option awards with market condition. A typical Monte Carlo exercise simulates a distribution of stock prices to yield an expected distribution of stock prices at the end of the performance period. The simulations are repeated many times in order to derive a probabilistic assessment of stock performance. The stock-paths are simulated using assumptions which include expected stock price volatility and risk-free interest rate.

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

•
Accrued Oil and Gas Revenue — We recognized revenue as oil and gas was produced and sold. There were a significant amount of oil and gas properties which we did not operate and, therefore, revenue was typically recorded in the month of production based on an estimate of our share of volumes produced and prices realized. We obtained the most current available production data from the operators and price indices for each well to estimate the accrual of revenue. Obtaining production data on a timely basis for some wells was not feasible; therefore we utilized past production receipts and estimated sales price information to estimate accrual of working interest revenue on all other non-operated wells each month. Revisions to such estimates were recorded as actual results became known.

•
Impairment of Oil and Gas Properties — We reviewed our proved oil and gas properties for impairment whenever events and circumstances indicated that a decline in the recoverability of their carrying value may have occurred. We estimated the expected undiscounted future cash flows of our oil and gas properties and compared such undiscounted future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount was recoverable. If the carrying amount exceeded the estimated undiscounted future cash flows, we would adjust the carrying amount of the oil and gas properties to fair value. The factors used to determine fair value were subject to our judgment and expertise and included, but were not limited to, recent sales prices of comparable properties, the present value of future cash flows, net of estimated operating and development costs using estimates of proved reserves, future commodity pricing, future production estimates, anticipated capital expenditures, and various discount rates commensurate with the risk and current market conditions associated with realizing the expected cash flows projected. Because of the uncertainty inherent in these factors, we could not predict when or if future impairment charges for proved properties would be recorded.

The assessment of unproved properties to determine any possible impairment required significant judgment. We assessed our unproved properties periodically for impairment on a property-by-property basis based on remaining lease terms, drilling results or future plans to develop acreage. Due to the uncertainty inherent in these factors, we could not predict the amount of impairment charges that may be recorded in the future.

•
Oil and Gas Reserves — The estimation of oil and gas reserves was a significant estimate which affected the amount of non-cash depletion expense we recorded as well as impairment analysis we performed. On an annual basis, we engaged an independent petroleum engineering firm to assist us in preparing estimates of oil and gas reserves based on available geologic and seismic data, reservoir pressure data, core analysis reports, well logs, analogous reservoir performance history, production data and other available sources of engineering, geological and geophysical information. Oil and gas prices were volatile and largely affected by worldwide or domestic production and consumption and were outside our control.

•
Asset Retirement Obligations — We made estimates of the future costs of the retirement obligations of our producing oil and gas properties. Estimating future costs involved significant assumptions and judgments regarding such factors as estimated costs of plugging and abandonment, timing of settlements, discount rates and inflation rates. Such cost estimates could be subject to significant revisions in subsequent years due to changes in regulatory requirements, technological advances and other factors which may be difficult to predict.

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
Management conducted the required assessment of the effectiveness of our internal control over financial reporting as of year-end. Based upon this assessment, management believes that our internal control over financial reporting is effective as of year-end 2017.
Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Form 10-K, has also audited our internal control over financial reporting. Their attestation report follows this report of management.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Forestar Group Inc.

Opinion on Internal Control over Financial Reporting
We have audited Forestar Group Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Forestar Group Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Forestar Group Inc. as of December 31, 2017 and 2016, the related consolidated statements of income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15 (a), and our report dated February 28, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Austin, Texas
February 28, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Forestar Group Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Forestar Group Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15 (a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2007.
Austin, Texas
February 28, 2018

FORESTAR GROUP INC.
CONSOLIDATED BALANCE SHEETS

	At Year-End
	2017	2016
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$321,783	$265,798
Restricted cash	40,017	275
Real estate, net	130,380	293,003
Assets of discontinued operations	—	14
Assets held for sale	181,607	30,377
Investment in unconsolidated ventures	64,579	77,611
Receivables, net	6,307	8,931
Income taxes receivable	6,674	10,867
Prepaid expenses	3,118	2,000
Property and equipment, net	2,003	3,116
Deferred tax asset, net	2,028	323
Goodwill and other intangible assets	448	37,900
Other assets	2,968	2,993
TOTAL ASSETS	$761,912	$733,208
LIABILITIES AND EQUITY
Accounts payable	$2,382	$4,804
Accrued employee compensation and benefits	8,994	4,126
Accrued property taxes	2,153	2,008
Accrued interest	1,489	1,585
Earnest money deposits	11,940	10,511
Other accrued expenses	5,942	12,598
Liabilities of discontinued operations	—	5,295
Liabilities held for sale	1,017	103
Other liabilities	13,934	19,702
Debt, net	108,429	110,358
TOTAL LIABILITIES	156,280	171,090
COMMITMENTS AND CONTINGENCIES
EQUITY
Forestar Group Inc. shareholders’ equity:
Common stock, par value $1.00 per share, 200,000,000 authorized shares, 41,938,936 issued at December 31, 2017 and 44,803,603 issued at December 31, 2016	41,939	44,804
Additional paid-in capital	505,977	553,005
Retained earnings	56,296	12,602
Treasury stock, at cost, 0 shares at December 31, 2017 and 3,187,253 shares at December 31, 2016	—	(49,760)
Total Forestar Group Inc. shareholders’ equity	604,212	560,651
Noncontrolling interests	1,420	1,467
TOTAL EQUITY	605,632	562,118
TOTAL LIABILITIES AND EQUITY	$761,912	$733,208
Please read the notes to the consolidated financial statements.

FORESTAR GROUP INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	For the Year
	2017	2016	2015
	(In thousands, except per share amounts)
REVENUES
Real estate sales and other	$112,655	$176,535	$120,022
Commercial and income producing properties	91	13,738	82,808
Real estate	112,746	190,273	202,830
Mineral resources	1,502	5,076	9,094
Other	74	1,965	6,652
	114,322	197,314	218,576
COST AND EXPENSES
Cost of real estate sales and other	(65,012)	(147,653)	(52,640)
Cost of commercial and income producing properties	(2)	(15,442)	(61,251)
Cost of mineral resources	(38,315)	(763)	(2,998)
Cost of other	(6,450)	(5,075)	(3,081)
Other operating	(21,658)	(33,177)	(48,996)
General and administrative	(56,531)	(21,597)	(27,253)
	(187,968)	(223,707)	(196,219)
GAIN ON SALE OF ASSETS	113,411	166,747	1,585
OPERATING INCOME	39,765	140,354	23,942
Equity in earnings of unconsolidated ventures	17,899	6,123	16,008
Interest expense	(8,532)	(19,985)	(34,066)
Loss on extinguishment of debt, net	(611)	(35,864)	—
Other non-operating income	3,600	1,718	3,006
INCOME FROM CONTINUING OPERATIONS BEFORE TAXES	52,121	92,346	8,890
Income tax expense	(45,820)	(15,302)	(35,131)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	6,301	77,044	(26,241)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAXES	46,031	(16,865)	(186,130)
CONSOLIDATED NET INCOME (LOSS)	52,332	60,179	(212,371)
Less: Net (income) attributable to noncontrolling interests	(2,078)	(1,531)	(676)
NET INCOME (LOSS) ATTRIBUTABLE TO FORESTAR GROUP INC.	$50,254	$58,648	$(213,047)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	42,143	34,546	34,266
Diluted	42,381	42,334	34,266
NET INCOME (LOSS) PER BASIC SHARE
Continuing operations	$0.10	$1.80	$(0.79)
Discontinued operations	$1.09	$(0.40)	$(5.43)
NET INCOME (LOSS) PER BASIC SHARE	$1.19	$1.40	$(6.22)
NET INCOME (LOSS) PER DILUTED SHARE
Continuing operations	$0.10	$1.78	$(0.79)
Discontinued operations	$1.09	$(0.40)	$(5.43)
NET INCOME (LOSS) PER DILUTED SHARE	$1.19	$1.38	$(6.22)
Please read the notes to the consolidated financial statements.

FORESTAR GROUP INC.
CONSOLIDATED STATEMENTS OF EQUITY

		Forestar Group Inc. Shareholders' Equity
		Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings (Accumulated Deficit)	Non-controlling Interests
	Total	Shares	Amount		Shares	Amount
	(In thousands, except per share amounts)
Balance at December 31, 2014	$709,742	36,946,603	$36,947	$558,945	(3,485,278)	$(55,691)	$167,001	$2,540
Net income (loss)	(212,371)	—	—	—	—	—	(213,047)	676
Distributions to noncontrolling interest	(701)	—	—	—	—	—	—	(701)
Issuances of common stock for vested share-settled units	—	—	—	(5,362)	335,611	5,362	—	—
Issuances from exercises of pre-spin stock options, net of swaps	31	—	—	(33)	3,999	64	—	—
Shares withheld for payroll taxes	(762)	—	—	(1)	(51,521)	(761)	—	—
Forfeitures of restricted stock awards	—	—	—	125	(6,579)	(125)	—	—
Share-based compensation	8,576	—	—	8,576	—	—	—	—
Tax benefit from exercise of restricted stock units and stock options and vested restricted stock	(400)	—	—	(400)	—	—	—	—
Balance at December 31, 2015	$504,115	36,946,603	$36,947	$561,850	(3,203,768)	$(51,151)	$(46,046)	$2,515
Net income	60,179	—	—	—	—	—	58,648	1,531
Distributions to noncontrolling interest	(2,579)	—	—	—	—	—	—	(2,579)
Issuances of common stock for vested share-settled units	—	—	—	(4,570)	288,397	4,570	—	—
Issuances from exercises of stock options, net of swaps	328	—	—	(224)	35,406	552	—	—
Shares withheld for payroll taxes	(222)	—	—	(28)	(23,312)	(194)	—	—
Shares repurchased	(3,537)	—	—	—	(283,976)	(3,537)	—	—
Share-based compensation	4,045	—	—	4,045	—	—	—	—
Settlement of tangible equity units	—	7,857,000	7,857	(7,857)	—	—	—	—
Reacquisition of equity component related to convertible debt	(211)	—	—	(211)	—	—	—	—
Balance at December 31, 2016	$562,118	44,803,603	$44,804	$553,005	(3,187,253)	$(49,760)	$12,602	$1,467
Net income	52,332	—	—	—	—	—	50,254	2,078
Distributions to noncontrolling interests	(2,125)	—	—	—	—	—	—	(2,125)
Issuances of common stock for vested share-settled units	—	—	—	(5,224)	335,261	5,224	—	—
Issuances from exercises of stock options, net of swaps	616	—	—	(367)	63,195	983	—	—
Shares withheld for payroll taxes	(981)	—	—	—	(75,870)	(981)	—	—
Retirement of treasury shares	—	(2,864,667)	(2,865)	(35,109)	2,864,667	44,534	(6,560)	—
Share-based compensation	6,458	—	—	6,458	—	—	—	—
Settlement of equity awards	(12,786)	—	—	(12,786)	—	—	—	—
Balance at December 31, 2017	$605,632	41,938,936	$41,939	$505,977	—	$—	$56,296	$1,420
Please read the notes to the consolidated financial statements.

FORESTAR GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year
	2017	2016	2015
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$52,332	$60,179	$(212,371)
Adjustments:
Depreciation, depletion and amortization	5,463	11,447	45,085
Change in deferred income taxes	(1,705)	(1,360)	41,261
Equity in earnings of unconsolidated ventures	(17,899)	(6,123)	(16,008)
Distributions of earnings of unconsolidated ventures	23,041	7,719	12,741
Share-based compensation	6,643	4,037	4,246
Real estate cost of sales	63,999	98,412	87,733
Dry hole and unproved leasehold impairment costs	—	—	67,639
Real estate development and acquisition expenditures, net	(103,904)	(81,179)	(107,988)
Reimbursements from utility and improvement districts	20,071	27,107	15,176
Asset impairments	47,172	60,939	108,184
Loss on debt extinguishment, net	611	35,864	—
Gain on sale of assets	(113,214)	(153,083)	(879)
Other	2,877	5,359	4,680
Changes in:
Notes and accounts receivables	2,686	13,214	(978)
Prepaid expenses and other	(1,345)	(133)	3,026
Accounts payable and other accrued liabilities	(7,236)	(16,711)	(11,868)
Income taxes	4,193	1,189	(4,553)
Net cash (used in) provided by operating activities	(16,215)	66,877	35,126
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, equipment, software, reforestation and other	(52)	(6,138)	(14,690)
Oil and gas properties and equipment	(2,400)	(579)	(49,717)
Investment in unconsolidated ventures	(4,548)	(6,089)	(26,349)
Proceeds from sale of assets	130,146	427,849	18,260
Return of investment in unconsolidated ventures	11,398	5,700	12,168
Net cash provided by (used in) investing activities	134,544	420,743	(60,328)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of debt	(10,049)	(315,229)	(58,220)
Additions to debt	3,036	3,184	11,463
Deferred financing fees	(313)	—	(295)
Change in restricted cash	(39,742)	—	—
Distributions to noncontrolling interests, net	(2,125)	(2,579)	(701)
Settlement of equity awards	(12,786)	—	—
Exercise of stock options	616	—	—
Repurchases of common stock	—	(3,537)	—
Payroll taxes on restricted stock and stock options	(981)	(222)	(762)
Other	—	119	32
Net cash (used in) provided by financing activities	(62,344)	(318,264)	(48,483)
Net increase (decrease) in cash and cash equivalents	55,985	169,356	(73,685)
Cash and cash equivalents at beginning of year	265,798	96,442	170,127
Cash and cash equivalents at year-end	$321,783	$265,798	$96,442
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$4,913	$14,790	$27,330
Income taxes paid (refunds)	$(2,699)	$10,205	$(4,077)
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
Capitalized interest	$1,655	$2,838	$2,938
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
At year-end 2016, we had divested substantially all of our oil and gas working interest properties. As a result of this significant change in our operations, we have reported the results of operations and financial position of these assets as discontinued operations within the consolidated statements of income (loss) and consolidated balance sheets for all periods presented. In addition, in 2016, we changed the name of the oil and gas segment to mineral resources to reflect the strategic shift from oil and gas working interest investments to owned mineral interests.
The transactions included in our net income in the consolidated statements of income (loss) are the same as those that would be presented in other comprehensive income. Thus, our net income equates to other comprehensive income.
We are evaluating the impact of any potential changes in our accounting policies and related party transactions with D.R. Horton post-merger and will update our disclosures accordingly in future periods. The merger was accounted for under the acquisition method in accordance with U.S. Generally Accepted Accounting Principles ("U.S. GAAP"). D.R. Horton was the acquirer for accounting purposes and our consolidated financial statements will continue to be stated at historical cost.
Cash and Cash Equivalents
Cash and cash equivalents include cash and other short-term instruments with original maturities of three months or less.
Cash Flows
The consolidated statements of cash flows for 2017, 2016 and 2015 reflect cash flows from both continuing and discontinued operations. Expenditures for the acquisition and development of single-family and multifamily real estate that we intend to develop for sale are classified as operating activities. Expenditures for the acquisition and development of properties to be held and operated, investment in oil and gas properties and equipment, and business acquisitions are classified as investing activities.
Change in Fiscal Year
As a result of the Merger with D.R. Horton, we have elected to change our fiscal year-end from December 31 to September 30, effective January 1, 2018. This change will align our fiscal year-end reporting calendar with D.R. Horton.
Environmental and Asset Retirement Obligations
We recognize environmental remediation liabilities on an undiscounted basis when environmental assessments or remediation are probable and we can reasonably estimate the cost. We adjust these liabilities as further information is obtained or circumstances change. With the sale of our remaining oil and gas entities in 2017 we no longer have asset retirement obligations related to the abandonment and site restoration requirements that result from the acquisition, construction and development of oil and gas working interest properties, which we have divested. Prior to the sale, we recorded the fair value of a liability for an asset retirement obligation in the period in which it was incurred and a corresponding increase in the carrying amount of the related long-lived asset. Accretion expense related to the asset retirement obligation and depletion expense related to capitalized asset retirement costs are included in cost of mineral resources and in discontinued operations on our consolidated statements of income (loss).

Fair Value Measurements
Financial instruments for which we did not elect the fair value option include cash and cash equivalents, accounts and notes receivables, other assets, debt, accounts payable and other liabilities. With the exception of long-term notes receivable and debt, the carrying amounts of these financial instruments approximate their fair values due to their short-term nature.
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
In 2017, we sold our remaining owned mineral assets for approximately $85,700,000 and as a result of this sale we recorded a non-cash impairment charge of $37,900,000 related to the mineral resources reporting unit goodwill which is included in cost of mineral resources on our consolidated statements of income (loss).
At year-end 2016, we performed our annual goodwill impairment evaluation and concluded that goodwill related to our central Texas water assets was impaired because the carrying value exceeded the fair value and recorded a $3,874,000 non-cash impairment charge which is included in cost of other on our consolidated statements of income (loss).
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
Property and Equipment
We carry property and equipment at cost less accumulated depreciation. We capitalize the cost of significant additions and improvements, and we expense the cost of repairs and maintenance. We capitalize interest costs incurred on major construction projects. We depreciate these assets using the straight-line method over their estimated useful lives as follows:

	Estimated	Year-End
	Useful Lives	2017	2016
		(In thousands)
Buildings and building improvements	10 to 40 years	$2,162	$2,700
Property and equipment	2 to 10 years	4,513	4,957
		6,675	7,657
Less: accumulated depreciation		(4,672)	(4,541)
		$2,003	$3,116
Depreciation expense of property and equipment was $441,000 in 2017, $889,000 in 2016 and $1,067,000 in 2015.
Real Estate
We carry real estate at the lower of cost or fair value less cost to sell. We capitalize interest costs once development begins, and we continue to capitalize throughout the development period. We also capitalize infrastructure, improvements, amenities, and other development costs incurred during the development period. We determine the cost of real estate sold using the relative sales value method. When we sell real estate from projects that are not finished, we include in the cost of real estate sold estimates of future development costs through completion, allocated based on relative sales values. These estimates of future development costs are reevaluated at least annually, with any adjustments being allocated prospectively to the remaining units available for sale. We receive cash deposits from home builders for purchases of vacant developed lots from community development projects. These earnest money deposits are released to the home builders as lots are developed and sold. In certain instances earnest money deposits are subject to mortgages which are secured by the real estate under contract with the home builder. These mortgages expire when the earnest money is released to the home builders as lots are developed and sold.  At year-end 2017, $40,408,000 of real estate was subject to earnest money mortgages, including $25,712,000 classified as assets held for sale.
We have agreements with utility or improvement districts, principally in Texas, whereby we agree to convey to the districts water, sewer and other infrastructure-related assets we have constructed in connection with projects within their jurisdiction. The reimbursement for these assets ranges from 70 to 90 percent of allowable cost as defined by the district. The transfer is consummated and we receive payment when the districts have a sufficient tax base to support funding of their bonds. The cost we incur in constructing these assets is included in capitalized development costs, and upon collection, we remove the assets from capitalized development costs. We provide an allowance to reflect our past experiences in collecting these reimbursements.
Impairment of Real Estate Long-Lived Assets
We review real estate long-lived assets held for use for impairment when events or circumstances indicate that their carrying value may not be recoverable. Impairment exists if the carrying amount of the long-lived asset is not recoverable from the undiscounted cash flows expected from its use and eventual disposition. We determine the amount of the impairment loss by comparing the carrying value of the long-lived asset to its estimated fair value. We generally determine fair value based on the present value of future cash flows expected from the sale of the long-lived asset. Non-cash impairment charges related to our owned and consolidated real estate assets are included in cost of real estate sales and other. In 2017, we recorded $3,420,000 in non-cash impairment charges related to the asset group sold in the strategic asset sale to Starwood and one mitigation project. In 2016, we recorded $56,453,000 in non-cash impairment charges related to six non-core community development projects and two multifamily sites.
Reclassifications
In 2017, we have reclassified prior years' restricted cash that was included in other assets to a separate line item on our consolidated balance sheets to conform to the current year presentation.
Real Estate Revenue
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
Share-Based Compensation
We use the Black-Scholes option pricing model to determine the fair value of stock options, and a Monte Carlo simulation pricing model to determine the fair value of market-leveraged stock units and for stock options with market conditions. The fair value of equity-settled awards is determined on the grant date and the fair value of cash-settled awards is determined at period end. We expense share-based awards ratably over the vesting period or earlier based on retirement eligibility.
Owned Mineral Interests
Historically, we leased our mineral interests to third-party exploration and production entities, we retained a royalty interest and may have taken an additional participation in production, including a working interest. In first quarter 2017, we sold our remaining owned mineral assets.
Oil and Gas Properties (Discontinued Operations)
We used the successful efforts method of accounting for our oil and gas producing activities. Costs to acquire mineral interests leased, costs to drill and complete development of oil and gas wells and related asset retirement costs were capitalized. Costs to drill exploratory wells were capitalized pending determination of whether the wells had proved reserves and if determined incapable of producing commercial quantities of oil and gas these costs were expensed as dry hole costs. At year-end 2017, we had no capitalized exploratory well costs pending determination of proved reserves. Exploration costs include dry hole costs, geological and geophysical costs, expired unproved leasehold costs and seismic studies, and were expensed as incurred. Production costs incurred to maintain wells and related equipment were charged to expense as incurred.

Depreciation and depletion of producing oil and gas properties was calculated using the units-of-production method. Proved developed reserves were used to compute unit rates for unamortized tangible and intangible drilling and completion costs. Proved reserves were used to compute unit rates for unamortized acquisition of proved leasehold costs. Unit-of-production amortization rates were revised whenever there was an indication of the need for revision but at least once a year and those revisions were accounted for prospectively as changes in accounting estimates. We no longer own any oil and gas working interest properties.
Impairment of Oil and Gas Properties (Discontinued Operations)
Historically, we evaluated our oil and gas properties, including facilities and equipment, for impairment whenever events or changes in circumstances indicated that the carrying value of the asset may not be recoverable. We estimate the expected undiscounted future cash flows of our oil and gas properties and compared such undiscounted future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount was recoverable. If the carrying amount exceeded the estimated undiscounted future cash flows, we adjusted the carrying amount of the oil and gas properties to fair value. The factors used to determine fair value were subject to our judgment and expertise and included, but were not limited to, recent sales prices of comparable properties, the present value of future cash flows net of estimated operating and development costs using estimates of proved reserves, future commodity pricing, future production estimates, anticipated capital expenditures, and various discount rates commensurate with the risk and current market conditions associated with realizing the expected cash flows projected.
Assessing unproved leasehold properties to determine impairment required significant judgment. We assessed our unproved leasehold properties periodically for impairment on a property-by-property basis based on remaining lease terms, drilling results or future plans to develop acreage. Impairment expense for proved and unproved oil and gas properties are included in cost of mineral resources and cost of oil and gas producing activities in discontinued operations.
Oil and Gas Working Interest Revenues (Discontinued Operations)
We recognized revenue as oil and gas was produced and sold. There were a significant amount of oil and gas properties which we did not operate and, therefore, revenue was typically recorded in the month of production based on an estimate of our share of volumes produced and prices realized. We obtained the most current available production data from the operators and price indices for each well to estimate the accrual of revenue. Obtaining production data on a timely basis for some wells was not feasible; therefore we utilized past production receipts and estimated sales price information to estimate accrual of working interest revenue on all other non-operated wells each month. Revisions to such estimates were recorded as actual results became known.
A majority of our sales were made under contractual arrangements with terms that were considered to be usual and customary in the oil and gas industry. The contracts were for periods of up to five years with prices determined upon a percentage of pre-determined and published monthly index price. The terms of these contracts did not have an effect on how we recognized revenue.
Mineral Resources Revenues
We recognized revenue from mineral bonus payments when we had received an executed agreement with the exploration company transferring the rights to any oil or gas it may find and requiring drilling be done within a specified period, the payment had been collected, and we had no obligation to refund the payment. We recognized revenue from delay rentals received if drilling had not started within the specified period and when the payment had been collected. We recognized revenue from mineral royalties and non-working interests when the minerals had been delivered to the buyer, the value was determinable, and we were reasonably sure of collection.
Other Revenues
We recognized revenue from timber sales upon passage of title, which occurred at delivery; when the price was fixed and determinable; and we were reasonably sure of collection. We recognized revenue from recreational leases on a straight-line basis over the lease term. We recognize revenue from the sale of water rights or groundwater reservation agreements upon receipt of an executed agreement, when payment has been collected, all conditions to the agreement have been met and we have no further performance obligations. Water delivery revenues are recognized as water is delivered and metered at the delivery point.

Note 2 — New and Pending Accounting Pronouncements
Adoption of New Accounting Standards
In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, as part of its simplification initiative. The areas for simplification in this update involve several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and the classification on the statement of cash flows. We adopted the updated standard on January 1, 2017. Effective first quarter 2017, stock-based compensation (SBC) excess tax benefits or deficiencies are reflected in the consolidated statements of income (loss) as a component of the provision for income taxes, whereas they previously were recognized in equity to the extent additional paid-in capital pool was available. Additionally, our consolidated statements of cash flows will now present excess tax benefits as an operating activity, if applicable. Finally, we have elected to account for forfeitures as they occur, rather than estimate expected forfeitures.  The adoption of this guidance did not have a material impact on our consolidated financial statements.
Pending Accounting Standards
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The updated standard becomes effective for annual and interim periods beginning after December 15, 2017. Due to our change in fiscal year-end, this standard is effective for us beginning October 1, 2018. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). We currently anticipate adopting the standard using the cumulative catch-up transition method. We anticipate this standard will not have a material impact on our consolidated financial statements. While we are continuing to assess all potential impacts of the standard, we expect revenue related to lot and tract sales to remain substantially unchanged. Due to the complexity of certain of our real estate sale transactions, the revenue recognition treatment required under the standard will be dependent on contract-specific terms, and may vary in some instances from recognition at the time of the sale closing.
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

Note 3 — Merger
On October 5, 2017, we merged with a subsidiary of D.R. Horton and we continued as the surviving entity (the "Merger"). In the Merger, each existing share of our common stock issued and outstanding immediately prior to the effective time (the “Former Forestar Common Stock”) (except for shares of our common stock that were held by us as treasury shares or by us or D.R. Horton or our or their respective subsidiaries) were converted into the right to receive, at the election of the holders of such shares of Former Forestar Common Stock, either an amount in cash equal to the Cash Consideration ($17.75 per share) or one new share of our common stock (the “New Forestar Common Stock”), subject to proration procedures applicable to oversubscription and undersubscription for the Cash Consideration described in the Merger Agreement. The aggregate amount of Cash Consideration paid by D.R. Horton to holders of Former Forestar Common Stock in the Merger was $558,256,000. In the Merger, 10,487,873 shares of New Forestar Common Stock (representing 25% of the outstanding shares of New Forestar Common Stock immediately after the effective time) were issued to the holders of our common stock and 31,451,063 shares of New Forestar Common Stock (representing 75% of the outstanding share of the New Forestar Common Stock immediately after the effective time) were issued to D.R. Horton.
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
In connection with merger activities, we incurred $43,819,000 in transaction costs in 2017, of which, $41,475,000 are included in general and administrative expenses and $2,344,000 in other operating expenses on our consolidated statements of income (loss). These costs include a $20,000,000 merger termination fee paid to Starwood Capital Group, $7,683,000 in executive severance and change in control costs, $7,170,000 in transaction and other fees paid to our financial advisor, $4,617,000 in professional services and other costs and $4,349,000 related to the acceleration of vesting and settlement of equity awards.

Note 4 — Real Estate
Real estate consists of:

	At Year-End
	2017	2016
	(In thousands)
Entitled, developed and under development projects	$127,442	$263,859
Other real estate costs (principally land in entitlement in 2016)	2,938	29,144
	$130,380	$293,003
Our estimated reimbursements from utility and improvement districts included in real estate were $9,775,000 at year-end 2017 and $45,157,000 at year-end 2016, which included $14,749,000 related to our Cibolo Canyons project near San Antonio. In 2017, we collected $19,606,000 in reimbursements that were previously submitted to these districts. These costs are principally for water, sewer and other infrastructure assets that we have incurred and submitted or will submit to utility or improvement districts for approval and reimbursement. We expect to be reimbursed by utility and improvement districts when these districts achieve adequate tax basis or otherwise have funds available to support payment. At year-end 2017, estimated reimbursements of $27,915,000, which include $14,127,000 related to Cibolo Canyons, are classified as assets held for sale. Please read Note 22 — Subsequent Event for additional information regarding our strategic asset sale to Starwood.
In 2017, we recognized non-cash impairment charges of $3,420,000 related to the asset group sold in the strategic asset sale to Starwood and one non-core mitigation project. In 2016, we recognized non-cash impairment charges of $56,453,000 related to six non-core community development projects and two multifamily sites. These impairments were a result of our key initiative to review our entire portfolio of assets which resulted in business plan changes, inclusive of cash tax savings considerations, to market these properties for sale, which resulted in adjustment of the carrying value to fair value.
In 2017, we sold over 19,000 acres of timberland and undeveloped land in Georgia and Texas for $46,197,000 generating combined net proceeds of $45,396,000. These transactions resulted in a gain on sale of assets of $28,674,000.
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

In 2016, we sold over 58,300 acres of timberland and undeveloped land in Georgia and Alabama for $104,172,000 generating net proceeds of $103,238,000. These transactions resulted in a gain on sale of assets of $48,891,000.
Depreciation expense related to commercial and income producing properties was $0 in 2017, $816,000 in 2016 and $6,810,000 in 2015 and is included in other operating expense.
We provided a performance bond and standby letter of credit in support of a bond issuance by CCSID. In 2014, we received $50,550,000 from CCSID principally related to its issuance of $48,900,000 Hotel Occupancy Tax (HOT) and Sales and Use Tax Revenue Bonds. These bonds are obligations solely of CCSID and are payable from HOT and sales and use taxes levied by CCSID. To facilitate the issuance of the bonds, we provided a $6,846,000 letter of credit to the bond trustee as security for certain debt service fund obligations in the event CCSID tax collections are not sufficient to support payment of the bonds in accordance with their terms. The letter of credit must be maintained until the earlier of redemption of the bonds or scheduled bond maturity in 2034. We also entered into an agreement with the owner of the Resort to assign its senior rights to us in exchange for consideration provided by us, including a surety bond to be drawn if CCSID tax collections are not sufficient to support ad valorem tax rebates payable. The surety bond decreases as CCSID makes annual ad valorem tax rebate payments, which obligation is scheduled to be retired in full by 2020. At year-end 2017, the surety bond was $5,312,000. Our rights to receive the excess HOT and sales taxes from CCSID was excluded from the strategic asset sale to Starwood.

Note 5 — Investment in Unconsolidated Ventures
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
At year-end 2017, we had ownership interests in 15 ventures that we accounted for using the equity method, none of which are a VIE.
Combined summarized balance sheet information for our ventures accounted for using the equity method follows:

	Venture Assets		Venture Borrowings (a)		Venture Equity		Our Investment
	At Year-End
	2017	2016	2017	2016	2017	2016	2017	2016
	(In thousands)
242, LLC (b) (e)	$19,525	$26,503	$—	$1,107	$19,357	$23,136	$9,131	$10,934
CL Ashton Woods, LP (c)	124	2,653	—	—	104	2,198	83	1,107
CL Realty, LLC	4,528	8,048	—	—	4,344	7,899	2,172	3,950
CREA FMF Nashville LLC (b)	2,315	56,081	—	37,446	684	17,091	342	4,923
Elan 99, LLC (e)	49,080	49,652	36,348	36,238	11,204	13,100	10,078	11,790
FMF Littleton LLC	66,849	70,282	45,836	44,446	20,289	23,798	5,144	6,128
FMF Peakview LLC	—	—	—	—	—	—	—	—
FOR/SR Forsyth LLC	11,598	10,672	1,551	1,568	10,041	8,990	9,037	8,091
HM Stonewall Estates, Ltd	—	852	—	—	—	852	—	477
LM Land Holdings, LP (c)	19,479	25,538	—	3,477	12,074	20,945	5,935	9,685
MRECV DT Holdings LLC (e)	3,043	4,155	—	—	3,043	4,144	2,594	3,729
MRECV Edelweiss LLC/MRECV Lender VIII LLC (e)	8,127	3,484	—	—	8,127	3,484	7,189	3,358
MRECV Juniper Ridge LLC (e)	3,936	4,156	—	—	3,936	4,156	3,331	3,741
MRECV Meadow Crossing II LLC (e)	3,129	2,492	—	—	3,129	2,491	2,738	2,242
Miramonte Boulder Pass, LLC (e)	7,573	10,738	1,398	4,006	4,843	5,265	4,633	5,330
Temco Associates, LLC	4,448	4,368	—	—	4,345	4,253	2,172	2,126
Other ventures	—	—	—	—	—	—	—	—
	$203,754	$279,674	$85,133	$128,288	$105,520	$141,802	$64,579	$77,611

Combined summarized income statement information for our ventures accounted for using the equity method follows:

	Revenues			Earnings (Loss)			Our Share of Earnings (Loss)
	For the Year
	2017	2016	2015	2017	2016	2015	2017	2016	2015
	(In thousands)
242, LLC (b) (e)	$13,073	$5,835	$20,995	$8,021	$1,259	$9,588	$4,096	$668	$4,919
CL Ashton Woods, LP	3,179	2,870	9,820	1,456	914	3,881	1,816	1,332	5,000
CL Realty, LLC	499	567	856	(1,155)	237	424	(578)	119	212
CREA FMF Nashville LLC (b) (d)	5,440	4,955	1,227	17,267	(1,420)	(1,696)	7,563	1,103	(1,696)
Elan 99, LLC (e)	4,596	1,392	—	(1,896)	(2,739)	(49)	(1,712)	(2,465)	(44)
FMF Littleton LLC	6,366	3,116	120	192	(571)	(367)	48	(143)	(92)
FMF Peakview LLC	—	939	2,057	—	(248)	(1,116)	—	(50)	(223)
FOR/SR Forsyth LLC	—	—	—	(148)	(65)	—	(134)	(58)	—
HM Stonewall Estates, Ltd.	496	2,112	3,990	243	832	1,881	103	361	952
LM Land Holdings, LP (c)	22,127	10,001	10,956	10,629	7,288	8,251	3,563	2,458	3,342
MRECV DT Holdings LLC (e)	1,196	495	—	1,173	477	167	911	429	—
MRECV Edelweiss LLC/MRECV Lender VIII LLC (e)	1,018	416	—	1,016	409	151	789	368	137
MRECV Juniper Ridge LLC (e)	1,445	379	—	1,445	380	106	1,089	342	—
MRECV Meadow Crossing II LLC (e)	638	267	—	638	220	—	496	198	—
Miramonte Boulder Pass, LLC (e)	5,483	4,923	—	177	(399)	(250)	(197)	(200)	(125)
PSW Communities, LP	—	—	29,986	—	—	2,688	—	—	1,169
TEMCO Associates, LLC	192	1,344	9,485	92	440	2,358	46	220	1,179
Other ventures	—	6,519	36,237	—	2,105	33,303	—	1,441	1,278
	$65,748	$46,130	$125,729	$39,150	$9,119	$59,320	$17,899	$6,123	$16,008
_____________________

(a)	Total includes current maturities of $84,098,000 at year-end 2017, of which $79,515,000 is non-recourse to us, and $89,756,000 at year-end 2016, of which $78,557,000 is non-recourse to us.

(b)
Includes unamortized deferred gains on real estate contributed by us to ventures. We recognize deferred gains as income as real estate is sold to third parties. Deferred gains of $548,000 are reflected as a reduction to our investment in unconsolidated ventures at year-end 2017.

(c)
Includes unrecognized basis difference of $448,000 which is reflected as an increase of our investment in unconsolidated ventures at year-end 2017. This difference will be amortized as expense over the life of the investment and included in our share of earnings (loss) from the respective venture.

(d)
Our share of venture earnings in 2016 includes reallocation of prior year cumulative losses incurred by the venture as a result of equity contribution by the venture partner in 2016 in accordance with the partnership agreement.

(e)	Included in our strategic asset sale to Starwood on February 8, 2018. Please read Note 22 - Subsequent Event for additional information regarding this transaction.
In 2017, we invested $4,548,000 in these ventures and received $34,439,000 in distributions; in 2016, we invested $6,089,000 in these ventures and received $13,419,000 in distributions; and in 2015, we invested $26,349,000 in these ventures and received $24,909,000 in distributions. Distributions include both return of investments and distributions of earnings.
In 2017, CREA FMF Nashville LLC (Acklen), sold a 320-unit multifamily project in Nashville for $71,750,000 and recognized a gain of $18,986,000. Our share of earnings was $7,783,000 and we received a distribution of $11,956,000 as a result of this sale.
In 2017, venture earnings from 242, LLC benefited from the sale of 46 commercial acres for $9,719,000 generating $6,612,000 in earnings to the venture. Based on our 50% interest in the venture, our pro-rata share of the earnings associated with this sale was $3,306,000 and our pro-rata share of the total distributable cash was $4,348,000.
In 2017, CL Realty, LLC, a venture in which we own a 50% interest, sold certain mineral assets to us for $2,400,000. Subsequent to closing of this transaction, we received $1,200,000 from the venture, representing our pro-rata share of distributable cash. In 2017, the venture recognized a non-cash impairment charge of $3,756,000 associated with a commercial tract on the Texas coast.

In 2016, we sold our interest in FMF Peakview LLC (3600), a 304-unit multifamily joint venture near Denver, generating $13,917,000 in net proceeds and recognized a gain of $10,363,000 which is included in gain on sale of assets.
We provided construction and development services for some of these ventures for which we receive fees. Fees for these services were $741,000 in 2017, $2,466,000 in 2016 and $1,856,000 in 2015, and are included in real estate revenues.

Note 6 — Goodwill and Other Intangible Assets
Carrying value of goodwill and other intangible assets follows:

	Year-End
	2017	2016
	(In thousands)
Goodwill	$—	$37,900
Identified intangibles, net	448	—
	$448	$37,900
Goodwill related to our mineral assets was $0 at year-end 2017 and $37,900,000 at year-end 2016. In 2017, we recognized a non-cash impairment charge of $37,900,000 related to goodwill attributable to our mineral resources reporting unit as a result of selling our remaining owned mineral assets. In 2016, we recognized a goodwill non-cash impairment charge of $3,874,000 related to interests in groundwater leases in central Texas. Impairment charges are included in cost of mineral resources and cost of other on our consolidated statements of income (loss).
Identified intangibles, net represent indefinite lived groundwater leases associated with our central Texas water assets at year-end 2017 and were included in assets held for sale at year-end 2016. In 2017, we recognized a non-cash impairment charge of $1,233,000 related to the indefinite lived groundwater leases. Impairment charges are included in cost of other on our consolidated statements of income (loss).
Note 7—Held for Sale
At year-end 2017, assets held for sale principally included certain real estate projects sold on February 8, 2018, and water wells related to our nonparticipating royalty interests in water rights located in east Texas. Please read Note 22 - Subsequent Event for additional information regarding our strategic asset sale to Starwood.
The major classes of assets and liabilities held for sale were as follows:

	At Year-End
	2017	2016
Assets Held for Sale:	(In thousands)
Real estate	$180,247	$19,931
Timber	—	1,682
Other intangible assets	—	1,681
Oil and gas properties and equipment, net	—	782
Property and equipment, net	1,360	6,301
	$181,607	$30,377

Liabilities Held for Sale:
Accounts payable	1,017	—
Other liabilities	—	103
	$1,017	$103

Note 8 — Discontinued Operations
We have divested all of our oil and gas working interest properties. As a result of this significant change in our operations, we have reported the results of operations and financial position of these assets as discontinued operations within the consolidated statements of income (loss) and consolidated balance sheets for all periods presented.

Summarized results from discontinued operations were as follows:

	For the Year
	2017	2016	2015

Revenues	$15	$5,862	$43,845
Cost of oil and gas producing activities	(52)	(6,578)	(221,402)
Other operating expenses	226	(7,754)	(10,363)
Income (loss) from discontinued operations before income taxes	$189	$(8,470)	$(187,920)
Gain (loss) on sale of assets before income taxes	(197)	(13,664)	(706)
Income tax benefit	46,039	5,269	2,496
Income (loss) from discontinued operations, net of taxes	$46,031	$(16,865)	$(186,130)

In third quarter 2017, we sold the common stock of Forestar Petroleum Corporation for $100,000. This transaction completed the sale of all our oil and gas assets and related entities. This transaction resulted in a significant tax loss, and the corresponding tax benefit is reported in discontinued operations in 2017.
In 2016, we recorded a net loss of $13,664,000 on the sale of 199,263 net mineral acres leased from others and 379 gross (95 net) producing oil and gas working interest wells in Nebraska, Kansas, Oklahoma and North Dakota for total net proceeds of $80,374,000, which includes $3,269,000 in reimbursement of capital costs incurred on in-progress wells that were assumed by the buyer. Other operating expenses in 2017 include a benefit of $1,043,000 due to a reduction of an accrual resulting from a change in estimate related to potential environmental liabilities to plug and abandon certain oil and gas wells in Wyoming. Other operating expenses in 2016 include loss contingency charges of $2,990,000 related to litigation and $1,155,000 related to potential environmental liabilities to plug and abandon certain oil and gas wells in Wyoming.
In 2015, we recorded a net loss of $706,000 on the sale of 109,000 net mineral acres leased from others and the disposition of 39 gross (7 net) producing oil and gas wells in Nebraska, Texas, Colorado, North Dakota and Oklahoma for total net proceeds of $17,800,000.
Cost of sales includes non-cash impairment charges of $0 in 2017, $612,000 in 2016 and $163,029,000 in 2015 related to our proved properties and unproved leasehold oil and gas working interests.
The major classes of assets and liabilities of discontinued operations at year-end 2017 and 2016 are as follows:

	At Year-End
	2017	2016
	(In thousands)
Assets of Discontinued Operations:
Receivables, net of allowance for bad debt	$—	$6
Prepaid expenses	—	8
	$—	$14

Liabilities of Discontinued Operations:
Accounts payable	$—	$67
Other accrued expenses	—	5,228
	$—	$5,295

Cash (used in) or provided by operating activities and investing activities of discontinued operations are as follows:

	For the Year
	2017	2016	2015
	(In thousands)
Operating activities:
Asset impairments	$—	$612	$105,337
Changes in accounts payable and other accrued liabilities	(3,000)	—	—
Dry hole and unproved leasehold impairment charges	—	—	67,639
Loss (gain) on sale of assets	197	13,664	706
Depreciation, depletion and amortization	—	2,202	28,391
	$(2,803)	$16,478	$202,073

Investing activities:
Oil and gas properties and equipment	$—	$(579)	$(49,717)
Proceeds from sales of assets	200	77,105	17,800
	$200	$76,526	$(31,917)

Note 9 — Receivables
Receivables consist of:

	At Year-End
	2017	2016
	(In thousands)
Other receivables and accrued interest	2,557	1,505
Loans secured by real estate, average interest rate of 5.40% at year-end 2017 and 4.94% at year-end 2016	3,776	7,452
	6,333	8,957
Allowance for bad debts	(26)	(26)
	$6,307	$8,931
Other loans secured by real estate generally are secured by a deed of trust and due within three to five years.

Note 10 — Debt
Debt consists of:

	At Year-End
	2017	2016
	(In thousands)
8.50% senior secured notes due 2022	—	5,200
3.75% convertible senior notes due 2020, net of discount	108,139	104,673
Other indebtedness due through 2018 at variable and fixed interest rates ranging from 5.0% to 5.50%	290	485
	$108,429	$110,358
Letter of Credit Facility
On October 5, 2017, we entered into a Letter of Credit Facility Agreement providing for a $30,000,000 secured standby letter of credit facility (the “LC Facility”). The LC Facility is secured by $30,000,000 in cash deposited with the administrative agent. In addition, we have $10,000,000 on deposit with a participating lender. The total of these two deposits are classified as restricted cash on our consolidated balance sheets. At year-end 2017, $14,072,000 was outstanding under the LC Facility.
Termination of Senior Credit Facility
On October 5, 2017, in connection with entry into the LC Facility, we terminated our existing senior credit facility (the “Prior Credit Facility”). The Prior Credit Facility provided for a $50,000,000 revolving line of credit that was scheduled to mature on May 15, 2018. This Prior Credit Facility could be prepaid at any time without penalty and included a $50,000,000 sublimit for letters of credit. All outstanding letters of credit at the time of termination were transferred to the new LC Facility.

8.50% Senior Secured Notes due 2022
On October 30, 2017, we redeemed the remaining $5,315,000 aggregate principal amount of outstanding 8.50% Senior Secured Notes due 2022 (the “Notes”). The Notes were redeemed for $5,928,000 and the redemption resulted in a $524,000 loss on extinguishment of debt.
In 2016, we completed a cash tender offer for our Notes, pursuant to which we purchased $215,495,000 principal amount of the outstanding Notes. Total consideration paid was $245,604,000, which included $29,091,000 in premium and $1,018,000 in accrued and unpaid interest. In addition, we received consent from holders of the Notes to eliminate or modify certain covenants, events of default and other provisions contained in the indenture governing the Notes, and to release the subsidiary guarantees and collateral securing the Notes. We also purchased $9,750,000 principal amount of the Notes in open market transactions. The cash tender offer and open market purchases resulted in a $35,681,000 loss on extinguishment of debt, which included the premium paid to repurchase the Notes, write-off of unamortized debt issuance costs of $5,416,000 and $1,301,000 in other costs.
3.75% Convertible Senior Notes due 2020
In 2013, we issued $125,000,000 aggregate principal amount of 3.75% Convertible Senior Notes due 2020 (Convertible Notes). Interest on the Convertible Notes is payable semiannually at a rate of 3.75 percent per annum and they mature on March 1, 2020. The Convertible Notes had an initial conversion rate of 40.8351 per $1,000 principal amount. The initial conversion rate was subject to adjustment upon the occurrence of certain events. Prior to November 1, 2019, the Convertible Notes are convertible only upon certain circumstances, and thereafter are convertible at any time prior to the close of business on the second scheduled trading day prior to maturity.
On October 5, 2017, we had $120,000,000 aggregate principal amount of Convertible Notes outstanding. In connection with the consummation of the Merger, we entered into a Third Supplemental Indenture (together with the base indenture and the prior supplemental indentures, the "Indenture") to the Indenture relating to our Convertible Notes.
Pursuant to the Third Supplemental Indenture, the Convertible Notes are no longer convertible into shares of our pre-merger common stock (“Former Forestar Common Stock”) and instead are convertible into cash and shares of our post-merger common stock (“New Forestar Common Stock”) based on the per-share weighted average of the cash and shares of New Forestar Common Stock received by our stockholders that affirmatively made an election in connection with the Merger. As a result of such elections, for each share of Former Forestar Common Stock a holder of Convertible Notes was previously entitled to receive upon conversion of Convertible Notes, such holder is instead entitled to receive $579.77062 in cash and 8.17192 shares of New Forestar Common Stock per $1,000 principal amount of Notes surrendered for conversion.
The completion of the Merger constituted a Fundamental Change, as defined in the Indenture. On October 12, 2017, in accordance with the Indenture, we gave notice of the Fundamental Change to holders of the Convertible Notes and made an offer to purchase (a “Fundamental Change Offer”) all or any part (equal to $1,000 or an integral multiple of $1,000) of every holder’s Convertible Notes. Under this offer, we repurchased $1,077,000 of Notes, and recorded a loss on extinguishment of debt of $87,000.
At year-end 2017, unamortized debt discount of our Convertible Notes was $9,726,000. The effective interest rate on the liability component was 8 percent and the carrying amount of the equity component was $16,847,000. We intend to settle the principal amount of Convertible Notes in cash upon conversion, with any excess conversion value to be settled in shares of our common stock.
In 2016, we purchased $5,000,000 of 3.75% Convertible Senior Notes due 2020 at 93.25 percent of face value in open market transactions for $4,663,000 and we allocated $4,452,000 to extinguish the debt and $211,000 to reacquire the equity component within the convertible notes based on the fair value of the debt component. We recognized a $110,000 loss on extinguishment of debt based on the difference between the fair value of the debt component prior to conversion and the carrying value of the debt component. Total loss on extinguishment of debt including write-off of debt issuance costs allocated to the repurchased notes was $183,000.
Deferred Fees and Debt Maturities
At year-end 2017 and 2016, we have $1,058,000 and $1,633,000 in unamortized deferred fees which were deducted from our debt. Amortization of deferred financing fees was $979,000 in 2017, $3,598,000 in 2016 and $4,002,000 in 2015 and is included in interest expense.
Debt maturities during the next five years are: 2018 — $290,000; 2019 — $0; 2020 — $108,139,000; 2021 — $0; 2022 — $0 and thereafter — $0.

Note 11 — Fair Value
Fair value is the exchange price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants. In arriving at a fair value measurement, we use a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable. The three levels of inputs used to establish fair value are the following:

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
We elected not to use the fair value option for cash and cash equivalents, accounts and notes receivable, other assets, debt, accounts payable and other liabilities. The carrying amounts of these financial instruments approximate their fair values due to their short-term nature or variable interest rates. We determine the fair value of fixed rate financial instruments using quoted prices for similar instruments in active markets.
Information about our fixed rate financial instruments not measured at fair value follows:

	Year-End 2017		Year-End 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Technique
	(In thousands)
Fixed rate debt	$(109,197)	$(109,114)	$(111,506)	$(109,789)	Level 2
Non-financial assets measured at fair value on a non-recurring basis include real estate assets, assets held for sale, goodwill and intangible assets, which are measured for impairment.
In 2017, we recognized a non-cash impairment charge of $37,900,000 related to goodwill attributable to our mineral resources reporting unit as a result of selling our remaining owned mineral assets. We recognized non-cash impairment charges of $5,852,000 related to our non-core water assets in central Texas and Georgia and $420,000 related to a non-core mitigation project in Georgia. We also recorded a non-cash impairment charge of $3,000,000 related to the asset group to be disposed of in the strategic asset sale to Starwood on February 8, 2018. We based the valuations of our water assets and mitigation project primarily on past and current negotiations with expected buyers.
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
Non-financial assets measured at fair value on a non-recurring basis are as follows:

	Year-End 2017				Year-End 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Non-financial Assets and Liabilities:
Real estate held for sale	$—	$180,247	$—	$180,247	$—	$—	$—	$—
Central Texas water assets	$—	$—	$1,987	$1,987	$—	$—	$—	$—

Note 12 — Capital Stock
On October 5, 2017, our stockholders received New Forestar Common Stock in connection with the Merger. Please see Note 3 — Merger for additional information.
On December 15, 2016, we issued 7,857,000 shares of our common stock upon settlement of the stock purchase contract related to the 6.00% tangible equity units. In 2016, we repurchased 283,976 shares of our common stock for $3,537,000. We have repurchased 3,777,308 shares of our common stock for $57,696,000 since we announced our 2009 strategic initiative of repurchasing up to 20 percent or up to 7,000,000 shares of our common stock. The foregoing purchase authorization terminated upon closing of the Merger with D.R. Horton on October 5, 2017.

Note 13 — Net Income (Loss) per Share
Basic and diluted earnings (loss) per share are computed using the treasury stock method in 2017 and the two-class method for 2016 and 2015. The two-class method is an earnings allocation formula that determines net income per share for each class of common stock and participating security. We previously determined that our 6.00% tangible equity units issued in 2013 were participating securities. Per share amounts are computed by dividing earnings available to common shareholders by the weighted average shares outstanding during each period. In periods with a net loss, no such adjustment is made to earnings as the holders of the participating securities have no obligation to fund losses.
The computations of basic and diluted earnings (loss) per share are as follows:

	For the Year
	2017	2016	2015
	(In thousands)
Numerator:
Continuing operations
Net income (loss) from continuing operations	$6,301	$77,044	$(26,241)
Less: Net (income) attributable to noncontrolling interest	(2,078)	(1,531)	(676)
Earnings (loss) available for diluted earnings per share	$4,223	$75,513	$(26,917)
Less: Undistributed net income from continuing operations allocated to participating securities	—	(13,493)	—
Earnings (loss) from continuing operations available to common shareholders for basic earnings per share	$4,223	$62,020	$(26,917)

Discontinued operations
Net income (loss) from discontinued operations available for diluted earnings per share	46,031	(16,865)	(186,130)
Less: Undistributed net income from discontinued operations allocated to participating securities	—	3,014	—
Earnings (loss) from discontinued operations available to common shareholders for basic earnings per share	46,031	(13,851)	(186,130)
Denominator:
Weighted average common shares outstanding — basic	42,143	34,546	34,266
Weighted average common shares upon conversion of participating securities (a)	—	7,515	—
Dilutive effect of stock options, restricted stock and equity-settled awards	238	273	—
Total weighted average shares outstanding — diluted	42,381	42,334	34,266
Anti-dilutive awards excluded from diluted weighted average shares outstanding	1,093	2,102	10,864
 _____________________

(a)	Our earnings per share calculation reflects the weighted average shares issuable upon settlement of the prepaid stock purchase contract component of our 6.00% tangible equity units.
On December 15, 2016, we issued 7,857,000 shares of our common stock upon settlement of the stock purchase contract related to the 6.00% tangible equity units.
We intend to settle the principal amount of the Convertible Notes in cash upon conversion with any excess conversion value to be settled in shares of our common stock. Therefore, only the amount in excess of the par value of the Convertible Notes will be included in our calculation of diluted net income per share using the treasury stock method. As such, the Convertible Notes have no impact on diluted net income per share until the price of our common stock exceeds the conversion price of the Convertible Notes of $51.42. The price of our common stock in 2017 did not exceed the conversion price which resulted in no additional diluted outstanding shares.

Note 14 — Income Taxes
Income tax expense from continuing operations consists of:

	For the Year
	2017	2016	2015
	(In thousands)
Current tax provision:
U.S. Federal	$(44,177)	$(15,089)	$6,740
State and other	(3,378)	(1,520)	(418)
	(47,555)	(16,609)	6,322
Deferred tax provision:
U.S. Federal	1,678	1,382	(38,262)
State and other	57	(75)	(3,191)
	1,735	1,307	(41,453)
Income tax expense	$(45,820)	$(15,302)	$(35,131)
A reconciliation of the federal statutory rate to the effective income tax rate on continuing operations follows:

	For the Year
	2017	2016	2015
Federal statutory rate (benefit)	35%	35%	35%
State, net of federal benefit	3	—	10
Valuation allowance	(42)	(19)	348
Tax rate change due to new tax act	40	—	—
Noncontrolling interests	(1)	(1)	(3)
Installment sale ace adjustment	—	2	—
Stock based compensation	11	—	5
Goodwill	25	—	—
Merger costs	18	—	—
Oil and gas percentage depletion	—	—	(1)
Other	(1)	—	1
Effective tax rate	88%	17%	395%
The effective tax rate for all years includes an expense for state income taxes and non-deductible expenses, reduced by a tax benefit related to noncontrolling interests. The effective tax rate for 2017 also includes an expense for non-deductible goodwill related to the sale of our owned mineral assets and non-deductible transaction costs related to the Merger with D.R. Horton. Other 2017 differences, including the remeasurement of our deferred tax assets and liabilities as a result of the Tax Cuts and Jobs Act ("Tax Act"), are fully offset by a change in our valuation allowance. The effective tax rate for 2016 includes a change in valuation allowance due to a decrease in our deferred tax assets. The effective rate for 2015 includes the establishment of a valuation allowance against our deferred tax assets.

Significant components of deferred taxes are:

	At Year-End
	2017	2016
	(In thousands)
Deferred Tax Assets:
Real estate	$37,513	$50,759
Employee benefits	1,510	13,185
Net operating loss carryforwards	2,305	2,804
Oil and gas properties	—	1,672
AMT credits	1,690	5,900
Income producing properties	794	2,055
Oil and gas percentage depletion carryforwards	—	3,478
Accruals not deductible until paid	196	552
Gross deferred tax assets	44,008	80,405
Valuation allowance	(39,578)	(73,405)
Deferred tax asset net of valuation allowance	4,430	7,000
Deferred Tax Liabilities:
Undeveloped land	—	(1,359)
Convertible debt	(2,402)	(5,035)
Timber	—	(283)
Gross deferred tax liabilities	(2,402)	(6,677)
Net Deferred Tax Asset (Liability)	$2,028	$323
The Tax Act was enacted on December 22, 2017, and reduced the federal corporate tax rate from 35 percent to 21 percent for all corporations effective January 1, 2018. ASC 740 requires companies to reflect the effects of a tax law change in the period in which the law is enacted. Accordingly, we have remeasured our deferred tax assets and liabilities along with the corresponding valuation allowance as of the enactment date. This remeasurement resulted in no additional tax expense or benefit except for the release of a portion of the valuation allowance for AMT credits which become fully refundable in future years as a result of the tax law change. We have determined based on current available information that no other tax law changes as a result of the Tax Act have a significant impact on our 2017 tax expense. The adjustment to the deferred tax accounts and our determination that no other tax law changes have a significant impact on our 2017 tax expense are our best estimate based on the information available at this time and may change as additional information, such as regulatory guidance, becomes available. Adjustments to estimated amounts, if any, would be reflected as a discrete expense or benefit in the quarter that it is identified, as allowed by SEC Staff Accounting Bulletin No. 118.
On October 5, 2017, D.R. Horton acquired 75 percent of our common stock resulting in an ownership change under Section 382. Section 382 limits our ability to use certain tax attributes and built-in losses and deductions in a given year. Any tax attributes or built-in losses and deductions that are limited in the current year are expected to be fully utilized in future years.
At year-end 2017, we had approximately $9,200,000 and $69,200,000 of federal and state net operating loss carryforwards, which include certain recognized built-in losses that are deferred under Section 382. These carryforwards are subject to a full valuation allowance and $45,600,000 of the state carryforwards are attributable to states in which we are not currently doing business due to our exit from the oil and gas business. If not utilized, the federal carryforwards will expire in 2037 and the state carryforwards will expire in 2020 to 2037. We had approximately $1,690,000 of AMT credit carryforwards which are refundable over the next four years if not used to offset current taxes.
At year-end 2017 and 2016, we have provided a valuation allowance for our deferred tax asset of $39,578,000 and $73,405,000 for the portion of the deferred tax asset that is more likely than not to be unrealizable. The decrease in the valuation allowance for the year was primarily attributable to the remeasurement of deferred tax assets and liabilities as a result of the tax rate decrease from the Tax Act.
In determining our valuation allowance, we assessed available positive and negative evidence to estimate whether sufficient future taxable income would be generated to permit use of the existing deferred tax asset. A significant piece of objective evidence was the cumulative loss incurred over the three-year period ended December 31, 2017, principally driven by impairments of oil and gas and real estate assets. Such evidence limited our ability to consider other subjective evidence, such as our projected future taxable income.
The amount of deferred tax asset considered realizable could be adjusted if negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence, such as our projected future taxable income.

We file income tax returns in the U.S. and in various state jurisdictions.  All federal statutes of limitations for tax years prior to 2012 are closed.  As a result of filing refund claims for the 2012 through 2014 tax years for carrybacks from the 2015 tax year, the Internal Revenue Service (“IRS”) initiated and completed an audit of our 2012 through 2015 tax years during 2017 resulting in no change to our tax liability. As a result, the IRS cannot re-open the 2012 through 2015 tax years for audit unless they identify an issue that meets the criteria for re-opening an audit under Section 5 of Rev. Proc. 2005-32. We believe there are no such issues in our 2012 through 2015 tax years that meet this criteria and, therefore, we believe the IRS will not re-open our 2012 through 2015 tax years for audit. We are no longer subject to state income tax examinations before 2013.
A reconciliation of the beginning and ending amount of tax benefits not recognized for book purposes is as follows:

	At Year-End
	(In thousands)
	2017	2016	2015
Balance at beginning of year	$2,499	$—	$—
Increases (decreases) for tax positions of current year	—	2,499	—
Decreases for dispositions and other	(1,449)	—	—
Balance at end of year	$1,050	$2,499	$—
If the total amount of unrecognized tax benefits were recognized at year-end 2017, it would result in a $1,050,000 deferred tax asset and a corresponding tax benefit.
We recognize interest accrued related to unrecognized tax benefits in income tax expense. In 2017, 2016 and 2015, we recognized no interest related to unrecognized tax benefits. At year-end 2017 and 2016, we had no accrued interest or penalties.

Note 15 — Litigation and Environmental Contingencies
Litigation
We are involved in various legal proceedings that arise from time to time in the ordinary course of business and believe that adequate reserves have been established for any probable losses. We do not believe that the outcome of any of these proceedings should have a significant adverse effect on our financial position, long-term results of operations or cash flows. It is possible, however, that charges related to these matters could be significant to our results or cash flows in any one accounting period.
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
With the sale of our remaining oil and gas entities in third quarter 2017 we no longer have asset retirement obligations related to the abandonment and site restoration requirements that result from the acquisition, construction and development of oil and gas properties. At year-end 2016, we had accrued $1,155,000 related to potential environmental liabilities to plug and abandon certain oil and gas wells in Wyoming which is included in liabilities of discontinued operations.

Note 16 — Commitments and Other Contingencies
We lease facilities and equipment under non-cancelable long-term operating lease agreements. In addition, we have various obligations under other office space and equipment leases of less than one year. Rent expense on facilities and equipment, including amounts recorded as discontinued operations, was $2,101,000 in 2017, $1,923,000 in 2016 and $3,872,000 in 2015. Future minimum rental commitments under non-cancelable operating leases having an initial or remaining term in excess of one year are: 2018 — $1,313,000; 2019 — $208,000; 2020 — $180,000; 2021 — $61,000; 2022 — $0; and thereafter —$0.
We lease office space in Austin, Texas, as our corporate headquarters and in other locations in support of our business operations. The total remaining contractual obligations for these leases is $1,762,000.
In support of our core community development business, we have a $40,000,000 surety bond program that provides financial assurance to beneficiaries related to execution and performance of our land development business. At year-end 2017, there were $14,708,000 outstanding under this program.

Note 17 — Segment Information
We manage our operations through three business segments: real estate, mineral resources and other. Real estate secures entitlements and develops infrastructure on our lands for single-family residential and mixed-use communities, and manages our undeveloped land, commercial and income producing properties. Mineral resources managed our owned mineral assets. Other managed our timber, recreational leases and water resource assets.
We have divested all of our oil and gas working interest properties. As a result of this significant change in our operations, we have reported the results of operations and financial position of these assets as discontinued operations for all periods presented. In addition, we changed the name of the oil and gas segment to mineral resources to reflect the strategic shift from oil and gas working interest investments to owned mineral interests. We also changed the name of the other natural resources segment to other.
We evaluate performance based on segment earnings (loss) before unallocated items and income taxes. Segment earnings (loss) consist of operating income, equity in earnings (loss) of unconsolidated ventures, gain on sales of assets, interest income on loans secured by real estate and net (income) loss attributable to noncontrolling interests. Items not allocated to our business segments consist of general and administrative expense, share-based and long-term incentive compensation, gain on sale of strategic timberland, interest expense, loss on extinguishment of debt and other corporate non-operating income and expense. The accounting policies of the segments are the same as those described in Note 1 — Summary of Significant Accounting Policies. Our revenues are derived from our U.S. operations and all of our assets are located in the U.S. In 2017, one homebuilder accounted for $20,923,000 of our total real estate segment revenues. In 2016 and 2015, no single customer accounted for more than 10 percent of our total revenues, other than the customer associated with the sale of our Midtown Cedar Hill multifamily project in 2015.

	Real Estate	Mineral Resources	Other	Items Not Allocated to Segments		Total
	(In thousands)
For the year or at year-end 2017
Revenues	$112,746	$1,502	$74	$—		$114,322
Depreciation, depletion and amortization	131	28	25	5,279		5,463
Equity in earnings of unconsolidated ventures	16,500	1,395	4	—		17,899
Income (loss) before taxes from continuing operations attributable to Forestar Group Inc.	47,281	45,552	(6,393)	(36,397)	(a)	50,043
Total assets	386,222	—	3,346	372,344		761,912
Investment in unconsolidated ventures	64,579	—	—	—		64,579
Capital expenditures	52	2,400	—	—		2,452
For the year or at year-end 2016
Revenues	$190,273	$5,076	$1,965	$—		$197,314
Depreciation, depletion and amortization	976	145	352	7,772		9,245
Equity in earnings of unconsolidated ventures	5,778	173	172	—		6,123
Income (loss) before taxes from continuing operations attributable to Forestar Group Inc.	121,420	3,327	(4,625)	(29,307)	(a)	90,815
Total assets (b)	403,062	38,907	11,531	279,694		733,194
Investment in unconsolidated ventures	77,611	—	—	—		77,611
Capital expenditures	5,783	—	299	56		6,138
For the year or at year-end 2015
Revenues	$202,830	$9,094	$6,652	$—		$218,576
Depreciation, depletion and amortization	7,605	383	540	8,166		16,694
Equity in earnings of unconsolidated ventures	15,582	275	151	—		16,008
Income (loss) before taxes from continuing operations attributable to Forestar Group Inc.	67,678	4,230	(608)	(63,086)	(a)	8,214
Investment in unconsolidated ventures	82,453	—	—	—		82,453
Capital expenditures	13,644	59	745	242		14,690

 _____________________

(a)	Items not allocated to segments consist of:

	For the Year
	2017	2016	2015
	(In thousands)
General and administrative expense	$(50,354)	$(18,274)	$(24,802)
Share-based and long-term incentive compensation expense	(7,201)	(4,425)	(4,474)
Gain on sale of assets	28,674	48,891	—
Interest expense	(8,532)	(19,985)	(34,066)
Loss on extinguishment of debt, net	(611)	(35,864)	—
Other corporate non-operating income	1,627	350	256
	$(36,397)	$(29,307)	$(63,086)

(b)	Total assets excludes assets of discontinued operations of $14,000 and $104,967,000 in 2016 and 2015.

Note 18 — Share-Based and Long-Term Incentive Compensation
Share-based and long-term incentive compensation expense consists of:

	For the Year
	2017	2016	2015
	(In thousands)
Cash-settled awards	$634	$717	$(3,127)
Equity-settled awards	5,001	2,444	5,026
Restricted stock	—	22	(8)
Stock options	1,008	854	2,355
Total share-based compensation	$6,643	$4,037	$4,246
Deferred cash	558	388	228
	$7,201	$4,425	$4,474
Share-based and long-term incentive compensation expense is included in:

	For the Year
	2017	2016	2015
	(In thousands)
General and administrative	$6,177	$3,323	$2,451
Other operating	1,024	1,102	2,023
	$7,201	$4,425	$4,474
In 2017, share-based compensation expense included $4,349,000 in charges related to the acceleration of vesting and settlement of outstanding equity awards in connection with the Merger. Excluded from share-based compensation expense in the table above are fees earned by our previous directors in the amount of $449,000 for 2017, $725,000 for 2016 and $1,203,000 for 2015 for which they elected to defer payment until retirement in the form of share-settled units. These deferred fees were settled in 2017 as a result of the Merger. These expenses are included in general and administrative expense on our consolidated statements of income (loss).
Share-Based Compensation
The fair value of awards granted to retirement-eligible employees and expensed at the date of grant was $9,000 in 2017, $600,000 in 2016 and $517,000 in 2015. Unrecognized share-based compensation expense related to non-vested equity-settled awards was $1,424,000 at year-end 2017. The weighted average period over which this amount will be recognized is estimated to be four years. We did not capitalize any share-based compensation in 2017, 2016 or 2015.
In 2017 and 2016, we issued 322,586 and 300,491 shares out of our treasury stock associated with vesting of stock-based awards or exercise of stock options, net of 75,870 and 25,082 shares withheld having a value of $981,000 and $222,000 for payroll taxes in connection with vesting of stock-based awards or exercise of stock options which are reflected in financing activities in our consolidated statements of cash flows.

Cash-settled awards
Cash-settled awards granted to our employees in the form of restricted stock units or stock appreciation rights generally vest over three to five years from the date of grant and generally provide for accelerated vesting upon death, disability or if there is a change in control. Cash-settled stock appreciation rights have a ten-year term, generally become exercisable ratably over four years and provide for accelerated or continued vesting upon retirement, death, disability or if there is a change in control. Stock appreciation rights are granted with an exercise price equal to the market value of our stock on the date of grant.
Cash-settled awards granted to our directors in the form of restricted stock units are fully vested at the time of grant and payable upon retirement.
The following table summarizes the activity of cash-settled restricted stock unit awards in 2017:

	Equivalent Units	Weighted Average Grant Date Fair Value
	(In thousands)	(Per unit)
Non-vested at beginning of period	42	$14.98
Granted	—	—
Vested	(30)	15.66
Forfeited	(12)	13.15
Non-vested at end of period	—	—
The weighted average grant date fair value of cash-settled restricted stock unit awards was $13.26 per unit for 2015. The fair value of cash-settled restricted stock unit awards settled was $2,178,000 in 2017, $1,195,000 in 2016, and $2,469,000 in 2015.
The following table summarizes the activity of cash-settled stock appreciation rights in 2017:

	Rights Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (Current Value Less Exercise Price)
	(In thousands)	(Per share)	(In years)	(In thousands)
Balance at beginning of period	374	$12.97	3	$773
Granted	—	—
Exercised	(234)	10.14
Forfeited	(140)	17.69
Balance at end of period	—	—	0	—
Exercisable at end of period	—	—	0	—
The intrinsic value of cash-settled stock appreciation rights settled was $1,581,000 in 2017, $154,000 in 2016 and $206,000 in 2015.
The fair value of accrued cash-settled awards at year-end 2017 was $0 since all outstanding equity awards were accelerated as a result of the Merger and $1,758,000 at year-end 2016 and was included in other liabilities in our consolidated balance sheets.
Equity-settled awards
Equity-settled awards granted to our employees and directors include restricted stock units (RSU), which vest after three years for directors and five years for employees from the date of grant, market-leveraged stock units (MSU), which vest after three years from date of grant and performance stock units (PSU), which generally vest after three years from the date of grant if certain performance goals are met. The following table summarizes the activity of equity-settled awards in 2017:

	Equivalent Units	Weighted Average Grant Date Fair Value
	(In thousands)	(Per unit)
Non-vested at beginning of period	555	$14.70
Granted	198	14.55
Vested	(653)	14.28
Forfeited	(14)	14.59
Non-vested at end of period	86	17.54

In 2017 and 2016, we granted 198,000 and 313,000 RSU awards. The grant date fair value was based on the market value of the stock on the date of the grant. In 2015, we granted 234,000 MSU awards. The vesting of these awards was accelerated in accordance with their terms upon change in control of the company and settled in cash in 2017 in connection with the Merger. We estimated the grant date fair value of MSU awards using a Monte Carlo simulation pricing model and the following assumptions:

For the Year
2015
Expected stock price volatility	32.9%
Risk-free interest rate	1.0%
Expected dividend yield	—%
Weighted average grant date fair value of MSU awards (per unit)	$15.11
The weighted average grant date fair value of equity-settled awards (RSU, MSU and PSU) per unit in 2017, 2016 and 2015 was $14.55, $9.04 and $12.99. The fair value of equity-settled awards settled was $14,894,000, $2,884,000 and $4,451,000 in 2017, 2016 and 2015.
Stock options
Stock options have a ten-year term, generally become exercisable ratably over four years and provide for accelerated or continued vesting upon retirement, death, disability or if there is a change in control. All options have been granted with an exercise price equal to the market value of our stock on the date of grant. In the first quarter of 2016, stock options were issued to each of two new directors to acquire 20,000 shares of common stock of which 6,500 shares vest on the first and second anniversary of the date of grant and the remaining 7,000 shares vest on the third anniversary of the date of grant. Expense associated with annual restricted stock units and non-qualified stock options to our board of directors is included in share-based compensation expense. The following table summarizes the activity of stock option awards in 2017:

	Options Outstanding	Weighted Average Exercise or Settlement Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (Current Value Less Exercise Price)
	(In thousands)	(Per share)	(In years)	(In thousands)
Balance at beginning of period	1,836	$19.39	5	$449
Granted	—	—
Exercised or settled in merger	(768)	14.07
Forfeited	(1,068)	23.21
Balance at end of period	—	—	—	—
Exercisable at end of period	—	—	—	—
We estimated the grant date fair value of stock options using the Black-Scholes option pricing model and the following assumptions:

	For the Year
	2016	2015
Expected stock price volatility	39.5%	45.6%
Risk-free interest rate	1.5%	1.8%
Expected life of options (years)	6	6
Expected dividend yield	—%	—%
Weighted average grant date fair value of options (per share)	$8.60	$6.51
We determine the expected life using the simplified method which utilizes the midpoint between the vesting period and the contractual life of the awards. The expected stock price volatility assumption was determined using a blend of historical and implied volatility.
The intrinsic value of options exercised was $2,603,000 in 2017, $61,000 in 2016 and $0 in 2015.

Long-Term Incentive Compensation
In 2017 and 2016, we granted $1,180,000 and $620,000 of long-term incentive compensation in the form of deferred cash compensation. The 2017 deferred cash awards vest annually over three years, and the 2016 deferred cash awards vest after two years. The 2016 award provides for accelerated vesting upon retirement, disability, death, or if there is a change in control. Expense associated with deferred cash awards is recognized ratably over the vesting period or earlier based on retirement eligibility or accelerated vesting under the change of control provision. The 2016 award and the first payment on the 2017 award were settled in cash based upon their terms in connection with the Merger.

Note 19 — Retirement Plans
Our defined contribution retirement plans include a 401(k) plan, which is funded, and a supplemental plan for certain employees, which is unfunded. The expense of our defined contribution retirement plans was $660,000 in 2017, $978,000 in 2016 and $1,060,000 in 2015. The unfunded liability for our supplemental plan was $374,000 at year-end 2017 and $334,000 at year-end 2016 and is included in other liabilities.

Note 20 — Supplemental Oil and Gas Disclosures (Unaudited)
The following unaudited information regarding our oil and gas reserves has been prepared and is presented pursuant to requirements of the Securities and Exchange Commission (SEC) and the Financial Accounting Standards Board (FASB).
As of year-end 2017, we had divested all of our oil and gas working interest properties. As a result of this significant change in our operations, we have reported the results of operations and financial position of these assets as discontinued operations within our consolidated statements of income (loss) and consolidated balance sheets for all periods presented. However, all information presented in this unaudited supplemental oil and gas disclosures footnote includes all oil and gas reserve estimates and results of operations. In addition, we have sold our remaining mineral assets and no longer own any oil and gas or mineral assets.
We engaged independent petroleum engineers, Netherland, Sewell & Associates, Inc., to assist in preparing estimates of our proved oil and gas reserves, all of which were located in the U.S., and future net cash flows as of year-end 2016 and 2015.
These estimates were based on the economic and operating conditions existing at year-end 2016 and 2015. Proved developed reserves are those quantities of petroleum from existing wells and facilities, which by analysis of geosciences and engineering data, can be estimated with reasonable certainty to be commercially recoverable, from a given date forward for known reservoirs and under defined economic conditions, operating methods and government regulations.
For 2016 and 2015, the primary internal technical person in charge of overseeing our reserves estimates had a Bachelor of Science in Physics and Mathematics and a Master's of Science in Civil Engineering. He had over 40 years of domestic and international experience in the exploration and production business including 40 years of reserve evaluations. He had been a registered Professional Engineer for over 25 years.
As part of our internal control over financial reporting, for 2016 and 2015 we had a process for reviewing well production data and division of interest percentages prior to submitting well level data to NSAI to assist us in preparing reserve estimates. Our primary internal technical person and other members of management reviewed the reserve estimates prepared by NSAI, including the underlying assumptions and estimates upon which they are based, for accuracy and reasonableness.
SEC rules require disclosure of proved reserves using the twelve-month average beginning-of-month price (which we refer to as the average price) for the year. These same average prices also were used in calculating the amount of (and changes in) future net cash inflows related to the standardized measure of discounted future net cash flows.
For 2016 and 2015, the average spot price per barrel of oil based on the West Texas Intermediate price was $42.75 and $50.28 and the average price per MMBTU of gas based on the Henry Hub spot was $2.48 and $2.59. All prices were then adjusted for quality, transportation fees and differentials.
The process of estimating proved reserves and future net cash flows is complex involving decisions and assumptions in evaluating the available engineering and geologic data and prices for oil and gas and the cost to produce these reserves and other factors, many of which are beyond our control. As a result, these estimates were imprecise and could be expected to change as future information became available.

Estimated Quantities of Proved Oil and Gas Reserves
Estimated quantities of proved oil and gas reserves are summarized as follows:

	Reserves
	Oil (a) (Barrels)	Gas (Mcf)
	(In thousands)
Consolidated entities:
Year-end 2014	7,672	12,649
Revisions of previous estimates	(855)	(1,675)
Extensions and discoveries	224	173
Acquisitions	—	—
Sales	(704)	(1,223)
Production	(1,158)	(1,967)
Year-end 2015	5,179	7,957
Revisions of previous estimates	(11)	631
Extensions and discoveries	29	—
Acquisitions	—	—
Sales	(4,460)	(3,756)
Production	(291)	(996)
Year-end 2016	446	3,836
Revisions of previous estimates	—	—
Extensions and discoveries	—	—
Acquisitions	—	—
Sales	(446)	(3,836)
Production	—	—
Year-end 2017	—	—
Our share of ventures accounted for using the equity method:
Year-end 2014	—	1,751
Revisions of previous estimates	—	(320)
Production	—	(168)
Year-end 2015	—	1,263
Revisions of previous estimates	—	79
Production	—	(143)
Year-end 2016	—	1,199
Sales	—	(1,199)
Year-end 2017	—	—
Total consolidated and our share of equity method ventures:
Year-end 2015
Proved developed reserves	5,179	9,220
Proved undeveloped reserves	—	—
Total Year-end 2015	5,179	9,220
Year-end 2016
Proved developed reserves	446	5,035
Proved undeveloped reserves	—	—
Total Year-end 2016	446	5,035
Year-end 2017
Proved developed reserves	—	—
Proved undeveloped reserves	—	—
Total Year-end 2017	—	—
 _____________________

(a)	Includes natural gas liquids (NGLs).

We did not have any estimated reserves or wells with production of synthetic oil, synthetic gas or products of other non-renewable natural resources that are intended to be upgraded into synthetic oil and gas as of year-end 2017, 2016 or 2015.
In 2017, we sold oil and gas wells located primarily in Texas and Louisiana. Our net reserves for those properties as of year-end 2016 were 446,000 barrels of oil and 5,035,000 Mcf of gas.
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
In 2016 and 2015, reserve additions from new wells drilled and completed during the year are shown for both consolidated entities and ventures accounted for using the equity method under extensions and discoveries. There were no new well additions in 2017, no new well additions in 2016 and 36 new well additions in 2015.
Capitalized Costs Relating to Oil and Gas Producing Activities
Capitalized costs related to our oil and gas producing activities classified as assets held for sale at year-end 2016 are as follows:

	At Year-End
	2017	2016
	(In thousands)
Consolidated entities:
Unproved oil and gas properties	$—	$374
Proved oil and gas properties	—	5,159
Total costs	—	5,533
Less accumulated depreciation, depletion and amortization	—	(4,751)
	$—	$782
We have not capitalized any costs for our share in ventures accounted for using the equity method.

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development
Costs incurred in oil and gas property acquisition, exploration and development activities, whether capitalized or expensed, follows:

	For the Year
	2017	2016	2015
	(In thousands)
Consolidated entities:
Acquisition costs
Proved properties	$—	$—	$—
Unproved properties	—	15	4,832
Exploration costs	—	21	17,922
Development costs	—	537	27,609
	$—	$573	$50,363
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

Gross Wells
		Exploratory			Development
Year	Total	Oil	Gas	Dry	Oil	Gas	Dry
2017	—	—	—	—	—	—	—
2016	—	—	—	—	—	—	—
2015 (a)	38	2	—	1	34	—	1
 _____________________

(a)	Of the gross wells drilled in 2015, we operated 3 wells or 8 percent. The remaining wells represent our participations in wells operated by others. The exploratory dry hole was located in Oklahoma.

Net Wells
		Exploratory			Development
Year	Total	Oil	Gas	Dry	Oil	Gas	Dry
2017	—	—	—	—	—	—	—
2016	—	—	—	—	—	—	—
2015	6.3	0.7	—	0.8	4.3	—	0.5
Present Activities
None.
Delivery Commitments
We have no oil or gas delivery commitments.
Wells and Acreage
We had no interest in any productive wells as of year-end 2017.
At year-end 2017, 2016 and 2015, we had royalty interests in 0, 473 and 534 gross wells. In addition, at year-end 2017, 2016 and 2015, we had working interests in 0, 32 and 400 gross wells.
Standardized Measure of Discounted Future Net Cash Flows
Estimates of future cash flows from proved oil and gas reserves are shown in the following table. Estimated income taxes are calculated by applying the appropriate tax rates to the estimated future pre-tax net cash flows less depreciation of the tax basis of properties and the statutory depletion allowance.

	At Year-End
	2017	2016	2015
	(In thousands)
Consolidated entities:
Future cash inflows	$—	$24,304	$216,588
Future production and development costs	—	(2,988)	(93,623)
Future income tax expenses	—	(3,926)	(22,218)
Future net cash flows	—	17,390	100,747
10% annual discount for estimated timing of cash flows	—	(7,077)	(33,951)
Standardized measure of discounted future net cash flows	$—	$10,313	$66,796
Our share in ventures accounted for using the equity method:
Future cash inflows	$—	$2,010	$2,283
Future production and development costs	—	(216)	(245)
Future income tax expenses	—	(537)	(774)
Future net cash flows	—	1,257	1,264
10% annual discount for estimated timing of cash flows	—	(585)	(562)
Standardized measure of discounted future net cash flows	$—	$672	$702
Total consolidated and our share of equity method ventures	$—	$10,985	$67,498

Future net cash flows were computed using prices used in estimating proved oil and gas reserves, year-end costs, and statutory tax rates (adjusted for tax deductions) that relate to proved oil and gas reserves.

Changes in the standardized measure of discounted future net cash flow follows:

	For the Year
	Consolidated	Our Share of Equity Method Ventures	Total
	(In thousands)
Year-end 2014	$163,841	$1,775	$165,616
Changes resulting from:
Net change in sales prices and production costs	(136,536)	(1,112)	(137,648)
Net change in future development costs	92	—	92
Sales of oil and gas, net of production costs	(31,732)	(428)	(32,160)
Net change due to extensions and discoveries	11,747	—	11,747
Net change due to acquisition of reserves	—	—	—
Net change due to divestitures of reserves	(15,855)	—	(15,855)
Net change due to revisions of quantity estimates	(15,164)	(267)	(15,431)
Previously estimated development costs incurred	15,096	—	15,096
Accretion of discount	22,600	286	22,886
Net change in timing and other	4,018	(210)	3,808
Net change in income taxes	48,689	658	49,347
Aggregate change for the year	(97,045)	(1,073)	(98,118)
Year-end 2015	66,796	702	67,498
Changes resulting from:
Net change in sales prices and production costs	(3,585)	(60)	(3,645)
Net change in future development costs	—	—	—
Sales of oil and gas, net of production costs	(5,663)	(208)	(5,871)
Net change due to extensions and discoveries	410	—	410
Net change due to acquisition of reserves	—	—	—
Net change due to divestitures of reserves	(63,535)	—	(63,535)
Net change due to revisions of quantity estimates	1,304	63	1,367
Previously estimated development costs incurred	—	—	—
Accretion of discount	2,992	113	3,105
Net change in timing and other	(128)	(80)	(208)
Net change in income taxes	11,722	142	11,864
Aggregate change for the year	(56,483)	(30)	(56,513)
Year-end 2016	10,313	672	10,985
Changes resulting from:
Net change in sales prices and production costs	—	—	—
Net change in future development costs	—	—	—
Sales of oil and gas, net of production costs	—	—	—
Net change due to extensions and discoveries	—	—	—
Net change due to acquisition of reserves	—	—	—
Net change due to divestitures of reserves	(10,313)	(672)	(10,985)
Net change due to revisions of quantity estimates	—	—	—
Previously estimated development costs incurred	—	—	—
Accretion of discount	—	—	—
Net change in timing and other	—	—	—
Net change in income taxes	—	—	—
Aggregate change for the year	(10,313)	(672)	(10,985)
Year-end 2017	$—	$—	$—

Results of Operations for Oil and Gas Producing Activities
Our royalty interests were contractually defined and based on a percentage of production at prevailing market prices. We received our percentage of production in cash. Similarly, for operating properties our working interests and the associated net revenue interests were contractually defined and we paid our proportionate share of the capital and operating costs to develop and operate the well and we marketed our share of the production. Our revenues fluctuated based on changes in the market prices for oil and gas, the decline in production from existing wells, and other factors affecting oil and gas exploration and production activities, including the cost of development and production.
Information about the results of operations of our oil and gas interests follows:

	For the Year
	2017	2016	2015
	(In thousands)
Consolidated entities
Revenues	$1,399	$10,111	$51,553
Production costs	(209)	(4,392)	(19,820)
Exploration costs	(34)	(124)	(11,864)
Depreciation, depletion, amortization	—	(2,157)	(28,774)
Non-cash impairment of proved oil and gas properties and unproved leasehold interests	(224)	(612)	(164,831)
Oil and gas administrative expenses	(1,197)	(8,700)	(11,700)
Accretion expense	—	(56)	(144)
Income tax (expense) benefit	(7)	(20)	14,717
Results of operations	(272)	(5,950)	(170,863)
Our share in ventures accounted for using the equity method:
Revenues	$100	$284	$428
Production costs	(19)	(76)	(102)
Oil and gas administrative expenses	(2)	(35)	(51)
Income tax (expense) benefit	—	—	21
Results of operations	$79	$173	$296
Total results of operations	$(193)	$(5,777)	$(170,567)
Production costs represent our share of oil and gas production severance taxes, and lease operating expenses. Exploration costs principally represent exploratory dry hole costs, geological and geophysical and seismic study costs.

Note 21 — Summary of Quarterly Results of Operations (Unaudited)
Summarized quarterly financial results for 2017 and 2016 follows:

	First Quarter (a)	Second Quarter (a)	Third Quarter (a)	Fourth Quarter (a)
	(In thousands, except per share amounts)
2017
Total revenues	$22,305	$28,015	$33,136	$30,866
Gross profit (loss)	(28,332)	11,559	11,251	10,065
Operating income (loss)	36,235	6,965	12,381	(15,816)
Equity in earnings of unconsolidated ventures	6,362	2,747	1,764	7,026
Income (loss) from continuing operations before taxes attributable to Forestar Group Inc.	40,998	8,120	13,223	(12,298)
Income from discontinued operations, net of taxes	418	1,229	37,193	7,191
Net income (loss) attributable to Forestar Group Inc.	25,205	(2,579)	45,202	(17,574)

Net income (loss) per share — basic
Continuing operations	$0.59	$(0.09)	$0.19	$(0.59)
Discontinued operations	$0.01	$0.03	$0.88	$0.17
Net income (loss) per share — basic	$0.60	$(0.06)	$1.07	$(0.42)

Net income (loss) per share — diluted
Continuing operations	$0.58	(0.09)	0.19	$(0.58)
Discontinued operations	$0.01	0.03	0.87	$0.18
Net income (loss) per share — diluted	$0.59	(0.06)	1.06	$(0.40)

2016
Total revenues	$37,618	$47,992	$47,207	$64,497
Gross profit (loss)	18,579	(24,953)	17,403	17,352
Operating income	13,590	69,528	6,256	50,980
Equity in earnings of unconsolidated ventures	47	188	3,637	2,251
Income from continuing operations before taxes attributable to Forestar Group Inc.	5,992	26,591	7,163	51,069
Income (loss) from discontinued operations, net of taxes	(8,216)	(2,048)	(7,164)	563
Net income (loss) attributable to Forestar Group Inc.	(4,376)	9,614	9,665	43,745

Net income (loss) per share — basic
Continuing operations	$0.11	$0.28	$0.40	$1.03
Discontinued operations	$(0.24)	$(0.05)	$(0.17)	$0.01
Net income (loss) per share — basic	$(0.13)	$0.23	$0.23	$1.04

Net income (loss) per share — diluted
Continuing operations	$0.09	$0.28	$0.40	$1.02
Discontinued operations	$(0.19)	$(0.05)	$(0.17)	$0.01
Net income (loss) per share — diluted	$(0.10)	$0.23	$0.23	$1.03
 _____________________
(a)Non-cash impairment charges related to real estate, water assets and unproved leasehold interests and proved oil and gas properties included in our quarterly financial results are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands)
2017
Continuing operations	$37,900	$—	$—	$9,272
Discontinued operations	$—	$—	$—	$—
2016
Continuing operations	$—	$48,826	$7,627	$3,874
Discontinued operations	$—	$612	$—	$—

Note 22 — Subsequent Event
On February 8, 2018, we entered into and closed on a Purchase and Sale Agreement with Starwood Land, L.P. to sell 24 legacy projects for $232,000,000. This strategic asset sale included projects owned both directly and indirectly through ventures and consisted of approximately 750 developed and under development lots, over 4,000 future undeveloped lots (including all real estate associated with the Cibolo Canyons mixed-use development), 730 unentitled acres in California, an interest in one multifamily operating property and a multifamily development site. The agreement contains representations, warranties and indemnities customary for a real estate industry asset sale and includes certain adjustment provisions to the purchase price. The estimated total net proceeds after certain purchase price adjustments, closing costs and other costs associated with selling these projects is expected to be approximately $216,000,000.
At year-end 2017, we have recorded the estimated fair value of these assets on our balance sheet and as a result have recognized a non-cash impairment charge of $3,000,000 related to the asset group. The owned real estate projects are classified as assets held for sale and our equity interests in ventures continued to be classified as investment in unconsolidated ventures at year-end 2017. The non-cash impairment is included in cost of real estate sales and other on our consolidated statements of income (loss). This transaction is not expected to have a material impact on our fiscal 2018 pre-tax earnings but is expected to generate tax losses which are currently anticipated to substantially reduce our income tax expense for fiscal 2018.

Forestar Group Inc.
Schedule III — Consolidated Real Estate and Accumulated Depreciation
Year-End 2017
(In thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at End of Period
Description	Encumbrances	Land	Buildings & Improvements	Improvements less Cost of Sales and Other	Carrying Costs(a)	Land & Land Improvements	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
Real Estate, Net
CALIFORNIA
Contra Costa County
San Joaquin River		12,225		(10,558)		1,667		1,667			(b)
COLORADO
Douglas County
Cielo		3,933		3,187		7,120		7,120			2016
FLORIDA
Brevard County
The Preserves at Stonebriar		3,002		244		3,246		3,246			2017
Manatee County
Palisades		4,516		370		4,886		4,886			2017
Sarasota County
Fox Creek		12,257		742		12,999		12,999			2017
GEORGIA
Cobb County
West Oaks		1,669		748		2,417		2,417		2015	2015
Gwinnett County
Independence		15,937		2,651		18,588		18,588		2017	2017
Paulding County
Harris Place		265		(219)		46		46			2012
Seven Hills		2,964		1,198	61	4,223		4,223			2012
NORTH CAROLINA
Cabbarrus County
Moss Creek		1,254		116		1,370		1,370		2017	2016
SOUTH CAROLINA
York County
Habersham		3,877		(948)	506	3,435		3,435		2014	2013
TENNESEE
Williamson County
Morgan Farms		6,841		(4,168)	225	2,898		2,898		2013	2013
Weatherford Estates		856		(922)	139	73		73		2015	2014
Wilson County
Beckwith Crossing		1,294		1,070	275	2,639		2,639		2015	2014

TEXAS
Calhoun County
Caracol		8,603		(8,025)		578		578		2006	2006
Collin County
Lakes of Prosper		8,951		(9,094)	453	310		310			2012
Parkside		2,177		(1,937)	307	547		547		2014	2013
Timber Creek		7,282		6,410	212	13,904		13,904		2007	2007
Denton County
Lantana		27,673		(19,680)	585	8,578		8,578		2000	1999
River's Edge		1,227		445		1,672		1,672			2014
The Preserve at Pecan Creek		5,855		(681)	256	5,430		5,430		2006	2005
Fort Bend County
Southern Colony		3,024		4,090		7,114		7,114			2017
Willow Creek Farms	290	3,479		(1,741)	60	1,798		1,798		2012	2012
Harris County
City Park		3,946		(3,794)	229	381		381		2002	2001
Imperial Forest		5,345		(634)	5	4,716		4,716		2015	2014
Kaufman County
Lakewood Trails		8,009		340		8,349		8,349			2017
Tarrant County
Summer Creek Ranch		2,887		(1,651)		1,236		1,236			2012
The Bar C Ranch		1,365		3,623	430	5,418		5,418			2012
Other		—		4,742	—	4,742		4,742
Total Real Estate, Net	$290	$160,713	$—	$(34,076)	$3,743	$130,380	$—	$130,380	$—

Real Estate Held for Sale (c)
CALIFORNIA
Los Angeles County
Land In Entitlement Process		$3,950		$21,752		$25,702		$25,702			1997
COLORADO
Douglas County
Pinery West		7,308		3,849		11,157		11,157		2006	2006
Weld County
Buffalo Highlands		3,001		(295)		2,706		2,706		2006	2005
Johnstown Farms		2,749		4,073	$100	6,922		6,922		2002	2002
Stonebraker		3,878		(1,786)		2,092		2,092		2005	2005
NORTH CAROLINA
Mecklenburg County
Walden		12,085		5,446	350	17,881		17,881		2016	2015
SOUTH CAROLINA
Lancaster County
Ansley Park		5,089		4,198	315	9,602		9,602		2017	2015
TENNESEE
Williamson County
Scales Farmstead		3,575		4,848	455	8,878		8,878			2015
TEXAS
Bastrop County
Hunter’s Crossing		3,613		3,970		7,583		7,583		2001	2001
Bexar County
Cibolo Canyons		17,305		22,088	1,696	41,089		41,089		2004	1986
Dallas County
Stoney Creek		12,822		1,712	608	15,142		15,142		2007	2007
Fort Bend County
Summer Lakes		4,269		(1,100)	89	3,258		3,258		2013	2012
Summer Park		4,804		(2,490)	17	2,331		2,331		2013	2012
Harris County
Barrington		8,950		(7,892)		1,058		1,058			2011
Hays County
Arrowhead Ranch		12,856		7,639	286	20,781		20,781		2015	2007
Travis County
West Austin multifamily site		7,274		(1,525)		5,749		5,749			2014
Other (d)				(1,684)		(1,684)		(1,684)
Total Real Estate Held for Sale (c)	$—	$113,528	$—	$62,803	$3,916	$180,247	$—	$180,247	$—
Total Investment in Real Estate	$290	$274,241	$—	$28,727	$7,659	$310,627	$—	$310,627	$—

(a) We do not capitalize carrying costs until development begins.
(b) The acquisition date is not available.
(c) Included in the strategic asset sale to Starwood on February 8, 2018. Please read Note 22 — Subsequent Event for additional information regarding this transaction.
(d) Includes $3,000,000 in non-cash impairment charges in fourth quarter 2017 associated with the asset group sold to Starwood.

Reconciliation of real estate (a):

	2017	2016	2015
	(In thousands)
Balance at beginning of year	$293,003	$618,844	$607,133
Amounts capitalized	105,611	89,780	124,633
Amounts retired or adjusted	(87,987)	(415,621)	(112,922)
Balance at close of period	$310,627	$293,003	$618,844
Reconciliation of accumulated depreciation:

	2017	2016	2015
	(In thousands)
Balance at beginning of year	$—	$(32,129)	$(31,377)
Depreciation expense	—	(816)	(6,810)
Amounts retired or adjusted	—	32,945	6,058
Balance at close of period	$—	$—	$(32,129)

(a) Includes real estate classified as assets held for sale as of year-end 2017.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
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
(c) Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Set forth below is certain information about the members of our Board of Directors:

Name	Age	Year First Elected to the Board	Principal Occupation
Samuel R. Fuller	74	2017	Retired Chief Financial Officer of D.R. Horton, Inc.
M. Ashton Hudson	45	2016	President and General Counsel of Rock Creek Capital Group, Inc.
G.F. (Rick) Ringler, III	70	2017	Retired Senior Vice President - Commercial and Real Estate Lending for Frost Bank
Donald C. Spitzer	68	2017	Retired Partner-in-Charge of KPMG
Donald J. Tomnitz	69	2017	Executive Chairman of Forestar Group Inc.
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
4.4
Third Supplemental Indenture, dated October 5, 2017, between Forestar Group Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on October 10, 2017).

4.5
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

10.6†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on October 10, 2017).
10.7†
Form of Change in Control/Severance Agreement between the Company and its named executive officers (incorporated by reference to Exhibit 10.10 of the Company’s Form 10 filed with the Commission on August 10, 2007).

10.8†*	Form of First Amendment to Change in Control/Severance Agreement between the Company and certain named executive officers.
10.9†	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K filed with the Commission on March 5, 2009).
10.10†	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K filed with the Commission on March 14, 2013).
10.11†	Form of Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K filed with the Commission on March 14, 2013).
10.12†	Form of Stock Appreciation Right Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on February 12, 2009).
10.13†
First Amendment to the Forestar Real Estate Group Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on May 13, 2009).

10.14†
Second Amendment to the Forestar Group Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K filed with the Commission on March 3, 2010).

10.15†	Form of Market-Leveraged Stock Unit Award Agreement (incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K filed with the Commission on March 14, 2013).
10.16†*	Form of Long-Term Incentive Cash Award Notice.
10.17
Guaranty, dated July 15, 2014, by Forestar (USA) Real Estate Group Inc. in favor of Regions Bank (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on July 18, 2014).

10.18
Letter of Credit Facility Agreement, dated October 5, 2017, among Forestar Group Inc., Keybank National Association, as lender and administrative agent, and Keybanc Capital Markets, as sole arranger and sole bookrunner (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on October 10, 2017).

10.19
Shared Services Agreement, dated October 6, 2017, between Forestar Group Inc. and D.R. Horton, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on October 10, 2017).

10.20
Stockholder’s Agreement dated as of June 29, 2017, by and between Forestar Group Inc. and D.R. Horton, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on June 29, 2017).

10.21
Master Supply Agreement dated as of June 29, 2017, by and between Forestar Group Inc. and D.R. Horton, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on June 29, 2017).

10.22†
Employment Agreement, dated October 21, 2015, between Forestar Group Inc. and Phillip J. Weber (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on October 26, 2015).

10.23†
First Amendment to Employment Agreement, dated as of August 25, 2017, between Forestar Group Inc. and Phillip J. Weber (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on August 28, 2017).

10.24†
Separation Agreement and Release, dated as of April 13, 2017, by and between Forestar Group Inc. and David M. Grimm (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on April 14, 2017).

10.25
Purchase and Sale Agreement, dated February 17, 2017, between Forestar (USA) Real Estate Group Inc. and Mineral Resources Partners, LLC (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on February 17, 2017).

10.26
Agreement of Purchase and Sale, dated February 8, 2018, by and between certain subsidiaries of Forestar Group Inc. and Starwood Land, L.P. (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed with the Commission on February 8, 2018)

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
101.1*
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income (Loss), (iii) Consolidated Statement of Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

  _____________________

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.

Item 16.	Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORESTAR GROUP INC.

By:	/s/ Charles D. Jehl
Charles D. Jehl
Chief Financial Officer
Date: February 28, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Daniel C. Bartok	Chief Executive Officer (Principal Executive Officer)	February 28, 2018
Daniel C. Bartok

/s/ Charles D. Jehl	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	February 28, 2018
Charles D. Jehl

/s/ Donald J. Tomnitz	Executive Chairman of the Board	February 28, 2018
Donald J. Tomnitz

/s/ Samuel R. Fuller	Director	February 28, 2018
Samuel R. Fuller

/s/ M. Ashton Hudson	Director	February 28, 2018
M. Ashton Hudson

/s/ G.F. (Rick) Ringler, III	Director	February 28, 2018
G.F. (Rick) Ringler, III

/s/ Donald C. Spitzer	Director	February 28, 2018
Donald C. Spitzer