Form 10-Q
period 2018-03-31
Forestar Group Inc.
filed 2018-05-09
CIK 1406587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
10700 Pecan Park Blvd., Suite 150, Austin, Texas 78750
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding as of May 4, 2018
Common Stock, par value $1.00 per share	41,938,936

FORESTAR GROUP INC.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
FORESTAR GROUP INC.
Consolidated Balance Sheets
(Unaudited)

	March 31, 2018	December 31, 2017
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$436,401	$321,783
Restricted cash	40,013	40,017
Real estate	261,707	130,380
Assets held for sale	1,360	181,607
Investment in unconsolidated ventures	17,284	64,579
Receivables, net	4,560	6,307
Income taxes receivable	7,244	6,674
Prepaid expenses	5,962	3,118
Property and equipment, net	1,828	2,003
Deferred tax asset, net	1,367	2,028
Intangible assets	448	448
Other assets	2,924	2,968
TOTAL ASSETS	$781,098	$761,912
LIABILITIES AND EQUITY
Accounts payable	$2,073	$2,382
Accrued employee compensation and benefits	4,674	8,994
Accrued property taxes	653	2,153
Accrued interest	376	1,489
Earnest money deposits	26,418	11,940
Other accrued expenses	12,166	5,942
Liabilities held for sale	—	1,017
Other liabilities	14,907	13,934
Debt, net	109,825	108,429
TOTAL LIABILITIES	171,092	156,280
COMMITMENTS AND CONTINGENCIES (Note 13)
EQUITY
Forestar Group Inc. shareholders’ equity:
Common stock, par value $1.00 per share, 200,000,000 authorized shares, 41,938,936 issued at March 31, 2018 and at December 31, 2017	41,939	41,939
Additional paid-in capital	506,071	505,977
Retained earnings	60,830	56,296
Total Forestar Group Inc. shareholders’ equity	608,840	604,212
Noncontrolling interests	1,166	1,420
TOTAL EQUITY	610,006	605,632
TOTAL LIABILITIES AND EQUITY	$781,098	$761,912

Please read the notes to consolidated financial statements.

FORESTAR GROUP INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(In thousands, except per share amounts)
REVENUES
Real estate sales	$22,575	$20,752
Other	24	1,553
	22,599	22,305
COSTS AND EXPENSES
Cost of real estate sales	(15,575)	(11,896)
Cost of other	(536)	(38,616)
Other operating expenses	(1,888)	(5,082)
General and administrative	(3,745)	(4,691)
	(21,744)	(60,285)
GAIN ON SALE OF ASSETS	2,746	74,215
OPERATING INCOME	3,601	36,235
Equity in earnings of unconsolidated ventures	1,529	6,362
Interest expense	(2,136)	(2,235)
Interest and other income	1,652	676
INCOME FROM CONTINUING OPERATIONS BEFORE TAXES	4,646	41,038
Income tax expense	(66)	(16,211)
NET INCOME FROM CONTINUING OPERATIONS	4,580	24,827
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAXES	—	418
CONSOLIDATED NET INCOME	4,580	25,245
Less: Net income attributable to noncontrolling interests	(46)	(40)
NET INCOME ATTRIBUTABLE TO FORESTAR GROUP INC.	$4,534	$25,205
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	41,939	42,097
Diluted	41,966	42,406
NET INCOME PER BASIC SHARE
Continuing operations	$0.11	$0.59
Discontinued operations	$—	$0.01
NET INCOME PER BASIC SHARE	$0.11	$0.60
NET INCOME PER DILUTED SHARE
Continuing operations	$0.11	$0.58
Discontinued operations	$—	$0.01
NET INCOME PER DILUTED SHARE	$0.11	$0.59

Please read the notes to consolidated financial statements.

FORESTAR GROUP INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$4,580	$25,245
Adjustments:
Depreciation and amortization	1,296	1,485
Change in deferred income taxes	661	29
Equity in earnings of unconsolidated ventures	(1,529)	(6,362)
Distributions of earnings of unconsolidated ventures	—	4,974
Share-based compensation	94	843
Real estate cost of sales	15,309	12,240
Real estate development and acquisition expenditures, net	(149,052)	(13,740)
Reimbursements from utility and improvement districts	—	1,180
Asset impairments	—	37,900
Gain on sale of assets	(2,746)	(74,215)
Other	1,588	945
Changes in:
Notes and accounts receivable	1,197	(1,925)
Prepaid expenses and other	(3,614)	(647)
Accounts payable and other accrued liabilities	(365)	(8,556)
Earnest money deposits	19,152	2,792
Income taxes	(570)	15,433
Net cash used in operating activities	(113,999)	(2,379)
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, equipment, software and other	(36)	(17)
Oil and gas properties and equipment	—	(2,400)
Investment in unconsolidated ventures	—	(1,915)
Proceeds from sales of assets	228,555	77,510
Return of investment in unconsolidated ventures	187	1,511
Net cash provided by investing activities	228,706	74,689
CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to debt	207	304
Change in restricted cash	4	—
Distributions to noncontrolling interests, net	(300)	—
Payroll taxes on restricted stock and stock options	—	(980)
Net cash used in financing activities	(89)	(676)

Net increase in cash and cash equivalents	114,618	71,634
Cash and cash equivalents at beginning of period	321,783	265,798
Cash and cash equivalents at end of period	$436,401	$337,432

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
We prepare our unaudited interim financial statements in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and Securities and Exchange Commission requirements for interim financial statements. As a result, they do not include all the information and disclosures required for complete financial statements. However, in our opinion, all adjustments considered necessary for a fair presentation have been included. Such adjustments consist only of normal recurring items unless otherwise noted. We make estimates and assumptions about future events. Actual results can, and probably will, differ from those we currently estimate. These interim operating results are not necessarily indicative of the results that may be expected for the entire year. For further information, please read the financial statements included in our 2017 Annual Report on Form 10-K.

We divested substantially all of our oil and gas working interest properties in 2016, and as a result we have reported the results of operations as discontinued operations for the three months ended March 31, 2017. There was no significant activity related to these operations during the three months ended March 31, 2018.
The transactions included in our net income in the consolidated statements of operations are the same as those that would be presented in other comprehensive income. Thus, our net income equates to other comprehensive income.

On October 5, 2017, we became a majority-owned subsidiary of D.R. Horton, Inc. ("D.R. Horton") by virtue of a merger with a wholly-owned subsidiary of D.R. Horton (the "Merger"). Immediately following the Merger, D.R. Horton owned approximately 75 percent of our outstanding common stock. In connection with the Merger, we entered into certain agreements with D.R. Horton including a Stockholder’s Agreement, a Master Supply Agreement, and a Shared Services Agreement. For a discussion of the terms of the Merger and for additional information regarding these agreements, see "Business - D.R. Horton Merger" in Part I, Item 1 of our 2017 Annual Report on Form 10-K. D.R. Horton is considered a related party of Forestar under U.S. GAAP.

We are evaluating the impact of any potential changes in our accounting policies and related party transactions with D.R. Horton post-merger and will update our disclosures accordingly in future periods.
Reclassifications
Certain items have been reclassified from other operating expenses to cost of real estate sales and other in the prior year financial statements to conform to classifications used in the current year. These reclassifications had no effect on our consolidated operating results or balance sheet.
Change in Fiscal Year
As a result of the Merger, we changed our fiscal year-end from December 31 to September 30, effective January 1, 2018. This change aligns our fiscal year-end reporting calendar with D.R. Horton.
Note 2—New and Pending Accounting Pronouncements
Pending Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The updated standard becomes effective for annual and interim periods beginning after December 15, 2017. Due to our change in fiscal year-end, this standard is effective for us beginning October 1, 2018. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). We currently anticipate adopting the standard using the cumulative catch-up transition method. We anticipate this standard will not have a material impact on our consolidated financial statements. While we are continuing to assess all potential impacts of the standard, we expect revenue related to residential lot and tract sales to remain substantially unchanged. Due to the complexity of certain of our real estate sale transactions, the revenue recognition treatment required under the standard will be dependent on contract-specific terms, and may vary in some instances from recognition at the time of the sale closing.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner that is similar to today's accounting. This guidance also eliminates today's real estate-specific provisions for all entities. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. This guidance is effective for us October 1, 2019 and early adoption is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We are currently evaluating the effect the updated standard will have on our financial position and disclosures.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), to address eight specific cash flow issues with the objective of reducing the existing diversity in practice. The updated standard is effective for financial statements issued for annual periods beginning after December 15, 2017 and interim periods within those fiscal years. Due to our change in fiscal year-end, this standard is effective for us beginning October 1, 2018. We are currently evaluating the effect that the updated standard will have on our earnings, financial position and disclosures, but we do not expect it to have a material effect on our consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230). This ASU requires that a statement of cash flow explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash investments. The updated standard is effective for financial statements issued for annual periods beginning after December 15, 2017 and interim periods within those fiscal years. Due to our change in fiscal year-end, this standard is effective for us beginning October 1, 2018. The adoption of ASU 2016-18 will modify our current disclosures and reclassifications relating to the consolidated statements of cash flows, but we do not expect it to have a material effect on our consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718), to provide guidance about which changes to terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The updated standard is effective for financial statements issued for annual periods beginning after December 15, 2017 and interim periods within those fiscal years. Due to our change in fiscal year-end, this standard is effective for us beginning October 1, 2018. We are currently evaluating the effect that the updated standard will have on our earnings, financial position and disclosures, but we do not expect it to have a material effect on our consolidated financial statements.
Note 3—Segment Information
During the three months ended March 31, 2018, we began managing our operations through two business segments, real estate and other. Historically, we managed our operations through our real estate segment, mineral resources segment (previously referred to as oil and gas) and other segment (previously referred to as other natural resources).
Our real estate segment is our core business and acquires land and developed lots, secures entitlements and develops infrastructure on our lands for single-family residential and mixed-use communities. Our other segment consists of non-core water interests in 1.5 million acres, including a 45% nonparticipating royalty interest in groundwater produced or withdrawn for commercial purposes or sold from 1.4 million acres in Texas, Louisiana, Georgia and Alabama that are classified as assets held for sale at March 31, 2018 and December 31, 2017, and 20,000 acres of groundwater leases in central Texas.
We divested substantially all of our oil and gas working interest properties in 2016 and sold all of our remaining owned mineral assets and related entities in 2017. We have reclassified the results of operations from our mineral resources segment for the three months ended March 31, 2017 to our other segment. There was no significant activity for these operations during three months ended March 31, 2018.

The accounting policies of the reporting segments are described throughout Note 1 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Total assets allocated by segment are as follows:

	March 31, 2018	December 31, 2017
	(In thousands)
Real estate	$291,307	$386,222
Other	3,331	3,346
Assets not allocated to segments (a)	486,460	372,344
	$781,098	$761,912
 _________________________

(a)
Assets not allocated to segments at March 31, 2018 principally consist of cash and cash equivalents of $436,401,000 and restricted cash of $40,013,000. Assets not allocated to segments at December 31, 2017 principally consist of cash and cash equivalents of $321,783,000 and restricted cash of $40,017,000.

We evaluate performance based on segment earnings (loss) before unallocated items and income taxes. Segment earnings (loss) consist of operating income, equity in earnings (loss) of unconsolidated ventures, gain on sales of assets, interest income and net (income) loss attributable to noncontrolling interests. Items not allocated to our business segments consist of general and administrative expense, share-based and long-term incentive compensation, interest expense, and other corporate interest and other income. Our revenues are derived from our U.S. operations and all of our assets are located in the U.S.
Segment revenues and earnings are as follows:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Revenues:
Real estate	$22,575	$20,752
Other	24	1,553
Total revenues	$22,599	$22,305
Segment earnings (loss):
Real estate	$9,703	$10,473
Other	(553)	37,429
Total segment earnings	9,150	47,902
Items not allocated to segments	(4,550)	(6,904)
Income from continuing operations before taxes attributable to Forestar Group Inc.	$4,600	$40,998

In the three months ended March 31, 2017, we sold all of our remaining owned mineral assets for approximately $85,700,000 which resulted in the recognition of a gain on the sale of these assets of $74,215,000 which is reflected within other segment earnings. As a result of this sale we recognized a non-cash goodwill impairment charge of $37,900,000 in the three months ended March 31, 2017 which is reflected within other segment earnings.
Items not allocated to segments consist of:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
General and administrative expense	$(3,653)	$(4,028)
Share-based and long-term incentive compensation expense	(136)	(895)
Interest expense	(2,136)	(2,235)
Other corporate interest and other income	1,375	254
	$(4,550)	$(6,904)

Note 4—Held for Sale
The major classes of assets and liabilities held for sale are as follows:

	March 31, 2018	December 31, 2017
	(In thousands)
Assets Held for Sale:
Real estate	$—	$180,247
Property and equipment, net	1,360	1,360
	$1,360	$181,607

Liabilities Held for Sale:
Accounts payable	$—	$1,017
On February 8, 2018, we entered into and closed on a Purchase and Sale Agreement with Starwood Land, L.P. ("Starwood") to sell 24 legacy projects for $232,000,000. This strategic asset sale included projects owned both directly and indirectly through ventures and consisted of approximately 750 developed and under development residential lots, over 4,000 future undeveloped residential lots (including all real estate associated with the Cibolo Canyons mixed-use development), 730 unentitled acres in California, an interest in one multifamily operating property and a multifamily development site. The agreement contains representations, warranties and indemnities customary for a real estate industry asset sale and includes certain adjustment provisions to the purchase price. The total net proceeds after certain purchase price adjustments, closing costs and other costs associated with selling these assets was $217,506,000. The net proceeds are classified as investing activities in our consolidated statements of cash flows due to the strategic nature of the transaction and bulk sale of primarily undeveloped future residential lots to a strategic buyer which is not in the normal course of our business operations of developing and selling residential lots to homebuilders. The transaction resulted in a gain on sale of assets of $716,000 and is included in our consolidated statement of operations for the three months ended March 31, 2018.
Note 5—Real Estate
Real estate consists of:

	March 31, 2018	December 31, 2017
	(In thousands)
Entitled, developed and under development projects	$258,873	$127,442
Other real estate costs	2,834	2,938
	$261,707	$130,380

During the three months ended March 31, 2018, we acquired 14 new projects for $130,487,000 representing nearly 5,500 planned residential lots. At March 31, 2018, we owned or controlled through land and lot option purchase contracts 13,600 residential lots, of which 3,300 are under contract to sell to D.R. Horton. Additionally, D.R. Horton has the right of first offer on 5,400 of these residential lots based on executed purchase and sale agreements. At March 31, 2018, we also have 500 lots under contract to sell to other builders.

Note 6—Investment in Unconsolidated Ventures
We have participated in real estate ventures for the purpose of acquiring and developing residential, multifamily and mixed-use communities in which we may or may not have a controlling financial interest. U.S. GAAP requires consolidation of Variable Interest Entities (VIEs) in which an enterprise has a controlling financial interest and is the primary beneficiary. A controlling financial interest will have both of the following characteristics: (a) the power to direct the VIE activities that most significantly impact economic performance and (b) the obligation to absorb the VIE losses and right to receive benefits that are significant to the VIE. We examine specific criteria and use judgment when determining whether a venture is a VIE and whether we are the primary beneficiary. We perform this review initially at the time we enter into venture agreements and reassess upon reconsideration events.
On February 8, 2018, we sold our ownership interest in 8 of our unconsolidated ventures to Starwood as part of a strategic asset sale. (See Note 4—Held for Sale). During the three months ended March 31, 2018, we also sold our interest in a venture, generating $11,049,000 in net proceeds and recognizing gain of $2,030,000 which is included in gain on sale of assets. At March 31, 2018, we had ownership interests in 6 ventures that we accounted for using the equity method, none of which were a VIE.
Combined summarized balance sheet information for our ventures accounted for using the equity method follows:

	March 31, 2018	December 31, 2017
	(In thousands)
Assets:
Cash and cash equivalents	$6,359	$13,119
Real estate	88,805	168,914
Other assets	1,353	21,721
Total assets	$96,517	$203,754
Liabilities and Equity:
Accounts payable and other liabilities	$5,208	$13,101
Debt (a)	45,761	85,133
Equity	45,548	105,520
Total liabilities and equity	$96,517	$203,754

Forestar's investment in unconsolidated ventures	$17,284	$64,579

Combined summarized income statement information for our ventures accounted for using the equity method follows:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Revenues	$3,381	$22,301
Earnings	$4,280	$12,221
Forestar's equity in earnings of unconsolidated ventures	$1,529	$6,362
 _________________________

(a)	As of March 31, 2018 and December 31, 2017, total debt outstanding includes $4,576,000 and $4,584,000 which is recourse to us.

Note 7—Discontinued Operations
We have divested all of our oil and gas working interest properties. As a result of this significant change in operations, we have reported the results of operations as discontinued operations for the three months ended March 31, 2017. There was no significant activity related to these operations during the three months ended March 31, 2018.
Summarized results from discontinued operations were as follows:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Revenues	$—	$9
Cost of oil and gas producing activities	—	(6)
Other operating expenses	—	(54)
Loss from discontinued operations before income taxes	$—	$(51)
Income tax benefit	—	469
Income from discontinued operations, net of taxes	$—	$418

Significant operating activities of discontinued operations included in our consolidated statements of cash flows were as follows:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Operating activities:
Accounts payable and other accrued liabilities	$—	$(3,000)
	$—	$(3,000)
Note 8—Receivables
Receivables consist of:

	March 31, 2018	December 31, 2017
	(In thousands)
Other receivables and accrued interest	$1,416	$2,557
Loans secured by real estate, average interest rate of 5.40% at March 31, 2018 and at December 31, 2017	3,170	3,776
	4,586	6,333
Allowance for bad debts	(26)	(26)
	$4,560	$6,307

Note 9—Debt, net
Debt consists of:

	March 31, 2018	December 31, 2017
	(In thousands)
3.75% convertible senior notes due 2020, net of discount	$109,327	$108,139
Other indebtedness — 5.50% interest rate	498	290
	$109,825	$108,429
Secured Letter of Credit Agreement
On October 5, 2017, we entered into a Letter of Credit Facility Agreement with lenders providing for a $30,000,000 secured standby letter of credit facility (the "LC Facility"). The LC Facility is secured by $30,000,000 in cash deposited with the administrative agent. In addition, we have $10,000,000 on deposit with a participating lender. These deposits are classified as restricted cash on our consolidated balance sheets. At March 31, 2018, $21,003,000 was outstanding under the LC Facility.
Public Unsecured Debt
On October 5, 2017, we had $120,000,000 aggregate principal amount of 3.75% convertible senior notes due 2020 ("Convertible Notes"). The completion of the Merger constituted a fundamental change in the indenture governing the Convertible Notes and, as a result, we offered to purchase all or any part of every holder’s Convertible Notes for a price in cash equal to 100% of the aggregate principal amount of the Convertible Notes, plus accrued and unpaid interest, if any, to the date of repurchase. As a result, we purchased $1,077,000 of the aggregate principal amount of the Convertible Notes in November 2017. Also, prior to the Merger, upon conversion of the Convertible Notes each holder was entitled to receive 40.8351 shares of former Forestar common stock per $1,000 principal amount of notes surrendered for conversion. In connection with the Merger, the conversion ratio was adjusted in accordance with the indenture governing the Convertible Notes such that each holder is now entitled to receive $579.77062 in cash and 8.17192 shares of new Forestar common stock per $1,000 principal amount of notes surrendered for conversion. At March 31, 2018, the principal amount of the Convertible Notes was $118,923,000 and the unamortized debt discount was $8,657,000. The effective interest rate on the liability component was 8% and the carrying amount of the equity component was $16,847,000. We intend to settle the principal amount of the Convertible Notes in cash upon conversion, with any excess conversion value to be settled in shares of our common stock.
Deferred Fees
At March 31, 2018 and December 31, 2017, we had $939,000 and $1,058,000 in unamortized deferred financing fees which were deducted from our debt. Amortization of deferred financing fees was $119,000 and $330,000 in the three months ended March 31, 2018 and 2017 and was included in interest expense.
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
We elected not to use the fair value option for cash and cash equivalents, restricted cash, accounts and notes receivable, other assets, debt, accounts payable and other liabilities. The carrying amounts of these financial instruments approximate their fair values due to their short-term nature or variable interest rates. We determine the fair value of fixed rate financial instruments using quoted prices for similar instruments in active markets.

Information about our fixed rate financial instruments not measured at fair value follows:

	March 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Technique
	(In thousands)
Fixed rate debt	(110,266)	(112,514)	(109,197)	(109,114)	Level 2

Non-financial assets measured at fair value on a non-recurring basis include real estate assets, assets held for sale, and intangible assets, which are measured for impairment.
Non-financial assets measured at fair value on a non-recurring basis are as follows:

	March 31, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Non-financial Assets and Liabilities:
Real estate held for sale	$—	$—	$—	$—	$—	$180,247	$—	$180,247
Central Texas water assets	$—	$—	$—	$—	$—	$—	$1,987	$1,987

At December 31, 2017 we based the valuations of our real estate held for sale primarily on offers received from third parties and we based the valuations of our water assets primarily on past and current negotiations with expected buyers.
Note 11—Net Income per Share
The computations of basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Numerator:
Continuing operations
Net income from continuing operations	$4,580	$24,827
Less: Net income attributable to noncontrolling interest	(46)	(40)
Earnings available for diluted earnings per share	$4,534	$24,787

Discontinued operations
Net income from discontinued operations available for diluted earnings per share	$—	$418
Denominator:
Weighted average common shares outstanding — basic	41,939	42,097
Dilutive effect of stock options, restricted stock and equity-settled awards	27	309
Total weighted average shares outstanding — diluted	41,966	42,406
Anti-dilutive awards excluded from diluted weighted average shares	—	1,808

We intend to settle the principal amount of the Convertible Notes in cash upon conversion with any excess conversion value to be settled in shares of our common stock. Therefore, only the amount in excess of the par value of the Convertible Notes will be included in our calculation of diluted net income per share using the treasury stock method. As such, the Convertible Notes have no impact on diluted net income per share until the price of our common stock exceeds the conversion price of the Convertible Notes of $51.42. The price of our common stock did not exceed the conversion price so the Convertible Notes had no impact on diluted net income per share in the three months ended March 31, 2018.

Note 12—Income Taxes
Our effective tax rate from continuing operations was one percent in the three months ended March 31, 2018, which includes the impact of the Tax Cuts and Jobs Act ("Tax Act") and a tax benefit from the release of a portion of our valuation allowance as the result of the realization of certain deferred tax assets. Our effective tax rate from continuing operations was 40 percent in the three months ended March 31, 2017, which included a tax benefit from the release of a portion of our valuation allowance as the result of the realization of certain deferred tax assets and a tax expense associated with a non-cash impairment related to goodwill associated with our owned mineral assets which were sold in the three months ended March 31, 2017. Our effective tax rate for both periods also includes the effect of state income taxes, nondeductible items and benefits from noncontrolling interests.
At March 31, 2018 and December 31, 2017, our deferred tax assets, net of deferred tax liabilities, were $39,911,000 and $41,606,000, offset by a valuation allowance of $38,544,000 and $39,578,000 for the portion of the deferred tax assets that we have determined is more likely than not to be unrealizable.
In determining our valuation allowance, we assessed available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax asset. A significant piece of objective evidence evaluated was the cumulative loss incurred over the three-year period ended March 31, 2018, principally driven by impairments of oil and gas and real estate properties in prior years. Such evidence limits our ability to consider other subjective evidence, such as our projected future taxable income.
The amount of deferred tax asset considered realizable could be adjusted if negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence, such as our projected future taxable income.
The Tax Act, which was enacted on December 22, 2017, reduced the federal corporate tax rate from 35 percent to 21 percent for all corporations effective January 1, 2018. ASC 740 requires companies to reflect the effects of a tax law change in the period in which the law is enacted. Accordingly, we remeasured our deferred tax assets and liabilities along with the corresponding valuation allowance as of the 2017 enactment date. This remeasurement resulted in no additional tax expense or benefit except for the release of a portion of the valuation allowance for AMT Credits which became refundable as a result of the tax law change. The initial remeasurement was our best estimate based on the information available at the time and may change as additional information, such as regulatory guidance, becomes available. Any required adjustment will be reflected as a discrete expense or benefit in the quarter that it is identified, as allowed by SEC Staff Accounting Bulletin No. 118. For the three months ended March 31, 2018, no adjustments to the remeasurement of our deferred tax accounts were recognized.
On October 5, 2017, D.R. Horton acquired 75 percent of our common stock resulting in an ownership change under Section 382. Section 382 limits our ability to use certain tax attributes and built-in losses and deductions in a given year. Any tax attributes or built-in losses and deductions that were limited in 2017 or are limited in 2018 are expected to be fully utilized in future years.
Our unrecognized tax benefits totaled $441,000 at March 31, 2018, all of which would affect our effective tax rate, if recognized.
Note 13—Commitments and Contingencies
Litigation
We are involved in various legal proceedings that arise from time to time in the ordinary course of business and believe that adequate reserves have been established for any probable losses. We do not believe that the outcome of any of these proceedings will have a significant adverse effect on our financial position, long-term results of operations or cash flows. It is possible, however, that charges related to these matters could be significant to our results or cash flows in any one accounting period.
Environmental
Environmental remediation liabilities arise from time to time in the ordinary course of doing business, and we believe we have established adequate reserves for any probable losses that we can reasonably estimate.

Note 14—Related Party Transactions
On October 6, 2017, we entered into a Shared Services Agreement with D.R. Horton whereby D.R. Horton will provide us with certain administrative, compliance, operational and procurement services. During the three months ended March 31, 2018, we paid D.R. Horton $262,000 for these shared services and $417,000 for the cost of health insurance and other employee benefits. These expenses are included within other operating expenses and general and administrative in our consolidated statement of operations.
Under the terms of the Master Supply Agreement with D.R. Horton, both companies are proactively identifying land development opportunities to expand our portfolio of assets. At March 31, 2018, we owned or controlled through land and lot option purchase contracts 13,600 residential lots, of which 3,300 are under contract to sell to D.R. Horton. Additionally, D.R. Horton has the right of first offer on 5,400 of these residential lots based on executed purchase and sale agreements. At March 31, 2018 and December 31, 2017, we had earnest money deposit liabilities of $21,418,000 and $1,201,000 related to earnest money deposits made by D.R. Horton in respect of land and lot option purchase contracts for lots to be sold to D.R. Horton. During the three months ended March 31, 2018, we sold 183 residential lots to D.R. Horton for $8,498,000 generating segment earnings of $1,821,000.
During the three months ended March 31, 2018, we reimbursed D.R. Horton approximately $11,752,000 for previously paid earnest money and $5,892,000 for pre-acquisition and other due diligence costs related to land purchase contracts whereby D.R. Horton assigned their rights under these land purchase contracts to us.
At March 31, 2018, other accrued expenses on our consolidated balance sheet included $1,567,000 owed to D.R. Horton for any accrued and unpaid shared services, due diligence cost reimbursements and other development cost reimbursements. We had no material amounts due to or from D.R. Horton as of December 31, 2017.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2017 Annual Report on Form 10-K. Unless otherwise indicated, information is presented as of March 31, 2018, and references to acreage owned includes all acres owned by ventures regardless of our ownership interest in a venture.
Forward-Looking Statements
This Quarterly Report on Form 10-Q and other materials we have filed or may file with the Securities and Exchange Commission contain “forward-looking statements” within the meaning of the federal securities laws. These forward-looking statements are identified by their use of terms and phrases such as “believe,” “anticipate,” “could,” “estimate,” “likely,” “intend,” “may,” “plan,” “expect,” and similar expressions, including references to assumptions. These statements reflect our current views with respect to future events and are subject to risks and uncertainties. We note that a variety of factors and uncertainties could cause our actual results to differ significantly from the results discussed in the forward-looking statements. Factors and uncertainties that might cause such differences include, but are not limited to:

•	general economic, market or business conditions where our real estate activities are concentrated;

•	our ability to achieve our 2018 strategic initiatives;

•	the opportunities (or lack thereof) that may be presented to us and that we may pursue;

•	our ability to hire and retain key personnel;

•	our ability to obtain future entitlement and development approvals;

•	obtaining reimbursements and other payments from special improvement districts and timing of such payments;

•
accuracy of estimates and other assumptions related to investment in and development of real estate, the expected timing and pricing of land and lot sales and related cost of real estate sales, impairment of long-lived assets, income taxes, and share-based compensation;

•	the levels of resale housing inventory in our mixed-use development projects and the regions in which they are located;

•	fluctuations in costs and expenses, including impacts from shortages in materials or labor;

•	demand for new housing, which can be affected by a number of factors including the availability of mortgage credit, job growth and fluctuations in interest rates;

•	competitive actions by other companies;

•	changes in governmental policies, laws or regulations and actions or restrictions of regulatory agencies;

•	our partners’ ability to fund their capital commitments and otherwise fulfill their operating and financial obligations;

•	the effect of D.R. Horton's controlling level of ownership on us and our stockholders;

•	our ability to realize the potential benefits of the strategic relationship with D.R. Horton;

•	the effect of our strategic relationship with D.R. Horton on our ability to maintain relationships with our vendors and customers; and

•	the final resolutions or outcomes with respect to our contingent and other liabilities related to our business.

Other factors, including the risk factors described in Item 1A of our 2017 Annual Report on Form 10-K, may also cause actual results to differ materially from those projected by our forward-looking statements. New factors emerge from time to time and it is not possible for us to predict all such factors, nor can we assess the impact of any such factor on our business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.
Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

Our Operations

We are a residential and mixed-use real estate development company. On October 5, 2017, we became a majority-owned subsidiary of D.R. Horton. In our community development business we own directly or through ventures interests in 42 residential and mixed-use projects located in 10 states and 18 markets. In addition, we own interests in other assets that have been identified as non-core that we are divesting opportunistically over time.
For the past two years we have focused on reducing costs across our entire organization, selling non-core assets, reducing our outstanding debt and reviewing our portfolio of assets and capital allocation to maximize shareholder value. The Merger provides us an opportunity to grow our community development business by establishing a strategic relationship to supply finished residential lots to D.R. Horton at market terms under the Master Supply Agreement. Under the terms of the Master Supply Agreement with D.R. Horton, both companies are proactively identifying land development opportunities to expand our portfolio of assets. As of March 31, 2018, we have acquired 20 new projects since the Merger, representing nearly 8,200 planned residential lots, of which approximately 36% are under contract to sell to D.R. Horton and a majority of the remaining lots from which are also expected to be sold to D.R. Horton in accordance with the Master Supply Agreement.

2018 Strategic Initiatives
Our 2018 strategic initiatives include making significant investments in land acquisition and development to expand our community development business into a diversified national platform and finalizing non-core asset sales. On February 8, 2018, we entered into and closed on a Purchase and Sale Agreement with Starwood Land, L.P. ("Starwood") to sell 24 legacy projects for $232,000,000. This strategic asset sale included projects owned both directly and indirectly through ventures and consisted of approximately 750 developed and under development residential lots, over 4,000 future undeveloped residential lots (including all real estate associated with the Cibolo Canyons mixed-use development), 730 unentitled acres in California, an interest in one multifamily operating property and a multifamily development site. The agreement contains representations, warranties and indemnities customary for a real estate industry asset sale and includes certain adjustment provisions to the purchase price. The total net proceeds after certain purchase price adjustments, closing costs and other costs associated with selling these projects was $217,506,000, and a gain on the sale of these assets of $716,000 is included in our consolidated statement of operations for the three months ended March 31, 2018. This sale helps to further streamline our business and provide additional capital for future growth. We plan to invest the capital principally in new land development projects with goals of improving returns and enhancing value for our shareholders.

Discontinued Operations
We have divested all of our oil and gas working interest properties. As a result of this significant change in our operations, we have reported the results of operations as discontinued operations for the three months ended March 31, 2017. There was no significant activity related to these operations during the three months ended March 31, 2018.

Business Segments
During the three months ended March 31, 2018, we began managing our operations through two business segments, real estate and other. Historically, we managed our operations through our real estate segment, mineral resources segment (previously referred to as oil and gas) and other segment (previously referred to as other natural resources).
Our real estate segment is our core business and acquires land and developed lots, secures entitlements and develops infrastructure on our lands for single-family residential and mixed-use communities. Our other segment consists of non-core water interests in 1.5 million acres, including a 45% nonparticipating royalty interest in groundwater produced or withdrawn for commercial purposes or sold from 1.4 million acres in Texas, Louisiana, Georgia and Alabama that are classified as assets held for sale at March 31, 2018 and December 31, 2017, and 20,000 acres of groundwater leases in central Texas.
We sold all of our remaining owned mineral assets in 2017. We have reclassified the results of operations from our mineral resources segment for the three months ended March 31, 2017 to our other segment. There was no significant activity for these operations in the three months ended March 31, 2018.
We evaluate performance based on segment earnings (loss) before unallocated items and income taxes. Segment earnings (loss) consist of operating income, equity in earnings (loss) of unconsolidated ventures, gain on sales of assets, interest income and net (income) loss attributable to noncontrolling interests. Items not allocated to our business segments consist of general and administrative expense, share-based and long-term incentive compensation, interest expense, and other corporate interest and other income. Our revenues are derived from our U.S. operations and all of our assets are located in the U.S.
Our operations are affected to varying degrees by supply and demand factors and economic conditions including changes in interest rates, availability of mortgage credit, consumer and homebuilder sentiment, new housing starts, real estate values, employment levels, and the overall strength or weakness of the U.S. economy.

Results of Operations
A summary of our consolidated results by business segment follows:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Revenues:
Real estate	$22,575	$20,752
Other	24	1,553
Total revenues	$22,599	$22,305
Segment earnings (loss):
Real estate	$9,703	$10,473
Other	(553)	37,429
Total segment earnings	9,150	47,902
Items not allocated to segments:
General and administrative expense	(3,653)	(4,028)
Share-based and long-term incentive compensation expense	(136)	(895)
Interest expense	(2,136)	(2,235)
Interest and other income	1,375	254
Income from continuing operations before taxes attributable to Forestar Group Inc.	4,600	40,998
Income tax expense	(66)	(16,211)
Net income from continuing operations attributable to Forestar Group Inc.	$4,534	$24,787

Real Estate
We own directly or through ventures interests in 42 residential and mixed-use projects located in 10 states and 18 markets. Our real estate segment acquires land and developed lots, secures entitlements and develops infrastructure on our lands, primarily for single-family residential and mixed-use communities. Our real estate segment revenues are principally derived from the sales of residential single-family lots and tracts and commercial real estate. At March 31, 2018, we owned or controlled through land and lot option purchase contracts 13,600 residential lots, of which 3,300 are under contract to sell to D.R. Horton. Additionally, D.R. Horton has the right of first offer on 5,400 of these residential lots based on executed purchase and sale agreements. At March 31, 2018, we also have 500 lots under contract to sell to other builders.
A summary of our real estate results follows:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Revenues	$22,575	$20,752
Cost of real estate sales	(15,575)	(11,896)
Operating expenses	(1,803)	(3,879)
	5,197	4,977
Interest income	277	422
Gain on sale of assets	2,746	—
Equity in earnings of unconsolidated ventures	1,529	5,114
Less: Net income attributable to noncontrolling interests	(46)	(40)
Segment earnings	$9,703	$10,473

Revenues in our owned and consolidated ventures consist of:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Residential real estate	$20,348	$20,048
Commercial real estate	2,000	447
Other	227	257
	$22,575	$20,752
Units sold consist of:

	Three Months Ended March 31,
	2018	2017
Owned and consolidated ventures:
Residential lots sold	304	190
Revenue per lot sold	$66,735	$88,850
Commercial acres sold	25	4
Revenue per commercial acre sold	$80,678	$121,718
Ventures accounted for using the equity method:
Residential lots sold	21	107
Revenue per lot sold	$70,205	$72,001
Commercial acres sold	—	46
Revenue per commercial acre sold	$—	$212,352
Residential real estate revenues principally consist of the sale of residential single-family lots to local, regional and national homebuilders. Owned and consolidated venture residential lot sales volume increased to 304 residential lots sold in the three months ended March 31, 2018, compared to 190 residential lots sold in the three months ended March 31, 2017, principally as a result of commencing lot sales to D.R. Horton during the three months ended March 31, 2018. The average price per residential lot decreased 25 percent due to mix of product sold. During the three months ended March 31, 2018, we sold 183 residential lots to D.R. Horton for $8,498,000 generating segment earnings of $1,821,000. In the three months ended March 31, 2017, residential real estate revenues included sale of approximately 96 residential tract acres for $4,000,000 generating segment earnings of $2,191,000. We did not sell any residential tract acres in the three months ended March 31, 2018.
Commercial real estate revenues principally consist of the sale of tracts to commercial developers that specialize in the construction and operation of income producing properties such as apartments, retail centers, or office buildings. The commercial real estate revenues in the three months ended March 31, 2018 relate to the sale of the remaining 25 acres from a wholly-owned project in Antioch for $2,000,000, generating $210,000 in segment earnings, compared with sales in the three months ended March 31, 2017 of 4 acres from a wholly-owned project in Houston for $447,000, which generated segment earnings of $401,000.
Cost of sales in the three months ended March 31, 2018 increased as compared to the prior year period primarily due to the increase in residential lots and commercial tract acres sold.
Operating expenses consist of:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Employee compensation and benefits	$718	$1,328
Property taxes	384	891
Professional services	223	830
Depreciation and amortization	27	35
Other	451	795
	$1,803	$3,879
The decrease in employee compensation and benefits expense in the three months ended March 31, 2018 compared to the prior year period is principally related to cost reductions resulting from our key initiatives to reduce costs across our entire organization. However, in 2018 we anticipate hiring additional staff to support our 2018 strategic initiatives. The decrease in property taxes and professional services is primarily due to the sale of non-core assets, including the sale to Starwood in the three months ended March 31, 2018.
Interest income principally represents interest received on reimbursements from utility and improvement districts.
Gain on sale of assets in first quarter 2018 includes a gain of $2,030,000 related to the sale of our interest in a venture and a gain of $716,000 related to our strategic sale of assets to Starwood.
The decrease in equity in earnings from our unconsolidated ventures in the three months ended March 31, 2018 compared to the prior year period is primarily due to lower residential lot and commercial real estate sales activity from our ventures. Commercial sales activity in the three months ended March 31, 2017 includes 46 commercial acres sold from an unconsolidated venture project in Houston for $9,719,000, which generated venture earnings of $6,612,000. Based on our 50% interest, our pro-rata share of these earnings was $3,306,000.
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
Other
Our other segment consists of non-core water interests in 1.5 million acres, including a 45% nonparticipating royalty interest in groundwater produced or withdrawn for commercial purposes or sold from 1.4 million acres in Texas, Louisiana, Georgia and Alabama that are classified as assets held for sale at March 31, 2018 and December 31, 2017, and 20,000 acres of groundwater leases in central Texas.

We sold all of our remaining owned mineral assets in 2017. We have reclassified the results of operations from our mineral resources segment for the three months ended March 31, 2017 to our other segment. There was no significant activity for these operations in the current period.

A summary of our other results follows:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Revenues	$24	$1,553
Cost of other	(536)	(38,616)
Operating expenses	(41)	(971)
	(553)	(38,034)
Gain on sale of assets	—	74,215
Equity in earnings of unconsolidated ventures	—	1,248
Segment earnings (loss)	$(553)	$37,429
In the three months ended March 31, 2017, cost of other includes a non-cash impairment charge of $37,900,000 associated with goodwill related to our owned mineral assets. In the three months ended March 31, 2017, we sold our remaining mineral assets for $85,700,000, which generated gains of $74,215,000.

Items Not Allocated to Segments
Unallocated items represent income and expenses managed on a company-wide basis and include general and administrative expenses, share-based and long-term incentive compensation, interest expense, and interest and other income. General and administrative expenses principally consist of costs and expenses related to accounting and finance, tax, legal, human resources, internal audit, information technology, executive officers and our board of directors. These functions support all of our business segments.
General and administrative expense
General and administrative expenses consist of:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Employee compensation and benefits	$1,746	$2,033
Professional and consulting services	982	978
Facility costs	201	212
Depreciation and amortization	24	87
Insurance costs	132	162
Other	568	556
	$3,653	$4,028

The decrease in employee compensation and benefits expense in the three months ended March 31, 2018 compared to the prior year period is primarily due to the reduction in personnel resulting from our key initiative to reduce costs across our entire organization.
Share-based compensation and long-term incentive compensation expense
The decrease in share-based compensation and long-term incentive compensation expense in the three months ended March 31, 2018 is principally due to the acceleration and settlement of awards upon closing of the Merger in 2017, which resulted in fewer awards outstanding during the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Interest expense
Interest expense consists principally of the interest and amortization of debt discount on our 3.75% Convertible Senior Notes due 2020.
Interest and other income
The increase in interest and other income in the three months ended March 31, 2018 is principally due to our higher cash balances and the interest earned on those deposits during the three months ended March 31, 2018 compared to the three months ended March 31, 2017.
Income Taxes
Our effective tax rate from continuing operations was one percent in the three months ended March 31, 2018, which includes the impact of the Tax Cuts and Jobs Act ("Tax Act") and a tax benefit from the release of a portion of our valuation allowance as the result of the realization of certain deferred tax assets. Our effective tax rate from continuing operations was 40 percent in the three months ended March 31, 2017, which included a tax benefit from the release of a portion of our valuation allowance as the result of the realization of certain deferred tax assets and a tax expense associated with a non-cash impairment related to goodwill associated with our owned mineral assets which were sold in the three months ended March 31, 2017. Our effective tax rate for both periods also includes the effect of state income taxes, nondeductible items and benefits from noncontrolling interests.
At March 31, 2018 and December 31, 2017, our deferred tax assets, net of deferred tax liabilities, were $39,911,000 and $41,606,000, offset by a valuation allowance of $38,544,000 and $39,578,000 for the portion of the deferred tax assets that we have determined is more likely than not to be unrealizable.
In determining our valuation allowance, we assessed available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax asset. A significant piece of objective evidence evaluated was the cumulative loss incurred over the three-year period ended March 31, 2018, principally driven by impairments of oil and gas and real estate properties in prior years. Such evidence limits our ability to consider other subjective evidence, such as our projected future taxable income.
The amount of deferred tax asset considered realizable could be adjusted if negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence, such as our projected future taxable income.
The Tax Act which was enacted on December 22, 2017, reduced the federal corporate tax rate from 35 percent to 21 percent for all corporations effective January 1, 2018. ASC 740 requires companies to reflect the effects of a tax law change in the period in which the law is enacted. Accordingly, we remeasured our deferred tax assets and liabilities along with the corresponding valuation allowance as of the 2017 enactment date. This remeasurement resulted in no additional tax expense or benefit except for the release of a portion of the valuation allowance for AMT Credits which became refundable as a result of the tax law change. The initial remeasurement was our best estimate based on the information available at the time and may change as additional information, such as regulatory guidance, becomes available. Any required adjustment will be reflected as a discrete expense or benefit in the quarter that it is identified, as allowed by SEC Staff Accounting Bulletin No. 118. For the three months ended March 31, 2018, no adjustments to the remeasurement of our deferred tax accounts were recognized.
On October 5, 2017, D.R. Horton acquired 75% of our common stock resulting in an ownership change under Section 382. Section 382 limits our ability to use certain tax attributes and built-in losses and deductions in a given year. Any tax attributes or built-in losses and deductions that were limited in 2017 or are limited in 2018 are expected to be fully utilized in future years.
Our unrecognized tax benefits totaled $441,000 at March 31, 2018, all of which would affect our effective tax rate, if recognized.

Liquidity and Capital Resources
Liquidity
We have significantly reduced our outstanding debt in recent years and have also generated significant available cash for reinvestment in our community development business as a result of selling non-core assets over the past two years. We believe that the Merger provides us with an opportunity to substantially grow our business in the future by establishing a strategic relationship to supply finished residential lots to D.R. Horton at market terms under the Master Supply Agreement that we entered into with D.R. Horton in connection with the Merger. We plan to fund our growth initially with available cash on our balance sheet, and we are also evaluating our longer-term capital structure, projected future liquidity and working capital requirements. We plan to pursue a new credit facility to support our growth and will also consider other alternatives to raise additional capital in the future, such as issuing debt or equity securities, as we expand our business with the goal of being a leading national land developer.

On February 8, 2018, we entered into and closed on a Purchase and Sale Agreement with Starwood to sell 24 legacy projects for $232,000,000 which generated $217,506,000 in net proceeds to us after certain purchase price adjustments, closing costs and other costs associated with selling these projects. At March 31, 2018, we had cash and cash equivalents of $436,401,000, which is expected to be sufficient to fund our growth objectives and working capital needs in the near-term. Our liquidity and ability to achieve longer-term growth objectives will depend on our ability to generate cash from operations and to obtain sufficient financing to support our growth initiatives.
Secured Letter of Credit Agreement
On October 5, 2017, we entered into a Letter of Credit Facility Agreement with lenders providing for a $30,000,000 secured standby letter of credit facility (the "LC Facility"). The LC Facility is secured by $30,000,000 in cash deposited with the administrative agent. In addition, we have $10,000,000 on deposit with a participating lender. These deposits are classified as restricted cash on our consolidated balance sheets. At March 31, 2018, $21,003,000 was outstanding under the LC Facility.
Public Unsecured Debt
On October 5, 2017, we had $120,000,000 aggregate principal amount of 3.75% convertible senior notes due 2020 ("Convertible Notes"). The completion of the Merger constituted a fundamental change in the indenture governing the Convertible Notes and, as a result, we offered to purchase all or any part of every holder’s Convertible Notes for a price in cash equal to 100% of the aggregate principal amount of the Convertible Notes, plus accrued and unpaid interest, if any, to the date of repurchase. As a result, we purchased $1,077,000 of the aggregate principal amount of the Convertible Notes in November 2017. Also, prior to the Merger, upon conversion of the Convertible Notes each holder was entitled to receive 40.8351 shares of former Forestar common stock per $1,000 principal amount of notes surrendered for conversion. In connection with the Merger, the conversion ratio was adjusted in accordance with the indenture governing the Convertible Notes such that each holder is now entitled to receive $579.77062 in cash and 8.17192 shares of new Forestar common stock per $1,000 principal amount of notes surrendered for conversion. At March 31, 2018, the principal amount of the Convertible Notes was $118,923,000 and the unamortized debt discount was $8,657,000. The effective interest rate on the liability component was 8% and the carrying amount of the equity component was $16,847,000. We intend to settle the principal amount of the Convertible Notes in cash upon conversion, with any excess conversion value to be settled in shares of our common stock.
Contractual Obligations and Off-Balance Sheet Arrangements
In 2014, FMF Littleton LLC, an equity method venture in which we own a 25 percent interest, obtained a senior secured construction loan in the amount of $46,384,000 to develop a 385-unit multifamily project located in Littleton, Colorado. The outstanding balance was $45,780,000 at March 31, 2018. We provided the lender with a guaranty of completion of the improvements; a guaranty for repayment of 25 percent of the principal balance and unpaid accrued interest; and a standard nonrecourse carve-out guaranty. At September 30, 2017, the principal guaranty was reduced from 25 percent to 10 percent of principal due to achievement of certain conditions.
In support of our community development business, we have a $40,000,000 surety bond program that provides financial assurance to beneficiaries related to execution and performance of our land development business. At March 31, 2018, there was $26,598,000 outstanding under this program.

Sources and Uses of Cash
The consolidated statement of cash flows for the three months ended March 31, 2017 reflects cash flows from both continuing and discontinued operations. The consolidated statement of cash flows for the three months ended March 31, 2018 reflects only cash flows from continuing operations as there were no discontinued operations for the three months ended March 31, 2018. We operate in cyclical industries and our cash flows fluctuate accordingly. Our principal sources of cash are proceeds from the sale of real estate, borrowings and reimbursements from utility and improvement districts. Our principal cash requirements are for the acquisition and development of real estate, and the payment of taxes, interest and compensation. Operating cash flows are affected by the timing of the payment of land acquisition costs and development expenditures and the collection of proceeds from the eventual sale of the real estate, the timing of which can vary substantially depending on many factors including the size of the project, state and local permitting requirements and availability of utilities. Working capital varies based on a variety of factors, including the timing of sales of real estate, reimbursement from utility and improvement districts and the payment of payables and expenses.
We regularly evaluate alternatives for managing our capital structure and liquidity profile in consideration of expected cash flows, growth and operating capital requirements and capital market conditions. We may, at any time, be considering or be in discussions with respect to the purchase or sale of our common stock, debt securities, convertible securities or a combination thereof.
Cash Flows from Operating Activities
Cash flows from our real estate acquisition and development activities and reimbursements from utility and improvement districts are classified as operating cash flows.
In the three months ended March 31, 2018, net cash used for operating activities was $113,999,000 compared to $2,379,000 in net cash used for operating activities in the three months ended March 31, 2017. The increase in cash used for operating activities year over year was principally due to an increase in land acquisition expenditures of $130,487,000.
Cash Flows from Investing Activities
Capital contributions to and capital distributions from unconsolidated ventures, business acquisitions, proceeds from the strategic sale of assets, and the sale of property and equipment are classified as investing activities.
In the three months ended March 31, 2018, net cash provided by investing activities was $228,706,000 principally as a result of the strategic sale of assets to Starwood which generated $217,506,000 in net proceeds and $11,049,000 in net proceeds as a result of selling our interest in a venture in Atlanta. In the three months ended March 31, 2017, net cash provided by investing activities was $74,689,000 principally as a result of the sale of our remaining oil and gas properties.
Cash Flows from Financing Activities
In the three months ended March 31, 2018, net cash used for financing activities was $89,000 principally due to distributions to noncontrolling interests which was partially offset by an increase in debt from a consolidated venture project. Net cash used in financing activities in the prior year period was $676,000.
Real Estate Acquisition and Development Activities
We acquire land, secure entitlements and develop infrastructure, primarily for single family residential and mixed-use communities.
We categorize real estate development and acquisition expenditures as operating activities on the statement of cash flows. These development and acquisition expenditures include costs for development of residential lots and mixed-use communities.
Real estate development and acquisition expenditures were $149,052,000 and $13,740,000 in the three month periods ending March 31, 2018 and 2017.

Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies or estimates from those disclosed in our 2017 Annual Report on Form 10-K.
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

Item 6. Exhibits

Exhibit	Description

3.1
First Amendment to the Second Amended and Restated Bylaws of Forestar Group Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 30, 2018).

10.1
Agreement of Purchase and Sale, dated February 8, 2018, by and between certain subsidiaries of Forestar Group Inc. and Starwood Land, L.P. (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed with the Commission on February 8, 2018).

10.2†*	Forestar Group Inc. 2018 Stock Incentive Plan.
10.3†*	Form of Restricted Stock Unit Agreement (Employees) pursuant to Forestar Group Inc.’s 2018 Stock Incentive Plan.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1
The following materials from Forestar’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORESTAR GROUP INC.

Date: May 9, 2018	By:	/s/ Charles D. Jehl
Charles D. Jehl
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)