Form 10-Q
period 2018-06-30
Forestar Group Inc.
filed 2018-08-08
CIK 1406587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding as of August 3, 2018
Common Stock, par value $1.00 per share	41,938,936

FORESTAR GROUP INC.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
FORESTAR GROUP INC.
Consolidated Balance Sheets
(Unaudited)

	June 30, 2018	December 31, 2017
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$367,756	$321,783
Restricted cash	40,000	40,017
Real estate	360,875	130,380
Assets held for sale	1,360	181,607
Investment in unconsolidated ventures	17,965	64,579
Receivables, net	3,013	6,307
Income taxes receivable	6,907	6,674
Prepaid expenses	3,080	2,880
Land purchase contract deposits	3,470	238
Property and equipment, net	1,792	2,003
Deferred tax asset, net	1,311	2,028
Intangible assets	448	448
Other assets	2,882	2,968
TOTAL ASSETS	$810,859	$761,912
LIABILITIES AND EQUITY
Accounts payable	$4,240	$2,382
Accrued employee compensation and benefits	5,374	8,994
Accrued property taxes	1,509	2,153
Accrued interest	1,489	1,489
Earnest money deposits on sales contracts	41,623	11,940
Other accrued expenses	12,610	5,942
Liabilities held for sale	—	1,017
Other liabilities	13,312	13,934
Debt, net	110,515	108,429
TOTAL LIABILITIES	190,672	156,280
COMMITMENTS AND CONTINGENCIES (Note 13)
EQUITY
Forestar Group Inc. shareholders’ equity:
Common stock, par value $1.00 per share, 200,000,000 authorized shares, 41,938,936 issued at June 30, 2018 and at December 31, 2017	41,939	41,939
Additional paid-in capital	506,183	505,977
Retained earnings	70,251	56,296
Total Forestar Group Inc. shareholders’ equity	618,373	604,212
Noncontrolling interests	1,814	1,420
TOTAL EQUITY	620,187	605,632
TOTAL LIABILITIES AND EQUITY	$810,859	$761,912

Please read the notes to consolidated financial statements.

FORESTAR GROUP INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands, except per share amounts)
REVENUES
Real estate	$23,565	$27,992	$46,140	$48,744
Other	—	23	24	1,576
	23,565	28,015	46,164	50,320
COSTS AND EXPENSES
Cost of real estate	(9,950)	(16,918)	(25,525)	(28,814)
Cost of other	(34)	(108)	(570)	(38,724)
Other operating expenses	(2,968)	(5,158)	(4,856)	(10,240)
General and administrative	(3,518)	(28,372)	(7,263)	(33,063)
	(16,470)	(50,556)	(38,214)	(110,841)
GAIN ON SALE OF ASSETS	1,318	29,506	4,064	103,721
OPERATING INCOME	8,413	6,965	12,014	43,200
Equity in earnings of unconsolidated ventures	1,000	2,747	2,529	9,109
Interest expense	(1,605)	(2,166)	(3,741)	(4,401)
Interest and other income	2,627	622	4,279	1,298
INCOME FROM CONTINUING OPERATIONS BEFORE TAXES	10,435	8,168	15,081	49,206
Income tax expense	(149)	(11,928)	(215)	(28,139)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	10,286	(3,760)	14,866	21,067
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAXES	—	1,229	—	1,647
CONSOLIDATED NET INCOME (LOSS)	10,286	(2,531)	14,866	22,714
Less: Net income attributable to noncontrolling interests	(865)	(48)	(911)	(88)
NET INCOME (LOSS) ATTRIBUTABLE TO FORESTAR GROUP INC.	$9,421	$(2,579)	$13,955	$22,626
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	41,939	42,259	41,939	42,171
Diluted	41,966	42,259	41,966	42,454
NET INCOME (LOSS) PER BASIC SHARE
Continuing operations	$0.22	$(0.09)	$0.33	$0.50
Discontinued operations	$—	$0.03	$—	$0.04
NET INCOME (LOSS) PER BASIC SHARE	$0.22	$(0.06)	$0.33	$0.54
NET INCOME (LOSS) PER DILUTED SHARE
Continuing operations	$0.22	$(0.09)	$0.33	$0.49
Discontinued operations	$—	$0.03	$—	$0.04
NET INCOME (LOSS) PER DILUTED SHARE	$0.22	$(0.06)	$0.33	$0.53

Please read the notes to consolidated financial statements.

FORESTAR GROUP INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2018	2017
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$14,866	$22,714
Adjustments:
Depreciation and amortization	2,574	2,862
Change in deferred income taxes	717	45
Equity in earnings of unconsolidated ventures	(2,529)	(9,109)
Distributions of earnings of unconsolidated ventures	38	12,036
Share-based compensation	206	2,259
Real estate cost of sales	26,118	28,438
Real estate development and acquisition expenditures, net	(260,822)	(25,623)
Reimbursements from utility and improvement districts	2,212	4,671
Asset impairments	—	37,900
Gain on sale of assets	(4,064)	(103,821)
Other	1,173	2,135
Changes in:
Notes and accounts receivable	2,744	912
Prepaid expenses, land purchase contract deposits and other	(4,202)	(267)
Accounts payable and other accrued liabilities	9,308	(8,175)
Earnest money deposits on sales contracts	29,683	2,040
Income taxes	(233)	19,626
Net cash used in operating activities	(182,211)	(11,357)
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, equipment, software and other	(48)	(41)
Oil and gas properties and equipment	—	(2,400)
Investment in unconsolidated ventures	—	(3,617)
Proceeds from sales of assets	228,555	130,011
Return of investment in unconsolidated ventures	468	2,906
Net cash provided by investing activities	228,975	126,859
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of debt	(541)	—
Additions to debt	250	770
Deferred financing fees	—	(148)
Change in restricted cash	17	—
Distributions to noncontrolling interests, net	(517)	(100)
Exercise of stock options	—	548
Payroll taxes on restricted stock and stock options	—	(980)
Net cash (used in) provided by financing activities	(791)	90

Net increase in cash and cash equivalents	45,973	115,592
Cash and cash equivalents at beginning of period	321,783	265,798
Cash and cash equivalents at end of period	$367,756	$381,390
Please read the notes to consolidated financial statements.

FORESTAR GROUP INC.
Notes to Consolidated Financial Statements
(Unaudited)
Note 1—Basis of Presentation
Our consolidated financial statements include the accounts of Forestar Group Inc. ("Forestar"), all subsidiaries, ventures and other entities in which we have a controlling interest. We account for our investment in other entities in which we have significant influence over operations and financial policies using the equity method. We eliminate all material intercompany accounts and transactions. Noncontrolling interests in consolidated pass-through entities are recognized before income taxes.
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

We divested substantially all of our oil and gas working interest properties in 2016, and as a result we have reported the results of operations as discontinued operations for the three and six months ended June 30, 2017. There was no significant activity related to these operations during the three and six months ended June 30, 2018.
The transactions included in our net income in the consolidated statements of operations are the same as those that would be presented in comprehensive income. Thus, our net income equates to comprehensive income.

On October 5, 2017, we became a majority-owned subsidiary of D.R. Horton, Inc. ("D.R. Horton") by virtue of a merger with a wholly-owned subsidiary of D.R. Horton (the "Merger"). Immediately following the Merger, D.R. Horton owned 75% of our outstanding common stock. In connection with the Merger, we entered into certain agreements with D.R. Horton including a Stockholder’s Agreement, a Master Supply Agreement, and a Shared Services Agreement. For a discussion of the terms of the Merger and for additional information regarding these agreements, see "Business - D.R. Horton Merger" in Part I, Item 1 of our 2017 Annual Report on Form 10-K. D.R. Horton is considered a related party of Forestar under U.S. GAAP.
Reclassifications
Certain items have been reclassified from other operating expenses to cost of real estate in the prior year financial statements to conform to classifications used in the current year. We have reclassified the change in earnest money deposits in the prior year statement of cash flows from change in accounts payable and other accrued liabilities to change in earnest money deposits to conform to classifications used in the current year. These reclassifications had no effect on our consolidated operating results or balance sheet.
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
Our real estate segment is our core business and primarily acquires land, secures remaining entitlements and develops infrastructure on our lands for single-family residential and mixed-use communities. Our other segment consists of non-core water interests in 1.5 million acres, including a 45% nonparticipating royalty interest in groundwater produced or withdrawn for commercial purposes or sold from 1.4 million acres in Texas, Louisiana, Georgia and Alabama that are classified as assets held for sale at June 30, 2018 and December 31, 2017, and 20,000 acres of groundwater leases in central Texas.
We divested substantially all of our oil and gas working interest properties in 2016 and sold all of our remaining owned mineral assets and related entities in 2017. We have reclassified the results of operations from our mineral resources segment for the three and six months ended June 30, 2017 to our other segment. There was no significant activity for these operations during three and six months ended June 30, 2018.
The accounting policies of the reporting segments are described throughout Note 1 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Total assets allocated by segment are as follows:

	June 30, 2018	December 31, 2017
	(In thousands)
Real estate	$389,936	$386,222
Other	3,318	3,346
Assets not allocated to segments (a)	417,605	372,344
	$810,859	$761,912
 _________________________

(a)
Assets not allocated to segments at June 30, 2018 principally consist of cash and cash equivalents of $367,756,000 and restricted cash of $40,000,000. Assets not allocated to segments at December 31, 2017 principally consist of cash and cash equivalents of $321,783,000 and restricted cash of $40,017,000.

We evaluate performance based on segment earnings (loss) before unallocated items and income taxes. Segment earnings (loss) consist of operating income, equity in earnings (loss) of unconsolidated ventures, gain on sales of assets, interest income and net (income) loss attributable to noncontrolling interests. Items not allocated to our business segments consist of general and administrative expense, share-based and long-term incentive compensation, gain on sale of timberland assets, interest expense, and other corporate interest and other income. Our revenues are derived from our U.S. operations and all of our assets are located in the U.S.
Segment revenues and earnings are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Revenues:
Real estate	$23,565	$27,992	$46,140	$48,744
Other	—	23	24	1,576
Total revenues	$23,565	$28,015	$46,164	$50,320
Segment earnings (loss):
Real estate	$13,254	$11,545	$22,957	$22,018
Other	(140)	(652)	(693)	36,777
Total segment earnings	13,114	10,893	22,264	58,795
Items not allocated to segments	(3,544)	(2,773)	(8,094)	(9,677)
Income from continuing operations before taxes attributable to Forestar Group Inc.	$9,570	$8,120	$14,170	$49,118

In the three months ended March 31, 2017, we sold all of our remaining owned mineral assets for approximately $85,700,000 which resulted in the recognition of a gain on the sale of these assets of $74,222,000 which is reflected within other segment earnings in the six months ended June 30, 2017. As a result of this sale we recognized a non-cash goodwill impairment charge of $37,900,000 in the six months ended June 30, 2017 which is reflected within other segment earnings.
Items not allocated to segments consist of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
General and administrative expense	$(3,389)	$(27,549)	$(7,042)	$(31,577)
Share-based and long-term incentive compensation expense	(177)	(1,448)	(313)	(2,343)
Gain on sale of timberland assets	—	28,049	—	28,049
Interest expense	(1,605)	(2,166)	(3,741)	(4,401)
Other corporate interest and other income	1,627	341	3,002	595
	$(3,544)	$(2,773)	$(8,094)	$(9,677)

In the three months ended June 30, 2017, we sold approximately 19,000 acres of timberland and undeveloped land in Georgia and Texas for $46,197,000 in three transactions generating combined net proceeds of $44,771,000 and resulting in a gain on sale of timberland assets of $28,049,000. General and administrative expense for the three and six months ended June 30, 2017 includes a $20,000,000 termination fee which was incurred and paid in the three months ended June 30, 2017 related to terminating a merger agreement and entering into the D.R. Horton merger agreement and $4,070,000 in professional fees and other costs associated with these transactions.

Note 4—Held for Sale
The major classes of assets and liabilities held for sale are as follows:

	June 30, 2018	December 31, 2017
	(In thousands)
Assets Held for Sale:
Real estate	$—	$180,247
Property and equipment, net	1,360	1,360
	$1,360	$181,607

Liabilities Held for Sale:
Accounts payable	$—	$1,017
On February 8, 2018, we entered into and closed on a Purchase and Sale Agreement with Starwood Land, L.P. ("Starwood") to sell 24 legacy projects for $232,000,000. This strategic asset sale included projects owned both directly and indirectly through ventures and consisted of approximately 750 developed and under development residential lots, over 4,000 future undeveloped residential lots (including all real estate associated with the Cibolo Canyons mixed-use development), 730 unentitled acres in California, an interest in one multifamily operating property and a multifamily development site. The agreement contains representations, warranties and indemnities customary for a real estate industry asset sale and includes certain adjustment provisions to the purchase price. The total net proceeds after certain purchase price adjustments, closing costs and other costs associated with selling these assets was $217,506,000. The net proceeds are classified as investing activities in our consolidated statements of cash flows due to the strategic nature of the transaction and bulk sale of primarily undeveloped future residential lots to a strategic buyer which is not in the normal course of our business operations of developing and selling residential lots to homebuilders. The transaction resulted in a gain on sale of assets of $716,000 and is included in our consolidated statement of operations for the six months ended June 30, 2018.

Note 5—Real Estate
Real estate consists of:

	June 30, 2018	December 31, 2017
	(In thousands)
Entitled, developed and under development projects	$357,882	$127,442
Other	2,993	2,938
	$360,875	$130,380

During the six months ended June 30, 2018, we acquired 24 projects for $213,686,000 representing nearly 9,300 residential lots. At June 30, 2018, we owned or controlled through option purchase contracts approximately 19,100 residential lots, of which over 4,400 are under contract to sell to D.R. Horton. Additionally, D.R. Horton has the right of first offer on nearly 6,700 of these residential lots based on executed purchase and sale agreements. At June 30, 2018, we also have nearly 360 lots under contract to sell to other builders.

At June 30, 2018, entitled, developed and under development projects includes $34,916,000 related to undeveloped land which we acquired during the three months ended June 30, 2018. We have the contractual right to sell this undeveloped land to D.R. Horton within a year of our purchase of the asset or earlier at D.R. Horton's discretion at a sales price equal to our carrying value at the time of sale in addition to holding and closing costs plus 12% per annum.

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
On February 8, 2018, we sold our ownership interest in eight of our unconsolidated ventures to Starwood as part of a strategic asset sale. (See Note 4—Held for Sale). During the six months ended June 30, 2018, we also sold our interest in a venture in Atlanta, generating $11,049,000 in net proceeds and recognizing a gain of $2,030,000 which is included in gain on sale of assets. At June 30, 2018, we had ownership interests in six ventures that we accounted for using the equity method, none of which were a VIE.
Combined summarized balance sheet information for our ventures accounted for using the equity method follows:

	June 30, 2018	December 31, 2017
	(In thousands)
Assets:
Cash and cash equivalents	$5,854	$13,119
Real estate	87,972	168,914
Other assets	982	21,721
Total assets	$94,808	$203,754
Liabilities and Equity:
Accounts payable and other liabilities	$1,979	$13,101
Debt (a)	45,639	85,133
Equity	47,190	105,520
Total liabilities and equity	$94,808	$203,754

Forestar's investment in unconsolidated ventures	$17,965	$64,579

Combined summarized income statement information for our ventures accounted for using the equity method follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Revenues	$2,845	$23,114	$6,226	$45,750
Earnings	$2,661	$6,327	$6,941	$18,548
Forestar's equity in earnings of unconsolidated ventures	$1,000	$2,747	$2,529	$9,109
 _________________________

(a)	As of June 30, 2018 and December 31, 2017, total unconsolidated venture debt outstanding includes $4,564,000 and $4,584,000 which is recourse to us.

Note 7—Discontinued Operations
We have divested all of our oil and gas working interest properties. As a result of this significant change in operations, we have reported the results of operations as discontinued operations for the three and six months ended June 30, 2017. There was no significant activity related to these operations during the three and six months ended June 30, 2018.
Summarized results from discontinued operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Revenues	$—	$4	$—	$13
Cost of oil and gas producing activities	—	(4)	—	(10)
Other operating expenses	—	1,043	—	989
Income from discontinued operations before income taxes	$—	$1,043	$—	$992
Gain on sale of assets before income taxes	—	100	—	100
Income tax benefit	—	86	—	555
Income from discontinued operations, net of taxes	$—	$1,229	$—	$1,647
Significant operating activities and investing activities of discontinued operations included in our consolidated statements of cash flows were as follows:

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Operating activities:
Accounts payable and other accrued liabilities	$—	$(3,000)
	$—	$(3,000)

Investing activities:
Proceeds from sale of assets	$—	$100
	$—	$100
Note 8—Receivables
Receivables consist of:

	June 30, 2018	December 31, 2017
	(In thousands)
Other receivables and accrued interest	$87	$2,557
Loans secured by real estate, average interest rate of 5.40% at June 30, 2018 and at December 31, 2017	2,952	3,776
	3,039	6,333
Allowance for bad debts	(26)	(26)
	$3,013	$6,307

Note 9—Debt, net
Debt consists of:

	June 30, 2018	December 31, 2017
	(In thousands)
3.75% convertible senior notes due 2020, net of discount and fees	$110,515	$108,139
Other indebtedness — 5.50% interest rate	—	290
	$110,515	$108,429
Secured Letter of Credit Agreement
On October 5, 2017, we entered into a Letter of Credit Facility Agreement with lenders providing for a $30,000,000 secured standby letter of credit facility (the "LC Facility"). The LC Facility is secured by $30,000,000 in cash deposited with the administrative agent. In addition, we have $10,000,000 on deposit with a participating lender related to the LC Facility. These deposits are classified as restricted cash on our consolidated balance sheets. At June 30, 2018, $21,474,000 was outstanding under the LC Facility.
Public Unsecured Debt
On October 5, 2017, we had $120,000,000 aggregate principal amount of 3.75% convertible senior notes due 2020 ("Convertible Notes"). The completion of the Merger constituted a fundamental change in the indenture governing the Convertible Notes and, as a result, we offered to purchase all or any part of every holder’s Convertible Notes for a price in cash equal to 100% of the aggregate principal amount of the Convertible Notes, plus accrued and unpaid interest, if any, to the date of repurchase. As a result, we purchased $1,077,000 of the aggregate principal amount of the Convertible Notes in November 2017. Also, prior to the Merger, upon conversion of the Convertible Notes each holder was entitled to receive 40.8351 shares of former Forestar common stock per $1,000 principal amount of notes surrendered for conversion. In connection with the Merger, the conversion ratio was adjusted in accordance with the indenture governing the Convertible Notes such that each holder is now entitled to receive $579.77062 in cash and 8.17192 shares of new Forestar common stock per $1,000 principal amount of notes surrendered for conversion. At June 30, 2018, the principal amount of the Convertible Notes was $118,923,000 and the unamortized debt discount was $7,588,000. The effective interest rate on the liability component was 8% and the carrying amount of the equity component was $16,847,000. We intend to settle the principal amount of the Convertible Notes in cash upon conversion, with any excess conversion value to be settled in shares of our common stock.
Deferred Fees
At June 30, 2018 and December 31, 2017, we had $820,000 and $1,058,000 in unamortized deferred financing fees which were deducted from our debt. Amortization of deferred financing fees was $238,000 and $574,000 in the six months ended June 30, 2018 and 2017 and was included in interest expense.
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

Information about our fixed rate financial instruments not measured at fair value follows:

	June 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Technique
	(In thousands)
Fixed rate debt	$(111,335)	$(111,205)	$(109,197)	$(109,114)	Level 2

Non-financial assets measured at fair value on a non-recurring basis include real estate assets, assets held for sale, and intangible assets, which are measured for impairment.
Non-financial assets measured at fair value on a non-recurring basis are as follows:

	June 30, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Non-financial Assets and Liabilities:
Real estate held for sale	$—	$—	$—	$—	$—	$180,247	$—	$180,247
Central Texas water assets	$—	$—	$—	$—	$—	$—	$1,987	$1,987

At December 31, 2017 we based the valuations of our real estate held for sale primarily on offers received from third parties and we based the valuations of our water assets primarily on past and current negotiations with expected buyers.
Note 11—Net Income per Share
The computations of basic and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Numerator:
Continuing operations
Net income (loss) from continuing operations	$10,286	$(3,760)	$14,866	$21,067
Less: Net income attributable to noncontrolling interest	(865)	(48)	(911)	(88)
Earnings (loss) available for diluted earnings per share	$9,421	$(3,808)	$13,955	$20,979

Discontinued operations
Net income from discontinued operations available for diluted earnings per share	$—	$1,229	$—	$1,647
Denominator:
Weighted average common shares outstanding — basic	41,939	42,259	41,939	42,171
Dilutive effect of stock options, restricted stock and equity-settled awards	27	—	27	283
Total weighted average shares outstanding — diluted	41,966	42,259	41,966	42,454
Anti-dilutive awards excluded from diluted weighted average shares	—	1,774	—	1,663

We intend to settle the principal amount of the Convertible Notes in cash upon conversion with any excess conversion value to be settled in shares of our common stock. Therefore, only the amount in excess of the par value of the Convertible Notes will be included in our calculation of diluted net income per share using the treasury stock method. As such, the Convertible Notes have no impact on diluted net income per share until the price of our common stock exceeds the conversion price of the Convertible Notes of $51.42. The price of our common stock did not exceed the conversion price so the Convertible Notes had no impact on diluted net income per share in the three and six months ended June 30, 2018.

Note 12—Income Taxes
Our effective tax rate from continuing operations was 1% in both the three and six months ended June 30, 2018. The tax rate for both periods includes the impact of the Tax Cuts and Jobs Act ("Tax Act") and a tax benefit from the release of a portion of our valuation allowance as the result of the realization of certain deferred tax assets. Our effective tax rate from continuing operations was 146% and 57% in the three and six months ended June 30, 2017. The tax rate for the three months ended June 30, 2017 included tax expense from an increase in our valuation allowance for transaction costs associated with the Merger. The tax rate for the six months ended June 30, 2017 included a tax benefit from the release of a portion of our valuation allowance as the result of the realization of certain deferred tax assets and a tax expense associated with a non-cash impairment related to goodwill associated with our owned mineral assets which were sold in the six months ended June 30, 2017. Our effective tax rate for all periods includes the effect of state income taxes, nondeductible items and benefits from noncontrolling interests.
At June 30, 2018 and December 31, 2017, our deferred tax assets, net of deferred tax liabilities, were $37,191,000 and $41,606,000, offset by a valuation allowance of $35,880,000 and $39,578,000 for the portion of the deferred tax assets that we have determined is more likely than not to be unrealizable.
In determining our valuation allowance, we assessed available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax asset. A significant piece of objective evidence evaluated was the cumulative loss incurred over the three-year period ended June 30, 2018, principally driven by impairments of oil and gas and real estate properties in prior years. Such evidence limits our ability to consider other subjective evidence, such as our projected future taxable income.
The amount of deferred tax asset considered realizable could be adjusted if negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence, such as our projected future taxable income.
The Tax Act, which was enacted on December 22, 2017, reduced the federal corporate tax rate from 35% to 21% for all corporations effective January 1, 2018. ASC 740 requires companies to reflect the effects of a tax law change in the period in which the law is enacted. Accordingly, we remeasured our deferred tax assets and liabilities along with the corresponding valuation allowance as of the 2017 enactment date. This remeasurement resulted in no additional tax expense or benefit except for the release of a portion of the valuation allowance for AMT Credits which became refundable as a result of the tax law change. The initial remeasurement was our best estimate based on the information available at the time and may change as additional information, such as regulatory guidance, becomes available. Any required adjustment will be reflected as a discrete expense or benefit in the quarter that it is identified, as allowed by SEC Staff Accounting Bulletin No. 118. For the three and six months ended June 30, 2018, no adjustments to the remeasurement of our deferred tax accounts were recognized.
On October 5, 2017, D.R. Horton acquired 75% of our common stock resulting in an ownership change under Section 382. Section 382 limits our ability to use certain tax attributes and built-in losses and deductions in a given year. Any tax attributes or built-in losses and deductions that were limited in 2017 or are limited in 2018 are expected to be fully utilized in future years.
Our unrecognized tax benefits totaled $441,000 at June 30, 2018, all of which would affect our effective tax rate, if recognized.
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

Note 14—Related Party Transactions
On October 6, 2017, we entered into a Shared Services Agreement with D.R. Horton whereby D.R. Horton will provide us with certain administrative, compliance, operational and procurement services. During the three and six months ended June 30, 2018, we paid D.R. Horton $322,000 and $584,000 for these shared services and $230,000 and $648,000 for the cost of health insurance and other employee benefits. These expenses are included within other operating expenses and general and administrative in our consolidated statement of operations.
Under the terms of the Master Supply Agreement with D.R. Horton, both companies are proactively identifying land development opportunities to expand our portfolio of assets. At June 30, 2018, we owned or controlled through option purchase contracts approximately 19,100 residential lots, of which over 4,400 are under contract to sell to D.R. Horton. Additionally, D.R. Horton has the right of first offer on nearly 6,700 of these residential lots based on executed purchase and sale agreements. At June 30, 2018 and December 31, 2017, we had earnest money deposit liabilities of $36,285,000 and $1,201,000 related to earnest money deposits from D.R. Horton in respect of land and lot option purchase contracts for lots to be sold to D.R. Horton. During the three months ended June 30, 2018, we sold 141 residential lots to D.R. Horton for $6,858,000 generating segment earnings of $1,989,000 and we sold 79 residential tract acres to D.R. Horton for $1,990,000 generating segment earnings of $1,222,000. As a result of our continuing involvement in the development of 56 lots sold to D.R. Horton in three months ended June 30, 2018 we deferred $3,233,000 of revenue and $400,000 of profit which will be recognized on a percentage of completion basis. During the six months ended June 30, 2018, we sold 324 residential lots to D.R. Horton for $15,357,000 generating segment earnings of $3,811,000 and we sold 79 residential tract acres to D.R. Horton for $1,990,000 generating segment earnings of $1,222,000.
During the three and six months ended June 30, 2018, we reimbursed D.R. Horton approximately $2,924,000 and $14,677,000 for previously paid earnest money and $4,647,000 and $10,540,000 for pre-acquisition and other due diligence and development costs related to land purchase contracts whereby D.R. Horton assigned their rights under these land purchase contracts to us.
At June 30, 2018, entitled, developed and under development projects includes $34,916,000 related to undeveloped land which we acquired during the three months ended June 30, 2018. We have the contractual right to sell this undeveloped land to D.R. Horton within a year of our purchase of the asset or earlier at D.R. Horton's discretion at a sales price equal to our carrying value at the time of sale in addition to holding and closing costs plus 12% per annum.
At June 30, 2018, other accrued expenses on our consolidated balance sheet included $3,181,000 owed to D.R. Horton for any accrued and unpaid shared services, earnest money and due diligence cost reimbursements and other development cost reimbursements. We had no material amounts due to or from D.R. Horton as of December 31, 2017.
Note 15—Subsequent Event
On July 30, 2018, we sold our interest in an equity method venture, FMF Littleton LLC, for $19,226,000 and expect to recognize a gain on sale of approximately $14,400,000. With the completion of this transaction we have divested all of our non-core multifamily assets.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2017 Annual Report on Form 10-K. Unless otherwise indicated, information is presented as of June 30, 2018, and references to acreage and lots sold includes all acres owned by ventures regardless of our ownership interest in a venture.
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

Our Operations

We are a residential and mixed-use real estate development company. On October 5, 2017, we became a majority-owned subsidiary of D.R. Horton. In our community development business we own directly or through ventures residential and mixed-use projects located in 20 markets and 11 states. In addition, we own interests in other assets that have been identified as non-core that we are divesting opportunistically over time.
For the past two years we have focused on reducing costs across our entire organization, selling non-core assets, reducing our outstanding debt and reviewing our portfolio of assets and capital allocation to maximize shareholder value. The Merger provides us an opportunity to grow our community development business by establishing a strategic relationship to supply finished residential lots to D.R. Horton at market terms under the Master Supply Agreement. Under the terms of the Master Supply Agreement with D.R. Horton, both companies are proactively identifying land development opportunities to expand our portfolio of assets. As of June 30, 2018, we have acquired 30 new projects since the Merger for $260,516,000, representing nearly 12,000 residential lots, of which approximately 4,400 are under contract to sell to D.R. Horton as of June 30, 2018. Additionally, D.R. Horton has the right of first offer on nearly 6,700 of these residential lots based on executed purchase and sale agreements as of June 30, 2018.

2018 Strategic Initiatives
Our 2018 strategic initiatives include making significant investments in land acquisition and development to expand our community development business into a geographically diversified national platform and finalizing non-core asset sales. On February 8, 2018, we entered into and closed on a Purchase and Sale Agreement with Starwood to sell 24 legacy projects for $232,000,000. This strategic asset sale included projects owned both directly and indirectly through ventures and consisted of approximately 750 developed and under development residential lots, over 4,000 future undeveloped residential lots (including all real estate associated with the Cibolo Canyons mixed-use development), 730 unentitled acres in California, an interest in one multifamily operating property and a multifamily development site. The agreement contains representations, warranties and indemnities customary for a real estate industry asset sale and includes certain adjustment provisions to the purchase price. The total net proceeds after certain purchase price adjustments, closing costs and other costs associated with selling these projects was $217,506,000, and a gain on the sale of these assets of $716,000 is included in our consolidated statement of operations for the six months ended June 30, 2018. This sale helps to further streamline our business and provide additional capital for future growth. We plan to invest the capital principally in new land development projects with goals of improving returns and enhancing value for our shareholders.

Discontinued Operations

We divested substantially all of our oil and gas working interest properties in 2016, and as a result we have reported the results of operations as discontinued operations for the three and six months ended June 30, 2017. There was no significant activity related to these operations during the three and six months ended June 30, 2018.

Business Segments
During the three months ended March 31, 2018, we began managing our operations through two business segments, real estate and other. Historically, we managed our operations through our real estate segment, mineral resources segment (previously referred to as oil and gas) and other segment (previously referred to as other natural resources).
Our real estate segment is our core business and primarily acquires land, secures remaining entitlements and develops infrastructure on our lands for single-family residential and mixed-use communities. Our other segment consists of non-core water interests in 1.5 million acres, including a 45% nonparticipating royalty interest in groundwater produced or withdrawn for commercial purposes or sold from 1.4 million acres in Texas, Louisiana, Georgia and Alabama that are classified as assets held for sale at June 30, 2018 and December 31, 2017, and 20,000 acres of groundwater leases in central Texas.
We sold all of our remaining owned mineral assets in 2017. We have reclassified the results of operations from our mineral resources segment for the three and six months ended June 30, 2017 to our other segment. There was no significant activity for these operations in the three and six months ended June 30, 2018.
We evaluate performance based on segment earnings (loss) before unallocated items and income taxes. Segment earnings (loss) consist of operating income, equity in earnings (loss) of unconsolidated ventures, gain on sales of assets, interest income and net (income) loss attributable to noncontrolling interests. Items not allocated to our business segments consist of general and administrative expense, share-based and long-term incentive compensation, gain on sale of timberland assets, interest expense, and other corporate interest and other income. Our revenues are derived from our U.S. operations and all of our assets are located in the U.S.
Our operations are affected to varying degrees by supply and demand factors and economic conditions including changes in interest rates, availability of mortgage credit, consumer and homebuilder sentiment, new housing starts, real estate values, employment levels, and the overall strength or weakness of the U.S. economy.

Results of Operations
A summary of our consolidated results by business segment follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Revenues:
Real estate	$23,565	$27,992	$46,140	$48,744
Other	—	23	24	1,576
Total revenues	$23,565	$28,015	$46,164	$50,320
Segment earnings (loss):
Real estate	$13,254	$11,545	$22,957	$22,018
Other	(140)	(652)	(693)	36,777
Total segment earnings	13,114	10,893	22,264	58,795
Items not allocated to segments:
General and administrative expense	(3,389)	(27,549)	(7,042)	(31,577)
Share-based and long-term incentive compensation expense	(177)	(1,448)	(313)	(2,343)
Gain on sale of timberland assets	—	28,049	—	28,049
Interest expense	(1,605)	(2,166)	(3,741)	(4,401)
Interest and other income	1,627	341	3,002	595
Income from continuing operations before taxes attributable to Forestar Group Inc.	9,570	8,120	14,170	49,118
Income tax expense	(149)	(11,928)	(215)	(28,139)
Net income (loss) from continuing operations attributable to Forestar Group Inc.	$9,421	$(3,808)	$13,955	$20,979

Real Estate
We own directly or through ventures residential and mixed-use projects located in 20 markets and 11 states. Our real estate segment primarily acquires land, secures remaining entitlements and develops infrastructure on our lands, primarily for single-family residential and mixed-use communities. Our real estate segment revenues are principally derived from the sales of residential single-family lots and tracts and commercial real estate. At June 30, 2018, we owned or controlled through option purchase contracts approximately 19,100 residential lots, of which over 4,400 are under contract to sell to D.R. Horton. Additionally, D.R. Horton has the right of first offer on nearly 6,700 of these residential lots based on executed purchase and sale agreements. At June 30, 2018, we also have nearly 360 lots under contract to sell to other builders.
A summary of our real estate results follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Revenues	$23,565	$27,992	$46,140	$48,744
Cost of real estate	(9,950)	(16,918)	(25,525)	(28,814)
Operating expenses	(2,814)	(3,959)	(4,617)	(7,838)
	10,801	7,115	15,998	12,092
Interest income	1,000	281	1,277	703
Gain on sale of assets	1,318	1,450	4,064	1,450
Equity in earnings of unconsolidated ventures	1,000	2,747	2,529	7,861
Less: Net income attributable to noncontrolling interests	(865)	(48)	(911)	(88)
Segment earnings	$13,254	$11,545	$22,957	$22,018

Revenues in our owned and consolidated ventures consist of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Residential real estate	$23,253	$24,738	$43,601	$44,786
Commercial real estate	—	2,820	2,000	3,267
Commercial and income producing properties	—	91	—	91
Other	312	343	539	600
	$23,565	$27,992	$46,140	$48,744
Units sold consist of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Owned and consolidated ventures:
Residential lots sold	297	252	601	442
Revenue per lot sold	$77,864	$89,499	$72,235	$89,220
Commercial acres sold	—	16	25	20
Revenue per acre sold	$—	$170,366	$80,678	$161,536
Ventures accounted for using the equity method:
Residential lots sold	8	59	29	166
Revenue per lot sold	$78,940	$66,954	$72,614	$70,207
Commercial acres sold	—	42	—	88
Revenue per commercial acre sold	$—	$318,725	$—	$263,674
Residential real estate revenues principally consist of the sale of residential single-family lots to local, regional and national homebuilders. Owned and consolidated venture residential lot sales volume increased to 297 residential lots sold in the three months ended June 30, 2018, compared to 252 residential lots sold in the three months ended June 30, 2017, principally as a result of lot sales to D.R. Horton. The average price per residential lot decreased 13% due to mix of product sold. During the three months ended June 30, 2018, we sold 141 residential lots to D.R. Horton for $6,858,000 generating segment earnings of $1,989,000. As a result of our continuing involvement in the development of 56 lots sold to D.R. Horton during the period we deferred $3,233,000 of revenue and $400,000 of profit which will be recognized on a percentage of completion basis. In the three months ended June 30, 2018, residential real estate revenues also included the sale of approximately 79 residential tract acres from an owned project to D.R. Horton for $1,990,000, generating segment earnings of $1,222,000 compared to approximately 52 acres sold to third parties for $1,750,000, generating segment earnings of $937,000 in the three months ended June 30, 2017.
In the six months ended June 30, 2018, owned and consolidated venture residential lot sales volume increased to 601 residential lots sold compared to 442 residential lots sold in the six months ended June 30, 2017, principally as a result of lot sales to D.R. Horton. The average price per residential lot decreased 19% due to mix of product sold. During the six months ended June 30, 2018, we sold 324 residential lots to D.R. Horton for $15,357,000 generating segment earnings of $3,811,000. In the six months ended June 30, 2018, residential real estate revenues included the sale of approximately 79 residential tract acres to D.R. Horton for $1,990,000, generating segment earnings of $1,222,000 compared to approximately 148 acres sold to third parties for $5,750,000 generating segment earnings of $3,128,000 in the six months ended June 30, 2017.
Commercial real estate revenues principally consist of the sale of tracts to commercial developers that specialize in the construction and operation of income producing properties such as apartments, retail centers, or office buildings. In the three months ended June 30, 2018 we had no commercial real estate sales compared to the sale of approximately 16 commercial acres for $2,820,000 generating segment earnings of $1,487,000 in the three months ended June 30, 2017. Commercial real estate revenues in the six months ended June 30, 2018 relate to the sale of the remaining 25 acres from an owned project for $2,000,000, generating $210,000 in segment earnings, compared with sales in the six months ended June 30, 2017 of approximately 20 acres for $3,266,000, which generated segment earnings of $1,887,000.
Cost of sales in the three months ended June 30, 2018 decreased as compared to the prior year period primarily due to the mix of product sold.
Operating expenses consist of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Employee compensation and benefits	$1,010	$1,241	$1,728	$2,569
Property taxes	945	1,353	1,329	2,244
Professional services	239	453	462	1,283
Depreciation and amortization	28	32	55	67
Other	592	880	1,043	1,675
	$2,814	$3,959	$4,617	$7,838
The decrease in employee compensation and benefits expense in the three and six months ended June 30, 2018 compared to the prior year periods is principally related to cost reductions resulting from our key initiatives to reduce costs across our entire organization. However, in 2018 we are hiring additional staff to support our 2018 strategic initiatives. The decrease in property taxes and professional services is primarily due to the sale of non-core assets, including the sale to Starwood in the three months ended March 31, 2018.

Interest income principally represents interest received on reimbursements from utility and improvement districts.
Gain on sale of assets in the three months ended June 30, 2018 and June 30, 2017 primarily consists of gains associated with the reduction of a surety bond in connection with the Cibolo Canyons Special Improvement District (CCSID). As our obligation expires over time, deferred gains will be recognized. Gain on sale of assets in the six months ended June 30, 2018 also includes a gain of $2,030,000 related to the sale of our interest in a venture in Atlanta and a gain of $716,000 related to our strategic sale of assets to Starwood.
The decrease in equity in earnings from our unconsolidated ventures in the three and six months ended June 30, 2018 compared to the prior year periods is primarily due to the sale of nine of our venture interests in the three months ended March 31, 2018.
We underwrite real estate development projects based on a variety of assumptions incorporated into our development plans, including the timing and pricing of sales and costs to complete development. Our development plans are periodically reviewed in comparison to our return projections and expectations, and we may revise our plans as business conditions warrant. If as a result of changes to our development plans the anticipated future net cash flows are reduced such that our basis in a project is not fully recoverable, we may be required to recognize a non-cash impairment charge.
Other
Our other segment consists of non-core water interests in 1.5 million acres, including a 45% nonparticipating royalty interest in groundwater produced or withdrawn for commercial purposes or sold from 1.4 million acres in Texas, Louisiana, Georgia and Alabama that are classified as assets held for sale at June 30, 2018 and December 31, 2017, and 20,000 acres of groundwater leases in central Texas.
We sold all of our remaining owned mineral assets in 2017. We have reclassified the results of operations from our mineral resources segment for the three and six months ended June 30, 2017 to our other segment. There was no significant activity for these operations in the current period.

A summary of our other results follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Revenues	$—	$23	$24	$1,576
Cost of other	(34)	(108)	(570)	(38,724)
Operating expenses	(106)	(574)	(147)	(1,545)
	(140)	(659)	(693)	(38,693)
Gain on sale of assets	—	7	—	74,222
Equity in earnings of unconsolidated ventures	—	—	—	1,248
Segment earnings (loss)	$(140)	$(652)	$(693)	$36,777
In the six months ended June 30, 2017, cost of other includes a non-cash impairment charge of $37,900,000 associated with goodwill related to our owned mineral assets. In the three months ended March 31, 2017, we sold all of our remaining owned mineral assets for approximately $85,700,000 which resulted in the recognition of a gain on the sale of these assets of $74,222,000 which is reflected within other segment earnings in the six months ended June 30, 2017.

Items Not Allocated to Segments
Unallocated items represent income and expenses managed on a company-wide basis and include general and administrative expense, share-based and long-term incentive compensation, gain on sale of timberland assets, interest expense, and other corporate interest and other income. General and administrative expenses principally consist of costs and expenses related to accounting and finance, tax, legal, human resources, internal audit, information technology, executive officers and our board of directors. These functions support all of our business segments.
General and administrative expense
General and administrative expenses consist of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Employee compensation and benefits	$1,592	$2,230	$3,338	$4,263
Professional and consulting services	1,070	4,377	2,052	5,355
Facility costs	65	223	266	435
Depreciation and amortization	8	84	32	171
Insurance costs	147	165	279	327
Other	507	20,470	1,075	21,026
	$3,389	$27,549	$7,042	$31,577

The decrease in general and administrative expense in the three and six months ended June 30, 2018 compared to the prior year periods is primarily due to a $20,000,000 termination fee which was incurred and paid in the three months ended June 30, 2017 related to terminating a merger agreement and entering into the D.R. Horton merger agreement and $4,070,000 in professional fees and other costs associated with these transactions. The decrease in employee compensation and benefits expense in the three and six months ended June 30, 2018 compared to the prior year periods is primarily due to the reduction in personnel resulting from our key initiative to reduce costs across our entire organization.
Share-based compensation and long-term incentive compensation expense
The decrease in share-based compensation and long-term incentive compensation expense in the three and six months ended June 30, 2018 compared to the prior year periods is principally due to the acceleration and settlement of awards upon closing of the Merger in 2017, which resulted in fewer awards outstanding during the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017.
Gain on sale of timberland assets
In the three months ended June 30, 2017, we sold approximately 19,000 acres of timberland and undeveloped land in Georgia and Texas for $46,197,000 in three transactions generating combined net proceeds of $44,771,000 and resulting in a gain on sale of assets of $28,049,000. We had no such transactions in the three and six months ended June 30, 2018.
Interest expense
Interest expense consists principally of the interest and amortization of debt discount on our 3.75% Convertible Senior Notes due 2020.
Interest and other income
The increase in interest and other income in the three and six months ended June 30, 2018 compared to the prior year periods is principally due to our higher cash balances and the interest earned on those deposits during the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017.
Income Taxes
Our effective tax rate from continuing operations was 1% in both the three and six months ended June 30, 2018. The tax rate for both periods includes the impact of the Tax Cuts and Jobs Act ("Tax Act") and a tax benefit from the release of a portion of our valuation allowance as the result of the realization of certain deferred tax assets. Our effective tax rate from continuing operations was 146% and 57% in the three and six months ended June 30, 2017. The tax rate for the three months ended June 30, 2017 included tax expense from an increase in our valuation allowance for transaction costs associated with the Merger. The tax rate for the six months ended June 30, 2017 included a tax benefit from the release of a portion of our valuation allowance as the result of the realization of certain deferred tax assets and a tax expense associated with a non-cash impairment related to goodwill associated with our owned mineral assets which were sold in the six months ended June 30, 2017. Our effective tax rate for all periods includes the effect of state income taxes, nondeductible items and benefits from noncontrolling interests.
At June 30, 2018 and December 31, 2017, our deferred tax assets, net of deferred tax liabilities, were $37,191,000 and $41,606,000, offset by a valuation allowance of $35,880,000 and $39,578,000 for the portion of the deferred tax assets that we have determined is more likely than not to be unrealizable.
In determining our valuation allowance, we assessed available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax asset. A significant piece of objective evidence evaluated was the cumulative loss incurred over the three-year period ended June 30, 2018, principally driven by impairments of oil and gas and real estate properties in prior years. Such evidence limits our ability to consider other subjective evidence, such as our projected future taxable income.
The amount of deferred tax asset considered realizable could be adjusted if negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence, such as our projected future taxable income.
The Tax Act, which was enacted on December 22, 2017, reduced the federal corporate tax rate from 35% to 21% for all corporations effective January 1, 2018. ASC 740 requires companies to reflect the effects of a tax law change in the period in which the law is enacted. Accordingly, we remeasured our deferred tax assets and liabilities along with the corresponding valuation allowance as of the 2017 enactment date. This remeasurement resulted in no additional tax expense or benefit except for the release of a portion of the valuation allowance for AMT Credits which became refundable as a result of the tax law change. The initial remeasurement was our best estimate based on the information available at the time and may change as additional information, such as regulatory guidance, becomes available. Any required adjustment will be reflected as a discrete expense or benefit in the quarter that it is identified, as allowed by SEC Staff Accounting Bulletin No. 118. For the three and six months ended June 30, 2018, no adjustments to the remeasurement of our deferred tax accounts were recognized.
On October 5, 2017, D.R. Horton acquired 75% of our common stock resulting in an ownership change under Section 382. Section 382 limits our ability to use certain tax attributes and built-in losses and deductions in a given year. Any tax attributes or built-in losses and deductions that were limited in 2017 or are limited in 2018 are expected to be fully utilized in future years.
Our unrecognized tax benefits totaled $441,000 at June 30, 2018, all of which would affect our effective tax rate, if recognized.

Liquidity and Capital Resources
Liquidity
We have significantly reduced our outstanding debt in recent years and have also generated significant available cash for reinvestment in our community development business as a result of selling non-core assets over the past two years. We believe that the Merger provides us with an opportunity to substantially grow our business in the future by establishing a strategic relationship to supply finished residential lots to D.R. Horton at market terms under the Master Supply Agreement that we entered into with D.R. Horton in connection with the Merger. We plan to fund our growth initially with available cash on our balance sheet, and we are also evaluating our longer-term capital structure, projected future liquidity and working capital requirements. We are currently pursuing a new revolving credit facility and plan to file a shelf registration statement with the SEC to register debt and equity securities which may be issued from time to time in amounts to be determined. As market conditions permit, we may issue new debt or equity securities through the public capital markets or obtain additional bank financing to provide capital for future growth and additional liquidity.

On February 8, 2018, we entered into and closed on a Purchase and Sale Agreement with Starwood to sell 24 legacy projects for $232,000,000 which generated $217,506,000 in net proceeds to us after certain purchase price adjustments, closing costs and other costs associated with selling these projects. At June 30, 2018, we had cash and cash equivalents of $367,756,000, which is expected to be sufficient to fund our growth objectives and working capital needs in the near-term. Our liquidity and ability to achieve longer-term growth objectives will depend on our ability to generate cash from operations and to obtain sufficient financing to support our growth initiatives.
Secured Letter of Credit Agreement
On October 5, 2017, we entered into a Letter of Credit Facility Agreement with lenders providing for a $30,000,000 secured standby letter of credit facility. The LC Facility is secured by $30,000,000 in cash deposited with the administrative agent. In addition, we have $10,000,000 on deposit with a participating lender related to the LC Facility. These deposits are classified as restricted cash on our consolidated balance sheets. At June 30, 2018, $21,474,000 was outstanding under the LC Facility.
Public Unsecured Debt
On October 5, 2017, we had $120,000,000 aggregate principal amount of 3.75% convertible senior notes due 2020. The completion of the Merger constituted a fundamental change in the indenture governing the Convertible Notes and, as a result, we offered to purchase all or any part of every holder’s Convertible Notes for a price in cash equal to 100% of the aggregate principal amount of the Convertible Notes, plus accrued and unpaid interest, if any, to the date of repurchase. As a result, we purchased $1,077,000 of the aggregate principal amount of the Convertible Notes in November 2017. Also, prior to the Merger, upon conversion of the Convertible Notes each holder was entitled to receive 40.8351 shares of former Forestar common stock per $1,000 principal amount of notes surrendered for conversion. In connection with the Merger, the conversion ratio was adjusted in accordance with the indenture governing the Convertible Notes such that each holder is now entitled to receive $579.77062 in cash and 8.17192 shares of new Forestar common stock per $1,000 principal amount of notes surrendered for conversion. At June 30, 2018, the principal amount of the Convertible Notes was $118,923,000 and the unamortized debt discount was $7,588,000. The effective interest rate on the liability component was 8% and the carrying amount of the equity component was $16,847,000. We intend to settle the principal amount of the Convertible Notes in cash upon conversion, with any excess conversion value to be settled in shares of our common stock.
Contractual Obligations and Off-Balance Sheet Arrangements
In 2014, FMF Littleton LLC, an equity method venture in which we own a 25% interest, obtained a senior secured construction loan in the amount of $46,384,000 to develop a 385-unit multifamily project located in Littleton, Colorado. The outstanding balance was $45,638,000 at June 30, 2018. We provided the lender with a guaranty of completion of the improvements; a guaranty for repayment of 25% of the principal balance and unpaid accrued interest; and a standard nonrecourse carve-out guaranty. At September 30, 2017, the principal guaranty was reduced from 25% to 10% of principal due to achievement of certain conditions. On July 30, 2018, we sold our interest in this venture. As a result of this sale, we no longer guaranty any portion of the outstanding debt of the venture.
In support of our community development business, we have a surety bond program that provides financial assurance to beneficiaries related to execution and performance of our land development business. At June 30, 2018, there was $50,866,000 outstanding under this program.

Sources and Uses of Cash
The consolidated statement of cash flows for the six months ended June 30, 2017 reflects cash flows from both continuing and discontinued operations. The consolidated statement of cash flows for the six months ended June 30, 2018 reflects only cash flows from continuing operations as there were no significant discontinued operations for the six months ended June 30, 2018. We operate in cyclical industries and our cash flows fluctuate accordingly. Our principal sources of cash are proceeds from the sale of real estate, borrowings and reimbursements from utility and improvement districts and our principal cash requirements are for the acquisition and development of real estate. Operating cash flows are affected by the timing of the payment of land acquisition costs and development expenditures and the collection of proceeds from the eventual sale of the real estate, the timing of which can vary substantially depending on many factors including the size of the project, state and local permitting requirements and availability of utilities. Working capital varies based on a variety of factors, including the timing of sales of real estate, reimbursement from utility and improvement districts and the payment of payables and expenses.
Cash Flows from Operating Activities
Cash flows from our real estate acquisition and development activities and reimbursements from utility and improvement districts are classified as operating cash flows.
In the six months ended June 30, 2018, net cash used for operating activities was $182,211,000 compared to $11,357,000 in net cash used for operating activities in the six months ended June 30, 2017. The increase in cash used for operating activities year over year was principally due to land acquisition and development expenditures of $260,822,000 in 2018 compared to $25,623,000 in 2017 as a result of our 2018 strategic initiatives.
Cash Flows from Investing Activities
Capital contributions to and capital distributions from unconsolidated ventures, business acquisitions, proceeds from the strategic sale of assets, and the sale of property and equipment are classified as investing activities.
In the six months ended June 30, 2018, net cash provided by investing activities was $228,975,000 principally as a result of the strategic sale of assets to Starwood which generated $217,506,000 in net proceeds and $11,049,000 in net proceeds as a result of selling our interest in a venture in Atlanta. In the six months ended June 30, 2017, net cash provided by investing activities was $126,859,000 principally as a result of sales proceeds of $130,011,000 from the execution of our key initiative to opportunistically sell non-core assets, which includes $85,240,000 from the sale of our owned mineral assets and working interest assets and $44,771,000 from the sale of our remaining timberland and undeveloped land in Georgia and Texas.
Cash Flows from Financing Activities
In the six months ended June 30, 2018, net cash used for financing activities was $791,000 principally due to distributions to noncontrolling interests and a decrease in debt from a consolidated venture project. Net cash provided by financing activities in the prior year period was $90,000.

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

Item 6. Exhibits

Exhibit	Description

3.1*	Second Amendment to the Second Amended and Restated Bylaws of Forestar Group Inc.
10.1†	Forestar Group Inc. 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 9, 2018).
10.2†
Form of Restricted Stock Unit Agreement (Employees) pursuant to Forestar Group Inc.’s 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 9, 2018).

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
101.1
The following materials from Forestar’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORESTAR GROUP INC.

Date: August 8, 2018	By:	/s/ Charles D. Jehl
Charles D. Jehl
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)