Form 10-KT
period 2018-09-30
Forestar Group Inc.
filed 2018-11-16
CIK 1406587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KT

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From January 1, 2018 to September 30, 2018

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KT or any amendment to this Form 10-KT.     ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing sales price of the Common Stock on the New York Stock Exchange on June 30, 2018, was approximately $217 million. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant (as indicated in Item 12) are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 10% beneficial owners are, in fact, affiliates of the registrant.
As of November 9, 2018, there were 41,950,109 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Selected portions of the Company’s definitive proxy statement for the 2019 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-KT.

FORESTAR GROUP INC.
2018 TRANSITION REPORT ON FORM 10-KT

PART I

Item 1.	Business

Overview

Forestar Group Inc. is a publicly traded residential lot development company listed on the New York Stock Exchange under the ticker symbol "FOR". At September 30, 2018, we had operations in 24 markets in 14 states. On October 5, 2017, we became a majority-owned subsidiary of D.R. Horton, Inc. ("D.R. Horton") by virtue of a merger with a wholly-owned subsidiary of D.R. Horton (the "Merger"). Immediately following the Merger, D.R. Horton owned 75% of our outstanding common stock. In connection with the Merger, we entered into certain agreements with D.R. Horton including a Stockholder’s Agreement, a Master Supply Agreement, and a Shared Services Agreement. The Merger provides us an opportunity to grow our lot development business by establishing a strategic relationship to supply finished lots to D.R. Horton at market terms under the Master Supply Agreement. Under the terms of the Master Supply Agreement with D.R. Horton, both companies are identifying land development opportunities to expand our portfolio of assets. At September 30, 2018, we owned or controlled through option purchase contracts approximately 20,100 residential lots. Over 5,500 of these residential lots are under contract to sell to D.R. Horton. Additionally, D.R. Horton has the right of first offer on nearly 8,100 of these residential lots based on executed purchase and sale agreements. At September 30, 2018, lots owned included approximately 1,600 that are developed. Our strategy is focused on making significant investments in land acquisition and development to expand our residential lot development business into a well capitalized, geographically diverse national platform focused on production and returns to enhance value for our shareholders.

Unless the context otherwise requires, references to “we,” “us,” “our” and “Forestar” mean Forestar Group Inc. and its consolidated subsidiaries. Unless otherwise indicated, information is presented as of September 30, 2018, and references to acreage owned include approximate acres owned by us and ventures regardless of our ownership interest in a venture.

Change in Fiscal Year

Following the Merger, we changed our fiscal year-end from December 31 to September 30, effective January 1, 2018. This change aligns our fiscal year-end reporting calendar with D.R. Horton. Our results of operations, cash flows, and all transactions impacting shareholders equity presented in this Form 10-KT are for the nine months ended September 30, 2018 and our fiscal years 2017 and 2016 are for the twelve months ended December 31, 2017 and December 31, 2016 unless otherwise noted. This Form 10-KT also includes an unaudited statement of operations for the comparable stub period of January 1, 2017 to September 30, 2017 (See Note 19 — Transition Period Comparative Data).

Strategic Asset Sale

On February 8, 2018, we entered into and closed on a Purchase and Sale Agreement with Starwood Land, L.P. (“Starwood”) to sell 24 legacy projects for $232,000,000 which generated $217,506,000 in net proceeds. This strategic asset sale included projects owned both directly and indirectly through ventures and consisted of approximately 750 developed and under development lots, over 4,000 future undeveloped lots, 730 unentitled acres in California, an interest in one multifamily operating property and a multifamily development site. This sale helped to further streamline our business and provided additional capital for growth.

Business Segments

Historically, we managed our operations through our real estate segment, mineral resources segment (previously referred to as oil and gas) and other segment (previously referred to as other natural resources). We divested substantially all of our oil and gas working interest properties in 2016 and sold all of our remaining owned mineral assets and related entities in 2017. As a result, our mineral resources segment has no operating results for the nine months ended September 30, 2018. At the beginning of fiscal year 2018, we began managing our operations through two business segments, real estate and other.

Our results of operations, including information regarding our business segments, are discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Item 8, Financial Statements and Supplementary Data.

Real Estate

Our real estate segment provided substantially all of our consolidated revenues for the nine months ended September 30, 2018. Our real estate segment primarily acquires land, secures remaining entitlements and develops infrastructure for single-family residential communities. We invest in projects across the United States that possess key demographic and growth characteristics that we believe make them attractive real estate investments. We are focused on maximizing returns on our real estate investments by limiting the duration of our development projects and focusing on projects with higher expected absorptions. We target lot sales to local, regional and national homebuilders who we believe build quality products and have strong and effective marketing and sales programs. We own directly or through ventures residential real estate projects located in 24 markets in 14 states. Our real estate segment generates its revenues principally from sales of residential single-family finished lots that we have developed. Our real estate segment also makes short term investments in finished lots and undeveloped land with the intent to sell these assets within a short time period, primarily to D.R. Horton, utilizing available short term capital prior to its deployment into longer term lot development projects.

Other

Our other segment had no significant revenues during the nine months ended September 30, 2018. At September 30, 2018 our other segment primarily consisted of water interests in central Texas.

Products

The substantial majority of our real estate projects are single-family residential communities. We develop lots for single-family homes on sites we typically purchase in the open market and sell residential lots primarily to local, regional and national homebuilders. At September 30, 2018, we owned or controlled through option purchase contracts approximately 20,100 residential lots, of which over 5,500 are under contract to sell to D.R. Horton. Additionally, D.R. Horton has the right of first offer on nearly 8,100 of these residential lots based on executed purchase and sale agreements. At September 30, 2018, lots owned included approximately 1,600 that are developed. During the nine months ended September 30, 2018, we sold 642 residential lots to D.R. Horton for $37,149,000 generating segment earnings of $7,674,000 and we sold 79 residential tract acres to D.R. Horton for $1,990,000 generating segment earnings of $1,222,000 (See Note 17 to the Consolidated Financial Statements).

Competition

We face significant competition for the acquisition, entitlement, development and sale of real estate in our markets. Our major competitors include landowners who market and sell undeveloped land and numerous national, regional and local developers, including homebuilders. In addition, our projects compete with other development projects offering similar amenities, products and/or locations. Competition also exists for investment opportunities, financing, available land, raw materials and labor. Some of our real estate competitors are well established and financially strong, may have greater financial, marketing and other resources than we do, or may be larger than us and/or have lower cost of capital and operating costs than we have and expect to have. The presence of competition may increase the bargaining power of property owners seeking to sell. These competitive market pressures can sometimes make it difficult to acquire, entitle, develop or sell land at prices that meet our return criteria.

The land acquisition and development business is highly fragmented, and we are unaware of any meaningful concentration of national market share by any one competitor. Enterprises of varying sizes, from individuals or small companies to large corporations, actively engage in the real estate development business. Many competitors are local, privately-owned companies. We have a few regional and national land developer competitors in addition to national homebuilders that may develop lots on which they construct and sell homes. During periods when access to capital is restricted, participants in a weaker financial condition tend to be less active.

Discontinued Operations
We have divested all of our oil and gas working interest properties. As a result of this significant change in operations, we have reported the results of operations as discontinued operations for the fiscal years ended December 31, 2017 and 2016. There was no activity related to discontinued operations during the nine months ended September 30, 2018.

Employees

At September 30, 2018, we had 41 employees. None of our employees participate in collective bargaining arrangements. We believe we have a good relationship with our employees.

Governmental Regulation and Environmental Matters

Our operations are subject to extensive and complex regulations. We and the subcontractors we use must comply with many federal, state and local laws and regulations. These include zoning, density and development requirements and building, environmental, advertising, labor and real estate sales rules and regulations. These regulations and requirements affect substantially all aspects of our land development and sales processes in varying degrees across our markets. Our properties are subject to inspection by local authorities where required and may be subject to various assessments for schools, parks, streets, utilities and other public improvements.

Available Information

Forestar Group Inc. is a Delaware corporation. Our principal executive offices are located at 10700 Pecan Park Blvd., Suite 150, Austin, Texas 78750. Our telephone number is (512) 433-5200.

From our Internet website, https://www.forestar.com, you may obtain additional information about us including:

•	our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other documents as soon as reasonably practicable after we file them with the SEC;

•	copies of certain agreements with D.R. Horton including a Stockholder’s Agreement, a Master Supply Agreement, and a Shared Services Agreement;

•	beneficial ownership reports filed by officers, directors, and principal security holders under Section 16(a) of the Securities Exchange Act of 1934, as amended (or the “Exchange Act”); and

•	corporate governance information that includes our:

•	corporate governance guidelines,

•	audit committee charter,

•	compensation committee charter,

•	nominating and governance committee charter,

•	standards of business conduct and ethics,

•	code of ethics for senior financial officers, and

•	information on how to communicate directly with our Board of Directors.

We will also provide printed copies of any of these documents to any stockholder free of charge upon request. The SEC also maintains an Internet website (http://www.sec.gov) that contains reports, proxy and information statements, and other information that is filed electronically with the SEC.

Executive Officers

The names, ages and titles of our executive officers are:

Name	Age	Position
Donald J. Tomnitz	70	Executive Chairman of the Board
Daniel C. Bartok	62	Chief Executive Officer
Charles D. Jehl	50	Chief Financial Officer and Treasurer

Donald J. Tomnitz has served as our Executive Chairman of the Board since October 2017 and was appointed in connection with the Merger with D.R. Horton. Prior to joining Forestar, Mr. Tomnitz served as a consultant to D.R. Horton from October 2014 to September 2017. From November 1998 to September 2014, Mr. Tomnitz was the Vice Chairman and Chief Executive Officer of D.R. Horton, after having served as its President, an Executive Vice President and as President of D.R. Horton's Homebuilding Division. Before joining D.R. Horton, Mr. Tomnitz was a Captain in the U.S. Army, a Vice President of RepublicBank of Dallas, N.A., and a Vice President of Crow Development Company, a Trammell Crow Company. Mr. Tomnitz holds a Bachelor of Arts Degree in Economics from Westminster College and a Masters of Business Administration in Finance from Western Illinois University.

Daniel C. Bartok has served as our Chief Executive Officer since December 2017. Prior to joining Forestar, he served as Executive Vice President of Wells Fargo Bank as head of its Owned Real Estate Group from 2008 to 2017. Prior to joining Wells Fargo, he was President of Clarion Realty, Inc., a real estate development company operating across multiple states, with an emphasis on residential land development and homebuilding. Mr. Bartok holds a Bachelor of Sciences degree in Accountancy from the University of Illinois and began his career at PricewaterhouseCoopers LLP.

Charles D. Jehl has served as our Chief Financial Officer and Treasurer since September 2015. He previously served as our Executive Vice President - Oil and Gas from February 2015 to September 2015, as Executive Vice President - Oil and Gas Business Administration from June 2013 to February 2015, and as Chief Accounting Officer from 2006 to June 2013. Mr. Jehl served as Chief Operations Officer and Chief Financial Officer of Guaranty Insurance Services, Inc. from 2005 to 2006, and as Senior Vice President and Controller from 2000 to 2005. From 1989 to 1999, Mr. Jehl held various financial management positions within Temple-Inland, Inc.’s financial services segment. Mr. Jehl holds a Bachelor of Arts degree in Accounting from Concordia Lutheran College and is also a Certified Public Accountant.

Item 1A.	Risk Factors.

Risks Related to our Concentrated Ownership

So long as D.R. Horton controls us, our other stockholders will have limited ability to influence matters requiring stockholder approval, and D.R. Horton's interest may conflict with the interests of other current or potential stockholders.

D.R. Horton beneficially owns approximately 75% of our common stock. As a result, until such time as D.R. Horton and its controlled affiliates hold shares representing less than a majority of the votes entitled to be cast by our stockholders at a stockholder meeting, D.R. Horton generally has the ability to control the outcome of any matter submitted for the vote of our stockholders, except in certain circumstances set forth in our certificate of incorporation or bylaws. In addition, under the terms of our certificate of incorporation and the Stockholder's Agreement with D.R. Horton, so long as D.R. Horton or its affiliates own 35% or more of our voting securities, we may not take certain actions without D.R. Horton's approval, including certain actions with respect to equity issuances, indebtedness, acquisitions, fundamental changes in our business and executive hiring, termination and compensation.

For so long as D.R. Horton and its controlled affiliates hold shares of our common stock representing at least 20% of the votes entitled to be cast by our stockholders at a stockholder meeting, D.R. Horton is able to designate a certain number of the members of our Board. Currently, D.R. Horton has the right to designate four out of the five members of our Board. The directors elected by D.R. Horton have the authority to make decisions affecting our capital structure, including the issuance of additional capital stock or options, the incurrence of additional indebtedness, the implementation of stock repurchase programs and the declaration of dividends.

The interests of D.R. Horton may not coincide with the interests of our current or potential stockholders. D.R. Horton's ability, subject to the limitations in the Stockholder's Agreement and our certificate of incorporation and bylaws, to control matters submitted to our stockholders for approval limits the ability of other stockholders to influence corporate matters, which may cause us to take actions that our other stockholders do not view as beneficial to them. In such circumstances, the market price of our common stock could be adversely affected, and our ability to access the capital markets may also be adversely affected. In addition, the existence of a controlling stockholder may have the effect of making it more difficult for a third party to acquire us, or may discourage a third party from seeking to acquire us. A third party would be required to negotiate any such transaction with D.R. Horton, and the interests of D.R. Horton with respect to such transaction may be different from the interests of our other stockholders.

Subject to limitations in the Stockholder's Agreement and our certificate of incorporation that limit D.R. Horton's ability to take advantage of certain corporate opportunities that are presented directly to our officers or directors in their capacity as such, D.R. Horton is not restricted from competing with us or otherwise taking for itself or its other affiliates certain corporate opportunities that may be attractive to us.

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

So long as D.R. Horton and its controlled affiliates hold shares of our common stock representing at least 20% of the votes entitled to be cast by our stockholders at a stockholders' meeting, D.R. Horton is able to designate a certain number of the members of our Board. Our Nominating and Governance Committee has the right to designate the remaining number of individuals to the Board, and in any event not less than one. Currently, D.R. Horton has the right to designate four out of five members of our Board. Further, the interests of D.R. Horton and our other stockholders may diverge. Under these circumstances, persons who might otherwise accept an invitation to join our Board may decline.

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

Risks Related to our Operations

Reduced demand for new housing in the markets where we operate could adversely impact our profitability.

The residential development industry is cyclical and is significantly affected by changes in general and local economic conditions, such as employment levels, availability of financing for home buyers, interest rates, consumer confidence and housing demand. Adverse changes in these conditions generally, or in the markets where we operate, could decrease demand for lots for new homes in these areas and a decline in housing demand could negatively affect our real estate development activities, which could result in a decrease in our revenues and earnings.

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

Adverse changes in these general and local economic conditions or deterioration in the broader economy would cause a negative impact on our business and financial results and increase the risk for asset impairments and write-offs. Changes in these economic conditions may affect some of our regions or markets more than others. If adverse conditions affect our larger markets, they could have a proportionately greater impact on us than on some other real estate development companies.

The real estate development industry is highly competitive and a number of entities with which we compete are larger and have greater resources or are smaller and have lower cost structures, and competitive conditions may adversely affect our results of operations.

The real estate development industry in which we operate is highly competitive.

Competitive conditions in the real estate development industry may result in difficulties acquiring suitable land at acceptable prices, lower sales volumes and prices, increased development or construction costs and delays in construction. We compete with numerous regional and local developers for the acquisition of land suitable for development. We also compete with national, regional and local homebuilders who develop real estate for their own use in homebuilding operations, many of which are larger and have greater resources than we do or are smaller and have lower cost structures than we do. Any improvement in the cost structure or service of our competitors will increase the competition we face.

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

We may have continuing liabilities relating to assets that have been sold, which could adversely impact our results of operations.

In the course of selling assets we are typically required to make contractual representations and warranties and to provide contractual indemnities to the buyers. These contractual obligations typically survive the closing of the transactions for some period of time. If a buyer is successful in sustaining a claim against us we may incur additional expenses pertaining to an asset we no longer own, and we may also be obligated to defend and/or indemnify the buyer from certain third party claims. Such obligations could be material and they could adversely impact our results of operations.

D.R. Horton's ownership, provisions of Delaware law, our charter documents and the indentures governing our 3.75% convertible senior notes may impede or discourage a takeover, which could cause the market price of our common stock to decline.

D.R. Horton’s status as our controlling stockholder, and our related relationships with D.R. Horton, may discourage prospective third party buyers from attempting to acquire us. Additionally, we are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change in control would be beneficial to our existing stockholders. Our Board of Directors also has the power, without stockholder approval, to designate the terms of one or more series of preferred stock and issue shares of preferred stock. These and other impediments to third party acquisition or change of control could limit the price investors are willing to pay for shares of our common stock, which could in turn reduce the market price of our common stock. In addition, upon the occurrence of a fundamental change under the terms of the convertible senior notes, certain repurchase rights and early settlement rights would be triggered under the indentures governing our convertible senior notes. In such event, the increase of the conversion or early settlement rate, as applicable, in connection with certain make-whole fundamental change transactions under the terms of our convertible senior notes could discourage a potential acquirer.

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

We depend to a large extent on the services of certain key management personnel. These individuals have extensive experience and expertise in our business. The loss of any of these individuals could have a material adverse effect on our operations. We do not maintain key-person life insurance with respect to any of our employees. Our success may be dependent on our ability to continue to employ and retain skilled personnel.

Governmental regulations and environmental matters could increase the cost and limit the availability of property suitable for residential lot development, and could adversely affect our business or financial results.

We are subject to extensive and complex regulations that affect land acquisition, development and home construction, including zoning, density restrictions and building standards. These regulations often provide broad discretion to the administering governmental authorities as to the conditions we must meet prior to acquisition or development being approved, if approved at all. We are subject to determinations by these authorities as to the adequacy of water or sewage facilities, roads or other local services. New housing developments may also be subject to various assessments for schools, parks, streets and other public improvements. In addition, in many markets government authorities have implemented no growth or growth control initiatives. Any of these may limit, delay or increase the costs of acquisition of land for residential use and development or home construction.

We are also subject to a significant number and variety of local, state and federal laws and regulations concerning protection of health, safety, labor standards and the environment. The impact of environmental laws varies depending upon the prior uses of the building site or adjoining properties and may be greater in areas with less supply where undeveloped land or desirable alternatives are less available. These matters may result in delays, may cause us to incur substantial compliance, remediation, mitigation and other costs, and can prohibit or severely restrict land acquisition and development activity in environmentally sensitive regions or areas. Government agencies also routinely initiate audits, reviews or investigations of our business practices to ensure compliance with these laws and regulations, which can cause us to incur costs or create other disruptions in our business that can be significant.

We are also subject to an extensive number of laws and regulations because our common stock is publicly traded in the capital markets. These regulations govern our communications with our shareholders and the capital markets, our financial statement disclosures and our legal processes, and they also impact the work required to be performed by our independent registered public accounting firm and our legal counsel. Changes in these laws and regulations, including the subsequent implementation of rules by the administering government authorities, may require us to incur additional compliance costs, and such costs may be significant.

Our real estate development operations span several markets and as a result, our financial results may be significantly influenced by the local economies of those markets.

The local economic growth and strength of the markets in which our real estate development activity is located are important factors in sustaining demand for our real estate development activities. Any adverse impact to the economic growth and health, or infrastructure development, of a local economy in which we develop real estate could materially adversely affect our business, liquidity, financial condition and results of operations.

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

In addition, we enter into contracts to sell lots to homebuilders. A homebuilder could decide to delay purchases of lots in one or more of our developments due to adverse real estate conditions wholly unrelated to our areas of operations, such as the corporate decisions regarding allocation of limited capital or human resources. As a result, we may sell fewer lots and may have lower sales revenues, which could have an adverse effect on our business, liquidity, financial condition and results of operations.

Our strategic partners may have interests that differ from ours and may take actions that adversely affect us.

In the past, we have entered into strategic alliances or venture relationships as part of our overall strategy for particular developments or regions. While these partners may bring development experience, industry expertise, financing capabilities, local credibility or other competitive attributes, they may also have economic or business interests or goals that are inconsistent with ours or that are influenced by factors unrelated to our business. We may also be subject to adverse business consequences if the market reputation or financial condition of a partner deteriorates, or if a partner takes actions inconsistent with our interest.

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

Debt within our ventures (if any) may not be renewed or may be difficult or more expensive to replace.

Historically, our unconsolidated ventures have incurred debt, some of which has been recourse to us. Although as of September 30, 2018 our unconsolidated ventures had no debt, the ventures could incur debt in the future. When debt within our ventures matures, some of our ventures may be unable to renew existing loans or secure replacement financing, or replacement financing may be more expensive. If our ventures are unable to renew existing loans or secure replacement financing, we may be required to contribute additional equity or elect to loan or contribute funds to our ventures, which could increase our risk. If our ventures secure replacement financing that is more expensive, our profits may be reduced.

From time to time, we obtain performance bonds, the unavailability of which could adversely affect our results of operations and cash flows.

From time to time, we provide surety bonds to secure our performance or obligations under construction contracts, development agreements and other arrangements. At September 30, 2018, we had $67,023,000 of outstanding surety bonds. Our ability to obtain surety bonds primarily depends upon our credit rating, financial condition, past performance and other factors, including the capacity of the surety market and the underwriting practices of surety bond issuers. The ability to obtain surety bonds also can be impacted by the willingness of insurance companies to issue performance bonds for construction and development activities. If we are unable to obtain surety bonds when required, our results of operations and cash flows could be adversely affected.

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

Information technology failures and data security breaches could harm our business.

We use information technology and other computer resources to carry out important operational and marketing activities and to maintain our business records. These information technology systems are dependent upon global communications providers, web browsers, third-party software and data storage providers and other aspects of the Internet infrastructure that have experienced security breaches, cyber-attacks, significant systems failures and service outages in the past. A material breach in the security of our information technology systems or other data security controls could include the theft or release of customer, employee or company data. A data security breach, a significant and extended disruption in the functioning of our information technology systems or a breach of any of our data security controls could disrupt our business operations, damage our reputation and cause us to lose customers, adversely impact our sales and revenue and require us to incur significant expense to address and remediate or otherwise resolve these kinds of issues. The release of confidential information as a result of a security breach could also lead to litigation or other proceedings against us by affected individuals or business partners, or by regulators, and the outcome of such proceedings, which could include penalties or fines, could have a significant negative impact on our business. We may also be required to incur significant costs to protect against damages caused by information technology failures or security breaches in the future. We routinely utilize information technology security experts to assist us in our evaluations of the effectiveness of the security of our information technology systems, and we regularly enhance our security measures to protect our systems and data. However, because the techniques used to obtain unauthorized access, disable or degrade systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Consequently, we cannot provide assurances that a security breach, cyber-attack, data theft or other significant systems or security failures will not occur in the future, and such occurrences could have a material and adverse effect on our consolidated results of operations or financial position.

We plan to raise additional capital in the future, and such capital may not be available when needed or at all.

We have $118,923,000 principal amount of 3.75% Convertible Senior Notes due 2020 (the “Convertible Notes”). We intend to settle the principal amount of the Convertible Notes in cash upon conversion, with any excess conversion value to be settled in shares of our common stock. In August 2018, we entered into a $380,000,000 senior unsecured revolving credit facility with an uncommitted $190,000,000 accordion feature that could increase the size of the facility to $570,000,000, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to approximately 50% of the revolving credit commitment. The maturity date of the facility is August 16, 2021.

We have an effective shelf registration statement filed with the SEC in September 2018, registering $500,000,000 of equity securities. We plan to raise additional capital, in the form of additional debt or equity, in the future to have sufficient capital resources and liquidity to fund our business needs and future growth plans and repay existing indebtedness. Our ability to raise additional capital will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial condition, operating performance and growth prospects. Economic conditions may increase our cost of funding and limit access to certain customary sources of capital or make such capital only available on unfavorable terms. We may not be able to obtain capital on acceptable terms or at all. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of debt purchasers or counterparties participating in the capital markets or other disruption in capital markets, may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. Further, we may need to raise capital in the future when other real estate-related companies are also seeking to raise capital and would then have to compete with those companies for investors. An inability to raise additional capital on acceptable terms when needed could have a material adverse effect on our business, financial condition and results of operations.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our principal executive office is leased from D.R. Horton and is located in Austin, Texas. We also lease office space in Atlanta, Georgia; Dallas, Texas; and Houston, Texas. We believe these offices are suitable for conducting our business.

Item 3.	Legal Proceedings.

We are involved directly or through ventures in various legal proceedings that arise from time to time in the ordinary course of business. We believe we have established adequate reserves for any probable losses and that the outcome of any of the proceedings should not have a material adverse effect on our financial position or long-term results of operations or cash flows. It is possible, however, that charges related to these matters could be significant to results of operations or cash flow in any single accounting period.

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the New York Stock Exchange under the trading symbol "FOR".

Shareholders

Our stock transfer records indicated that as of November 9, 2018, there were approximately 1,735 holders of record of our common stock.

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

Performance Graph

The following graph illustrates the cumulative total stockholder return on Forestar common stock for the 2018 transition period (January 1, 2018 through September 30, 2018) and the preceding four fiscal years, compared to the Russell 2000 Index and our peer group. Our peer group consists of the following real estate companies: The St. Joe Company, Tejon Ranch Co, Consolidated-Tomoka Land Co., Five Points Holding, LLC (Class A), HomeFed Corporation, and Alexander & Baldwin, Inc.

Pursuant to SEC rules, returns of each of the companies in the Peer Index are weighted according to the respective company’s stock market capitalization at the beginning of each period for which a return is indicated.

Item 6.	Selected Financial Data.

	For the Nine Months Ended September 30, 2018	For the Twelve Months Ended December 31,
		2017	2016	2015	2014
	(In thousands, except per share amount)
Revenues:
Real estate	$78,298	$112,746	$190,273	$202,830	$213,112
Mineral resources	—	1,502	5,076	9,094	15,690
Other	24	74	1,965	6,652	9,362
Total revenues	$78,322	$114,322	$197,314	$218,576	$238,164
Segment earnings (loss):
Real estate (a)	$46,252	$47,281	$121,420	$67,678	$96,906
Mineral resources (b)	—	45,552	3,327	4,230	9,116
Other (c)	8,262	(6,393)	(4,625)	(608)	5,499
Total segment earnings	54,514	86,440	120,122	71,300	111,521
Items not allocated to segments:
General and administrative expense (d)	(11,443)	(50,354)	(18,274)	(24,802)	(21,229)
Share-based and long-term incentive compensation expense	(512)	(7,201)	(4,425)	(4,474)	(3,417)
Gain on sale of assets (e)	—	28,674	48,891	—	—
Interest expense	(3,741)	(8,532)	(19,985)	(34,066)	(30,286)
Loss on extinguishment of debt, net (f)	—	(611)	(35,864)	—	—
Interest and other income	4,624	1,627	350	256	453
Income from continuing operations before taxes attributable to Forestar Group Inc.	43,442	50,043	90,815	8,214	57,042
Income tax benefit (expense) (g)	25,372	(45,820)	(15,302)	(35,131)	(20,850)
Net income (loss) from continuing operations attributable to Forestar Group Inc.	68,814	4,223	75,513	(26,917)	36,192
Income (loss) from discontinued operations, net of taxes (h)	—	46,031	(16,865)	(186,130)	(19,609)
Net income (loss) attributable to Forestar Group Inc.	$68,814	$50,254	$58,648	$(213,047)	$16,583
Net income (loss) per diluted share:
Continuing operations	$1.64	$0.10	$1.78	$(0.79)	$0.83
Discontinued operations	$—	$1.09	$(0.40)	$(5.43)	$(0.45)
Net income (loss) per diluted share	$1.64	$1.19	$1.38	$(6.22)	$0.38
Average diluted shares outstanding (i)	41,969	42,381	42,334	34,266	43,596
At year-end:
Assets	$893,146	$761,912	$733,208	$972,246	$1,247,606
Debt	111,704	108,429	110,358	381,515	422,151
Noncontrolling interest	1,212	1,420	1,467	2,515	2,540
Forestar Group Inc. shareholders’ equity	673,366	604,212	560,651	501,600	707,202
Ratio of total debt to total capitalization	14%	15%	16%	43%	37%
 _____________________

(a)
Real estate segment earnings includes gain on sale of assets of $18,638,000 in the nine months ended September 30, 2018, $1,915,000 in 2017, $117,856,000 in 2016, $1,585,000 in 2015 and $25,981,000 in 2014. Segment earnings also includes non-cash impairments of $338,000 in the nine months ended September 30, 2018, $3,420,000 in 2017, $56,453,000 in 2016, $1,044,000 in 2015, and $399,000 in 2014. Real estate segment earnings also include the effects of net (income) loss attributable to noncontrolling interests.

(b)
Mineral resources segment earnings in 2017 includes gain on sale of assets of $82,422,000 related to the sale of all our remaining owned mineral assets. Segment earnings also includes a non-cash impairment charge of $37,900,000 related to the mineral resources reporting unit goodwill.

(c)
Other segment earnings (loss) includes gain on the sale of assets of $9,118,000 in the nine months ended September 30, 2018 and non-cash impairment charges of $5,852,000 in 2017 and $3,874,000 in 2016 primarily related to our central Texas water assets.

(d)
In 2017, general and administrative expense includes merger related transaction costs of $37,216,000 which includes a merger termination fee of $20,000,000 paid to Starwood, $11,787,000 in professional fees and other costs, and $5,429,000 in executive severance and change in control costs.

(e)	Gain on sale of assets in 2017 and 2016 represents gains in accordance with our initiatives to divest non-core timberland and undeveloped land.

(f)
Loss on extinguishment of debt, net is related to retirement of $5,315,000 of our 8.50% Senior Secured Notes due 2022 and $1,077,000 of our 3.75% Convertible Senior Notes due 2020 in 2017 and $225,245,000 of our 8.50% Senior Secured Notes and $5,000,000 of our 3.75% Convertible Senior Notes in 2016.

(g)
In the nine months ended September 30, 2018, income tax benefit (expense) includes a benefit due to the release of our federal valuation allowance and a portion of our state valuation allowance which was primarily attributable to the determination that we have sufficient future taxable income to realize all of our federal deferred tax asset and a portion of our state deferred tax asset. In 2017, income tax expense was impacted by non-deductible Merger transaction costs and goodwill impairment. In 2015, income tax expense from continuing and discontinued operations includes an expense of $97,068,000 for a valuation allowance on a portion of our deferred tax asset that was determined to be more likely than not to be unrealizable.

(h)
Income (loss) from discontinued operations includes an income tax benefit of $46,039,000 in 2017 and non-cash impairment charges of $612,000 in 2016, $163,029,000 in 2015 and $32,665,000 in 2014 related to non-core oil and gas working interests. Income (loss) from discontinued operations also includes losses of $13,664,000 in 2016 and $706,000 in 2015 and gains of $8,526,000 in 2014 associated with sale of working interest oil and gas properties.

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Caution Concerning Forward-Looking Statements

This Transition Report on Form 10-KT and other materials we have filed or may file with the Securities and Exchange Commission contain “forward-looking statements” within the meaning of the federal securities laws. These forward-looking statements are identified by their use of terms and phrases such as “believe,” “anticipate,” “could,” “estimate,” “likely,” “intend,” “may,” “plan,” “expect,” and similar expressions, including references to assumptions. These statements reflect our current views with respect to future events and are subject to risk and uncertainties. We note that a variety of factors and uncertainties could cause our actual results to differ significantly from the results discussed in the forward-looking statements. Factors and uncertainties that might cause such differences include, but are not limited to:

•	general economic, market or business conditions where our real estate activities are concentrated;

•	the conditions of the capital markets and our ability to raise capital to fund expected growth;

•	our ability to achieve our strategic initiatives;

•	the opportunities (or lack thereof) that may be presented to us and that we may pursue;

•	our ability to hire and retain key personnel;

•	our ability to obtain future entitlement and development approvals;

•	obtaining reimbursements and other payments from special improvement districts and other agencies and timing of such payments;

•	accuracy of estimates and other assumptions related to investment in and development of real estate, the expected timing and pricing of land and lot sales and related cost of real estate sales;

•	the levels of resale housing inventory in our mixed-use development projects and the regions in which they are located;

•	fluctuations in costs and expenses, including impacts from shortages in materials or labor;

•	demand for new housing, which can be affected by a number of factors including the availability of mortgage credit, job growth and fluctuations in interest rates;

•	competitive actions by other companies;

•	changes in governmental policies, laws or regulations and actions or restrictions of regulatory agencies;

•	our partners’ ability to fund their capital commitments and otherwise fulfill their operating and financial obligations;

•	our ability to comply with our debt covenants, restrictions and limitations;

•	the strength of our information technology systems and the risk of cybersecurity breaches;

•	the effect of D.R. Horton’s controlling level of ownership on us and our stockholders;

•	our ability to realize the potential benefits of the strategic relationship with D.R. Horton; and

•	the effect of our strategic relationship with D.R. Horton on our ability to maintain relationships with our vendors and customers.

Other factors, including the risk factors described in Item 1A of this Transition Report on Form 10-KT, may also cause actual results to differ materially from those projected by our forward-looking statements. New factors emerge from time to time and it is not possible for us to predict all such factors, nor can we assess the impact of any such factor on our business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

Our Operations

We are a residential lot development company with operations in 24 markets in 14 states. On October 5, 2017, we became a majority-owned subsidiary of D.R. Horton. The Merger with D.R. Horton has provided us an opportunity to grow our lot development business by establishing a strategic relationship to supply finished lots to D.R. Horton at market prices under the Master Supply Agreement. Under the terms of the Master Supply Agreement, both companies are identifying land development opportunities to expand our portfolio of assets. As our controlling shareholder, D.R. Horton has significant influence in guiding our strategic direction and operations. At September 30, 2018, we owned or controlled through option purchase contracts approximately 20,100 residential lots, of which over 5,500 are under contract to sell to D.R. Horton. Additionally, D.R. Horton has the right of first offer on nearly 8,100 of these residential lots based on executed purchase and sale agreements. At September 30, 2018, lots owned included approximately 1,600 that are developed. Our strategy is focused on making significant investments in land acquisition and development to expand our residential lot development business into a geographically diversified national platform with the goal of enhancing value for our shareholders.

Strategic Asset Sale

On February 8, 2018, we entered into and closed on a Purchase and Sale Agreement with Starwood Land, L.P. (“Starwood”) to sell 24 legacy projects for $232,000,000 which generated $217,506,000 in net proceeds. This strategic asset sale included projects owned both directly and indirectly through ventures and consisted of approximately 750 developed and under development lots, over 4,000 future undeveloped lots, 730 unentitled acres in California, an interest in one multifamily operating property and a multifamily development site. This sale helped to further streamline our business and provided additional capital for growth.

Discontinued Operations
We have divested all of our oil and gas working interest properties. As a result of this significant change in operations, we have reported the results of operations as discontinued operations for the fiscal years ended December 31, 2017 and 2016. There was no activity related to discontinued operations during the nine months ended September 30, 2018.

Change in Fiscal Year

Following the Merger, we changed our fiscal year-end from December 31 to September 30, effective January 1, 2018. This change aligns our fiscal year-end reporting calendar with D.R. Horton. Our results of operations, cash flows, and all transactions impacting shareholders equity presented in this Form 10-KT are for the nine months ended September 30, 2018 and our fiscal years 2017 and 2016 are for the twelve months ended December 31, 2017 and December 31, 2016 unless otherwise noted. This Form 10-KT also includes an unaudited statement of operations for the comparable stub period of January 1, 2017 to September 30, 2017 (See Note 19 — Transition Period Comparative Data).

Business Segments

Historically, we managed our operations through our real estate segment, mineral resources segment (previously referred to as oil and gas) and other segment (previously referred to as other natural resources). We divested substantially all of our oil and gas working interest properties in 2016 and sold all of our remaining owned mineral assets and related entities in 2017. As a result, our mineral resources segment has no operating results for the nine months ended September 30, 2018. At the beginning of fiscal year 2018, we began managing our operations through two business segments, real estate and other.

We evaluate performance based on segment earnings (loss) before unallocated items and income taxes. Segment earnings (loss) consist of operating income, equity in earnings (loss) of unconsolidated ventures, gain on sale of assets, interest income and net (income) loss attributable to noncontrolling interests. Items not allocated to our business segments consist of general and administrative expense, share-based and long-term incentive compensation, gain on sale of timberland assets, interest expense, and interest and other income. The accounting policies of the segments are the same as those described in Note 1 — Summary of Significant Accounting Policies. Our revenues are derived from our U.S. operations and all of our assets are located in the U.S. In the nine months ended September 30, 2018, D.R. Horton accounted for $39,139,000 of our real estate revenues and one other homebuilder accounted for $9,663,000 of our total real estate segment revenues.

Results of Operations for the Nine Month Period Ended September 30, 2018 and Fiscal Years 2017 and 2016

A summary of our consolidated results by business segment follows:

	For the Nine Months Ended September 30, 2018	For the Twelve Months Ended December 31,
		2017	2016
	(In thousands)
Revenues:
Real estate	$78,298	$112,746	$190,273
Mineral resources	—	1,502	5,076
Other	24	74	1,965
Total revenues	$78,322	$114,322	$197,314
Segment earnings (loss):
Real estate	$46,252	$47,281	$121,420
Mineral resources	—	45,552	3,327
Other	8,262	(6,393)	(4,625)
Total segment earnings	54,514	86,440	120,122
Items not allocated to segments:
General and administrative expense	(11,443)	(50,354)	(18,274)
Share-based and long-term incentive compensation expense	(512)	(7,201)	(4,425)
Gain on sale of assets	—	28,674	48,891
Interest expense	(3,741)	(8,532)	(19,985)
Loss on extinguishment of debt, net	—	(611)	(35,864)
Interest and other income	4,624	1,627	350
Income from continuing operations before taxes attributable to Forestar Group Inc.	43,442	50,043	90,815
Income tax benefit (expense)	25,372	(45,820)	(15,302)
Net income from continuing operations attributable to Forestar Group Inc.	$68,814	$4,223	$75,513

Real Estate

We own directly or through ventures residential real estate projects located in 24 markets in 14 states. Our real estate segment primarily acquires land, secures remaining entitlements and develops infrastructure for single-family residential communities. Our real estate segment generates its revenues principally from sales of residential single-family finished lots that we have developed. Our real estate segment also makes short term investments in finished lots and undeveloped land with the intent to sell these assets within a short time period, primarily to D.R. Horton, utilizing available short term capital prior to its deployment into longer term lot development projects. At September 30, 2018, we owned or controlled through option purchase contracts approximately 20,100 residential lots. Over 5,500 of these residential lots are under contract to sell to D.R. Horton. Additionally, D.R. Horton has the right of first offer on nearly 8,100 of these residential lots based on executed purchase and sale agreements. At September 30, 2018, lots owned included approximately 1,600 that are developed.

A summary of our real estate results follows:

	For the Nine Months Ended September 30, 2018	For the Twelve Months Ended December 31,
		2017	2016
	(In thousands)
Revenues	$78,298	$112,746	$190,273
Cost of real estate	(48,872)	(67,929)	(169,321)
Operating expense	(7,160)	(15,846)	(23,003)
	22,266	28,971	(2,051)
Interest and other income	1,771	1,973	1,368
Gain on sale of assets	18,638	1,915	117,856
Equity in earnings of unconsolidated ventures	4,795	16,500	5,778
Less: Net income attributable to noncontrolling interests	(1,218)	(2,078)	(1,531)
Segment earnings	$46,252	$47,281	$121,420

Revenues in our owned and consolidated ventures consist of:

	For the Nine Months Ended September 30, 2018	For the Twelve Months Ended December 31,
		2017	2016
	(In thousands)
Residential real estate	$75,626	$98,521	$121,196
Commercial real estate	2,000	13,001	11,151
Retail undeveloped land	—	—	35,873
Commercial and income producing properties	—	91	13,738
Other	672	1,133	8,315
	$78,298	$112,746	$190,273

Real estate sold consist of:

	For the Nine Months Ended September 30, 2018	For the Twelve Months Ended December 31,
		2017	2016
Owned and consolidated ventures:
Residential lots sold	1,024	937	1,662
Revenue per lot sold	$76,584	$89,312	$66,694
Commercial acres sold	25	98	294
Revenue per commercial acre sold	$80,678	$132,938	$37,312
Undeveloped acres sold	—	—	14,438
Revenue per acre sold	$—	$—	$2,485
Ventures accounted for using the equity method:
Residential lots sold	37	282	278
Revenue per lot sold	$73,361	$69,384	$76,866
Commercial acres sold	58	88	4
Revenue per commercial acre sold	$253,061	$263,674	$527,152
Undeveloped acres sold	—	—	476
Revenue per acre sold	$—	$—	$1,567

Residential real estate revenues principally consist of the sale of residential single-family lots to local, regional and national homebuilders. Owned and consolidated venture residential lot sales volume increased to 1,024 residential lots sold in the nine months ended September 30, 2018, compared to 937 residential lots sold in the twelve months ended December 31, 2017, principally as a result of lot sales to D.R. Horton. The average price per residential lot sold in the nine months ended September 30, 2018 compared to 2017 decreased 14% due to mix of product sold. During the nine months ended September 30, 2018, we sold 642 residential lots to D.R. Horton for $37,149,000 generating segment earnings of $7,674,000. As a result of our continuing involvement in the development of 168 lots sold to D.R. Horton we have deferred $6,420,000 of revenue and $760,000 of profit which will be recognized on a percentage of completion basis. In the nine months ended September 30, 2018, residential real estate revenues also included the sale of approximately 79 residential tract acres from an owned project to D.R. Horton for $1,990,000, generating segment earnings of $1,222,000. We did not sell any undeveloped land in the nine months ended September 30, 2018 or in 2017. In 2016, we sold 14,438 acres of undeveloped land for $2,485 per acre, generating approximately $28,098,000 in earnings. In 2017, residential real estate revenues decreased compared to 2016 primarily due to lower lot sales activity but were partially offset by higher average sale prices per lot sold and also due to mix of product sold. In addition, in 2017, we sold 189 residential tract acres for $12,546,000 generating earnings of $3,842,000.

Commercial real estate revenues principally consist of the sale of tracts to commercial developers that specialize in the construction and operation of income producing properties such as apartments, retail centers, or office buildings. Commercial real estate revenues from our owned and consolidated projects in the nine months ended September 30, 2018 relate to the sale of 25 acres from an owned project for $2,000,000, generating $210,000 in segment earnings, compared with sales in 2017 of approximately 98 commercial acres for $13,001,000, generating segment earnings of $10,467,000.

Cost of real estate in the nine months ended September 30, 2018 decreased as compared to the twelve months ended December 31, 2017 primarily as a result of the mix of products sold and lower residential tract sales. Cost of real estate in 2017 included non-cash impairment charges of $3,420,000 related to the asset group sold in the strategic asset sale to Starwood and one non-core mitigation project. Cost of real estate in 2016 included non-cash impairment charges of $56,453,000 associated with six non-core community development projects and two multifamily sites, all of which have been subsequently sold in accordance with our initiative to sell non-core assets.

Operating expense consist of:

	For the Nine Months Ended September 30, 2018	For the Twelve Months Ended December 31,
		2017	2016
	(In thousands)
Employee compensation and benefits	$2,987	$6,555	$8,384
Property taxes	1,513	3,209	5,996
Professional services	1,189	2,291	2,756
Depreciation and amortization	82	131	976
Other	1,389	3,660	4,891
	$7,160	$15,846	$23,003

Employee compensation and benefits in the nine months ended September 30, 2018 decreased as compared to 2017 partially due to our nine month fiscal year and as a result of our initiative to reduce costs across our entire organization. However, in fiscal year 2019 we are hiring additional staff to support the growth of our company. In 2017, employee compensation and benefits includes $2,254,000 in costs associated with executive change in control agreements and expense incurred as a result of the Merger with D.R. Horton. The decrease in property taxes, professional services and depreciation and amortization expense in the nine months ended September 30, 2018 compared to 2017 are primarily due to our nine month fiscal year and due to the sale of non-core assets.

Interest and other income principally represents interest received on reimbursements from utility and improvement districts.

Gain on sale of assets in the nine months ended September 30, 2018 primarily includes a gain of $2,030,000 related to the sale of our interest in a venture in Atlanta, a gain of $716,000 related to our strategic sale of assets to Starwood, and a gain of $14,573,000 related to the sale of our interest in a multifamily venture near Denver.

Gain on sale of assets of $117,856,000 in 2016 represents net gains from selling various non-core assets.

The decrease in equity in earnings from our unconsolidated ventures in the nine months ended September 30, 2018 compared to 2017 is primarily due to the sale of ten of our venture interests. The increase in equity in earnings from our unconsolidated ventures in 2017 compared with 2016 is primarily due to higher commercial sales activity from our ventures and a gain of $7,783,000 from the sale of a multifamily project in Nashville from a venture in which we owned a 30% interest.

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

Mineral Resources

In 2017, we sold our remaining owned mineral assets for approximately $85,700,000, which generated gains of $82,422,000. These gains were partially offset by a $37,900,000 non-cash impairment charge associated with the mineral resources reporting unit goodwill. As a result, our mineral resources segment has no operating results for the nine months ended September 30, 2018. At the beginning of fiscal year 2018, we began managing our operations through two business segments, real estate and other.

A summary of our mineral resources results follows:

	For the Nine Months Ended September 30, 2018	For the Twelve Months Ended December 31,
		2017	2016
	(In thousands)
Revenues	$—	$1,502	$5,076
Cost of mineral resources	—	(38,315)	(763)
Operating expense	—	(1,452)	(1,159)
	—	(38,265)	3,154
Gain on sale of assets	—	82,422	—
Equity in earnings of unconsolidated ventures	—	1,395	173
Segment earnings	$—	$45,552	$3,327

Other

At September 30, 2018, our other segment primarily consisted of non-core water interests in central Texas.

A summary of our other results follows:

	For the Nine Months Ended September 30, 2018	For the Twelve Months Ended December 31,
		2017	2016
	(In thousands)
Revenues	$24	$74	$1,965
Cost of other	(603)	(6,450)	(5,075)
Operating expense	(277)	(421)	(1,687)
	(856)	(6,797)	(4,797)
Gain on sale of assets	9,118	400	—
Equity in earnings of unconsolidated ventures	—	4	172
Segment earnings (loss)	$8,262	$(6,393)	$(4,625)

In the nine months ended September 30, 2018 we sold non-core water interests in Texas, Louisiana, Georgia and Alabama that were classified as assets held for sale at December 31, 2017, for $10,479,000, which generated a gain of $9,118,000.

Cost of other includes non-cash impairment charges of $5,852,000 in 2017 and $3,874,000 in 2016 primarily related to our central Texas water assets.

Items Not Allocated to Segments

Items not allocated to segments consist of:

	For the Nine Months Ended September 30, 2018	For the Twelve Months Ended December 31,
		2017	2016
	(In thousands)
General and administrative expense	$(11,443)	$(50,354)	$(18,274)
Share-based and long-term incentive compensation expense	(512)	(7,201)	(4,425)
Gain on sale of assets	—	28,674	48,891
Interest expense	(3,741)	(8,532)	(19,985)
Loss on extinguishment of debt, net	—	(611)	(35,864)
Interest and other income	4,624	1,627	350
	$(11,072)	$(36,397)	$(29,307)

Unallocated items represent income and expenses managed on a company-wide basis and include general and administrative expense, share-based and long-term incentive compensation, gain on sale of strategic timberland and undeveloped land, interest expense, loss on extinguishment of debt and interest and other income. General and administrative expense principally consist of costs and expenses related to accounting and finance, tax, legal, human resources, internal audit, information technology, executive officers and our Board of Directors. These functions support all of our business segments.

General and administrative expense

General and administrative expense consist of:

	For the Nine Months Ended September 30, 2018	For the Twelve Months Ended December 31,
		2017	2016
	(In thousands)
Employee compensation and benefits	$5,232	$11,608	$9,063
Professional and consulting services	3,979	14,855	4,541
Facility costs	311	849	744
Insurance costs	390	704	704
Depreciation and amortization	36	304	404
Merger termination fee	—	20,000	—
Other	1,495	2,034	2,818
	$11,443	$50,354	$18,274

Both the decrease in general and administrative expense in the nine months ended September 30, 2018 when compared with 2017 and the increase in general and administrative expense in 2017 when compared to 2016 are primarily due to Merger transaction costs incurred in 2017 of $37,216,000 which included a merger termination fee of $20,000,000 paid to Starwood, $11,787,000 in professional fees and other costs, and $5,429,000 in executive severance and change in control costs, all incurred as a result of the Merger.

Share-based compensation and long-term incentive compensation expense

Both the decrease in share-based compensation and long-term incentive compensation expense in the nine months ended September 30, 2018 and the increase in such expense in 2017 when compared to 2016 are principally due to $4,349,000 in expenses incurred in 2017 as a result of the acceleration of vesting and settlement of awards upon closing of the Merger.

Gain on sale of assets

In 2017, we sold approximately 19,000 acres of timberland and undeveloped land in Georgia and Texas for $46,197,000 generating net proceeds of $45,396,000 which resulted in a gain on sale of assets of $28,674,000. In 2016, we sold over 58,300 acres of timberland and undeveloped land in Georgia and Alabama for $104,172,000 generating net proceeds of $103,238,000 which resulted in a gain on sale of assets of $48,891,000.

Interest expense

The decrease in interest expense in the nine months ended September 30, 2018 compared to 2017 is partially due to our nine month fiscal year as well as an increase in the amount of interest capitalized to active real estate projects. The decrease in interest expense in 2017 when compared to 2016 is due to reducing our debt outstanding by $277,790,000 in 2016.

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

Interest and other income

The increase in interest and other income in the nine months ended September 30, 2018 compared to both 2017 and 2016 is principally due to our higher cash balances and the interest earned on those deposits during the nine months ended September 30, 2018 compared to the prior year periods.

Income taxes

Our income tax benefit (expense) from continuing operations was $25,372,000, ($45,820,000) and ($15,302,000) in the nine months ended September 30, 2018, and fiscal years 2017 and 2016, respectively, and our effective tax rate was (57)%, 88%, and 17% in those respective periods. The effective tax rate for all years includes an expense for state income taxes and non-deductible expenses, reduced by a tax benefit related to noncontrolling interests. The effective tax rate in the nine months ended September 30, 2018 also includes a benefit due to the release of our federal valuation allowance and a portion of our state valuation allowance which was primarily attributable to the determination that we have sufficient future taxable income to realize all of our federal deferred tax asset and a portion of our state deferred tax asset. The effective tax rate for 2017 includes an expense for non-deductible goodwill related to the sale of our owned mineral interests and non-deductible transaction costs related to our Merger with D.R. Horton. Other differences, including the remeasurement of our deferred tax assets and liabilities as a result of the Tax Cuts and Jobs Act ("Tax Act"), are fully offset by a change in our valuation allowance. The effective tax rate for 2016 includes a change in valuation allowance due to a decrease in our deferred tax assets.

The Tax Act was enacted on December 22, 2017 and reduced the federal corporate tax rate from 35% to 21% for all corporations effective January 1, 2018. ASC 740 requires companies to reflect the effects of a tax law change in the period in which the law is enacted. Accordingly, we have remeasured our deferred tax assets and liabilities along with the corresponding valuation allowance as of the enactment date. This remeasurement results in no additional tax expense or benefit except for the release of a portion of our valuation allowance for minimum tax credits which become fully refundable in future years. We have determined that no other tax law changes as a result of the Tax Act have a significant impact on our 2017 or 2018 tax expense. The adjustment to the deferred tax accounts and our determination that no other tax law changes have a significant impact on our 2017 or 2018 tax expense are our best estimates based on the information available at this time and may change as additional information, such as regulatory guidance, becomes available. Any required adjustment would be reflected as a discrete expense or benefit in the quarter that it is identified, pursuant to SEC Staff Accounting Bulletin No. 118.

On October 5, 2017, D.R. Horton acquired 75% of our common stock resulting in an ownership change under Section 382 of the Internal Revenue Service Code of 1986 ("Section 382"). Section 382 limits our ability to use certain tax attributes and built-in losses and deductions in a given year. Any tax attributes or built-in losses and deductions that were limited in 2018 or 2017 are expected to be fully utilized in future years with the exception of some state NOLs.

At September 30, 2018 and December 31, 2017, we have provided a valuation allowance for our deferred tax asset of $3,459,000 and $39,578,000, respectively, for the portion of the deferred tax asset that is more likely than not to be unrealizable. The decrease in the valuation allowance for the nine months ended September 30, 2018 was primarily attributable to our determination that we have sufficient future taxable income to realize all of our federal deferred tax asset and a portion of our state deferred tax asset. In the nine months ended September 30, 2018, we emerged from a three year cumulative loss position into a three year cumulative income position. We have determined that the emergence from the cumulative loss position and other positive evidence, including our strategic relationship with D.R. Horton, outweighs any negative evidence and results in the release of a significant portion of the valuation allowance as a component of income tax expense. Our fiscal year-end 2018 valuation allowance of $3,459,000 is for state deferred tax assets, almost all of which is for NOL carryforwards that are more likely than not to expire before being realized.

Capital Resources and Liquidity

Sources and Uses of Cash

The consolidated statements of cash flows for 2017 and 2016 reflects cash flows from both continuing and discontinued operations. We operate in cyclical industries and our cash flows fluctuate accordingly. Our principal sources of cash are proceeds from the sale of real estate, earnest money deposits on sales contracts and reimbursements from utility and improvement districts. Our principal cash requirements are for the acquisition and development of real estate, either directly or indirectly through ventures, taxes, interest and operating and general and administrative expenses. Operating cash flows are affected by the timing of the payment of real estate development expenditures and the collection of proceeds from the eventual sale of the real estate, the timing of which can vary substantially depending on many factors including the size of the project, state and local permitting requirements and availability of utilities. Working capital varies based on a variety of factors, including the timing of sales of real estate and collection of receivables, reimbursement from utility and improvement districts and the payment of payables and expenses.

We regularly evaluate alternatives for managing our capital structure and liquidity profile in consideration of expected cash flows, growth and operating capital requirements and capital market conditions. We may, at any time, be considering or be in discussions with respect to the purchase or sale of our common stock, debt securities, convertible securities or a combination thereof.

Cash Flows from Operating Activities

Cash flows from our real estate acquisition and development activities, reimbursements from utility and improvement districts, retail land sales, and commercial and income producing properties are classified as operating cash flows.

In the nine months ended September 30, 2018, net cash used in operating activities was $283,013,000 compared to $15,275,000 in net cash used in operating activities in 2017. The increase in net cash used in operating activities was principally due to land acquisition and development expenditures of $413,381,000 in the nine months ended September 30, 2018 compared to $103,904,000 in 2017 as a result of our strategy to grow our company into a national lot developer.

In 2017, net cash used in operating activities was $15,275,000. The net cash used in operating activities when compared to 2016 is primarily due to payment of $33,149,000 in costs associated with the Merger, higher real estate acquisition and development expenditures of $103,904,000, no retail land sales in 2017, and a decrease in residential sales activity from owned and consolidated projects.

Net cash provided by operating activities in 2016 was $67,149,000, principally due to proceeds of $34,748,000 from retail undeveloped land sales activity and lot sales from owned and consolidated ventures, including proceeds of $19,335,000 from the sale of non-core community development projects.

Cash Flows from Investing Activities

Capital contributions to and capital distributions from unconsolidated ventures, costs incurred to acquire, develop and construct multifamily projects that will be held as commercial properties upon stabilization as investment property, business acquisitions, proceeds from strategic asset sales which are not in the normal course of our business operations, and investment in oil and gas properties and equipment are classified as investing activities.

In the nine months ended September 30, 2018, net cash provided by investing activities was $258,968,000 principally as a result of the strategic sale of assets to Starwood which generated $217,506,000 in net proceeds, as well as $11,049,000 in net proceeds from the sale of our interest in a venture in Atlanta, $19,266,000 in net proceeds from the sale of our interest in a multifamily venture near Denver, and $10,479,000 in net proceeds from the sale of certain water interests which were previously classified as held for sale.

In 2017, net cash provided by investing activities was $134,544,000 compared to $420,743,000 in net cash provided by investing activities in 2016. The decrease in net cash provided by investing activities as compared with 2016 is primarily due to less net proceeds from non-core asset sales. In 2017, cash proceeds from the sale of non-core assets was $130,146,000, which principally included $85,240,000 from the sale of our owned mineral assets and $45,396,000 from the sale of our remaining 19,000 acres of timberland and undeveloped land in Georgia and Texas.

In 2016, net cash provided by investing activities was $420,743,000 which was principally the result of $427,849,000 in net proceeds from the execution of our initiative to divest non-core assets.

Cash Flows from Financing Activities

In the nine months ended September 30, 2018, net cash provided by financing activities was $19,844,000 compared to $62,344,000 of net cash used in financing activities in 2017. Net cash provided by financing activities in the nine months ended September 30, 2018 was principally the result of the $23,832,000 decrease in restricted cash. Net cash used in financing activities in 2017, of $62,344,000, was principally the result of the $39,742,000 increase in restricted cash and $12,786,000 for the settlement of share-based awards related to the Merger.

In 2016, net cash used in financing activities was $318,264,000 principally due to retirement of $225,245,000 of our 8.50% Senior Secured Notes due 2022, $5,000,000 of our 3.75% Convertible Senior Notes due 2020, $9,000,000 of payments related to amortizing notes associated with our tangible equity units, and our payment of $39,336,000 in loans secured by commercial and multifamily properties. In addition, in 2016, we purchased 283,976 shares of common stock for $3,537,000.

Liquidity

We have significantly reduced our outstanding debt in recent years and have also generated significant available cash for reinvestment in our lot development business as a result of selling non-core assets. We believe that the Merger provides us with an opportunity to substantially grow our business in the future by establishing a strategic relationship to supply finished residential lots to D.R. Horton at market terms under the Master Supply Agreement that we entered into with D.R. Horton in connection with the Merger. We plan to fund our growth initially with available cash on our balance sheet, and we are also evaluating our longer-term capital structure, projected future liquidity and working capital requirements. In August 2018, we entered into a senior unsecured revolving credit facility and in September 2018 we filed a shelf registration statement with the SEC registering $500,000,000 of equity securities. As market conditions permit, we may issue new debt or equity securities through the public capital markets or obtain additional bank financing to provide capital for growth and additional liquidity.

Strategic Asset Sale

On February 8, 2018, we entered into and closed on a Purchase and Sale Agreement with Starwood Land, L.P. (“Starwood”) to sell 24 legacy projects for $232,000,000 which generated $217,506,000 in net proceeds. This strategic asset sale included projects owned both directly and indirectly through ventures and consisted of approximately 750 developed and under development lots, over 4,000 future undeveloped lots, 730 unentitled acres in California, an interest in one multifamily operating property and a multifamily development site. This sale helped to further streamline our business and provided additional capital for growth.

Senior Unsecured Credit Facility

On August 16, 2018, we entered into a $380,000,000 senior unsecured revolving credit facility with an uncommitted
$190,000,000 accordion feature that could increase the size of the facility to $570,000,000, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to 50% of the revolving credit commitment. Borrowings under the revolving credit facility are subject to a borrowing base based on the book value of our real estate and unrestricted cash. The maturity date of the facility is August 16, 2021. The maturity date of the revolving credit facility may be extended by up to one year on up to three occasions, subject to approval of lenders holding a majority of the commitments. Letters of credit issued under the facility reduce the available borrowing capacity. At September 30, 2018, there were no borrowings outstanding and $4,468,000 of letters of credit issued under the revolving credit facility, resulting in available borrowing capacity of $375,532,000.

The revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require a minimum level of tangible net worth, a minimum level of liquidity, and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At September 30, 2018, we were in compliance with all of the covenants, limitations and restrictions of our revolving credit facility and public debt obligations.

Secured Letter of Credit Agreement

On October 5, 2017, we entered into a letter of credit facility agreement with lenders providing for a $30,000,000 secured standby letter of credit facility (the “LC Facility”). The LC Facility was secured by $30,000,000 in cash deposited with the administrative agent. In addition, we had $10,000,000 on deposit with a participating lender related to the LC Facility. Cash deposited for this purpose was classified as restricted cash at December 31, 2017 on our consolidated balance sheets.

On August 16, 2018, in connection with entering into the revolving credit facility agreement discussed above, we amended the letter of credit facility agreement. Under the amendment, the letters of credit issued by one bank under the LC Facility were transferred into the new senior unsecured credit facility. The amendment reduced the capacity of the LC Facility from $30,000,000 to $15,415,000 and provided for a corresponding release of cash collateral on deposit with the administrative agent in the amount of $13,815,000. In addition, $10,000,000 on deposit with a participating lender was released in conjunction with this amendment. The amendment also extended the maturity date of the facility to October 5, 2019. At September 30, 2018, letters of credit outstanding under the LC Facility totaled $15,415,000, secured by $16,185,000 in cash, which is classified as restricted cash on our consolidated balance sheets.

3.75% Convertible Senior Notes due 2020

At September 30, 2018, the principal amount of the 3.75% Convertible Senior Notes due 2020 (the "Convertible Notes") was $118,923,000 and the unamortized debt discount was $6,519,000. The effective interest rate on the liability component was 8% and the carrying amount of the equity component was $16,847,000. We intend to settle the principal amount of the Convertible Notes in cash upon conversion in 2020, with any excess conversion value to be settled in shares of our common stock.

Deferred Fees

At September 30, 2018 and December 31, 2017, we had $700,000 and $1,058,000 in unamortized deferred financing fees associated with our Convertible Notes, respectively, which were deducted from our debt. Amortization of all deferred financing fees was $576,000 in the nine months ended September 30, 2018, $979,000 in 2017 and $3,598,000 in 2016 and was included in interest expense.

Contractual Obligations

At September 30, 2018, contractual obligations consist of:

	Payments Due or Expiring by Fiscal Year
	Total	2019	2020-21	2022-23	Thereafter
	(In thousands)
Debt (a) (b)	$118,923	$—	$118,923	$—	$—
Interest payments on debt	5,203	4,460	743	—	—
Purchase obligations	60,282	60,282	—	—	—
Operating leases	1,557	699	854	4	—
Performance bond (a)	3,998	3,998	—	—	—
Standby letter of credit (a)	6,846	6,846	—	—	—
Total	$196,809	$76,285	$120,520	$4	$—
  _____________________

(a)	Items included in our consolidated balance sheets.

(b)	Gross debt excluding unamortized discount and financing fees.
Interest payments on debt include interest payments related to our fixed rate debt.

Purchase obligations are defined as legally binding and enforceable agreements to purchase goods and services. Our purchase obligations include open commitments for land acquisition and development related to residential lot development projects.

Our operating leases are for facilities, equipment and groundwater. We lease office space in Austin from D.R. Horton as our corporate headquarters and also lease office space in other locations in support of our business operations. The total remaining contractual obligation for these leases is $804,000 at September 30, 2018.

The performance bond and standby letter of credit were provided in support of a bond issuance by Cibolo Canyons Special Improvement District ("CCSID"). In 2014, we received $50,550,000 from CCSID principally related to its issuance of $48,900,000 Hotel Occupancy Tax ("HOT") and Sales and Use Tax Revenue Bonds. These bonds are obligations solely of CCSID and are payable from HOT and sales and use taxes levied by CCSID. To facilitate the issuance of the bonds, we provided a $6,846,000 letter of credit to the bond trustee as security for certain debt service fund obligations in the event CCSID tax collections are not sufficient to support payment of the bonds in accordance with their terms. The letter of credit must be maintained until the earlier of redemption of the bonds or scheduled bond maturity in 2034. We also entered into an agreement with the owner of the JW Marriott San Antonio Hill Country Resort & Spa to assign its senior rights to us in exchange for consideration provided by us, including a surety bond to be drawn if CCSID tax collections are not sufficient to support ad valorem tax rebates payable. The surety bond decreases as CCSID makes annual ad valorem tax rebate payments, which obligation is scheduled to be retired in full by 2020. At September 30, 2018, the surety bond was $3,998,000. Our rights to receive the excess HOT and sales taxes from CCSID were excluded from the strategic asset sale to Starwood and are still retained by us.

In support of our residential lot development business, we have a surety bond program that provides financial assurance to beneficiaries related to the execution and performance of our business. At September 30, 2018, there was $67,023,000 outstanding under this program, of which $3,998,000 is recorded as a liability in our consolidated balance sheets and is included in other liabilities.

Off-Balance Sheet Arrangements

From time to time, we may enter into off-balance sheet arrangements to facilitate our operating activities. At September 30, 2018, our off-balance sheet unfunded arrangements, excluding contractual interest payments, purchase obligations, operating lease obligations and performance bonds and letters of credit included in the table of contractual obligations, consist of:

	Payments Due or Expiring by Fiscal Year
	Total	2019	2020-21	2022-23	Thereafter
	(In thousands)
Performance bonds	$63,025	$63,025	$—	$—	$—
Standby letters of credit	13,037	13,037	—	—	—
Recourse obligations	128	67	61	—	—
Total	$76,190	$76,129	$61	$—	$—

Accounting Policies

Critical Accounting Estimates

In preparing our financial statements, we follow generally accepted accounting principles, which in many cases require us to make assumptions, estimates, and judgments that affect the amounts reported. Our significant accounting policies are included in Note 1 to the Consolidated Financial Statements. Many of these principles are relatively straightforward. There are, however, a few accounting policies that are critical because they are important in determining our financial condition and results of operations and involve significant assumptions, estimates and judgments that are difficult to determine. We must make these assumptions, estimates and judgments currently about matters that are inherently uncertain, such as future economic conditions, operating results and valuations, as well as our intentions. As the difficulty of estimation increases, the level of precision decreases, meaning actual results can, and probably will, differ from those currently estimated. We base our assumptions, estimates and judgments on a combination of historical experiences and other factors that we believe are reasonable. We have reviewed the selection and disclosure of these critical accounting estimates with our Audit Committee.

•
Investment in Real Estate and Cost of Real Estate Sales — In allocating costs to real estate owned and real estate sold, we must estimate current and future real estate values. Our estimates of future real estate values sometimes extend over multiple years and are dependent on numerous assumptions including our intentions and future market and economic conditions. In addition, when we sell real estate from projects that are not finished, we must estimate future development costs through completion. Differences between our estimates and actual results will affect future carrying values and operating results.

•
Impairment of Real Estate Assets — Measuring real estate assets for impairment requires estimating the future undiscounted cash flows based on our intentions as to holding periods, and the residual value of assets under review, primarily undeveloped land. If the carrying amount exceeds the estimated undiscounted future cash flows, we will adjust the carrying amount of the real estate assets to fair value. Depending on the asset under review, we use varying methods to determine fair value, such as discounting expected future cash flows, determining resale values by market, or applying a capitalization rate to net operating income using prevailing rates in a given market. Changes in economic conditions, demand for real estate, and the projected net operating income for a specific property will change our estimates.

•
Income Taxes — In preparing our consolidated financial statements, we must estimate our income taxes. Our estimates are based on our interpretation of federal and state tax laws. We estimate our actual current tax due and assess temporary and permanent differences resulting from differing treatment of items for tax and accounting purposes. The temporary differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. If needed, we record a valuation allowance against our deferred tax assets. In addition, when we believe a tax position is supportable but the outcome uncertain, we include the item in our tax return but do not recognize the related benefit in our provision for taxes. Instead, we record a reserve for unrecognized tax benefits, which represents our expectation of the most likely outcome considering the technical merits and specific facts of the position. Changes to liabilities are only made when an event occurs that changes the most likely outcome, such as settlement with the relevant tax authority, expiration of statutes of limitations, changes in tax law, or recent court rulings. Adjustments to temporary differences, permanent differences or uncertain tax positions could materially impact our financial position, cash flow and results of operation.

Adopted and Pending Accounting Pronouncements

Please read Note 2 — New and Pending Accounting Pronouncements to the Consolidated Financial Statements, incorporated herein by reference.

Effects of Inflation

Inflation has had minimal effects on operating results the past three years.

Legal Proceedings

We are involved in various legal proceedings that arise from time to time in the ordinary course of business. We believe we have established adequate reserves for any probable losses, and we do not believe that the outcome of any of these proceedings should have a material adverse effect on our financial position, long-term results of operations, or cash flow. It is possible, however, that charges related to these matters could be significant to results of operations or cash flows in any accounting period.

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

Management conducted the required assessment of the effectiveness of our internal control over financial reporting as of September 30, 2018. Based upon this assessment, management believes that our internal control over financial reporting is effective as of September 30, 2018.

Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Form 10-KT, has also audited our internal control over financial reporting. Their attestation report follows this report of management.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Forestar Group Inc.

Opinion on Internal Control over Financial Reporting

We have audited Forestar Group Inc.’s internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Forestar Group Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Forestar Group Inc. as of September 30, 2018 and December 31, 2017, the related consolidated statements of operations, equity, and cash flows, for the nine month period ended September 30, 2018 and for each of the two years in the period ended December 31, 2017, and the related notes and our report dated November 16, 2018 expressed an unqualified opinion thereon.

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
November 16, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Forestar Group Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Forestar Group Inc. (the Company) as of September 30, 2018 and December 31, 2017, the related consolidated statements of operations, equity, and cash flows for the nine month period ended September 30, 2018 and for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2018 and December 31, 2017, and the results of its operations and its cash flows for the nine month period ended September 30, 2018 and for each of the two years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 16, 2018 expressed an unqualified opinion thereon.

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

Austin, Texas
November 16, 2018

FORESTAR GROUP INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$318,794	$322,995
Restricted cash	16,185	40,017
Real estate	498,043	130,380
Assets held for sale	—	181,607
Investment in unconsolidated ventures	11,721	64,579
Receivables, net	2,703	5,095
Income taxes receivable	4,386	6,674
Prepaid expenses	3,090	2,880
Land purchase contract deposits	4,155	238
Property and equipment, net	1,746	2,003
Deferred tax asset, net	26,859	2,028
Intangible assets	448	448
Other assets	5,016	2,968
TOTAL ASSETS	$893,146	$761,912
LIABILITIES AND EQUITY
Accounts payable	$7,940	$2,382
Accrued employee compensation and benefits	6,667	8,994
Accrued property taxes	1,739	2,153
Accrued interest	374	1,489
Earnest money deposits on sales contracts	49,402	11,940
Other accrued expenses	27,204	5,942
Liabilities held for sale	—	1,017
Other liabilities	13,538	13,934
Debt, net	111,704	108,429
TOTAL LIABILITIES	218,568	156,280
COMMITMENTS AND CONTINGENCIES (Note 14)
EQUITY
Forestar Group Inc. shareholders’ equity:
Common stock, par value $1.00 per share, 200,000,000 authorized shares, 41,939,403 issued at September 30, 2018 and 41,938,936 issued at December 31, 2017	41,939	41,939
Additional paid-in capital	506,317	505,977
Retained earnings	125,110	56,296
Total Forestar Group Inc. shareholders’ equity	673,366	604,212
Noncontrolling interests	1,212	1,420
TOTAL EQUITY	674,578	605,632
TOTAL LIABILITIES AND EQUITY	$893,146	$761,912

See accompanying notes to consolidated financial statements.

FORESTAR GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Nine Months Ended September 30, 2018	For the Twelve Months Ended December 31,
		2017	2016
	(In thousands, except per share amounts)
REVENUES
Real estate	$78,298	$112,746	$190,273
Mineral resources	—	1,502	5,076
Other	24	74	1,965
	78,322	114,322	197,314
COST AND EXPENSES
Cost of real estate	(48,872)	(67,929)	(169,321)
Cost of mineral resources	—	(38,315)	(763)
Cost of other	(603)	(6,450)	(5,075)
Other operating expense	(7,581)	(18,743)	(26,951)
General and administrative expense	(11,811)	(56,531)	(21,597)
	(68,867)	(187,968)	(223,707)
GAIN ON SALE OF ASSETS	27,756	113,411	166,747
OPERATING INCOME	37,211	39,765	140,354
Equity in earnings of unconsolidated ventures	4,795	17,899	6,123
Interest expense	(3,741)	(8,532)	(19,985)
Loss on extinguishment of debt, net	—	(611)	(35,864)
Interest and other income	6,395	3,600	1,718
INCOME FROM CONTINUING OPERATIONS BEFORE TAXES	44,660	52,121	92,346
Income tax benefit (expense)	25,372	(45,820)	(15,302)
NET INCOME FROM CONTINUING OPERATIONS	70,032	6,301	77,044
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAXES	—	46,031	(16,865)
CONSOLIDATED NET INCOME	70,032	52,332	60,179
Less: Net income attributable to noncontrolling interests	(1,218)	(2,078)	(1,531)
NET INCOME ATTRIBUTABLE TO FORESTAR GROUP INC.	$68,814	$50,254	$58,648
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	41,939	42,143	34,546
Diluted	41,969	42,381	42,334
NET INCOME (LOSS) PER BASIC SHARE
Continuing operations	$1.64	$0.10	$1.80
Discontinued operations	$—	$1.09	$(0.40)
NET INCOME PER BASIC SHARE	$1.64	$1.19	$1.40
NET INCOME (LOSS) PER DILUTED SHARE
Continuing operations	$1.64	$0.10	$1.78
Discontinued operations	$—	$1.09	$(0.40)
NET INCOME PER DILUTED SHARE	$1.64	$1.19	$1.38

See accompanying notes to consolidated financial statements.

FORESTAR GROUP INC.
CONSOLIDATED STATEMENTS OF EQUITY

		Forestar Group Inc. Shareholders' Equity
		Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings (Accumulated Deficit)	Non-controlling Interests
	Total	Shares	Amount		Shares	Amount
	(In thousands, except share amounts)
Balance at December 31, 2015	$504,115	36,946,603	$36,947	$561,850	(3,203,768)	$(51,151)	$(46,046)	$2,515
Net income	60,179	—	—	—	—	—	58,648	1,531
Distributions to noncontrolling interests	(2,579)	—	—	—	—	—	—	(2,579)
Issuances of common stock for vested share-settled units	—	—	—	(4,570)	288,397	4,570	—	—
Issuances from exercises of stock options, net of swaps	328	—	—	(224)	35,406	552	—	—
Shares withheld for payroll taxes	(222)	—	—	(28)	(23,312)	(194)	—	—
Shares repurchased	(3,537)	—	—	—	(283,976)	(3,537)	—	—
Share-based compensation	4,045	—	—	4,045	—	—	—	—
Settlement of tangible equity units	—	7,857,000	7,857	(7,857)	—	—	—	—
Reacquisition of equity component related to convertible debt	(211)	—	—	(211)	—	—	—	—
Balance at December 31, 2016	$562,118	44,803,603	$44,804	$553,005	(3,187,253)	$(49,760)	$12,602	$1,467
Net income	52,332	—	—	—	—	—	50,254	2,078
Distributions to noncontrolling interests	(2,125)	—	—	—	—	—	—	(2,125)
Issuances of common stock for vested share-settled units	—	—	—	(5,224)	335,261	5,224	—	—
Issuances from exercises of stock options, net of swaps	616	—	—	(367)	63,195	983	—	—
Shares withheld for payroll taxes	(981)	—	—	—	(75,870)	(981)	—	—
Retirement of treasury shares	—	(2,864,667)	(2,865)	(35,109)	2,864,667	44,534	(6,560)	—
Share-based compensation	6,458	—	—	6,458	—	—	—	—
Settlement of equity awards	(12,786)	—	—	(12,786)	—	—	—	—
Balance at December 31, 2017	$605,632	41,938,936	$41,939	$505,977	—	$—	$56,296	$1,420
Net income	70,032	—	—	—	—	—	68,814	1,218
Distributions to noncontrolling interests	(1,426)	—	—	—	—	—	—	(1,426)
Issuances of restricted stock units	—	467	—	—	—	—	—	—
Share-based compensation	340	—	—	340	—	—	—	—
Balance at September 30, 2018	$674,578	41,939,403	$41,939	$506,317	—	$—	$125,110	$1,212

See accompanying notes to consolidated financial statements.

FORESTAR GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2018	For the Year Ended December 31,
		2017	2016
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$70,032	$52,332	$60,179
Adjustments:
Depreciation, depletion and amortization	3,945	5,463	11,447
Change in deferred income taxes	(24,831)	(1,705)	(1,360)
Equity in earnings of unconsolidated ventures	(4,795)	(17,899)	(6,123)
Distributions of earnings of unconsolidated ventures	3,536	23,041	7,719
Share-based compensation	340	6,643	4,037
Real estate cost of sales	48,356	63,999	98,412
Real estate development and acquisition expenditures, net	(413,381)	(103,904)	(81,179)
Reimbursements from utility and improvement districts	5,888	20,071	27,107
Asset impairments	338	47,172	60,939
Loss on debt extinguishment, net	—	611	35,864
Gain on sale of assets	(27,756)	(113,214)	(153,083)
Other	(1,104)	2,877	5,359
Changes in:
Notes and accounts receivables	1,842	3,626	13,486
Prepaid expenses, land purchase contract deposits and other	(3,537)	(1,345)	(133)
Accounts payable and other accrued liabilities	18,364	(7,806)	(17,009)
Earnest money deposits on sales contracts	37,462	570	298
Income taxes	2,288	4,193	1,189
Net cash (used in) provided by operating activities	(283,013)	(15,275)	67,149
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, equipment, software, and other	(48)	(52)	(6,138)
Oil and gas properties and equipment	—	(2,400)	(579)
Investment in unconsolidated ventures	—	(4,548)	(6,089)
Proceeds from sales of assets	258,260	130,146	427,849
Return of investment in unconsolidated ventures	756	11,398	5,700
Net cash provided by investing activities	258,968	134,544	420,743
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of debt	(541)	(10,049)	(315,229)
Additions to debt	250	3,036	3,184
Deferred financing fees	(2,270)	(313)	—
Change in restricted cash	23,832	(39,742)	—
Distributions to noncontrolling interests, net	(1,426)	(2,125)	(2,579)
Settlement of equity awards	—	(12,786)	—
Exercise of stock options	—	616	—
Repurchases of common stock	—	—	(3,537)
Payroll taxes on restricted stock and stock options	(1)	(981)	(222)
Other	—	—	119
Net cash provided by (used in) financing activities	19,844	(62,344)	(318,264)
Net increase (decrease) in cash and cash equivalents	(4,201)	56,925	169,628
Cash and cash equivalents at beginning of period	322,995	266,070	96,442
Cash and cash equivalents at end of period	$318,794	$322,995	$266,070
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$4,468	$4,913	$14,790
Income taxes paid (refunded), net	$(3,410)	$(2,699)	$10,205
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
Capitalized interest	$3,550	$1,655	$2,838
See accompanying notes to consolidated financial statements.

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

Basis of Presentation

Our consolidated financial statements include the accounts of Forestar Group Inc. ("Forestar"), all subsidiaries, ventures and other entities in which we have a controlling interest. We account for our investments in other entities in which we have significant influence over operations and financial policies using the equity method. We eliminate all material intercompany accounts and transactions. Noncontrolling interests in consolidated pass-through entities are recognized before income taxes.

We prepare our financial statements in accordance with U.S. Generally Accepted Accounting Principles ("U.S. GAAP"), which require us to make estimates and assumptions about future events. Actual results can, and probably will, differ from those we currently estimate.

We divested substantially all of our oil and gas working interest properties in 2016, and as a result we have reported the results of operations as discontinued operations for 2017 and 2016. There was no activity related to these operations during the nine months ended September 30, 2018.

The transactions included in our net income in the consolidated statements of operations are the same as those that would be presented in comprehensive income. Thus, our net income equates to comprehensive income.

On October 5, 2017, we became a majority-owned subsidiary of D.R. Horton, Inc. ("D.R. Horton") by virtue of a merger with a wholly-owned subsidiary of D.R. Horton (the "Merger"). The Merger was accounted for under the acquisition method in accordance with U.S. GAAP. D.R. Horton was the acquirer for accounting purposes and our consolidated financial statements continue to be stated at historical cost. Immediately following the Merger, D.R. Horton owned 75% of our outstanding common stock. In connection with the Merger, we entered into certain agreements with D.R. Horton including a Stockholder’s Agreement, a Master Supply Agreement, and a Shared Services Agreement. D.R. Horton is considered a related party of Forestar under U.S. GAAP.

Change in Fiscal Year

Following the Merger, we changed our fiscal year-end from December 31 to September 30, effective January 1, 2018. This change aligns our fiscal year-end reporting calendar with D.R. Horton. Our results of operations, cash flows, and all transactions impacting shareholders equity presented in this Form 10-KT are for the nine months ended September 30, 2018 and our fiscal years 2017 and 2016 are for the twelve months ended December 31, 2017 and December 31, 2016 unless otherwise noted. This Form 10-KT also includes an unaudited statement of operations for the comparable stub period of January 1, 2017 to September 30, 2017 (See Note 19 — Transition Period Comparative Data).

Strategic Asset Sale

On February 8, 2018, we entered into and closed on a Purchase and Sale Agreement with Starwood Land, L.P. (“Starwood”) to sell 24 legacy projects for $232,000,000 which generated $217,506,000 in net proceeds. This strategic asset sale included projects owned both directly and indirectly through ventures and consisted of approximately 750 developed and under development lots, over 4,000 future undeveloped lots, 730 unentitled acres in California, an interest in one multifamily operating property and a multifamily development site. This sale helped to further streamline our business and provided additional capital for growth.

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Reclassifications
Certain items have been reclassified from other operating expense to cost of real estate in the prior year consolidated statements of operations to conform to the classification used in the current year. We have reclassified the change in earnest money deposits in the prior year statements of cash flow from change in accounts payable and other accrued liabilities to conform to the classifications used in the current year. We have reclassified proceeds from land and lot closings held for the Company’s benefit at title companies in the prior year consolidated balance sheets from receivables to cash and cash equivalents to conform to the classification used in the current year. These reclassifications had no effect on our consolidated operating results.

Cash and Cash Equivalents

Cash and cash equivalents include cash, other short-term instruments with original maturities of three months or less and proceeds from land and lot closings held for the Company’s benefit at title companies.

Discontinued Operations
We have divested all of our oil and gas working interest properties. As a result of this significant change in operations, we have reported the results of operations as discontinued operations for the fiscal years ended December 31, 2017 and 2016. The consolidated statements of cash flows for 2017 and 2016 reflect cash flows from both continuing and discontinued operations. There was no activity related to discontinued operations during the nine months ended September 30, 2018.

Fair Value Measurements

Financial instruments for which we did not elect the fair value option include cash and cash equivalents, restricted cash, receivables, other assets, debt, accounts payable and other liabilities. With the exception of debt, the carrying amounts of these financial instruments approximate their fair values due to their short-term nature or variable interest rates. We determine the fair value of fixed rate financial instruments using quoted prices for similar instruments in active markets.

Non-financial assets measured at fair value on a non-recurring basis include real estate assets, assets held for sale, and intangible assets which are measured for impairment.

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

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Property and Equipment

We carry property and equipment at cost less accumulated depreciation. We capitalize the cost of significant additions and improvements, and we expense the cost of repairs and maintenance. We depreciate these assets using the straight-line method over their estimated useful lives as follows:

	Estimated Useful Lives	September 30, 2018	December 31, 2017
		(In thousands)
Buildings and building improvements	10 to 40 years	$353	$2,162
Property and equipment	2 to 10 years	3,074	4,513
		3,427	6,675
Less: accumulated depreciation		(1,681)	(4,672)
		$1,746	$2,003

Depreciation expense of property and equipment was $157,000 in the nine months ended September 30, 2018, $441,000 in fiscal 2017 and $889,000 in fiscal 2016.

Real Estate

We carry real estate at the lower of cost or fair value less cost to sell. We capitalize interest costs throughout the development period. We also capitalize infrastructure, improvements, amenities, and other development costs incurred during the development period. We determine the cost of real estate sold using the relative sales value method. When we sell real estate from projects that are not finished, we include in the cost of real estate sold estimates of future development costs through completion, allocated based on relative sales values. These estimates of future development costs are reevaluated throughout the life of the project, with any adjustments being allocated prospectively to the remaining lots available for sale. We receive earnest money deposits from homebuilders for purchases of developed lots. These earnest money deposits are typically released to the homebuilders as lots are developed and sold. In certain instances earnest money deposits are subject to mortgages which are secured by the real estate under contract with the homebuilder. These mortgages expire when the earnest money is released to the homebuilders as lots are developed and sold. At September 30, 2018, $214,773,000 of real estate was subject to earnest money mortgages, and at December 31, 2017, $40,408,000 of real estate was subject to earnest money mortgages, including $25,712,000 which was classified as assets held for sale at December 31, 2017.

We have agreements with utility or improvement districts, whereby we agree to convey to the districts water, sewer and other infrastructure-related assets we have constructed in connection with projects within their jurisdiction. The reimbursement for these assets ranges from 70% to 90% of allowable cost as defined by the district. The transfer is consummated and we receive payment when the districts have a sufficient tax base to support funding of their bonds. The cost we incur in constructing these assets, net of the amount expected to be collected, is included in capitalized development costs.

Impairment of Real Estate Assets

We review real estate assets held for use for impairment when events or circumstances indicate that their carrying value may not be recoverable. Impairment exists if the carrying amount of the asset is not recoverable from the undiscounted cash flows expected from its use and eventual disposition. We determine the amount of the impairment loss by comparing the carrying value of the asset to its estimated fair value. We generally determine fair value based on the present value of future cash flows expected from the sale of the asset. Non-cash impairment charges related to our owned and consolidated real estate assets are included in cost of real estate. In the nine months ended September 30, 2018, we recorded $338,000 in non-cash impairment charges related to one real estate project. In 2017, we recorded $3,420,000 in non-cash impairment charges related to the asset group sold in the 2018 strategic asset sale to Starwood and one mitigation project. In 2016, we recorded $56,453,000 in non-cash impairment charges related to six non-core community development projects and two multifamily sites.

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Real Estate Revenue

We recognize revenue from sales of real estate when a sale is consummated, the buyer’s initial investment is adequate, any receivables are probable of collection, the usual risks and rewards of ownership have been transferred to the buyer, and we do not have significant continuing involvement with the real estate sold. When we have an obligation to complete improvements on property subsequent to the date of sale, we utilize the percentage of completion method of accounting to record revenues and cost of sales. Under percentage of completion accounting, we recognize revenues and cost of sales based upon the ratio of development costs completed as of the date of sale to an estimate of total development costs which will ultimately be incurred. As a result of our continuing involvement in the development of 168 lots sold to D.R. Horton in nine months ended September 30, 2018, we have deferred $6,420,000 of revenue and $760,000 of profit as of September 30, 2018 which will be recognized on a percentage of completion basis.

Share-Based Compensation

The fair value of equity-settled awards is determined on the grant date. We expense share-based awards ratably over the vesting period or earlier based on retirement eligibility.

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 2 — New and Pending Accounting Pronouncements

Pending Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The updated standard becomes effective for annual and interim periods beginning after December 15, 2017. Due to our change in fiscal year-end, this standard is effective for us beginning October 1, 2018. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). We currently anticipate adopting the standard using the cumulative catch-up transition method. While we are continuing to assess all potential impacts of the standard, we expect our recognition of revenue related to residential lot and tract sales will remain substantially unchanged. Due to the complexity of certain of our real estate sale transactions, the revenue recognition treatment required under the standard will be dependent on contract-specific terms, and may vary in some instances from recognition at the time of the sale closing.

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

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 3 — Real Estate

Real estate consists of:

	September 30, 2018	December 31, 2017
	(In thousands)
Entitled, developed and under development projects	$495,437	$127,442
Other	2,606	2,938
	$498,043	$130,380

In the nine months ended September 30, 2018, we invested $315,415,000 for the acquisition of residential real estate and $97,966,000 for the development of our owned and consolidated residential real estate. At September 30, 2018, entitled, developed and under development projects includes $34,919,000 related to entitled, undeveloped land which we acquired during the nine months ended September 30, 2018. We have the contractual right to sell this undeveloped land to D.R. Horton within a year of our purchase of the asset or earlier at D.R. Horton's discretion at a sales price equal to our carrying value at the time of sale in addition to holding and closing costs plus 12% per annum. Alternatively, within a year of our purchase of the asset, we may elect to develop this land into residential lots and enter into a lot purchase and sale agreement with D.R. Horton.

Note 4 — Segment Information

Historically, we managed our operations through our real estate segment, mineral resources segment (previously referred to as oil and gas) and other segment (previously referred to as other natural resources). We divested substantially all of our oil and gas working interest properties in 2016 and sold all of our remaining owned mineral assets and related entities in 2017. As a result, our mineral resources segment has no operating results for the nine months ended September 30, 2018. At the beginning of fiscal year 2018, we began managing our operations through two business segments, real estate and other.

Our real estate segment primarily acquires land, secures remaining entitlements and develops infrastructure for single-family residential communities. Our real estate segment generates its revenues principally from sales of residential single-family finished lots that we have developed.

At September 30, 2018, our other segment consisted of non-core water interests in 10,000 acres of groundwater leases in central Texas. In the nine months ended September 30, 2018 we sold non-core water interests in Texas, Louisiana, Georgia and Alabama that were classified as assets held for sale at December 31, 2017 for $10,479,000, which generated a gain of $9,118,000.

We evaluate performance based on segment earnings (loss) before unallocated items and income taxes. Segment earnings (loss) consist of operating income, equity in earnings (loss) of unconsolidated ventures, gain on sale of assets, interest income and net (income) loss attributable to noncontrolling interests. Items not allocated to our business segments consist of general and administrative expense, share-based and long-term incentive compensation, gain on sale of timberland assets, interest expense, and interest and other income. The accounting policies of the segments are the same as those described in Note 1 — Summary of Significant Accounting Policies. Our revenues are derived from our U.S. operations and all of our assets are located in the U.S. In 2018, D.R. Horton accounted for $39,139,000 of our real estate revenues and one other homebuilder accounted for $9,663,000 of our total real estate revenues.

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

	Real Estate	Mineral Resources	Other	Items Not Allocated to Segments		Total
	(In thousands)
For the nine months ended or at September 30, 2018
Revenues	$78,298	$—	$24	$—		$78,322
Gain on sale of assets	18,638	—	9,118	—	(a)	27,756
Equity in earnings of unconsolidated ventures	4,795	—	—	—		4,795
Income (loss) before taxes from continuing operations attributable to Forestar Group Inc.	46,252	—	8,262	(11,072)	(a)	43,442
Total assets	522,083	—	1,943	369,120		893,146
Investment in unconsolidated ventures	11,721	—	—	—		11,721
For the year or at year-end 2017
Revenues	$112,746	$1,502	$74	$—		$114,322
Gain on sale of assets	1,915	82,422	400	28,674	(a)	113,411
Equity in earnings of unconsolidated ventures	16,500	1,395	4	—		17,899
Income (loss) before taxes from continuing operations attributable to Forestar Group Inc.	47,281	45,552	(6,393)	(36,397)	(a)	50,043
Total assets	386,222	—	3,346	372,344		761,912
Investment in unconsolidated ventures	64,579	—	—	—		64,579
For the year or at year-end 2016
Revenues	$190,273	$5,076	$1,965	$—		$197,314
Gain on sale of assets	117,856	—	—	48,891	(a)	166,747
Equity in earnings of unconsolidated ventures	5,778	173	172	—		6,123
Income (loss) before taxes from continuing operations attributable to Forestar Group Inc.	121,420	3,327	(4,625)	(29,307)	(a)	90,815
Total assets (b)	403,062	38,907	11,531	279,694		733,194
Investment in unconsolidated ventures	77,611	—	—	—		77,611

In 2017, we sold our remaining owned mineral assets for approximately $85,700,000, which generated gains of $82,422,000. These gains were partially offset by a $37,900,000 non-cash impairment charge associated with the mineral resources reporting unit goodwill which is included in cost of mineral resources in our consolidated statement of operations.

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

_________________________

(a)	Items not allocated to segments consist of:

	For the Nine Months Ended September 30, 2018	For the Twelve Months Ended December 31,
		2017	2016
	(In thousands)
General and administrative expense	$(11,443)	$(50,354)	$(18,274)
Share-based and long-term incentive compensation expense	(512)	(7,201)	(4,425)
Gain on sale of assets	—	28,674	48,891
Interest expense	(3,741)	(8,532)	(19,985)
Loss on extinguishment of debt, net	—	(611)	(35,864)
Interest and other income	4,624	1,627	350
	$(11,072)	$(36,397)	$(29,307)
_________________________

(b)	Total assets excludes assets of discontinued operations of $14,000 in 2016.
General and administrative expense in 2017 includes Merger related transaction costs of $37,216,000 which included a Merger termination fee of $20,000,000 paid to Starwood Capital Group, $11,787,000 in professional fees and other costs, and $5,429,000 in executive severance and change in control costs.

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 5—Held for Sale

The major classes of assets and liabilities held for sale were as follows:

	September 30, 2018	December 31, 2017
	(In thousands)
Assets Held for Sale:
Real estate	$—	$180,247
Property and equipment, net	—	1,360
	$—	$181,607

Liabilities Held for Sale:
Accounts payable	$—	$1,017

On February 8, 2018, we entered into and closed on a Purchase and Sale Agreement with Starwood Land, L.P. ("Starwood") to sell 24 legacy projects for $232,000,000. This strategic asset sale included projects owned both directly and indirectly through ventures and consisted of approximately 750 developed and under development residential lots, over 4,000 future undeveloped residential lots, 730 unentitled acres in California, an interest in one multifamily operating property and a multifamily development site. The agreement contains representations, warranties and indemnities customary for a real estate industry asset sale and includes certain adjustment provisions to the purchase price. The total net proceeds after certain purchase price adjustments, closing costs and other costs associated with selling these assets was $217,506,000. The net proceeds are classified as investing activities in our consolidated statements of cash flows due to the strategic nature of the transaction and bulk sale of primarily undeveloped future residential lots to a strategic buyer which is not in the normal course of our business operations of developing and selling residential lots to homebuilders. The transaction resulted in a gain on sale of assets of $716,000 and is included in our consolidated statement of operations for the nine months ended September 30, 2018.

In the nine months ended September 30, 2018, we sold non-core water interests in Texas, Louisiana, Georgia and Alabama that were classified as assets held for sale at December 31, 2017 for $10,479,000, which generated a gain of $9,118,000. With the completion of this sale we have divested all assets previously classified as held for sale.

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 6 — Investment in Unconsolidated Ventures

In the past, we have participated in real estate ventures for the purpose of acquiring and developing residential, multifamily and mixed-use communities in which we may or may not have a controlling financial interest. U.S. GAAP requires consolidation of Variable Interest Entities (VIEs) in which an enterprise has a controlling financial interest and is the primary beneficiary. A controlling financial interest will have both of the following characteristics: (a) the power to direct the VIE activities that most significantly impact economic performance and (b) the obligation to absorb the VIE losses and right to receive benefits that are significant to the VIE. We examine specific criteria and use judgment when determining whether a venture is a VIE and whether we are the primary beneficiary. We perform this review initially at the time we enter into venture agreements and reassess upon reconsideration events.

At September 30, 2018, we had ownership interests in five ventures in which we have significant influence over operations and financial policies. We have accounted for these ventures using the equity method of accounting. None of our unconsolidated ventures are a VIE.

Combined summarized balance sheet information for our ventures accounted for using the equity method follows:

	September 30, 2018	December 31, 2017
	(In thousands)
Assets:
Cash and cash equivalents	$10,162	$13,119
Real estate	17,248	168,914
Other assets	127	21,721
Total assets	$27,537	$203,754
Liabilities and Equity:
Accounts payable and other liabilities	$651	$13,101
Debt (a)	—	85,133
Equity	26,886	105,520
Total liabilities and equity	$27,537	$203,754

Forestar's investment in unconsolidated ventures	$11,721	$64,579

Combined summarized income statement information for our ventures accounted for using the equity method follows:

	Nine Months Ended September 30,	Twelve Months Ended December 31,
	2018	2017	2016
	(In thousands)
Revenues	$22,215	$65,748	$46,130
Earnings	$15,112	$39,150	$9,119
Forestar's equity in earnings of unconsolidated ventures	$4,795	$17,899	$6,123
_____________________

(a)
At September 30, 2018 there was no venture debt outstanding and therefore, there is no amount which is recourse to us. At December 31, 2017, $4,583,000 of the total venture debt outstanding was recourse to us.

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

In the nine months ended September 30, 2018, our equity in earnings from one of our unconsolidated ventures in which we own a 37.5% interest, LM Land Holdings, LP, accounted for over 10% of our consolidated pre-tax income. At September 30, 2018, LM Land Holdings, LP had $21,618,000 in venture assets, $409,000 in accounts payable and other liabilities, and $21,209,000 in venture equity on its balance sheet. At September 30, 2018, our investment in this venture was $8,912,000. In the nine months ended September 30, 2018, LM Land Holdings, LP recognized $17,425,000 of revenues and generated $18,135,000 in earnings, which includes $5,679,000 of earnings related to the recognition of a deferred gain. Our share of these earnings was $6,352,000.

In the nine months ended September 30, 2018, we made no further investments in these ventures and received $4,292,000 in distributions; in 2017, we invested $4,548,000 in these ventures and received $34,439,000 in distributions; and in 2016, we invested $6,089,000 in these ventures and received $13,419,000 in distributions. Distributions include both return of investments and distributions of earnings.

In the nine months ended September 30, 2018, we sold our ownership interest in eight of our unconsolidated ventures to Starwood as part of a strategic asset sale (See Note 5—Held for Sale). In the nine months ended September 30, 2018, we also sold our interest in a residential venture in Atlanta, generating $11,049,000 in net proceeds and a gain of $2,030,000. We also sold our interest in a multifamily venture near Denver, generating $19,226,000 in net proceeds and a gain of $14,573,000.

In the nine months ended September 30, 2018, a venture in which we own a 50% interest recognized a non-cash impairment charge of $3,045,000 associated with a golf course near Atlanta. Our share of this non-cash impairment charge is included within equity in earnings of unconsolidated ventures in our consolidated statements of operations.

In 2017, a multifamily venture in which we owned a 30% interest sold a 320-unit multifamily project in Nashville for $71,750,000 and recognized a gain of $18,986,000. Our share of earnings was $7,783,000 and we received a distribution of $11,956,000 as a result of this sale.

In 2017, a venture in which we owned a 50% interest benefited from the sale of 46 commercial acres in Houston for $9,719,000 generating $6,612,000 in earnings to the venture. Our pro-rata share of the earnings associated with this sale was $3,306,000 and our pro-rata share of the total distributable cash was $4,348,000.

In 2017, a venture in which we own a 50% interest, sold certain mineral assets to us for $2,400,000. Subsequent to closing of this transaction, we received $1,200,000 from the venture, representing our pro-rata share of distributable cash. In 2017, this venture recognized a non-cash impairment charge of $3,756,000 associated with a commercial tract near Corpus Christi.

In 2016, we sold our interest in a multifamily venture that owned a 304-unit multifamily property near Denver, generating $13,917,000 in net proceeds and a gain of $10,363,000 which is included in gain on sale of assets.

We provided construction and development services for some of these ventures for which we receive fees. Fees for these services were $0 in 2018, $741,000 in 2017 and $2,466,000 in 2016, and are included in real estate revenues in our consolidated statements of operations.

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 7 — Discontinued Operations
We have divested all of our oil and gas working interest properties. As a result of this significant change in operations, we have reported the results of operations as discontinued operations for the years ended December 31, 2017 and 2016. There was no activity related to these operations during the nine months ended September 30, 2018.

Summarized results from discontinued operations were as follows:

	For the Nine Months Ended September 30, 2018	For the Twelve Months Ended December 31,
		2017	2016
	(In thousands)
Revenues	$—	$15	$5,862
Cost of oil and gas producing activities	—	(52)	(6,578)
Other operating income (expense)	—	226	(7,754)
Income (loss) from discontinued operations before income taxes	$—	$189	$(8,470)
Loss on sale of assets before income taxes	—	(197)	(13,664)
Income tax benefit	—	46,039	5,269
Income (loss) from discontinued operations, net of taxes	$—	$46,031	$(16,865)

In 2017, we sold all common stock of Forestar Petroleum Corporation for $100,000 which completed the sale of all of our oil and gas assets and related entities. This transaction resulted in a significant tax loss, and the corresponding tax benefit is reported in discontinued operations in 2017.

In 2016, we recorded a net loss of $13,664,000 on the sale of 199,263 net mineral acres leased from others and 379 gross (95 net) producing oil and gas working interest wells in Nebraska, Kansas, Oklahoma and North Dakota for total net proceeds of $80,374,000.

Significant operating activities and investing activities of discontinued operations included in our consolidated statements of cash flows were as follows:

	For the Nine Months Ended September 30, 2018	For the Twelve Months Ended December 31,
		2017	2016
	(In thousands)
Operating activities:
Asset impairments	$—	$—	$612
Accounts payable and other accrued liabilities	—	(3,000)	—
Loss on sale of assets	—	197	13,664
Depreciation, depletion and amortization	—	—	2,202
	$—	$(2,803)	$16,478

Investing activities:
Oil and gas properties and equipment	$—	$—	$(579)
Proceeds from sale of assets	—	200	77,105
	$—	$200	$76,526

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 8 — Receivables

Receivables consist of:

	September 30, 2018	December 31, 2017
	(In thousands)
Other receivables and accrued interest	$42	$1,345
Loans secured by real estate, average interest rate of 5.40% at September 30, 2018 and December 31, 2017	2,687	3,776
	2,729	5,121
Allowance for bad debts	(26)	(26)
	$2,703	$5,095

Loans secured by real estate generally are secured by a deed of trust and due within three to five years.

Note 9 — Debt, net

Debt consists of:

	September 30, 2018	December 31, 2017
	(In thousands)
3.75% convertible senior notes due 2020, net of discount and fees	$111,704	$108,139
Revolving credit facility, maturing 2021	—	—
Other indebtedness -— 5.50% interest rate	—	290
	$111,704	$108,429

Senior Unsecured Credit Facility

On August 16, 2018, we entered into a $380,000,000 senior unsecured revolving credit facility with an uncommitted
$190,000,000 accordion feature that could increase the size of the facility to $570,000,000, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to 50% of the revolving credit commitment. Borrowings under the revolving credit facility are subject to a borrowing base based on the book value of our real estate and unrestricted cash. The maturity date of the facility is August 16, 2021. The maturity date of the revolving credit facility may be extended by up to one year on up to three occasions, subject to approval of lenders holding a majority of the commitments. Letters of credit issued under the facility reduce the available borrowing capacity. At September 30, 2018, there were no borrowings outstanding and $4,468,000 of letters of credit issued under the revolving credit facility, resulting in available borrowing capacity of $375,532,000.

The revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require a minimum level of tangible net worth, a minimum level of liquidity, and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At September 30, 2018, we were in compliance with all of the covenants, limitations and restrictions of our revolving credit facility and public debt obligations.

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Secured Letter of Credit Agreement

On October 5, 2017, we entered into a letter of credit facility agreement with lenders providing for a $30,000,000 secured standby letter of credit facility (the “LC Facility”). The LC Facility was secured by $30,000,000 in cash deposited with the administrative agent. In addition, we had $10,000,000 on deposit with a participating lender related to the LC Facility. Cash deposited for this purpose was classified as restricted cash at December 31, 2017 on our consolidated balance sheets.

On August 16, 2018, in connection with entering into the revolving credit facility agreement discussed above, we amended the letter of credit facility agreement. Under the amendment, the letters of credit issued by one bank under the LC Facility were transferred into the new revolving credit facility. The amendment reduced the capacity of the LC Facility from $30,000,000 to $15,415,000 and provided for a corresponding release of cash collateral on deposit with the administrative agent in the amount of $13,815,000. In addition, $10,000,000 on deposit with a participating lender was released in conjunction with this amendment. The amendment also extended the maturity date of the facility to October 5, 2019. At September 30, 2018, letters of credit outstanding under the LC Facility totaled $15,415,000, secured by $16,185,000 in cash, which is classified as restricted cash on our consolidated balance sheets.

3.75% Convertible Senior Notes due 2020

At September 30, 2018, the principal amount of the 3.75% Convertible Senior Notes due 2020 (the "Convertible Notes") was $118,923,000 and the unamortized debt discount was $6,519,000. The effective interest rate on the liability component was 8% and the carrying amount of the equity component was $16,847,000. We intend to settle the principal amount of the Convertible Notes in cash upon conversion in 2020, with any excess conversion value to be settled in shares of our common stock.

Deferred Fees

At September 30, 2018 and December 31, 2017, we had $700,000 and $1,058,000 in unamortized deferred financing fees, respectively, which were deducted from our debt. Amortization of all deferred financing fees was $576,000 in the nine months ended September 30, 2018, $979,000 in 2017 and $3,598,000 in 2016 and was included in interest expense.

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

We elected not to use the fair value option for cash and cash equivalents, restricted cash, receivables, other assets, debt, accounts payable and other liabilities. The carrying amounts of these financial instruments approximate their fair values due to their short-term nature or variable interest rates. We determine the fair value of fixed rate financial instruments using quoted prices for similar instruments in active markets.

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Information about our fixed rate financial instruments not measured at fair value follows:

	September 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Technique
	(In thousands)
Fixed rate debt	$(112,404)	$(113,237)	$(109,197)	$(109,114)	Level 2

Non-financial assets measured at fair value on a non-recurring basis include real estate assets, assets held for sale and intangible assets, which are measured for impairment.

In the nine months ended September 30, 2018, one land parcel was remeasured and reported at fair value due to events or circumstances that indicated the carrying value may not be recoverable. We determined estimated fair value of the parcel based on offers received by third parties. As a result, we recognized a non-cash asset impairment charge of $338,000 in the nine months ended September 30, 2018, which is included in cost of real estate in our consolidated statements of operations.

In 2017, we recognized a non-cash impairment charge of $37,900,000 related to goodwill attributable to our mineral resources reporting unit as a result of selling our remaining owned mineral assets which is included in cost of mineral resources in our consolidated statements of operations. We recognized non-cash impairment charges of $5,852,000 related to our non-core water assets in central Texas and Georgia which is included in cost of other in our consolidated statements of operations and $420,000 related to a non-core mitigation project in Georgia which is included in cost of real estate in our consolidated statements of operations. We also recorded a non-cash impairment charge of $3,000,000 related to the asset group to be disposed of in the strategic asset sale to Starwood on February 8, 2018 which is included in cost of real estate in our consolidated statements of operations.

Non-financial assets measured at fair value on a non-recurring basis are as follows:

	September 30, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Non-financial Assets and Liabilities:
Real estate held for sale	$—	$—	$—	$—	$—	$180,247	$—	$180,247
Property and equipment, net	$—	$—	$—	$—	$—	$—	$1,987	$1,987
Real estate	$—	$240	$—	$240	$—	$—	$—	$—

At December 31, 2017, we based the valuations of our real estate held for sale primarily on offers received from third parties and we based the valuations of our water assets and the mitigation project primarily on past and current negotiations with expected buyers.

Note 11 — Capital Stock

We have an effective shelf registration statement filed with the Securities and Exchange Commission (SEC) on September 24, 2018, which became effective on October 4, 2018, registering $500,000,000 of equity securities.

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 12 — Net Income per Share

Basic and diluted earnings (loss) per share are computed using the treasury stock method in fiscal year 2018 and 2017 and the two-class method for 2016. The two-class method is an earnings allocation formula that determines net income per share for each class of common stock and participating security. We previously determined that our 6.00% tangible equity units were participating securities. Per share amounts are computed by dividing earnings available to common shareholders by the weighted average shares outstanding during each period. In periods with a net loss, no such adjustment is made to earnings as the holders of the participating securities have no obligation to fund losses.

The computations of basic and diluted earnings (loss) per share are as follows:

	For the Nine Months Ended September 30, 2018	For the Twelve Months Ended December 31,
		2017	2016
	(In thousands)
Numerator:
Continuing operations
Net income from continuing operations	$70,032	$6,301	$77,044
Less: Net income attributable to noncontrolling interest	(1,218)	(2,078)	(1,531)
Earnings available for diluted earnings per share	$68,814	$4,223	$75,513
Less: Undistributed net income from continuing operations allocated to participating securities	—	—	(13,493)
Earnings from continuing operations available to common shareholders for basic earnings per share	$68,814	$4,223	$62,020

Discontinued operations
Net income (loss) from discontinued operations available for diluted earnings per share	—	46,031	(16,865)
Less: Undistributed net income from discontinued operations allocated to participating securities	—	—	3,014
Earnings (loss) from discontinued operations available to common shareholders for basic earnings per share	—	46,031	(13,851)
Denominator:
Weighted average common shares outstanding — basic	41,939	42,143	34,546
Weighted average common shares upon conversion of participating securities (a)	—	—	7,515
Dilutive effect of stock options, restricted stock and equity-settled awards	30	238	273
Total weighted average shares outstanding — diluted	41,969	42,381	42,334
Anti-dilutive awards excluded from diluted weighted average shares	—	1,093	2,102
 _____________________

(a)	Our earnings per share calculation for 2016 reflects the weighted average shares issuable upon settlement of the prepaid stock purchase contract component of our 6.00% tangible equity units.

On December 15, 2016, we issued 7,857,000 shares of our common stock upon settlement of the stock purchase contract related to the 6.00% tangible equity units.

We intend to settle the principal amount of the Convertible Notes in cash upon conversion in 2020 with any excess conversion value to be settled in shares of our common stock. Therefore, only the amount in excess of the par value of the Convertible Notes will be included in our calculation of diluted net income per share using the treasury stock method. As such, the Convertible Notes have no impact on diluted net income per share until the price of our common stock exceeds the conversion price of the Convertible Notes of $51.42. The price of our common stock did not exceed the conversion price in fiscal year 2018 so the Convertible Notes had no impact on diluted net income per share in the nine months ended September 30, 2018.

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 13 — Income Taxes

Income tax expense from continuing operations consists of:

	For the Nine Months Ended September 30, 2018	For the Twelve Months Ended December 31,
		2017	2016
	(In thousands)
Current tax benefit (expense):
U.S. Federal	$561	$(44,177)	$(15,089)
State and other	(20)	(3,378)	(1,520)
	541	(47,555)	(16,609)
Deferred tax benefit (expense):
U.S. Federal	23,561	1,678	1,382
State and other	1,270	57	(75)
	24,831	1,735	1,307
Income tax benefit (expense)	$25,372	$(45,820)	$(15,302)

A reconciliation of the federal statutory rate to our effective income tax rate from continuing operations follows:

	For the Nine Months Ended September 30, 2018	For the Twelve Months Ended December 31,
		2017	2016
Federal statutory rate (benefit)	21%	35%	35%
State, net of federal benefit	4	3	—
Valuation allowance	(81)	(42)	(19)
Tax rate change due to new tax act	—	40	—
Noncontrolling interests	(1)	(1)	(1)
Installment sale ace adjustment	—	—	2
Stock based compensation	—	11	—
Goodwill	—	25	—
Merger costs	—	18	—
Other	—	(1)	—
Effective tax rate	(57)%	88%	17%

The effective tax rate for all years includes an expense for state income taxes and non-deductible expenses, reduced by a tax benefit related to noncontrolling interests. The effective tax rate for the nine months ended September 30, 2018 also includes a benefit for the release of our federal valuation allowance and a portion of our state valuation allowance associated with our deferred tax assets. The effective tax rate for 2017 includes an expense for non-deductible goodwill related to the sale of our owned mineral interests and non-deductible transaction costs related to our merger with D.R. Horton. Other differences, including the remeasurement of our deferred tax assets and liabilities as a result of the Tax Cuts and Jobs Act ("Tax Act"), are fully offset by a change in our valuation allowance. The effective tax rate for 2016 includes a change in valuation allowance due to a decrease in our deferred tax assets.

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Significant components of deferred taxes are:

	September 30, 2018	December 31, 2017
	(In thousands)
Deferred Tax Assets:
Real estate	$10,991	$37,513
Employee benefits	1,528	1,510
Net operating loss carryforwards	17,697	2,305
AMT credits	1,154	1,690
Income producing properties	—	794
Accruals not deductible until paid	401	196
Gross deferred tax assets	31,771	44,008
Valuation allowance	(3,459)	(39,578)
Deferred tax asset net of valuation allowance	28,312	4,430
Deferred Tax Liabilities:
Convertible debt	(1,453)	(2,402)
Gross deferred tax liabilities	(1,453)	(2,402)
Net Deferred Tax Asset	$26,859	$2,028

The Tax Act, which was enacted on December 22, 2017, reduced the federal corporate tax rate from 35% to 21% for all corporations effective January 1, 2018. ASC 740 requires companies to reflect the effects of a tax law change in the period in which the law is enacted. Accordingly, we remeasured our deferred tax assets and liabilities along with the corresponding valuation allowance as of the 2017 enactment date. This remeasurement resulted in no additional tax expense or benefit except for the release of a portion of the valuation allowance for AMT Credits which became refundable as a result of the tax law change. We have determined that no other tax law changes as a result of the Tax Act have a significant impact on our 2017 or 2018 tax expense. The adjustment to the deferred tax accounts and our determination that no other tax law changes have a significant impact on our 2017 or 2018 tax expense are our best estimates based on the information available at this time and may change as additional information, such as regulatory guidance, becomes available. Any required adjustment would be reflected as a discrete expense or benefit in the quarter it is identified, pursuant to SEC Staff Accounting Bulletin No. 118.

On October 5, 2017, D.R. Horton acquired 75% of our common stock resulting in an ownership change under Section 382 of the Internal Revenue code of 1986 ("Section 382"). Section 382 limits our ability to use certain tax attributes and built-in losses and deductions in a given year. Any tax attributes or built-in losses and deductions that were limited in 2017 or 2018 are expected to be fully utilized in future years with the exception of some state net operating loss ("NOL") carryforwards.

At September 30, 2018, we had tax benefits of $13,872,000 related to federal NOL carryforwards, of which $1,927,000 will expire in 2037 if not utilized and the remaining $11,945,000 does not have an expiration date. At September 30, 2018, we had tax benefits of $3,825,000 related to state NOL carryforwards, of which $3,492,000 will expire between 2030 and 2038 and the remaining portion does not have an expiration date.

At September 30, 2018 and December 31, 2017, we have provided a valuation allowance for our deferred tax asset of $3,459,000 and $39,578,000, respectively, for the portion of the deferred tax asset that is more likely than not to be unrealizable. The decrease in the valuation allowance for the nine months ended September 30, 2018 was primarily attributable to our determination that we have sufficient future taxable income to realize all of our federal deferred tax asset and a portion of our state deferred tax asset. In the nine months ended September 30, 2018, we emerged from a three year cumulative loss position into a three year cumulative income position. We have determined that the emergence from the cumulative loss position and other positive evidence, including our strategic relationship with D.R. Horton, outweighs any negative evidence and results in the release of a significant portion of the valuation allowance as a component of income tax expense. Our September 30, 2018 valuation allowance of $3,459,000 is for state deferred tax assets, almost all of which is for NOL carryforwards that are more likely than not to expire before being realized.

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

We file income tax returns in the U.S. and in various state jurisdictions. In the nine months ended September 30, 2018, the Internal Revenue Service ("IRS") initiated an audit of our 2016 tax year. No findings have been identified at this time. Tax years prior to 2016 are effectively closed for federal purposes as a result of the IRS completing an audit of our 2012 through 2015 tax years during 2017. This audit resulted in no change to our tax liability. We are no longer subject to state income tax examinations for years before 2014.

A reconciliation of the beginning and ending amount of tax benefits not recognized for book purposes is as follows:

	For the Nine Months Ended September 30, 2018	For the Twelve Months Ended December 31,
		2017	2016
	(In thousands)
Balance at beginning of year	$1,050	$2,499	$—
Increases for tax positions of current year	—	—	2,499
Increases (decreases) for dispositions and other	500	(1,449)	—
Balance at end of year	$1,550	$1,050	$2,499

If the total amount of unrecognized tax benefits were recognized at September 30, 2018, it would result in a $1,550,000 tax benefit.

We recognize interest accrued related to unrecognized tax benefits in income tax expense. In fiscal years 2018, 2017 and 2016, we recognized no interest related to unrecognized tax benefits. At September 30, 2018, December 31, 2017 and December 31, 2016, we had no accrued interest or penalties.

Note 14 — Commitments and Contingencies

Litigation

We are involved in various legal proceedings that arise from time to time in the ordinary course of business and believe that adequate reserves have been established for any probable losses. We do not believe that the outcome of any of these proceedings should have a significant adverse effect on our financial position, long-term results of operations or cash flows. It is possible, however, that charges related to these matters could be significant to our results or cash flows in any accounting period.

Other Commitments

We lease facilities and equipment under non-cancelable long-term operating lease agreements. In addition, we have various obligations under other office space and equipment leases of less than one year. Rent expense on facilities and equipment, including amounts recorded as discontinued operations, was $561,000 in 2018, $2,101,000 in 2017 and $1,923,000 in 2016. Future minimum rental commitments, by fiscal year, under non-cancelable operating leases having an initial or remaining term in excess of one year are: 2019 — $699,000; 2020 — $737,000; 2021 — $117,000; 2022 — $4,000; 2023 — $0; and thereafter —$0.

We lease office space in Austin from D.R. Horton as our corporate headquarters and also lease office space in other locations in support of our business operations. The total remaining contractual obligation for these leases is $804,000.

In support of our residential lot development business, we have a surety bond program that provides financial assurance to beneficiaries related to the execution and performance of our business. At September 30, 2018, there was $67,023,000 outstanding under this program.

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 15 — Share-Based and Long-Term Incentive Compensation

Share-based and long-term incentive compensation expense consists of:

	For the Nine Months Ended September 30, 2018	For the Twelve Months Ended December 31,
		2017	2016
	(In thousands)
Cash-settled awards	$—	$634	$717
Equity-settled awards	340	5,001	2,444
Restricted stock	—	—	22
Stock options	—	1,008	854
Total share-based compensation	$340	$6,643	$4,037
Deferred cash	172	558	388
	$512	$7,201	$4,425

Share-based and long-term incentive compensation expense is included in:

	For the Nine Months Ended September 30, 2018	For the Twelve Months Ended December 31,
		2017	2016
	(In thousands)
General and administrative expense	$368	$6,177	$3,323
Other operating expense	144	1,024	1,102
	$512	$7,201	$4,425

In 2017, share-based compensation expense included $4,349,000 in charges related to the acceleration of vesting and settlement of outstanding equity awards in connection with the Merger. Excluded from share-based compensation expense in the table above are fees earned by our previous directors in the amount of $449,000 for 2017 and $725,000 for 2016 for which they elected to defer payment until retirement in the form of share-settled units. These deferred fees were settled in 2017 as a result of the Merger. These expenses are included in general and administrative expense in our consolidated statements of operations.

Share-Based Compensation

The fair value of awards granted to retirement-eligible employees and expensed at the date of grant was $0 in the nine months ended September 30, 2018, $9,000 in 2017 and $600,000 in 2016. Unrecognized share-based compensation expense related to non-vested equity-settled awards was $1,184,000 at September 30, 2018. The weighted average period over which this amount will be recognized is estimated to be four years.

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

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Equity-settled awards

Equity-settled awards granted to our employees and directors in the nine months ended September 30, 2018 include restricted stock units ("RSU"), which generally vest after three years for directors and five years for employees from the date of grant. In fiscal years 2017 and 2016 we also utilized performance stock units ("PSU"), which generally vested after three years from the date of grant if certain performance goals are met. All outstanding PSU's were settled in 2017 as a result of the Merger and therefore there were no outstanding PSU's in the nine months ended September 30, 2018. The following table summarizes the activity of equity-settled awards in the nine months ended September 30, 2018:

	Equivalent Units	Weighted Average Grant Date Fair Value
	(In thousands)	(Per unit)
Non-vested at beginning of period	86	$17.54
Granted	12	22.35
Vested	—	—
Forfeited	(11)	18.40
Non-vested at end of period	87	$18.09

In the nine months ended September 30, 2018 and fiscal years 2017 and 2016, we granted 12,000, 198,000 and 313,000 RSU awards. The grant date fair value was based on the market value of the stock on the date of the grant.

The weighted average grant date fair value of equity-settled awards (RSU and PSU) per unit in 2018, 2017 and 2016 was $22.35, $14.55 and $9.04. The fair value of equity-settled awards settled was $14,894,000 and $2,884,000 in 2017 and 2016. There were no material settlements of equity-settled awards in the nine months ended September 30, 2018.

Long-Term Incentive Compensation

In 2017 and 2016, we granted $1,180,000 and $620,000 of long-term incentive compensation in the form of deferred cash compensation. The 2017 deferred cash awards vest annually over three years, and the 2016 deferred cash awards vest after two years. The 2016 deferred cash awards provide for accelerated vesting upon retirement, disability, death, or if there is a change in control. Expense associated with deferred cash awards is recognized ratably over the vesting period or earlier based on retirement eligibility or accelerated vesting under the change of control provision. The 2016 deferred cash awards and the first payment on the 2017 deferred cash awards were settled in cash based upon their terms in connection with the Merger. We did not grant long-term deferred cash awards in the nine months ended September 30, 2018.

Note 16 — Retirement Plans

Our defined contribution retirement plans include a 401(k) plan, which is funded, and a supplemental plan for certain employees, which is unfunded. The expense of our defined contribution retirement plans was $115,000 in the nine months ended September 30, 2018, $660,000 in 2017 and $978,000 in 2016. Our supplemental plan for certain employees terminated as a result of the Merger, however the unfunded liability accrued prior to the Merger will remain an obligation of the Company until paid. The unfunded liability for our supplemental plan was $211,000 at September 30, 2018 and $374,000 at December 31, 2017 and is included in other liabilities on our consolidated balance sheets.

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 17 —Related Party Transactions

On October 6, 2017, we entered into a Shared Services Agreement with D.R. Horton whereby D.R. Horton will provide us with certain administrative, compliance, operational and procurement services. During the nine months ended September 30, 2018, we paid D.R. Horton $930,000 for these shared services and $850,000 for the cost of health insurance and other employee benefits. These expenses are included within other operating expense and general and administrative expense in our consolidated statements of operations.

Under the terms of the Master Supply Agreement with D.R. Horton, both companies are identifying land development opportunities to expand our portfolio of assets. At September 30, 2018, we owned or controlled through option purchase contracts approximately 20,100 residential lots, of which over 5,500 are under contract to sell to D.R. Horton. Additionally, D.R. Horton has the right of first offer on over 8,100 of these residential lots based on executed purchase and sale agreements. At September 30, 2018 and December 31, 2017, we had earnest money deposit liabilities of $45,304,000 and $1,201,000 related to earnest money deposits from D.R. Horton in respect of land and lot option purchase contracts. During the nine months ended September 30, 2018, we sold 642 residential lots to D.R. Horton for $37,149,000 generating segment earnings of $7,674,000 and we sold 79 residential tract acres to D.R. Horton for $1,990,000 generating segment earnings of $1,222,000. As a result of our continuing involvement in the development of 168 lots sold to D.R. Horton in nine months ended September 30, 2018, we have deferred $6,420,000 of revenue and $760,000 of profit as of September 30, 2018 which will be recognized on a percentage of completion basis. During the nine months ended September 30, 2018, a venture in which we own a 37.5% interest sold 40 residential tract acres to D.R. Horton for $7,757,000 generating $6,752,000 in earnings to the venture. Our pro-rata share of these earnings was $2,532,000, which is included in equity in earnings of unconsolidated ventures in our consolidated statements of operations.

During the nine months ended September 30, 2018, we reimbursed D.R. Horton approximately $21,186,000 for previously paid earnest money and $15,163,000 for pre-acquisition and other due diligence and development costs related to land purchase contracts whereby D.R. Horton assigned their rights under these land purchase contracts to us.

At September 30, 2018, entitled, developed and under development projects includes $34,919,000 related to entitled, undeveloped land which we acquired during the nine months ended September 30, 2018. We have the contractual right to sell this undeveloped land to D.R. Horton within a year of our purchase of the asset or earlier at D.R. Horton's discretion at a sales price equal to our carrying value at the time of sale in addition to holding and closing costs, plus 12% per annum. Alternatively, within a year of our purchase of the asset, we may elect to develop this land into residential lots and enter into a lot purchase and sale agreement with D.R. Horton.

At September 30, 2018, other accrued expenses on our consolidated balance sheets included $3,294,000 owed to D.R. Horton for any accrued and unpaid shared services, land purchase contract deposits and due diligence and other development cost reimbursements. We had no material amounts due to or from D.R. Horton as of December 31, 2017.

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 18 — Summary of Quarterly Results of Operations (Unaudited)

Summarized quarterly financial results for fiscal year 2018 and 2017 follows:

	Three Months Ended March 31, 2018	Three Months Ended June 30, 2018	Three Months Ended September 30, 2018
	(In thousands, except per share amounts)
2018
Total revenues	$22,599	$23,565	$32,158
Gross profit	6,340	13,581	8,926
Operating income	3,601	8,413	25,197
Equity in earnings of unconsolidated ventures	1,529	1,000	2,266
Income from continuing operations before taxes attributable to Forestar Group Inc.	4,600	9,570	29,272
Net income attributable to Forestar Group Inc.	4,534	9,421	54,859

Net income per share — basic	$0.11	$0.22	$1.31

Net income per share — diluted	$0.11	$0.22	$1.31

	Three Months Ended March 31, 2017	Three Months Ended June 30, 2017	Three Months Ended September 30, 2017	Three Months Ended December 31, 2017
	(In thousands, except per share amounts)
2017
Total revenues	$22,305	$28,015	$33,136	$30,866
Gross profit (loss) (a)	(28,324)	10,911	10,763	8,278
Operating income (loss)	36,235	6,965	12,381	(15,816)
Equity in earnings of unconsolidated ventures	6,362	2,747	1,764	7,026
Income (loss) from continuing operations before taxes attributable to Forestar Group Inc.	40,998	8,120	13,223	(12,298)
Income from discontinued operations, net of taxes	418	1,229	37,193	7,191
Net income (loss) attributable to Forestar Group Inc.	25,205	(2,579)	45,202	(17,574)

Net income (loss) per share — basic
Continuing operations	$0.59	$(0.09)	$0.19	$(0.59)
Discontinued operations	$0.01	$0.03	$0.88	$0.17
Net income (loss) per share — basic	$0.60	$(0.06)	$1.07	$(0.42)

Net income (loss) per share — diluted
Continuing operations	$0.58	$(0.09)	$0.19	$(0.58)
Discontinued operations	$0.01	$0.03	$0.87	$0.18
Net income (loss) per share — diluted	$0.59	$(0.06)	$1.06	$(0.40)
 _________________

(a)
In the three months ended March 31, 2017, we recognized a non-cash impairment charge of $37,900,000 related to goodwill attributable to our mineral resources reporting unit as a result of selling our remaining owned mineral assets. This goodwill impairment charge is included in cost of mineral resources on our consolidated statements of operations.

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 19— Transition Period Comparative Data

The following table presents certain financial information for the nine months ended September 30, 2018 and 2017 (in thousands, except per share amounts).

	For the Nine Months Ended September 30,
	2018	2017
		(Unaudited)
REVENUES
Real estate	$78,298	$81,880
Mineral resources	—	1,502
Other	24	74
	78,322	83,456
COST AND EXPENSES
Cost of real estate	(48,872)	(51,273)
Cost of mineral resources	—	(38,315)
Cost of other	(603)	(518)
Other operating expense	(7,581)	(12,777)
General and administrative expense	(11,811)	(38,403)
	(68,867)	(141,286)
GAIN ON SALE OF ASSETS	27,756	113,411
OPERATING INCOME	37,211	55,581
Equity in earnings of unconsolidated ventures	4,795	10,873
Interest expense	(3,741)	(6,439)
Interest and other income	6,395	2,438
INCOME FROM CONTINUING OPERATIONS BEFORE TAXES	44,660	62,453
Income tax benefit (expense)	25,372	(33,353)
NET INCOME FROM CONTINUING OPERATIONS	70,032	29,100
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAXES	—	38,840
CONSOLIDATED NET INCOME	70,032	67,940
Less: Net income attributable to noncontrolling interests	(1,218)	(112)
NET INCOME ATTRIBUTABLE TO FORESTAR GROUP INC.	$68,814	$67,828
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	41,939	42,204
Diluted	41,969	42,512
NET INCOME PER BASIC SHARE
Continuing operations	$1.64	$0.69
Discontinued operations	$—	$0.92
NET INCOME PER BASIC SHARE	$1.64	$1.61
NET INCOME PER DILUTED SHARE
Continuing operations	$1.64	$0.68
Discontinued operations	$—	$0.91
NET INCOME PER DILUTED SHARE	$1.64	$1.59

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.

(a) Disclosure controls and procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Internal control over financial reporting

Management’s report on internal control over financial reporting and the report of our independent registered public accounting firm are included in Part II, Item 8 of this Transition Report on Form 10-KT.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Set forth below is certain information about the members of our Board of Directors:

Name	Age	Year First Elected to the Board	Principal Occupation
Samuel R. Fuller	75	2017	Retired Chief Financial Officer of D.R. Horton, Inc.
M. Ashton Hudson	46	2016	President and General Counsel of Rock Creek Capital Group, Inc.
G.F. (Rick) Ringler, III	71	2017	Retired Senior Vice President - Commercial and Real Estate Lending for Frost Bank
Donald C. Spitzer	69	2017	Retired Partner of KPMG
Donald J. Tomnitz	70	2017	Executive Chairman of Forestar Group Inc.

The remaining information required by this item is incorporated herein by reference from our definitive proxy statement, involving the election of directors, to be filed pursuant to Regulation 14A with the SEC not later than 120 days after the end of the fiscal year covered by this Form 10-KT (or Definitive Proxy Statement). Certain information required by this item concerning executive officers is included in Part I of this report.

Item 11.	Executive Compensation.

The information required by this item is incorporated by reference from our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference from our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is incorporated by reference from our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this report.

(1)	Financial Statements
Our Consolidated Financial Statements are included in Part II, Item 8 of this Transition Report on Form 10-KT.

(2)	Financial Statement Schedules
Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (SEC) are omitted because they are not required under the related instructions or are not applicable, or because the required information is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits
The exhibits listed in the Exhibit Index in (b) below are filed or incorporated by reference as part of this Transition Report on Form 10-KT.

(b)	Exhibits

Exhibit Number	Exhibit
2.1
Agreement and Plan of Merger, dated as of June 29, 2017, by and among Forestar Group Inc., D.R. Horton, Inc. and Force Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 29, 2017).

3.1
Second Amended and Restated Certificate of Incorporation of Forestar Group Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on October 10, 2017).

3.2	Second Amended and Restated Bylaws of Forestar Group Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the Commission on October 10, 2017).
3.3
First Amendment to the Second Amended and Restated Bylaws of Forestar Group Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on January 30, 2018).

3.4
Second Amendment to the Second Amended and Restated Bylaws of Forestar Group Inc. (incorporated by reference from Exhibit 3.1 to Forestar Group Inc.’s Quarterly Report on Form 10-Q filed with the Commission on August 8, 2018).

4.1
Specimen Certificate for shares of common stock, par value $1.00 per share (incorporated by reference to Exhibit 4.7 of the Company's Registration Statement on Form S-3 filed with the Commission on September 24, 2018).

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

10.4†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on October 10, 2017).
10.5†
Form of Change in Control/Severance Agreement between the Company and its named executive officers (incorporated by reference to Exhibit 10.10 of the Company’s Form 10 filed with the Commission on August 10, 2007).

10.6†*
Form of First Amendment to Change in Control/Severance Agreement between the Company and certain named executive officers (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K filed with the Commission on February 28, 2018).

10.7
Letter of Credit Facility Agreement, dated October 5, 2017, among Forestar Group Inc., Keybank National Association, as lender and administrative agent, and Keybanc Capital Markets, as sole arranger and sole bookrunner (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on October 10, 2017).

10.8
Shared Services Agreement, dated October 6, 2017, between Forestar Group Inc. and D.R. Horton, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on October 10, 2017).

10.9
Stockholder’s Agreement dated as of June 29, 2017, by and between Forestar Group Inc. and D.R. Horton, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on June 29, 2017).

10.10
Master Supply Agreement dated as of June 29, 2017, by and between Forestar Group Inc. and D.R. Horton, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on June 29, 2017).

10.11
Agreement of Purchase and Sale, dated February 8, 2018, by and between certain subsidiaries of Forestar Group Inc. and Starwood Land, L.P. (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed with the Commission on February 8, 2018)

10.12†	Forestar Real Estate Group Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 of Amendment No. 5 to the Company’s Form 10 filed with the Commission on December 10, 2007).
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

10.15†
Form of Restricted Stock Units Agreement pursuant to Forestar Real Estate Group Inc.’s 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K filed with the Commission on March 14, 2013).

10.16†	Forestar Group Inc. 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 9, 2018).
10.17†
Form of Restricted Stock Unit Agreement (Employees) pursuant to Forestar Group Inc.’s 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 9, 2018).

10.18
Credit Agreement, dated August 16, 2018, among Forestar Group Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on August 17, 2018).

10.19
First Amendment to Letter of Credit Facility Agreement, dated August 16, 2018, among Forestar (USA) Real Estate Group Inc., KeyBank National Association and Synovus Bank (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on August 17, 2018).

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
101.1*
The following materials from the Company’s Transition Report on Form 10-KT for the fiscal year ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

  _____________________

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.

Item 16.	Form 10-KT Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORESTAR GROUP INC.

Date:	November 16, 2018	By:	/s/ Charles D. Jehl
Charles D. Jehl
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Daniel C. Bartok	Chief Executive Officer (Principal Executive Officer)	November 16, 2018
Daniel C. Bartok

/s/ Charles D. Jehl	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	November 16, 2018
Charles D. Jehl

/s/ Donald J. Tomnitz	Executive Chairman of the Board	November 16, 2018
Donald J. Tomnitz

/s/ Samuel R. Fuller	Director	November 16, 2018
Samuel R. Fuller

/s/ M. Ashton Hudson	Director	November 16, 2018
M. Ashton Hudson

/s/ G.F. (Rick) Ringler, III	Director	November 16, 2018
G.F. (Rick) Ringler, III

/s/ Donald C. Spitzer	Director	November 16, 2018
Donald C. Spitzer