Form 10-Q
period 2018-12-31
Forestar Group Inc.
filed 2019-01-29
CIK 1406587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding as of January 23, 2019
Common Stock, par value $1.00 per share	41,959,866

FORESTAR GROUP INC.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
FORESTAR GROUP INC.
Consolidated Balance Sheets
(Unaudited)

	December 31, 2018	September 30, 2018
	(In millions, except share data)
ASSETS
Cash and cash equivalents	$154.2	$318.8
Restricted cash	16.1	16.2
Total cash, cash equivalents and restricted cash	170.3	335.0

Real estate	693.2	498.0
Investment in unconsolidated ventures	7.4	11.7
Income taxes receivable	4.5	4.4
Property and equipment, net	1.8	1.7
Deferred tax asset, net	25.5	26.9
Other assets	16.0	15.4
TOTAL ASSETS	$918.7	$893.1
LIABILITIES
Accounts payable	$7.4	$7.9
Earnest money deposits on sales contracts	68.2	49.4
Accrued expenses and other liabilities	52.2	49.6
Debt, net	112.9	111.7
TOTAL LIABILITIES	240.7	218.6
COMMITMENTS AND CONTINGENCIES (Note 12)
EQUITY
Forestar Group Inc. shareholders’ equity:
Common stock, par value $1.00 per share, 200,000,000 authorized shares, 41,959,866 issued at December 31, 2018 and 41,939,403 issued at September 30, 2018	42.0	41.9
Additional paid-in capital	506.3	506.3
Retained earnings	128.4	125.1
Total Forestar Group Inc. shareholders’ equity	676.7	673.3
Noncontrolling interests	1.3	1.2
TOTAL EQUITY	678.0	674.5
TOTAL LIABILITIES AND EQUITY	$918.7	$893.1

Please read the notes to consolidated financial statements.

FORESTAR GROUP INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December 31,
	2018	2017
	(In millions, except per share amounts)
Revenues	$38.5	$30.9
Cost of sales	30.7	22.6
Selling, general and administrative expense	5.7	24.1
Equity in earnings of unconsolidated ventures	(0.6)	(7.0)
Gain on sale of assets	(0.9)	—
Interest expense	—	2.1
Interest and other income	(1.3)	(0.6)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	4.9	(10.3)
Income tax expense	1.0	12.5
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	3.9	(22.8)
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAXES	—	7.2
CONSOLIDATED NET INCOME (LOSS)	3.9	(15.6)
Less: Net income attributable to noncontrolling interests	0.6	2.0
NET INCOME (LOSS) ATTRIBUTABLE TO FORESTAR GROUP INC.	$3.3	$(17.6)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	42.0	42.0
Diluted	42.0	42.0
NET INCOME (LOSS) PER BASIC SHARE
Continuing operations	$0.08	$(0.59)
Discontinued operations	$—	$0.17
NET INCOME (LOSS) PER BASIC SHARE	$0.08	$(0.42)
NET INCOME (LOSS) PER DILUTED SHARE
Continuing operations	$0.08	$(0.59)
Discontinued operations	$—	$0.17
NET INCOME (LOSS) PER DILUTED SHARE	$0.08	$(0.42)

Please read the notes to consolidated financial statements.

FORESTAR GROUP INC.
Consolidated Statements of Total Equity
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Non-controlling Interests	Total Equity
	(In millions, except share data)
Balances at September 30, 2018 (41,939,403 shares)	$41.9	$506.3	$125.1	$—	$1.2	$674.5
Net income	—	—	3.3	—	0.6	3.9
Stock issued under employee incentive plans (20,463 shares)	0.1	(0.1)	—	—	—	—
Stock-based compensation expense	—	0.1	—	—	—	0.1
Distributions to noncontrolling interests	—	—	—	—	(0.5)	(0.5)
Balances at December 31, 2018 (41,959,866 shares)	$42.0	$506.3	$128.4	$—	$1.3	$678.0

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Non-controlling Interests	Total Equity
	(In millions, except share data)
Balances at September 30, 2017 (44,803,603 shares)	$44.8	$549.4	$80.4	$(44.5)	$1.2	$631.3
Net income (loss)	—	—	(17.6)	—	2.0	(15.6)
Settlement of equity awards	—	(12.8)	—	—	—	(12.8)
Retirement of treasury shares (2,864,667 shares)	(2.9)	(35.1)	(6.5)	44.5	—	—
Stock-based compensation expense	—	4.5	—	—	—	4.5
Distributions to noncontrolling interests	—	—	—	—	(1.8)	(1.8)
Balances at December 31, 2017 (41,938,936 shares)	$41.9	$506.0	$56.3	$—	$1.4	$605.6

Please read the notes to consolidated financial statements.

FORESTAR GROUP INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended December 31,
	2018	2017
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$3.9	$(15.6)
Adjustments:
Depreciation and amortization	1.4	1.3
Deferred income taxes	1.4	(1.8)
Equity in earnings of unconsolidated ventures	(0.6)	(7.0)
Distributions of earnings of unconsolidated ventures	4.9	8.3
Share-based compensation	0.1	4.1
Asset impairments	0.4	9.3
Loss on debt extinguishment, net	—	0.6
Gain on sale of assets	(0.9)	—
Changes in operating assets and liabilities:
Increase in real estate	(195.2)	(41.3)
(Increase) decrease in other assets	(1.3)	0.7
Increase in accounts payable and other accrued liabilities	3.1	2.0
Increase in earnest money deposits on sales contracts	18.8	—
(Increase) decrease in income tax receivable	(0.1)	17.1
Net cash used in operating activities	(164.1)	(22.3)
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, equipment, software and other	(0.1)	—
Investment in unconsolidated ventures	—	(0.1)
Return of investment in unconsolidated ventures	0.1	7.0
Net cash provided by investing activities	—	6.9
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of debt	—	(10.0)
Additions to debt	—	1.2
Deferred financing fees	—	(0.1)
Distributions to noncontrolling interests, net	(0.5)	(1.8)
Settlement of equity awards	(0.1)	(12.8)
Net cash used in financing activities	(0.6)	(23.5)

Net decrease in cash, cash equivalents and restricted cash	(164.7)	(38.9)
Cash, cash equivalents and restricted cash at beginning of period	335.0	401.9
Cash, cash equivalents and restricted cash at end of period	$170.3	$363.0

Please read the notes to consolidated financial statements.

FORESTAR GROUP INC.
Notes to Consolidated Financial Statements
(Unaudited)
Note 1—Basis of Presentation

The accompanying unaudited, consolidated financial statements include the accounts of Forestar Group Inc. (Forestar) and all of its 100% owned, majority-owned and controlled subsidiaries, which are collectively referred to as the "Company", "we", or "our", unless the context otherwise requires. The Company accounts for its investment in other entities in which it has significant influence over operations and financial policies using the equity method. The Company eliminates all material intercompany accounts and transactions. Noncontrolling interests in consolidated pass-through entities are recognized before income taxes.

The financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, these financial statements reflect all adjustments considered necessary to fairly state the results for the interim periods shown, including normal recurring accruals and other items. These financial statements, including the consolidated balance sheet as of September 30, 2018, which was derived from audited financial statements, do not include all of the information and notes required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-KT for the nine months ended September 30, 2018.

The Company divested substantially all of its oil and gas working interest properties in 2016, and as a result the Company has reported the results of operations as discontinued operations for the three months ended December 31, 2017. There was no activity related to these discontinued operations during the three months ended December 31, 2018.
The transactions included in net income in the consolidated statements of operations are the same as those that would be presented in comprehensive income. Thus, the Company's net income equates to comprehensive income.

On October 5, 2017, Forestar became a majority-owned subsidiary of D.R. Horton, Inc. (D.R. Horton) by virtue of a merger with a wholly-owned subsidiary of D.R. Horton (the "Merger"). Immediately following the Merger, D.R. Horton owned 75% of the Company's outstanding common stock. In connection with the Merger, the Company entered into certain agreements with D.R. Horton including a Stockholder’s Agreement, a Master Supply Agreement, and a Shared Services Agreement. D.R. Horton is considered a related party of Forestar under U.S. GAAP.
Changes in Presentation and Reclassifications
Certain items have been reclassified in the prior year financial statements to conform to the presentation and classifications used in the current year. Receivables, prepaid expenses, land purchase contract deposits, and intangible assets have been reclassified to other assets in the prior year consolidated balance sheet. Accrued employee compensation and benefits, accrued property taxes, accrued interest, other accrued expenses and other liabilities have been reclassified to accrued expenses and other liabilities in the prior year consolidated balance sheet. Other operating expense and general and administrative expense have been combined into one line item which is titled selling, general and administrative expense in the prior year consolidated statement of operations. In addition, certain items have been reclassified from selling, general and administrative expenses to cost of sales in the prior year statement of operations to conform to classifications used in the current year. The Company has reclassified the change in earnest money deposits in the prior year statement of cash flows from change in accounts payable and other accrued liabilities to conform to the classifications used in the current year. The Company has reclassified real estate cost of sales, real estate development and acquisition expenditures and reimbursements from utility and improvement districts to change in real estate in the prior year statement of cash flows to conform to classifications used in the current year. The Company has reclassified proceeds from land and lot closings held for the Company’s benefit at title companies in the prior year consolidated balance sheet from receivables to cash and cash equivalents to conform to the classification used in the current year. These reclassifications had no effect on the Company's consolidated operating results, balance sheet or cash flows.

In connection with the adoption of Accounting Standards Update (ASU) 2016-18 in the current quarter, restricted cash is now included with cash and cash equivalents when reconciling beginning and ending amounts in the consolidated statements of cash flows. Prior period amounts have been reclassified to conform to the current year presentation, resulting in a decrease in cash used in financing activities of $39.7 million for the three months ended December 31, 2017.

Adoption of New Accounting Standards

On October 1, 2018, the Company adopted Accounting Standards Codification 606, "Revenue from Contracts with Customers" (ASC 606), which is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services and satisfaction of performance obligations to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The Company applied the modified retrospective method to contracts that were not completed as of October 1, 2018. Results for the reporting period beginning after October 1, 2018 are presented under ASC 606, while prior period amounts were not adjusted and will continue to be reported under the previous accounting standards. Under ASC 606 the Company's performance obligations are typically satisfied at closing. However, there may be instances in which the Company has an unsatisfied remaining performance obligation at the time of closing. In these instances, the Company records contract liabilities and recognizes those revenues over time using the percentage of completion method based upon actual costs incurred. Generally, the Company's unsatisfied remaining performance obligations are expected to have an original duration of less than one year. As of October 1, 2018, the Company established contract liabilities of $6.4 million related to its remaining unsatisfied performance obligations at the time of adoption of ASC 606. There was no impact to the amount or timing of revenues recognized as a result of applying ASC 606 for the three months ended December 31, 2018, and there have not been significant changes to the Company’s business processes, systems, or internal controls as a result of implementing the standard.

A summary of items impacted as the result of adopting ASC 606 follows:

	Three Months Ended December 31, 2018
	As Reported	Impact of Adoption	As Adjusted
	(In millions)
Real estate	$693.2	$8.9	$684.3
Contract liabilities	10.0	10.0	—
Deferred income	10.9	(1.1)	12.0
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), to address eight specific cash flow issues with the objective of reducing the existing diversity in practice. The updated standard is effective for financial statements issued for annual periods beginning after December 15, 2017 and interim periods within those fiscal years. The Company adopted the guidance as of October 1, 2018 and did not have a material impact on its consolidated statements of cash flows.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows - Restricted Cash,” which requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. The Company adopted the guidance as of October 1, 2018 on a retrospective basis and made the required changes to its statements of cash flows as described in the “Changes in Presentation and Reclassifications” section above.

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation: Scope of Modification Accounting,” which clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Under the new guidance, modification accounting is required if the fair value, vesting conditions or classification (equity or liability) of the new award are different from the original award immediately before the original award is modified. The Company adopted the guidance as of October 1, 2018 and did not have a material impact on its consolidated financial position, results of operations or cash flows.
Recent Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner that is similar to today's accounting. This guidance also eliminates today's real estate-specific provisions for all entities. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. This guidance is effective for the Company on October 1, 2019 and early adoption is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the effect the updated standard will have on our financial position, results of operations and cash flows.

Note 2—Segment Information

Historically, the Company managed its operations through its real estate segment, mineral resources segment (previously referred to as oil and gas) and other segment (previously referred to as other natural resources). At and for the three months ended December 31, 2018, the Company began managing its operations through one real estate segment. As such, the operating results of the Company's real estate segment are consistent with its consolidated operating results and no separate disclosure is required as of and for the three months ended December 31, 2018. The Company's real estate segment is its core business and is expected to generate all of the Company’s revenues in fiscal 2019. The real estate segment primarily acquires land, secures remaining entitlements and develops infrastructure for single-family residential communities. The Company's real estate segment generates its revenues principally from sales of residential single-family finished lots.

The Company divested substantially all of its oil and gas working interest properties in 2016 and sold all of its remaining owned mineral assets and related entities in 2017. The mineral resources segment had no operating results for the three months ended December 31, 2018 or for the three months ended December 31, 2017 and is not presented as a segment in either period.

The Company has other business activities which were presented in its other segment in prior periods. The assets and results of operations of these business activities are immaterial and are included within the Company's real estate segment in the current period.

Additionally, as of and for the three months ended December 31, 2018, all of the results of operations and assets have been included in the real estate segment. In prior periods, certain costs and assets were not allocated to the Company’s segments. In the three months ended December 31, 2018, the Company began evaluating the results of operations of its real estate segment based on income from continuing operations before income taxes. As a result, all of the Company’s results of operations have been allocated to the real estate segment for the three months ended December 31, 2018. This change in the measure of segment profit (loss) has been adopted prospectively and the prior period segment results have not been adjusted to conform to the current period. In prior periods, segment earnings (loss) consist of operating income, equity in earnings (loss) of unconsolidated ventures, gain on sales of assets, interest income and net (income) loss attributable to noncontrolling interests. Items not allocated to segments in prior periods consist of general and administrative expense, share-based and long-term incentive compensation, gain on sale of timberland assets, interest expense, and other corporate interest and other income.
The accounting policies of the reporting segment is described throughout Note 1 included in the Company's annual report on Form 10-KT for the nine months ended September 30, 2018.

Total assets allocated by segment at September 30, 2018 are as follows:

	September 30, 2018
	Real Estate	Other	Items Not Allocated	Consolidated
	(In millions)
Cash and cash equivalents	$—	$—	$318.8	$318.8
Restricted cash	—	—	16.2	16.2
Real estate	498.0	—	—	498.0
Investment in unconsolidated ventures	11.7	—	—	11.7
Income taxes receivable	—	—	4.4	4.4
Property and equipment, net	—	1.5	0.2	1.7
Deferred tax asset, net	—	—	26.9	26.9
Other assets	12.4	0.4	2.6	15.4
	$522.1	$1.9	$369.1	$893.1

Segment results for the three months ended December 31, 2017 are as follows:

	Three Months Ended December 31, 2017
	Real Estate	Other	Items Not Allocated	Consolidated
	(In millions)
Revenues	$30.9	$—	$—	$30.9
Cost of sales	16.6	6.0	—	22.6
Selling, general and administrative expense	5.9	—	18.2	24.1
Equity in earnings of unconsolidated ventures	(7.0)	—	—	(7.0)
Interest expense	—	—	2.1	2.1
Interest and other income	(0.6)	—	—	(0.6)
Income (loss) from continuing operations before taxes	$16.0	$(6.0)	$(20.3)	$(10.3)
Noncontrolling interest	2.0	—	—	2.0
Income (loss) from continuing operations before taxes attributable to Forestar Group Inc.	$14.0	$(6.0)	$(20.3)	$(12.3)

Note 3—Real Estate
Real estate consists of:

	December 31, 2018	September 30, 2018
	(In millions)
Developed and under development projects	$644.7	$463.1
Land held for development	48.5	34.9
	$693.2	$498.0

In the three months ended December 31, 2018, the Company invested $163.5 million for the acquisition of residential real estate and $57.3 million for the development of real estate. At December 31, 2018 and September 30, 2018, land held for development primarily consists of undeveloped land which the Company has the contractual right to sell to D.R. Horton within a year of its purchase or, if D.R. Horton elects, at an earlier date, at a sales price equal to the carrying value of the land at the time of sale plus additional consideration which ranges from 12% to 16% per annum. Alternatively, within a year of our purchase of the land, the Company may elect to develop the land into residential lots and enter into a lot purchase and sale agreement with D.R. Horton.

Note 4—Revenues
On October 1, 2018, the Company adopted Accounting Standards Codification 606, "Revenue from Contracts with Customers" (ASC 606), which is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services and satisfaction of performance obligations to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The Company applied the modified retrospective method to contracts that were not completed as of October 1, 2018. Results for the reporting period beginning after October 1, 2018 are presented under ASC 606, while prior period amounts were not adjusted and will continue to be reported under the previous accounting standards. Under ASC 606 the Company's performance obligations are typically satisfied at closing. However, there may be instances in which the Company has an unsatisfied remaining performance obligation at the time of closing. In these instances, the Company records contract liabilities and recognizes those revenues over time using the percentage of completion method based upon actual costs incurred. Generally, the Company's unsatisfied remaining performance obligations are expected to have an original duration of less than one year. As of October 1, 2018 the Company established contract liabilities of $6.4 million related to its remaining unsatisfied performance obligations at the time of adoption of ASC 606. There was no impact to the amount or timing of revenues recognized as a result of applying ASC 606 for the three months ended December 31, 2018.
Revenues consist of:

	Three Months Ended December 31,
	2018	2017
	(In millions)
Residential real estate	$32.5	$23.4
Land and lot banking	2.2	—
Commercial real estate	3.5	7.2
Other	0.3	0.3
	$38.5	$30.9
In the three months ended December 31, 2018 the Company recognized $0.9 million of revenue as a result of our progress towards completion of our remaining unsatisfied performance obligations.

Note 5—Investment in Unconsolidated Ventures

In the past, the Company has participated in real estate ventures for the purpose of acquiring and developing residential, multifamily and mixed-use communities in which the Company may or may not have a controlling financial interest. U.S. GAAP requires consolidation of Variable Interest Entities (VIEs) in which an enterprise has a controlling financial interest and is the primary beneficiary. A controlling financial interest will have both of the following characteristics: (a) the power to direct the VIE activities that most significantly impact economic performance and (b) the obligation to absorb the VIE losses and right to receive benefits that are significant to the VIE. The Company examines specific criteria and uses judgment when determining whether a venture is a VIE and whether the Company is the primary beneficiary. The Company performs this review initially at the time it enters into venture agreements and reassesses upon reconsideration events.
At December 31, 2018, the Company had ownership interests in four ventures that it accounted for using the equity method, none of which was a VIE.
Combined summarized balance sheet information for our ventures accounted for using the equity method follows:

	December 31, 2018	September 30, 2018
	(In millions)
Assets:
Cash and cash equivalents	$1.7	$10.2
Real estate	13.7	17.2
Other assets	0.1	0.1
Total assets	$15.5	$27.5
Liabilities and Equity:
Accounts payable and other liabilities	$0.3	$0.6
Equity	15.2	26.9
Total liabilities and equity	$15.5	$27.5

Forestar's investment in unconsolidated ventures	$7.4	$11.7
Combined summarized income statement information for our ventures accounted for using the equity method follows:

	Three Months Ended December 31,
	2018	2017
	(In millions)
Revenues	$1.8	$8.6
Earnings	$1.4	$17.4
Forestar's equity in earnings of unconsolidated ventures	$0.6	$7.0
Note 6—Discontinued Operations
The Company divested substantially all of its oil and gas working interest properties in 2016 and completed the sale of all oil and gas assets and related entities in 2017. As a result of selling the entities in 2017, the Company recognized a tax benefit of $7.2 million during the three months ended December 31, 2017 that has been recorded as income from discontinued operations. There was no activity related to these discontinued operations during the three months ended December 31, 2018.

Note 7—Other Assets, Accrued Expenses and Other Liabilities

The Company's other assets at December 31, 2018 and September 30, 2018 were as follows:

	December 31, 2018	September 30, 2018
	(In millions)
Receivables, net	$2.4	$2.7
Prepaid expenses	3.5	3.1
Land purchase contract deposits	5.4	4.1
Intangible assets	—	0.5
Other assets	4.7	5.0
	$16.0	$15.4

The Company's accrued expenses and other liabilities at December 31, 2018 and September 30, 2018 were as follows:

	December 31, 2018	September 30, 2018
	(In millions)
Accrued employee compensation and benefits	$5.1	$6.7
Accrued property taxes	0.3	1.7
Accrued interest	1.5	0.4
Contract liabilities	10.0	—
Deferred income	10.9	11.6
Other accrued expenses	22.0	27.2
Other liabilities	2.4	2.0
	$52.2	$49.6

Contract liabilities at December 31, 2018 represents the Company's unsatisfied remaining performance obligations in the development of 261 lots that have been sold to D.R. Horton which will be recognized over time on a percentage of completion basis.

Note 8—Debt, net
Debt consists of:

	December 31, 2018	September 30, 2018
	(In millions)
3.75% convertible senior notes due 2020, net of discount and fees	$112.9	$111.7
Revolving Credit Facility, maturing 2021	—	—
	$112.9	$111.7
Senior Unsecured Revolving Credit Facility

On August 16, 2018, the Company entered into a $380.0 million senior unsecured revolving credit facility with an uncommitted $190.0 million accordion feature that could increase the size of the facility to $570.0 million, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to 50% of the revolving credit commitment. Borrowings under the revolving credit facility are subject to a borrowing base based on the book value of the Company's real estate and unrestricted cash. The maturity date of the facility is August 16, 2021. The maturity date of the revolving credit facility may be extended by up to one year on up to three occasions, subject to approval of lenders holding a majority of the commitments. Letters of credit issued under the facility reduce the available borrowing capacity. At December 31, 2018, there were no borrowings outstanding and $3.4 million of letters of credit issued under the revolving credit facility, resulting in available borrowing capacity of $376.6 million.

The revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require a minimum level of tangible net worth, a minimum level of liquidity, and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At December 31, 2018, the Company was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility.
Secured Letter of Credit Agreement

The Company has a secured standby letter of credit facility ("LC Facility") which requires it to deposit cash as collateral with the issuing bank. At December 31, 2018, letters of credit outstanding under the LC Facility totaled $15.3 million, secured by $16.1 million in cash, which is classified as restricted cash on the Company's consolidated balance sheets.

3.75% Convertible Senior Notes due 2020

At December 31, 2018, the principal amount of the 3.75% Convertible Senior Notes due 2020 ("Convertible Notes") was $118.9 million and the unamortized debt discount was $5.4 million. The effective interest rate on the liability component was 8% and the carrying amount of the equity component was $16.8 million. The Company intends to settle the principal amount of the Convertible Notes in cash upon conversion in 2020, with any excess conversion value to be settled in shares of its common stock. At December 31, 2018 and September 30, 2018, the Company had $0.6 million and $0.7 million in unamortized deferred financing fees which were deducted from its debt.

Note 9—Fair Value
Fair value is the exchange price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants. In arriving at a fair value measurement, the Company uses a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable. The three levels of inputs used to establish fair value are the following:

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
The Company elected not to use the fair value option for cash and cash equivalents, restricted cash, accounts and notes receivable, other assets, debt, accounts payable and other liabilities. The carrying amounts of these financial instruments approximate their fair values due to their short-term nature. The Company determines the fair value of fixed rate financial instruments using quoted prices for similar instruments in active markets.
Information about our fixed rate financial instruments not measured at fair value follows:

	December 31, 2018		September 30, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Technique
	(In millions)
Fixed rate debt	$113.5	$111.8	$112.4	$113.2	Level 2
Non-financial assets measured at fair value on a non-recurring basis principally include real estate assets which are measured for impairment.
Non-financial assets measured at fair value on a non-recurring basis are as follows:

	December 31, 2018				September 30, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In millions)
Non-financial Assets and Liabilities:
Central Texas water assets	$—	$1.5	$—	$1.5	$—	$—	$—	$—
Real estate	$—	$—	$—	$—	$—	$0.2	$—	$0.2
At December 31, 2018 the Company based the valuation of its central Texas water assets primarily on offers received from third parties. At September 30, 2018, the Company based the valuations of its real estate primarily on offers received from third parties.

Note 10—Net Income per Share
The computations of basic and diluted earnings per share are as follows:

	Three Months Ended December 31,
	2018	2017
	(In millions, except share data)
Numerator:
Continuing operations
Net income (loss) from continuing operations	$3.9	$(22.8)
Less: Net income attributable to noncontrolling interest	0.6	2.0
Net income (loss) attributable to Forestar Group Inc.	$3.3	$(24.8)

Discontinued operations
Net income from discontinued operations available for diluted earnings per share	$—	$7.2

Denominator:
Weighted average common shares outstanding — basic	41,952,493	41,957,424
Dilutive effect of share based compensation	6,206	—
Total weighted average shares outstanding — diluted	41,958,699	41,957,424
Anti-dilutive awards excluded from diluted weighted average shares	—	30,868

The Company intends to settle the principal amount of the Convertible Notes in cash upon conversion with any excess conversion value to be settled in shares of its common stock. Therefore, only the amount in excess of the par value of the Convertible Notes will be included in the calculation of diluted net income per share using the treasury stock method. As such, the Convertible Notes have no impact on diluted net income per share until the price of the Company's common stock exceeds the conversion price of the Convertible Notes of $51.42. The price of the Company's common stock did not exceed the conversion price so the Convertible Notes had no impact on diluted net income per share in the three months ended December 31, 2018 or December 31, 2017.
Note 11—Income Taxes
The Company's effective tax rate from continuing operations was 21% for the three months ended December 31, 2018. The Company's effective tax rate from continuing operations was 121% for the three months ended December 31, 2017, which included nondeductible transactions costs related to the Merger, the impairment of nondeductible goodwill related to the Company's oil and gas operations, and other adjustments to the Company's valuation allowance as a result of the generation and utilization of its deferred tax assets. The Company's effective tax rate for both periods includes the effect of state income taxes, nondeductible items and benefits from noncontrolling interests.
The Tax Act, which was enacted on December 22, 2017, reduced the federal corporate tax rate from 35% to 21% for all corporations effective January 1, 2018. ASC 740 requires companies to reflect the effects of a tax law change in the period in which the law is enacted. Accordingly, the Company remeasured its deferred tax assets and liabilities along with the corresponding valuation allowance as of the 2017 enactment date. This remeasurement resulted in no additional tax expense or benefit except for the release of a portion of the valuation allowance for AMT credits which became refundable as a result of the tax law change. No other tax law changes as a result of the Tax Act had a significant impact on the Company’s financial statements.
At December 31, 2018 and September 30, 2018, deferred tax assets, net of deferred tax liabilities, were $28.5 million and $30.3 million, offset by a valuation allowance of $3.0 million and $3.4 million for the portion of the deferred tax assets that the Company has determined is more likely than not to be unrealizable. The valuation allowance was recorded because it is more likely than not that a portion of the Company's state deferred tax assets, primarily net operating loss (NOL) carryforwards, will not be realized because the Company is no longer operating in some states or the NOL carryforward periods are too brief to realize the related deferred tax asset. The Company will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance on its deferred tax assets. Any reversal of the valuation allowance in future periods will impact the effective tax rate.
On October 5, 2017, D.R. Horton acquired 75% of the Company's common stock resulting in an ownership change under Section 382 of the Internal Revenue Code. Section 382 limits the Company's ability to use certain tax attributes and built-in losses and deductions in a given year. Any tax attributes or built-in losses and deductions that were limited in 2017 or are limited in 2018 are expected to be fully utilized in future years with the exception of some state NOL carryforwards.
The Company's unrecognized tax benefits totaled $1.1 million at December 31, 2018, all of which would affect its effective tax rate, if recognized.
Note 12—Commitments and Contingencies

Contractual Obligations and Off-Balance Sheet Arrangements

In support of our residential lot development business, we have a surety bond program that provides financial assurance to beneficiaries related to the execution and performance of our business. At December 31, 2018, the Company had $82.9 million of surety bonds outstanding.
Secured Letter of Credit Agreement

The Company has a secured standby letter of credit facility which requires it to deposit cash as collateral with the issuing bank. At December 31, 2018, letters of credit outstanding under the LC Facility totaled $15.3 million, secured by $16.1 million in cash, which is classified as restricted cash on the Company's consolidated balance sheets.
Litigation
The Company is involved in various legal proceedings that arise from time to time in the ordinary course of business and believes that adequate reserves have been established for any probable losses. The Company does not believe that the outcome of any of these proceedings will have a significant adverse effect on its financial position, long-term results of operations or cash flows. It is possible, however, that charges related to these matters could be significant to the Company's results or cash flows in any one accounting period.
Note 13—Related Party Transactions
On October 6, 2017, the Company entered into a Shared Services Agreement with D.R. Horton whereby D.R. Horton provides the Company with certain administrative, compliance, operational and procurement services. During the three months ended December 31, 2018, the Company paid D.R. Horton $0.5 million for these shared services and $0.3 million for the cost of health insurance and other employee benefits. These expenses are included within selling, general and administrative expense in the consolidated statement of operations. There were no material payments made to D.R. Horton for shared services, the cost of health insurance and other employee benefits during the three months ended December 31, 2017.
Under the terms of the Master Supply Agreement with D.R. Horton, both companies are identifying land development opportunities to expand Forestar's portfolio of assets. At December 31, 2018, the Company owned or controlled through option purchase contracts approximately 25,600 residential lots, of which over 9,400 are under contract to sell to D.R. Horton. Additionally, D.R. Horton has the right of first offer on nearly 9,400 of these residential lots based on executed purchase and sale agreements. At December 31, 2018 and September 30, 2018, the Company had earnest money deposit liabilities of $63.1 million and $45.3 million related to earnest money deposits from land and lot option purchase contracts with D.R. Horton. During the three months ended December 31, 2018, the Company sold 455 residential lots to D.R. Horton for $29.0 million, generating gross profit of $4.4 million. The Company had no lot sales to D.R. Horton in the three months ended December 31, 2017. At December 31, 2018, the Company had contract liabilities of $10.0 million related to its unsatisfied remaining performance obligations in the development of 261 lots that have been sold to D.R. Horton which will be recognized over time on a percentage of completion basis. At September 30, 2018 the Company had deferred revenues of $6.4 million and deferred profit of $0.8 million related to its continuing involvement in the development of 168 lots which had been sold to D.R. Horton.
During the three months ended December 31, 2018, the Company reimbursed D.R. Horton approximately $12.1 million for previously paid earnest money and $3.0 million for pre-acquisition and other due diligence and development costs related to land purchase contracts whereby D.R. Horton assigned its rights under these land purchase contracts to Forestar. During the three months ended December 31, 2017, the Company reimbursed D.R. Horton approximately $2.3 million for previously paid earnest money and pre-acquisition and other due diligence and development costs.

At December 31, 2018 and September 30, 2018, land held for development was $48.5 million and $34.9 million. At December 31, 2018 and September 30, 2018, land held for development primarily consists of undeveloped land which the Company has the contractual right to sell to D.R. Horton within a year of its purchase or, if D.R. Horton elects, at an earlier date, at a sales price equal to the carrying value of the land at the time of sale plus additional consideration which ranges from 12% to 16% per annum. Alternatively, within a year of our purchase of the land, the Company may elect to develop the land into residential lots and enter into a lot purchase and sale agreement with D.R. Horton.
At December 31, 2018, other assets on the Company's consolidated balance sheet included $0.4 million due from D.R. Horton for any accrued and unpaid shared services, land purchase contract deposits and due diligence and other development cost reimbursements. At September 30, 2018, accrued expenses and other liabilities on the Company's consolidated balance sheet included $3.3 million owed to D.R. Horton for any accrued and unpaid shared services, land purchase contract deposits and due diligence and other development cost reimbursements.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2018 Annual Report on Form 10-KT.
Forward-Looking Statements
This Quarterly Report on Form 10-Q and other materials we have filed or may file with the Securities and Exchange Commission contain “forward-looking statements” within the meaning of the federal securities laws. These forward-looking statements are identified by their use of terms and phrases such as “believe,” “anticipate,” “could,” “estimate,” “likely,” “intend,” “may,” “plan,” “expect,” and similar expressions, including references to assumptions. These statements reflect our current views with respect to future events and are subject to risks and uncertainties. We note that a variety of factors and uncertainties could cause our actual results to differ significantly from the results discussed in the forward-looking statements. Factors and uncertainties that might cause such differences include, but are not limited to:

•	general economic, market or business conditions where our real estate activities are concentrated;

•	the conditions of the capital markets and our ability to raise capital to fund expected growth;

•	our ability to achieve our strategic initiatives;

•	the opportunities (or lack thereof) that may be presented to us and that we may pursue;

•	our ability to hire and retain key personnel;

•	our ability to obtain future entitlement and development approvals;

•	our ability to obtain or the availability of surety bonds to secure our performance related to construction and development activities and the pricing of bonds;

•	obtaining reimbursements and other payments from special improvement districts and other agencies and timing of such payments;

•	accuracy of estimates and other assumptions related to investment in and development of real estate, the expected timing and pricing of land and lot sales and related cost of real estate sales;

•	the levels of resale housing inventory in our development projects and the regions in which they are located;

•	fluctuations in costs and expenses, including impacts from shortages in materials or labor;

•	demand for new housing, which can be affected by a number of factors including the availability of mortgage credit, job growth and fluctuations in interest rates;

•	competitive actions by other companies;

•	changes in governmental policies, laws or regulations and actions or restrictions of regulatory agencies;

•	our partners’ ability to fund their capital commitments and otherwise fulfill their operating and financial obligations;

•	our ability to comply with our debt covenants, restrictions and limitations;

•	the strength of our information technology systems and the risk of cybersecurity breaches;

•	the effect of D.R. Horton’s controlling level of ownership on us and our stockholders;

•	our ability to realize the potential benefits of the strategic relationship with D.R. Horton; and

•	the effect of our strategic relationship with D.R. Horton on our ability to maintain relationships with our vendors and customers.

Other factors, including the risk factors described in Item 1A of our 2018 Annual Report on Form 10-KT, may also cause actual results to differ materially from those projected by our forward-looking statements. New factors emerge from time to time and it is not possible for us to predict all such factors, nor can we assess the impact of any such factor on our business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

Our Operations

We are a residential lot development company with operations in 35 markets in 16 states as of December 31, 2018. In October 2017, we became a majority-owned subsidiary of D.R. Horton. Our alignment with and support from D.R. Horton provides us an opportunity to grow our business into a national, well-capitalized residential lot developer selling lots to D.R. Horton and other homebuilders. As our controlling shareholder, D.R. Horton has significant influence in guiding our strategic direction and operations. Our strategy is focused on making investments in land acquisition and development to expand our residential lot development business into a geographically diversified national platform. We are investing in short duration, phased development projects that generate returns similar to production-oriented homebuilders. This strategy is a unique, lower-risk business model that we expect will produce more consistent returns than other public and private land developers.

Discontinued Operations
We divested substantially all of our oil and gas working interest properties in 2016 and completed the sale of all oil and gas assets and related entities in 2017. As a result of selling the entities in 2017, we recognized a tax benefit of $7.2 million during the three months ended December 31, 2017 that has been recorded as income from discontinued operations. There was no activity related to these discontinued operations during the three months ended December 31, 2018.

Business Segments

Historically, we managed our operations through our real estate segment, mineral resources segment (previously referred to as oil and gas) and other segment (previously referred to as other natural resources). At and for the three months ended December 31, 2018, we began managing our operations through one real estate segment. As such, the operating results of our real estate segment are consistent with our consolidated operating results and no separate disclosure is required as of and for the three months ended December 31, 2018. Our real estate segment is our core business and is expected to generate all of our revenues in fiscal 2019. The real estate segment primarily acquires land, secures remaining entitlements and develops infrastructure for single-family residential communities. Our real estate segment generates its revenues principally from sales of residential single-family finished lots.

We divested substantially all of our oil and gas working interest properties in 2016 and sold all of our remaining owned mineral assets and related entities in 2017. The mineral resources segment had no operating results for the three months ended December 31, 2018 or for the three months ended December 31, 2017 and is not presented as a segment in either period.

We have other business activities which were presented in our other segment in prior periods. The assets and results of operations of these business activities are immaterial and are included in our real estate segment in the current period.

Additionally, as of and for the three months ended December 31, 2018, all of the results of operations and assets have been allocated to the real estate segment. In prior periods, certain costs and assets were not allocated to the segments. In the three months ended December 31, 2018, we began evaluating the results of operations of our real estate segment based on income from continuing operations before income taxes. As a result, all of our results of operations have been allocated to the real estate segment for the three months ended December 31, 2018. This change in the measure of segment profit (loss) has been adopted prospectively and the prior period segment results have not been adjusted to conform to the current period. In prior periods, segment earnings (loss) consist of operating income, equity in earnings (loss) of unconsolidated ventures, gain on sales of assets, interest income and net (income) loss attributable to noncontrolling interests. Items not allocated to segments in prior periods consist of general and administrative expense, share-based and long-term incentive compensation, gain on sale of timberland assets, interest expense, and other corporate interest and other income.

Results of Operations
Real estate segment results for the three months ended December 31, 2018 were:

Three Months Ended December 31, 2018
Real Estate
(In millions)
Revenues	$38.5
Cost of sales	30.7
Selling, general and administrative expense	5.7
Equity in earnings of unconsolidated ventures	(0.6)
Gain on sale of assets	(0.9)
Interest expense	—
Interest and other income	(1.3)
Income from continuing operations before taxes	$4.9
Segment results for the three months ended December 31, 2017 were:

	Three Months Ended December 31, 2017
	Real Estate	Other	Items Not Allocated	Consolidated
	(In millions)
Revenues	$30.9	$—	$—	$30.9
Cost of sales	16.6	6.0	—	22.6
Selling, general and administrative expense	5.9	—	18.2	24.1
Equity in earnings of unconsolidated ventures	(7.0)	—	—	(7.0)
Interest expense	—	—	2.1	2.1
Interest and other income	(0.6)	—	—	(0.6)
Income (loss) from continuing operations before taxes	$16.0	$(6.0)	$(20.3)	$(10.3)
Noncontrolling interest	2.0	—	—	2.0
Income (loss) from continuing operations before taxes attributable to Forestar Group Inc.	$14.0	$(6.0)	$(20.3)	$(12.3)

Real Estate
We are a residential lot development company with operations in 35 markets and 16 states as of December 31, 2018. Our real estate segment primarily acquires land, secures remaining entitlements and develops infrastructure for single-family residential communities. Our real estate segment revenues are principally derived from the sales of residential single-family lots that we have developed. Our real estate segment also makes short term investments in finished lots and undeveloped land with the intent to sell these assets within a short time period, primarily to D.R. Horton, utilizing available capital prior to its deployment into longer term lot development projects.
Revenues consist of:

	Three Months Ended December 31,
	2018	2017
	(In millions)
Residential real estate	$32.5	$23.4
Land and lot banking	2.2	—
Commercial real estate	3.5	7.2
Other	0.3	0.3
	$38.5	$30.9
Residential real estate revenues principally consist of the sale of single-family lots to local, regional and national homebuilders. Lot sales volume increased to 518 residential lots sold in the three months ended December 31, 2018, compared to 255 residential lots sold in the three months ended December 31, 2017, principally as a result of lot sales to D.R. Horton. During the three months ended December 31, 2018, we sold 455 residential lots to D.R. Horton, including 56 lots related to land and lot banking, for $29.0 million generating gross profit of $4.4 million. At December 31, 2018, we owned or controlled through option purchase contracts approximately 25,600 residential lots, of which over 9,400 are under contract to sell to D.R. Horton. Additionally, D.R. Horton has the right of first offer on nearly 9,400 of these residential lots based on executed purchase and sale agreements. At December 31, 2018, lots owned included approximately 2,400 that are fully developed.
Commercial real estate revenues principally consist of the sale of tracts to commercial developers that specialize in the construction and operation of income producing properties such as apartments, retail centers, or office buildings. In the three months ended December 31, 2018, we sold 20 commercial acres for $3.5 million generating gross profit of $2.7 million and in the three months ended December 31, 2017, we sold 31 acres for $7.2 million generating gross profit of $6.5 million.
Cost of sales in the three months ended December 31, 2018 increased as compared to the prior year period primarily due to the increase in the number of lots sold.
Consolidated selling, general and administrative expense in the three months ended December 31, 2017 includes $18.1 million in costs incurred as a result of the Merger.

Equity in earnings from unconsolidated ventures in the three months ended December 31, 2017 includes a gain of $7.8 million from the sale of a multifamily project in Nashville from a venture in which we owned a 30% interest.

The decrease in interest expense in the three months ended December 31, 2018 compared to the three months ended December 31, 2017 is due to an increase in our active real estate projects which resulted in the capitalization of all interest costs in the three months ended December 31, 2018.
Interest and other income principally represents interest earned on our cash deposits.
Other

In the three months ended December 31, 2017, we recorded a non-cash impairment charge of $5.8 million primarily related to our central Texas water assets which is included within cost of sales.

Income Taxes
Our effective tax rate from continuing operations was 21% for the three months ended December 31, 2018. Our effective tax rate from continuing operations was 121% for the three months ended December 31, 2017, which included nondeductible transactions costs related to the Merger, the impairment of nondeductible goodwill related to our oil and gas operations, and other adjustments to our valuation allowance as a result of the generation and utilization of our deferred tax assets.  Our effective tax rate for both periods includes the effect of state income taxes, nondeductible items and benefits from noncontrolling interests.
The Tax Act, which was enacted on December 22, 2017, reduced the federal corporate tax rate from 35% to 21% for all corporations effective January 1, 2018. ASC 740 requires companies to reflect the effects of a tax law change in the period in which the law is enacted. Accordingly, we remeasured our deferred tax assets and liabilities along with the corresponding valuation allowance as of the 2017 enactment date. This remeasurement resulted in no additional tax expense or benefit except for the release of a portion of the valuation allowance for AMT credits which became refundable as a result of the tax law change. No other tax law changes as a result of the Tax Act had a significant impact on the Company’s financial statements.
At December 31, 2018 and September 30, 2018, our deferred tax assets, net of deferred tax liabilities, were $28.5 million and $30.3 million, offset by a valuation allowance of $3.0 million and $3.4 million for the portion of the deferred tax assets that we have determined is more likely than not to be unrealizable. The valuation allowance was recorded because it is more likely than not that a portion of our state deferred tax assets, primarily net operating loss (NOL) carryforwards, will not be realized because we are no longer operating in some states or the NOL carryforward periods are too brief to realize the related deferred tax asset. We will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance on our deferred tax assets. Any reversal of the valuation allowance in future periods will impact our effective tax rate.
On October 5, 2017, D.R. Horton acquired 75% of our common stock resulting in an ownership change under Section 382 of the Internal Revenue Code. Section 382 limits our ability to use certain tax attributes and built-in losses and deductions in a given year. Any tax attributes or built-in losses and deductions that were limited in 2017 or are limited in 2018 are expected to be fully utilized in future years with the exception of some state NOL carryforwards.
Our unrecognized tax benefits totaled $1.1 million at December 31, 2018, all of which would affect our effective tax rate, if recognized.

Liquidity and Capital Resources
Liquidity

We believe that the Merger provides us with an opportunity to substantially grow our business by establishing a strategic relationship to supply finished residential lots to D.R. Horton. We have funded our growth since the Merger with available cash and we are also evaluating our longer-term capital structure, projected future liquidity and working capital requirements. In August 2018, we entered into a senior unsecured revolving credit facility and in September 2018 we filed a shelf registration statement with the SEC registering $500 million of equity securities. As market conditions permit, we plan to issue new debt or equity securities through the public capital markets or obtain additional bank financing to provide capital for growth and additional liquidity.
Senior Unsecured Revolving Credit Facility

On August 16, 2018, we entered into a $380.0 million senior unsecured revolving credit facility with an uncommitted $190.0 million accordion feature that could increase the size of the facility to $570.0 million, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to 50% of the revolving credit commitment. Borrowings under the revolving credit facility are subject to a borrowing base based on the book value of our real estate and unrestricted cash. The maturity date of the facility is August 16, 2021. The maturity date of the revolving credit facility may be extended by up to one year on up to three occasions, subject to approval of lenders holding a majority of the commitments. Letters of credit issued under the facility reduce the available borrowing capacity. At December 31, 2018, there were no borrowings outstanding and $3.4 million of letters of credit issued under the revolving credit facility, resulting in available borrowing capacity of $376.6 million.

The revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require a minimum level of tangible net worth, a minimum level of liquidity, and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At December 31, 2018, we were in compliance with all of the covenants, limitations and restrictions of our revolving credit facility.
Secured Letter of Credit Agreement

We have a secured standby letter of credit facility ("LC Facility") which requires us to deposit cash as collateral with the issuing bank. At December 31, 2018, letters of credit outstanding under the LC Facility totaled $15.3 million, secured by $16.1 million in cash, which is classified as restricted cash on the Company's consolidated balance sheets.

3.75% Convertible Senior Notes due 2020

At December 31, 2018, the principal amount of the 3.75% Convertible Senior Notes due 2020 (the "Convertible Notes") was $118.9 million and the unamortized debt discount was $5.4 million. The effective interest rate on the liability component was 8% and the carrying amount of the equity component was $16.8 million. We intend to settle the principal amount of the Convertible Notes in cash upon conversion in 2020, with any excess conversion value to be settled in shares of its common stock. At December 31, 2018 and September 30, 2018, we had $0.6 million and $0.7 million in unamortized deferred financing fees which were deducted from our debt.

Contractual Obligations and Off-Balance Sheet Arrangements

In support of our residential lot development business, we have a surety bond program that provides financial assurance to beneficiaries related to the execution and performance of our business. At December 31, 2018, we had $82.9 million of surety bonds outstanding.

Sources and Uses of Cash
The real estate industry is cyclical, and our cash flows fluctuate accordingly. Our principal sources of cash are proceeds from the sale of real estate, earnest money deposits on sales contracts and reimbursements from utility and improvement districts. Our principal cash requirements are for the acquisition and development of real estate, taxes, and selling, general and administrative expenses. Operating cash flows are affected by the timing of the payment of real estate development expenditures and the collection of proceeds from the eventual sale of the real estate, the timing of which can vary substantially depending on many factors including the size of the project, state and local permitting requirements and availability of utilities. Working capital varies based on a variety of factors, including the timing of sales of real estate and collection of receivables, reimbursement from utility and improvement districts and the payment of payables and expenses.

We regularly evaluate alternatives for managing our capital structure and liquidity profile in consideration of expected cash flows, growth and operating capital requirements and capital market conditions. We may, at any time, be considering or preparing for the purchase or sale of our common stock, debt securities, convertible securities or a combination thereof.
Cash Flows from Operating Activities
In the three months ended December 31, 2018, net cash used in operating activities was $164.1 million compared to $22.3 million in net cash used in operating activities in the three months ended December 31, 2017. The increase in cash used in operating activities year over year was principally due to higher real estate acquisition and development expenditures as a result of our strategy to grow our company into a national lot developer.
Cash Flows from Investing Activities
In the three months ended December 31, 2018, we had no net cash flows from investing activities compared to $6.9 million in net cash provided by investing activities in the three months ended December 31, 2017, which was principally the result of capital distributions from unconsolidated ventures.
Cash Flows from Financing Activities
In the three months ended December 31, 2018, net cash used in financing activities was $0.6 million compared to $23.5 million in the three months ended December 31, 2017, which was principally the result of $10.0 million in payments of outstanding debt and $12.8 million for the settlement of share-based awards related to the Merger.

Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies or estimates from those disclosed in our 2018 Annual Report on Form 10-KT.
New and Pending Accounting Pronouncements
Please read Note 1—Basis of Presentation to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We are involved in various legal proceedings that arise from time to time in the ordinary course of our business. We believe we have established adequate reserves for any probable losses and that the outcome of any of the proceedings should not have a material adverse effect on our financial position or long-term results of operations or cash flows. It is possible, however, that charges related to these matters could be significant to results of operations or cash flow in any single accounting period.

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
101.1
The following materials from Forestar’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORESTAR GROUP INC.

Date: January 29, 2019	By:	/s/ Charles D. Jehl
Charles D. Jehl
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)