Form 10-Q
period 2019-03-31
Forestar Group Inc.
filed 2019-04-30
CIK 1406587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
2221 E. Lamar Blvd., Suite 790
Arlington, Texas 76006
(Address of Principal Executive Offices, including Zip Code)
Registrant’s telephone number, including area code: (817)-769-1860
10700 Pecan Park Blvd., Suite 150
Austin, Texas 78750
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding as of April 26, 2019
Common Stock, par value $1.00 per share	41,959,866

FORESTAR GROUP INC.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
FORESTAR GROUP INC.
Consolidated Balance Sheets
(Unaudited)

	March 31, 2019	September 30, 2018
	(In millions, except share data)
ASSETS
Cash and cash equivalents	$66.4	$318.8
Restricted cash	15.7	16.2
Total cash, cash equivalents and restricted cash	82.1	335.0

Real estate	851.5	498.0
Investment in unconsolidated ventures	7.4	11.7
Income taxes receivable	2.5	4.4
Property and equipment, net	2.4	1.7
Deferred tax asset, net	22.9	26.9
Other assets	16.1	15.4
TOTAL ASSETS	$984.9	$893.1
LIABILITIES
Accounts payable	$14.5	$7.9
Earnest money deposits on sales contracts	78.9	49.4
Accrued expenses and other liabilities	54.5	49.6
Debt, net	149.2	111.7
TOTAL LIABILITIES	297.1	218.6
COMMITMENTS AND CONTINGENCIES (Note 12)
EQUITY
Forestar Group Inc. shareholders’ equity:
Common stock, par value $1.00 per share, 200,000,000 authorized shares, 41,959,866 issued at March 31, 2019 and 41,939,403 issued at September 30, 2018	42.0	41.9
Additional paid-in capital	506.4	506.3
Retained earnings	138.5	125.1
Total Forestar Group Inc. shareholders’ equity	686.9	673.3
Noncontrolling interests	0.9	1.2
TOTAL EQUITY	687.8	674.5
TOTAL LIABILITIES AND EQUITY	$984.9	$893.1

Please read the notes to consolidated financial statements.

FORESTAR GROUP INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
	(In millions, except per share amounts)
Revenues	$65.3	$22.6	$103.8	$53.5
Cost of sales	43.6	16.2	74.3	38.9
Selling, general and administrative expense	6.2	5.4	11.9	29.6
Equity in earnings of unconsolidated ventures	—	(1.5)	(0.6)	(8.5)
Gain on sale of assets	—	(2.7)	(0.9)	(2.7)
Interest expense	—	2.1	—	4.2
Interest and other income	(0.9)	(1.6)	(2.2)	(2.3)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	16.4	4.7	21.3	(5.7)
Income tax expense	3.6	0.1	4.6	12.6
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	12.8	4.6	16.7	(18.3)
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAXES	—	—	—	7.2
CONSOLIDATED NET INCOME (LOSS)	12.8	4.6	16.7	(11.1)
Less: Net income attributable to noncontrolling interests	2.7	0.1	3.3	2.0
NET INCOME (LOSS) ATTRIBUTABLE TO FORESTAR GROUP INC.	$10.1	$4.5	$13.4	$(13.1)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	42.0	41.9	42.0	41.9
Diluted	42.0	42.0	42.0	42.0
NET INCOME (LOSS) PER BASIC SHARE
Continuing operations	$0.24	$0.11	$0.32	$(0.48)
Discontinued operations	$—	$—	$—	$0.17
NET INCOME (LOSS) PER BASIC SHARE	$0.24	$0.11	$0.32	$(0.31)
NET INCOME (LOSS) PER DILUTED SHARE
Continuing operations	$0.24	$0.11	$0.32	$(0.48)
Discontinued operations	$—	$—	$—	$0.17
NET INCOME (LOSS) PER DILUTED SHARE	$0.24	$0.11	$0.32	$(0.31)

Please read the notes to consolidated financial statements.

FORESTAR GROUP INC.
Consolidated Statements of Total Equity
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Non-controlling Interests	Total Equity
	(In millions, except share data)
Balances at September 30, 2018 (41,939,403 shares)	$41.9	$506.3	$125.1	$—	$1.2	$674.5
Net income	—	—	3.3	—	0.6	3.9
Stock issued under employee incentive plans (20,463 shares)	0.1	(0.1)	—	—	—	—
Stock-based compensation expense	—	0.1	—	—	—	0.1
Distributions to noncontrolling interests	—	—	—	—	(0.5)	(0.5)
Balances at December 31, 2018 (41,959,866 shares)	$42.0	$506.3	$128.4	$—	$1.3	$678.0
Net income	—	—	10.1	—	2.7	12.8
Stock-based compensation expense	—	0.1	—	—	—	0.1
Distributions to noncontrolling interests	—	—	—	—	(3.1)	(3.1)
Balances at March 31, 2019 (41,959,866 shares)	$42.0	$506.4	$138.5	$—	$0.9	$687.8

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Non-controlling Interests	Total Equity
	(In millions, except share data)
Balances at September 30, 2017 (44,803,603 shares)	$44.8	$549.4	$80.4	$(44.5)	$1.2	$631.3
Net income (loss)	—	—	(17.6)	—	2.0	(15.6)
Settlement of equity awards	—	(12.8)	—	—	—	(12.8)
Retirement of treasury shares (2,864,667 shares)	(2.9)	(35.1)	(6.5)	44.5	—	—
Stock-based compensation expense	—	4.5	—	—	—	4.5
Distributions to noncontrolling interests	—	—	—	—	(1.8)	(1.8)
Balances at December 31, 2017 (41,938,936 shares)	$41.9	$506.0	$56.3	$—	$1.4	$605.6
Net income (loss)	—	—	4.5	—	0.1	4.6
Stock-based compensation expense	—	0.1	—	—	—	0.1
Distributions to noncontrolling interests	—	—	—	—	(0.3)	(0.3)
Balances at March 31, 2018 (41,938,936 shares)	$41.9	$506.1	$60.8	$—	$1.2	$610.0

Please read the notes to consolidated financial statements.

FORESTAR GROUP INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended March 31,
	2019	2018
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$16.7	$(11.1)
Adjustments:
Depreciation and amortization	3.0	2.5
Deferred income taxes	3.9	(1.1)
Equity in earnings of unconsolidated ventures	(0.6)	(8.5)
Distributions of earnings of unconsolidated ventures	4.9	8.3
Share-based compensation	0.2	4.2
Asset impairments	0.4	9.3
Loss on debt extinguishment, net	—	0.6
Gain on sale of assets	(0.9)	(2.7)
Changes in operating assets and liabilities:
Increase in real estate	(353.5)	(173.5)
Increase in other assets	(1.6)	(3.1)
Increase in accounts payable and other accrued liabilities	12.6	1.6
Increase in earnest money deposits on sales contracts	29.5	19.1
Decrease in income taxes receivable	1.9	16.6
Net cash used in operating activities	(283.5)	(137.8)
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, equipment, software and other	(0.8)	—
Investment in unconsolidated ventures	—	(0.1)
Return of investment in unconsolidated ventures	0.1	7.1
Proceeds from sale of assets	—	228.6
Net cash (used in) provided by investing activities	(0.7)	235.6
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of debt	(5.0)	(10.1)
Additions to debt	40.0	1.5
Deferred financing fees	—	(0.2)
Distributions to noncontrolling interests, net	(3.6)	(2.0)
Settlement of equity awards	(0.1)	(12.8)
Net cash provided by (used in) financing activities	31.3	(23.6)

Net (decrease) increase in cash, cash equivalents and restricted cash	(252.9)	74.2
Cash, cash equivalents and restricted cash at beginning of period	335.0	402.2
Cash, cash equivalents and restricted cash at end of period	$82.1	$476.4

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

The financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, these financial statements reflect all adjustments considered necessary to fairly state the results for the interim periods shown, including normal recurring accruals and other items. These financial statements, including the consolidated balance sheet as of September 30, 2018, which was derived from audited financial statements, do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-KT for the nine months ended September 30, 2018.

The Company divested substantially all of its oil and gas working interest properties in 2016, and completed the sale of all oil and gas assets and related entities in 2017. As a result of selling the entities in 2017, the Company recognized a tax benefit during the six months ended March 31, 2018 that has been recorded as income from discontinued operations. There was no activity related to these discontinued operations during the three and six months ended March 31, 2019.
The transactions included in net income in the consolidated statements of operations are the same as those that would be presented in comprehensive income. Thus, the Company's net income equates to comprehensive income.

On October 5, 2017, Forestar became a majority-owned subsidiary of D.R. Horton, Inc. (D.R. Horton) by virtue of a merger with a wholly-owned subsidiary of D.R. Horton (the Merger). Immediately following the Merger, D.R. Horton owned 75% of the Company's outstanding common stock. In connection with the Merger, the Company entered into certain agreements with D.R. Horton including a Stockholder’s Agreement, a Master Supply Agreement, and a Shared Services Agreement. D.R. Horton is considered a related party of Forestar under GAAP.
Changes in Presentation and Reclassifications
Certain items have been reclassified in the prior year financial statements to conform to the presentation and classifications used in the current year. Receivables, prepaid expenses, land purchase contract deposits, and intangible assets have been reclassified to other assets in the prior year consolidated balance sheet. Accrued employee compensation and benefits, accrued property taxes, accrued interest, other accrued expenses and other liabilities have been reclassified to accrued expenses and other liabilities in the prior year consolidated balance sheet. Other operating expense and general and administrative expense have been combined into one line item which is titled selling, general and administrative expense in the prior year consolidated statement of operations. In addition, certain items have been reclassified from selling, general and administrative expenses to cost of sales in the prior year statement of operations to conform to classifications used in the current year. The Company has reclassified the change in earnest money deposits in the prior year statement of cash flows from change in accounts payable and other accrued liabilities to conform to the classifications used in the current year. The Company has reclassified real estate cost of sales, real estate development and acquisition expenditures, reimbursements from utility and improvement districts, and other to change in real estate in the prior year statement of cash flows to conform to classifications used in the current year. The Company has reclassified proceeds from land and lot closings held for the Company’s benefit at title companies in the prior year consolidated balance sheet from receivables to cash and cash equivalents to conform to the classification used in the current year. These reclassifications had no effect on the Company's consolidated operating results, balance sheet or cash flows.

In connection with the adoption of Accounting Standards Update (ASU) 2016-18 on October 1, 2018, restricted cash is included with cash and cash equivalents when reconciling beginning and ending cash amounts in the consolidated statements of cash flows. Prior period amounts have been reclassified to conform to the current year presentation, resulting in a decrease in cash used in financing activities of $39.7 million for the six months ended March 31, 2018.

Adoption of New Accounting Standards

On October 1, 2018, the Company adopted Accounting Standards Codification 606, "Revenue from Contracts with Customers" (ASC 606), which is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services and satisfaction of performance obligations to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The Company applied the modified retrospective method to contracts that were not completed as of October 1, 2018. Results for the reporting period beginning on October 1, 2018 are presented under ASC 606, while prior period amounts were not adjusted and will continue to be reported under the previous accounting standards. Under ASC 606, the Company's performance obligations are typically satisfied at closing. However, there may be instances in which the Company has an unsatisfied remaining performance obligation at the time of closing. In these instances, the Company records contract liabilities and recognizes those revenues over time using the percentage of completion method based upon actual costs incurred. Generally, the Company's unsatisfied remaining performance obligations are expected to have an original duration of less than one year. As of October 1, 2018, the Company established contract liabilities of $6.4 million related to its remaining unsatisfied performance obligations at the time of adoption of ASC 606. There was no impact to the amount or timing of revenues recognized as a result of applying ASC 606 for the three and six months ended March 31, 2019, and there have not been significant changes to the Company’s business processes, systems, or internal controls as a result of implementing the standard.

A summary of items impacted as the result of adopting ASC 606 follows:

	As of March 31, 2019
	As Reported	Impact of Adoption	As Adjusted
	(In millions)
Real estate	$851.5	$7.0	$844.5
Contract liabilities	7.9	7.9	—
Deferred income	10.8	(0.9)	11.7

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
Recent Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner that is similar to today's accounting. This guidance also eliminates today's real estate-specific provisions for all entities. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. This guidance is effective for the Company on October 1, 2019 and early adoption is permitted. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the effect the updated standard will have on our financial position, results of operations and cash flows.

Note 2—Segment Information

Historically, the Company managed its operations through its real estate segment, mineral resources segment (previously referred to as oil and gas) and other segment (previously referred to as other natural resources). During the three months ended December 31, 2018, the Company began managing its operations through one real estate segment. As such, the operating results of the Company's real estate segment are consistent with its consolidated operating results and no separate disclosure is required as of and for the three and six months ended March 31, 2019. The Company's real estate segment is its core business and is expected to generate all of the Company’s revenues in fiscal 2019. The real estate segment primarily acquires land and develops infrastructure for single-family residential communities. The Company's real estate segment generates its revenues principally from sales of residential single-family finished lots to local, regional and national homebuilders.

The Company has other business activities which were presented in its other segment in prior periods. The assets and results of operations of these business activities are immaterial and are included within the Company's real estate segment in the current periods.

Additionally, as of and for the three and six months ended March 31, 2019, all assets and results of operations have been included in the real estate segment. In prior periods, certain costs and assets were not allocated to the Company’s segments. During the three months ended December 31, 2018, the Company began evaluating the results of operations of its real estate segment based on income from continuing operations before income taxes. As a result, all of the Company’s results of operations have been allocated to the real estate segment for the three and six months ended March 31, 2019. This change in the measure of segment profit (loss) was adopted prospectively and the prior period segment results have not been adjusted to conform to the current period. In prior periods, segment earnings (loss) consist of operating income, equity in earnings (loss) of unconsolidated ventures, gain on sales of assets, interest income and net income (loss) attributable to noncontrolling interests. Items not allocated to segments in prior periods consist of general and administrative expense, share-based and long-term incentive compensation, gain on sale of timberland assets, interest expense, and other corporate interest and other income.
The accounting policies of the reporting segment is described throughout Note 1 in the Company's annual report on Form 10-KT for the nine months ended September 30, 2018.

Total assets by segment at September 30, 2018 are as follows:

	September 30, 2018
	Real Estate	Other	Items Not Allocated	Consolidated
	(In millions)
Cash and cash equivalents	$—	$—	$318.8	$318.8
Restricted cash	—	—	16.2	16.2
Real estate	498.0	—	—	498.0
Investment in unconsolidated ventures	11.7	—	—	11.7
Income taxes receivable	—	—	4.4	4.4
Property and equipment, net	—	1.5	0.2	1.7
Deferred tax asset, net	—	—	26.9	26.9
Other assets	12.4	0.4	2.6	15.4
	$522.1	$1.9	$369.1	$893.1

Segment results for the three and six months ended March 31, 2018 are as follows:

	Three Months Ended March 31, 2018
	Real Estate	Other	Items Not Allocated	Consolidated
	(In millions)
Revenues	$22.6	$—	$—	$22.6
Cost of sales	15.6	0.6	—	16.2
Selling, general and administrative expense	1.6	—	3.8	5.4
Equity in earnings of unconsolidated ventures	(1.5)	—	—	(1.5)
Gain on sale of assets	(2.7)	—	—	(2.7)
Interest expense	—	—	2.1	2.1
Interest and other income	(0.2)	—	(1.4)	(1.6)
Income (loss) from continuing operations before taxes	$9.8	$(0.6)	$(4.5)	$4.7
Net income attributable to noncontrolling interests	0.1	—	—	0.1
Income (loss) from continuing operations before taxes attributable to Forestar Group Inc.	$9.7	$(0.6)	$(4.5)	$4.6

	Six Months Ended March 31, 2018
	Real Estate	Other	Items Not Allocated	Consolidated
	(In millions)
Revenues	$53.5	$—	$—	$53.5
Cost of sales	32.4	6.5	—	38.9
Selling, general and administrative expense	7.5	0.1	22.0	29.6
Equity in earnings of unconsolidated ventures	(8.5)	—	—	(8.5)
Gain on sale of assets	(2.7)	—	—	(2.7)
Interest expense	—	—	4.2	4.2
Interest and other income	(0.9)	—	(1.4)	(2.3)
Income (loss) from continuing operations before taxes	$25.7	$(6.6)	$(24.8)	$(5.7)
Net income attributable to noncontrolling interests	2.0	—	—	2.0
Income (loss) from continuing operations before taxes attributable to Forestar Group Inc.	$23.7	$(6.6)	$(24.8)	$(7.7)

Note 3—Real Estate
Real estate consists of:

	March 31, 2019	September 30, 2018
	(In millions)
Developed and under development projects	$803.0	$463.1
Land held for development	48.5	34.9
	$851.5	$498.0

In the six months ended March 31, 2019, the Company invested $300.2 million for the acquisition of residential real estate and $119.1 million for the development of residential real estate. At March 31, 2019 and September 30, 2018, land held for development primarily consists of undeveloped land which the Company has the contractual right to sell to D.R. Horton within approximately one year of its purchase or, if D.R. Horton elects, at an earlier date, at a sales price equal to the carrying value of the land at the time of sale plus additional consideration which ranges from 12% to 16% per annum. Alternatively, at any time prior to its sale of the undeveloped land to D.R. Horton, the Company and D.R. Horton may elect to have Forestar develop the land into residential lots and enter into a finished lot purchase and sale agreement with D.R. Horton.
Note 4—Revenues
On October 1, 2018, the Company adopted Accounting Standards Codification 606, "Revenue from Contracts with Customers" (ASC 606), which is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services and satisfaction of performance obligations to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The Company applied the modified retrospective method to contracts that were not completed as of October 1, 2018. Results for the reporting period beginning on October 1, 2018 are presented under ASC 606, while prior period amounts were not adjusted and will continue to be reported under the previous accounting standards. Under ASC 606 the Company's performance obligations are typically satisfied at closing. However, there may be instances in which the Company has an unsatisfied remaining performance obligation at the time of closing. In these instances, the Company records contract liabilities and recognizes those revenues over time using the percentage of completion method based upon actual costs incurred. Generally, the Company's unsatisfied remaining performance obligations are expected to have an original duration of less than one year. As of October 1, 2018, the Company established contract liabilities of $6.4 million related to its remaining unsatisfied performance obligations at the time of adoption of ASC 606. There was no impact to the amount or timing of revenues recognized as a result of applying ASC 606 for the three and six months ended March 31, 2019
Revenues consist of:

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
	(In millions)
Residential lot sales	$49.3	$20.4	$84.0	$41.5
Residential tract sales	—	—	—	2.3
Commercial tract sales	15.0	2.0	18.5	9.2
Other	1.0	0.2	1.3	0.5
	$65.3	$22.6	$103.8	$53.5
In the three and six months ended March 31, 2019 the Company recognized $2.1 million and $3.0 million of residential lot sales revenue as a result of its progress towards completion of its remaining unsatisfied performance obligations.

Note 5—Investment in Unconsolidated Ventures

In the past, the Company participated in real estate ventures for the purpose of acquiring and developing residential, multifamily and mixed-use communities in which the Company may or may not have a controlling financial interest. GAAP requires consolidation of Variable Interest Entities (VIEs) in which an enterprise has a controlling financial interest and is the primary beneficiary. A controlling financial interest will have both of the following characteristics: (a) the power to direct the VIE activities that most significantly impact economic performance and (b) the obligation to absorb the VIE losses and right to receive benefits that are significant to the VIE. The Company examines specific criteria and uses judgment when determining whether a venture is a VIE and whether the Company is the primary beneficiary. The Company performs this review initially at the time it enters into venture agreements and reassesses upon reconsideration events.
At March 31, 2019, the Company had ownership interests in four ventures that it accounted for using the equity method, none of which was a VIE.
Combined summarized balance sheet information for our ventures accounted for using the equity method follows:

	March 31, 2019	September 30, 2018
	(In millions)
Assets:
Cash and cash equivalents	$1.7	$10.2
Real estate	13.7	17.2
Other assets	0.1	0.1
Total assets	$15.5	$27.5
Liabilities and Equity:
Accounts payable and other liabilities	$0.3	$0.6
Equity	15.2	26.9
Total liabilities and equity	$15.5	$27.5

Forestar's investment in unconsolidated ventures	$7.4	$11.7

Combined summarized income statement information for our ventures accounted for using the equity method follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
	(In millions)
Revenues	$—	$3.4	$1.8	$12.0
Earnings	—	4.3	1.4	21.7
Forestar's equity in earnings of unconsolidated ventures	—	1.5	0.6	8.5

In the six months ended March 31, 2018, a venture in which the Company owned a 30% interest sold a multifamily project in Nashville for $71.7 million and recognized a gain of $19.0 million. The Company's share of earnings from this transaction was $7.8 million.
Note 6—Discontinued Operations
The Company divested substantially all of its oil and gas working interest properties in 2016 and completed the sale of all oil and gas assets and related entities in 2017. As a result of selling the entities in 2017, the Company recognized a tax benefit of $7.2 million in the six months ended March 31, 2018 that has been recorded as income from discontinued operations. There was no activity related to these discontinued operations during the six months ended March 31, 2019.

Note 7—Other Assets, Accrued Expenses and Other Liabilities

The Company's other assets at March 31, 2019 and September 30, 2018 were as follows:

	March 31, 2019	September 30, 2018
	(In millions)
Receivables, net	$1.4	$2.7
Prepaid expenses	3.3	3.1
Land purchase contract deposits	6.7	4.1
Intangible assets	—	0.5
Other assets	4.7	5.0
	$16.1	$15.4

The Company's accrued expenses and other liabilities at March 31, 2019 and September 30, 2018 were as follows:

	March 31, 2019	September 30, 2018
	(In millions)
Accrued employee compensation and benefits	$5.8	$6.7
Accrued property taxes	0.4	1.7
Accrued interest	0.4	0.4
Contract liabilities	7.9	—
Deferred income	10.8	11.6
Other accrued expenses	26.4	27.2
Other liabilities	2.8	2.0
	$54.5	$49.6

Contract liabilities at March 31, 2019 represents the Company's unsatisfied remaining performance obligations in the development of 261 lots that have been sold to D.R. Horton which will be recognized over time on a percentage of completion basis.

Note 8—Debt, net
Debt consists of:

	March 31, 2019	September 30, 2018
	(In millions)
3.75% convertible senior notes due 2020, net of discount and fees	$114.2	$111.7
Senior unsecured revolving credit facility, maturing 2021	35.0	—
	$149.2	$111.7
Senior Unsecured Revolving Credit Facility

On August 16, 2018, the Company entered into a $380.0 million senior unsecured revolving credit facility with an uncommitted $190.0 million accordion feature that could increase the size of the facility to $570.0 million, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to 50% of the revolving credit commitment. Borrowings under the revolving credit facility are subject to a borrowing base formula based on the book value of the Company's real estate and unrestricted cash. The maturity date of the facility is August 16, 2021. The maturity date of the revolving credit facility may be extended by up to one year on up to three occasions, subject to approval of lenders holding a majority of the commitments. Letters of credit issued under the facility reduce the available borrowing capacity. At March 31, 2019, there were $35.0 million in borrowings outstanding at a 4.8% annual interest rate and $3.8 million of letters of credit issued under the revolving credit facility.

The revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require a minimum level of tangible net worth, a minimum level of liquidity, and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At March 31, 2019, the Company was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility.

3.75% Convertible Senior Notes due 2020

At March 31, 2019, the principal amount of the 3.75% Convertible Senior Notes due 2020 ("Convertible Notes") was $118.9 million and the unamortized debt discount was $4.3 million. The effective interest rate on the liability component was 8.0% and the carrying amount of the equity component was $16.8 million. The Company intends to settle the principal amount of the Convertible Notes in cash upon conversion in 2020, with any excess conversion value to be settled in shares of its common stock. At March 31, 2019 and September 30, 2018, the Company had $0.4 million and $0.7 million in unamortized deferred financing fees which were deducted from its debt.

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
The Company elected not to use the fair value option for cash and cash equivalents, restricted cash and debt.
For the financial assets and liabilities that the Company does not reflect at fair value, the following tables present both their respective carrying value and fair value at March 31, 2019 and September 30, 2018.

		Fair Value at March 31, 2019
	Carrying Value	Level 1	Level 2	Level 3	Total
	(in millions)
Cash and cash equivalents (a)	$66.4	$66.4	$—	$—	$66.4
Restricted cash (a)	15.7	15.7	—	—	15.7
Debt (b) (c)	149.6	—	115.1	35.0	150.1

		Fair Value at September 30, 2018
	Carrying Value	Level 1	Level 2	Level 3	Total
	(in millions)
Cash and cash equivalents (a)	$318.8	$318.8	$—	$—	$318.8
Restricted cash (a)	16.2	16.2	—	—	16.2
Debt (b) (c)	112.4	—	113.2	—	113.2
 _____________________

(a)	The fair values of cash, cash equivalents and restricted cash approximate their carrying values due to their short-term nature and are classified as Level 1 within the fair value hierarchy.

(b)	The fair value of the senior notes is determined based on quoted prices, which is classified as Level 2 within the fair value hierarchy.

(c)	The fair value of borrowings under the revolving credit facility approximate carrying value due to the floating interest rate terms and is classified as Level 3 within the fair value hierarchy.

Non-financial assets measured at fair value on a non-recurring basis principally include real estate assets which are measured for impairment.
Non-financial assets measured at fair value on a non-recurring basis are as follows:

	March 31, 2019				September 30, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In millions)
Non-financial Assets:
Real estate	$—	$—	$—	$—	$—	$0.2	$—	$0.2
At September 30, 2018, the Company based the valuations of its real estate primarily on offers received from third parties.

Note 10—Net Income per Share
The computations of basic and diluted earnings per share are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
	(In millions, except share data)
Numerator:
Continuing operations
Net income (loss) from continuing operations	$12.8	$4.6	$16.7	$(18.3)
Less: Net income attributable to noncontrolling interest	2.7	0.1	3.3	2.0
Net income (loss) from continuing operations attributable to Forestar Group Inc.	$10.1	$4.5	$13.4	$(20.3)

Discontinued operations
Net income from discontinued operations available for diluted earnings per share	$—	$—	$—	$7.2

Denominator:
Weighted average common shares outstanding — basic	41,959,866	41,938,936	41,956,179	41,948,180
Dilutive effect of share based compensation	6,233	27,430	6,220	13,715
Total weighted average shares outstanding — diluted	41,966,099	41,966,366	41,962,399	41,961,895
Anti-dilutive awards excluded from diluted weighted average shares	—	—	—	15,434

The Company intends to settle the principal amount of the Convertible Notes in cash upon conversion with any excess conversion value to be settled in shares of its common stock. Therefore, only the amount in excess of the par value of the Convertible Notes will be included in the calculation of diluted net income per share using the treasury stock method. As such, the Convertible Notes have no impact on diluted net income per share until the price of the Company's common stock exceeds the conversion price of the Convertible Notes of $51.42. The price of the Company's common stock did not exceed the conversion price so the Convertible Notes had no impact on diluted net income per share in any of the periods presented.

Note 11—Income Taxes
The Company's effective tax rate from continuing operations was 22% for both the three and six months ended March 31, 2019. The Company's effective tax rate from continuing operations was 1% for the three months ended March 31, 2018, which included the impact of the Tax Cuts and Jobs Act (“Tax Act”) and a tax benefit from the release of a portion of its valuation allowance as the result of the realization of certain deferred tax assets. The Company’s effective tax rate from continuing operations was 221% for the six months ended March 31, 2018 which included nondeductible transactions costs related to the Merger, the impairment of nondeductible goodwill related to the Company's oil and gas operations, other adjustments to the Company's valuation allowance as a result of the generation and utilization of its deferred tax assets, and the impact of the Tax Act. The Company’s effective tax rate for both periods includes the effect of state income taxes, nondeductible items and benefits for noncontrolling interests.
At March 31, 2019 and September 30, 2018, deferred tax assets, net of deferred tax liabilities, were $26.2 million and $30.3 million, offset by a valuation allowance of $3.3 million and $3.4 million for the portion of the deferred tax assets that the Company has determined is more likely than not to be unrealizable. The valuation allowance was recorded because it is more likely than not that a portion of the Company's state deferred tax assets, primarily net operating loss (NOL) carryforwards, will not be realized because the Company is no longer operating in some states or the NOL carryforward periods are too brief to realize the related deferred tax asset. The Company will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance on its deferred tax assets. Any reversal of the valuation allowance in future periods will impact the effective tax rate.
On October 5, 2017, D.R. Horton Inc. acquired 75% of the Company’s common stock resulting in an ownership change under Section 382 of the Internal Revenue Code. Section 382 limits the Company’s ability to use certain tax attributes and built-in losses and deductions in a given year. The Company’s tax attributes or built-in losses and deductions that were limited in 2017 or 2018 are expected to be fully utilized in future years with the exception of some state NOL carryforwards.
The Company's unrecognized tax benefits totaled $1.1 million at March 31, 2019, all of which would affect its effective tax rate, if recognized.
Note 12—Commitments and Contingencies

Contractual Obligations and Off-Balance Sheet Arrangements

In support of our residential lot development business, we have a surety bond program that provides financial assurance to beneficiaries related to the execution and performance of certain development obligations. At March 31, 2019, the Company had $95.6 million of surety bonds outstanding.
Secured Letter of Credit Agreement

The Company has a secured standby letter of credit facility (LC Facility) that requires it to deposit cash as collateral with the issuing bank. At March 31, 2019, letters of credit outstanding under the LC Facility totaled $15.0 million, secured by $15.7 million in cash, which is classified as restricted cash on the Company's consolidated balance sheets.
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

Note 13—Related Party Transactions
On October 6, 2017, the Company entered into a Shared Services Agreement with D.R. Horton whereby D.R. Horton provides the Company with certain administrative, compliance, operational and procurement services. During the six months ended March 31, 2019 and March 31, 2018, the Company paid D.R. Horton $1.0 million and $0.3 million for these shared services and $0.6 million and $0.4 million for the cost of health insurance and other employee benefits. These expenses are included within selling, general and administrative expense in the consolidated statement of operations.
Under the terms of the Master Supply Agreement with D.R. Horton, both companies identify land development opportunities to expand Forestar's portfolio of assets. At March 31, 2019, the Company owned or controlled through option purchase contracts approximately 31,400 residential lots, of which nearly 12,100 are under contract to sell to D.R. Horton. Additionally, D.R. Horton has the right of first offer on nearly 9,600 of these residential lots based on executed purchase and sale agreements. At March 31, 2019 and September 30, 2018, the Company had earnest money deposit liabilities of $76.2 million and $45.3 million related to earnest money deposits from land and lot option purchase contracts with D.R. Horton. In the three months ended March 31, 2019, the Company sold 453 residential lots to D.R. Horton for $37.7 million. In the six months ended March 31, 2019, the Company sold 908 residential lots to D.R. Horton for $70.2 million. In both the three and six months ended March 31, 2018, the Company sold 183 residential lots to D.R. Horton for $8.5 million. At March 31, 2019, the Company had contract liabilities of $7.9 million related to its unsatisfied remaining performance obligations in the development of 261 lots that have been sold to D.R. Horton which will be recognized over time on a percentage of completion basis.
During the three and six months ended March 31, 2019, the Company reimbursed D.R. Horton approximately $4.7 million and $16.8 million for previously paid earnest money and $0.7 million and $3.7 million for pre-acquisition and other due diligence and development costs related to land purchase contracts whereby D.R. Horton assigned its rights under these land purchase contracts to Forestar. During the three and six months ended March 31, 2018, the Company reimbursed D.R. Horton approximately $11.8 million and $14.0 million for previously paid earnest money and $5.9 million and $8.2 million for pre-acquisition and other due diligence and development costs.
At March 31, 2019 and September 30, 2018, land held for development was $48.5 million and $34.9 million. Land held for development primarily consists of undeveloped land which the Company has the contractual right to sell to D.R. Horton within approximately one year of its purchase or, if D.R. Horton elects, at an earlier date, at a sales price equal to the carrying value of the land at the time of sale plus additional consideration which ranges from 12% to 16% per annum. Alternatively, at any time prior to its sale of the undeveloped land to D.R. Horton, the Company and D.R. Horton may elect to have Forestar develop the land into residential lots and enter into a finished lot purchase and sale agreement with D.R. Horton.
At March 31, 2019 and September 30, 2018, accrued expenses and other liabilities on the Company's consolidated balance sheets included $1.7 million and $3.3 million owed to D.R. Horton for any accrued and unpaid shared services, land purchase contract deposits and due diligence and other development cost reimbursements.
Note 14—Subsequent Event

In April 2019, the Company issued $350 million principal amount of 8.0% Senior Unsecured Notes (Notes) pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Notes are due April 15, 2024 with interest payable semi-annually, and represent senior unsecured obligations of Forestar and rank equally with the Company's other existing and future senior unsecured indebtedness. The annual effective interest rate of the Notes after giving effect to the amortization of financing costs is 8.5%. The Notes may be redeemed prior to maturity, subject to certain limitations and premiums defined in the indenture agreement. The Notes are guaranteed by each of the Company's subsidiaries to the extent such subsidiaries guarantee the Company's revolving credit facility.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and related notes included in this quarterly report and our 2018 Annual Report on Form 10-KT.
Forward-Looking Statements
This Quarterly Report on Form 10-Q and other materials we have filed or may file with the Securities and Exchange Commission contain “forward-looking statements” within the meaning of the federal securities laws. These forward-looking statements are identified by their use of terms and phrases such as “believe,” “anticipate,” “could,” “estimate,” “likely,” “intend,” “may,” “plan,” “expect,” and similar expressions, including references to assumptions. These statements reflect our current views with respect to future events and are subject to risks and uncertainties. We note that a variety of factors and uncertainties could cause our actual results to differ significantly from the results discussed in the forward-looking statements. Factors and uncertainties that might cause such differences include, but are not limited to:

•	the effect of D.R. Horton, Inc.’s (“D.R. Horton”) controlling level of ownership on us and our stockholders and holders of notes;

•	our ability to realize the potential benefits of the strategic relationship with D.R. Horton;

•	the effect of our strategic relationship with D.R. Horton on our ability to maintain relationships with our vendors and customers;

•	demand for new housing, which can be affected by a number of factors including the availability of mortgage credit, job growth and fluctuations in interest rates;

•	competitive actions by other companies;

•	accuracy of estimates and other assumptions related to investment in and development of real estate, the expected timing and pricing of land and lot sales and related cost of real estate sales;

•	our ability to hire and retain key personnel;

•	changes in governmental policies, laws or regulations and actions or restrictions of regulatory agencies;

•	general economic, market or business conditions where our real estate activities are concentrated;

•	our ability to achieve our strategic initiatives;

•	our ability to obtain future entitlement and development approvals;

•	our partners’ ability to fund their capital commitments and otherwise fulfill their operating and financial obligations;

•	our ability to obtain or the availability of surety bonds to secure our performance related to construction and development activities and the pricing of bonds;

•	obtaining reimbursements and other payments from special improvement districts and other agencies and timing of such payments;

•	the levels of resale housing inventory in our development projects and the regions in which they are located;

•	fluctuations in costs and expenses, including impacts from shortages in materials or labor;

•	the opportunities (or lack thereof) that may be presented to us and that we may pursue;

•	the strength of our information technology systems and the risk of cybersecurity breaches;

•	the conditions of the capital markets and our ability to raise capital to fund expected growth; and

•	our ability to comply with our debt covenants, restrictions and limitations.

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

Our Operations

We are a residential lot development company with operations in 41 markets in 17 states as of March 31, 2019. In October 2017, we became a majority-owned subsidiary of D.R. Horton. Our alignment with and support from D.R. Horton provides us an opportunity to grow our business into a national, well-capitalized residential lot developer selling lots to D.R. Horton and other homebuilders. As our controlling shareholder, D.R. Horton has significant influence in guiding our strategic direction and operations. Our strategy is focused on making investments in land acquisition and development to expand our residential lot development business into a geographically diversified national platform. We are primarily investing in short duration, phased development projects that generate returns similar to production-oriented homebuilders. This strategy is a unique, lower-risk business model that we expect will produce more consistent returns than other public and private land developers.

Discontinued Operations
We divested substantially all of our oil and gas working interest properties in 2016 and completed the sale of all oil and gas assets and related entities in 2017. As a result of selling the entities in 2017, we recognized a tax benefit of $7.2 million in the six months ended March 31, 2018 that has been recorded as income from discontinued operations. There was no activity related to these discontinued operations during the three and six months ended March 31, 2019.

Business Segments

Historically, we managed our operations through our real estate segment, mineral resources segment (previously referred to as oil and gas) and other segment (previously referred to as other natural resources). During the three months ended December 31, 2018, we began managing our operations through one real estate segment. As such, the operating results of our real estate segment are consistent with our consolidated operating results and no separate disclosure is required as of and for the three and six months ended March 31, 2019. Our real estate segment is our core business and is expected to generate all of our revenues in fiscal 2019. The real estate segment primarily acquires land and develops infrastructure for single-family residential communities. Our real estate segment generates its revenues principally from sales of residential single-family finished lots to local, regional and national homebuilders.

We have other business activities which were presented in our other segment in prior periods. The assets and results of operations of these business activities are immaterial and are included in our real estate segment in the current periods.

Additionally, as of and for the three and six months ended March 31, 2019, all assets and results of operations have been included in the real estate segment. In prior periods, certain costs and assets were not allocated to the segments. During the three months ended December 31, 2018, we began evaluating the results of operations of our real estate segment based on income from continuing operations before income taxes. As a result, all of our results of operations have been allocated to the real estate segment for the three and six months ended March 31, 2019. This change in the measure of segment profit (loss) has been adopted prospectively and the prior period segment results have not been adjusted to conform to the current period. In prior periods, segment earnings (loss) consist of operating income, equity in earnings (loss) of unconsolidated ventures, gain on sales of assets, interest income and net income (loss) attributable to noncontrolling interests. Items not allocated to segments in prior periods consist of general and administrative expense, share-based and long-term incentive compensation, gain on sale of timberland assets, interest expense, and other corporate interest and other income.

Results of Operations
Real estate segment results for the three and six months ended March 31, 2019 were:

	Three Months Ended March 31, 2019	Six Months Ended March 31, 2019
	(In millions)
Revenues	$65.3	$103.8
Cost of sales	43.6	74.3
Selling, general and administrative expense	6.2	11.9
Equity in earnings of unconsolidated ventures	—	(0.6)
Gain on sale of assets	—	(0.9)
Interest expense	—	—
Interest and other income	(0.9)	(2.2)
Income from continuing operations before taxes	$16.4	$21.3
Segment results for the three and six months ended March 31, 2018 were:

	Three Months Ended March 31, 2018
	Real Estate	Other	Items Not Allocated	Consolidated
	(In millions)
Revenues	$22.6	$—	$—	$22.6
Cost of sales	15.6	0.6	—	16.2
Selling, general and administrative expense	1.6	—	3.8	5.4
Equity in earnings of unconsolidated ventures	(1.5)	—	—	(1.5)
Gain on sale of assets	(2.7)	—	—	(2.7)
Interest expense	—	—	2.1	2.1
Interest and other income	(0.2)	—	(1.4)	(1.6)
Income (loss) from continuing operations before taxes	$9.8	$(0.6)	$(4.5)	$4.7
Net income attributable to noncontrolling interests	0.1	—	—	0.1
Income (loss) from continuing operations before taxes attributable to Forestar Group Inc.	$9.7	$(0.6)	$(4.5)	$4.6

	Six Months Ended March 31, 2018
	Real Estate	Other	Items Not Allocated	Consolidated
	(In millions)
Revenues	$53.5	$—	$—	$53.5
Cost of sales	32.4	6.5	—	38.9
Selling, general and administrative expense	7.5	0.1	22.0	29.6
Equity in earnings of unconsolidated ventures	(8.5)	—	—	(8.5)
Gain on sale of assets	(2.7)	—	—	(2.7)
Interest expense	—	—	4.2	4.2
Interest and other income	(0.9)	—	(1.4)	(2.3)
Income (loss) from continuing operations before taxes	$25.7	$(6.6)	$(24.8)	(5.7)
Net income attributable to noncontrolling interests	2.0	—	—	2.0
Income (loss) from continuing operations before taxes attributable to Forestar Group Inc.	$23.7	$(6.6)	$(24.8)	$(7.7)

Real Estate
We are a residential lot development company with operations in 41 markets and 17 states as of March 31, 2019. Our real estate segment primarily acquires land and develops infrastructure for single-family residential communities. Our real estate segment revenues are principally derived from the sales of residential single-family lots that we have developed. Our real estate segment also makes short term investments in finished lots (lot banking) and undeveloped land with the intent to sell these assets within a short time period, primarily to D.R. Horton, utilizing available capital prior to its deployment into longer term lot development projects.
Residential lots sold consist of:

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Development projects	412	218	874	473
Lot banking projects	136	86	192	86
	548	304	1,066	559

Average sales price per lot (a)	$86,177	$66,735	$80,243	$73,962
 _____________________
(a) Excludes any impact from change in contract liabilities.
Revenues consist of:

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
	(In millions)
Residential lot sales:
Development projects	$34.5	$17.8	$70.6	$38.9
Lot banking projects	12.7	2.6	14.9	2.6
Change in contract liabilities	2.1	—	(1.5)	—
	49.3	20.4	84.0	41.5
Residential tract sales	—	—	—	2.3
Commercial tract sales	15.0	2.0	18.5	9.2
Other	1.0	0.2	1.3	0.5
	$65.3	$22.6	$103.8	$53.5

Residential lots sold and residential lot sales revenues have increased in all periods presented primarily due to our strategic relationship with D.R. Horton. In the three months ended March 31, 2019, we sold 453 residential lots to D.R. Horton for $37.7 million. In the six months ended March 31, 2019, we sold 908 residential lots to D.R. Horton for $70.2 million. In both the three and six months ended March 31, 2018, we sold 183 residential lots to D.R. Horton for $8.5 million. At March 31, 2019, we owned or controlled through option purchase contracts approximately 31,400 residential lots, of which nearly 12,100 are under contract to sell to D.R. Horton. Additionally, D.R. Horton has the right of first offer on nearly 9,600 of these residential lots based on executed purchase and sale agreements. At March 31, 2019, lots owned included approximately 3,600 that are fully developed, of which approximately 1,800 are related to lot banking. At March 31, 2019 we have approximately 300 lots under contract to sell to other builders.
Commercial tract sales principally consist of the sale of tracts to commercial developers that specialize in the construction and operation of income producing properties such as apartments, retail centers, or office buildings. The commercial tract sales revenues in the three months ended March 31, 2019 relate primarily to the sale of 44 acres from a consolidated venture for $14.8 million.
Cost of sales in the three and six months ended March 31, 2019 increased as compared to the prior year periods primarily due to the increases in the number of lots sold.

Consolidated selling, general and administrative expense in the six months ended March 31, 2018 includes $18.1 million in costs incurred as a result of the Merger.

Equity in earnings from unconsolidated ventures in the six months ended March 31, 2018 includes $7.8 million which represents our share of a gain from the sale of a multifamily project in Nashville from a venture in which we owned a 30% interest.

Gain on sale of assets in both the three and six months ended March 31, 2018 includes a gain of $2.0 million related to the sale of our interest in a venture and a gain of $0.7 million related to our strategic sale of assets.

The decrease in interest expense in the three and six months ended March 31, 2019 compared to the three and six months ended March 31, 2018, is due to an increase in our active real estate development projects which resulted in the capitalization of all interest costs in the current year periods.
Interest and other income principally represents interest earned on our cash deposits.
Other

In the six months ended March 31, 2018, we recorded a non-cash impairment charge of $5.8 million primarily related to our central Texas water assets which is included within cost of sales.
Income Taxes
Our effective tax rate from continuing operations was 22% for both the three and six months ended March 31, 2019. Our effective tax rate from continuing operations was 1% for the three months ended March 31, 2018, which included the impact of the Tax Cuts and Jobs Act (“Tax Act”) and a tax benefit from the release of a portion of our valuation allowance as the result of the realization of certain deferred tax assets. Our effective tax rate from continuing operations was 221% for the six months ended March 31, 2018 which included nondeductible transactions costs related to the Merger, the impairment of nondeductible goodwill related to our oil and gas operations, other adjustments to our valuation allowance as a result of the generation and utilization of our deferred tax assets, and the impact of the Tax Act. Our effective tax rate for both periods includes the effect of state income taxes, nondeductible items and benefits for noncontrolling interests.
At March 31, 2019 and September 30, 2018, deferred tax assets, net of deferred tax liabilities, were $26.2 million and $30.3 million, offset by a valuation allowance of $3.3 million and $3.4 million for the portion of the deferred tax assets that we have determined is more likely than not to be unrealizable. The valuation allowance was recorded because it is more likely than not that a portion of our state deferred tax assets, primarily net operating loss (NOL) carryforwards, will not be realized because we are no longer operating in some states or the NOL carryforward periods are too brief to realize the related deferred tax asset. We will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance on our deferred tax assets. Any reversal of the valuation allowance in future periods will impact our effective tax rate.
On October 5, 2017, D.R. Horton Inc. acquired 75% of our common stock resulting in an ownership change under Section 382 of the Internal Revenue Code. Section 382 limits our ability to use certain tax attributes and built-in losses and deductions in a given year. Our tax attributes or built-in losses and deductions that were limited in 2017 or 2018 are expected to be fully utilized in future years with the exception of some state NOL carryforwards.
Our unrecognized tax benefits totaled $1.1 million at March 31, 2019, all of which would affect its effective tax rate, if recognized.

Liquidity and Capital Resources
Liquidity

We believe that the Merger provides us with an opportunity to substantially grow our business by establishing a strategic relationship to supply finished residential lots to D.R. Horton. To date, we have funded our growth since the Merger with available cash and borrowings under our revolving credit facility and we are also evaluating our longer-term capital structure, projected future liquidity and working capital requirements. In August 2018, we entered into a senior unsecured revolving credit facility, in September 2018 we filed a shelf registration statement with the SEC registering $500 million of equity securities and in April 2019, we issued $350 million principal amount of 8.0% Senior Unsecured Notes (Notes) to qualified buyers pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. Our ability to achieve our long-term growth objectives will depend on our ability to obtain financing in sufficient capacities. We regularly evaluate alternatives for managing our capital structure and liquidity profile in consideration of expected cash flows, growth and operating capital requirements and capital market conditions. As market conditions permit, we may, at any time, be considering or preparing for the purchase or sale of our common stock, debt securities, convertible securities or a combination thereof.
Senior Unsecured Revolving Credit Facility

On August 16, 2018, we entered into a $380.0 million senior unsecured revolving credit facility with an uncommitted $190.0 million accordion feature that could increase the size of the facility to $570.0 million, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to 50% of the revolving credit commitment. Borrowings under the revolving credit facility are subject to a borrowing base formula based on the book value of our real estate and unrestricted cash. The maturity date of the facility is August 16, 2021. The maturity date of the revolving credit facility may be extended by up to one year on up to three occasions, subject to approval of lenders holding a majority of the commitments. Letters of credit issued under the facility reduce the available borrowing capacity. At March 31, 2019, there were $35.0 million in borrowings outstanding at a 4.8% annual interest rate and $3.8 million of letters of credit issued under the revolving credit facility.

The revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require a minimum level of tangible net worth, a minimum level of liquidity, and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At March 31, 2019, we were in compliance with all of the covenants, limitations and restrictions of our revolving credit facility.
Secured Letter of Credit Agreement

We have a secured standby letter of credit facility ("LC Facility") that requires us to deposit cash as collateral with the issuing bank. At March 31, 2019, letters of credit outstanding under the LC Facility totaled $15.0 million, secured by $15.7 million in cash, which is classified as restricted cash on our consolidated balance sheets.

3.75% Convertible Senior Notes due 2020

At March 31, 2019, the principal amount of the 3.75% Convertible Senior Notes due 2020 (the "Convertible Notes") was $118.9 million and the unamortized debt discount was $4.3 million. The effective interest rate on the liability component was 8.0% and the carrying amount of the equity component was $16.8 million. We intend to settle the principal amount of the Convertible Notes in cash upon conversion in 2020, with any excess conversion value to be settled in shares of our common stock. At March 31, 2019 and September 30, 2018, we had $0.4 million and $0.7 million in unamortized deferred financing fees which were deducted from our debt.

8.00% Senior Unsecured Notes due 2024

In April 2019, we issued $350 million principal amount of 8.0% Senior Unsecured Notes (Notes) pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Notes are due April 15, 2024 with interest payable semi-annually, and represent senior unsecured obligations of Forestar and rank equally with our other existing and future senior unsecured consolidated indebtedness. The annual effective interest rate of the Notes after giving effect to the amortization of financing costs is 8.5%. The Notes may be redeemed prior to maturity, subject to certain limitations and premiums defined in the indenture agreement. The Notes are guaranteed by each of the Company's subsidiaries to the extent such subsidiaries guarantee the Company's revolving credit facility.

The Indenture requires that, upon the occurrence of both a Change of Control and a Rating Decline (each as defined in the Indenture), we will offer to purchase all of the outstanding Notes at a purchase price in cash equal to 101% of the outstanding principal amount of the Notes. If we or our restricted subsidiaries dispose of assets, under certain circumstances, we will be required to either invest the net cash proceeds from such asset sales in our business within a specified period of time, repay certain senior secured debt or debt of our non-guarantor subsidiaries, or make an offer to purchase a principal amount of the Notes equal to the excess net cash proceeds at a purchase price of 100% of their principal amount. The Indenture contains covenants that, among other things, restrict our ability to pay dividends or distributions, repurchase equity, prepay subordinated debt and make certain investments; incur additional debt or issue mandatorily redeemable equity; incur liens on assets; merge or consolidate with another company or sell or otherwise dispose of all or substantially all of our assets; enter into transactions with affiliates; and allow to exist certain restrictions on the ability of subsidiaries to pay dividends or make other payments. Certain of the covenants will not apply to the Notes so long as the Notes have investment grade ratings from two specified rating agencies.

Contractual Obligations and Off-Balance Sheet Arrangements

In support of our residential lot development business, we have a surety bond program that provides financial assurance to beneficiaries related to the execution and performance of our business. At March 31, 2019, we had $95.6 million of surety bonds outstanding.
Cash Flows from Operating Activities
In the six months ended March 31, 2019, net cash used in operating activities was $283.5 million compared to $137.8 million in net cash used in operating activities in the six months ended March 31, 2018. The increase in net cash used in operating activities year over year was principally due to higher real estate acquisition and development expenditures as a result of our strategy to grow our company into a national lot developer.
Cash Flows from Investing Activities
In the six months ended March 31, 2019, we used $0.7 million of net cash in investing activities compared to $235.6 million in net cash provided by investing activities in the six months ended March 31, 2018, which was principally the result of the proceeds from the strategic sale of assets.
Cash Flows from Financing Activities
In the six months ended March 31, 2019, net cash provided by financing activities was $31.3 million compared to $23.6 million in net cash used in financing activities in the six months ended March 31, 2018. The net cash provided in the current year period was principally due to $35.0 million in net borrowings under our senior unsecured revolving credit facility. The net cash used in the prior year was principally the due to $10.1 million of debt payments and $12.8 million of payments to settle share-based awards related to the Merger.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
We are subject to interest rate risk on our long-term debt. We monitor our exposure to changes in interest rates and utilize both fixed and variable rate debt. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument, but may affect our future earnings and cash flows. Except in very limited circumstances, we do not have an obligation to prepay fixed-rate debt prior to maturity and, as a result, interest rate risk and changes in fair value would not have a significant impact on our cash flows related to our fixed-rate debt until such time as we are required to refinance, repurchase or repay such debt.
Our fixed rate debt consists of $118.9 million principal amount of 3.75% Convertible Senior Notes due in 2020. Our variable rate debt consists of a $380 million senior unsecured revolving credit facility due in 2021. At March 31, 2019, we had $35 million in borrowings outstanding under the facility at an annual interest rate of 4.8%.
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

Item 1A. Risk Factors
There are no material changes to the risk factors disclosed in our 2018 Annual Report on Form 10-KT, except as follows:
We have changed our business strategy, and there can be no assurance that our current business strategy will be successful.
We have transformed our company in the past three years. We divested our non-core assets in the oil and gas, lodging, multifamily and timberland sectors and began to refocus on residential single-family lot development.
We became a 75% owned subsidiary of D.R. Horton, the largest homebuilder in the country. Our business strategy is to leverage our strategic relationship with D.R. Horton and use our unique production-oriented lot manufacturing model to scale into a national footprint in the residential home industry. Although we believe that our strategy will grow our business and mitigate risks, there can be no assurance that our unique model will succeed as intended or that we will be able to execute on our strategy effectively, because of risks described in our 2018 Annual Report on Form 10-KT and below, the risk of concentrating our focus on the residential homebuilding market, costs to support our business model that are greater than anticipated or other unforeseen issues or problems that arise.
We have significant amounts of consolidated debt and may incur additional debt; our debt obligations and our ability to comply with related covenants, restrictions or limitations could adversely affect our financial condition.
As of March 31, 2019, our consolidated debt was $149.2 million and we issued $350 million of the Notes on April 12, 2019. The indenture governing the Notes allows us to incur a substantial amount of additional debt.
Possible Consequences
The amount and the maturities of our debt could have important consequences. For example, they could:

•	require us to dedicate a substantial portion of our cash flow from operations to payment of our debt and reduce our ability to use our cash flow for other operating or investing purposes;

•	limit our flexibility to adjust to changes in our business or economic conditions; and

•	limit our ability to obtain future financing for working capital, capital expenditures, acquisitions, debt service requirements or other requirements.
In addition, our debt and the restrictions imposed by the instruments governing those obligations expose us to additional risks, including:
Dependence on Future Performance
Our ability to meet our debt service and other obligations, including our obligations under the Notes and the financial covenants under our revolving credit facility, will depend, in part, upon our future financial performance. Our future results are subject to the risks and uncertainties described in our 2018 Annual Report on Form 10-KT and this Quarterly Report on Form 10-Q. Our revenues and earnings vary with the level of general economic activity in the markets we serve. Our businesses are also affected by financial, political, business and other factors, many of which are beyond our control. The factors that affect our ability to generate cash can also affect our ability to raise additional funds for these purposes through the sale of debt or equity, the refinancing of debt or the sale of assets. Changes in prevailing interest rates may affect the cost of our debt service obligations, because borrowings under our revolving credit facility bear interest at floating rates.

Revolving Credit Facility
Our revolving credit facility contains financial covenants requiring the maintenance of a minimum level of tangible net worth, a minimum level of liquidity and a maximum allowable leverage ratio.
A failure to comply with these requirements could allow the lending banks to terminate the availability of funds under our revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity.
Changes in Debt Ratings
There can be no assurance that we will be able to maintain the credit ratings on our senior unsecured debt. Any lowering of our debt ratings could make accessing the capital markets or obtaining additional credit from banks more difficult and/or more expensive.
Change of Control Purchase Option and Change of Control Default.
Upon the occurrence of a “Change of Control Triggering Event” (as defined in the indenture governing the Notes), we will be required to offer to repurchase the Notes at 101% of their principal amount, together with all accrued and unpaid interest, if any. Moreover, a “Change of Control” (as defined in our revolving credit facility) would constitute an event of default under our revolving credit facility, which could result in the acceleration of the repayment of any borrowings outstanding under our revolving credit facility, a requirement to cash collateralize all letters of credit outstanding thereunder and the termination of the commitments thereunder. If the maturity of our revolving credit facility and/or other indebtedness together having an aggregate principal amount outstanding of $40.0 million or more is accelerated, an event of default would result under the indenture governing the Notes, entitling the trustee for the Notes or holders of at least 25% in aggregate principal amount of the then outstanding Notes to declare all such Notes to be due and payable immediately. If purchase offers were required under the indenture for the Notes, repayment of the borrowings under our revolving credit facility were required, or if the Notes were accelerated, we can give no assurance that we would have sufficient funds to pay the required amounts.
The indenture governing the Notes contains a number of restrictive covenants which will limit our ability to finance future operations, acquisitions or capital needs or engage in other business activities that may be in our interest.
The covenants in the indenture governing the Notes impose, and the terms of any future indebtedness may impose, operating and other restrictions on us and our subsidiaries. Such restrictions affect or will affect, and in many respects limit or prohibit, among other things, our ability and the ability of certain of our subsidiaries to:

•	incur additional indebtedness;

•	create liens;

•	pay dividends and make other distributions in respect of our equity securities;

•	redeem our equity securities;

•	make certain investments or certain other restricted payments;

•	sell certain kinds of assets;

•	enter into certain types of transactions with affiliates; and

•	effect mergers or consolidations.
The restrictions contained in the indenture could (1) limit our ability to plan for or react to market or economic conditions or meet capital needs or otherwise restrict our activities or business plans and (2) adversely affect our ability to finance our operations, acquisitions, investments or strategic alliances or other capital needs or to engage in other business activities that would be in our interest.
A breach of any of these covenants could result in a default under all or certain of our debt instruments. If an event of default occurs, such creditors could elect to:

•	declare all amounts outstanding, together with accrued and unpaid interest, to be immediately due and payable;

•	require us to apply all of our available cash to repay such amounts; or

•	prevent us from making debt service payments on certain of our debt instruments.

Item 6. Exhibits

Exhibit	Description

4.1
Indenture, dated as of April 12, 2019, by and among Forestar Group Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on April 12, 2019).

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
101.1
The following materials from Forestar’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Total Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORESTAR GROUP INC.

Date: April 30, 2019	By:	/s/ Charles D. Jehl
Charles D. Jehl
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)