Form 10-Q
period 2019-06-30
Forestar Group Inc.
filed 2019-07-30
CIK 1406587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2019
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
(817) 769-1860
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $1.00 per share	FOR	New York Stock Exchange

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

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
Common Stock, $1.00 par value -- 41,959,866 shares as of July 24, 2019

FORESTAR GROUP INC.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
FORESTAR GROUP INC.
Consolidated Balance Sheets
(Unaudited)

	June 30, 2019	September 30, 2018
	(In millions, except share data)
ASSETS
Cash and cash equivalents	$223.0	$318.8
Restricted cash	0.2	16.2
Total cash, cash equivalents and restricted cash	223.2	335.0

Real estate	1,049.5	498.0
Investment in unconsolidated ventures	7.3	11.7
Income taxes receivable	3.3	4.4
Property and equipment, net	2.4	1.7
Deferred tax asset, net	21.0	26.9
Other assets	18.5	15.4
TOTAL ASSETS	$1,325.2	$893.1
LIABILITIES
Accounts payable	$18.8	$7.9
Earnest money deposits on sales contracts	84.8	49.4
Accrued expenses and other liabilities	67.4	49.6
Debt, net	458.9	111.7
TOTAL LIABILITIES	629.9	218.6
COMMITMENTS AND CONTINGENCIES (Note 13)
EQUITY
Forestar Group Inc. shareholders’ equity:
Common stock, par value $1.00 per share, 200,000,000 authorized shares, 41,959,866 shares issued at June 30, 2019 and 41,939,403 shares issued at September 30, 2018	42.0	41.9
Additional paid-in capital	507.3	506.3
Retained earnings	145.4	125.1
Total Forestar Group Inc. shareholders’ equity	694.7	673.3
Noncontrolling interests	0.6	1.2
TOTAL EQUITY	695.3	674.5
TOTAL LIABILITIES AND EQUITY	$1,325.2	$893.1

Please read the notes to consolidated financial statements.

FORESTAR GROUP INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
	(In millions, except per share amounts)
Revenues	$88.2	$23.6	$192.0	$77.0
Cost of sales	75.3	10.0	149.6	48.9
Selling, general and administrative expense	7.9	6.5	19.8	36.1
Equity in earnings of unconsolidated ventures	—	(1.0)	(0.5)	(9.6)
Gain on sale of assets	(1.5)	(1.3)	(2.4)	(4.1)
Interest expense	—	1.6	—	5.8
Interest and other income	(1.9)	(2.6)	(4.1)	(4.8)
INCOME FROM CONTINUING OPERATIONS BEFORE TAXES	8.4	10.4	29.6	4.7
Income tax expense	1.5	0.1	6.0	12.6
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	6.9	10.3	23.6	(7.9)
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAXES	—	—	—	7.2
CONSOLIDATED NET INCOME (LOSS)	6.9	10.3	23.6	(0.7)
Less: Net income attributable to noncontrolling interests	—	0.9	3.3	2.9
NET INCOME (LOSS) ATTRIBUTABLE TO FORESTAR GROUP INC.	$6.9	$9.4	$20.3	$(3.6)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	42.0	41.9	42.0	41.9
Diluted	42.0	42.0	42.0	41.9
NET INCOME (LOSS) PER BASIC SHARE
Continuing operations	$0.16	$0.22	$0.48	$(0.26)
Discontinued operations	$—	$—	$—	$0.17
NET INCOME (LOSS) PER BASIC SHARE	$0.16	$0.22	$0.48	$(0.09)
NET INCOME (LOSS) PER DILUTED SHARE
Continuing operations	$0.16	$0.22	$0.48	$(0.26)
Discontinued operations	$—	$—	$—	$0.17
NET INCOME (LOSS) PER DILUTED SHARE	$0.16	$0.22	$0.48	$(0.09)

Please read the notes to consolidated financial statements.

FORESTAR GROUP INC.
Consolidated Statements of Total Equity
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Non-controlling Interests	Total Equity
	(In millions, except share data)
Balances at September 30, 2018 (41,939,403 shares)	$41.9	$506.3	$125.1	$—	$1.2	$674.5
Net income	—	—	3.3	—	0.6	3.9
Stock issued under employee incentive plans (20,463 shares)	0.1	(0.1)	—	—	—	—
Stock-based compensation expense	—	0.1	—	—	—	0.1
Distributions to noncontrolling interests	—	—	—	—	(0.5)	(0.5)
Balances at December 31, 2018 (41,959,866 shares)	$42.0	$506.3	$128.4	$—	$1.3	$678.0
Net income	—	—	10.1	—	2.7	12.8
Stock-based compensation expense	—	0.1	—	—	—	0.1
Distributions to noncontrolling interests	—	—	—	—	(3.1)	(3.1)
Balances at March 31, 2019 (41,959,866 shares)	$42.0	$506.4	$138.5	$—	$0.9	$687.8
Net income	—	—	6.9	—	—	6.9
Stock-based compensation expense	—	0.9	—	—	—	0.9
Distributions to noncontrolling interests	—	—	—	—	(0.3)	(0.3)
Balances at June 30, 2019 (41,959,866 shares)	$42.0	$507.3	$145.4	$—	$0.6	$695.3

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Non-controlling Interests	Total Equity
	(In millions, except share data)
Balances at September 30, 2017 (44,803,603 shares)	$44.8	$549.4	$80.4	$(44.5)	$1.2	$631.3
Net income (loss)	—	—	(17.6)	—	2.0	(15.6)
Settlement of equity awards	—	(12.8)	—	—	—	(12.8)
Retirement of treasury shares (2,864,667 shares)	(2.9)	(35.1)	(6.5)	44.5	—	—
Stock-based compensation expense	—	4.5	—	—	—	4.5
Distributions to noncontrolling interests	—	—	—	—	(1.8)	(1.8)
Balances at December 31, 2017 (41,938,936 shares)	$41.9	$506.0	$56.3	$—	$1.4	$605.6
Net income	—	—	4.5	—	0.1	4.6
Stock-based compensation expense	—	0.1	—	—	—	0.1
Distributions to noncontrolling interests	—	—	—	—	(0.3)	(0.3)
Balances at March 31, 2018 (41,938,936 shares)	$41.9	$506.1	$60.8	$—	$1.2	$610.0
Net income	—	—	9.4	—	0.9	10.3
Stock-based compensation expense	—	0.1	—	—	—	0.1
Distributions to noncontrolling interests	—	—	—	—	(0.2)	(0.2)
Balances at June 30, 2018 (41,938,936 shares)	$41.9	$506.2	$70.2	$—	$1.9	$620.2

Please read the notes to consolidated financial statements.

FORESTAR GROUP INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended June 30,
	2019	2018
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$23.6	$(0.7)
Adjustments:
Depreciation and amortization	4.8	3.9
Deferred income taxes	5.9	(1.0)
Equity in earnings of unconsolidated ventures	(0.5)	(9.6)
Distributions of earnings of unconsolidated ventures	4.9	8.3
Share-based compensation	1.1	4.3
Asset impairments	0.5	9.3
Loss on debt extinguishment, net	—	0.6
Gain on sale of assets	(2.4)	(4.1)
Other	0.9	1.3
Changes in operating assets and liabilities:
Increase in real estate	(551.5)	(274.0)
Increase in other assets	(4.1)	(2.2)
Increase in accounts payable and other accrued liabilities	30.2	11.3
Increase in earnest money deposits on sales contracts	35.4	29.7
Decrease in income taxes receivable	1.1	16.9
Net cash used in operating activities	(450.1)	(206.0)
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, equipment, software and other	(0.9)	(0.1)
Investment in unconsolidated ventures	—	(0.1)
Return of investment in unconsolidated ventures	0.1	7.4
Proceeds from sale of assets	—	228.6
Net cash (used in) provided by investing activities	(0.8)	235.8
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of debt	(85.0)	(10.6)
Additions to debt	435.0	1.5
Deferred financing fees	(6.9)	(0.2)
Distributions to noncontrolling interests, net	(3.9)	(2.2)
Settlement of equity awards	(0.1)	(12.8)
Net cash provided by (used in) financing activities	339.1	(24.3)

Net (decrease) increase in cash, cash equivalents and restricted cash	(111.8)	5.5
Cash, cash equivalents and restricted cash at beginning of period	335.0	402.2
Cash, cash equivalents and restricted cash at end of period	$223.2	$407.7

Please read the notes to consolidated financial statements.

FORESTAR GROUP INC.
Notes to Consolidated Financial Statements
(Unaudited)
Note 1—Basis of Presentation

The accompanying unaudited, consolidated financial statements include the accounts of Forestar Group Inc. (Forestar) and all of its 100% owned, majority-owned and controlled subsidiaries, which are collectively referred to as the "Company," "we," or "our," unless the context otherwise requires. The Company accounts for its investment in other entities in which it has significant influence over operations and financial policies using the equity method. The Company eliminates all material intercompany accounts and transactions. Noncontrolling interests in consolidated pass-through entities are recognized before income taxes.

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

The Company divested substantially all of its oil and gas working interest properties in 2016 and completed the sale of all oil and gas assets and related entities in 2017. As a result of selling the entities in 2017, the Company recognized a tax benefit during the nine months ended June 30, 2018 that has been recorded as income from discontinued operations. There was no activity related to these discontinued operations during the three and nine months ended June 30, 2019.
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

In connection with the Company's adoption of Accounting Standards Update (ASU) 2016-18 on October 1, 2018, restricted cash is included with cash and cash equivalents when reconciling beginning and ending cash amounts in the consolidated statements of cash flows. Prior period amounts have been reclassified to conform to the current year presentation, resulting in a decrease in cash used in financing activities of $39.7 million for the nine months ended June 30, 2018.

Adoption of New Accounting Standards

On October 1, 2018, the Company adopted Accounting Standards Codification 606, "Revenue from Contracts with Customers" (ASC 606), which is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services and satisfaction of performance obligations to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The Company applied the modified retrospective method to contracts that were not completed as of October 1, 2018. Results for the reporting period beginning on October 1, 2018 are presented under ASC 606, while prior period amounts were not adjusted and will continue to be reported under the previous accounting standards. Under ASC 606, the Company's performance obligations are typically satisfied at closing. However, there may be instances in which the Company has an unsatisfied remaining performance obligation at the time of closing. In these instances, the Company records contract liabilities and recognizes those revenues over time as the performance obligations are completed. Generally, the Company's unsatisfied remaining performance obligations are expected to have an original duration of less than one year. As of October 1, 2018, the Company established contract liabilities of $6.4 million related to its remaining unsatisfied performance obligations at the time of adoption of ASC 606. There was no impact to the amount or timing of revenues recognized as a result of applying ASC 606 for the three and nine months ended June 30, 2019, and there have not been significant changes to the Company’s business processes, systems, or internal controls as a result of implementing the standard.

A summary of items impacted as the result of adopting ASC 606 follows:

	As of June 30, 2019
	As Reported	Impact of Adoption	As Adjusted
	(In millions)
Real estate	$1,049.5	$8.7	$1,040.8
Contract liabilities	9.9	9.9	—
Deferred income	9.4	(1.2)	10.6

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), to address eight specific cash flow issues with the objective of reducing the existing diversity in practice. The updated standard is effective for financial statements issued for annual periods beginning after December 15, 2017 and interim periods within those fiscal years. The adoption of this guidance as of October 1, 2018 did not have a material impact on the Company's consolidated statements of cash flows.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows - Restricted Cash,” which requires amounts generally described as restricted cash be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. The Company adopted the guidance as of October 1, 2018 on a retrospective basis and made the required changes to its statements of cash flows as described in the “Changes in Presentation and Reclassifications” section above.

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation: Scope of Modification Accounting,” which clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Under the new guidance, modification accounting is required if the fair value, vesting conditions or classification (equity or liability) of the new award are different from the original award immediately before the original award is modified. The adoption of this guidance as of October 1, 2018 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.
Recent Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner that is similar to today's accounting. This guidance also eliminates today's real estate-specific provisions for all entities. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the effect the updated standard will have on our financial position, results of operations and cash flows. This guidance is effective for the Company on October 1, 2019 and is not expected to have a material impact on its consolidated financial position, results of operations and cash flows.

Note 2—Segment Information

Historically, the Company managed its operations through its real estate segment, mineral resources segment (previously referred to as oil and gas) and other segment (previously referred to as other natural resources). During the three months ended December 31, 2018, the Company began managing its operations through one real estate segment. As such, the operating results of the Company's real estate segment are consistent with its consolidated operating results and no separate disclosure is required as of and for the three and nine months ended June 30, 2019. The Company's real estate segment is its core business and is expected to generate all of the Company’s revenues in fiscal 2019. The real estate segment primarily acquires land and develops infrastructure for single-family residential communities. The Company's real estate segment generates its revenues principally from sales of residential single-family finished lots to local, regional and national homebuilders.

The Company has other business activities which were presented in its other segment in prior periods. The assets and results of operations of these business activities are immaterial and are included within the Company's real estate segment in the current periods.

Additionally, as of and for the three and nine months ended June 30, 2019, all assets and results of operations have been included in the real estate segment. In prior periods, certain costs and assets were not allocated to the Company’s segments. During the three months ended December 31, 2018, the Company began evaluating the results of operations of its real estate segment based on income from continuing operations before income taxes. As a result, all of the Company’s results of operations have been allocated to the real estate segment for the three and nine months ended June 30, 2019. This change in the measure of segment profit (loss) was adopted prospectively and the prior period segment results have not been adjusted to conform to the current period. In prior periods, segment earnings (loss) consist of operating income, equity in earnings (loss) of unconsolidated ventures, gain on sales of assets, interest income and net income (loss) attributable to noncontrolling interests. Items not allocated to segments in prior periods consist of general and administrative expense, share-based and long-term incentive compensation, gain on sale of timberland assets, interest expense, and other corporate interest and other income.
The accounting policies of the reporting segment is described throughout Note 1 in the Company's annual report on Form 10-KT for the nine months ended September 30, 2018.

Total assets by segment at September 30, 2018 are as follows:

	September 30, 2018
	Real Estate	Other	Items Not Allocated	Consolidated
	(In millions)
Cash and cash equivalents	$—	$—	$318.8	$318.8
Restricted cash	—	—	16.2	16.2
Real estate	498.0	—	—	498.0
Investment in unconsolidated ventures	11.7	—	—	11.7
Income taxes receivable	—	—	4.4	4.4
Property and equipment, net	—	1.5	0.2	1.7
Deferred tax asset, net	—	—	26.9	26.9
Other assets	12.4	0.4	2.6	15.4
	$522.1	$1.9	$369.1	$893.1

Segment results for the three and nine months ended June 30, 2018 are as follows:

	Three Months Ended June 30, 2018
	Real Estate	Other	Items Not Allocated	Consolidated
	(In millions)
Revenues	$23.6	$—	$—	$23.6
Cost of sales	9.9	0.1	—	10.0
Selling, general and administrative expense	2.9	—	3.6	6.5
Equity in earnings of unconsolidated ventures	(1.0)	—	—	(1.0)
Gain on sale of assets	(1.3)	—	—	(1.3)
Interest expense	—	—	1.6	1.6
Interest and other income	(1.0)	—	(1.6)	(2.6)
Income (loss) from continuing operations before taxes	$14.1	$(0.1)	$(3.6)	$10.4
Net income attributable to noncontrolling interests	0.9	—	—	0.9
Income (loss) from continuing operations before taxes attributable to Forestar Group Inc.	$13.2	$(0.1)	$(3.6)	$9.5

	Nine Months Ended June 30, 2018
	Real Estate	Other	Items Not Allocated	Consolidated
	(In millions)
Revenues	$77.0	$—	$—	$77.0
Cost of sales	42.4	6.5	—	48.9
Selling, general and administrative expense	10.3	0.2	25.6	36.1
Equity in earnings of unconsolidated ventures	(9.6)	—	—	(9.6)
Gain on sale of assets	(4.1)	—	—	(4.1)
Interest expense	—	—	5.8	5.8
Interest and other income	(1.8)	—	(3.0)	(4.8)
Income (loss) from continuing operations before taxes	$39.8	$(6.7)	$(28.4)	$4.7
Net income attributable to noncontrolling interests	2.9	—	—	2.9
Income (loss) from continuing operations before taxes attributable to Forestar Group Inc.	$36.9	$(6.7)	$(28.4)	$1.8

Note 3—Real Estate
Real estate consists of:

	June 30, 2019	September 30, 2018
	(In millions)
Developed and under development projects	$988.7	$463.1
Undeveloped land	60.8	34.9
	$1,049.5	$498.0

In the nine months ended June 30, 2019, the Company invested $476.9 million for the acquisition of residential real estate and $202.3 million for the development of residential real estate. At June 30, 2019 and September 30, 2018, undeveloped land primarily consists of undeveloped land which the Company has the contractual right to sell to D.R. Horton within approximately one year of its purchase or, if D.R. Horton elects, at an earlier date, at a sales price equal to the carrying value of the land at the time of sale plus additional consideration which ranges from 12% to 16% per annum.

Note 4—Revenues
On October 1, 2018, the Company adopted Accounting Standards Codification 606, "Revenue from Contracts with Customers" (ASC 606), which is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services and satisfaction of performance obligations to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The Company applied the modified retrospective method to contracts that were not completed as of October 1, 2018. Results for the reporting period beginning on October 1, 2018 are presented under ASC 606, while prior period amounts were not adjusted and will continue to be reported under the previous accounting standards. Under ASC 606 the Company's performance obligations are typically satisfied at closing. However, there may be instances in which the Company has an unsatisfied remaining performance obligation at the time of closing. In these instances, the Company records contract liabilities and recognizes those revenues over time as the performance obligations are completed. Generally, the Company's unsatisfied remaining performance obligations are expected to have an original duration of less than one year. As of October 1, 2018, the Company established contract liabilities of $6.4 million related to its remaining unsatisfied performance obligations at the time of adoption of ASC 606. There was no impact to the amount or timing of revenues recognized as a result of applying ASC 606 for the three and nine months ended June 30, 2019.
Revenues consist of:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Residential lot sales	$87.6	$19.9	$171.6	$61.3
Residential tract sales	—	3.4	—	5.7
Commercial tract sales	—	—	18.5	9.2
Other	0.6	0.3	1.9	0.8
	$88.2	$23.6	$192.0	$77.0
In the three and nine months ended June 30, 2019 the Company recognized $1.0 million and $4.8 million of residential lot sales revenue as a result of its progress towards completion of its remaining unsatisfied performance obligations.

Note 5—Investment in Unconsolidated Ventures

At June 30, 2019, the Company had ownership interests in four ventures that it accounted for using the equity method. Combined summarized balance sheet and income statement information for these unconsolidated ventures follows:

	June 30, 2019	September 30, 2018
	(In millions)
Assets:
Cash and cash equivalents	$1.6	$10.2
Real estate	13.6	17.2
Other assets	0.1	0.1
Total assets	$15.3	$27.5
Liabilities and Equity:
Accounts payable and other liabilities	$0.3	$0.6
Equity	15.0	26.9
Total liabilities and equity	$15.3	$27.5

Forestar's investment in unconsolidated ventures	$7.3	$11.7

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Revenues	$0.1	$2.8	$1.9	$14.8
Earnings	(0.1)	2.7	1.3	24.4
Forestar's equity in earnings of unconsolidated ventures	—	1.0	0.5	9.6

In the nine months ended June 30, 2018, a venture in which the Company owned a 30% interest sold a multifamily project in Nashville for $71.7 million and recognized a gain of $19.0 million. The Company's share of earnings from this transaction was $7.8 million.

Note 6—Discontinued Operations
The Company divested substantially all of its oil and gas working interest properties in 2016 and completed the sale of all oil and gas assets and related entities in 2017. As a result of selling the entities in 2017, the Company recognized a tax benefit of $7.2 million in the nine months ended June 30, 2018 that has been recorded as income from discontinued operations. There was no activity related to these discontinued operations during the nine months ended June 30, 2019.

Note 7—Other Assets, Accrued Expenses and Other Liabilities

The Company's other assets at June 30, 2019 and September 30, 2018 were as follows:

	June 30, 2019	September 30, 2018
	(In millions)
Receivables, net	$1.4	$2.7
Prepaid expenses	4.0	3.1
Land purchase contract deposits	7.4	4.1
Intangible assets	—	0.5
Other assets	5.7	5.0
	$18.5	$15.4

The Company's accrued expenses and other liabilities at June 30, 2019 and September 30, 2018 were as follows:

	June 30, 2019	September 30, 2018
	(In millions)
Accrued employee compensation and benefits	$5.6	$6.7
Accrued property taxes	1.8	1.7
Accrued interest	7.6	0.4
Contract liabilities	9.9	—
Deferred income	9.4	11.6
Other accrued expenses	30.2	27.2
Other liabilities	2.9	2.0
	$67.4	$49.6

Contract liabilities at June 30, 2019 represents the Company's unsatisfied remaining performance obligations in the development of 382 lots that have been sold to D.R. Horton which will be recognized over time as the performance obligations are completed.

Note 8—Debt
Debt consists of:

	June 30, 2019	September 30, 2018
	(In millions)
3.75% convertible senior notes due 2020, net of discount and fees	$115.5	$111.7
8.0% senior unsecured notes due 2024, net of fees	343.4	—
Senior unsecured revolving credit facility, maturing 2021	—	—
	$458.9	$111.7
Senior Unsecured Revolving Credit Facility

On August 16, 2018, the Company entered into a $380 million senior unsecured revolving credit facility with an uncommitted $190 million accordion feature that could increase the size of the facility to $570 million, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to 50% of the revolving credit commitment. Borrowings under the revolving credit facility are subject to a borrowing base formula based on the book value of the Company's real estate and unrestricted cash. The maturity date of the facility is August 16, 2021. The maturity date of the revolving credit facility may be extended by up to one year on up to three occasions, subject to approval of lenders holding a majority of the commitments. Letters of credit issued under the facility reduce the available borrowing capacity. Borrowings and repayments under the facility were $85 million each during the nine months ended June 30, 2019. At June 30, 2019, there were no borrowings outstanding and $21.7 million of letters of credit issued under the revolving credit facility, resulting in available borrowing capacity of $358.3 million.

The revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require a minimum level of tangible net worth, a minimum level of liquidity, and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At June 30, 2019, the Company was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility.

3.75% Convertible Senior Notes due 2020

At June 30, 2019, the principal amount of the 3.75% convertible senior notes due March 2020 was $118.9 million and the unamortized debt discount was $3.1 million. The effective interest rate on the liability component was 8.0% and the carrying amount of the equity component was $16.8 million. The Company intends to settle the principal amount of these notes in cash in 2020, with any excess conversion value to be settled in shares of its common stock. At June 30, 2019 and September 30, 2018, the Company had $0.3 million and $0.7 million in unamortized deferred financing fees that were deducted from the carrying value of these notes.

8.0% Senior Unsecured Notes due 2024

In April 2019, the Company issued $350 million principal amount of 8.0% senior unsecured notes pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The notes are due April 15, 2024 with interest payable semi-annually and represent the Company's senior unsecured obligations and rank equally with the Company's other existing and future senior unsecured indebtedness. The notes may be redeemed prior to maturity, subject to certain limitations and premiums defined in the indenture agreement. The notes are guaranteed by each of the Company's subsidiaries to the extent such subsidiaries guarantee the Company's revolving credit facility. At June 30, 2019, the Company had $6.6 million in unamortized deferred financing fees that were deducted from the carrying value of these notes. The annual effective interest rate of the notes after giving effect to the amortization of financing costs is 8.5%.

The indenture governing the notes requires that, upon the occurrence of both a Change of Control and a Rating Decline (each as defined in the indenture), the Company offer to purchase the notes at 101% of their principal amount. If the Company or its restricted subsidiaries dispose of assets, under certain circumstances, the Company will be required to either invest the net cash proceeds from such asset sales in its business within a specified period of time, repay certain senior secured debt or debt of its non-guarantor subsidiaries, or make an offer to purchase a principal amount of the notes equal to the excess net cash proceeds at a purchase price of 100% of their principal amount. The indenture contains covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries to pay dividends or distributions, repurchase equity, prepay subordinated debt and make certain investments; incur additional debt or issue mandatorily redeemable equity; incur liens on assets; merge or consolidate with another company or sell or otherwise dispose of all or substantially all of the Company’s assets; enter into transactions with affiliates; and allow to exist certain restrictions on the ability of subsidiaries to pay dividends or make other payments. Certain of the covenants will not apply to the notes so long as the notes have investment grade ratings from two specified rating agencies.

At June 30, 2019, the Company was in compliance with all of the limitations and restrictions associated with our senior note obligations.

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
For the financial assets and liabilities that the Company does not reflect at fair value, the following tables present both their respective carrying value and fair value at June 30, 2019 and September 30, 2018.

		Fair Value at June 30, 2019
	Carrying Value	Level 1	Level 2	Level 3	Total
	(in millions)
Cash and cash equivalents (a)	$223.0	$223.0	$—	$—	$223.0
Restricted cash (a)	0.2	0.2	—	—	0.2
Debt (b)	465.8	—	485.8	—	485.8

		Fair Value at September 30, 2018
	Carrying Value	Level 1	Level 2	Level 3	Total
	(in millions)
Cash and cash equivalents (a)	$318.8	$318.8	$—	$—	$318.8
Restricted cash (a)	16.2	16.2	—	—	16.2
Debt (b)	112.4	—	113.2	—	113.2
 _____________________

(a)	The fair values of cash, cash equivalents and restricted cash approximate their carrying values due to their short-term nature and are classified as Level 1 within the fair value hierarchy.

(b)	The fair value of the convertible senior notes and the senior unsecured notes is determined based on quoted prices, which is classified as Level 2 within the fair value hierarchy.

Non-financial assets measured at fair value on a non-recurring basis principally include real estate assets which are measured for impairment.
Non-financial assets measured at fair value on a non-recurring basis are as follows:

	June 30, 2019				September 30, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In millions)
Real estate	$—	$—	$—	$—	$—	$0.2	$—	$0.2
At September 30, 2018, the Company based the valuations of its real estate primarily on offers received from third parties.

Note 10—Net Income per Share
The computations of basic and diluted earnings per share are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
	(In millions, except share data)
Numerator:
Continuing operations
Net income (loss) from continuing operations	$6.9	$10.3	$23.6	$(7.9)
Less: Net income attributable to noncontrolling interest	—	0.9	3.3	2.9
Net income (loss) from continuing operations attributable to Forestar Group Inc.	$6.9	$9.4	$20.3	$(10.8)

Discontinued operations
Net income from discontinued operations available for diluted earnings per share	$—	$—	$—	$7.2

Denominator:
Weighted average common shares outstanding — basic	41,959,866	41,938,936	41,957,408	41,945,099
Dilutive effect of share based compensation	50,355	27,377	20,931	—
Total weighted average shares outstanding — diluted	42,010,221	41,966,313	41,978,339	41,945,099
Anti-dilutive awards excluded from diluted weighted average shares	—	—	—	28,558

The Company intends to settle the principal amount of its convertible senior notes in cash with any excess conversion value to be settled in shares of its common stock. Therefore, only the amount in excess of the par value of the notes will be included in the calculation of diluted net income per share using the treasury stock method. As such, the notes have no impact on diluted net income per share until the price of the Company's common stock exceeds the conversion price of the notes of $51.42. The price of the Company's common stock did not exceed the conversion price so the notes had no impact on diluted net income per share in any of the periods presented.

Note 11—Income Taxes
The Company's effective tax rate from continuing operations was 18% and 20% for the three and nine months ended June 30, 2019. The Company’s effective tax rate is less than the statutory tax rate primarily due to tax benefits for noncontrolling interests. The Company's effective tax rate from continuing operations was 1% for the three months ended June 30, 2018, which included the impact of the Tax Cuts and Jobs Act (Tax Act) and a tax benefit from the release of a portion of its valuation allowance as the result of the realization of certain deferred tax assets. The Company’s effective tax rate from continuing operations was 268% for the nine months ended June 30, 2018 which included nondeductible transaction costs related to the Merger, the impairment of nondeductible goodwill related to the Company's oil and gas operations, other adjustments to the Company's valuation allowance as a result of the generation and utilization of its deferred tax assets, and the impact of the Tax Act. The Company’s effective tax rates for all periods include the effect of state income taxes, nondeductible items and benefits for noncontrolling interests.
At June 30, 2019 and September 30, 2018, deferred tax assets, net of deferred tax liabilities, were $24.3 million and $30.3 million, offset by a valuation allowance of $3.3 million and $3.4 million for the portion of the deferred tax assets that the Company has determined is more likely than not to be unrealizable. The valuation allowance was recorded because it is more likely than not that a portion of the Company's state deferred tax assets, primarily net operating loss (NOL) carryforwards, will not be realized because the Company is no longer operating in some states or the NOL carryforward periods are too brief to realize the related deferred tax asset. The Company will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance on its deferred tax assets. Any reversal of the valuation allowance in future periods will impact the effective tax rate.
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
The Company's unrecognized tax benefits totaled $1.1 million at June 30, 2019, all of which would affect its effective tax rate, if recognized.

Note 12—Stockholders' Equity and Stock Based Compensation

Stockholders' Equity

The Company has an effective shelf registration statement filed with the Securities and Exchange Commission (SEC) on September 24, 2018, which became effective on October 4, 2018, registering $500 million of equity securities.

Restricted Stock Units (RSUs)

The Company’s Stock Incentive Plan provides for the granting of stock options and restricted stock units to executive officers, other key employees and non-management directors. Restricted stock unit awards may be based on performance (performance-based) or on service over a requisite time period (time-based). Performance-based and time-based RSU equity awards represent the contingent right to receive one share of the Company’s common stock per RSU if the vesting conditions and/or performance criteria are satisfied. The RSUs have no voting rights until vested.

During the three months ended June 30, 2019, a total of 149,400 time-based RSUs were granted. The weighted average grant date fair value of these equity awards was $20.24 per unit, and they vest annually in equal installments over periods of three to five years. Stock based compensation expense for the three and nine months ended June 30, 2019 was $0.9 million and $1.1 million and in both periods includes $0.6 million of stock based compensation expense related to employees that were retirement eligible on the date of grant.

Note 13—Commitments and Contingencies

Contractual Obligations and Off-Balance Sheet Arrangements

In support of our residential lot development business, we have a surety bond program that provides financial assurance to beneficiaries related to the execution and performance of certain development obligations. At June 30, 2019, the Company had $111.4 million of surety bonds outstanding.

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

Note 14—Related Party Transactions
On October 6, 2017, the Company entered into a Shared Services Agreement with D.R. Horton whereby D.R. Horton provides the Company with certain administrative, compliance, operational and procurement services. During the nine months ended June 30, 2019 and 2018, the Company paid D.R. Horton $1.6 million and $0.6 million for these shared services and $1.1 million and $0.6 million for the cost of health insurance and other employee benefits. These expenses are included within selling, general and administrative expense in the consolidated statement of operations.
Under the terms of the Master Supply Agreement with D.R. Horton, both companies identify land development opportunities to expand Forestar's portfolio of assets. At June 30, 2019, the Company owned or controlled through option purchase contracts approximately 37,400 residential lots, of which approximately 13,900 are under contract to sell to D.R. Horton. Additionally, D.R. Horton has the right of first offer on approximately 10,200 of these residential lots based on executed purchase and sale agreements. At June 30, 2019 and September 30, 2018, the Company had earnest money deposit liabilities of $83.7 million and $45.3 million related to earnest money deposits from land and lot option purchase contracts with D.R. Horton. In the three months ended June 30, 2019, the Company sold 995 residential lots to D.R. Horton for $75.2 million. In the nine months ended June 30, 2019, the Company sold 1,903 residential lots to D.R. Horton for $145.4 million. In the three months ended June 30, 2018, the Company sold 141 residential lots to D.R. Horton for $10.1 million and 79 residential tract acres to D.R. Horton for $2.0 million. In the nine months ended June 30, 2018, the Company sold 324 residential lots to D.R. Horton for $18.6 million and 79 residential tract acres to D.R. Horton for $2.0 million. In addition, the net impact of the change in contract liabilities or revenue deferrals decreased revenues on lot sales to D.R. Horton by $2.0 million and $3.6 million in the three and nine months ended June 30, 2019 and $3.2 million in both the three and nine months ended June 30, 2018. At June 30, 2019, the Company had contract liabilities of $9.9 million related to its unsatisfied remaining performance obligations in the development of 382 lots that have been sold to D.R. Horton which will be recognized over time as the performance obligations are completed.
During the three and nine months ended June 30, 2019, the Company reimbursed D.R. Horton approximately $10.8 million and $27.6 million for previously paid earnest money and $4.7 million and $8.4 million for pre-acquisition and other due diligence and development costs related to land purchase contracts whereby D.R. Horton assigned its rights under these land purchase contracts to the Company. During the three and nine months ended June 30, 2018, the Company reimbursed D.R. Horton approximately $2.9 million and $16.9 million for previously paid earnest money and $4.6 million and $12.8 million for pre-acquisition and other due diligence and development costs.
During the three and nine months ended June 30, 2019, the Company paid D.R. Horton $0.6 million and $1.4 million for land development services and $0.1 million for these services in both prior year periods. These amounts are included in cost of sales in the Company’s consolidated statements of operations.
At June 30, 2019 and September 30, 2018, undeveloped land was $60.8 million and $34.9 million. Undeveloped land primarily consists of undeveloped land which the Company has the contractual right to sell to D.R. Horton within approximately one year of its purchase or, if D.R. Horton elects, at an earlier date, at a sales price equal to the carrying value of the land at the time of sale plus additional consideration which ranges from 12% to 16% per annum.

At June 30, 2019 and September 30, 2018, accrued expenses and other liabilities on the Company's consolidated balance sheets included $0.7 million and $3.3 million owed to D.R. Horton for any accrued and unpaid shared service charges, land purchase contract deposits and due diligence and other development cost reimbursements.

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q and other materials we have filed or may file with the Securities and Exchange Commission contain “forward-looking statements” within the meaning of the federal securities laws. These forward-looking statements are identified by their use of terms and phrases such as “believe,” “anticipate,” “could,” “estimate,” “likely,” “intend,” “may,” “plan,” “expect,” and similar expressions, including references to assumptions. These statements reflect our current views with respect to future events and are subject to risks and uncertainties. We note that a variety of factors and uncertainties could cause our actual results to differ significantly from the results discussed in the forward-looking statements. Factors and uncertainties that might cause such differences include, but are not limited to:

•	the effect of D.R. Horton, Inc.’s (D.R. Horton) controlling level of ownership on us and our stockholders and holders of notes;

•	our ability to realize the potential benefits of the strategic relationship with D.R. Horton;

•	the effect of our strategic relationship with D.R. Horton on our ability to maintain relationships with our vendors and customers;

•	demand for new housing, which can be affected by a number of factors including the availability of mortgage credit, job growth and fluctuations in interest rates;

•	competitive actions by other companies;

•	accuracy of estimates and other assumptions related to investment in and development of real estate, the expected timing and pricing of land and lot sales and related cost of real estate sales;

•	our ability to hire and retain key personnel;

•	changes in governmental policies, laws or regulations and actions or restrictions of regulatory agencies;

•	general economic, market or business conditions where our real estate activities are concentrated;

•	our ability to achieve our strategic initiatives;

•	our ability to obtain future entitlement and development approvals;

•	our partners’ ability to fund their capital commitments and otherwise fulfill their operating and financial obligations;

•	our ability to obtain or the availability of surety bonds to secure our performance related to construction and development activities and the pricing of bonds;

•	obtaining reimbursements and other payments from special improvement districts and other agencies and timing of such payments;

•	the levels of resale housing inventory in our development projects and the regions in which they are located;

•	fluctuations in costs and expenses, including impacts from shortages in materials or labor;

•	the opportunities (or lack thereof) that may be presented to us and that we may pursue;

•	the strength of our information technology systems and the risk of cybersecurity breaches;

•	the conditions of the capital markets and our ability to raise capital to fund expected growth; and

•	our ability to comply with our debt covenants, restrictions and limitations.

Other factors, including the risk factors described in Item 1A of our 2018 Annual Report on Form 10-KT and in Part II Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, may also cause actual results to differ materially from those projected by our forward-looking statements. New factors emerge from time to time and it is not possible for us to predict all such factors, nor can we assess the impact of any such factor on our business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

Our Operations

We are a residential lot development company with operations in 50 markets in 20 states as of June 30, 2019. In October 2017, we became a majority-owned subsidiary of D.R. Horton. Our alignment with and support from D.R. Horton provides us an opportunity to grow our business into a national, well-capitalized residential lot developer selling lots to D.R. Horton and other homebuilders. As our controlling shareholder, D.R. Horton has significant influence in guiding our strategic direction and operations. Our strategy is focused on making investments in land acquisition and development to expand our residential lot development business into a geographically diversified national platform. We are primarily investing in short duration, phased development projects that generate returns similar to production-oriented homebuilders. This strategy is a unique, lower-risk business model that we expect will produce more consistent returns than other public and private land developers.

Discontinued Operations
We divested substantially all of our oil and gas working interest properties in 2016 and completed the sale of all oil and gas assets and related entities in 2017. As a result of selling the entities in 2017, we recognized a tax benefit of $7.2 million in the nine months ended June 30, 2018 that has been recorded as income from discontinued operations. There was no activity related to these discontinued operations during the three and nine months ended June 30, 2019.

Business Segments

Historically, we managed our operations through our real estate segment, mineral resources segment (previously referred to as oil and gas) and other segment (previously referred to as other natural resources). During the three months ended December 31, 2018, we began managing our operations through one real estate segment. As such, the operating results of our real estate segment are consistent with our consolidated operating results and no separate disclosure is required as of and for the three and nine months ended June 30, 2019. Our real estate segment is our core business and is expected to generate all of our revenues in fiscal 2019. The real estate segment primarily acquires land and develops infrastructure for single-family residential communities. Our real estate segment generates its revenues principally from sales of residential single-family finished lots to local, regional and national homebuilders.

We have other business activities which were presented in our other segment in prior periods. The assets and results of operations of these business activities are immaterial and are included in our real estate segment in the current periods.

Additionally, as of and for the three and nine months ended June 30, 2019, all assets and results of operations have been included in the real estate segment. In prior periods, certain costs and assets were not allocated to the segments. During the three months ended December 31, 2018, we began evaluating the results of operations of our real estate segment based on income from continuing operations before income taxes. As a result, all of our results of operations have been allocated to the real estate segment for the three and nine months ended June 30, 2019. This change in the measure of segment profit (loss) has been adopted prospectively and the prior period segment results have not been adjusted to conform to the current period. In prior periods, segment earnings (loss) consist of operating income, equity in earnings (loss) of unconsolidated ventures, gain on sales of assets, interest income and net income (loss) attributable to noncontrolling interests. Items not allocated to segments in prior periods consist of general and administrative expense, share-based and long-term incentive compensation, gain on sale of timberland assets, interest expense, and other corporate interest and other income.

Results of Operations
Real estate segment results for the three and nine months ended June 30, 2019 were:

	Three Months Ended June 30, 2019	Nine Months Ended June 30, 2019
	(In millions)
Revenues	$88.2	$192.0
Cost of sales	75.3	149.6
Selling, general and administrative expense	7.9	19.8
Equity in earnings of unconsolidated ventures	—	(0.5)
Gain on sale of assets	(1.5)	(2.4)
Interest expense	—	—
Interest and other income	(1.9)	(4.1)
Income from continuing operations before taxes	$8.4	$29.6
Segment results for the three and nine months ended June 30, 2018 were:

	Three Months Ended June 30, 2018
	Real Estate	Other	Items Not Allocated	Consolidated
	(In millions)
Revenues	$23.6	$—	$—	$23.6
Cost of sales	9.9	0.1	—	10.0
Selling, general and administrative expense	2.9	—	3.6	6.5
Equity in earnings of unconsolidated ventures	(1.0)	—	—	(1.0)
Gain on sale of assets	(1.3)	—	—	(1.3)
Interest expense	—	—	1.6	1.6
Interest and other income	(1.0)	—	(1.6)	(2.6)
Income (loss) from continuing operations before taxes	$14.1	$(0.1)	$(3.6)	$10.4
Net income attributable to noncontrolling interests	0.9	—	—	0.9
Income (loss) from continuing operations before taxes attributable to Forestar Group Inc.	$13.2	$(0.1)	$(3.6)	$9.5

	Nine Months Ended June 30, 2018
	Real Estate	Other	Items Not Allocated	Consolidated
	(In millions)
Revenues	$77.0	$—	$—	$77.0
Cost of sales	42.4	6.5	—	48.9
Selling, general and administrative expense	10.3	0.2	25.6	36.1
Equity in earnings of unconsolidated ventures	(9.6)	—	—	(9.6)
Gain on sale of assets	(4.1)	—	—	(4.1)
Interest expense	—	—	5.8	5.8
Interest and other income	(1.8)	—	(3.0)	(4.8)
Income (loss) from continuing operations before taxes	$39.8	$(6.7)	$(28.4)	$4.7
Net income attributable to noncontrolling interests	2.9	—	—	2.9
Income (loss) from continuing operations before taxes attributable to Forestar Group Inc.	$36.9	$(6.7)	$(28.4)	$1.8

Real Estate

We are a residential lot development company with operations in 50 markets and 20 states as of June 30, 2019. Our real estate segment primarily acquires land and develops infrastructure for single-family residential communities. Our real estate segment revenues are principally derived from the sales of residential single-family lots that we have developed. Our real estate segment also makes short term investments in finished lots (lot banking) and undeveloped land with the intent to sell these assets within a short time period, primarily to D.R. Horton, utilizing available capital prior to its deployment into longer term lot development projects.

Residential lots sold consist of:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Development projects	723	294	1,597	767
Lot banking projects	435	3	627	89
	1,158	297	2,224	856

Average sales price per lot (a)	$77,400	$77,900	$78,800	$75,300
 _____________________
(a) Excludes any impact from change in contract liabilities or deferred revenue.

Revenues consist of:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Residential lot sales:
Development projects	$59.0	$23.0	$129.7	$61.8
Lot banking projects	30.6	0.1	45.5	2.7
Change in contract liabilities or deferred revenue	(2.0)	(3.2)	(3.6)	(3.2)
	87.6	19.9	171.6	61.3
Residential tract sales	—	3.4	—	5.7
Commercial tract sales	—	—	18.5	9.2
Other	0.6	0.3	1.9	0.8
	$88.2	$23.6	$192.0	$77.0

Residential lots sold and residential lot sales revenues have increased in all periods presented primarily due to our strategic relationship with D.R. Horton. In the three months ended June 30, 2019, we sold 995 residential lots to D.R. Horton for $75.2 million. In the nine months ended June 30, 2019, we sold 1,903 residential lots to D.R. Horton for $145.4 million. In the three months ended June 30, 2018, we sold 141 residential lots to D.R. Horton for $10.1 million. In the nine months ended June 30, 2018, we sold 324 residential lots to D.R. Horton for $18.6 million. At June 30, 2019, our lot position consisted of 37,400 residential lots, of which approximately 28,800 were owned and 8,600 were controlled through option purchase contracts. Of our total owned and controlled lots, approximately 13,900 are under contract to sell to D.R. Horton. Additionally, D.R. Horton has the right of first offer on approximately 10,200 of these residential lots based on executed purchase and sale agreements. At June 30, 2019, lots owned included approximately 4,500 that are fully developed, of which approximately 3,000 are related to lot banking. At June 30, 2019, we have approximately 200 lots under contract to sell to builders other than D.R. Horton.

Residential tract sales for the three and nine months ended June 30, 2018 includes the sale of 79 residential tract acres to D.R. Horton for $2.0 million.
Commercial tract sales principally consist of the sale of tracts to commercial developers that specialize in the construction and operation of income producing properties such as apartments, retail centers, or office buildings. The commercial tract sales revenues in the nine months ended June 30, 2019 relate primarily to the sale of 49 acres from a consolidated venture for $17.7 million.
Cost of sales in the three and nine months ended June 30, 2019 increased as compared to the prior year periods primarily due to the increases in the number of lots sold.

Consolidated selling, general and administrative expense in the nine months ended June 30, 2018 includes $18.1 million in costs incurred as a result of the Merger.

Equity in earnings from unconsolidated ventures in the nine months ended June 30, 2018 includes $7.8 million which represents our share of a gain from the sale of a multifamily project in Nashville from a venture in which we owned a 30% interest.

Gain on sale of assets in the three months ended June 30, 2019 and June 30, 2018 primarily consists of gains associated with the reduction of our remaining obligation in connection with the Cibolo Canyons Special Improvement District (CCSID) issuance of bonds in 2014. As our obligation expires over time, deferred gains are recognized. Gain on sale of assets in the nine months ended June 30, 2019 also includes a gain of $0.9 million of excess hotel occupancy and sales and use tax revenues from CCSID. Gain on sale of assets in the nine months ended June 30, 2018 also includes a gain of $2.0 million related to the sale of our interest in a venture and a gain of $0.7 million related to our strategic sale of assets.

The decrease in interest expense in the three and nine months ended June 30, 2019 compared to the three and nine months ended June 30, 2018, is due to an increase in our active real estate development projects which resulted in the capitalization of all interest costs to real estate inventory in the current year periods.
Interest and other income principally represents interest earned on our cash deposits.
Other

In the nine months ended June 30, 2018, we recorded a non-cash impairment charge of $5.8 million primarily related to our central Texas water assets which is included within cost of sales.
Income Taxes
Our effective tax rate from continuing operations was 18% and 20% for the three and nine months ended June 30, 2019. Our effective tax rate is less than the statutory tax rate primarily due to tax benefits for noncontrolling interests. Our effective tax rate from continuing operations was 1% for the three months ended June 30, 2018, which included the impact of the Tax Cuts and Jobs Act (Tax Act) and a tax benefit from the release of a portion of our valuation allowance as the result of the realization of certain deferred tax assets. Our effective tax rate from continuing operations was 268% for the nine months ended June 30, 2018 which included nondeductible transaction costs related to the Merger, the impairment of nondeductible goodwill related to our oil and gas operations, other adjustments to our valuation allowance as a result of the generation and utilization of our deferred tax assets, and the impact of the Tax Act. The effective tax rates for all periods include the effect of state income taxes, nondeductible items and benefits for noncontrolling interests.
At June 30, 2019 and September 30, 2018, deferred tax assets, net of deferred tax liabilities, were $24.3 million and $30.3 million, offset by a valuation allowance of $3.3 million and $3.4 million for the portion of the deferred tax assets that we have determined is more likely than not to be unrealizable. The valuation allowance was recorded because it is more likely than not that a portion of our state deferred tax assets, primarily net operating loss (NOL) carryforwards, will not be realized because we are no longer operating in some states or the NOL carryforward periods are too brief to realize the related deferred tax asset. We will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance on our deferred tax assets. Any reversal of the valuation allowance in future periods will impact our effective tax rate.
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
Our unrecognized tax benefits totaled $1.1 million at June 30, 2019, all of which would affect our effective tax rate, if recognized.

Liquidity and Capital Resources
Liquidity

The Merger and strategic relationship with D.R. Horton has provided us with an opportunity for substantial growth. Since the Merger, we have funded our growth with available cash, borrowings under our revolving credit facility and the issuance of senior unsecured notes. In August 2018, we entered into a $380 million senior unsecured revolving credit facility, in September 2018 we filed a shelf registration statement with the SEC registering $500 million of equity securities and in April 2019 we issued $350 million principal amount of 8.0% senior unsecured notes. At June 30, 2019, our ratio of net debt to total capital (debt net of unrestricted cash divided by stockholders’ equity plus debt net of unrestricted cash) was 25.3%. Over the long term, we intend to maintain our ratio of net debt to total capital at or below 40%. We believe that the ratio of net debt to total capital is useful in understanding the leverage employed in our operations.

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
Senior Unsecured Revolving Credit Facility

On August 16, 2018, we entered into a $380 million senior unsecured revolving credit facility with an uncommitted $190 million accordion feature that could increase the size of the facility to $570 million, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to 50% of the revolving credit commitment. Borrowings under the revolving credit facility are subject to a borrowing base formula based on the book value of our real estate and unrestricted cash. The maturity date of the facility is August 16, 2021. The maturity date of the revolving credit facility may be extended by up to one year on up to three occasions, subject to approval of lenders holding a majority of the commitments. Letters of credit issued under the facility reduce the available borrowing capacity. Borrowings and repayments under the facility were $85 million each during the nine months ended June 30, 2019. At June 30, 2019, there were no borrowings outstanding and $21.7 million of letters of credit issued under the revolving credit facility, resulting in available borrowing capacity of $358.3 million.

The revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require a minimum level of tangible net worth, a minimum level of liquidity, and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At June 30, 2019, we were in compliance with all of the covenants, limitations and restrictions of our revolving credit facility.

3.75% Convertible Senior Notes due 2020

At June 30, 2019, the principal amount of the 3.75% convertible senior notes due March 2020 was $118.9 million and the unamortized debt discount was $3.1 million. The effective interest rate on the liability component was 8.0% and the carrying amount of the equity component was $16.8 million. We intend to settle the principal amount of these notes in cash in 2020, with any excess conversion value to be settled in shares of our common stock. At June 30, 2019 and September 30, 2018, we had $0.3 million and $0.7 million in unamortized deferred financing fees that were deducted from the carrying value of these notes.

8.0% Senior Unsecured Notes due 2024

In April 2019, we issued $350 million principal amount of 8.0% senior unsecured notes pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The notes are due April 15, 2024 with interest payable semi-annually and represent our senior unsecured obligations and rank equally with our other existing and future senior unsecured consolidated indebtedness. The notes may be redeemed prior to maturity, subject to certain limitations and premiums defined in the indenture agreement. The notes are guaranteed by each of the Company's subsidiaries to the extent such subsidiaries guarantee the Company's revolving credit facility. At June 30, 2019, we had $6.6 million in unamortized deferred financing fees that were deducted from the carrying value of these notes. The annual effective interest rate of the notes after giving effect to the amortization of financing costs is 8.5%.

The indenture governing the notes requires that, upon the occurrence of both a Change of Control and a Rating Decline (each as defined in the indenture), the Company offer to purchase the notes at 101% of their principal amount. If the Company or its restricted subsidiaries dispose of assets, under certain circumstances, the Company will be required to either invest the net cash proceeds from such asset sales in its business within a specified period of time, repay certain senior secured debt or debt of its non-guarantor subsidiaries, or make an offer to purchase a principal amount of the notes equal to the excess net cash proceeds at a purchase price of 100% of their principal amount. The indenture contains covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries to pay dividends or distributions, repurchase equity, prepay subordinated debt and make certain investments; incur additional debt or issue mandatorily redeemable equity; incur liens on assets; merge or consolidate with another company or sell or otherwise dispose of all or substantially all of the Company’s assets; enter into transactions with affiliates; and allow to exist certain restrictions on the ability of subsidiaries to pay dividends or make other payments. Certain of the covenants will not apply to the notes so long as the notes have investment grade ratings from two specified rating agencies.

At June 30, 2019, we were in compliance with all of the limitations and restrictions associated with our senior note obligations.

Contractual Obligations and Off-Balance Sheet Arrangements

In support of our residential lot development business, we have a surety bond program that provides financial assurance to beneficiaries related to the execution and performance of our business. At June 30, 2019, we had $111.4 million of surety bonds outstanding.
Cash Flows from Operating Activities
In the nine months ended June 30, 2019, net cash used in operating activities was $450.1 million compared to $206.0 million in the nine months ended June 30, 2018. The increase in net cash used in operating activities year over year was principally due to higher real estate acquisition and development expenditures as a result of our strategy to grow our company into a national lot developer.
Cash Flows from Investing Activities
In the nine months ended June 30, 2019, we used $0.8 million of net cash in investing activities compared to $235.8 million in net cash provided by investing activities in the nine months ended June 30, 2018, which was principally the result of the proceeds from the strategic sale of assets.
Cash Flows from Financing Activities
In the nine months ended June 30, 2019, net cash provided by financing activities was $339.1 million compared to $24.3 million in net cash used in financing activities in the nine months ended June 30, 2018. The net cash provided in the current year period was principally due to the issuance of $350 million principal amount of 8.0% senior notes due April 2024. The net cash used in the prior year was principally due to $10.6 million of debt payments and $12.8 million of payments to settle share-based awards related to the Merger.

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

Our fixed rate debt consists of $118.9 million principal amount of 3.75% convertible senior notes due March 2020 and $350 million principal amount of 8.0% senior notes due April 2024. Our variable rate debt consists of a $380 million senior unsecured revolving credit facility due August 2021. At June 30, 2019, we had no borrowings outstanding under the revolving credit facility.

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

(b) Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2019, the Company implemented a new general ledger and accounts payable system to standardize accounting systems with D.R. Horton and improve management reporting. As a result of this implementation we have updated our control activities impacted by the change. Pre-implementation testing and post-implementation reviews were conducted by management to ensure that internal controls surrounding the system implementation process, the application, and the closing process were properly designed to prevent material financial statement errors. Such procedures included the review of required documents, user acceptance testing, change management procedures, assessment of access controls, data migration processes and reconciliations.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings

We are involved in various legal proceedings that arise from time to time in the ordinary course of our business. We believe we have established adequate reserves for any probable losses and that the outcome of any of the proceedings should not have a material adverse effect on our financial position or long-term results of operations or cash flows. It is possible, however, that charges related to these matters could be significant to our results of operations or cash flow in any single accounting period.

Item 1A. Risk Factors
There are no material changes to the risk factors disclosed in our 2018 Annual Report on Form 10-KT, as supplemented by the risk factors disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019.

Item 6. Exhibits

Exhibit	Description

4.1
Indenture, dated as of April 12, 2019, by and among Forestar Group Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on April 12, 2019).

10.1†*	Form of Restricted Stock Unit Award Agreement (Employee) pursuant to the Company's 2018 Stock Incentive Plan.
10.2†*	Form of Restricted Stock Unit Award Agreement (Director) pursuant to the Company's 2018 Stock Incentive Plan.
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1**
The following materials from Forestar’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Total Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

*	Filed or furnished herewith.

**	Submitted electronically herewith.

†	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORESTAR GROUP INC.

Date: July 30, 2019	By:	/s/ Charles D. Jehl
Charles D. Jehl
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)