Form 10-K
period 2019-09-30
Forestar Group Inc.
filed 2019-11-21
CIK 1406587

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________________________________________
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From              To
Commission File Number: 001-33662
_______________________________________________________________________________________________________________
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing sales price of the Common Stock on the New York Stock Exchange on March 31, 2019, was approximately $180 million. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant (as indicated in Item 12) are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 10% beneficial owners are, in fact, affiliates of the registrant.
As of November 13, 2019, there were 48,006,672 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Selected portions of the Company’s definitive proxy statement for the 2020 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

FORESTAR GROUP INC.
2019 ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business.

Overview

We are a publicly traded residential lot development company listed on the New York Stock Exchange under the ticker symbol "FOR." At September 30, 2019, we had operations in 51 markets in 20 states. In October 2017, we became a majority-owned subsidiary of D.R. Horton, Inc. (D.R. Horton) by virtue of a merger with a wholly-owned subsidiary of D.R. Horton (Merger). Immediately following the Merger, D.R. Horton owned 75% of our outstanding common stock. As a controlling shareholder, D.R. Horton has significant influence in guiding our strategic direction and operations. At September 30, 2019, D.R. Horton owned approximately 66% of our outstanding common stock.

In connection with the Merger, we entered into certain agreements with D.R. Horton including a Stockholder’s Agreement, a Master Supply Agreement, and a Shared Services Agreement. The Merger provides us an opportunity to grow our lot development business by establishing a strategic relationship to supply finished lots to D.R. Horton at market terms under the Master Supply Agreement. Under the terms of the Master Supply Agreement with D.R. Horton, both companies are identifying land development opportunities to expand our portfolio of assets. Our strategy is focused on making significant investments in land acquisition and development to expand our residential lot development business across a geographically diversified national platform. We are primarily investing in short duration, phased development projects that generate returns similar to production-oriented homebuilders. This strategy is a unique, lower risk business model that we expect will produce more consistent returns than other public and private land developers. At September 30, 2019, we owned or controlled through option purchase contracts approximately 38,300 residential lots. Approximately 12,800 of these residential lots are under contract to sell to D.R. Horton. Additionally, D.R. Horton has the right of first offer on approximately 10,600 of these residential lots based on executed purchase and sale agreements. At September 30, 2019, lots owned included approximately 4,400 that are fully developed, of which approximately 2,100 are related to lot banking.

We manage our operations through one real estate reporting segment. Our results of operations, including information regarding our real estate segment, are discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and in Item 8, Financial Statements and Supplementary Data. We conduct our operations in the states and markets listed below.

State	Market	State	Market

Alabama	Birmingham	Louisiana	Baton Rouge
Huntsville
	Mobile/Baldwin County	Minnesota	Minneapolis/St. Paul
Montgomery
		Nevada	Las Vegas
Arizona	Phoenix
	Tucson	New Jersey	Southern New Jersey

California	Bay Area	North Carolina	Charlotte
	Los Angeles County		Greensboro
	Riverside County		Raleigh/Durham
Sacramento
		Oregon	Salem
Colorado	Denver
	Fort Collins	South Carolina	Charleston
Greenville
Florida	Fort Myers/Naples		Myrtle Beach
Jacksonville
	Lakeland	Tennessee	Chattanooga
	Melbourne		Knoxville
	Miami/Fort Lauderdale		Memphis
	Orlando		Nashville
Pensacola/Panama City
	Port St. Lucie	Texas	Austin
	Tampa/Sarasota		Dallas
	Volusia County		Fort Worth
	West Palm Beach		Houston
San Antonio
Georgia	Atlanta
	Augusta	Utah	Salt Lake City

Illinois	Chicago	Virginia	Southern Virginia

Indiana	Indianapolis	Washington	Seattle/Tacoma/Everett
Vancouver

When evaluating new or existing markets for purposes of capital allocation, we consider local, market-specific factors, including among others:

•	Economic conditions;

•	Employment levels and job growth;

•	Local housing affordability;

•	Availability of land and lots in desirable locations on acceptable terms;

•	Land entitlement and development processes;

•	Availability of qualified subcontractors;

•	New and secondary home sales activity; and

•	Competition.

Business Operations

The majority of our real estate projects are single-family residential communities. We develop lots for single-family homes on sites we typically purchase in the open market and sell residential lots primarily to local, regional and national homebuilders. In certain markets where we do not have local development infrastructure in place, D.R. Horton provides development services to us for a fee. Our managers are responsible for the following activities related to our lot and land acquisition and development activities.

•	Site selection, which involves:
- A feasibility study;
- Soil and environmental reviews;
- Review of existing zoning and other governmental requirements;
- Review of the need for and extent of offsite work required to obtain project entitlements and to complete necessary infrastructure; and
- Financial analysis of the potential project;

•	Negotiating lot purchase, land acquisition and related contracts;

•	Obtaining all necessary land development approvals;

•	Selecting land development subcontractors and ensuring their work meets our contracted scopes;

•	Planning and managing land development schedules;

•	Determining the sales pricing for each lot in a given project;

•	Developing and implementing local marketing and sales plans; and

•	Coordinating all interactions with customers throughout the lot sale process.

Our corporate executives and corporate office personnel provide control and oversight functions to many important risk elements in our operations, including:

•	Allocation of capital;

•	Cash management;

•	Review and approval of business plans and budgets;

•	Review, approval and funding of lot and land acquisitions (Board of Directors must approve acquisitions greater than $20 million in accordance with the Stockholders’ Agreement);

•	Environmental assessments of land and lot acquisitions;

•	Review of all business and financial analysis for potential land and lot inventory investments;

•	Oversight of lot and land inventory levels;

•	Monitoring and analysis of profitability, returns and costs; and

•	Review of major personnel decisions and incentive compensation plans.

Our corporate executives and corporate office personnel are responsible for establishing our operational policies and internal control standards and for monitoring compliance with established policies and controls throughout our operations. We have a Shared Services Agreement with D.R. Horton whereby D.R. Horton provides us with certain administrative, compliance, operational and procurement services. Our corporate executives and corporate office departments are responsible for, and provide oversight and review for, the following shared services performed by D.R. Horton:

•	Accounting, finance and treasury;

•	Risk and litigation management;

•	Corporate governance;

•	Information technology;

•	Income tax;

•	Internal audit;

•	Investor and media relations; and

•	Human resources, payroll and employee benefits.

We have a Master Supply Agreement (MSA) with D.R. Horton which establishes our business relationship with D.R. Horton as both companies identify residential real estate opportunities. The MSA provides D.R. Horton the right of first offer (ROFO) to purchase, at market prices and terms, up to 100% of the lots from D.R. Horton sourced projects and up to 50% of the lots in the first phase of a Forestar sourced project and up to 50% of the lots in any subsequent phase in which D.R. Horton purchases at least 25% of the lots in the previous phase. D.R. Horton has no ROFO rights on third-party sourced development opportunities. The MSA continues until the earlier of (i) the date at which D.R. Horton owns less than 15% of our voting shares or (ii) June 29, 2037; however, we may terminate the MSA at anytime when D.R. Horton owns less than 25% of our voting shares.

We have a Stockholder's Agreement with D.R. Horton which defines D.R. Horton’s right to nominate members to our board, requires D.R. Horton’s consent for certain transactions and established an investment committee. D.R. Horton has the right to nominate our board members commensurate with its equity ownership. As long as D.R. Horton owns at least 20% of our voting securities, it retains the right to nominate individuals to our board based on its equity ownership as well as designate the Executive Chairman. D.R. Horton nominated four of our five current board members.

As long as D.R. Horton owns at least 35% of our voting securities, we must obtain D.R. Horton’s consent to (i) issue any new class of equity or shares of our common stock in excess of certain amounts, (ii) incur, assume, refinance or guarantee debt that would increase our total leverage to greater than 40%, (iii) select, terminate, remove or change compensation arrangements for the Executive Chairman, Chief Executive Officer, Chief Financial Officer and other key senior management, and (iv) make an acquisition or investment greater than $20 million. The Stockholder’s Agreement also established an investment committee to approve new investments up to $20 million.

Land/Lot Acquisition and Inventory Management

We acquire land for use in our development operations after we have completed due diligence and after we have obtained the rights (known as entitlements) to begin development work resulting in an acceptable number of residential lots. Before we acquire lots or tracts of land, we complete a feasibility study, which includes soil tests, independent environmental studies, other engineering work and financial analysis. We also evaluate the status of necessary zoning and other governmental entitlements required to develop the property for home construction. Although we purchase and develop land primarily to sell finished lots to homebuilders, we may sell land where we have excess land positions or for other strategic reasons.

We also enter into land purchase contracts, in which we obtain the right, but generally not the obligation, to buy land at predetermined prices on a defined schedule commensurate with planned development. These contracts generally are non-recourse, which limits our financial exposure to our earnest money deposited into escrow under the terms of the contract and any pre-acquisition due diligence costs we incur. This enables us to control land with limited capital investment.

We attempt to mitigate our exposure to real estate inventory risks by:

•	Managing our supply of lots and land owned and controlled under purchase contracts in each market based on anticipated future demand;

•	Monitoring local market and demographic trends that affect housing demand;

•	Limiting the size of our land development projects and focusing on short duration projects;

•	Acquiring fully-entitled land and developing the land in phases;

•	Focusing on developing lots for entry level housing, the segment where housing demand has been the highest;

•	Developing the majority of our lots for a known buyer; and

•	Geographically diversifying our land portfolio.

Land Development

Substantially all of our land development work is performed by subcontractors. Subcontractors typically are selected after a competitive bidding process pursuant to a contract that obligates the subcontractor to complete the scope of work at an agreed-upon price and within a specified time frame. We monitor land development activities, participate in major decisions, coordinate the activities of subcontractors and suppliers, review the work of subcontractors for quality and cost controls and monitor compliance with building codes or other regulations.

We typically do not maintain inventories of land development materials, except for work in progress materials for active development projects. Generally, the materials used in our operations are readily available from numerous sources.

We contract with D.R. Horton for land development services in projects owned by us in geographic markets where we do not have established development teams and capabilities.

We are subject to governmental regulations that affect our land development operations. We may experience delays in receiving the proper approvals from municipalities or other government agencies that delay our anticipated development activities in certain projects.

Lot/Land Banking

In addition to our residential lot development activities, we also make short term investments in finished lots (lot banking) and undeveloped land with the intent to sell these assets within a short time period, primarily to D.R. Horton, utilizing available capital prior to its deployment into longer term lot development projects. We manage our level of lot/land banking relative to short term liquidity and expected future cash requirements for lot development projects.

Cost Controls

We control development costs by obtaining competitive bids for materials and labor. We monitor our land development expenditures versus budgets for each project, and we review our inventory levels, margins, expenses, profitability and returns for each project compared to both its business plan and our performance expectations.

Competition

We face significant competition for the acquisition, development and sale of real estate in our markets. Our major competitors include landowners who market and sell undeveloped land and numerous national, regional and local developers, including homebuilders. In addition, our projects compete with other development projects offering similar amenities, products and/or locations. Competition also exists for investment opportunities, financing, available land, raw materials and labor. Some of our real estate competitors are well established and financially strong, may have greater financial, marketing and other resources than we do, or may be larger than us and/or have lower cost of capital and operating costs than we have and expect to have. The presence of competition may increase the bargaining power of property owners seeking to sell. These competitive market pressures can sometimes make it difficult to acquire, develop or sell lots and land at prices that meet our return criteria.

The lot and land acquisition and development business is highly fragmented, and we are unaware of any meaningful concentration of national market share by any one competitor. Enterprises of varying sizes, from individuals or small companies to large corporations, actively engage in the real estate development business. Many competitors are local, privately-owned companies. We have a few regional and national land developer competitors in addition to national homebuilders that may develop lots on which they construct and sell homes. During periods when access to capital is restricted, participants in a weaker financial condition tend to be less active.

Employees

At September 30, 2019, we had 78 employees. None of our employees participate in collective bargaining arrangements. We believe we have a good relationship with our employees.

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

Available Information

Forestar Group Inc. is a Delaware corporation formed in 2007. Our principal executive offices are located at 2221 E. Lamar Blvd., Suite 790, Arlington, Texas 76006. Our telephone number is (817) 769-1860.

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

Item 1A. Risk Factors.

Risks Related to our Concentrated Ownership

So long as D.R. Horton controls us, our other stockholders will have limited ability to influence matters requiring stockholder approval, and D.R. Horton's interest may conflict with the interests of other current or potential holders of our securities.

D.R. Horton beneficially owns approximately 66% of our common stock. As a result, until such time as D.R. Horton and its controlled affiliates hold shares representing less than a majority of the votes entitled to be cast by our stockholders at a stockholder meeting, D.R. Horton generally has the ability to control the outcome of any matter submitted for the vote of our stockholders, except in certain circumstances set forth in our certificate of incorporation or bylaws. In addition, under the terms of our certificate of incorporation and the Stockholder's Agreement with D.R. Horton, so long as D.R. Horton or its affiliates own 35% or more of our voting securities, we may not take certain actions without D.R. Horton's approval, including certain actions with respect to equity issuances, indebtedness, acquisitions, fundamental changes in our business and executive hiring, termination and compensation.

For so long as D.R. Horton and its controlled affiliates hold shares of our common stock representing at least 20% of the votes entitled to be cast by our stockholders at a stockholder meeting, D.R. Horton is able to designate a certain number of the members of our Board of Directors. Currently, D.R. Horton has the right to designate four out of the five members of our Board, subject to a requirement that we and D.R. Horton use reasonable best efforts to cause at least three directors to qualify as “independent directors,” as such term is defined in the New York Stock Exchange (NYSE) listing rules, and applicable law. The directors designated by D.R. Horton have the authority to make decisions affecting our capital structure, including the issuance of additional capital stock or options, the incurrence of additional indebtedness, the implementation of stock repurchase programs, the declaration of dividends and the settlement of any conversion of the convertible senior notes. The interests of D.R. Horton may be materially different than the interests of our other stakeholders.

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

The Master Supply Agreement establishes a strategic relationship between us and D.R. Horton for the supply of developed lots. Under the Master Supply Agreement, we will, and D.R. Horton may, present lot development opportunities to each other, subject to certain exceptions. The parties may collaborate with respect to such opportunities and, if they elect to develop such opportunities, D.R. Horton has a right of first offer or right to purchase some or all of the lots developed by us, as set forth in the Master Supply Agreement, on market terms as determined by the parties. There are numerous uncertainties associated with our relationship with D.R. Horton, including the risk that the parties will be unable to negotiate mutually acceptable terms for lot development opportunities and the fact that D.R. Horton is not obligated to present its lot development opportunities to us. As a result, we may not realize potential growth or other benefits from the strategic relationship with D.R. Horton, which may affect our financial condition or results of operations.

D.R. Horton's control of us or the strategic relationship between D.R. Horton and us may negatively affect our business relationships with other builder customers.

So long as D.R. Horton controls us or the strategic relationship between D.R. Horton and us remains in place, our business relationships with other builder customers may be negatively affected, including the risk that such other builder customers may believe that we will favor D.R. Horton over our other customers. In addition, we have in the past relied on builder referrals as a source for land development opportunities, and there is a risk that builders may refer such opportunities to land developers other than us as a result of our close alignment with D.R. Horton.

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

Furthermore, the market value of undeveloped land and lots held by us, including commercial tracts, can fluctuate significantly as a result of changing economic and real estate market conditions. If there are significant adverse changes in economic or real estate market conditions, we may have to hold land and lots in inventory longer than planned. Inventory carrying costs can be significant and can result in losses or lower returns and adversely affect our liquidity.

Our business is cyclical in nature.

The demand for residential lots is influenced by new home construction activity, which can be volatile. Cyclical downturns may materially and adversely affect our business, liquidity, financial condition and results of operations. Our operations are also impacted by general and local economic conditions, including employment levels, homebuyer consumer confidence and spending, housing demand, availability of financing for homebuyers, tax policy for deductibility of home mortgage interest and property taxes, and interest rate and demographic trends.

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

Our business strategy has changed substantially over the last few years. We divested our non-core assets in the oil and gas, lodging, multifamily and timberland sectors and began to refocus on residential single-family lot development.

In October 2017, we became a 75% owned subsidiary of D.R. Horton, the largest homebuilder in the country, and D.R. Horton currently owns approximately 66% of our outstanding common stock. Our business strategy is to leverage our strategic relationship with D.R. Horton and use our unique production-oriented lot manufacturing model to scale into a national footprint in the residential lot development industry. Although we believe that our strategy will grow our business and mitigate risks, there can be no assurance that our unique model will succeed as intended or that we will be able to execute on our strategy effectively, because of risks described elsewhere in this "Risk Factors" section, the risk of concentrating our focus on the residential lot development industry, costs to support our business model that are greater than anticipated or other unforeseen issues or problems that arise.

We have significant amounts of consolidated debt and may incur additional debt; our debt obligations and our ability to comply with related covenants, restrictions or limitations could adversely affect our financial condition.

As of September 30, 2019, our consolidated debt was $460.5 million, including $350 million of 8.0% senior notes issued in April 2019. Our revolving credit facility and the indenture governing the senior notes impose restrictions on our and our restricted subsidiaries’ ability to incur secured and unsecured debt, but still permit us and our restricted subsidiaries to incur a substantial amount of future secured and unsecured debt, and do not restrict the incurrence of future secured and unsecured debt by our unrestricted subsidiaries. The indenture governing the senior notes allows us to incur a substantial amount of additional debt.

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

In addition, our debt and the restrictions imposed by the instruments governing those obligations expose us to additional risks, including:

Dependence on Future Performance

Our ability to meet our debt service and other obligations, including our obligations under the senior notes and the financial covenants under our revolving credit facility, will depend, in part, upon our future financial performance. Our future results are subject to the risks and uncertainties described in this "Risk Factors" section. Our revenues and earnings vary with the level of general economic activity in the markets we serve. Our business is also affected by financial, political, business and other factors, many of which are beyond our control. The factors that affect our ability to generate cash can also affect our ability to raise additional funds for these purposes through the sale of debt or equity, the refinancing of debt or the sale of assets. Changes in prevailing interest rates may affect the cost of our debt service obligations, because borrowings under our revolving credit facility bear interest at floating rates.

Changes in Debt Ratings

There can be no assurance that we will be able to maintain the credit ratings on our senior unsecured debt. Any lowering of our debt ratings could make accessing the capital markets or obtaining additional credit from banks more difficult and/or more expensive.

Change of Control Purchase Option and Change of Control Default.

Upon the occurrence of a change of control triggering event, as defined in the indenture governing our senior notes, we will be required to offer to repurchase such notes at 101% of their principal amount, together with all accrued and unpaid interest, if any. Moreover, a change of control, as defined in our revolving credit facility, would constitute an event of default under our revolving credit facility that could result in the acceleration of the repayment of any borrowings outstanding under our revolving credit facility, a requirement to cash collateralize all letters of credit outstanding thereunder and the termination of the commitments thereunder. If the maturity of our revolving credit facility and/or other indebtedness together having an aggregate principal amount outstanding of $40 million or more is accelerated, an event of default would result under the indenture governing the senior notes, entitling the trustee for the notes or holders of at least 25% in aggregate principal amount of the then outstanding notes to declare all such notes to be due and payable immediately. If purchase offers were required under the indenture for the senior notes, repayment of the borrowings under our revolving credit facility were required, or if the notes were accelerated, we can give no assurance that we would have sufficient funds to pay the required amounts.

Our debt agreements contain a number of restrictive covenants which will limit our ability to finance future operations, acquisitions or capital needs or engage in other business activities that may be in our interest.

The covenants in the indenture governing our senior notes and the credit agreement governing our revolving credit facility impose, and the terms of any future indebtedness may impose, operating and other restrictions on us and our subsidiaries. Such restrictions affect or will affect, and in many respects limit or prohibit, among other things, our ability and the ability of certain of our subsidiaries to:

•	incur additional indebtedness;

•	create liens;

•	pay dividends and make other distributions in respect of our equity securities;

•	redeem or repurchase our equity securities;

•	make certain investments or certain other restricted payments;

•	sell certain kinds of assets;

•	enter into certain types of transactions with affiliates; and

•	effect mergers or consolidations.

In addition, our revolving credit facility contains financial covenants requiring the maintenance of a minimum level of tangible net worth, a minimum level of liquidity, a maximum allowable leverage ratio and a borrowing base restriction based on the book value of our real estate assets and unrestricted cash.

The restrictions contained in the indenture and the credit agreement could (1) limit our ability to plan for or react to market or economic conditions or meet capital needs or otherwise restrict our activities or business plans and (2) adversely affect our ability to finance our operations, acquisitions, investments or strategic alliances or other capital needs or to engage in other business activities that would be in our interest.

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

We are also subject to an extensive number of laws and regulations because our common stock is publicly traded in the capital markets. These regulations govern our communications with our stockholders and the capital markets, our financial statement disclosures and our legal processes, and they also impact the work required to be performed by our independent registered public accounting firm and our legal counsel. Changes in these laws and regulations, including the subsequent implementation of rules by the administering government authorities, may require us to incur additional compliance costs, and such costs may be significant.

Our real estate development operations span several markets and as a result, our financial results may be significantly influenced by the local economies of those markets.

The local economic growth and strength of the markets in which our real estate development activity is located are important factors in sustaining demand for our lots and land. Any adverse impact to the economic growth and health, or infrastructure development, of a local economy in which we develop real estate could materially adversely affect our business, liquidity, financial condition and results of operations.

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

In addition, we enter into contracts to sell lots to homebuilders. A homebuilder could decide to delay purchases of lots in one or more of our developments, subject to loss of earnest money, due to adverse real estate conditions wholly unrelated to our areas of operations, such as corporate decisions regarding allocation of limited capital or human resources. As a result, we may sell fewer lots and may have lower sales revenues, which could have an adverse effect on our business, liquidity, financial condition and results of operations.

From time to time, we obtain performance bonds, the unavailability of which could adversely affect our results of operations and cash flows.

From time to time, we provide surety bonds to secure our performance or obligations under construction contracts, development agreements and other arrangements. At September 30, 2019, we had $158.8 million of outstanding surety bonds. Our ability to obtain surety bonds primarily depends upon our credit rating, financial condition, past performance and other factors, including the capacity of the surety market and the underwriting practices of surety bond issuers. The ability to obtain surety bonds also can be impacted by the willingness of insurance companies to issue performance bonds for construction and development activities. If we are unable to obtain surety bonds when required, our results of operations and cash flows could be adversely affected.

Delays or failures by governmental authorities to take expected actions could reduce our returns or cause us to incur losses on certain real estate development projects.

For certain projects, we rely on governmental districts to issue bonds to reimburse us for qualified expenses, such as road and utility infrastructure costs. Bonds are often supported by assessments of district tax revenues, usually from ad valorem taxes. Slowing new home sales, decreasing real estate values or difficult credit markets for bond sales can reduce or delay district bond sale revenues and tax or assessment receipts, causing such districts to delay reimbursement of our qualified expenses. Failure to receive timely reimbursement for qualified expenses could adversely affect our cash flows and reduce our returns or cause us to incur losses on certain real estate development projects.

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

We use information technology and other computer resources to carry out important operational and marketing activities and to maintain our business records. These information technology systems are dependent upon global communications providers, web browsers, third-party software and data storage providers and other aspects of the Internet infrastructure that have experienced security breaches, cyber-attacks, significant systems failures and service outages in the past. A material breach in the security of our information technology systems or other data security controls could include the theft or release of customer, employee or company data. A data security breach, a significant and extended disruption in the functioning of our information technology systems or a breach of any of our data security controls could disrupt our business operations, damage our reputation and cause us to lose customers, adversely impact our sales and revenue and require us to incur significant expense to address and remediate or otherwise resolve these kinds of issues. The unintended or unauthorized public disclosure of personal identifying and confidential information related to our employees, vendors or suppliers as a result of a security breach could also lead to litigation or other proceedings against us by the affected individuals or business partners, or by regulators. The outcome of such proceedings, which could include penalties or fines, could have a significant negative impact on our business. We may also be required to incur significant costs to protect against damages caused by information technology failures or security breaches in the future as legal requirements related to data security continue to increase. We routinely utilize information technology security experts to assist us in our evaluations of the effectiveness of the security of our information technology systems, and we regularly enhance our security measures to protect our systems and data. However, because the techniques used to obtain unauthorized access, disable or degrade systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Consequently, we cannot provide assurances that a security breach, cyber-attack, data theft or other significant systems or security failures will not occur in the future, and such occurrences could have a material and adverse effect on our consolidated results of operations or financial position.

We plan to raise additional capital in the future, and such capital may not be available when needed or at all.

At September 30, 2019, the principal amount of our 3.75% convertible senior notes due 2020 was $118.9 million. We intend to settle the principal amount of the convertible senior notes in cash upon conversion, with any excess conversion value to be settled in shares of our common stock. We have a $380 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $570 million, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the revolving credit commitment. Through an amendment in October 2019, the maturity date of the facility was extended from August 16, 2021 to October 2, 2022. In April 2019, we issued $350 million principal amount of 8.0% senior notes pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the "Securities Act"). The notes mature April 15, 2024 with interest payable semi-annually and represent senior unsecured obligations that rank equally in right of payment to all existing and future senior unsecured indebtedness. The notes may be redeemed prior to maturity, subject to certain limitations and premiums defined in the indenture agreement. The notes are guaranteed by each of our subsidiaries to the extent such subsidiaries guarantee our revolving credit facility.

We have an effective shelf registration statement filed with the SEC in September 2018, registering $500 million of equity securities. On September 30, 2019, we issued 6.0 million shares of our common stock for $17.50 per share in a public underwritten offering. Net proceeds from this offering after deducting underwriting discounts and commissions and other expenses were $100.7 million. Following the issuance, approximately $394 million of registered equity securities remains available on our shelf registration statement. We plan to raise additional capital, in the form of additional debt or equity, in the future to have sufficient capital resources and liquidity to fund our business needs and future growth plans and repay existing indebtedness. Our ability to raise additional capital will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial condition, operating performance and growth prospects. Economic conditions may increase our cost of funding and limit access to certain customary sources of capital or make such capital only available on unfavorable terms. We may not be able to obtain capital on acceptable terms or at all. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of debt purchasers or counterparties participating in the capital markets or other disruption in capital markets, may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. Further, we may need to raise capital in the future when other real estate-related companies are also seeking to raise capital and would then have to compete with those companies for investors. An inability to raise additional capital on acceptable terms when needed could have a material adverse effect on our business, financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive office is leased and is located in Arlington, Texas. We also lease office space in other locations to support our business operations.

Item 3. Legal Proceedings.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the New York Stock Exchange (NYSE) under the trading symbol "FOR." As of November 13, 2019, the closing price of our common stock on the NYSE was $19.58, and there were approximately 1,552 holders of record.

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

Stock Performance Graph

The following graph illustrates the cumulative total stockholder return of an initial investment of $100 on December 31, 2014 in Forestar common stock for the period from December 31, 2014 through September 30, 2019, compared to the same investment in the Russell 2000 Index and our peer group. Our peer group consists of the following real estate companies: The St. Joe Company, Tejon Ranch Co, Consolidated-Tomoka Land Co., Five Points Holding, LLC (Class A), and Alexander & Baldwin, Inc. HomeFed Corporation was included in our peer group in previous filings, but was removed because its equity is no longer publicly traded. Pursuant to SEC rules, returns of each of the companies in the Peer Index are weighted according to the respective company’s stock market capitalization at the beginning of each period for which a return is indicated. Shareholder returns over the indicated period are based on historical data and should not be considered indicative of future shareholder returns. The graph and related disclosure in no way reflect our forecast of future financial performance.

	Year Ended December 31,				Nine Months Ended September 30, 2018	Year Ended September 30, 2019
	2014	2015	2016	2017
Forestar Group Inc.	$100.00	$71.04	$86.36	$142.85	$137.66	$118.70
Russell 2000 Index	100.00	95.59	115.96	132.95	148.26	135.08
Peer Group	100.00	91.15	106.69	102.06	83.69	80.44

This performance graph shall not be deemed to be incorporated by reference into our SEC filings and should not constitute soliciting material or otherwise be considered filed under the Securities Act or the Securities Exchange Act of 1934, as amended.

Item 6. Selected Financial Data.

The following selected financial data are derived from our consolidated financial statements and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 1A, “Risk Factors,” Item 8, “Financial Statements and Supplementary Data,” and all other financial data contained in this annual report on Form 10-K. These historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended September 30, 2019	Nine Months Ended September 30, 2018	Year Ended December 31,
			2017	2016	2015
	(In millions, except per share amounts)
Consolidated Operating Data:
Revenues	$428.3	$78.3	$114.3	$197.3	$218.6
Cost of sales (1)	362.7	49.5	112.6	175.1	125.3
Selling, general and administrative expense (2)	28.9	19.4	75.3	48.5	70.9
Equity in earnings of unconsolidated ventures	(0.5)	(4.8)	(17.8)	(6.1)	(16.0)
Gain on sale of assets (3)	(3.0)	(27.8)	(113.4)	(166.7)	(1.6)
Interest expense	—	3.7	8.5	20.0	34.1
Loss on extinguishment of debt (4)	—	—	0.6	35.9	—
Interest and other income	(5.5)	(6.4)	(3.6)	(1.7)	(3.0)
Income from continuing operations before taxes	45.7	44.7	52.1	92.3	8.9
Income tax expense (benefit) (5)	9.4	(25.3)	45.8	15.3	35.1
Net income (loss) from continuing operations	36.3	70.0	6.3	77.0	(26.2)
Income (loss) from discontinued operations, net of taxes (6)	—	—	46.0	(16.8)	(186.1)
Net income (loss)	36.3	70.0	52.3	60.2	(212.3)
Net income attributable to noncontrolling interests	3.3	1.2	2.0	1.6	0.7
Net income (loss) attributable to Forestar Group Inc.	$33.0	$68.8	$50.3	$58.6	$(213.0)
Net Income (Loss) per Basic Share:
Continuing operations	$0.79	$1.64	$0.10	$1.80	$(0.79)
Discontinued operations	$—	$—	$1.09	$(0.40)	$(5.43)
Net income (loss) per basic share	$0.79	$1.64	$1.19	$1.40	$(6.22)
Net Income (Loss) per Diluted Share:
Continuing operations	$0.79	$1.64	$0.10	$1.78	$(0.79)
Discontinued operations	$—	$—	$1.09	$(0.40)	$(5.43)
Net income (loss) per diluted share	$0.79	$1.64	$1.19	$1.38	$(6.22)

	September 30,		December 31,
	2019	2018	2017	2016	2015
	(In millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$382.8	$318.8	$323.0	$266.1	$96.6
Restricted cash	—	16.2	40.0	0.3	0.2
Real estate	1,028.9	498.0	130.4	293.0	586.7
Total assets	1,455.7	893.1	761.9	733.2	972.2
Debt	460.5	111.7	108.4	110.4	381.5
Forestar Group Inc. stockholders' equity	808.3	673.3	604.2	560.7	501.6

 _____________________

(1)
Cost of sales in fiscal 2017 includes impairment charges of $37.9 million associated with the mineral resources reporting unit goodwill and $5.8 million primarily related to our central Texas water assets.

(2)	Selling, general and administrative expense in fiscal 2017 includes merger related transaction costs of $37.2 million.

(3)	Gains on sales of assets in the nine months ended September 30, 2018 and in fiscal 2017 and 2016 represent gains in accordance with our initiatives to divest non-core assets.

(4)
Loss on extinguishment of debt in fiscal 2017 and 2016 is related to the early retirement of a total of $230.5 million principal amount of our 8.50% senior notes and $6.1 million principal amount of our convertible senior notes during those years.

(5)
Income tax benefit in the nine months ended September 30, 2018 reflects the release of our federal valuation allowance and a portion of our state valuation allowance. Fiscal 2017 income tax expense was impacted by non-deductible merger transaction costs and goodwill impairment. Fiscal 2015 income tax expense (reflected in both continuing and discontinued operations), includes an expense of $97.1 million to record a valuation allowance on a portion of our deferred tax asset that was determined to be more likely than not to be unrealizable.

(6)
Income from discontinued operations in fiscal 2017 reflects an income tax benefit of $46.0 million. Loss from discontinued operations in fiscal 2016 and 2015 includes impairment charges of $0.6 million and $163.0 million, respectively, related to non-core oil and gas working interests and losses of $13.7 million and $0.7 million, respectively, associated with the sale of working interest oil and gas properties.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Annual Report on Form 10-K and other materials we have filed or may file with the Securities and Exchange Commission contain “forward-looking statements” within the meaning of the federal securities laws. These forward-looking statements are identified by their use of terms and phrases such as “believe,” “anticipate,” “could,” “estimate,” “likely,” “intend,” “may,” “plan,” “expect,” and similar expressions, including references to assumptions. These statements reflect our current views with respect to future events and are subject to risks and uncertainties. We note that a variety of factors and uncertainties could cause our actual results to differ significantly from the results discussed in the forward-looking statements. Factors and uncertainties that might cause such differences include, but are not limited to:

•	the effect of D.R. Horton’s controlling level of ownership on us and the holders of our securities;

•	our ability to realize the potential benefits of the strategic relationship with D.R. Horton;

•	the effect of our strategic relationship with D.R. Horton on our ability to maintain relationships with our vendors and customers;

•	demand for new housing, which can be affected by a number of factors including the availability of mortgage credit, job growth and fluctuations in interest rates;

•	competitive actions by other companies;

•	accuracy of estimates and other assumptions related to investment in and development of real estate, the expected timing and pricing of land and lot sales and related cost of real estate sales;

•	our ability to comply with our debt covenants, restrictions and limitations;

•	our ability to hire and retain key personnel;

•	changes in governmental policies, laws or regulations and actions or restrictions of regulatory agencies;

•	general economic, market or business conditions where our real estate activities are concentrated;

•	our ability to achieve our strategic initiatives;

•	our ability to obtain future entitlement and development approvals;

•	our ability to obtain or the availability of surety bonds to secure our performance related to construction and development activities and the pricing of bonds;

•	obtaining reimbursements and other payments from governmental districts and other agencies and timing of such payments;

•	the levels of resale housing inventory in our projects and the regions in which they are located;

•	fluctuations in costs and expenses, including impacts from shortages in materials or labor;

•	the opportunities (or lack thereof) that may be presented to us and that we may pursue;

•	the strength of our information technology systems and the risk of cybersecurity breaches; and

•	the conditions of the capital markets and our ability to raise capital to fund expected growth.

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

Our Operations

We are a residential lot development company with operations in 51 markets in 20 states as of September 30, 2019. In October 2017, we became a majority-owned subsidiary of D.R. Horton. Our alignment with and support from D.R. Horton provides us an opportunity to grow our business into a national, well-capitalized residential lot developer selling lots to D.R. Horton and other homebuilders. As our controlling shareholder, D.R. Horton has significant influence in guiding our strategic direction and operations. Our strategy is focused on making investments in land acquisition and development to expand our residential lot development business across a geographically diversified national platform. We are primarily investing in short duration, phased development projects that generate returns similar to production-oriented homebuilders. This strategy is a unique, lower-risk business model that we expect will produce more consistent returns than other public and private land developers.

Change in Fiscal Year

Following the Merger, we changed our fiscal year-end from December 31 to September 30, effective January 1, 2018. This change aligned our fiscal year-end reporting calendar with D.R. Horton. Our results of operations, cash flows, and all transactions impacting stockholders' equity presented in this Form 10-K are for the fiscal year ended September 30, 2019, the nine months ended September 30, 2018 and our fiscal year 2017, which is for the twelve months ended December 31, 2017, unless otherwise noted. This Form 10-K also includes an unaudited statement of operations for the comparable stub period of January 1, 2017 to September 30, 2017 (See Note 17 — Transition Period Comparative Data).

Business Segments

Historically, we managed our operations through our real estate segment, mineral resources segment (previously referred to as oil and gas) and other segment (previously referred to as other natural resources). During the first quarter of fiscal 2019, we began managing our operations through one real estate segment. As such, the operating results of our real estate segment are consistent with our consolidated operating results and no separate disclosure is required as of and for the fiscal year ended September 30, 2019. Our real estate segment is our core business and generated all of our revenues in fiscal 2019. The real estate segment primarily acquires land and develops infrastructure for single-family residential communities. Our real estate segment generates its revenues principally from sales of residential single-family finished lots to local, regional and national homebuilders.

We have other business activities which were presented in our other segment in prior periods. The assets and results of operations of these business activities are immaterial and are included in our real estate segment in the current year.

Additionally, as of and for the fiscal year ended September 30, 2019, all assets and results of operations have been included in the real estate segment. In prior periods, certain costs and assets were not allocated to the segments. During the first quarter of fiscal 2019, we began evaluating the results of operations of our real estate segment based on income from continuing operations before income taxes. As a result, all of our results of operations have been allocated to the real estate segment for the fiscal year ended September 30, 2019. This change in the measure of segment profit (loss) was adopted prospectively and the prior period segment results have not been adjusted to conform to the current year. In prior periods, segment earnings (loss) consist of operating income, equity in earnings (loss) of unconsolidated ventures, gain on sales of assets, interest income and net income (loss) attributable to noncontrolling interests. Items not allocated to segments in prior periods consist of general and administrative expense, stock-based and long-term incentive compensation, gain on sale of timberland assets, interest expense, and other corporate interest and other income.

The accounting policies of the segments are the same as those described in Note 1 — Summary of Significant Accounting Policies. Our revenues are derived from our U.S. operations and all of our assets are located in the U.S. In fiscal 2019, D.R. Horton accounted for $326.6 million of our real estate revenues.

Results of Operations

The following tables and related discussion set forth key operating and financial data as of and for the fiscal year ended September 30, 2019 and the nine months ended September 30, 2018. For similar operating and financial data and discussion of our results for the nine months ended September 30, 2018 compared to our results for the twelve months ended December 31, 2017, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II of our annual report on Form 10-K for the transition period ended September 30, 2018, which was filed with the SEC on November 16, 2018.

Real estate segment results for the fiscal year ended September 30, 2019 were as follows:

Year Ended September 30, 2019
(In millions)
Revenues	$428.3
Cost of sales	362.7
Selling, general and administrative expense	28.9
Equity in earnings of unconsolidated ventures	(0.5)
Gain on sale of assets	(3.0)
Interest expense	—
Interest and other income	(5.5)
Income from continuing operations before taxes	$45.7

Segment results for the nine months ended September 30, 2018 were as follows:

	Nine Months Ended September 30, 2018
	Real Estate	Other	Items Not Allocated	Consolidated
	(In millions)
Revenues	$78.3	$—	$—	$78.3
Cost of sales	48.9	0.6	—	49.5
Selling, general and administrative expense	7.1	0.3	12.0	19.4
Equity in earnings of unconsolidated ventures	(4.8)	—	—	(4.8)
Gain on sale of assets	(18.6)	(9.2)	—	(27.8)
Interest expense	—	—	3.7	3.7
Interest and other income	(1.8)	—	(4.6)	(6.4)
Income (loss) from continuing operations before taxes	$47.5	$8.3	$(11.1)	$44.7
Net income attributable to noncontrolling interests	1.2	—	—	1.2
Income (loss) from continuing operations before taxes attributable to Forestar Group Inc.	$46.3	$8.3	$(11.1)	$43.5

Real Estate Revenues and Cost of Sales

We are a residential lot development company with operations in 51 markets and 20 states as of September 30, 2019. Our real estate segment primarily acquires land and develops infrastructure for single-family residential communities. Our real estate segment revenues are principally derived from the sales of residential single-family lots that we have developed. Our real estate segment also makes short-term investments in finished lots (lot banking) and undeveloped land with the intent to sell these assets within a short time period, primarily to D.R. Horton, utilizing available capital prior to its deployment into longer term lot development projects.

Residential lots sold consist of:

	Year Ended September 30, 2019	Nine Months Ended September 30, 2018
Development projects	2,610	935
Lot banking projects	1,522	89
	4,132	1,024

Average sales price per lot (a)	$84,200	$76,600
 _____________________
(a) Excludes any impact from change in contract liabilities or deferred revenue.

Revenues consist of:

	Year Ended September 30, 2019	Nine Months Ended September 30, 2018
	(In millions)
Residential lot sales:
Development projects	$218.8	$75.8
Lot banking projects	128.9	2.6
Change in contract liabilities or deferred revenue	4.0	(6.4)
	351.7	72.0
Residential tract sales	55.8	3.6
Commercial tract sales	18.5	2.0
Other	2.3	0.7
	$428.3	$78.3

Residential lots sold and residential lot sales revenues have increased as we have grown our business primarily through our strategic relationship with D.R. Horton. In fiscal 2019, we sold 3,728 residential lots to D.R. Horton for $311.7 million. In the nine months ended September 30, 2018, we sold 642 residential lots to D.R. Horton for $43.6 million. At September 30, 2019, our lot position consisted of 38,300 residential lots, of which approximately 29,700 were owned and 8,600 were controlled through option purchase contracts. Of our total owned and controlled residential lots, approximately 12,800 are under contract to sell to D.R. Horton. Additionally, D.R. Horton has the right of first offer on approximately 10,600 of these lots based on executed purchase and sale agreements. At September 30, 2019, lots owned included approximately 4,400 that are fully developed, of which approximately 2,100 are related to lot banking. At September 30, 2019, we had approximately 700 lots under contract to sell to builders other than D.R. Horton.

Residential tract sales in fiscal 2019 principally consists of 63 residential tract acres sold to a third party for approximately $44.2 million as well as the sale of 290 residential tract acres to D.R. Horton for approximately $10.9 million. In conjunction with a residential tract sale to a third party, we paid D.R. Horton a fee of approximately $2.1 million to terminate an existing purchase and sale agreement whereby D.R. Horton had the option to purchase the property from us at a fixed price.

Commercial tract sales principally consist of the sale of tracts to commercial developers that specialize in the construction and operation of income producing properties such as apartments, retail centers, or office buildings. The commercial tract sales revenues in fiscal 2019 relate primarily to the sale of 49 acres from a consolidated venture for $17.7 million.

Cost of real estate sales in fiscal 2019 increased as compared to the prior period primarily due to the increase in the number of lots sold.

Selling, General and Administrative (SG&A) Expense and Other Income Statement Items

SG&A expense for fiscal year 2019 was $28.9 million compared to $19.4 million during the nine months ended September 30, 2018. Our SG&A expenses primarily consist of employee compensation and related costs. Our business operations employed 78 and 40 employees at September 30, 2019 and September 30, 2018.

At September 30, 2019, we had ownership interests in four ventures that we accounted for using the equity method. The decrease in equity in earnings in fiscal 2019 compared to the nine months ended September 30, 2018 is primarily the result of lower sales activity within our ventures as they wind down.

Gain on sale of assets in fiscal 2019 consists of a gain of $1.5 million associated with the reduction of our remaining obligation in connection with the Cibolo Canyons Special Improvement District (CCSID) issuance of bonds in 2014. As our obligation expires over time, our liability is reduced and gains are recognized. Gain on sale of assets in fiscal 2019 also includes a gain of $1.5 million of excess hotel occupancy and sales and use tax revenues from CCSID. Gain on sale of assets in the nine months ended September 30, 2018 primarily included gains of $14.6 million related to the sale of our interest in a multifamily venture near Denver, $2.0 million related to the sale of our interest in a venture in Atlanta and $0.7 million related to our strategic sale of assets to Starwood Land, L.P (Starwood).

The decrease in interest expense in fiscal 2019 compared to the prior year period was due to an increase in our active real estate development projects which resulted in the capitalization of all interest costs to real estate inventory in the current year.

Interest and other income principally represents interest earned on our cash deposits.

Income Taxes

Our effective tax rate from continuing operations was 21% for fiscal 2019 and (57)% for the nine months ended September 30, 2018. The effective tax rate for both years includes an expense for state income taxes and non-deductible expenses, reduced by a tax benefit related to noncontrolling interests. The effective tax rate for the nine months ended September 30, 2018 also includes a benefit for the release of our federal valuation allowance and a portion of our state valuation allowance associated with our deferred tax assets.

At September 30, 2019 and 2018, deferred tax assets, net of deferred tax liabilities, were $20.7 million and $30.3 million, offset by a valuation allowance of $3.3 million and $3.4 million for the portion of the deferred tax assets that we have determined is more likely than not to be unrealizable. The valuation allowance was recorded because it is more likely than not that a portion of our state deferred tax assets, primarily net operating loss (NOL) carryforwards, will not be realized because we are no longer operating in some states or the NOL carryforward periods are too brief to realize the related deferred tax asset. We will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance on our deferred tax assets. Any reversal of the valuation allowance in future periods will impact our effective tax rate.

In October 2017, D.R. Horton acquired 75% of our common stock resulting in an ownership change under Section 382 of the Internal Revenue Code. Section 382 limits our ability to use certain tax attributes and built-in losses and deductions in a given year. Our tax attributes or built-in losses and deductions that were limited in 2018 or 2019 are expected to be fully utilized in future years with the exception of some state NOL carryforwards.
Our unrecognized tax benefits totaled $1.6 million at September 30, 2019, all of which would affect our effective tax rate, if recognized.

Other

Other segment results for the nine months ended September 30, 2018 were as follows:

Nine Months Ended September 30, 2018
(In millions)
Revenues	$—
Cost of sales	0.6
Selling, general and administrative expense	0.3
Gain on sale of assets	(9.2)
Segment earnings	$8.3

The gain on sale of assets during the nine months ended September 30, 2018 is due to the sale of non-core water interests in Texas, Louisiana, Georgia and Alabama for $10.5 million, which generated a gain of $9.2 million.

Liquidity and Capital Resources

Liquidity

Our strategic relationship with D.R. Horton has provided us with an opportunity for substantial growth. Since the Merger, we have funded our growth with available cash, borrowings under our revolving credit facility and the issuance of senior unsecured notes and common stock. At September 30, 2019, our ratio of net debt to total capital (debt net of unrestricted cash divided by stockholders’ equity plus debt net of unrestricted cash) was 8.8%. Over the long term, we intend to maintain our ratio of net debt to total capital at or below 40%. We believe that the ratio of net debt to total capital is useful in understanding the leverage employed in our operations.

We believe that our existing cash resources and revolving credit facility will provide sufficient liquidity to fund our near-term working capital needs and debt obligations, including the maturity of $118.9 million principal amount of convertible senior notes in fiscal 2020. Our ability to achieve our long-term growth objectives will depend on our ability to obtain financing in sufficient amounts. We regularly evaluate alternatives for managing our capital structure and liquidity profile in consideration of expected cash flows, growth and operating capital requirements and capital market conditions. As market conditions permit, we may, at any time, be considering or preparing for the purchase or sale of our common stock, debt securities, convertible securities or a combination thereof.

Bank Credit Facility

We have a $380 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $570 million, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the revolving credit commitment. Letters of credit issued under the facility reduce the available borrowing capacity. At September 30, 2019, there were no borrowings outstanding and $29.7 million of letters of credit issued under the revolving credit facility. Borrowings under the revolving credit facility are subject to a borrowing base based on the book value of our real estate assets and unrestricted cash. At September 30, 2019, the borrowing base limited the available capacity under the revolving credit facility to $339.6 million. Borrowings and repayments under the facility totaled $85 million each during fiscal 2019.

In October 2019, the revolving credit facility was amended to extend its maturity date from August 16, 2021 to October 2, 2022. The maturity date may be extended by up to one year on up to two additional occasions, subject to the approval of lenders holding a majority of the commitments.

The revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require a minimum level of tangible net worth, a minimum level of liquidity, and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At September 30, 2019, we were in compliance with all of the covenants, limitations and restrictions of our revolving credit facility.

3.75% Convertible Senior Notes due 2020

At September 30, 2019, the principal amount of the 3.75% convertible senior notes due March 2020 was $118.9 million and the unamortized debt discount was $2.0 million. The effective interest rate on the liability component was 8.0% and the carrying amount of the equity component was $16.8 million. We intend to settle the principal amount of these notes in cash in 2020, with any excess conversion value to be settled in shares of our common stock. At September 30, 2019 and 2018, we had $0.2 million and $0.7 million in unamortized deferred financing fees that were deducted from the carrying value of these notes.

8.0% Senior Notes due 2024

In April 2019, we issued $350 million principal amount of 8.0% senior notes pursuant to Rule 144A and Regulation S under the Securities Act. The notes mature April 15, 2024, with interest payable semi-annually and represent senior unsecured obligations that rank equally in right of payment to all existing and future senior unsecured indebtedness. The notes may be redeemed prior to maturity, subject to certain limitations and premiums defined in the indenture agreement. The notes are guaranteed by each of our subsidiaries to the extent such subsidiaries guarantee our revolving credit facility. At September 30, 2019, we had $6.2 million in unamortized deferred financing fees that were deducted from the carrying value of these notes. The annual effective interest rate of the notes after giving effect to the amortization of financing costs is 8.5%.

The indenture governing the notes requires that, upon the occurrence of both a Change of Control and a Rating Decline (each as defined in the indenture), we offer to purchase the notes at 101% of their principal amount. If we or our restricted subsidiaries dispose of assets, under certain circumstances, we will be required to either invest the net cash proceeds from such asset sales in its business within a specified period of time, repay certain senior secured debt or debt of its non-guarantor subsidiaries, or make an offer to purchase a principal amount of the notes equal to the excess net cash proceeds at a purchase price of 100% of their principal amount. The indenture contains covenants that, among other things, restrict ability of us and our restricted subsidiaries to pay dividends or distributions, repurchase equity, prepay subordinated debt and make certain investments; incur additional debt or issue mandatorily redeemable equity; incur liens on assets; merge or consolidate with another company or sell or otherwise dispose of all or substantially all of our assets; enter into transactions with affiliates; and allow to exist certain restrictions on the ability of subsidiaries to pay dividends or make other payments.

At September 30, 2019, we were in compliance with all of the limitations and restrictions associated with our senior note obligations.

Issuance of Common Stock

In September 2018, we filed a shelf registration statement with the SEC registering $500 million of equity securities. On September 30, 2019, we issued 6.0 million shares of our common stock for $17.50 per share in a public underwritten offering. Net proceeds from this offering after deducting underwriting discounts and commissions and other expenses were $100.7 million. As a result of the issuance, D.R. Horton's ownership of our outstanding common shares decreased from 75% to approximately 66%. Following the offering, $394.3 million remains available for issuance under the shelf registration statement.

Operating Cash Flow Activities

In fiscal 2019, net cash used in operating activities was $391.2 million compared to $283.0 million in the nine months ended September 30, 2018. The increase in net cash used in operating activities was principally due to higher real estate acquisition and development expenditures resulting from our strategy to grow into a national lot developer.

Investing Cash Flow Activities

In fiscal 2019, net cash used in investing activities was $0.8 million compared to net cash provided by investing activities of $259.0 million in the nine months ended September 30, 2018. Cash provided by investing activities during the 2018 period includes net proceeds of $217.5 million from the strategic sale of assets to Starwood in February 2018.

Financing Cash Flow Activities

In fiscal 2019, net cash provided by financing activities was $439.8 million compared to net cash used in financing activities of $4.0 million in the nine months ended September 30, 2018. Cash provided by financing activities during fiscal 2019 includes the issuance of $350 million principal amount of 8.0% senior notes due April 2024 and the issuance of common stock in September 2019 for net proceeds of $100.7 million.

Contractual Cash Obligations

At September 30, 2019, contractual cash obligations consist of:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	> 3 - 5 Years	More Than 5 Years
	(In millions)
Debt — Principal (1)	$468.9	$118.9	$—	$350.0	$—
Debt — Interest (1)	142.1	30.1	56.0	56.0	—
Operating leases (2)	3.4	0.9	2.1	0.4	—
Performance bond (3)	2.5	2.5	—	—	—
Standby letter of credit (3)	6.8	6.8	—	—	—
Total	$623.7	$159.2	$58.1	$406.4	$—
 _______________

(1)
Debt represents principal and interest payments due on our senior notes and our revolving credit facility. Because the balance of our revolving credit facility was zero at September 30, 2019, we did not assume any principal or interest payments related to this facility in future periods.

(2)
Our operating leases are primarily for office space. We lease office space in Arlington, Texas as our corporate headquarters and also lease office space in other locations to support our business operations.

(3)
The performance bond and standby letter of credit were provided in support of a bond issuance by Cibolo Canyons Special Improvement District (CCSID). In 2014, we received $50.6 million from CCSID principally related to its issuance of $48.9 million Hotel Occupancy Tax (HOT) and Sales and Use Tax Revenue Bonds. These bonds are obligations solely of CCSID and are payable from HOT and sales and use taxes levied by CCSID. To facilitate the issuance of the bonds, we provided a $6.8 million letter of credit to the bond trustee as security for certain debt service fund obligations in the event CCSID tax collections are not sufficient to support payment of the bonds in accordance with their terms. The letter of credit must be maintained until the earlier of redemption of the bonds or scheduled bond maturity in 2034. We also entered into an agreement with the owner of the JW Marriott San Antonio Hill Country Resort & Spa to assign its senior rights to us in exchange for consideration provided by us, including a performance bond to be drawn if CCSID tax collections are not sufficient to support ad valorem tax rebates payable. The performance bond decreases as CCSID makes annual ad valorem tax rebate payments, which obligation is scheduled to be retired in full by 2020. The performance bond and letter of credit are included in accrued expenses and other liabilities in our consolidated balance sheets.

In addition to the letter of credit and performance bond discussed above, at September 30, 2019 we had outstanding letters of credit of $22.9 million under the revolving credit facility and surety bonds of $156.3 million issued by third parties to secure performance under various contracts that are not included in our consolidated balance sheets. We expect that our performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When we complete our performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving us with no continuing obligations. We have no material third-party guarantees.

Inflation

We may be adversely affected during periods of high inflation, primarily because of higher financing, land and labor costs. We attempt to offset cost increases in one component with savings in another, and we increase our land and lot sales prices when market conditions permit. However, during periods when market conditions are challenging, we may not be able to offset cost increases with higher selling prices.

Critical Accounting Policies

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

Revenue Recognition — Real estate revenue and related profit are generally recognized at the time of the closing of a sale, when title to and possession of the property are transferred to the buyer. Our performance obligation, to deliver the agreed-upon land or lots, is generally satisfied at closing. However, there may be instances in which we have an unsatisfied remaining performance obligation at the time of closing. In these instances, we record contract liabilities and recognize those revenues over time as the performance obligations are completed. Generally, our unsatisfied remaining performance obligations are expected to have an original duration of less than one year.

Real Estate and Cost of Sales — Real estate includes the costs of direct land acquisition, land development and capitalized interest incurred during land development. All indirect overhead costs, such as compensation of management personnel and insurance costs are charged to selling, general and administrative expense as incurred.

Land and development costs are typically allocated to individual residential lots based on the relative sales value of the lot. Cost of sales includes applicable land acquisition, land development and related costs (both incurred and estimated to be incurred) allocated to each residential lot in the development project. Any changes to the estimated total development costs subsequent to the initial lot sales are generally allocated to the remaining lots.

We have agreements with certain utility or improvement districts to convey water, sewer and other infrastructure-related assets we have constructed in connection with projects within their jurisdiction and receive reimbursements for the cost of these improvements. The amount of reimbursements for these improvements are defined by the district and are based on the allowable costs of the improvements. The transfer is consummated and we generally receive payment when the districts have a sufficient tax base to support funding of their bonds. The cost incurred by us in constructing these improvements, net of the amount expected to be collected in the future, is included in real estate.

Each quarter, we review our real estate for indicators of potential impairment. We determine if impairment indicators exist by analyzing a variety of factors including, but not limited to, the following:

•	gross margins on lots sold in recent months;

•	projected gross margins based on budgets;

•	trends in gross margins, average selling prices or cost of sales; and

•	lot sales absorption rates;

If indicators of impairment are present, we perform an impairment evaluation, which includes an analysis to determine if the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. If so, impairment charges are recorded to cost of sales if the fair value of such assets is less than their carrying amounts. These estimates of cash flows are significantly impacted by specific factors including estimates of the amounts and timing of future revenues and estimates of the amount of land development costs which, in turn, may be impacted by the following local market conditions:

•	supply and availability of land and lots;

•	location and desirability of our land and lots;

•	amount of land and lots we own or control in a particular market or sub-market; and

•	local economic and demographic trends.

For those assets deemed to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Our determination of fair value is primarily based on discounting the estimated cash flows at a rate commensurate with the inherent risks associated with the assets and related estimated cash flow streams. When an impairment charge is determined, the charge is then allocated to each lot in the same manner as land and development costs are allocated to each lot.

We rarely purchase land for resale. However, we may change our plans for land we own or land under development and decide to sell the asset. When we determine that we will sell the asset, the project is accounted for as land held for sale if certain criteria are met. We record land held for sale at the lesser of its carrying value or fair value less estimated costs to sell. In performing the impairment evaluation for land held for sale, we consider several factors including, but not limited to, recent offers received to purchase the property, prices for land in recent comparable sales transactions and market analysis studies, which include the estimated price a willing buyer would pay for the land. If the estimated fair value less costs to sell an asset is less than the current carrying value, the asset is written down to its estimated fair value less costs to sell.

The key assumptions relating to inventory valuations are impacted by local market and economic conditions, and are inherently uncertain. Although our quarterly assessments reflect management’s best estimates, due to uncertainties in the estimation process, actual results could differ from such estimates.

Pending Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner that is similar to today's accounting. This guidance also eliminates today's real estate-specific provisions for all entities. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The guidance is effective for us beginning October 1, 2019 and will not have a material impact on our consolidated financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are subject to interest rate risk on our senior debt and revolving credit facility. We monitor our exposure to changes in interest rates and utilize both fixed and variable rate debt. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument, but may affect our future earnings and cash flows. Except in very limited circumstances, we do not have an obligation to prepay fixed-rate debt prior to maturity and, as a result, interest rate risk and changes in fair value would not have a significant impact on our cash flows related to our fixed-rate debt until such time as we are required to refinance, repurchase or repay such debt.

Our fixed rate debt consists of $118.9 million principal amount of 3.75% convertible senior notes due March 2020 and $350 million principal amount of 8.0% senior notes due April 2024. Our variable rate debt consists of a $380 million senior unsecured revolving credit facility. At September 30, 2019, we had no borrowings outstanding under the revolving credit facility.

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

Management conducted the required assessment of the effectiveness of our internal control over financial reporting as of September 30, 2019. Based upon this assessment, management believes that our internal control over financial reporting is effective as of September 30, 2019.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Forestar Group Inc.

Opinion on Internal Control over Financial Reporting

We have audited Forestar Group Inc.’s internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Forestar Group Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Forestar Group Inc. as of September 30, 2019 and 2018, the related consolidated statements of operations, equity, and cash flows, for the year ended September 30, 2019, the nine month period ended September 30, 2018 and the year ended December 31, 2017, and the related notes and our report dated November 21, 2019 expressed an unqualified opinion thereon.

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

Fort Worth, Texas
November 21, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Forestar Group Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Forestar Group Inc. (the Company) as of September 30, 2019 and 2018, the related consolidated statements of operations, equity, and cash flows for the year ended September 30, 2019, the nine month period ended September 30, 2018 and the year ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2019 and 2018, and the results of its operations and its cash flows for the year ended September 30, 2019, the nine month period ended September 30, 2018 and the year ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 21, 2019 expressed an unqualified opinion thereon.

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

Fort Worth, Texas
November 21, 2019

FORESTAR GROUP INC.
CONSOLIDATED BALANCE SHEETS

	September 30,
	2019	2018
	(In millions, except share data)
ASSETS
Cash and cash equivalents	$382.8	$318.8
Restricted cash	—	16.2
Total cash, cash equivalents and restricted cash	382.8	335.0
Real estate	1,028.9	498.0
Investment in unconsolidated ventures	7.3	11.7
Income taxes receivable	3.2	4.4
Property and equipment, net	2.4	1.7
Deferred tax asset, net	17.4	26.9
Other assets	13.7	15.4
Total assets	$1,455.7	$893.1
LIABILITIES
Accounts payable	$16.8	$7.9
Earnest money deposits on sales contracts	89.9	49.4
Accrued expenses and other liabilities	79.6	49.6
Debt	460.5	111.7
Total liabilities	646.8	218.6
Commitments and contingencies (Note 14)
EQUITY
Common stock, par value $1.00 per share, 200,000,000 authorized shares, 47,997,366 and 41,939,403 shares issued and outstanding at September 30, 2019 and 2018, respectively	48.0	41.9
Additional paid-in capital	602.2	506.3
Retained earnings	158.1	125.1
Stockholders' equity	808.3	673.3
Noncontrolling interests	0.6	1.2
Total equity	808.9	674.5
Total liabilities and equity	$1,455.7	$893.1

See accompanying notes to consolidated financial statements.

FORESTAR GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30, 2019	Nine Months Ended September 30, 2018	Year Ended December 31, 2017
	(In millions, except per share amounts)
Revenues	$428.3	$78.3	$114.3
Cost of sales	362.7	49.5	112.6
Selling, general and administrative expense	28.9	19.4	75.3
Equity in earnings of unconsolidated ventures	(0.5)	(4.8)	(17.8)
Gain on sale of assets	(3.0)	(27.8)	(113.4)
Interest expense	—	3.7	8.5
Loss on extinguishment of debt	—	—	0.6
Interest and other income	(5.5)	(6.4)	(3.6)
Income from continuing operations before taxes	45.7	44.7	52.1
Income tax expense (benefit)	9.4	(25.3)	45.8
Net income from continuing operations	36.3	70.0	6.3
Income from discontinued operations, net of taxes	—	—	46.0
Net income	36.3	70.0	52.3
Net income attributable to noncontrolling interests	3.3	1.2	2.0
Net income attributable to Forestar Group Inc.	$33.0	$68.8	$50.3
Weighted Average Common Shares Outstanding:
Basic	42.0	41.9	42.1
Diluted	42.0	42.0	42.4
Net Income per Basic Share:
Continuing operations	$0.79	$1.64	$0.10
Discontinued operations	$—	$—	$1.09
Net income per basic share	$0.79	$1.64	$1.19
Net Income per Diluted Share:
Continuing operations	$0.79	$1.64	$0.10
Discontinued operations	$—	$—	$1.09
Net income per diluted share	$0.79	$1.64	$1.19

See accompanying notes to consolidated financial statements.

FORESTAR GROUP INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Non-controlling Interests	Total Equity
	(In millions, except share amounts)
Balances at December 31, 2016 (44,803,603 common shares; 3,187,253 treasury shares)	$44.8	$553.0	$12.6	$(49.8)	$1.5	$562.1
Net income	—	—	50.3	—	2.0	52.3
Settlement of equity awards	—	(12.8)	—	—	—	(12.8)
Issuances of common stock for vested share-settled units (decrease of 335,261 treasury shares)	—	(5.3)	—	5.3	—	—
Issuances from exercises of stock options, net of swaps (decrease of 63,195 treasury shares)	—	(0.4)	—	1.0	—	0.6
Shares withheld for taxes (increase of 75,870 treasury shares)	—	—	—	(1.0)	—	(1.0)
Retirement of treasury shares (decrease of 2,864,667 common shares and treasury shares)	(2.9)	(35.0)	(6.6)	44.5	—	—
Stock-based compensation expense	—	6.5	—	—	—	6.5
Distributions to noncontrolling interests	—	—	—	—	(2.1)	(2.1)
Balances at December 31, 2017 (41,938,936 common shares)	$41.9	$506.0	$56.3	$—	$1.4	$605.6
Net income	—	—	68.8	—	1.2	70.0
Issuances of common stock under employee benefit plans (467 common shares)	—	—	—	—	—	—
Stock-based compensation expense	—	0.3	—	—	—	0.3
Distributions to noncontrolling interests	—	—	—	—	(1.4)	(1.4)
Balances at September 30, 2018 (41,939,403 common shares)	$41.9	$506.3	$125.1	$—	$1.2	$674.5
Net income	—	—	33.0	—	3.3	36.3
Issuance of common stock (6,037,500 common shares)	6.0	94.7	—	—	—	100.7
Issuances of common stock under employee benefit plans (20,463 common shares)	0.1	(0.1)	—	—	—	—
Stock-based compensation expense	—	1.3	—	—	—	1.3
Distributions to noncontrolling interests	—	—	—	—	(3.9)	(3.9)
Balances at September 30, 2019 (47,997,366 common shares)	$48.0	$602.2	$158.1	$—	$0.6	$808.9

See accompanying notes to consolidated financial statements.

FORESTAR GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30, 2019	Nine Months Ended September 30, 2018	Year Ended December 31, 2017
	(In millions)
OPERATING ACTIVITIES
Consolidated net income	$36.3	$70.0	$52.3
Adjustments:
Depreciation and amortization	6.7	3.9	5.5
Deferred income taxes	9.5	(24.8)	(1.7)
Equity in earnings of unconsolidated ventures	(0.5)	(4.8)	(17.8)
Distributions of earnings of unconsolidated ventures	4.9	3.5	23.0
Stock-based compensation expense	1.3	0.3	6.6
Asset impairments	1.3	0.3	47.2
Loss on extinguishment of debt	—	—	0.6
Gain on sale of assets	(3.0)	(27.8)	(113.4)
Other	0.1	0.9	0.8
Changes in operating assets and liabilities:
Increase in real estate	(531.7)	(361.1)	(17.7)
Decrease (increase) in other assets	0.3	(1.6)	2.3
Increase (decrease) in accounts payable and other accrued liabilities	41.9	18.4	(7.8)
Increase in earnest money deposits on sales contracts	40.5	37.5	0.6
Decrease in income taxes receivable	1.2	2.3	4.2
Net cash used in operating activities	(391.2)	(283.0)	(15.3)
INVESTING ACTIVITIES
Property, equipment, software and other	(0.9)	(0.1)	(0.1)
Oil and gas properties and equipment	—	—	(2.4)
Investment in unconsolidated ventures	—	—	(4.5)
Return of investment in unconsolidated ventures	0.1	0.8	11.4
Proceeds from sale of assets	—	258.3	130.1
Net cash (used in) provided by investing activities	(0.8)	259.0	134.5
FINANCING ACTIVITIES
Issuance of common stock	100.7	—	—
Payments of debt	(85.0)	(0.5)	(10.0)
Additions to debt	435.0	0.2	3.0
Deferred financing fees	(6.9)	(2.3)	(0.3)
Distributions to noncontrolling interests, net	(3.9)	(1.4)	(2.1)
Settlement of equity awards	(0.1)	—	(13.1)
Net cash provided by (used in) financing activities	439.8	(4.0)	(22.5)
Net increase (decrease) in cash, cash equivalents and restricted cash	47.8	(28.0)	96.7
Cash, cash equivalents and restricted cash at beginning of period	335.0	363.0	266.3
Cash, cash equivalents and restricted cash at end of period	$382.8	$335.0	$363.0
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized	$—	$0.9	$3.3
Income taxes paid (refunded), net	$(1.7)	$(3.4)	$(2.7)

See accompanying notes to consolidated financial statements.

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) and include the accounts of Forestar Group Inc. (Forestar) and all of its 100% owned, majority-owned and controlled subsidiaries, which are collectively referred to as the Company unless the context otherwise requires. The Company accounts for its investment in other entities in which it has significant influence over operations and financial policies using the equity method. All intercompany accounts, transactions and balances have been eliminated in consolidation. Noncontrolling interests in consolidated pass-through entities are recognized before income taxes. The transactions included in net income in the consolidated statements of operations are the same as those that would be presented in comprehensive income. Thus, the Company's net income equates to comprehensive income.

The Company divested substantially all of its oil and gas working interest properties in 2016 and completed the sale of all oil and gas assets and related entities in 2017. As a result of selling the entities, the Company recognized a tax benefit of $46.0 million during fiscal 2017 that was recorded as income from discontinued operations. There was no activity related to these discontinued operations during the nine months ended September 30, 2018 or in fiscal 2019.

In October 2017, Forestar became a majority-owned subsidiary of D.R. Horton, Inc. (D.R. Horton) by virtue of a merger with a wholly-owned subsidiary of D.R. Horton (the Merger). Immediately following the Merger, D.R. Horton owned 75% of the Company's outstanding common stock. In connection with the Merger, the Company entered into certain agreements with D.R. Horton including a Stockholder’s Agreement, a Master Supply Agreement, and a Shared Services Agreement. D.R. Horton is considered a related party of Forestar under GAAP. At September 30, 2019, D.R. Horton owned approximately 66% of the Company's outstanding common stock.

Change in Fiscal Year

Following the Merger, the Company changed its fiscal year-end from December 31 to September 30, effective January 1, 2018. This change aligned Forestar's fiscal year-end reporting calendar with D.R. Horton. The Company's results of operations, cash flows, and all transactions impacting stockholders' equity presented in this Form 10-K are for the fiscal year ended September 30, 2019, the nine months ended September 30, 2018 and the fiscal year ended December 31, 2017 unless otherwise noted. This Form 10-K also includes an unaudited statement of operations for the comparable stub period of January 1, 2017 to September 30, 2017 (see Note 17 — Transition Period Comparative Data).

Changes in Presentation and Reclassifications

Certain items have been reclassified in the prior year financial statements to conform to the presentation and classifications used in the current year. Receivables, prepaid expenses, land purchase contract deposits, and intangible assets have been reclassified to other assets in the prior year consolidated balance sheet. Accrued employee compensation and benefits, accrued property taxes, accrued interest, other accrued expenses and other liabilities have been reclassified to accrued expenses and other liabilities in the prior year consolidated balance sheet. Other operating expense and general and administrative expense have been combined into one line item which is titled selling, general and administrative expense in the prior year consolidated statements of operations. In addition, certain items have been reclassified from selling, general and administrative expense to cost of sales in the prior year statements of operations to conform to classifications used in the current year. The Company has reclassified the change in earnest money deposits in the prior year statements of cash flows from change in accounts payable and other accrued liabilities to conform to the classifications used in the current year. The Company has reclassified real estate cost of sales, real estate development and acquisition expenditures and reimbursements from utility and improvement districts to change in real estate in the prior year statements of cash flows to conform to classifications used in the current year. The Company has reclassified proceeds from land and lot closings held for the Company’s benefit at title companies in the prior year consolidated balance sheet from receivables to cash and cash equivalents to conform to the classification used in the current year. These reclassifications had no effect on the Company's consolidated operating results, balance sheet or cash flows.

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

In connection with the Company's adoption of Accounting Standards Update (ASU) 2016-18 on October 1, 2018, restricted cash is included with cash and cash equivalents when reconciling beginning and ending cash amounts in the consolidated statements of cash flows. Prior period amounts have been reclassified to conform to the current year presentation, resulting in a decrease in cash provided by financing activities of $23.8 million in the nine months ended September 30, 2018 and a decrease in cash used in financing activities of $39.8 million in fiscal 2017.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Strategic Asset Sale

In February 2018, the Company entered into and closed on a Purchase and Sale Agreement with Starwood Land, L.P. (Starwood) to sell 24 legacy projects for $232.0 million which generated $217.5 million in net proceeds. This strategic asset sale included projects owned both directly and indirectly through ventures and consisted of approximately 750 developed and under development lots, over 4,000 future undeveloped lots, 730 unentitled acres in California, an interest in one multifamily operating property and a multifamily development site.

Adoption of New Accounting Standards

On October 1, 2018, the Company adopted Accounting Standards Codification 606, "Revenue from Contracts with Customers" (ASC 606), which is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services and satisfaction of performance obligations to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The Company applied the modified retrospective method to contracts that were not completed as of October 1, 2018. Results for the reporting period beginning on October 1, 2018 are presented under ASC 606, while prior period amounts were not adjusted and will continue to be reported under the previous accounting standards. Under ASC 606, the Company's performance obligations are typically satisfied at closing. However, there may be instances in which the Company has an unsatisfied remaining performance obligation at the time of closing. In these instances, the Company records contract liabilities and recognizes those revenues over time as the performance obligations are completed. Generally, the Company's unsatisfied remaining performance obligations are expected to have an original duration of less than one year. As of October 1, 2018, the Company established contract liabilities of $6.4 million related to its remaining unsatisfied performance obligations at the time of adoption of ASC 606. There was no impact to the amount or timing of revenues recognized as a result of applying ASC 606 during fiscal 2019, and there have not been significant changes to the Company’s business processes, systems, or internal controls as a result of implementing the standard.

A summary of items impacted as the result of adopting ASC 606 follows:

	As of September 30, 2019
	As Reported	Impact of Adoption	As Adjusted
	(In millions)
Real estate	$1,028.9	$2.1	$1,026.8
Contract liabilities	2.5	2.5	—
Deferred income	9.3	(0.4)	9.7

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

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

Revenue Recognition

Real estate revenue and related profit are generally recognized at the time of the closing of a sale, when title to and possession of the property are transferred to the buyer. The Company’s performance obligation, to deliver the agreed-upon land or lots, is generally satisfied at closing. However, there may be instances in which the Company has an unsatisfied remaining performance obligation at the time of closing. In these instances, the Company records contract liabilities and recognizes those revenues over time as the performance obligations are completed. Generally, the Company's unsatisfied remaining performance obligations are expected to have an original duration of less than one year.

Cash and Cash Equivalents

Cash and cash equivalents include cash, other short-term instruments with original maturities of three months or less and proceeds from land and lot closings held for the Company’s benefit at title companies.

Real Estate

Real estate includes the costs of direct land and lot acquisition, land development, capitalized interest, and direct overhead costs incurred during land development. All indirect overhead costs, such as compensation of management personnel and insurance costs are charged to selling, general and administrative expense as incurred.

Land and development costs are typically allocated to individual residential lots based on the relative sales value of the lot. Cost of sales includes applicable land and lot acquisition, land development and related costs (both incurred and estimated to be incurred) allocated to each residential lot in the project. Any changes to the estimated total development costs subsequent to the initial lot sales are generally allocated to the remaining lots.

The Company receives earnest money deposits from homebuilders for purchases of developed lots. These earnest money deposits are typically released to the homebuilders as lots are sold. Earnest money deposits from D.R. Horton of $88.7 million and $45.3 million at September 30, 2019 and 2018, respectively, are subject to mortgages which are secured by the real estate under contract with D.R. Horton. These mortgages expire when the earnest money is released to D.R. Horton as lots are sold. The Company had approximately 12,800 lots under contract to sell to D.R. Horton for a remaining purchase price of $953.8 million at September 30, 2019. The Company had approximately 5,500 lots under contract to sell to D.R. Horton for a remaining purchase price of $522.2 million at September 30, 2018.

The Company has agreements with certain utility or improvement districts to convey water, sewer and other infrastructure-related assets it has constructed in connection with projects within their jurisdiction and receive reimbursements for the cost of these improvements. The amount of reimbursements for these improvements are defined by the district and are based on the allowable costs of the improvements. The transfer is consummated and the Company generally receives payment when the districts have a sufficient tax base to support funding of their bonds. The cost incurred by the Company in constructing these improvements, net of the amount expected to be collected in the future, is included in real estate.

The Company reviews real estate assets held for use for impairment when events or circumstances indicate that their carrying value may not be recoverable. Impairment exists if the carrying amount of the asset is not recoverable from the undiscounted cash flows expected from its use and eventual disposition. The amount of the impairment loss is determined by comparing the carrying value of the asset to its estimated fair value, which is generally determined based on the present value of future cash flows expected from the sale of the asset. Real estate asset impairment charges were $0.8 million, $0.3 million and $3.4 million in fiscal 2019, the nine months ended September 30, 2018 and fiscal 2017, respectively, and are included in cost of sales in the consolidated statements of operations.

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Capitalized Interest

The Company capitalizes interest costs throughout the development period (active real estate). Capitalized interest is charged to cost of sales as the related real estate is sold to the buyer. During periods in which the Company’s active real estate is lower than its debt level, a portion of the interest incurred is reflected as interest expense in the period incurred. During fiscal 2019, the Company’s active real estate exceeded its debt level, and all interest incurred was capitalized to real estate.

The following table summarizes the Company’s interest costs incurred, capitalized and expensed for fiscal 2019 and the nine months ended September 30, 2018.

	Year Ended September 30, 2019	Nine Months Ended September 30, 2018
	(In millions)
Capitalized interest, beginning of period	$3.2	$0.5
Interest incurred	25.3	7.3
Interest expensed:
Directly to interest expense	—	(3.7)
Charged to cost of sales	(4.8)	(0.9)
Capitalized interest, end of period	$23.7	$3.2

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. The cost of significant additions and improvements are capitalized and the cost of repairs and maintenance is expensed as incurred. Depreciation generally is recorded using the straight-line method over the estimated useful life of the asset as follows:

	Estimated Useful Lives	September 30,
		2019	2018
		(In millions)
Buildings and building improvements	10 to 40 years	$0.9	$0.3
Property and equipment	2 to 10 years	3.4	3.1
Total property and equipment		4.3	3.4
Accumulated depreciation		(1.9)	(1.7)
Property and equipment, net		$2.4	$1.7

Depreciation expense was $0.3 million in fiscal 2019, $0.2 million in the nine months ended September 30, 2018 and $0.4 million in fiscal 2017.

Income Taxes

The Company’s income tax expense is calculated using the asset and liability method, under which deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement amounts of assets and liabilities and their respective tax bases and attributable to net operating losses and tax credit carryforwards. When assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of sufficient taxable income in future periods and in the jurisdictions in which those temporary differences become deductible. The Company records a valuation allowance when it determines it is more likely than not that a portion of the deferred tax assets will not be realized. The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on the Company’s consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation of the Company’s deferred tax assets and liabilities.

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Interest and penalties related to unrecognized tax benefits are recognized in the financial statements as a component of income tax expense. Significant judgment is required to evaluate uncertain tax positions. The Company evaluates its uncertain tax positions on a quarterly basis. The evaluations are based upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in increases or decreases in the Company’s income tax expense in the period in which the change is made.

Stock-Based Compensation

The Company’s stockholders formally authorize shares of its common stock to be available for future grants of stock-based compensation awards. From time to time, the Compensation Committee of the Company’s Board of Directors authorizes the grant of stock-based compensation to its employees and directors from these available shares. At September 30, 2019, the outstanding stock-based compensation awards consist of restricted stock units. Grants of restricted stock units vest over a certain number of years as determined by the Compensation Committee of the Board of Directors. Restricted stock units outstanding at September 30, 2019 have a remaining vesting period of 1 to 5 years.

The compensation expense for stock-based awards is based on the fair value of the award and is recognized on a straight-line basis over the remaining vesting period. The fair values of restricted stock units are based on the Company’s stock price at the date of grant.

Fair Value Measurements

The Financial Accounting Standards Board’s (FASB) authoritative guidance for fair value measurements establishes a three-level hierarchy based upon the inputs to the valuation model of an asset or liability. When available, the Company uses quoted market prices in active markets to determine fair value. Non-financial assets measured at fair value on a non-recurring basis principally include real estate assets which the Company reviews for indicators of impairment when events and circumstances indicate that the carrying value is not recoverable.

Discontinued Operations

The Company has divested all of its oil and gas working interest properties. As a result of this significant change in operations, the Company has reported the results of operations as discontinued operations for the fiscal year ended December 31, 2017. The consolidated statements of cash flows for 2017 reflect cash flows from both continuing and discontinued operations. There was no activity related to discontinued operations during fiscal year 2019 or the nine months ended September 30, 2018. See Note 6 — Discontinued Operations.

Pending Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner that is similar to today's accounting. This guidance also eliminates today's real estate-specific provisions for all entities. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The guidance is effective for the Company beginning October 1, 2019 and will not have a material impact on its consolidated financial position, results of operations or cash flows.

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 2 — Segment Information

Historically, the Company managed its operations through its real estate segment, mineral resources segment (previously referred to as oil and gas) and other segment (previously referred to as other natural resources). During the first quarter of fiscal 2019, the Company began managing its operations through one real estate segment. As such, the operating results of the Company's real estate segment are consistent with its consolidated operating results and no separate disclosure is required as of and for the fiscal year ended September 30, 2019. The Company's real estate segment is its core business and generated all of the Company’s revenues in fiscal 2019. The real estate segment primarily acquires land and develops infrastructure for single-family residential communities. The Company's real estate segment generates its revenues principally from sales of residential single-family finished lots to local, regional and national homebuilders.

The Company has other business activities which were presented in its other segment in prior periods. The assets and results of operations of these business activities are immaterial and are included within the Company's real estate segment in fiscal 2019.

Additionally, as of and for the fiscal year ended September 30, 2019, all assets and results of operations have been included in the real estate segment. In prior periods, certain costs and assets were not allocated to the Company’s segments. During the first quarter of fiscal 2019, the Company began evaluating the results of operations of its real estate segment based on income from continuing operations before income taxes. As a result, all of the Company’s results of operations have been allocated to the real estate segment for the fiscal year ended September 30, 2019. This change in the measure of segment profit (loss) was adopted prospectively and the prior period segment results have not been adjusted to conform to the current year. In prior periods, segment earnings (loss) consist of operating income, equity in earnings (loss) of unconsolidated ventures, gain on sales of assets, interest income and net income (loss) attributable to noncontrolling interests. Items not allocated to segments in prior periods consist of general and administrative expense, stock-based and long-term incentive compensation, gain on sale of timberland assets, interest expense, and other corporate interest and other income.

The accounting policies of the segments are the same as those described in Note 1 — Summary of Significant Accounting Policies. The Company's revenues are derived from its real estate operations and all of its assets are located in the U.S. In fiscal 2019, D.R. Horton accounted for $326.6 million of the Company's real estate revenues.

Total assets by segment at September 30, 2018 were as follows:

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

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Segment results for the nine months ended September 30, 2018 were as follows:

	Nine Months Ended September 30, 2018
	Real Estate	Other	Items Not Allocated	Consolidated
	(In millions)
Revenues	$78.3	$—	$—	$78.3
Cost of sales	48.9	0.6	—	49.5
Selling, general and administrative expense	7.1	0.3	12.0	19.4
Equity in earnings of unconsolidated ventures	(4.8)	—	—	(4.8)
Gain on sale of assets	(18.6)	(9.2)	—	(27.8)
Interest expense	—	—	3.7	3.7
Interest and other income	(1.8)	—	(4.6)	(6.4)
Income from continuing operations before taxes	$47.5	$8.3	$(11.1)	$44.7
Net income attributable to noncontrolling interests	1.2	—	—	1.2
Income from continuing operations before taxes attributable to Forestar Group Inc.	$46.3	$8.3	$(11.1)	$43.5

Gain on sale of assets within the Company's real estate segment in the nine months ended September 30, 2018 consists primarily of a gain of $14.6 million related to the sale of its interest in a multifamily venture near Denver.

In the nine months ended September 30, 2018, the Company's other segment sold non-core water interests in Texas, Louisiana, Georgia and Alabama for $10.5 million, which generated a gain on sale of assets of $9.2 million.

Segment results for the fiscal year ended December 31, 2017 were as follows:

	Year Ended December 31, 2017
	Real Estate	Mineral Resources	Other	Items Not Allocated	Consolidated
	(In millions)
Revenues	$112.7	$1.5	$0.1	$—	$114.3
Cost of sales	67.8	38.3	6.5	—	112.6
Selling, general and administrative expense	15.9	1.4	0.4	57.6	75.3
Equity in earnings of unconsolidated ventures	(16.4)	(1.4)	—	—	(17.8)
Gain on sale of assets	(1.9)	(82.4)	(0.4)	(28.7)	(113.4)
Interest expense	—	—	—	8.5	8.5
Loss on extinguishment of debt	—	—	—	0.6	0.6
Interest and other income	(2.0)	—	—	(1.6)	(3.6)
Income (loss) from continuing operations before taxes	$49.3	$45.6	$(6.4)	$(36.4)	$52.1
Net income attributable to noncontrolling interests	2.0	—	—	—	2.0
Income (loss) from continuing operations before taxes attributable to Forestar Group Inc.	$47.3	$45.6	$(6.4)	$(36.4)	$50.1

In fiscal 2017, the Company's mineral resources segment sold its remaining owned mineral assets for approximately $85.7 million, which generated gains of $82.4 million. These gains were partially offset by a $37.9 million impairment charge associated with the mineral resources reporting unit goodwill which is included in cost of sales in the consolidated statement of operations.

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

In fiscal 2017, cost of sales in the Company's other segment includes impairment charges of $5.8 million primarily related to the Company's central Texas water assets.

Items not allocated to segments consist of:

	Nine Months Ended September 30, 2018	Year Ended December 31, 2017
	(In millions)
Selling, general and administrative expense	$11.5	$50.4
Stock-based and long-term incentive compensation expense	0.5	7.2
Gain on sale of assets	—	(28.7)
Interest expense	3.7	8.5
Loss on extinguishment of debt	—	0.6
Interest and other income	(4.6)	(1.6)
	$11.1	$36.4

Selling, general and administrative expense in fiscal 2017 includes Merger related transaction costs of $37.2 million which included a Merger termination fee of $20.0 million paid to Starwood Capital Group, $11.8 million in professional fees and other costs, and $5.4 million in executive severance and change in control costs.

Note 3 — Real Estate

Real estate consists of:

	September 30,
	2019	2018
	(In millions)
Developed and under development projects	$1,011.8	$463.1
Undeveloped land	17.1	34.9
	$1,028.9	$498.0

In fiscal 2019, the Company invested $559.4 million for the acquisition of residential real estate and $290.3 million for the development of residential real estate. At September 30, 2019 and 2018, undeveloped land primarily consists of undeveloped land which the Company has the contractual right to sell to D.R. Horton within approximately one year of its purchase or, if D.R. Horton elects, at an earlier date, at a sales price equal to the carrying value of the land at the time of sale plus additional consideration which ranges from 12% to 16% per annum. In fiscal 2019, the Company sold approximately 63 acres of undeveloped land to a third party for approximately $44.2 million. In conjunction with the sale, the Company paid D.R. Horton a fee of approximately $2.1 million to terminate an existing purchase and sale agreement whereby D.R. Horton had the option to purchase the property at a fixed price. This termination fee is included in cost of sales in the Company's consolidated statements of operations.

In February 2018, the Company sold a portion of its assets to Starwood for $232.0 million. This strategic asset sale included projects owned both directly and indirectly through ventures. The total net proceeds after certain purchase price adjustments, closing costs and other costs associated with selling these projects was $217.5 million, and a gain on the sale of these assets of $0.7 million is included in the Company’s consolidated statement of operations for the nine months ended September 30, 2018.

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 4—Revenues

On October 1, 2018, the Company adopted Accounting Standards Codification 606, "Revenue from Contracts with Customers" (ASC 606), which is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services and satisfaction of performance obligations to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The Company applied the modified retrospective method to contracts that were not completed as of October 1, 2018. Results for the reporting period beginning on October 1, 2018 are presented under ASC 606, while prior period amounts were not adjusted and will continue to be reported under the previous accounting standards. Under ASC 606 the Company's performance obligations are typically satisfied at closing. However, there may be instances in which the Company has an unsatisfied remaining performance obligation at the time of closing. In these instances, the Company records contract liabilities and recognizes those revenues over time as the performance obligations are completed. Generally, the Company's unsatisfied remaining performance obligations are expected to have an original duration of less than one year. As of October 1, 2018, the Company established contract liabilities of $6.4 million related to its remaining unsatisfied performance obligations at the time of adoption of ASC 606. There was no impact to the amount or timing of revenues recognized during fiscal 2019 as a result of applying ASC 606. At September 30, 2019, the Company had contract liabilities of $2.5 million related to its remaining unsatisfied performance obligations.

Revenues consist of:

	Year Ended September 30, 2019	Nine Months Ended September 30, 2018	Year Ended December 31, 2017
	(In millions)
Residential lot sales	$351.7	$72.0	$83.9
Residential tract sales	55.8	3.6	14.6
Commercial tract sales	18.5	2.0	13.0
Other	2.3	0.7	2.8
	$428.3	$78.3	$114.3

Note 5 — Investment in Unconsolidated Ventures

In the past, the Company has participated in real estate ventures for the purpose of acquiring and developing residential, multifamily and mixed-use communities in which it may or may not have a controlling financial interest. GAAP requires consolidation of variable interest entities (VIEs) in which an enterprise has a controlling financial interest and is the primary beneficiary. A controlling financial interest will have both of the following characteristics: (a) the power to direct the VIE activities that most significantly impact economic performance and (b) the obligation to absorb the VIE losses and right to receive benefits that are significant to the VIE. The Company examines specific criteria and uses judgment when determining whether a venture is a VIE and whether it is the primary beneficiary. The Company performs this review initially at the time it enters into venture agreements and reassesses upon reconsideration events.

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

At September 30, 2019, the Company had ownership interests in four ventures that it accounted for using the equity method. Combined summarized balance sheet and income statement information for these unconsolidated ventures follows:

	September 30,
	2019	2018
	(In millions)
Assets:
Cash and cash equivalents	$1.6	$10.2
Real estate	13.6	17.2
Other assets	0.1	0.1
Total assets	$15.3	$27.5
Liabilities and Equity:
Accounts payable and other liabilities	$0.3	$0.6
Equity	15.0	26.9
Total liabilities and equity	$15.3	$27.5

Forestar's investment in unconsolidated ventures	$7.3	$11.7

	Year Ended September 30, 2019	Nine Months Ended September 30, 2018	Year Ended December 31, 2017
	(In millions)
Revenues	$1.9	$22.2	$65.7
Earnings	$1.3	$15.1	$39.2
Forestar's equity in earnings of unconsolidated ventures	$0.5	$4.8	$17.8

During fiscal 2019 and the nine months ended September 30, 2018, the Company made no further investments in these ventures and received $5.0 million and $4.3 million, respectively, in distributions. Distributions include both return of investments and distributions of earnings.

In the nine months ended September 30, 2018, the Company's equity in earnings from one of its unconsolidated ventures in which it owns a 37.5% interest, LM Land Holdings, LP, accounted for over 10% of the Company's consolidated pre-tax income. At September 30, 2018, LM Land Holdings, LP had $21.6 million in venture assets, $0.4 million in accounts payable and other liabilities, and $21.2 million in venture equity on its balance sheet. At September 30, 2018, the Company's investment in this venture was $8.9 million. In the nine months ended September 30, 2018, LM Land Holdings, LP recognized $17.4 million of revenues and generated $18.1 million in earnings, which includes $5.7 million of earnings related to the recognition of a deferred gain. The Company's share of these earnings was $6.4 million.

In the nine months ended September 30, 2018, the Company sold its ownership interest in eight of its unconsolidated ventures to Starwood as part of a strategic asset sale (See Note 3—Real Estate). In the nine months ended September 30, 2018, the Company also sold its interest in a residential venture in Atlanta, generating $11.0 million in net proceeds and a gain of $2.0 million. The Company also sold its interest in a multifamily venture near Denver, generating $19.2 million in net proceeds and a gain of $14.6 million.

In the nine months ended September 30, 2018, a venture in which the Company owns a 50% interest recognized a non-cash impairment charge of $3.0 million associated with a golf course near Atlanta. The Company's share of this non-cash impairment charge is included within equity in earnings of unconsolidated ventures in its consolidated statements of operations.

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

In fiscal 2017, a multifamily venture in which the Company owned a 30% interest sold a 320-unit multifamily project in Nashville for $71.8 million and recognized a gain of $19.0 million. The Company's share of earnings was $7.8 million and it received a distribution of $12.0 million as a result of this sale.

In fiscal 2017, a venture in which the Company owned a 50% interest benefited from the sale of 46 commercial acres in Houston for $9.7 million generating $6.6 million in earnings to the venture. The Company's pro-rata share of the earnings associated with this sale was $3.3 million and its pro-rata share of the total distributable cash was $4.3 million.

Note 6 — Discontinued Operations
The Company has divested all of its oil and gas working interest properties. As a result of this significant change in operations, the Company has reported the results of operations as discontinued operations for the year ended December 31, 2017. There was no activity related to these operations in fiscal 2019 or the nine months ended September 30, 2018.

Summarized results from discontinued operations were as follows:

Year Ended December 31, 2017
(In millions)
Revenues	$—
Cost of sales	—
Selling, general and administrative expense	(0.2)
Income from discontinued operations before income taxes	$0.2
Loss on sale of assets before income taxes	0.2
Income tax benefit	46.0
Income from discontinued operations, net of taxes	$46.0

In 2017, the Company sold all common stock of Forestar Petroleum Corporation for $0.1 million, which completed the sale of all of its oil and gas assets and related entities. This transaction resulted in a significant tax loss, and the corresponding tax benefit is reported in discontinued operations in 2017.

Operating activities and investing activities of discontinued operations included in the consolidated statements of cash flows were as follows:

Year Ended December 31, 2017
(In millions)
Operating activities:
Decrease in accounts payable and other accrued liabilities	$(3.0)
Loss on sale of assets	0.2
$(2.8)

Investing activities:
Proceeds from sale of assets	$0.2

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 7 — Other Assets, Accrued Expenses and Other Liabilities

The Company's other assets at September 30, 2019 and 2018 were as follows:

	September 30,
	2019	2018
	(In millions)
Receivables, net	$1.1	$2.7
Prepaid expenses	3.4	3.1
Land purchase contract deposits	5.1	4.1
Intangible assets	—	0.5
Other assets	4.1	5.0
	$13.7	$15.4

The Company's accrued expenses and other liabilities at September 30, 2019 and 2018 were as follows:

	September 30,
	2019	2018
	(In millions)
Accrued employee compensation and benefits	$5.6	$6.7
Accrued property taxes	2.1	1.7
Accrued interest	13.5	0.4
Contract liabilities	2.5	—
Deferred income	9.3	11.6
Accrued development costs	35.4	17.6
Other accrued expenses	8.4	9.6
Other liabilities	2.8	2.0
	$79.6	$49.6

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 8 — Debt

The Company's notes payable at their principal amounts, net of unamortized discounts and debt issuance costs, consist of the following:

	September 30,
	2019	2018
	(In millions)
Unsecured:
3.75% convertible senior notes due 2020	$116.7	$111.7
8.0% senior notes due 2024	343.8	—
Revolving credit facility	—	—
	$460.5	$111.7

Bank Credit Facility

The Company has a $380 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $570 million, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the revolving credit commitment. Letters of credit issued under the facility reduce the available borrowing capacity. At September 30, 2019, there were no borrowings outstanding and $29.7 million of letters of credit issued under the revolving credit facility. Borrowings under the revolving credit facility are subject to a borrowing base based on the book value of the Company's real estate assets and unrestricted cash. At September 30, 2019, the borrowing base limited the available capacity under the revolving credit facility to $339.6 million. Borrowings and repayments under the facility totaled $85 million each during fiscal 2019.

In October 2019, the revolving credit facility was amended to extend its maturity date from August 16, 2021 to October 2, 2022. The maturity date may be extended by up to one year on up to two additional occasions, subject to the approval of lenders holding a majority of the commitments.

The revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require a minimum level of tangible net worth, a minimum level of liquidity, and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At September 30, 2019, the Company was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility.

3.75% Convertible Senior Notes due 2020

At September 30, 2019, the principal amount of the 3.75% convertible senior notes due March 2020 was $118.9 million and the unamortized debt discount was $2.0 million. The effective interest rate on the liability component was 8.0% and the carrying amount of the equity component was $16.8 million. The Company intends to settle the principal amount of these notes in cash in 2020, with any excess conversion value to be settled in shares of its common stock. At September 30, 2019 and 2018, the Company had $0.2 million and $0.7 million in unamortized deferred financing fees that were deducted from the carrying value of these notes.

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

8.0% Senior Notes due 2024

In April 2019, the Company issued $350 million principal amount of 8.0% senior notes pursuant to Rule 144A and Regulation S under the Securities Act. The notes mature April 15, 2024, with interest payable semi-annually and represent senior unsecured obligations that rank equally in right of payment to all existing and future senior unsecured indebtedness. The notes may be redeemed prior to maturity, subject to certain limitations and premiums defined in the indenture agreement. The notes are guaranteed by each of the Company's subsidiaries to the extent such subsidiaries guarantee the Company's revolving credit facility. At September 30, 2019, the Company had $6.2 million in unamortized deferred financing fees that were deducted from the carrying value of these notes. The annual effective interest rate of the notes after giving effect to the amortization of financing costs is 8.5%.

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

At September 30, 2019, the Company was in compliance with all of the limitations and restrictions associated with its senior note obligations.

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 9 — Fair Value Measurements

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

For the financial assets and liabilities that the Company does not reflect at fair value, the following tables present both their respective carrying value and fair value at September 30, 2019 and 2018.

		Fair Value at September 30, 2019
	Carrying Value	Level 1	Level 2	Level 3	Total
	(in millions)
Cash and cash equivalents (a)	$382.8	$382.8	$—	$—	$382.8
Debt (b)	460.5	—	497.3	—	497.3

		Fair Value at September 30, 2018
	Carrying Value	Level 1	Level 2	Level 3	Total
	(in millions)
Cash and cash equivalents (a)	$318.8	$318.8	$—	$—	$318.8
Restricted cash (a)	16.2	16.2	—	—	16.2
Debt (b)	112.4	—	113.2	—	113.2
 _____________________

(a)	The fair values of cash, cash equivalents and restricted cash approximate their carrying values due to their short-term nature and are classified as Level 1 within the fair value hierarchy.

(b)
At September 30, 2019 and 2018, debt consisted of the Company's senior and convertible senior notes. The fair value of the senior notes is determined based on quoted prices, which is classified as Level 2 within the fair value hierarchy.

Non-financial assets measured at fair value on a non-recurring basis principally include real estate assets which the Company reviews for indicators of potential impairment and performs impairment evaluations when necessary. Real estate impairment charges are included in cost of sales in the Company's consolidated statements of operations.

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 10 — Earnings per Share

The computations of basic and diluted earnings per share are as follows:

	Year Ended September 30, 2019	Nine Months Ended September 30, 2018	Year Ended December 31, 2017
	(In millions, except share data)
Numerator:
Continuing operations
Net income from continuing operations attributable to Forestar Group Inc.	$33.0	$68.8	$4.3

Discontinued operations
Net income from discontinued operations available for diluted earnings per share	$—	$—	$46.0

Denominator:
Weighted average common shares outstanding — basic	41,974,429	41,938,987	42,142,690
Dilutive effect of stock-based compensation	30,712	30,069	238,333
Total weighted average shares outstanding — diluted	42,005,141	41,969,056	42,381,023
Anti-dilutive awards excluded from diluted weighted average shares	—	—	1,093,394

The Company intends to settle the principal amount of its convertible senior notes in cash with any excess conversion value to be settled in shares of its common stock. Therefore, only the amount in excess of the par value of the notes will be included in the calculation of diluted net income per share using the treasury stock method. As such, the notes have no impact on diluted net income per share until the price of the Company's common stock exceeds the conversion price of the notes of $51.42. The price of the Company's common stock did not exceed the conversion price in any of the periods presented.

Note 11 — Income Taxes

Income tax expense from continuing operations consists of:

	Year Ended September 30, 2019	Nine Months Ended September 30, 2018	Year Ended December 31, 2017
	(In millions)
Current tax expense (benefit):
U.S. Federal	$(0.3)	$(0.5)	$44.2
State and other	0.3	—	3.4
	—	(0.5)	47.6
Deferred tax expense (benefit):
U.S. Federal	9.1	(23.5)	(1.7)
State and other	0.3	(1.3)	(0.1)
	9.4	(24.8)	(1.8)
Income tax expense (benefit)	$9.4	$(25.3)	$45.8

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

A reconciliation of the federal statutory rate to the Company's effective income tax rate from continuing operations follows:

	Year Ended September 30, 2019	Nine Months Ended September 30, 2018	Year Ended December 31, 2017
Federal statutory rate (benefit)	21%	21%	35%
State, net of federal benefit	1	4	3
Valuation allowance	—	(81)	(42)
Tax rate change due to new tax act	—	—	40
Noncontrolling interests	(1)	(1)	(1)
Stock based compensation	—	—	11
Goodwill	—	—	25
Merger costs	—	—	18
Other	—	—	(1)
Effective tax rate	21%	(57)%	88%

The effective tax rate for all years includes an expense for state income taxes and non-deductible expenses, reduced by a tax benefit related to noncontrolling interests. The Company's effective tax rate for the nine months ended September 30, 2018 also includes a benefit for the release of its federal valuation allowance and a portion of its state valuation allowance associated with its deferred tax assets. The Company's effective tax rate for 2017 includes an expense for non-deductible goodwill related to the sale of its owned mineral interests and non-deductible transaction costs related to its merger with D.R. Horton. Other differences, including the remeasurement of the Company's deferred tax assets and liabilities as a result of the Tax Cuts and Jobs Act (Tax Act), are fully offset by a change in its valuation allowance.

Significant components of deferred taxes are:

	September 30, 2019	September 30, 2018
	(In millions)
Deferred Tax Assets:
Real estate	$10.2	$11.0
Employee benefits	1.5	1.5
Net operating loss carryforwards	15.1	17.7
AMT credits	0.6	1.2
Accruals not deductible until paid	0.2	0.4
Gross deferred tax assets	27.6	31.8
Valuation allowance	(3.3)	(3.4)
Deferred tax asset net of valuation allowance	24.3	28.4
Deferred Tax Liabilities:
Deferral of profit on lot sales	(6.4)	—
Convertible debt	(0.5)	(1.5)
Gross deferred tax liabilities	(6.9)	(1.5)
Net Deferred Tax Asset	$17.4	$26.9

In October 2017, D.R. Horton acquired 75% of the Company's common stock resulting in an ownership change under Section 382 of the Internal Revenue Code. Section 382 limits the Company's ability to use certain tax attributes and built-in losses and deductions in a given year. Any tax attributes or built-in losses and deductions that were limited in 2018 or 2019 are expected to be fully utilized in future years with the exception of some state net operating loss (NOL) carryforwards.

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

At September 30, 2019, the Company had tax benefits of $11.4 million related to federal NOL carryforwards, none of which have an expiration date. At September 30, 2019, the Company had tax benefits of $3.7 million related to state NOL carryforwards, of which $3.3 million will expire between 2030 and 2038 while the remaining $0.4 million does not have an expiration date.

At September 30, 2019 and 2018, the Company has provided a valuation allowance for its deferred tax asset of $3.3 million and $3.4 million for the portion of the deferred tax assets that the Company has determined is more likely than not to be unrealizable. The valuation allowance was recorded because it is more likely than not that a portion of the Company's state deferred tax assets, primarily NOL carryforwards, will not be realized because the Company is no longer operating in some states or the NOL carryforward periods are too brief to realize the related deferred tax asset. The Company will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance on its deferred tax assets. Any reversal of the valuation allowance in future periods will impact the effective tax rate.

The Company entered into a Tax Sharing Agreement with D.R. Horton. The Tax Sharing Agreement sets forth an equitable method for reimbursements of tax liabilities or benefits between the Company and D.R. Horton related to state and local income, margin or franchise tax returns that are filed on a unitary basis with D.R. Horton. In accordance with the tax sharing agreement, D.R. Horton reimbursed the Company $0.4 million in fiscal 2019 for its tax benefit generated in the nine months ended September 30, 2018.

The Company files income tax returns in the U.S. and in various state jurisdictions. The federal statute of limitations for tax years prior to 2017 is effectively closed and the statute of limitations in major state jurisdictions for tax years prior to 2015 is closed. The Internal Revenue Service (IRS) recently completed an audit of the Company's 2016 tax year with no changes. The Company is not currently being audited by the IRS or any state jurisdictions.

A reconciliation of the beginning and ending amount of tax benefits not recognized for book purposes is as follows:

	Year Ended September 30, 2019	Nine Months Ended September 30, 2018	Year Ended December 31, 2017
	(In millions)
Balance at beginning of year	$1.6	$1.1	$2.5
Increases (decreases) for dispositions and other	—	0.5	(1.4)
Balance at end of year	$1.6	$1.6	$1.1

If the total amount of unrecognized tax benefits was recognized at September 30, 2019, it would result in a $1.6 million tax benefit.

The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. In fiscal years 2019, 2018 and 2017, no significant interest related to unrecognized tax benefits was recognized. At September 30, 2019, September 30, 2018 and December 31, 2017, there were no significant accrued interest or penalties.

Note 12 — Stockholders' Equity

The Company has an effective shelf registration statement filed with the Securities and Exchange Commission (SEC) on September 24, 2018, which became effective on October 4, 2018, registering $500 million of equity securities.

On September 30, 2019, the Company issued 6.0 million shares of its common stock for $17.50 per share in a public underwritten offering. Net proceeds from this offering after deducting underwriting discounts and commissions and other expenses were $100.7 million. As a result of the issuance, D.R. Horton's ownership of the Company's outstanding common shares decreased from 75% to approximately 66%. Following the offering, $394.3 million remains available for issuance under the shelf registration statement.

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 13 — Employee Benefit Plans

Retirement Plans

The Company has a 401(k) plan for all employees who have been with the Company for a period of six months or more. The Company matches portions of employees’ voluntary contributions. Additional employer contributions in the form of profit sharing may also be made at the Company’s discretion. The Company recorded expense of $0.2 million in fiscal 2019, $0.1 million in the nine months ended September 30, 2018 and $0.7 million in fiscal 2017 for matching contributions.

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

The Company granted time-based RSUs during fiscal 2019 and in the nine months ended September 30, 2018. The time-based RSUs vest annually in equal installments over periods of three to five years and have no voting rights until vested. The following table provides additional information related to time-based RSU activity during fiscal 2019 and in the nine months ended September 30, 2018.

	Year Ended September 30, 2019		Nine Months Ended September 30, 2018
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value

Outstanding at beginning of period	86,500	$18.09	85,994	$17.54
Granted	149,400	20.24	12,000	22.35
Vested	(23,740)	18.03	(500)	18.40
Cancelled	(11,200)	18.39	(10,994)	18.40
Outstanding at end of period	200,960	$19.68	86,500	$18.09

The total fair value of shares vested on the vesting date during fiscal 2019, the nine months ended September 30, 2018 and fiscal 2017 was $0.4 million, $0.0 million and $14.9 million, respectively. For fiscal 2019, the nine months ended September 30, 2018, and fiscal 2017, compensation expense related to time-based RSUs was $1.3 million, $0.3 million and $5.0 million respectively, and fiscal 2019 includes $0.6 million of stock based compensation expense related to employees that were retirement eligible on the date of grant. These expenses are included in selling, general and administrative expense in the Company's consolidated statements of operations. At September 30, 2019, there was $2.6 million of unrecognized compensation expense related to unvested time-based RSU awards. This expense is expected to be recognized over a weighted average period of 2.3 years.

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 14 — Commitments and Contingencies

Contractual Obligations and Off-Balance Sheet Arrangements

In support of the Company's residential lot development business, it issues letters of credit under the revolving credit facility and it has a surety bond program that provides financial assurance to beneficiaries related to the execution and performance of certain development obligations. At September 30, 2019, the Company had outstanding letters of credit of $29.7 million under the revolving credit facility and surety bonds of $158.8 million, issued by third parties to secure performance under various contracts. The Company expects that its performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When the Company completes its performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving the Company with no continuing obligations. The Company has no material third-party guarantees.

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

Other Commitments

The Company leases facilities and equipment under non-cancelable long-term operating lease agreements. In addition, the Company has various obligations under other office space and equipment leases of less than one year. Rent expense for facilities and equipment was $0.7 million in fiscal 2019, $0.6 million in the nine months ended September 30, 2018 and $2.1 million in fiscal 2017. Future minimum rental commitments, by fiscal year, under non-cancelable operating leases having an initial or remaining term in excess of one year are: 2020 — $0.7 million; 2021 — $0.6 million; 2022 — $0.5 million; 2023 — $0.4 million; 2024 — $0.3 million; and thereafter —$0.0 million.

Note 15 —Related Party Transactions

In October 2017, the Company entered into a Shared Services Agreement with D.R. Horton whereby D.R. Horton provides the Company with certain administrative, compliance, operational and procurement services. During fiscal 2019 and the nine months ended September 30, 2018, the Company paid D.R. Horton $2.1 million and $0.9 million for these shared services and $1.4 million and $0.9 million for the cost of health insurance and other employee benefits. These expenses are included in selling, general and administrative expense in the consolidated statements of operations.

The Company entered into a Tax Sharing Agreement with D.R. Horton. The Tax Sharing Agreement sets forth an equitable method for reimbursements of tax liabilities or benefits between the Company and D.R. Horton related to state and local income, margin or franchise tax returns that are filed on a unitary basis with D.R. Horton. In accordance with the tax sharing agreement, D.R. Horton reimbursed the Company $0.4 million in fiscal 2019 for its tax benefit generated in the nine months ended September 30, 2018.

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Under the terms of the Master Supply Agreement with D.R. Horton, both companies identify land development opportunities to expand Forestar's portfolio of assets. At September 30, 2019 and 2018, the Company owned or controlled through option purchase contracts approximately 38,300 and 20,100 residential lots, of which D.R. Horton had the following involvement.

	September 30,
	2019	2018
	(Dollars in millions)
Residential lots under contract to sell to D.R. Horton	12,800	5,500
Residential lots subject to right of first offer with D.R. Horton	10,600	8,100
Earnest money deposits from D.R. Horton for lots under contract	$88.7	$45.3
Remaining purchase price of lots under contract with D.R. Horton	$953.8	$522.2

During fiscal 2019, the nine months ended September 30, 2018 and fiscal 2017, the Company's residential lot sales totaled 4,132, 1,024 and 937, and lot sales revenues were $351.7 million, $72.0 million and $83.9 million. Lot and land sales to D.R. Horton during those periods were as follows.

	Year Ended September 30, 2019	Nine Months Ended September 30, 2018	Year Ended December 31, 2017
	(Dollars in millions)
Residential single-family lots sold to D.R. Horton	3,728	642	26
Residential lot sales revenues from sales to D.R. Horton	$311.7	$43.6	$1.2
Residential tract acres sold to D.R. Horton	290	79	96
Residential tract sales revenues from sales to D.R. Horton	$10.9	$2.0	$4.0

In addition, the net impact of the change in contract liabilities or revenue deferrals increased revenues on lot sales to D.R. Horton by $4.0 million in fiscal 2019 and decreased revenues by $6.4 million in the nine months ended September 30, 2018. During the nine months ended September 30, 2018, a venture in which the Company owns a 37.5% interest sold 40 residential tract acres to D.R. Horton for $7.8 million. The Company's share of these earnings was $2.5 million, which is included in equity in earnings of unconsolidated ventures in its consolidated statements of operations.

During fiscal 2019 and the nine months ended September 30, 2018, the Company reimbursed D.R. Horton approximately $34.5 million and $21.2 million for previously paid earnest money and $13.1 million and $15.2 million for pre-acquisition and other due diligence and development costs related to land purchase contracts whereby D.R. Horton assigned its rights under these land purchase contracts to the Company.

During fiscal 2019 and the nine months ended September 30, 2018, the Company paid D.R. Horton $2.4 million and $0.6 million for land development services. These amounts are included in cost of sales in the Company’s consolidated statements of operations.

At September 30, 2019 and 2018, undeveloped land was $17.1 million and $34.9 million. Undeveloped land primarily consists of undeveloped land which the Company has the contractual right to sell to D.R. Horton within approximately one year of its purchase or, if D.R. Horton elects, at an earlier date, at a sales price equal to the carrying value of the land at the time of sale plus additional consideration which ranges from 12% to 16% per annum. In fiscal 2019, the Company sold approximately 63 acres of undeveloped land to a third party for approximately $44.2 million. In conjunction with the sale, the Company paid D.R. Horton a fee of approximately $2.1 million to terminate an existing purchase and sale agreement whereby D.R. Horton had the option to purchase the property at a fixed price. This termination fee is included in cost of sales in the Company's consolidated statements of operations.

At September 30, 2019 and 2018, accrued expenses and other liabilities on the Company's consolidated balance sheets included $2.2 million and $3.3 million owed to D.R. Horton for any accrued and unpaid shared service charges, land purchase contract deposits and due diligence and other development cost reimbursements.

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 16 — Quarterly Results of Operations (Unaudited)

Consolidated quarterly results of operations for fiscal year 2019 and the nine months ended September 30, 2018 were (in millions, except per share amounts):

	Three Months Ended December 31, 2018	Three Months Ended March 31, 2019	Three Months Ended June 30, 2019	Three Months Ended September 30, 2019
2019
Total revenues	$38.5	$65.3	$88.2	$236.3
Income before income taxes	4.9	16.4	8.4	16.0
Income tax expense	1.0	3.6	1.5	3.4
Net income	3.9	12.8	6.9	12.6
Net income (loss) attributable to noncontrolling interests	0.6	2.7	—	(0.1)
Net income attributable to Forestar Group Inc.	3.3	10.1	6.9	12.7

Net income per share — basic	$0.08	$0.24	$0.16	$0.30
Net income per share — diluted	$0.08	$0.24	$0.16	$0.30

		Three Months Ended March 31, 2018	Three Months Ended June 30, 2018	Three Months Ended September 30, 2018
2018
Total revenues		$22.6	$23.6	$32.2
Income before income taxes		4.7	10.4	29.6
Income tax expense (benefit)		0.1	0.1	(25.6)
Net income		4.6	10.3	55.2
Net income attributable to noncontrolling interests		0.1	0.9	0.3
Net income attributable to Forestar Group Inc.		4.5	9.4	54.9

Net income per share — basic		$0.11	$0.22	$1.31
Net income per share — diluted		$0.11	$0.22	$1.31

The income tax benefit in the three months ended September 30, 2018 was due to a reduction in the Company's valuation allowance on its deferred tax assets during the quarter.

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 17— Transition Period Comparative Data

The following table presents certain financial information for the nine months ended September 30, 2018 and 2017 (in millions, except per share amounts).

	For the Nine Months Ended September 30,
	2018	2017
		(Unaudited)
Revenues	$78.3	$83.5
Cost of sales	49.5	90.1
Selling, general and administrative expense	19.4	51.2
Equity in earnings of unconsolidated ventures	(4.8)	(10.9)
Gain on sale of assets	(27.8)	(113.4)
Interest expense	3.7	6.4
Interest and other income	(6.4)	(2.4)
Income from continuing operations before taxes	44.7	62.5
Income tax (benefit) expense	(25.3)	33.4
Net income from continuing operations	70.0	29.1
Income from discontinued operations, net of taxes	—	38.8
Net income	70.0	67.9
Net income attributable to noncontrolling interests	1.2	0.1
Net income attributable to Forestar Group Inc.	$68.8	$67.8
Weighted Average Common Shares Outstanding:
Basic	41.9	42.2
Diluted	42.0	42.5
Net Income per Basic Share:
Continuing operations	$1.64	$0.69
Discontinued operations	$—	$0.92
Net income per basic share	$1.64	$1.61
Net Income per Diluted Share:
Continuing operations	$1.64	$0.68
Discontinued operations	$—	$0.91
Net income per diluted share	$1.64	$1.59

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.

(a) Disclosure controls and procedures

Our management, with the participation of the Chief Executive Officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and principal financial officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Internal control over financial reporting

Management’s report on internal control over financial reporting and the report of our independent registered public accounting firm are included in Part II, Item 8 of this Annual Report on Form 10-K.

(c) Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is set forth under the captions “Election of Directors,” “Delinquent Section 16(a) Reports” and “Board Matters” in our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

The information required by this item is set forth under the captions “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is set forth under the captions “Securities Authorized for Issuance under Equity Compensation Plans” and “Voting Securities and Principal Stockholders” in our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is set forth under the captions “Certain Relationships and Related Party Transactions” and “Board Matters” in our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services.

The information required by this item is set forth under the caption “Proposal to Ratify the Selection of Ernst & Young as our Independent Registered Public Accounting Firm” in our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders.

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

4.6*	Description of Securities.
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

10.11†	Forestar Real Estate Group Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 of Amendment No. 5 to the Company’s Form 10 filed with the Commission on December 10, 2007).
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

10.15†	Forestar Group Inc. 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 9, 2018).
10.16†
Form of Restricted Stock Unit Agreement (Employees) pursuant to Forestar Group Inc.’s 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 9, 2018).

10.17
Credit Agreement, dated August 16, 2018, among Forestar Group Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on August 17, 2018).

10.18
First Amendment to Letter of Credit Facility Agreement, dated August 16, 2018, among Forestar (USA) Real Estate Group Inc., KeyBank National Association and Synovus Bank (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on August 17, 2018).

10.19†
Form of Restricted Stock Unit Award Agreement (Employee) pursuant to the Company's 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on July 30, 2019).

10.20†
Form of Restricted Stock Unit Award Agreement (Director) pursuant to the Company's 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on July 30, 2019).

10.21
Amendment No. 1 to Credit Agreement, dated October 2, 2019 by and among Forestar Group Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the Lenders named therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on October 3, 2019).

21.1*	List of Subsidiaries of the Company.
23.1*	Consent of Ernst & Young LLP.
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1**
The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

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

Forestar Group Inc.

Date:	November 21, 2019	By:	/s/ Bill W. Wheat
Bill W. Wheat
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Daniel C. Bartok	Chief Executive Officer (Principal Executive Officer)	November 21, 2019
Daniel C. Bartok

/s/ Bill W. Wheat	Principal Financial Officer	November 21, 2019
Bill W. Wheat

/s/ Aron M. Odom	Principal Accounting Officer	November 21, 2019
Aron M. Odom

/s/ Donald J. Tomnitz	Executive Chairman of the Board	November 21, 2019
Donald J. Tomnitz

/s/ Samuel R. Fuller	Director	November 21, 2019
Samuel R. Fuller

/s/ Lisa H. Jamieson	Director	November 21, 2019
Lisa H. Jamieson

/s/ G.F. (Rick) Ringler, III	Director	November 21, 2019
G.F. (Rick) Ringler, III

/s/ Donald C. Spitzer	Director	November 21, 2019
Donald C. Spitzer