Form 10-Q
period 2019-12-31
Forestar Group Inc.
filed 2020-01-28
CIK 1406587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2019
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
Common Stock, $1.00 par value -- 48,025,359 shares as of January 22, 2020

FORESTAR GROUP INC.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
FORESTAR GROUP INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2019	September 30, 2019
	(In millions, except share data)
ASSETS
Cash and cash equivalents	$373.3	$382.8
Real estate	1,066.8	1,028.9
Investment in unconsolidated ventures	5.9	7.3
Income taxes receivable	3.8	3.2
Property and equipment, net	0.9	2.4
Deferred tax asset, net	11.8	17.4
Other assets	17.4	13.7
Total assets	$1,479.9	$1,455.7
LIABILITIES
Accounts payable	$19.8	$16.8
Earnest money deposits on sales contracts	89.7	89.9
Accrued expenses and other liabilities	82.7	79.6
Debt	462.1	460.5
Total liabilities	654.3	646.8
Commitments and contingencies (Note 13)
EQUITY
Common stock, par value $1.00 per share, 200,000,000 authorized shares, 48,025,359 and 47,997,366 shares issued and outstanding at December 31, 2019 and September 30, 2019, respectively	48.0	48.0
Additional paid-in capital	602.5	602.2
Retained earnings	175.0	158.1
Stockholders' equity	825.5	808.3
Noncontrolling interests	0.1	0.6
Total equity	825.6	808.9
Total liabilities and equity	$1,479.9	$1,455.7

See accompanying notes to consolidated financial statements.

FORESTAR GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,
	2019	2018
	(In millions, except per share amounts)
Revenues	$247.2	$38.5
Cost of sales	216.6	30.7
Selling, general and administrative expense	10.5	5.7
Equity in earnings of unconsolidated ventures	(0.5)	(0.6)
Loss (gain) on sale of assets	0.1	(0.9)
Interest and other income	(1.7)	(1.3)
Income before income taxes	22.2	4.9
Income tax expense	5.4	1.0
Net income	16.8	3.9
Net income (loss) attributable to noncontrolling interests	(0.1)	0.6
Net income attributable to Forestar Group Inc.	$16.9	$3.3

Basic net income per common share attributable to Forestar Group Inc.	$0.35	$0.08
Weighted average number of common shares	48.0	42.0

Diluted net income per common share attributable to Forestar Group Inc.	$0.35	$0.08
Adjusted weighted average number of common shares	48.1	42.0

See accompanying notes to consolidated financial statements.

FORESTAR GROUP INC.
CONSOLIDATED STATEMENTS OF TOTAL EQUITY
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Non-controlling Interests	Total Equity
	(In millions, except share data)
Balances at September 30, 2019 (47,997,366 shares)	$48.0	$602.2	$158.1	$0.6	$808.9
Net income (loss)	—	—	16.9	(0.1)	16.8
Stock issued under employee benefit plans (27,993 shares)	—	—	—	—	—
Cash paid for shares withheld for taxes	—	(0.2)	—	—	(0.2)
Stock-based compensation expense	—	0.5	—	—	0.5
Distributions to noncontrolling interests	—	—	—	(0.4)	(0.4)
Balances at December 31, 2019 (48,025,359 shares)	$48.0	$602.5	$175.0	$0.1	$825.6

	Common Stock	Additional Paid-in Capital	Retained Earnings	Non-controlling Interests	Total Equity
	(In millions, except share data)
Balances at September 30, 2018 (41,939,403 shares)	$41.9	$506.3	$125.1	$1.2	$674.5
Net income	—	—	3.3	0.6	3.9
Stock issued under employee benefit plans (20,463 shares)	0.1	—	—	—	0.1
Cash paid for shares withheld for taxes	—	(0.1)	—	—	(0.1)
Stock-based compensation expense	—	0.1	—	—	0.1
Distributions to noncontrolling interests	—	—	—	(0.5)	(0.5)
Balances at December 31, 2018 (41,959,866 shares)	$42.0	$506.3	$128.4	$1.3	$678.0

See accompanying notes to consolidated financial statements.

FORESTAR GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended December 31,
	2019	2018
	(In millions)
OPERATING ACTIVITIES
Net income	$16.8	$3.9
Adjustments:
Depreciation and amortization	1.9	1.4
Deferred income taxes	5.6	1.4
Equity in earnings of unconsolidated ventures	(0.5)	(0.6)
Distributions of earnings of unconsolidated ventures	—	4.9
Stock-based compensation expense	0.5	0.1
Asset impairments	0.3	0.4
Loss (gain) on sale of assets	0.1	(0.9)
Changes in operating assets and liabilities:
Increase in real estate	(38.2)	(195.2)
Increase in other assets	(0.7)	(1.3)
Increase in accounts payable and other accrued liabilities	3.4	3.1
(Decrease) increase in earnest money deposits on sales contracts	(0.2)	18.8
Increase in income taxes receivable	(0.6)	(0.1)
Net cash used in operating activities	(11.6)	(164.1)
INVESTING ACTIVITIES
Expenditures for property, equipment, software and other	—	(0.1)
Return of investment in unconsolidated ventures	1.8	0.1
Proceeds from sale of assets	1.3	—
Net cash provided by investing activities	3.1	—
FINANCING ACTIVITIES
Deferred financing fees	(0.4)	—
Distributions to noncontrolling interests, net	(0.4)	(0.5)
Cash paid for shares withheld for taxes	(0.2)	(0.1)
Net cash used in financing activities	(1.0)	(0.6)
Net decrease in cash and cash equivalents	(9.5)	(164.7)
Cash and cash equivalents at beginning of period	382.8	335.0
Cash and cash equivalents at end of period	$373.3	$170.3

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

The financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, these financial statements reflect all adjustments considered necessary to fairly state the results for the interim periods shown, including normal recurring accruals and other items. These financial statements, including the consolidated balance sheet as of September 30, 2019, which was derived from audited financial statements, do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2019.

In October 2017, Forestar became a majority-owned subsidiary of D.R. Horton, Inc. (D.R. Horton) by virtue of a merger with a wholly-owned subsidiary of D.R. Horton. Immediately following the merger, D.R. Horton owned 75% of the Company's outstanding common stock. In connection with the merger, the Company entered into certain agreements with D.R. Horton including a Stockholder’s Agreement, a Master Supply Agreement, and a Shared Services Agreement. D.R. Horton is considered a related party of Forestar under GAAP. At December 31, 2019, D.R. Horton owned approximately 65% of the Company's outstanding common stock.

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

Adoption of New Accounting Standard

In February 2016, the FASB issued ASU 2016-02, “Leases,” which requires that lease assets and liabilities be recognized on the balance sheet and that key information about leasing arrangements be disclosed. The guidance was effective for the Company beginning October 1, 2019 and did not have a material impact on its consolidated financial position, results of operations or cash flows. As a result of the adoption of this standard on October 1, 2019, the Company recorded right of use assets of $2.7 million and lease liabilities of $2.9 million. Lease right of use assets are included in other assets and lease liabilities are included in accrued expenses and other liabilities in the consolidated balance sheet.

Pending Accounting Standards

In December 2019, the FASB issued ASU 2019-12 related to simplifying the accounting for income taxes. The guidance is effective for the Company beginning October 1, 2021, although early adoption is permitted. The Company is currently evaluating the impact of this guidance, and it is not expected to have a material impact on its consolidated financial position, results of operations and cash flows.

Note 2—Segment Information

The Company manages its operations through its real estate segment. The Company's real estate segment is its core business and generates substantially all of the Company’s revenues. The real estate segment primarily acquires land and develops infrastructure for single-family residential communities. The Company's real estate segment generates its revenues principally from sales of residential single-family finished lots to local, regional and national homebuilders. The Company has other business activities for which the related assets and results of operations are immaterial and therefore are included within the Company's real estate segment.

Note 3—Real Estate

Real estate consists of:

	December 31, 2019	September 30, 2019
	(In millions)
Developed and under development projects	$1,051.4	$1,011.8
Undeveloped land	15.4	17.1
	$1,066.8	$1,028.9

In the three months ended December 31, 2019, the Company invested $122.2 million for the acquisition of residential real estate and $114.0 million for the development of residential real estate. At December 31, 2019 and September 30, 2019, undeveloped land primarily consists of undeveloped land which the Company has the contractual right to sell to D.R. Horton within approximately one year of its purchase or, if D.R. Horton elects, at an earlier date, at a sales price equal to the carrying value of the land at the time of sale plus additional consideration which ranges from 12% to 16% per annum.

Note 4—Revenues

Revenues consist of:

	Three Months Ended December 31,
	2019	2018
	(In millions)
Residential lot sales	$217.1	$34.7
Residential tract sales	30.0	—
Commercial tract sales	—	3.5
Other	0.1	0.3
	$247.2	$38.5

Note 5—Capitalized Interest

The Company capitalizes interest costs to real estate throughout the development period (active real estate). Capitalized interest is charged to cost of sales as the related real estate is sold to the buyer. During periods in which the Company’s active real estate is lower than its debt level, a portion of the interest incurred is reflected as interest expense in the period incurred. During the first quarter of fiscal 2020 and fiscal year 2019, the Company’s active real estate exceeded its debt level, and all interest incurred was capitalized to real estate.

The following table summarizes the Company’s interest costs incurred, capitalized and expensed during the three months ended December 31, 2019 and 2018.

	Three Months Ended December 31,
	2019	2018
	(In millions)
Capitalized interest, beginning of period	$23.7	$3.2
Interest incurred	9.9	2.8
Interest charged to cost of sales	(3.8)	(0.7)
Capitalized interest, end of period	$29.8	$5.3

Note 6—Investment in Unconsolidated Ventures

At December 31, 2019, the Company had ownership interests in four ventures that it accounted for using the equity method. Combined summarized balance sheet and income statement information for these unconsolidated ventures follows:

	December 31, 2019	September 30, 2019
	(In millions)
Assets:
Cash and cash equivalents	$1.4	$1.6
Real estate	10.1	13.6
Other assets	0.2	0.1
Total assets	$11.7	$15.3
Liabilities and Equity:
Accounts payable and other liabilities	$0.3	$0.3
Equity	11.4	15.0
Total liabilities and equity	$11.7	$15.3

Forestar's investment in unconsolidated ventures	$5.9	$7.3

	Three Months Ended December 31,
	2019	2018
	(In millions)
Revenues	$2.0	$1.8
Earnings	$1.4	$1.4
Forestar's equity in earnings of unconsolidated ventures	$0.5	$0.6

Note 7—Other Assets, Accrued Expenses and Other Liabilities

The Company's other assets at December 31, 2019 and September 30, 2019 were as follows:

	December 31, 2019	September 30, 2019
	(In millions)
Receivables, net	$1.1	$1.1
Lease right of use assets	2.7	—
Prepaid expenses	2.4	3.4
Land purchase contract deposits	5.0	5.1
Other assets	6.2	4.1
	$17.4	$13.7

The Company's accrued expenses and other liabilities at December 31, 2019 and September 30, 2019 were as follows:

	December 31, 2019	September 30, 2019
	(In millions)
Accrued employee compensation and benefits	$4.9	$5.6
Accrued property taxes	1.8	2.1
Accrued interest	7.4	13.5
Contract liabilities	4.0	2.5
Deferred income	9.3	9.3
Accrued development costs	38.9	35.4
Other accrued expenses	10.6	8.4
Other liabilities	5.8	2.8
	$82.7	$79.6

Note 8—Debt

The Company's notes payable at their principal amounts, net of unamortized discounts and debt issuance costs, consist of the following:

	December 31, 2019	September 30, 2019
	(In millions)
Unsecured:
3.75% convertible senior notes due 2020	$118.0	$116.7
8.0% senior notes due 2024	344.1	343.8
Revolving credit facility	—	—
	$462.1	$460.5

Bank Credit Facility

The Company has a $380 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $570 million, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the revolving credit commitment. Borrowings under the revolving credit facility are subject to a borrowing base based on the book value of the Company's real estate assets and unrestricted cash. Letters of credit issued under the facility reduce the available borrowing capacity. At December 31, 2019, there were no borrowings outstanding and $28.7 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $351.3 million. There were no borrowings or repayments under the facility during the three months ended December 31, 2019.

In October 2019, the revolving credit facility was amended to extend its maturity date to October 2, 2022. The maturity date may be extended by up to one year on up to two additional occasions, subject to the approval of lenders holding a majority of the commitments.

The revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require a minimum level of tangible net worth, a minimum level of liquidity, and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At December 31, 2019, the Company was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility.

3.75% Convertible Senior Notes due 2020

At December 31, 2019, the principal amount of the 3.75% convertible senior notes due March 2020 was $118.9 million and the unamortized debt discount was $0.8 million. The effective interest rate on the liability component was 8.0% and the carrying amount of the equity component was $16.8 million. The Company intends to settle the principal amount of these notes in cash, with any excess conversion value to be settled in shares of its common stock. At December 31, 2019 and September 30, 2019, the Company had $0.1 million and $0.2 million in unamortized deferred financing fees that were deducted from the carrying value of these notes.

8.0% Senior Notes due 2024

In April 2019, the Company issued $350 million principal amount of 8.0% senior notes pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the "Securities Act"). The notes mature April 15, 2024 with interest payable semi-annually and represent senior unsecured obligations that rank equally in right of payment to all existing and future senior unsecured indebtedness. The notes may be redeemed prior to maturity, subject to certain limitations and premiums defined in the indenture agreement. On or after April 15, 2021, the notes may be redeemed at 104% of their principal amount plus any accrued and unpaid interest. The redemption price decreases annually on a ratable basis to par by April 15, 2023 in accordance with the indenture. The notes are guaranteed by each of the Company's subsidiaries to the extent such subsidiaries guarantee the Company's revolving credit facility. At December 31, 2019 and September 30, 2019, the Company had $5.9 million and $6.2 million in unamortized deferred financing fees that were deducted from the carrying value of these notes. The annual effective interest rate of the notes after giving effect to the amortization of financing costs is 8.5%.

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

At December 31, 2019, the Company was in compliance with all of the limitations and restrictions associated with its senior note obligations.

Note 9—Fair Value Measurements

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

For the financial assets and liabilities that the Company does not reflect at fair value, the following tables present both their respective carrying value and fair value at December 31, 2019 and September 30, 2019.

		Fair Value at December 31, 2019
	Carrying Value	Level 1	Level 2	Level 3	Total
	(in millions)
Cash and cash equivalents (a)	$373.3	$373.3	$—	$—	$373.3
Debt (b)	462.1	—	501.1	—	501.1

		Fair Value at September 30, 2019
	Carrying Value	Level 1	Level 2	Level 3	Total
	(in millions)
Cash and cash equivalents (a)	$382.8	$382.8	$—	$—	$382.8
Debt (b)	460.5	—	497.3	—	497.3
 _____________________

(a)	The fair values of cash and cash equivalents approximate their carrying values due to their short-term nature and are classified as Level 1 within the fair value hierarchy.

(b)
At December 31, 2019 and September 30, 2019, debt consisted of the Company's senior and convertible senior notes. The fair value of the senior notes is determined based on quoted prices, which is classified as Level 2 within the fair value hierarchy.

Non-financial assets measured at fair value on a non-recurring basis principally include real estate assets which the Company reviews for indicators of potential impairment and performs impairment evaluations when necessary. Real estate impairment charges are included in cost of sales in the Company's consolidated statements of operations.

Note 10—Earnings per Share

The computations of basic and diluted earnings per share are as follows:

	Three Months Ended December 31,
	2019	2018
	(In millions, except share data)
Numerator:
Net income attributable to Forestar Group Inc.	$16.9	$3.3
Denominator:
Weighted average common shares outstanding — basic	48,011,132	41,952,493
Dilutive effect of share based compensation	55,286	6,206
Total weighted average shares outstanding — diluted	48,066,418	41,958,699
Anti-dilutive awards excluded from diluted weighted average shares	—	—

Basic net income per common share attributable to Forestar Group Inc.	$0.35	$0.08
Diluted net income per common share attributable to Forestar Group Inc.	$0.35	$0.08

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

Note 11—Income Taxes

The Company’s income tax expense for the three months ended December 31, 2019 and 2018 was $5.4 million and $1.0 million, respectively. The Company's effective tax rate was 24% for the three months ended December 31, 2019 compared to 21% in the prior year period. The Company's effective tax rate for both periods includes an expense for state income taxes and nondeductible expenses, and the tax rate in the prior year period included a tax benefit related to noncontrolling interests.

At December 31, 2019 and September 30, 2019, deferred tax assets, net of deferred tax liabilities, were $15.1 million and $20.7 million, offset by a valuation allowance of $3.3 million at both dates for the portion of the deferred tax assets that the Company has determined is more likely than not to be unrealizable. The valuation allowance was recorded because it is more likely than not that a portion of the Company's state deferred tax assets, primarily net operating loss (NOL) carryforwards, will not be realized because the Company is no longer operating in some states or the NOL carryforward periods are too brief to realize the related deferred tax asset. The Company will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance on its deferred tax assets. Any reversal of the valuation allowance in future periods will impact the effective tax rate.

The Company's unrecognized tax benefits totaled $1.3 million at December 31, 2019, all of which would affect its effective tax rate, if recognized.

Note 12 — Stockholders' Equity

The Company has an effective shelf registration statement filed with the Securities and Exchange Commission (SEC) in September 2018 registering $500 million of equity securities.

In September 2019, the Company issued 6.0 million shares of its common stock for $17.50 per share in a public underwritten offering. Following the offering, $394.3 million remains available for issuance under the shelf registration statement.

Note 13—Commitments and Contingencies

Contractual Obligations and Off-Balance Sheet Arrangements

In support of the Company's residential lot development business, it issues letters of credit under the revolving credit facility and has a surety bond program that provides financial assurance to beneficiaries related to the execution and performance of certain development obligations. At December 31, 2019, the Company had outstanding letters of credit of $28.7 million under the revolving credit facility and surety bonds of $170.4 million, issued by third parties to secure performance under various contracts. The Company expects that its performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When the Company completes its performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving the Company with no continuing obligations. The Company has no material third-party guarantees.

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

Note 14—Related Party Transactions

In October 2017, the Company entered into a Shared Services Agreement with D.R. Horton whereby D.R. Horton provides the Company with certain administrative, compliance, operational and procurement services. During the three months ended December 31, 2019 and 2018, the Company paid D.R. Horton $1.3 million and $0.5 million for these shared services and $0.6 million and $0.3 million for the cost of health insurance and other employee benefits. These expenses are included in selling, general and administrative expense in the consolidated statements of operations.

Under the terms of the Master Supply Agreement with D.R. Horton, both companies identify land development opportunities to expand Forestar's portfolio of assets. At December 31, 2019 and September 30, 2019, the Company owned or controlled through option purchase contracts approximately 44,500 and 38,300 residential lots, of which D.R. Horton had the following involvement.

	December 31, 2019	September 30, 2019
	(Dollars in millions)
Residential lots under contract to sell to D.R. Horton	12,700	12,800
Residential lots subject to right of first offer with D.R. Horton	12,900	10,600
Earnest money deposits from D.R. Horton for lots under contract	$87.5	$88.7
Remaining purchase price of lots under contract with D.R. Horton	$918.6	$953.8

In the three months ended December 31, 2019 and 2018, the Company's residential lot sales totaled 2,422 and 518, and lot sales revenues were $217.1 million and $34.7 million. Lot and land sales to D.R. Horton during those periods were as follows.

	Three Months Ended December 31,
	2019	2018
	(Dollars in millions)
Residential single-family lots sold to D.R. Horton	2,390	455
Residential lot sales revenues from sales to D.R. Horton	$215.6	$32.6
Residential tract acres sold to D.R. Horton	36	—
Residential tract sales revenues from sales to D.R. Horton	$7.2	$—

In addition, the increase in contract liabilities decreased revenues on lot sales to D.R. Horton by $1.5 million in the three months ended December 31, 2019 and decreased revenues by $3.6 million in the three months ended December 31, 2018.

During the three months ended December 31, 2019 and 2018, the Company reimbursed D.R. Horton approximately $10.7 million and $12.1 million for previously paid earnest money and $5.2 million and $3.0 million for pre-acquisition and other due diligence and development costs related to land purchase contracts whereby D.R. Horton assigned its rights under these land purchase contracts to the Company.

During the three months ended December 31, 2019 and 2018, the Company paid D.R. Horton $1.5 million and $0.5 million for land development services. These amounts are included in cost of sales in the Company’s consolidated statements of operations.

At December 31, 2019 and September 30, 2019, undeveloped land was $15.4 million and $17.1 million. Undeveloped land primarily consists of undeveloped land which the Company has the contractual right to sell to D.R. Horton within approximately one year of its purchase or, if D.R. Horton elects, at an earlier date, at a sales price equal to the carrying value of the land at the time of sale plus additional consideration which ranges from 12% to 16% per annum.

At December 31, 2019 and September 30, 2019, accrued expenses and other liabilities on the Company's consolidated balance sheets included $2.8 million and $2.2 million owed to D.R. Horton for any accrued and unpaid shared service charges, land purchase contract deposits and due diligence and other development cost reimbursements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in this quarterly report and with our annual report on Form 10-K for the fiscal year ended September 30, 2019. Some of the information contained in this discussion and analysis constitutes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those described in the “Forward-Looking Statements” section following this discussion.

Our Operations

We are a residential lot development company with operations in 51 markets in 20 states as of December 31, 2019. In October 2017, we became a majority-owned subsidiary of D.R. Horton, Inc. Our alignment with and support from D.R. Horton provides us an opportunity to grow our business into a national, well-capitalized residential lot developer selling lots to D.R. Horton and other homebuilders. As our controlling shareholder, D.R. Horton has significant influence in guiding our strategic direction and operations. Our strategy is focused on making investments in land acquisition and development to expand our residential lot development business across a geographically diversified national platform. We are primarily investing in short duration, phased development projects that generate returns similar to production-oriented homebuilders. This strategy is a unique, lower-risk business model that we expect will produce more consistent returns than other public and private land developers. We also make short term investments in finished lots (lot banking) and undeveloped land with the intent to sell these assets within a short time period, primarily to D.R. Horton, utilizing available capital prior to its deployment into longer term lot development projects.

Business Segment

We manage our operations through our real estate segment. Our real estate segment is our core business and generates substantially all of our revenues. The real estate segment primarily acquires land and develops infrastructure for single-family residential communities. Our real estate segment generates its revenues principally from sales of residential single-family finished lots to local, regional and national homebuilders. We have other business activities for which the related assets and results of operations are immaterial and therefore are included in our real estate segment.

Results of Operations

The following tables and related discussion set forth key operating and financial data as of and for the three months ended December 31, 2019 and 2018.

Operating Results

Components of pre-tax income were as follows:

	Three Months Ended December 31,
	2019	2018
	(In millions)
Revenues	$247.2	$38.5
Cost of sales	216.6	30.7
Selling, general and administrative expense	10.5	5.7
Equity in earnings of unconsolidated ventures	(0.5)	(0.6)
Loss (gain) on sale of assets	0.1	(0.9)
Interest and other income	(1.7)	(1.3)
Income before income taxes	$22.2	$4.9

Lot Sales

Residential lots sold consist of:

	Three Months Ended December 31,
	2019	2018
Development projects	1,406	462
Lot banking projects	1,016	56
	2,422	518

Average sales price per lot (a)	$90,300	$74,000
 _____________________
(a) Excludes any impact from change in contract liabilities.

Revenues

Revenues consist of:

	Three Months Ended December 31,
	2019	2018
	(In millions)
Residential lot sales:
Development projects	$117.7	$36.1
Lot banking projects	100.9	2.2
Change in contract liabilities	(1.5)	(3.6)
	217.1	34.7
Residential tract sales	30.0	—
Commercial tract sales	—	3.5
Other	0.1	0.3
	$247.2	$38.5

Residential lots sold and residential lot sales revenues have increased as we have grown our business primarily through our strategic relationship with D.R. Horton. In the three months ended December 31, 2019, we sold 2,390 residential lots to D.R. Horton for $215.6 million, compared to 455 residential lots sold to D.R. Horton for $32.6 million in the prior year period. At December 31, 2019, our lot position consisted of 44,500 residential lots, of which approximately 32,200 were owned and 12,300 were controlled through option purchase contracts. Of our total owned and controlled residential lots, approximately 12,700 are under contract to sell to D.R. Horton. Additionally, D.R. Horton has the right of first offer on approximately 12,900 of these lots based on executed purchase and sale agreements. At December 31, 2019, lots owned included approximately 4,100 that are fully developed, of which approximately 1,900 are related to lot banking. At December 31, 2019, we had approximately 200 lots under contract to sell to builders other than D.R. Horton.

Residential tract sales in the three months ended December 31, 2019 consists of approximately 580 residential tract acres sold to third parties for $22.8 million and approximately 36 residential tract acres to D.R. Horton for $7.2 million.

In the three months ended December 31, 2018 we sold approximately 20 commercial tract acres to third parties for $3.5 million.

Cost of sales in the three months ended December 31, 2019 increased as compared to the prior year period primarily due to the increases in the number of lots sold. Cost of sales related to residential tract sales in the three months ended December 31, 2019 was $21.5 million.

Selling, General and Administrative (SG&A) Expense and Other Income Statement Items

SG&A expense in the three months ended December 31, 2019 was $10.5 million compared to $5.7 million in the prior year period. Our SG&A expenses primarily consist of employee compensation and related costs. Our business operations employed 88 and 45 employees at December 31, 2019 and 2018, respectively.

Interest and other income principally represents interest earned on our cash deposits.

Income Taxes

Our income tax expense for the three months ended December 31, 2019 and 2018 was $5.4 million and $1.0 million, respectively. Our effective tax rate was 24% for the three months ended December 31, 2019 compared to 21% in the prior year period. Our effective tax rate for both periods includes an expense for state income taxes and nondeductible expenses, and our tax rate in the prior year period included a tax benefit related to noncontrolling interests.

At December 31, 2019 and September 30, 2019, deferred tax assets, net of deferred tax liabilities, were $15.1 million and $20.7 million, offset by a valuation allowance of $3.3 million at both dates for the portion of the deferred tax assets that we have determined is more likely than not to be unrealizable. The valuation allowance was recorded because it is more likely than not that a portion of our state deferred tax assets, primarily net operating loss (NOL) carryforwards, will not be realized because we are no longer operating in some states or the NOL carryforward periods are too brief to realize the related deferred tax asset. We will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance on our deferred tax assets. Any reversal of the valuation allowance in future periods will impact our effective tax rate.

Our unrecognized tax benefits totaled $1.3 million at December 31, 2019, all of which would affect our effective tax rate, if recognized.

Liquidity and Capital Resources

Our strategic relationship with D.R. Horton has provided us with an opportunity for substantial growth. Since our merger with D.R. Horton, we have funded our growth with available cash, borrowings under our revolving credit facility and the issuance of senior unsecured notes and common stock. At December 31, 2019, our ratio of debt to total capital (debt divided by stockholders’ equity plus debt) was 35.9% compared to 36.3% at September 30, 2019 and 14.3% at December 31, 2018. At December 31, 2019, our ratio of net debt to total capital (debt net of unrestricted cash divided by stockholders’ equity plus debt net of unrestricted cash) was 9.7% compared to 8.8% at September 30, 2019. Over the long term, we intend to maintain our ratio of net debt to total capital at or below 40%. We believe that the ratio of net debt to total capital is useful in understanding the leverage employed in our operations.

We believe that our existing cash resources and revolving credit facility will provide sufficient liquidity to fund our near-term working capital needs and debt obligations, including the maturity of $118.9 million principal amount of convertible senior notes in March 2020. Our ability to achieve our long-term growth objectives will depend on our ability to obtain financing in sufficient amounts. We regularly evaluate alternatives for managing our capital structure and liquidity profile in consideration of expected cash flows, growth and operating capital requirements and capital market conditions. As market conditions permit, we may, at any time, be considering or preparing for the purchase or sale of our common stock, debt securities, convertible securities or a combination thereof.

Bank Credit Facility

We have a $380 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $570 million, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the revolving credit commitment. Borrowings under the revolving credit facility are subject to a borrowing base based on the book value of our real estate assets and unrestricted cash. Letters of credit issued under the facility reduce the available borrowing capacity. At December 31, 2019, there were no borrowings outstanding and $28.7 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $351.3 million. There were no borrowings or repayments under the facility during the three months ended December 31, 2019.

In October 2019, the revolving credit facility was amended to extend its maturity date to October 2, 2022. The maturity date may be extended by up to one year on up to two additional occasions, subject to the approval of lenders holding a majority of the commitments.

The revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require a minimum level of tangible net worth, a minimum level of liquidity, and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At December 31, 2019, we were in compliance with all of the covenants, limitations and restrictions of our revolving credit facility.

3.75% Convertible Senior Notes due 2020

At December 31, 2019, the principal amount of the 3.75% convertible senior notes due March 2020 was $118.9 million and the unamortized debt discount was $0.8 million. The effective interest rate on the liability component was 8.0% and the carrying amount of the equity component was $16.8 million. We intend to settle the principal amount of these notes in cash, with any excess conversion value to be settled in shares of our common stock. At December 31, 2019 and September 30, 2019, we had $0.1 million and $0.2 million in unamortized deferred financing fees that were deducted from the carrying value of these notes.

8.0% Senior Notes due 2024

In April 2019, we issued $350 million principal amount of 8.0% senior notes pursuant to Rule 144A and Regulation S under the Securities Act. The notes mature April 15, 2024 with interest payable semi-annually and represent senior unsecured obligations that rank equally in right of payment to all existing and future senior unsecured indebtedness. The notes may be redeemed prior to maturity, subject to certain limitations and premiums defined in the indenture agreement. On or after April 15, 2021, the notes may be redeemed at 104% of their principal amount plus any accrued and unpaid interest. The redemption price decreases annually on a ratable basis to par by April 15, 2023 in accordance with the indenture. The notes are guaranteed by each of our subsidiaries to the extent such subsidiaries guarantee our revolving credit facility. At December 31, 2019 and September 30, 2019, we had $5.9 million and $6.2 million in unamortized deferred financing fees that were deducted from the carrying value of these notes. The annual effective interest rate of the notes after giving effect to the amortization of financing costs is 8.5%.

The indenture governing the notes requires that, upon the occurrence of both a Change of Control and a Rating Decline (each as defined in the indenture), we offer to purchase the notes at 101% of their principal amount. If we or our restricted subsidiaries dispose of assets, under certain circumstances, we will be required to either invest the net cash proceeds from such asset sales in our business within a specified period of time, repay certain senior secured debt or debt of our non-guarantor subsidiaries, or make an offer to purchase a principal amount of the notes equal to the excess net cash proceeds at a purchase price of 100% of their principal amount. The indenture contains covenants that, among other things, restrict the ability of us and our restricted subsidiaries to pay dividends or distributions, repurchase equity, prepay subordinated debt and make certain investments; incur additional debt or issue mandatorily redeemable equity; incur liens on assets; merge or consolidate with another company or sell or otherwise dispose of all or substantially all of our assets; enter into transactions with affiliates; and allow to exist certain restrictions on the ability of subsidiaries to pay dividends or make other payments.

At December 31, 2019, we were in compliance with all of the limitations and restrictions associated with our senior note obligations.

Issuance of Common Stock

In September 2018, we filed a shelf registration statement with the SEC registering $500 million of equity securities. In September 2019, we issued 6.0 million shares of our common stock for $17.50 per share in a public underwritten offering. Net proceeds from this offering after deducting underwriting discounts and commissions and other expenses were $100.7 million. Following the offering, $394.3 million remains available for issuance under the shelf registration statement.

Contractual Obligations and Off-Balance Sheet Arrangements

In support of our residential lot development business, we issue letters of credit under our revolving credit facility and we have a surety bond program that provides financial assurance to beneficiaries related to the execution and performance of certain development obligations. At December 31, 2019, we had outstanding letters of credit of $28.7 million under the revolving credit facility and surety bonds of $170.4 million, issued by third parties to secure performance under various contracts. We expect that our performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When we complete our performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving us with no continuing obligations. We have no material third-party guarantees.

Operating Cash Flow Activities

In the three months ended December 31, 2019, net cash used in operating activities was $11.6 million compared to $164.1 million in the three months ended December 31, 2018. The decrease in net cash used in operating activities was principally due to higher lot sales volume and net income in the current year, and a smaller increase in real estate assets in the current year.

Investing Cash Flow Activities

In the three months ended December 31, 2019, net cash provided by investing activities was $3.1 million compared to no net cash flows from investing activities in the three months ended December 31, 2018.

Financing Cash Flow Activities

In the three months ended December 31, 2019, net cash used in financing activities was $1.0 million compared to $0.6 million in the three months ended December 31, 2018.

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies or estimates from those disclosed in our 2019 Annual Report on Form 10-K.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q and other materials we have filed or may file with the Securities and Exchange Commission contain “forward-looking statements” within the meaning of the federal securities laws. These forward-looking statements are identified by their use of terms and phrases such as “believe,” “anticipate,” “could,” “estimate,” “likely,” “intend,” “may,” “plan,” “expect,” and similar expressions, including references to assumptions. These statements reflect our current views with respect to future events and are subject to risks and uncertainties. We note that a variety of factors and uncertainties could cause our actual results to differ significantly from the results discussed in the forward-looking statements. Factors and uncertainties that might cause such differences include, but are not limited to:

•	the effect of D.R. Horton's controlling level of ownership on us and the holders of our securities;

•	our ability to realize the potential benefits of the strategic relationship with D.R. Horton;

•	the effect of our strategic relationship with D.R. Horton on our ability to maintain relationships with our vendors and customers;

•	demand for new housing, which can be affected by a number of factors including the availability of mortgage credit, job growth and fluctuations in interest rates;

•	competitive actions by other companies;

•	accuracy of estimates and other assumptions related to investment in and development of real estate, the expected timing and pricing of land and lot sales and related cost of real estate sales;

•	our ability to comply with our debt covenants, restrictions and limitations;

•	our ability to hire and retain key personnel;

•	changes in governmental policies, laws or regulations and actions or restrictions of regulatory agencies;

•	general economic, market or business conditions where our real estate activities are concentrated;

•	our ability to achieve our strategic initiatives;

•	our ability to obtain future entitlement and development approvals;

•	our ability to obtain or the availability of surety bonds to secure our performance related to construction and development activities and the pricing of bonds;

•	obtaining reimbursements and other payments from governmental districts and other agencies and timing of such payments;

•	the levels of resale housing inventory in our projects and the regions in which they are located;

•	fluctuations in costs and expenses, including impacts from shortages in materials or labor;

•	the opportunities (or lack thereof) that may be presented to us and that we may pursue;

•	the strength of our information technology systems and the risk of cybersecurity breaches; and

•	the conditions of the capital markets and our ability to raise capital to fund expected growth.

Other factors, including the risk factors described in Item 1A of our 2019 Annual Report on Form 10-K, may also cause actual results to differ materially from those projected by our forward-looking statements. New factors emerge from time to time and it is not possible for us to predict all such factors, nor can we assess the impact of any such factor on our business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Our fixed rate debt consists of $118.9 million principal amount of 3.75% convertible senior notes due March 2020 and $350 million principal amount of 8.0% senior notes due April 2024. Our variable rate debt consists of a $380 million senior unsecured revolving credit facility. At December 31, 2019, we had no borrowings outstanding under the revolving credit facility.

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

(b) Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1
Amendment No. 1 to Credit Agreement, dated October 2, 2019 by and among Forestar Group Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the Lenders named therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on October 3, 2019).

10.2†*	Separation and Release Agreement, dated as of December 6, 2019, by and between Forestar Group Inc. and Charles D. Jehl.
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1**
The following materials from Forestar’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Total Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

*	Filed or furnished herewith.

**	Submitted electronically herewith.

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORESTAR GROUP INC.

Date: January 28, 2020	By:	/s/ Bill W. Wheat
Bill W. Wheat
Principal Financial Officer

Date: January 28, 2020	By:	/s/ Aron M. Odom
Aron M. Odom
Principal Accounting Officer