Form 10-Q
period 2020-03-31
Forestar Group Inc.
filed 2020-04-29
CIK 1406587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2020
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
Common Stock, $1.00 par value -- 48,036,414 shares as of April 22, 2020

FORESTAR GROUP INC.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
FORESTAR GROUP INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2020	September 30, 2019
	(In millions, except share data)
ASSETS
Cash and cash equivalents	$438.2	$382.8
Real estate	1,199.2	1,028.9
Investment in unconsolidated ventures	5.7	7.3
Income taxes receivable	2.5	3.2
Property and equipment, net	1.0	2.4
Deferred tax asset, net	8.0	17.4
Other assets	21.0	13.7
Total assets	$1,675.6	$1,455.7
LIABILITIES
Accounts payable	$23.1	$16.8
Earnest money deposits on sales contracts	100.6	89.9
Accrued expenses and other liabilities	75.0	79.6
Debt	640.1	460.5
Total liabilities	838.8	646.8
Commitments and contingencies (Note 13)
EQUITY
Common stock, par value $1.00 per share, 200,000,000 authorized shares, 48,025,359 and 47,997,366 shares issued and outstanding at March 31, 2020 and September 30, 2019, respectively	48.0	48.0
Additional paid-in capital	603.3	602.2
Retained earnings	184.6	158.1
Stockholders' equity	835.9	808.3
Noncontrolling interests	0.9	0.6
Total equity	836.8	808.9
Total liabilities and equity	$1,675.6	$1,455.7

See accompanying notes to consolidated financial statements.

FORESTAR GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
	(In millions, except per share amounts)
Revenues	$159.1	$65.3	$406.4	$103.8
Cost of sales	136.6	43.6	353.2	74.3
Selling, general and administrative expense	11.2	6.2	21.7	11.9
Equity in earnings of unconsolidated ventures	(0.3)	—	(0.8)	(0.6)
Gain on sale of assets	(0.3)	—	(0.1)	(0.9)
Interest and other income	(1.8)	(0.9)	(3.4)	(2.2)
Income before income taxes	13.7	16.4	35.8	21.3
Income tax expense	3.3	3.6	8.7	4.6
Net income	10.4	12.8	27.1	16.7
Net income attributable to noncontrolling interests	0.8	2.7	0.7	3.3
Net income attributable to Forestar Group Inc.	$9.6	$10.1	$26.4	$13.4

Basic net income per common share attributable to Forestar Group Inc.	$0.20	$0.24	$0.55	$0.32
Weighted average number of common shares	48.0	42.0	48.0	42.0

Diluted net income per common share attributable to Forestar Group Inc.	$0.20	$0.24	$0.55	$0.32
Adjusted weighted average number of common shares	48.1	42.0	48.1	42.0

See accompanying notes to consolidated financial statements.

FORESTAR GROUP INC.
CONSOLIDATED STATEMENTS OF TOTAL EQUITY
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Non-controlling Interests	Total Equity
	(In millions, except share data)
Balances at September 30, 2019 (47,997,366 shares)	$48.0	$602.2	$158.1	$0.6	$808.9
Net income (loss)	—	—	16.9	(0.1)	16.8
Stock issued under employee benefit plans (27,993 shares)	—	—	—	—	—
Cash paid for shares withheld for taxes	—	(0.2)	—	—	(0.2)
Stock-based compensation expense	—	0.5	—	—	0.5
Distributions to noncontrolling interests	—	—	—	(0.4)	(0.4)
Balances at December 31, 2019 (48,025,359 shares)	$48.0	$602.5	$175.0	$0.1	$825.6
Net income	—	—	9.6	0.8	10.4
Stock-based compensation expense	—	0.8	—	—	0.8
Balances at March 31, 2020 (48,025,359 shares)	$48.0	$603.3	$184.6	$0.9	$836.8

	Common Stock	Additional Paid-in Capital	Retained Earnings	Non-controlling Interests	Total Equity
	(In millions, except share data)
Balances at September 30, 2018 (41,939,403 shares)	$41.9	$506.3	$125.1	$1.2	$674.5
Net income	—	—	3.3	0.6	3.9
Stock issued under employee benefit plans (20,463 shares)	0.1	—	—	—	0.1
Cash paid for shares withheld for taxes	—	(0.1)	—	—	(0.1)
Stock-based compensation expense	—	0.1	—	—	0.1
Distributions to noncontrolling interests	—	—	—	(0.5)	(0.5)
Balances at December 31, 2018 (41,959,866 shares)	$42.0	$506.3	$128.4	$1.3	$678.0
Net income	—	—	10.1	2.7	12.8
Stock-based compensation expense	—	0.1	—	—	0.1
Distributions to noncontrolling interests	—	—	—	(3.1)	(3.1)
Balances at March 31, 2019 (41,959,866 shares)	$42.0	$506.4	$138.5	$0.9	$687.8

See accompanying notes to consolidated financial statements.

FORESTAR GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended March 31,
	2020	2019
	(In millions)
OPERATING ACTIVITIES
Net income	$27.1	$16.7
Adjustments:
Depreciation and amortization	3.4	3.0
Deferred income taxes	9.4	3.9
Equity in earnings of unconsolidated ventures	(0.8)	(0.6)
Distributions of earnings of unconsolidated ventures	—	4.9
Stock-based compensation expense	1.3	0.2
Real estate and land option charges	0.4	0.4
Gain on sale of assets	(0.1)	(0.9)
Changes in operating assets and liabilities:
Increase in real estate	(170.7)	(353.5)
Increase in other assets	(4.5)	(1.6)
(Decrease) increase in accounts payable and other accrued liabilities	(1.0)	12.6
Increase in earnest money deposits on sales contracts	11.0	29.5
Decrease in income taxes receivable	0.7	1.9
Net cash used in operating activities	(123.8)	(283.5)
INVESTING ACTIVITIES
Expenditures for property, equipment, software and other	(0.2)	(0.8)
Return of investment in unconsolidated ventures	2.4	0.1
Proceeds from sale of assets	1.3	—
Net cash provided by (used in) investing activities	3.5	(0.7)
FINANCING ACTIVITIES
Additions to debt	300.0	40.0
Repayment of debt	(118.9)	(5.0)
Deferred financing fees	(4.8)	—
Distributions to noncontrolling interests, net	(0.4)	(3.6)
Cash paid for shares withheld for taxes	(0.2)	(0.1)
Net cash provided by financing activities	175.7	31.3
Net increase (decrease) in cash and cash equivalents	55.4	(252.9)
Cash and cash equivalents at beginning of period	382.8	335.0
Cash and cash equivalents at end of period	$438.2	$82.1

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

In October 2017, Forestar became a majority-owned subsidiary of D.R. Horton, Inc. (D.R. Horton) by virtue of a merger with a wholly-owned subsidiary of D.R. Horton. Immediately following the merger, D.R. Horton owned 75% of the Company's outstanding common stock. In connection with the merger, the Company entered into certain agreements with D.R. Horton including a Stockholder’s Agreement, a Master Supply Agreement, and a Shared Services Agreement. D.R. Horton is considered a related party of Forestar under GAAP. At March 31, 2020, D.R. Horton owned approximately 65% of the Company's outstanding common stock.

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform,” which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (LIBOR) or by another reference rate expected to be discontinued. The guidance was effective beginning March 12, 2020 and the Company may elect to apply the amendments prospectively through December 31, 2022. This guidance has not and is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

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

Note 3—Real Estate

Real estate consists of:

	March 31, 2020	September 30, 2019
	(In millions)
Developed and under development projects	$1,171.0	$1,011.8
Undeveloped land	28.2	17.1
	$1,199.2	$1,028.9

In the six months ended March 31, 2020, the Company invested $283.5 million for the acquisition of residential real estate and $223.5 million for the development of residential real estate. At March 31, 2020 and September 30, 2019, undeveloped land primarily consists of undeveloped land which the Company has the contractual right to sell to D.R. Horton within approximately one year of its purchase or, if D.R. Horton elects, at an earlier date, at a sales price equal to the carrying value of the land at the time of sale plus additional consideration which ranges from 12% to 16% per annum.

During the latter part of March and to date in April, the impacts of COVID-19 and the related widespread reductions in economic activity have affected the Company’s business operations and the demand for residential lots. The Company’s lot sales pace has declined as homebuilders have slowed their purchases of lots to adjust to lower levels of home sales orders as a result of the pandemic. There is uncertainty regarding the extent and timing of disruption that COVID-19 and related government directives, actions and economic relief efforts will have on the U.S. economy, capital markets and demand for our lots. The extent to which COVID-19 impacts the Company’s operational and financial performance will depend on future developments, including the duration and spread of COVID-19 and the impact on the Company’s customers, trade partners and employees, all of which are highly uncertain and cannot be predicted. If economic and housing market conditions are adversely affected for a prolonged period, the Company may be required evaluate its real estate for potential impairment. These evaluations could result in impairment charges which could be significant.

Note 4—Revenues

Revenues consist of:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
	(In millions)
Residential lot sales	$156.4	$49.3	$373.5	$84.0
Residential tract sales	—	—	30.0	—
Commercial tract sales	2.5	15.0	2.5	18.5
Other	0.2	1.0	0.4	1.3
	$159.1	$65.3	$406.4	$103.8

Note 5—Capitalized Interest

The Company capitalizes interest costs to real estate throughout the development period (active real estate). Capitalized interest is charged to cost of sales as the related real estate is sold to the buyer. During periods in which the Company’s active real estate is lower than its debt level, a portion of the interest incurred is reflected as interest expense in the period incurred. During the first six months of fiscal 2020 and fiscal year 2019, the Company’s active real estate exceeded its debt level, and all interest incurred was capitalized to real estate.

The following table summarizes the Company’s interest costs incurred, capitalized and expensed during the three and six months ended March 31, 2020 and 2019.

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
	(In millions)
Capitalized interest, beginning of period	$29.8	$5.3	$23.7	$3.2
Interest incurred	10.6	2.9	20.5	5.7
Interest charged to cost of sales	(2.5)	(0.5)	(6.3)	(1.2)
Capitalized interest, end of period	$37.9	$7.7	$37.9	$7.7

Note 6—Investment in Unconsolidated Ventures

At March 31, 2020, the Company had ownership interests in four ventures that it accounted for using the equity method. Combined summarized balance sheet and income statement information for these unconsolidated ventures follows:

	March 31, 2020	September 30, 2019
	(In millions)
Assets:
Cash and cash equivalents	$1.4	$1.6
Real estate	9.4	13.6
Other assets	0.2	0.1
Total assets	$11.0	$15.3
Liabilities and Equity:
Accounts payable and other liabilities	$0.4	$0.3
Equity	10.6	15.0
Total liabilities and equity	$11.0	$15.3

Forestar's investment in unconsolidated ventures	$5.7	$7.3

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
	(In millions)
Revenues	$1.0	$—	$3.0	$1.8
Earnings	$0.6	$—	$2.0	$1.4
Forestar's equity in earnings of unconsolidated ventures	$0.3	$—	$0.8	$0.6

Note 7—Other Assets, Accrued Expenses and Other Liabilities

The Company's other assets at March 31, 2020 and September 30, 2019 were as follows:

	March 31, 2020	September 30, 2019
	(In millions)
Receivables, net	$1.0	$1.1
Lease right of use assets	2.7	—
Prepaid expenses	4.4	3.4
Land purchase contract deposits	6.9	5.1
Other assets	6.0	4.1
	$21.0	$13.7

The Company's accrued expenses and other liabilities at March 31, 2020 and September 30, 2019 were as follows:

	March 31, 2020	September 30, 2019
	(In millions)
Accrued employee compensation and benefits	$6.7	$5.6
Accrued property taxes	1.2	2.1
Lease liabilities	2.9	—
Accrued interest	14.3	13.5
Contract liabilities	3.1	2.5
Deferred income	9.4	9.3
Accrued development costs	27.0	35.4
Other accrued expenses	6.9	8.4
Other liabilities	3.5	2.8
	$75.0	$79.6

Note 8—Debt

The Company's notes payable at their principal amounts, net of unamortized discounts and debt issuance costs, consist of the following:

	March 31, 2020	September 30, 2019
	(In millions)
Unsecured:
3.75% convertible senior notes due 2020	$—	$116.7
8.0% senior notes due 2024 (1)	344.5	343.8
5.0% senior notes due 2028 (1)	295.6	—
Revolving credit facility	—	—
	$640.1	$460.5
______________
(1)Debt issuance costs that were deducted from the carrying amounts of the senior notes totaled $9.9 million and $6.2 million at March 31, 2020 and September 30, 2019, respectively.

Bank Credit Facility

The Company has a $380 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $570 million, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the revolving credit commitment. Borrowings under the revolving credit facility are subject to a borrowing base based on the book value of the Company's real estate assets and unrestricted cash. Letters of credit issued under the facility reduce the available borrowing capacity. At March 31, 2020, there were no borrowings outstanding and $31.0 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $349.0 million. There were no borrowings or repayments under the facility during the six months ended March 31, 2020.

In October 2019, the revolving credit facility was amended to extend its maturity date to October 2, 2022. The maturity date may be extended by up to one year on up to two additional occasions, subject to the approval of lenders holding a majority of the commitments.

The revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require a minimum level of tangible net worth, a minimum level of liquidity, and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At March 31, 2020, the Company was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility.

Senior Notes

In February 2020, the Company issued $300 million principal amount of 5.0% senior notes due 2028 pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (Securities Act). The notes mature March 1, 2028 with interest payable semi-annually and represent senior unsecured obligations that rank equally in right of payment to all existing and future senior unsecured indebtedness. The notes may be redeemed prior to maturity, subject to certain limitations and premiums defined in the indenture agreement. On or after March 1, 2023, the notes may be redeemed at 102.5% of their principal amount plus any accrued and unpaid interest. The redemption price decreases annually on a ratable basis to par by March 1, 2026 in accordance with the indenture. The notes are guaranteed by each of the Company's subsidiaries to the extent such subsidiaries guarantee the Company's revolving credit facility. The annual effective interest rate of the notes after giving effect to the amortization of financing costs is 5.2%. The Company also has $350 million principal amount of 8.0% senior notes due 2024 outstanding.

In March 2020, the Company repaid $118.9 million principal amount of its 3.75% convertible senior notes in cash at maturity.

The indentures governing the senior notes require that, upon the occurrence of both a change of control and a rating decline (each as defined in the indenture), the Company offer to purchase the notes at 101% of their principal amount. If the Company or its restricted subsidiaries dispose of assets, under certain circumstances, the Company will be required to either invest the net cash proceeds from such asset sales in its business within a specified period of time, repay certain senior secured debt or debt of its non-guarantor subsidiaries, or make an offer to purchase a principal amount of the notes equal to the excess net cash proceeds at a purchase price of 100% of their principal amount. The indentures contain covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries to pay dividends or distributions, repurchase equity, prepay subordinated debt and make certain investments; incur additional debt or issue mandatorily redeemable equity; incur liens on assets; merge or consolidate with another company or sell or otherwise dispose of all or substantially all of the Company’s assets; enter into transactions with affiliates; and allow to exist certain restrictions on the ability of subsidiaries to pay dividends or make other payments.

At March 31, 2020, the Company was in compliance with all of the limitations and restrictions associated with its senior note obligations.

On April 20, 2020, the Board of Directors authorized the repurchase of up to $30 million of the Company’s debt securities. The authorization becomes effective on April 30, 2020 and has no expiration date.

Note 9—Fair Value Measurements

Fair value is the exchange price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants. In arriving at a fair value measurement, the Company uses a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable. The three levels of inputs used to establish fair value are the following:
•Level 1 — Quoted prices in active markets for identical assets or liabilities;
•Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and
•Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company elected not to use the fair value option for cash and cash equivalents and debt.

For the financial assets and liabilities that the Company does not reflect at fair value, the following tables present both their respective carrying value and fair value at March 31, 2020 and September 30, 2019.

		Fair Value at March 31, 2020
	Carrying Value	Level 1	Level 2	Level 3	Total
	(in millions)
Cash and cash equivalents (a)	$438.2	$438.2	$—	$—	$438.2
Debt (b)	640.1	—	602.5	—	602.5

		Fair Value at September 30, 2019
	Carrying Value	Level 1	Level 2	Level 3	Total
	(in millions)
Cash and cash equivalents (a)	$382.8	$382.8	$—	$—	$382.8
Debt (b)	460.5	—	497.3	—	497.3
 _____________________
(a) The fair values of cash and cash equivalents approximate their carrying values due to their short-term nature and are classified as Level 1 within the fair value hierarchy.
(b) At March 31, 2020 and September 30, 2019, debt consisted of the Company's senior notes. The fair value of the senior notes is determined based on quoted prices, which is classified as Level 2 within the fair value hierarchy.

Non-financial assets measured at fair value on a non-recurring basis principally include real estate assets which the Company reviews for indicators of potential impairment and performs impairment evaluations when necessary. Real estate impairment charges are included in cost of sales in the Company's consolidated statements of operations. For the three and six months ended March 31, 2020, the Company recorded land option charges of $0.1 million and $0.4 million.

Note 10—Earnings per Share

The computations of basic and diluted earnings per share are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
	(In millions, except share and per share amounts)
Numerator:
Net income attributable to Forestar Group Inc.	$9.6	$10.1	$26.4	$13.4
Denominator:
Weighted average common shares outstanding — basic	48,025,359	41,959,866	48,018,246	41,956,179
Dilutive effect of share based compensation	57,592	6,233	56,439	6,220
Total weighted average shares outstanding — diluted	48,082,951	41,966,099	48,074,685	41,962,399

Basic net income per common share attributable to Forestar Group Inc.	$0.20	$0.24	$0.55	$0.32
Diluted net income per common share attributable to Forestar Group Inc.	$0.20	$0.24	$0.55	$0.32

In March 2020, the Company repaid $118.9 million principal amount of its 3.75% convertible senior notes in cash at maturity. The notes had no impact on diluted net income per share in any of the prior periods presented.

Note 11—Income Taxes

The Company’s income tax expense for the three and six months ended March 31, 2020 was $3.3 million and $8.7 million compared to $3.6 million and $4.6 million in the prior year periods. The effective tax rate was 24.1% and 24.3% for the three and six months ended March 31, 2020 compared to 22.0% and 21.6% in the prior year periods. The Company's effective tax rate for all periods includes an expense for state income taxes and nondeductible expenses and a benefit related to noncontrolling interests.

At March 31, 2020 and September 30, 2019, deferred tax assets, net of deferred tax liabilities, were $11.3 million and $20.7 million, offset by a valuation allowance of $3.3 million at both dates for the portion of the deferred tax assets that the Company has determined is more likely than not to be unrealizable. The valuation allowance was recorded because it is more likely than not that a portion of the Company's state deferred tax assets, primarily net operating loss (NOL) carryforwards, will not be realized because the Company is no longer operating in some states or the NOL carryforward periods are too brief to realize the related deferred tax asset. The Company will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance on its deferred tax assets. Any reversal of the valuation allowance in future periods will impact the effective tax rate.

The Company's unrecognized tax benefits totaled $1.6 million at March 31, 2020, all of which would affect its effective tax rate, if recognized.

Note 12 — Stockholders' Equity and Stock-Based Compensation

Stockholders' Equity

The Company has an effective shelf registration statement filed with the Securities and Exchange Commission (SEC) in September 2018 registering $500 million of equity securities. At March 31, 2020, $394.3 million remains available for issuance under the shelf registration statement.

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

During the three months ended March 31, 2020, a total of 175,325 time-based RSUs were granted. The weighted average grant date fair value of these equity awards was $16.01 per unit, and they vest annually in equal installments over periods of three to five years. Total stock-based compensation expense related to the Company's restricted stock units for the three and six months ended March 31, 2020 was $0.8 million and $1.3 million, respectively, and in both periods includes $0.5 million of stock-based compensation expense related to employees that were retirement eligible on the date of grant.

Note 13—Commitments and Contingencies

Contractual Obligations and Off-Balance Sheet Arrangements

In support of the Company's residential lot development business, it issues letters of credit under the revolving credit facility and has a surety bond program that provides financial assurance to beneficiaries related to the execution and performance of certain development obligations. At March 31, 2020, the Company had outstanding letters of credit of $31.0 million under the revolving credit facility and surety bonds of $174.6 million, issued by third parties to secure performance under various contracts. The Company expects that its performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When the Company completes its performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving the Company with no continuing obligations. The Company has no material third-party guarantees.

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

Note 14—Related Party Transactions

In October 2017, the Company entered into a Shared Services Agreement with D.R. Horton whereby D.R. Horton provides the Company with certain administrative, compliance, operational and procurement services. During the six months ended March 31, 2020 and 2019, the Company paid D.R. Horton $2.6 million and $1.0 million for these shared services and $1.0 million and $0.6 million for the cost of health insurance and other employee benefits. These expenses are included in selling, general and administrative expense in the consolidated statements of operations.

Under the terms of the Master Supply Agreement with D.R. Horton, both companies identify land development opportunities to expand Forestar's portfolio of assets. At March 31, 2020 and September 30, 2019, the Company owned or controlled through option purchase contracts approximately 52,300 and 38,300 residential lots, of which D.R. Horton had the following involvement.

	March 31, 2020	September 30, 2019
	(Dollars in millions)
Residential lots under contract to sell to D.R. Horton	14,200	12,800
Residential lots subject to right of first offer with D.R. Horton	14,400	10,600
Earnest money deposits from D.R. Horton for lots under contract	$98.4	$88.7
Remaining purchase price of lots under contract with D.R. Horton	$1,033.1	$953.8

In the three months ended March 31, 2020 and 2019, the Company's residential lot sales totaled 1,951 and 548, and lot sales revenues were $156.4 million and $49.3 million. In the six months ended March 31, 2020 and 2019, the Company's residential lot sales totaled 4,373 and 1,066, and lot sales revenues were $373.5 million and $84.0 million. Lot and land sales to D.R. Horton during those periods were as follows.

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
	(Dollars in millions)
Residential single-family lots sold to D.R. Horton	1,906	453	4,296	908
Residential lot sales revenues from sales to D.R. Horton	$151.2	$37.7	$366.8	$70.2
Residential tract acres sold to D.R. Horton	—	—	36	—
Residential tract sales revenues from sales to D.R. Horton	$—	$—	$7.2	$—

In addition, a decrease in contract liabilities increased revenues on lot sales to D.R. Horton by $0.8 million and $2.1 million in the three months ended March 31, 2020 and 2019 and an increase in contract liabilities decreased revenues on lot sales to D.R. Horton by $0.6 million and $1.5 million in the six months ended March 31, 2020 and 2019.

During the three and six months ended March 31, 2020, the Company reimbursed D.R. Horton approximately $5.5 million and $16.2 million for previously paid earnest money and $8.2 million and $13.3 million for pre-acquisition and other due diligence and development costs related to land purchase contracts whereby D.R. Horton assigned its rights under these land purchase contracts to the Company. During the three and six months ended March 31, 2019, the Company reimbursed D.R. Horton approximately $4.7 million and $16.8 million for previously paid earnest money and $0.7 million and $3.7 million for pre-acquisition and other due diligence and development costs.

During the three and six months ended March 31, 2020, the Company paid D.R. Horton $1.5 million and $2.9 million for land development services compared to $0.3 million and $0.8 million for these services in the prior year periods. These amounts are included in cost of sales in the Company’s consolidated statements of operations.

At March 31, 2020 and September 30, 2019, undeveloped land was $28.2 million and $17.1 million. Undeveloped land primarily consists of undeveloped land which the Company has the contractual right to sell to D.R. Horton within approximately one year of its purchase or, if D.R. Horton elects, at an earlier date, at a sales price equal to the carrying value of the land at the time of sale plus additional consideration which ranges from 12% to 16% per annum.

At March 31, 2020 and September 30, 2019, accrued expenses and other liabilities on the Company's consolidated balance sheets included $4.8 million and $2.2 million owed to D.R. Horton for any accrued and unpaid shared service charges, land purchase contract deposits and due diligence and other development cost reimbursements.

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

Our Operations

We are a residential lot development company with operations in 50 markets in 21 states as of March 31, 2020. In October 2017, we became a majority-owned subsidiary of D.R. Horton, Inc. Our alignment with and support from D.R. Horton provides us an opportunity to grow our business into a national, well-capitalized residential lot developer selling lots to D.R. Horton and other homebuilders. As our controlling shareholder, D.R. Horton has significant influence in guiding our strategic direction and operations. Our strategy is focused on making investments in land acquisition and development to expand our residential lot development business across a geographically diversified national platform. We are primarily investing in short duration, phased development projects that generate returns similar to production-oriented homebuilders. This strategy is a unique, lower-risk business model that we expect will produce more consistent returns than other public and private land developers. We also make short term investments in finished lots (lot banking) and undeveloped land with the intent to sell these assets within a short time period, primarily to D.R. Horton, utilizing available capital prior to its deployment into longer term lot development projects.

COVID-19

Economic fundamentals remained solid in the housing and residential lot development markets throughout most of the second quarter of fiscal 2020. During the latter part of March and to date in April, the impacts of the COVID-19 pandemic (COVID-19) and the related widespread reductions in economic activity have affected our business operations and the demand for our residential lots. Our lot sales pace has declined as homebuilders have slowed their purchases of lots to adjust to lower levels of home sales orders as a result of the pandemic.

In almost all municipalities across the U.S. where social distancing and other restrictions have been issued, residential construction has been designated an essential business as part of critical infrastructure. We have continued our lot development operations in those markets where allowed in order to supply homebuilders with finished lots for residential construction. We have implemented operational protocols to comply with social distancing and other health and safety standards as required by federal, state and local government agencies, taking into consideration guidelines of the Centers for Disease Control and Prevention and other public health authorities.

Our results of operations can be affected by changes in economic conditions that negatively impact the housing and land development markets. There is uncertainty regarding the extent and timing of disruption that COVID-19 and related government directives, actions and significant economic relief efforts will have on the U.S. economy, capital markets and demand for our lots. The extent to which COVID-19 impacts our operational and financial performance will depend on future developments, including the duration and spread of COVID-19 and the impact on our customers, trade partners and employees, all of which are highly uncertain and cannot be predicted.

We believe we are well positioned to operate in this uncertain environment because of our relationship with D.R. Horton, our low net leverage and strong liquidity position. During this period of uncertainty, we intend to limit our land acquisition spending and carefully monitor lot development spending based on our current and anticipated future sales pace.

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

Results of Operations

The following tables and related discussion set forth key operating and financial data as of and for the three and six months ended March 31, 2020 and 2019.

Operating Results

Components of pre-tax income were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
	(In millions)
Revenues	$159.1	$65.3	$406.4	$103.8
Cost of sales	136.6	43.6	353.2	74.3
Selling, general and administrative expense	11.2	6.2	21.7	11.9
Equity in earnings of unconsolidated ventures	(0.3)	—	(0.8)	(0.6)
Gain on sale of assets	(0.3)	—	(0.1)	(0.9)
Interest and other income	(1.8)	(0.9)	(3.4)	(2.2)
Income before income taxes	$13.7	$16.4	$35.8	$21.3

Lot Sales

Residential lots sold consist of:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Development projects	1,272	412	2,678	874
Lot banking projects	679	136	1,695	192
	1,951	548	4,373	1,066

Average sales price per lot (a)	$79,738	$86,177	$85,563	$80,243
 _______________
(a) Excludes any impact from change in contract liabilities.

Revenues

Revenues consist of:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
	(In millions)
Residential lot sales:
Development projects	$98.6	$34.5	$216.2	$70.6
Lot banking projects	57.0	12.7	157.9	14.9
Decrease (increase) in contract liabilities	0.8	2.1	(0.6)	(1.5)
	156.4	49.3	373.5	84.0
Residential tract sales	—	—	30.0	—
Commercial tract sales	2.5	15.0	2.5	18.5
Other	0.2	1.0	0.4	1.3
	$159.1	$65.3	$406.4	$103.8

Residential lots sold and residential lot sales revenues have increased as we have grown our business primarily through our strategic relationship with D.R. Horton. In the three months ended March 31, 2020, we sold 1,906 residential lots to D.R. Horton for $151.2 million, compared to 453 residential lots sold to D.R. Horton for $37.7 million in the prior year period. In the six months ended March 31, 2020, we sold 4,296 residential lots to D.R. Horton for $366.8 million, compared to 908 residential lots sold to D.R. Horton for $70.2 million in the prior year period. At March 31, 2020, our lot position consisted of 52,300 residential lots, of which approximately 35,800 were owned and 16,500 were controlled through option purchase contracts. Of our total owned and controlled residential lots, approximately 14,200 are under contract to sell to D.R. Horton. Additionally, D.R. Horton has the right of first offer on approximately 14,400 of these lots based on executed purchase and sale agreements. At March 31, 2020, lots owned included approximately 4,400 that are fully developed, of which approximately 2,100 are related to lot banking. At March 31, 2020, we had approximately 200 lots under contract to sell to builders other than D.R. Horton.

Residential tract sales in the six months ended March 31, 2020 consists of approximately 580 residential tract acres sold to third parties for $22.8 million and approximately 36 residential tract acres to D.R. Horton for $7.2 million.

Commercial tract sales in the three and six months ended March 31, 2020 consists of approximately 8 commercial tract acres sold to a third party for $2.5 million. Commercial tract sales in the three and six months ended March 31, 2019 primarily consists of the sale of approximately 44 commercial tract acres from a consolidated joint venture for $14.8 million.

Cost of sales in the three and six months ended March 31, 2020 increased as compared to the prior year periods primarily due to the increases in the number of lots sold. Cost of sales related to residential and commercial tract sales in the three and six months ended March 31, 2020 was $2.4 million and $23.9 million, respectively.

Selling, General and Administrative (SG&A) Expense and Other Income Statement Items

SG&A expense in the three and six months ended March 31, 2020 was $11.2 million and $21.7 million, respectively, compared to $6.2 million and $11.9 million in the prior year periods. Our SG&A expenses primarily consist of employee compensation and related costs. Our business operations employed 121 and 51 employees at March 31, 2020 and 2019, respectively.

Interest and other income principally represents interest earned on our cash deposits.

Income Taxes

Our income tax expense for the three and six months ended March 31, 2020 was $3.3 million and $8.7 million compared to $3.6 million and $4.6 million in the prior year periods. Our effective tax rate was 24.1% and 24.3% for the three and six months ended March 31, 2020 compared to 22.0% and 21.6% in the prior year periods. Our effective tax rate for all periods includes an expense for state income taxes and nondeductible expenses and a benefit related to noncontrolling interests.

At March 31, 2020 and September 30, 2019, deferred tax assets, net of deferred tax liabilities, were $11.3 million and $20.7 million, offset by a valuation allowance of $3.3 million at both dates for the portion of the deferred tax assets that we have determined is more likely than not to be unrealizable. The valuation allowance was recorded because it is more likely than not that a portion of our state deferred tax assets, primarily net operating loss (NOL) carryforwards, will not be realized because we are no longer operating in some states or the NOL carryforward periods are too brief to realize the related deferred tax asset. We will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance on our deferred tax assets. Any reversal of the valuation allowance in future periods will impact our effective tax rate.

Our unrecognized tax benefits totaled $1.6 million at March 31, 2020, all of which would affect our effective tax rate, if recognized.

Liquidity and Capital Resources

Our strategic relationship with D.R. Horton has provided us with an opportunity for substantial growth. Since our merger with D.R. Horton, we have funded our growth with available cash, borrowings under our revolving credit facility and the issuance of senior unsecured notes and common stock. At March 31, 2020, we had $438.2 million of cash and cash equivalents and $349.0 million of available borrowing capacity on our revolving credit facility. We have no senior note maturities until fiscal 2024. We believe we are well positioned to operate in this uncertain environment because of our relationship with D.R. Horton, our low net leverage and strong liquidity position. During this period of uncertainty, we intend to limit our land acquisition spending and carefully monitor lot development spending based on our current and anticipated future sales pace. During late March and April, homebuilders have slowed their purchases of lots to adjust to lower levels of new home demand. As a result of decreased demand, Forestar may need to amend the terms of existing lot sale contracts with homebuilders to adjust to current market conditions. These amendments could include changes in the timing, amount and pricing of lots to be purchased, the amount of earnest money deposits, and other payment terms. Such amendments, if significant, could adversely impact our future results of operations and liquidity position.

At March 31, 2020, our ratio of debt to total capital (debt divided by stockholders’ equity plus debt) was 43.4% compared to 36.3% at September 30, 2019 and 17.8% at March 31, 2019. At March 31, 2020, our ratio of net debt to total capital (debt net of unrestricted cash divided by stockholders’ equity plus debt net of unrestricted cash) was 19.5% compared to 8.8% at September 30, 2019 and 10.8% at March 31, 2019. Over the long term, we intend to maintain our ratio of net debt to total capital at or below 40%. We believe that the ratio of net debt to total capital is useful in understanding the leverage employed in our operations.

We believe that our existing cash resources and revolving credit facility will provide sufficient liquidity to fund our near-term working capital needs and debt obligations. Our ability to achieve our long-term growth objectives will depend on our ability to obtain financing in sufficient amounts. We regularly evaluate alternatives for managing our capital structure and liquidity profile in consideration of expected cash flows, growth and operating capital requirements and capital market conditions. We may, at any time, be considering or preparing for the purchase or sale of our debt securities, the sale of our common stock or a combination thereof. However, due to the current economic uncertainties related to COVID-19 and the related disruption in the financial markets we may be limited in accessing the capital markets or the cost of accessing these markets could become more expensive.

Bank Credit Facility

We have a $380 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $570 million, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the revolving credit commitment. Borrowings under the revolving credit facility are subject to a borrowing base based on the book value of our real estate assets and unrestricted cash. Letters of credit issued under the facility reduce the available borrowing capacity. At March 31, 2020, there were no borrowings outstanding and $31.0 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $349.0 million. There were no borrowings or repayments under the facility during the six months ended March 31, 2020.

In October 2019, the revolving credit facility was amended to extend its maturity date to October 2, 2022. The maturity date may be extended by up to one year on up to two additional occasions, subject to the approval of lenders holding a majority of the commitments.

The revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require a minimum level of tangible net worth, a minimum level of liquidity, and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At March 31, 2020, we were in compliance with all of the covenants, limitations and restrictions of our revolving credit facility.

Senior Notes

In February 2020, we issued $300 million principal amount of 5.0% senior notes issued in February 2020 pursuant to Rule 144A and Regulation S under the Securities Act. The notes mature March 1, 2028 with interest payable semi-annually and represent senior unsecured obligations that rank equally in right of payment to all existing and future senior unsecured indebtedness. The notes may be redeemed prior to maturity, subject to certain limitations and premiums defined in the indenture agreement. On or after March 1, 2023, the notes may be redeemed at 102.5% of their principal amount plus any accrued and unpaid interest. The redemption price decreases annually on a ratable basis to par by March 1, 2026 in accordance with the indenture. The notes are guaranteed by each of our subsidiaries to the extent such subsidiaries guarantee our revolving credit facility. The annual effective interest rate of the notes after giving effect to the amortization of financing costs is 5.2%. We also have $350 million principal amount of 8.0% senior notes due 2024 outstanding.

In March 2020, we repaid $118.9 million principal amount of our 3.75% convertible senior notes in cash at maturity.

The indentures governing the senior notes require that, upon the occurrence of both a change of control and a rating decline (each as defined in the indenture), we offer to purchase the notes at 101% of their principal amount. If we or our restricted subsidiaries dispose of assets, under certain circumstances, we will be required to either invest the net cash proceeds from such asset sales in our business within a specified period of time, repay certain senior secured debt or debt of our non-guarantor subsidiaries, or make an offer to purchase a principal amount of the notes equal to the excess net cash proceeds at a purchase price of 100% of their principal amount. The indentures contain covenants that, among other things, restrict the ability of us and our restricted subsidiaries to pay dividends or distributions, repurchase equity, prepay subordinated debt and make certain investments; incur additional debt or issue mandatorily redeemable equity; incur liens on assets; merge or consolidate with another company or sell or otherwise dispose of all or substantially all of our assets; enter into transactions with affiliates; and allow to exist certain restrictions on the ability of subsidiaries to pay dividends or make other payments.

At March 31, 2020, we were in compliance with all of the limitations and restrictions associated with our senior note obligations.

On April 20, 2020, our Board of Directors authorized the repurchase of up to $30 million of debt securities. The authorization becomes effective on April 30, 2020 and has no expiration date.

Shelf Registration Statement

In September 2018, we filed a shelf registration statement with the SEC registering $500 million of equity securities. At March 31, 2020, $394.3 million remains available for issuance under the shelf registration statement.

Contractual Obligations and Off-Balance Sheet Arrangements

In support of our residential lot development business, we issue letters of credit under our revolving credit facility and we have a surety bond program that provides financial assurance to beneficiaries related to the execution and performance of certain development obligations. At March 31, 2020, we had outstanding letters of credit of $31.0 million under the revolving credit facility and surety bonds of $174.6 million, issued by third parties to secure performance under various contracts. We expect that our performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When we complete our performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving us with no continuing obligations. We have no material third-party guarantees.

Operating Cash Flow Activities

In the six months ended March 31, 2020, net cash used in operating activities was $123.8 million compared to $283.5 million in the six months ended March 31, 2019. The decrease in net cash used in operating activities was principally due to higher lot sales volume and net income in the current year, and a smaller increase in real estate assets in the current year.

Investing Cash Flow Activities

In the six months ended March 31, 2020, net cash provided by investing activities was $3.5 million compared to $0.7 million used in investing activities in the six months ended March 31, 2019. The cash provided by investing activities in the current year is primarily the result of distributions received from our unconsolidated ventures.

Financing Cash Flow Activities

In the six months ended March 31, 2020, net cash provided by financing activities was $175.7 million, consisting primarily of proceeds from the issuance of $300 million principal amount of 5.0% senior notes which was partially offset by the repayment of $118.9 million principal amount of our 3.75% convertible senior notes at maturity. In the six months ended March 31, 2019, net cash provided by financing activities was $31.3 million, consisting primarily of proceeds from amounts drawn on the revolving credit facility totaling $40 million, partially offset by repayments totaling $5 million.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q and other materials we have filed or may file with the Securities and Exchange Commission contain “forward-looking statements” within the meaning of the federal securities laws. These forward-looking statements are identified by their use of terms and phrases such as “believe,” “anticipate,” “could,” “estimate,” “likely,” “intend,” “may,” “plan,” “expect,” and similar expressions, including references to assumptions. These statements reflect our current views with respect to future events and are subject to risks and uncertainties. We note that a variety of factors and uncertainties could cause our actual results to differ significantly from the results discussed in the forward-looking statements. Factors and uncertainties that might cause such differences include, but are not limited to:
•the impact of COVID-19 on the economy and our business;
•the effect of D.R. Horton's controlling level of ownership on us and the holders of our securities;
•our ability to realize the potential benefits of the strategic relationship with D.R. Horton;
•the effect of our strategic relationship with D.R. Horton on our ability to maintain relationships with our vendors and customers;
•demand for new housing, which can be affected by a number of factors including the availability of mortgage credit, job growth and fluctuations in interest rates;
•competitive actions by other companies;
•accuracy of estimates and other assumptions related to investment in and development of real estate, the expected timing and pricing of land and lot sales and related cost of real estate sales;
•our ability to comply with our debt covenants, restrictions and limitations;
•our ability to hire and retain key personnel;
•changes in governmental policies, laws or regulations and actions or restrictions of regulatory agencies;
•general economic, market or business conditions where our real estate activities are concentrated;
•our ability to achieve our strategic initiatives;
•our ability to obtain future entitlement and development approvals;
•our ability to obtain or the availability of surety bonds to secure our performance related to construction and development activities and the pricing of bonds;
•obtaining reimbursements and other payments from governmental districts and other agencies and timing of such payments;
•the levels of resale housing inventory in our projects and the regions in which they are located;
•fluctuations in costs and expenses, including impacts from shortages in materials or labor;
•the opportunities (or lack thereof) that may be presented to us and that we may pursue;
•the strength of our information technology systems and the risk of cybersecurity breaches; and
•the conditions of the capital markets and our ability to raise capital to fund expected growth.

Other factors, including the risk factors described in Item 1A of our 2019 Annual Report on Form 10-K, as supplemented by Part II, Item 1A in this Quarterly Report on Form 10-Q, may also cause actual results to differ materially from those projected by our forward-looking statements. New factors emerge from time to time and it is not possible for us to predict all such factors, nor can we assess the impact of any such factor on our business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

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

Our fixed rate debt consists of $350 million principal amount of 8.0% senior notes due April 2024 and $300 million principal amount of 5.0% senior notes due March 2028. Our variable rate debt consists of a $380 million senior unsecured revolving credit facility. At March 31, 2020, we had no borrowings outstanding under the revolving credit facility.

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

(b) Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the risk factors previously identified in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, we have added the following two risk factors to expand our discussion of risks related to public heath issues and other events that may impact our business.

Public health issues such as a major epidemic or pandemic could adversely affect our business or financial results.

The U.S. and other countries have experienced, and may experience in the future, outbreaks of contagious diseases that affect public health and public perception of health risk. In December 2019, a novel coronavirus (COVID-19) emerged in the Wuhan region of China and has subsequently spread worldwide. The World Health Organization has declared COVID-19 a pandemic, resulting in federal, state and local governments and private entities mandating various restrictions requiring closure of non-essential businesses and recommending people to remain at home in all of our operating markets. Although there can be no assurance decisions will not change in the future, in almost all municipalities across the U.S. where a shelter in place order has been issued, residential construction has been deemed an essential business as part of critical infrastructure. We have continued our lot development operations in those markets and have implemented operational protocols to comply with social distancing and other health and safety standards as required by federal, state and local government agencies.

Our results of operations are affected by economic conditions, including macroeconomic conditions and levels of business confidence and consumer confidence. There is significant uncertainty regarding the extent to which and how long COVID-19 will disrupt the U.S. economy, consumer confidence and the demand for our lots. The extent to which COVID-19 impacts our operational and financial performance will depend on future developments, including the duration and spread of the outbreak and the impact on our customers, trade partners and employees, all of which are highly uncertain and cannot be predicted. If COVID-19 has a significant negative impact on economic conditions over a prolonged period of time, our results of operations and financial condition could be adversely impacted.

The homebuilding and lot development industries are cyclical and affected by changes in economic, real estate or other conditions that could adversely affect our business or financial results.

The homebuilding and lot development industries are cyclical and are significantly affected by changes in general and local economic and real estate conditions, such as:
•employment levels;
•consumer confidence and spending;
•demand for residential lots;
•availability of financing for homebuyers;
•interest rates;
•demographic trends;

Adverse changes in these general and local economic conditions or deterioration in the broader economy would cause a negative impact on our business and financial results and increase the risk for asset impairments and writeoffs. Changes in these economic conditions may affect some of our regions or markets more than others. If adverse conditions affect our larger markets, they could have a proportionately greater impact on us than on some other real estate development companies.

In the past, the federal government’s fiscal and trade policies and economic stimulus actions have created uncertainty in the financial markets and caused volatility in interest rates, which impacted business and consumer behavior. Monetary policy actions affecting interest rates or fiscal policy actions and new legislation related to taxation, spending levels or borrowing limits, along with the related political debates, conflicts and compromises associated with such actions, may negatively impact the financial markets and consumer confidence. Such events could hurt the U.S. economy and the real estate market and in turn, could adversely affect the operating results of our businesses.

Weather conditions and natural disasters, such as hurricanes, tornadoes, earthquakes, volcanic activity, droughts and floods, heavy or prolonged precipitation or wildfires, can harm our business. These can delay our development work, lot closings, adversely affect the cost or availability of materials or labor or damage real estate under construction. The climates and geology of many of the states in which we operate, including California, Florida, Texas and other coastal areas, where we have some of our larger operations and which have experienced recent natural disasters, present increased risks of adverse weather or natural disasters.

Deployments of U.S. military personnel to foreign regions, terrorist attacks, other acts of violence or threats to national security and any corresponding response by the United States or others, related domestic or international instability or civil unrest may cause an economic slowdown in the markets where we operate, which could adversely affect our business.

If we experience any of the foregoing, homebuilders may be less willing or able to buy our residential lots. In the future, our pricing and product strategies may also be limited by market conditions. We may be unable to change the mix of our product offerings, reduce the costs of the residential lots we develop, or satisfactorily address changing market conditions in other ways without adversely affecting our profits and returns. In addition, cancellations of lot sales contracts may increase if homebuilders do not honor their contracts due to any of the factors discussed above.

Item 6. Exhibits

Exhibit	Description

4.1
Indenture, dated as of February 25, 2020, by and among the Company, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed with the Commission on February 25, 2020).

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104**	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101).

*	Filed or furnished herewith.
**	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORESTAR GROUP INC.

Date: April 29, 2020	By:	/s/ Bill W. Wheat
Bill W. Wheat
Principal Financial Officer

Date: April 29, 2020	By:	/s/ Aron M. Odom
Aron M. Odom
Principal Accounting Officer