Form 10-K
period 2020-09-30
Forestar Group Inc.
filed 2020-11-19
CIK 1406587

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing sales price of the Common Stock on the New York Stock Exchange on March 31, 2020, was approximately $190 million. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant (as indicated in Item 12) are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 10% beneficial owners are, in fact, affiliates of the registrant.
As of November 12, 2020, there were 48,070,347 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Selected portions of the Company’s definitive proxy statement for the 2021 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

FORESTAR GROUP INC.
2020 ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business.

Overview

We are a publicly traded residential lot development company listed on the New York Stock Exchange under the ticker symbol "FOR." In October 2017, we became a majority-owned subsidiary of D.R. Horton, Inc. (D.R. Horton) by virtue of a merger with a wholly-owned subsidiary of D.R. Horton. Immediately following the merger, D.R. Horton owned 75% of our outstanding common stock, and as of September 30, 2020 they owned 65% of our outstanding common stock. As our controlling shareholder, D.R. Horton has significant influence in guiding our strategic direction and operations.

In connection with the merger, we entered into certain agreements with D.R. Horton including a Stockholder’s Agreement, a Master Supply Agreement and a Shared Services Agreement. Under the terms of the Master Supply Agreement, we supply finished lots to D.R. Horton at market terms and both companies identify land development opportunities to expand our portfolio of assets. Our alignment with and support from D.R. Horton has allowed us to grow our business into a national, well-capitalized residential lot developer selling lots to D.R. Horton and other homebuilders. Our strategy is focused on making investments in land acquisition and development to expand our residential lot development business across a geographically diversified national platform and consolidating market share in the fragmented U.S. lot development industry. We are primarily investing in short duration, phased development projects that generate returns similar to production-oriented homebuilders. This strategy is a unique, lower-risk business model that we expect will produce more consistent returns than other public and private land developers. We also make short-term investments in finished lots (lot banking) and undeveloped land with the intent to sell these assets within a short time period, primarily to D.R. Horton, utilizing available capital prior to its deployment into longer term lot development projects. At September 30, 2020, we had operations in 49 markets in 21 states, and our lot position consisted of 60,500 residential lots, of which approximately 42,400 were owned and 18,100 were controlled through purchase contracts. Of our total owned residential lots, approximately 14,000 are under contract to sell to D.R. Horton. Additionally, D.R. Horton has the right of first offer on approximately 16,400 of these lots based on executed purchase and sale agreements. At September 30, 2020, lots owned included approximately 5,000 lots that are fully developed, of which approximately 1,400 are related to lot banking. At September 30, 2020, we had approximately 400 lots under contract to sell to builders other than D.R. Horton.

We manage our operations through our real estate segment. Our results of operations, including information regarding our real estate segment, are discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and in Item 8, Financial Statements and Supplementary Data. We conduct our operations in the states and markets listed below.

State	Market	State	Market

Alabama	Birmingham	Maryland	Suburban Washington, D.C.
Huntsville
	Mobile/Baldwin County	Minnesota	Minneapolis/St. Paul

Arizona	Phoenix	Nevada	Las Vegas
Tucson
		New Jersey	Southern New Jersey
California	Los Angeles County
	Modesto/Merced	New Mexico	Albuquerque
Riverside County
	Sacramento	North Carolina	Charlotte
	San Diego County		Greensboro
Raleigh/Durham
Colorado	Denver
	Fort Collins	Pennsylvania	Philadelphia

Florida	Fort Myers/Naples	South Carolina	Charleston
	Jacksonville		Greenville
	Lakeland		Myrtle Beach
Melbourne
	Miami	Tennessee	Knoxville
	Orlando		Nashville
Pensacola/Panama City
	Port St. Lucie	Texas	Austin
	Tampa/Sarasota		Dallas
	Volusia County		Fort Worth
	West Palm Beach		Houston
San Antonio
Georgia	Atlanta
	Augusta	Utah	Salt Lake City

Illinois	Chicago	Virginia	Southern Virginia

Indiana	Indianapolis	Washington	Seattle/Tacoma/Everett

When evaluating new or existing markets for purposes of capital allocation, we consider local, market-specific factors, including among others:
•Economic conditions;
•Employment levels and job growth;
•Local housing affordability;
•Availability of land and lots in desirable locations on acceptable terms;
•Land entitlement and development processes;
•Availability of qualified subcontractors;
•New and secondary home sales activity; and
•Competition.

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
•Site selection, which involves:
–A feasibility study;
–Soil and environmental reviews;
–Review of existing zoning and other governmental requirements;
–Review of the need for and extent of offsite work required to obtain project entitlements and to complete necessary infrastructure; and
–Financial analysis of the potential project;
•Negotiating lot purchase, land acquisition and related contracts;
•Obtaining all necessary land development approvals;
•Selecting land development subcontractors and ensuring their work meets our contracted scopes;
•Planning and managing land development schedules;
•Determining the sales pricing for each lot in a given project;
•Developing and implementing marketing and sales plans; and
•Coordinating all interactions with customers throughout the lot sale process.

Our corporate executives and corporate office personnel provide control and oversight functions to many important risk elements in our operations, including:
•Allocation of capital;
•Cash management;
•Review and approval of business plans and budgets;
•Review, approval and funding of lot and land acquisitions (Board of Directors must approve acquisitions greater than $20 million in accordance with the Stockholder's Agreement);
•Environmental assessments of land and lot acquisitions;
•Review of all business and financial analysis for potential land and lot inventory investments;
•Oversight of lot and land inventory levels;
•Monitoring and analysis of profitability, returns and costs; and
•Review of major personnel decisions and incentive compensation plans.

Our corporate executives and corporate office personnel are responsible for establishing our operational policies and internal control standards and for monitoring compliance with established policies and controls throughout our operations. We have a Shared Services Agreement with D.R. Horton whereby D.R. Horton provides us with certain administrative, compliance, operational and procurement services. Our corporate executives and corporate office departments are responsible for, and provide oversight and review for, the following shared services performed by D.R. Horton:
•Accounting, finance and treasury;
•Risk and litigation management;
•Corporate governance;
•Information technology;

•Income tax;
•Internal audit;
•Investor and media relations; and
•Human resources, payroll and employee benefits.

We have a Master Supply Agreement with D.R. Horton which establishes our business relationship with D.R. Horton as both companies identify residential real estate opportunities. The agreement provides D.R. Horton the right of first offer to purchase, at market prices and terms, up to 100% of the lots from D.R. Horton sourced projects and up to 50% of the lots in the first phase of a Forestar sourced project and up to 50% of the lots in any subsequent phase in which D.R. Horton purchases at least 25% of the lots in the previous phase. D.R. Horton has no such rights on third-party sourced development opportunities. The Master Supply Agreement continues until the earlier of (i) the date at which D.R. Horton owns less than 15% of our voting shares or (ii) June 29, 2037; however, we may terminate the agreement at any time when D.R. Horton owns less than 25% of our voting shares.

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

As long as D.R. Horton owns at least 35% of our voting securities, we must obtain D.R. Horton’s consent to (i) issue any new class of equity or shares of our common stock in excess of certain amounts; (ii) incur, assume, refinance or guarantee debt that would increase our total leverage to greater than 40%; (iii) select, terminate, remove or change compensation arrangements for the Executive Chairman, Chief Executive Officer, Chief Financial Officer and other key senior management; and (iv) make an acquisition or investment greater than $20 million. The Stockholder’s Agreement also established an investment committee to approve new investments up to $20 million.

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

We attempt to mitigate our exposure to real estate inventory risks by:
•Managing our supply of lots and land owned and controlled under purchase contracts in each market based on anticipated future demand;
•Monitoring local market and demographic trends that affect housing demand;
•Limiting the size of our land development projects and focusing on short duration projects;
•Acquiring fully-entitled land and developing the land in phases;
•Focusing on developing lots for entry level housing, the segment where housing demand has been the highest;
•Developing the majority of our lots for a known buyer; and
•Geographically diversifying our land portfolio.

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

Lot/Land Banking

In addition to our residential lot development activities, we also make short-term investments in finished lots (lot banking) and undeveloped land with the intent to sell these assets within a short time period, primarily to D.R. Horton, utilizing available capital prior to its deployment into longer term lot development projects. We manage our level of lot/land banking relative to short-term liquidity and expected future cash requirements for lot development projects.

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

Human Capital Resources

We believe the people who work for our company are our most important resources and are critical to our continued success. We increased our number of employees from 78 at September 30, 2019 to 143 at September 30, 2020 to support the growth of our residential lot development business across a geographically diversified platform. At September 30, 2020, 106 of our employees worked in our regional and divisional offices and 37 worked at our corporate office. In fiscal 2020, our total cost for employee compensation and benefits was $25.0 million. In addition to our employees, we also have a Shared Services Agreement with D.R. Horton whereby D.R. Horton employees provide us with certain administrative, compliance, operational and procurement services.

We focus significant attention toward attracting and retaining talented and experienced individuals to manage and support our operations. Management is committed to supporting the development of our employees in many ways including onboarding programs, training, and providing employees exposure to senior management. We are committed to hiring, developing and supporting a diverse and inclusive workplace. Our management teams are expected to exhibit and promote honest, ethical and respectful conduct in the workplace. All of our employees must adhere to a code of conduct that sets standards for appropriate behavior and includes required internal training on preventing, identifying, reporting and stopping any type of discrimination. We offer our employees a broad range of company-paid benefits, and we believe our compensation package and benefits are competitive with others in our industry. In addition to base pay, all our employees participate in our short-term incentive bonus program and certain employees participate in our long-term stock incentive program. Additional information about our employee benefit plans is included in Note 13.

As a result of the COVID-19 pandemic (C-19), we have implemented safety protocols to protect our employees and our contractors. These protocols include complying with social distancing and other health and safety standards as required by federal, state and local government agencies, taking into consideration guidelines of the Centers for Disease Control and Prevention and other public health authorities. Many of our administrative and operational functions during this time have required modification, including some of our workforce working remotely. Our experienced teams of people adapted to the changes in our work environment and have managed our business successfully during this challenging time.

Governmental Regulation and Environmental Matters

Our operations are subject to extensive and complex regulations. We and the subcontractors we use must comply with many federal, state and local laws and regulations. These include zoning, density and development requirements and building, environmental, advertising, labor and real estate sales rules and regulations. These regulations and requirements affect substantially all aspects of our land development and sales processes in varying degrees across our markets. Our properties are subject to inspection and approval by local authorities where required and may be subject to various assessments for schools, parks, streets, utilities and other public improvements. We may experience delays in receiving the proper approvals from local authorities that could delay our anticipated development activities in certain projects.

Available Information

Forestar Group Inc. is a Delaware corporation formed in 2007. Our principal executive offices are located at 2221 E. Lamar Blvd., Suite 790, Arlington, Texas 76006. Our telephone number is (817) 769-1860.
From our Internet website, https://www.forestar.com, you may obtain additional information about us including:
•our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other documents as soon as reasonably practicable after we file them with the SEC;
•copies of certain agreements with D.R. Horton, including the Stockholder’s Agreement and Master Supply Agreement;
•beneficial ownership reports filed by officers, directors, and principal security holders under Section 16(a) of the Securities Exchange Act of 1934, as amended (or the “Exchange Act”); and
•corporate governance information that includes our:
–corporate governance guidelines,
–audit committee charter,
–compensation committee charter,
–nominating and governance committee charter,
–standards of business conduct and ethics,
–code of ethics for senior financial officers, and
–information on how to communicate directly with our Board of Directors.

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

D.R. Horton beneficially owns approximately 65% of our common stock. As a result, until such time as D.R. Horton and its controlled affiliates hold shares representing less than a majority of the votes entitled to be cast by our stockholders at a stockholder meeting, D.R. Horton generally has the ability to control the outcome of any matter submitted for the vote of our stockholders, except in certain circumstances set forth in our certificate of incorporation or bylaws. In addition, under the terms of our certificate of incorporation and the Stockholder's Agreement with D.R. Horton, so long as D.R. Horton or its affiliates own 35% or more of our voting securities, we may not take certain actions without D.R. Horton's approval, including certain actions with respect to equity issuances, indebtedness, acquisitions, fundamental changes in our business and executive hiring, termination and compensation.
For so long as D.R. Horton and its controlled affiliates hold shares of our common stock representing at least 20% of the votes entitled to be cast by our stockholders at a stockholder meeting, D.R. Horton is able to designate a certain number of the members of our Board of Directors. Currently, D.R. Horton has the right to designate four out of five members of our Board, subject to a requirement that we and D.R. Horton use reasonable best efforts to cause at least three directors to qualify as “independent directors,” as such term is defined in the New York Stock Exchange (NYSE) listing rules, and applicable law. The directors designated by D.R. Horton have the authority to make decisions affecting our capital structure, including the issuance of additional capital stock or options, the incurrence of additional indebtedness, the implementation of stock repurchase programs and the declaration of dividends. The interests of D.R. Horton may be materially different than the interests of our other stakeholders.

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

Disputes may arise between D.R. Horton and us in a number of areas, including:
•business combinations involving us;
•sales or dispositions by D.R. Horton of all or any portion of its ownership interest in us;
•performance under the Master Supply Agreement between D.R. Horton and us;
•arrangements with third parties that are exclusionary to D.R. Horton or us; and
•business opportunities that may be attractive to both D.R. Horton and us.

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

So long as D.R. Horton owns more than 50% of the total voting power of our common stock, we qualify as a "controlled company" under the NYSE corporate governance standards. As a controlled company, we may under the NYSE rules elect to be exempt from obligations to comply with certain NYSE corporate governance requirements, including the requirements:
•that a majority of our Board consist of independent directors;
•that we have a nominating and governance committee that is composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities;
•that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities; and
•that an annual performance evaluation of the nominating and governance committee and compensation committee be performed.

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

The U.S. and other countries have experienced, and may experience in the future, outbreaks of contagious diseases that affect public health and public perception of health risk. In December 2019, C-19 emerged in the Wuhan region of China and has subsequently spread worldwide. The World Health Organization has declared C-19 a pandemic, resulting in federal, state and local governments and private entities mandating various restrictions requiring closure of non-essential businesses for a period of time. In almost all municipalities across the U.S. where we operate, residential construction has been deemed an essential business as part of critical infrastructure and we have continued our lot development operations in those markets where allowed in order to supply homebuilders with finished lots for residential construction. We have implemented operational protocols to comply with social distancing and other health and safety standards as required by federal, state and local government agencies, taking into consideration guidelines of the Centers for Disease Control and Prevention and other public health authorities.

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
•interest rates; and
•demographic trends.

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

Weather conditions and natural disasters, such as hurricanes, tornadoes, earthquakes, volcanic activity, droughts and floods, heavy or prolonged precipitation or wildfires, can harm our business. These can delay our development work, lot closings, adversely affect the cost or availability of materials or labor or damage real estate under construction. The climates and geology of many of the states in which we operate, including California, Florida, Texas and other coastal areas that have experienced recent natural disasters, present increased risks of adverse weather or natural disasters.

Deployments of U.S. military personnel to foreign regions, terrorist attacks, other acts of violence or threats to national security and any corresponding response by the United States or others, domestic or international instability or civil unrest may cause an economic slowdown in the markets where we operate, which could adversely affect our business.

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

Our business strategy has changed substantially since our merger with D.R. Horton. In October 2017, we became a 75% owned subsidiary of D.R. Horton, the largest homebuilder in the country, and D.R. Horton currently owns approximately 65% of our outstanding common stock. Our business strategy is to leverage our strategic relationship with D.R. Horton and use our unique production-oriented lot manufacturing model to scale into a national footprint in the residential lot development industry. Although we believe that our strategy will grow our business and mitigate risks, there can be no assurance that our unique model will succeed as intended or that we will be able to execute on our strategy effectively, because of risks described elsewhere in this "Risk Factors" section, the risk of concentrating our focus on the residential lot development industry, costs to support our business model that are greater than anticipated or other unforeseen issues or problems that arise.

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

Governmental regulations and environmental matters could increase the cost and limit the availability of property suitable for residential lot development and could adversely affect our business or financial results.

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

Government restrictions, standards, or regulations intended to reduce greenhouse gas emissions or potential climate change impacts are likely to result in restrictions on land development in certain areas and may increase energy, transportation, or raw material costs, which could reduce our profit margins and adversely affect our results of operations. This is a particular concern in the western United States, where some of the most extensive and stringent environmental laws and residential building construction standards in the country have been enacted, and where we have business operations.

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

From time to time, we provide surety bonds to secure our performance or obligations under construction contracts, development agreements and other arrangements. At September 30, 2020, we had $236.9 million of outstanding surety bonds. Our ability to obtain surety bonds primarily depends upon our credit rating, financial condition, past performance and other factors, including the capacity of the surety market and the underwriting practices of surety bond issuers. The ability to obtain surety bonds also can be impacted by the willingness of insurance companies to issue performance bonds for construction and development activities. If we are unable to obtain surety bonds when required, our results of operations and cash flows could be adversely affected.

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

We may from time to time commence development activity or make acquisitions outside of our existing market areas if appropriate opportunities arise. Our historical experience in existing markets does not ensure that we will be able to operate successfully in new markets. We may be exposed to a variety of risks if we choose to enter new markets, including, among others:
•an inability to accurately evaluate local housing market conditions and local economies;
•an inability to obtain land for development or to identify appropriate acquisition opportunities;
•an inability to hire and retain key personnel;
•an inability to successfully integrate operations; and
•lack of familiarity with local governmental and permitting procedures.

We plan to raise additional capital in the future, and such capital may not be available when needed or at all.

We have a $380 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $570 million, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the revolving credit commitment. The maturity date of the facility is October 2, 2022. We also have outstanding $350 million principal amount of 8.0% senior notes due 2024 and $300 million principal amount of 5.0% senior notes due 2028, both of which may be redeemed prior to maturity, subject to certain limitations and premiums defined in the indenture agreements. The notes represent senior unsecured obligations that rank equally in right of payment to all existing and future senior unsecured indebtedness and are guaranteed by each of our subsidiaries to the extent such subsidiaries guarantee our revolving credit facility.

We have an effective shelf registration statement filed with the SEC in September 2018, registering $500 million of equity securities. As of September 30, 2020, $394.3 million remained available for issuance under the shelf registration statement, $100 million of which is reserved for sales under our at-the-market equity offering program. We plan to raise additional capital, in the form of additional debt or equity, in the future to have sufficient capital resources and liquidity to fund our business needs and future growth plans and repay existing indebtedness. Our ability to raise additional capital will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial condition, operating performance and growth prospects. Economic conditions may increase our cost of funding and limit access to certain customary sources of capital or make such capital only available on unfavorable terms. We may not be able to obtain capital on acceptable terms or at all. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of debt purchasers or counterparties participating in the capital markets or other disruption in capital markets, may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. Further, we may need to raise capital in the future when other real estate-related companies are also seeking to raise capital and would then have to compete with those companies for investors. An inability to raise additional capital on acceptable terms when needed could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to our Indebtedness

We have significant amounts of consolidated debt and may incur additional debt; our debt obligations and our ability to comply with related covenants, restrictions or limitations could adversely affect our financial condition.

As of September 30, 2020, our consolidated debt was $641.1 million, including $350 million principal amount of 8.0% senior notes due 2024 and $300 million principal amount of 5.0% senior notes due 2028. Our revolving credit facility and the indentures governing the senior notes impose restrictions on our and our restricted subsidiaries’ ability to incur secured and unsecured debt, but still permit us and our restricted subsidiaries to incur a substantial amount of future secured and unsecured debt, and do not restrict the incurrence of future secured and unsecured debt by our unrestricted subsidiaries. The indentures governing the senior notes allow us to incur a substantial amount of additional debt.

Possible Consequences

The amount and the maturities of our debt could have important consequences. For example, they could:
•require us to dedicate a substantial portion of our cash flow from operations to payment of our debt and reduce our ability to use our cash flow for other operating or investing purposes;
•limit our flexibility to adjust to changes in our business or economic conditions; and
•limit our ability to obtain future financing for working capital, capital expenditures, acquisitions, debt service requirements or other requirements.

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

Change of Control Purchase Option and Change of Control Default.

Upon the occurrence of a change of control triggering event, as defined in the indentures governing our senior notes, we will be required to offer to repurchase such notes at 101% of their principal amount, together with all accrued and unpaid interest, if any. Moreover, a change of control, as defined in our revolving credit facility, would constitute an event of default under our revolving credit facility that could result in the acceleration of the repayment of any borrowings outstanding under our revolving credit facility, a requirement to cash collateralize all letters of credit outstanding thereunder and the termination of the commitments thereunder. If the maturity of our revolving credit facility and/or other indebtedness together having an aggregate principal amount outstanding of $40 million or more is accelerated, an event of default would result under the indentures governing the senior notes, entitling the trustee for the notes or holders of at least 25% in aggregate principal amount of the then outstanding notes to declare all such notes to be due and payable immediately. If purchase offers were required under the indentures for the senior notes, repayment of the borrowings under our revolving credit facility were required, or if the notes were accelerated, we can give no assurance that we would have sufficient funds to pay the required amounts.

Our debt agreements contain a number of restrictive covenants which will limit our ability to finance future operations, acquisitions or capital needs or engage in other business activities that may be in our interest.

The covenants in the indentures governing our senior notes and the credit agreement governing our revolving credit facility impose, and the terms of any future indebtedness may impose, operating and other restrictions on us and our subsidiaries. Such restrictions affect or will affect, and in many respects limit or prohibit, among other things, our ability and the ability of certain of our subsidiaries to:
•incur additional indebtedness;
•create liens;
•pay dividends and make other distributions in respect of our equity securities;
•redeem or repurchase our equity securities;
•make certain investments or certain other restricted payments;
•sell certain kinds of assets;
•enter into certain types of transactions with affiliates; and
•effect mergers or consolidations.

In addition, our revolving credit facility contains financial covenants requiring the maintenance of a minimum level of tangible net worth, a minimum level of liquidity, a maximum allowable leverage ratio and a borrowing base restriction based on the book value of our real estate assets and unrestricted cash.

The restrictions contained in the indentures and the credit agreements could (1) limit our ability to plan for or react to market or economic conditions or meet capital needs or otherwise restrict our activities or business plans and (2) adversely affect our ability to finance our operations, acquisitions, investments or strategic alliances or other capital needs or to engage in other business activities that would be in our interest.

A breach of any of these covenants could result in a default under all or certain of our debt instruments. If an event of default occurs, such creditors could elect to:
•declare all amounts outstanding, together with accrued and unpaid interest, to be immediately due and payable;
•require us to apply all of our available cash to repay such amounts; or
•prevent us from making debt service payments on certain of our debt instruments.

General Risk Factors

The market price of and trading volume of our shares of common stock may be volatile.

The market price of our shares of common stock has fluctuated substantially and may continue to fluctuate in response to many factors which are beyond our control, including:
•fluctuations in our operating results, including results that vary from expectations of management, analysts and investors;
•announcements of strategic developments, acquisitions, financings and other material events by us or our competitors;
•the sale of a substantial number of shares of our common stock held by existing security holders in the public market; and
•general conditions in the real estate industry.

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

Information technology failures, data security breaches and the failure to satisfy privacy and data protection laws and regulations could harm our business.

We use information technology and other computer resources to carry out important operational and marketing activities and to maintain our business records. These information technology systems are dependent upon global communications providers, web browsers, third-party software and data storage providers and other aspects of the Internet infrastructure that have experienced security breaches, cyber-attacks, significant systems failures and service outages in the past. Our normal business activities involve collecting and storing information specific to our customers, employees, vendors and suppliers and maintaining operational and financial information related to our business, both in an office setting and remote locations as needed. A material breach in the security of our information technology systems or other data security controls could include the theft or release of this information. A data security breach, a significant and extended disruption in the functioning of our information technology systems or a breach of any of our data security controls could disrupt our business operations, damage our reputation and cause us to lose customers, adversely impact our sales and revenue and require us to incur significant expense to address and remediate or otherwise resolve these kinds of issues. The unintended or unauthorized disclosure of personal identifying and confidential information as a result of a security breach could also lead to litigation or other proceedings against us by the affected individuals or business partners, or by regulators. The outcome of such proceedings, which could include penalties or fines, could have a significant negative impact on our business.

We may also be required to incur significant costs to protect against damages caused by information technology failures, security breaches, and the failure to satisfy privacy and data protection laws and regulations in the future as legal requirements continue to increase. Certain regulators, including various state governments, have recently enacted or enhanced data privacy regulations, such as the California Consumer Privacy Act, and others are considering establishing similar or stronger protections. These regulations impose certain obligations for handling specified personal information in our systems, and for apprising individuals of the information we have collected about them. We have incurred costs in an effort to comply with these requirements, and our costs may increase significantly if new requirements are enacted and based on how individuals exercise their rights. Any noncompliance could result in our incurring substantial penalties and reputational damage, and also could result in litigation.

We provide employee awareness training of cybersecurity threats and routinely utilize information technology security experts to assist us in our evaluations of the effectiveness of the security of our information technology systems, and we regularly enhance our security measures to protect our systems and data. Our increased use of remote work environments and virtual platforms in response to C-19 may also increase our risk of cyber-attack or data security breaches. We use various encryption, tokenization and authentication technologies to mitigate cybersecurity risks and have increased our monitoring capabilities to enhance early detection and rapid response to potential cyber threats. However, because the techniques used to obtain unauthorized access, disable or degrade systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Consequently, we cannot provide assurances that a security breach, cyber-attack, data theft or other significant systems or security failures will not occur in the future, and such occurrences could have a material and adverse effect on our consolidated results of operations or financial position.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the New York Stock Exchange (NYSE) under the trading symbol "FOR." As of November 12, 2020, the closing price of our common stock on the NYSE was $18.30, and there were approximately 1,443 holders of record.

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

Stock Performance Graph

The following graph illustrates the cumulative total stockholder return of an initial investment of $100 on December 31, 2015 in Forestar common stock for the period from December 31, 2015 through September 30, 2020, compared to the same investment in the Russell 2000 Index and our peer group. Our peer group consists of the following real estate companies: The St. Joe Company, Tejon Ranch Co, Five Points Holding, LLC (Class A), and Alexander & Baldwin, Inc. Consolidated-Tomoka Land Co. (now CTO Realty Growth, Inc.) was removed from the peer group presented in fiscal 2019 as it is no longer substantially in the same line of business as the Company. Pursuant to SEC rules, returns of each of the companies in the Peer Index are weighted according to the respective company’s stock market capitalization at the beginning of each period for which a return is indicated. Shareholder returns over the indicated period are based on historical data and should not be considered indicative of future shareholder returns. The graph and related disclosure in no way reflect our forecast of future financial performance.

	Year Ended December 31,			Nine Months Ended September 30, 2018	Year Ended September 30,
	2015	2016	2017		2019	2020
Forestar Group Inc.	$100.00	$121.57	$201.09	$193.78	$167.09	$161.79
Russell 2000 Index	100.00	121.31	139.08	155.10	141.31	141.86
Peer Group	100.00	118.44	111.22	89.94	85.79	60.04

This performance graph shall not be deemed to be incorporated by reference into our SEC filings and should not constitute soliciting material or otherwise be considered filed under the Securities Act of 1933, as amended (Securities Act) or the Exchange Act.

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

	Year Ended September 30,		Nine Months Ended September 30, 2018	Year Ended December 31,
	2020	2019		2017	2016
	(In millions, except per share amounts)
Consolidated Operating Data:
Revenues	$931.8	$428.3	$78.3	$114.3	$197.3
Cost of sales (1)	813.7	362.7	49.5	112.6	175.1
Selling, general and administrative expense (2)	45.7	28.9	19.4	75.3	48.5
Equity in earnings of unconsolidated ventures	(0.7)	(0.5)	(4.8)	(17.8)	(6.1)
Gain on sale of assets (3)	(0.1)	(3.0)	(27.8)	(113.4)	(166.7)
Interest expense	—	—	3.7	8.5	20.0
Loss on extinguishment of debt (4)	—	—	—	0.6	35.9
Interest and other income	(4.9)	(5.5)	(6.4)	(3.6)	(1.7)
Income from continuing operations before taxes	78.1	45.7	44.7	52.1	92.3
Income tax expense (benefit) (5)	16.4	9.4	(25.3)	45.8	15.3
Net income from continuing operations	61.7	36.3	70.0	6.3	77.0
Income (loss) from discontinued operations, net of taxes (6)	—	—	—	46.0	(16.8)
Net income	61.7	36.3	70.0	52.3	60.2
Net income attributable to noncontrolling interests	0.9	3.3	1.2	2.0	1.6
Net income attributable to Forestar Group Inc.	$60.8	$33.0	$68.8	$50.3	$58.6
Net Income (Loss) per Basic Share:
Continuing operations	$1.26	$0.79	$1.64	$0.10	$1.80
Discontinued operations	$—	$—	$—	$1.09	$(0.40)
Net income per basic share	$1.26	$0.79	$1.64	$1.19	$1.40
Net Income (Loss) per Diluted Share:
Continuing operations	$1.26	$0.79	$1.64	$0.10	$1.78
Discontinued operations	$—	$—	$—	$1.09	$(0.40)
Net income per diluted share	$1.26	$0.79	$1.64	$1.19	$1.38

	September 30,			December 31,
	2020	2019	2018	2017	2016
	(In millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$394.3	$382.8	$318.8	$323.0	$266.1
Restricted cash	—	—	16.2	40.0	0.3
Real estate	1,309.7	1,028.9	498.0	130.4	293.0
Total assets	1,739.9	1,455.7	893.1	761.9	733.2
Debt	641.1	460.5	111.7	108.4	110.4
Forestar Group Inc. stockholders' equity	870.9	808.3	673.3	604.2	560.7

_____________________
(1)Cost of sales in fiscal 2017 included impairment charges of $37.9 million associated with the mineral resources reporting unit goodwill and $5.8 million primarily related to our central Texas water assets.
(2)Selling, general and administrative expense in fiscal 2017 included merger related transaction costs of $37.2 million.
(3)Gains on sales of assets in the nine months ended September 30, 2018 and in fiscal 2017 and 2016 represent gains recognized on the sale of non-core assets.
(4)Loss on extinguishment of debt in fiscal 2017 and 2016 is related to the early retirement of a total of $230.5 million principal amount of our 8.50% senior notes and $6.1 million principal amount of our convertible senior notes.
(5)Income tax benefit in the nine months ended September 30, 2018 reflects the release of our federal valuation allowance and a portion of our state valuation allowance. Income tax expense in fiscal 2017 was impacted by nondeductible merger transaction costs and goodwill impairment.
(6)Income from discontinued operations in fiscal 2017 reflects an income tax benefit of $46.0 million. Loss from discontinued operations in fiscal 2016 included an impairment charge of $0.6 million related to non-core oil and gas working interests and a loss of $13.7 million associated with the sale of working interest oil and gas properties.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Operations

We are a residential lot development company with operations in 49 markets in 21 states as of September 30, 2020. In October 2017, we became a majority-owned subsidiary of D.R. Horton. Our alignment with and support from D.R. Horton has allowed us to grow our business into a national, well-capitalized residential lot developer selling lots to D.R. Horton and other homebuilders. As our controlling shareholder, D.R. Horton has significant influence in guiding our strategic direction and operations. Our strategy is focused on making investments in land acquisition and development to expand our residential lot development business across a geographically diversified national platform and consolidating market share in the fragmented U.S. lot development industry. We are primarily investing in short duration, phased development projects that generate returns similar to production-oriented homebuilders. This strategy is a unique, lower-risk business model that we expect will produce more consistent returns than other public and private land developers. We also make short-term investments in finished lots (lot banking) and undeveloped land with the intent to sell these assets within a short time period, primarily to D.R. Horton, utilizing available capital prior to its deployment into longer term lot development projects.

Change in Fiscal Year

Following our merger with D.R. Horton, we changed our fiscal year-end from December 31 to September 30, effective January 1, 2018. This change aligned our fiscal year-end reporting calendar with D.R. Horton. Our results of operations, cash flows, and all transactions impacting stockholders' equity presented in this Form 10-K are for the fiscal years ended September 30, 2020 and 2019 and for the nine months ended September 30, 2018, unless otherwise noted. This Form 10-K also includes an unaudited statement of operations for the comparable stub period of January 1, 2017 to September 30, 2017. See Note 17.

COVID-19

During the latter part of March 2020, the impacts of C-19 and the related widespread reductions in economic activity began to temporarily affect our business operations and the demand for our residential lots. However, residential construction is designated an essential business as part of critical infrastructure in almost all municipalities across the U.S. where we operate. We have implemented operational protocols to comply with social distancing and other health and safety standards as required by federal, state and local government agencies, taking into consideration guidelines of the Centers for Disease Control and Prevention and other public health authorities.

Our lot sales pace declined throughout late March and April as homebuilders slowed their purchases of lots to adjust to expected lower levels of home sales orders as a result of the pandemic. However, as economic activity and housing market conditions began to improve, our lot sales pace increased during the last half of our fiscal year. Although our lot sales pace has improved, we remain cautious as to the impact C-19 may have on our operations and on the overall economy in the future. There is significant uncertainty regarding the extent to which and how long C-19 and its related effects will impact the U.S. economy, capital markets and demand for our lots. The extent to which C-19 impacts our operational and financial performance will depend on future developments, including the duration and spread of C-19 and the impact on our customers, trade partners and employees, all of which are highly uncertain and cannot be predicted. If economic and housing market conditions are adversely affected for a prolonged period, we may be required to evaluate our real estate for potential impairment. These evaluations could result in impairment charges which could be significant.

We believe we are well positioned to effectively operate during changing economic conditions due to our low net leverage and strong liquidity position, our low overhead model and our strategic relationship with D.R. Horton.

Business Segment

We manage our operations through our real estate segment which is our core business and generates substantially all of our revenues. The real estate segment primarily acquires land and develops infrastructure for single-family residential communities and generates revenues from sales of residential single-family finished lots to local, regional and national homebuilders. We have other business activities for which the related assets and operating results are immaterial, and therefore, are included in our real estate segment.

Results of Operations

The following tables and related discussion set forth key operating and financial data as of and for the fiscal years ended September 30, 2020 and 2019. For similar operating and financial data and discussion of our results for the fiscal year ended September 30, 2019 compared to our results for the nine months ended September 30, 2018, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2019, which was filed with the SEC on November 21, 2019.

Operating Results

Components of pre-tax income were as follows:

	Year Ended September 30,
	2020	2019
	(In millions)
Revenues	$931.8	$428.3
Cost of sales	813.7	362.7
Selling, general and administrative expense	45.7	28.9
Equity in earnings of unconsolidated ventures	(0.7)	(0.5)
Gain on sale of assets	(0.1)	(3.0)
Interest and other income	(4.9)	(5.5)
Income before income taxes	$78.1	$45.7

Lot Sales

Residential lots sold consist of:

	Year Ended September 30,
	2020	2019
Development projects	7,316	2,610
Lot banking projects	3,057	1,522
	10,373	4,132

Average sales price per lot (a)	$84,600	$84,200
 _______________
(a) Excludes any impact from change in contract liabilities.

Revenues

Revenues consist of:

	Year Ended September 30,
	2020	2019
	(In millions)
Residential lot sales:
Development projects	$616.3	$218.8
Lot banking projects	261.7	128.9
Decrease in contract liabilities	2.3	4.0
	880.3	351.7
Residential tract sales	48.6	55.8
Commercial tract sales	2.5	18.5
Other	0.4	2.3
	$931.8	$428.3

Residential lots sold and residential lot sales revenues have increased as we have grown our business primarily through our strategic relationship with D.R. Horton. In fiscal 2020, we sold 10,164 residential lots to D.R. Horton for $859.7 million compared to 3,728 residential lots sold to D.R. Horton for $311.7 million in fiscal 2019. At September 30, 2020, our lot position consisted of 60,500 residential lots, of which approximately 42,400 were owned and 18,100 were controlled through purchase contracts. Of our total owned residential lots, approximately 14,000 are under contract to sell to D.R. Horton. Additionally, D.R. Horton has the right of first offer on approximately 16,400 of these lots based on executed purchase and sale agreements. At September 30, 2020, lots owned included approximately 5,000 lots that are fully developed, of which approximately 1,400 are related to lot banking. At September 30, 2020, we had approximately 400 lots under contract to sell to builders other than D.R. Horton.

Residential tract sales in fiscal 2020 consist of 594 residential tract acres sold to third parties for $23.0 million and 143 residential tract acres sold to D.R. Horton for $25.6 million. Residential tract sales in fiscal 2019 primarily consist of 63 residential tract acres sold to a third party for $44.2 million and 290 residential tract acres sold to D.R. Horton for $10.9 million.

Commercial tract sales generally relate to the sale of tracts to commercial developers that specialize in the construction and operation of income producing properties such as apartments, retail centers, or office buildings. Commercial tract sales in fiscal 2020 consist of 8 commercial tract acres sold to a third party for $2.5 million. Commercial tract sales in fiscal 2019 primarily consist of 49 commercial tract acres sold by a consolidated venture for $17.7 million.

Cost of sales in fiscal 2020 increased as compared to fiscal 2019 primarily due to the increase in the number of lots sold. Cost of sales related to residential and commercial tract sales in fiscal 2020 and 2019 was $40.6 million and $50.8 million, respectively.

Selling, General and Administrative (SG&A) Expense and Other Income Statement Items

SG&A expense in fiscal 2020 was $45.7 million compared to $28.9 million in fiscal 2019. SG&A expense as a percentage of revenues was 4.9% and 6.7% in fiscal 2020 and 2019, respectively. Our SG&A expense primarily consists of employee compensation and related costs. Our business operations employed 143 and 78 employees at September 30, 2020 and 2019, respectively.

Equity in earnings of unconsolidated ventures at September 30, 2020 and 2019 reflects our share of earnings in four ventures that we account for using the equity method.

Interest and other income primarily represents interest earned on our cash deposits.

Income Taxes

Our income tax expense was $16.4 million and $9.4 million in fiscal 2020 and 2019, respectively, and our effective tax rate was 21% in both years. Our effective tax rate for fiscal 2020 includes a tax benefit of $2.3 million related to the net operating loss (NOL) carryback provisions of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), which allow the Company to carryback a portion of its fiscal 2018 NOL. The carryback provisions result in the recognition of previously unrecognized tax benefits and the revaluation of deferred tax assets due to the utilization of NOLs at a higher tax rate in the carryback period. Our effective tax rate for both years includes an expense for state income taxes and nondeductible expenses and a benefit related to noncontrolling interests.

At September 30, 2020, we had deferred tax liabilities, net of deferred tax assets, of $4.2 million. The deferred tax assets were offset by a valuation allowance of $1.5 million, resulting in a net deferred tax liability of $5.7 million. At September 30, 2019, deferred tax assets, net of deferred tax liabilities, were $20.7 million, partially offset by a valuation allowance of $3.3 million. The valuation allowance for both years was recorded because it is more likely than not that a portion of our state deferred tax assets, primarily NOL carryforwards, will not be realized because we are no longer operating in some states or the NOL carryforward periods are too brief to realize the related deferred tax asset. The current year decrease in the valuation allowance is primarily attributable to the write-off of state deferred tax assets for NOLs, which are not expected to be utilized, resulting in no impact to state tax expense. We will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance on our deferred tax assets. Any reversal of the valuation allowance in future periods will impact our effective tax rate.

In October 2017, D.R. Horton acquired 75% of our common stock, resulting in an ownership change under Section 382 of the Internal Revenue Code. Section 382 limits our ability to use certain tax attributes and built-in losses and deductions in a given year. Our federal tax attributes or built-in losses and deductions that were limited in 2018 or 2019 have been fully utilized.

We had no unrecognized tax benefits at September 30, 2020 as a result of the recognition of $1.6 million of previously unrecognized tax benefits during fiscal 2020. All of the $1.6 million of recognized tax benefits affected our effective tax rate and were attributable to the NOL carryback provisions of the CARES Act, allowing previously uncertain tax attributes to be recognized.

Liquidity and Capital Resources

Liquidity

Our strategic relationship with D.R. Horton has provided us with an opportunity for substantial growth. Since our merger with D.R. Horton, we have funded our growth with available cash, borrowings under our revolving credit facility and the issuance of senior unsecured notes and common stock. At September 30, 2020, we had $394.3 million of cash and cash equivalents and $344.0 million of available borrowing capacity on our revolving credit facility. We have no senior note maturities until fiscal 2024. We believe we are well positioned to effectively operate during changing economic conditions because of our low net leverage and strong liquidity position, our low overhead model and our strategic relationship with D.R. Horton.

At September 30, 2020, our ratio of debt to total capital (debt divided by stockholders’ equity plus debt) was 42.4% compared to 36.3% at September 30, 2019. Our ratio of net debt to total capital (debt net of unrestricted cash divided by stockholders’ equity plus debt net of unrestricted cash) was 22.1% compared to 8.8% at September 30, 2019. Over the long term, we intend to maintain our ratio of net debt to total capital at or below 40%. We believe that the ratio of net debt to total capital is useful in understanding the leverage employed in our operations.

We believe that our existing cash resources and revolving credit facility will provide sufficient liquidity to fund our near-term working capital needs. Our ability to achieve our long-term growth objectives will depend on our ability to obtain financing in sufficient amounts. We regularly evaluate alternatives for managing our capital structure and liquidity profile in consideration of expected cash flows, growth and operating capital requirements and capital market conditions. We may, at any time, be considering or preparing for the purchase or sale of our debt securities, the sale of our common stock or a combination thereof. However, due to the current economic uncertainties related to C-19, we may be limited in accessing the capital markets or the cost of accessing these markets could become more expensive.

Bank Credit Facility

We have a $380 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $570 million, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the revolving credit commitment. Borrowings under the revolving credit facility are subject to a borrowing base calculation based on the book value of our real estate assets and unrestricted cash. Letters of credit issued under the facility reduce the available borrowing capacity. At September 30, 2020, there were no borrowings outstanding and $36.0 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $344.0 million. The maturity date of the facility is October 2, 2022, which can be extended by up to one year on up to two additional occasions, subject to the approval of lenders holding a majority of the commitments.

The revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require a minimum level of tangible net worth, a minimum level of liquidity and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At September 30, 2020, we were in compliance with all of the covenants, limitations and restrictions of our revolving credit facility.

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

We also have $350 million principal amount of 8.0% senior notes outstanding. The notes mature April 15, 2024 with interest payable semi-annually and represent senior unsecured obligations that rank equally in right of payment to all existing and future senior unsecured indebtedness. The notes may be redeemed prior to maturity, subject to certain limitations and premiums defined in the indenture agreement. On or after April 15, 2021, the notes may be redeemed at 104% of their principal amount plus any accrued and unpaid interest. In accordance with the indenture, the redemption price decreases annually thereafter and the notes can be redeemed at par on or after April 15, 2023 through maturity. The notes are guaranteed by each of our subsidiaries to the extent such subsidiaries guarantee our revolving credit facility. The annual effective interest rate of the notes after giving effect to the amortization of financing costs is 8.5%.

In March 2020, we repaid $118.9 million principal amount of our 3.75% convertible senior notes in cash at maturity.

The indentures governing the senior notes require that, upon the occurrence of both a change of control and a rating decline (each as defined in the indentures), we offer to purchase the notes at 101% of their principal amount. If we or our restricted subsidiaries dispose of assets, under certain circumstances, we will be required to either invest the net cash proceeds from such asset sales in our business within a specified period of time, repay certain senior secured debt or debt of our non-guarantor subsidiaries, or make an offer to purchase a principal amount of the notes equal to the excess net cash proceeds at a purchase price of 100% of their principal amount. The indentures contain covenants that, among other things, restrict the ability of us and our restricted subsidiaries to pay dividends or distributions, repurchase equity, prepay subordinated debt and make certain investments; incur additional debt or issue mandatorily redeemable equity; incur liens on assets; merge or consolidate with another company or sell or otherwise dispose of all or substantially all of our assets; enter into transactions with affiliates; and allow to exist certain restrictions on the ability of subsidiaries to pay dividends or make other payments. At September 30, 2020, we were in compliance with all of the limitations and restrictions associated with our senior note obligations.

Effective April 30, 2020, our Board of Directors authorized the repurchase of up to $30 million of our debt securities. The authorization has no expiration date. All of the $30 million authorization was remaining at September 30, 2020.

Issuance of Common Stock

We have an effective shelf registration statement filed with the SEC in September 2018 registering $500 million of equity securities. As of September 30, 2020, $394.3 million remained available for issuance under the shelf registration statement, $100 million of which is reserved for sales under our at-the-market equity offering program discussed below.

In August 2020, we entered into an equity distribution agreement to issue and sell, from time to time, up to $100 million in aggregate offering price of our common stock through an at-the-market equity offering program. As of September 30, 2020, no shares had been issued under the at-the-market equity offering program.

Operating Cash Flow Activities

In fiscal 2020, net cash used in operating activities was $168.4 million compared to $391.2 million in fiscal 2019. The cash used in operating activities in both years reflects our strategy of continuing to grow our land development operations.

Investing Cash Flow Activities

In fiscal 2020, net cash provided by investing activities was $5.0 million compared to $0.8 million used in investing activities in fiscal 2019. The cash provided by investing activities in the current year is primarily the result of distributions received from our unconsolidated ventures.

Financing Cash Flow Activities

In fiscal 2020, net cash provided by financing activities was $174.9 million, consisting primarily of proceeds from the issuance of $300 million principal amount of 5.0% senior notes, partially offset by the repayment of $118.9 million principal amount of our 3.75% convertible senior notes at maturity. In fiscal 2019, net cash provided by financing activities was $439.8 million, consisting primarily of proceeds from the issuance of $350 million principal amount of 8.0% senior notes and the issuance of common stock for net proceeds of $100.7 million, while amounts drawn and repaid on the revolving credit facility totaled $85 million each.

Contractual Obligations and Off-Balance Sheet Arrangements

At September 30, 2020, contractual cash obligations consist of:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	> 3 - 5 Years	More Than 5 Years
	(In millions)
Debt — Principal (1)	$650.0	$—	$—	$350.0	$300.0
Debt — Interest (1)	224.5	43.0	86.0	58.0	37.5
Operating leases (2)	4.0	1.2	1.8	1.0	—
Performance bond (3)	2.5	2.5	—	—	—
Standby letter of credit (3)	6.8	6.8	—	—	—
Total	$887.8	$53.5	$87.8	$409.0	$337.5
 _______________
(1)Debt represents principal and interest payments due on our senior notes and our revolving credit facility. Because the balance of our revolving credit facility was zero at September 30, 2020, we did not assume any principal or interest payments related to this facility in future periods.
(2)Our operating leases are primarily for office space. We lease office space in Arlington, Texas as our corporate headquarters and also lease office space in other locations to support our business operations.
(3)The performance bond and standby letter of credit were provided in support of a bond issuance by Cibolo Canyons Special Improvement District (CCSID). In 2014, we received $50.6 million from CCSID principally related to its issuance of $48.9 million Hotel Occupancy Tax (HOT) and Sales and Use Tax Revenue Bonds. These bonds are obligations solely of CCSID and are payable from HOT and sales and use taxes levied by CCSID. To facilitate the issuance of the bonds, we provided a $6.8 million letter of credit to the bond trustee as security for certain debt service fund obligations in the event CCSID tax collections are not sufficient to support payment of the bonds in accordance with their terms. The letter of credit must be maintained until the earlier of redemption of the bonds or scheduled bond maturity in 2034. We also entered into an agreement with the owner of the JW Marriott San Antonio Hill Country Resort & Spa to assign its senior rights to us in exchange for consideration provided by us, including a performance bond to be drawn if CCSID tax collections are not sufficient to support ad valorem tax rebates payable. The performance bond decreases as CCSID makes annual ad valorem tax rebate payments. The performance bond and letter of credit are included in accrued expenses and other liabilities in our consolidated balance sheets.

In support of our residential lot development business, we issue letters of credit under our revolving credit facility and we have a surety bond program that provides financial assurance to beneficiaries related to the execution and performance of certain development obligations. In addition to the letter of credit and performance bond discussed above, at September 30, 2020 we had outstanding letters of credit of $29.2 million under the revolving credit facility and surety bonds of $234.4 million issued by third parties to secure performance under various contracts that are not included in our consolidated balance sheets. We expect that our performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When we complete our performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving us with no continuing obligations. We have no material third-party guarantees.

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

Critical Accounting Policies

In preparing our financial statements, we follow generally accepted accounting principles, which in many cases require us to make assumptions, estimates, and judgments that affect the amounts reported. Our significant accounting policies are included in Note 1 to the Consolidated Financial Statements. Many of these principles are relatively straightforward. There are, however, a few accounting policies that are critical because they are important in determining our financial condition and results of operations and involve significant assumptions, estimates and judgments that are difficult to determine. We must make these assumptions, estimates and judgments currently about matters that are inherently uncertain, such as future economic conditions, operating results and valuations, as well as our intentions. As the difficulty of estimation increases, the level of precision decreases, meaning actual results can, and probably will, differ from those currently estimated. We base our assumptions, estimates and judgments on a combination of historical experiences and other factors that we believe are reasonable. We have reviewed the selection and disclosure of these critical accounting estimates with the Audit Committee of our Board of Directors.

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

Real Estate and Cost of Sales — Real estate includes the costs of direct land and lot acquisition, land development, capitalized interest, and direct overhead costs incurred during land development. All indirect overhead costs, such as compensation of management personnel and insurance costs are charged to selling, general and administrative expense as incurred.

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

We receive earnest money deposits from homebuilders for purchases of developed lots. These earnest money deposits are typically released to the homebuilders as lots are sold. Earnest money deposits from D.R. Horton are subject to mortgages that are secured by the real estate under contract with D.R. Horton. These mortgages expire when the earnest money is released to D.R. Horton as lots are sold.

We have agreements with certain utility or improvement districts to convey water, sewer and other infrastructure-related assets we have constructed in connection with projects within their jurisdiction and receive reimbursements for the cost of these improvements. The amount of reimbursements for these improvements are defined by the district and are based on the allowable costs of the improvements. The transfer is consummated and we generally receive payment when the districts have a sufficient tax base to support funding of their bonds. The cost incurred by us in constructing these improvements, net of the amount expected to be collected in the future, is included in our land development budgets and in the determination of lot costs.

Each quarter, we review the performance and outlook for all of our real estate for indicators of potential impairment. We determine if impairment indicators exist by analyzing a variety of factors including, but not limited to, the following:
•gross margins on lots sold in recent months;
•projected gross margins based on budgets;
•trends in gross margins, average selling prices or cost of sales; and
•lot sales absorption rates.

If indicators of impairment are present, we perform an impairment evaluation, which includes an analysis to determine if the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. These estimates of cash flows are significantly impacted by specific factors including estimates of the amounts and timing of future revenues and estimates of the amount of land development costs which, in turn, may be impacted by the following local market conditions:
•supply and availability of land and lots;
•location and desirability of our land and lots;
•amount of land and lots we own or control in a particular market or sub-market; and
•local economic and demographic trends.

For those assets deemed to be impaired, an impairment charge is recorded to cost of sales for the amount by which the carrying amount of the assets exceeds the fair value of the assets. Our determination of fair value is primarily based on discounting the estimated cash flows at a rate commensurate with the inherent risks associated with the assets and related estimated cash flow streams. When an impairment charge is determined, the charge is then allocated to each lot in the same manner as land and development costs are allocated to each lot.

There is significant uncertainty regarding the extent to which and how long C-19 and its related effects will impact the U.S. economy, capital markets and demand for our lots. The extent to which C-19 impacts our operational and financial performance will depend on future developments, including the duration and spread of C-19 and the impact on our customers, trade partners and employees, all of which are highly uncertain and cannot be predicted. If economic and housing market conditions are adversely affected for a prolonged period, we may be required to evaluate our real estate for potential impairment. These evaluations could result in impairment charges that could be significant.

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

Pending Accounting Standards

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, “Financial Instruments - Credit Losses,” which replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information in determining credit loss estimates. The guidance is effective for us beginning October 1, 2020 and is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2019, the FASB issued ASU 2019-12 related to simplifying the accounting for income taxes. The guidance is effective for us beginning October 1, 2021, although early adoption is permitted. We are currently evaluating the impact of this guidance, and it is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform,” which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (LIBOR) or by another reference rate expected to be discontinued. The guidance was effective beginning March 12, 2020 and can be applied prospectively through December 31, 2022. We will adopt this standard when LIBOR is discontinued and do not expect it to have a material impact on our consolidated financial statements and related disclosures.

Forward-Looking Statements

This Annual Report on Form 10-K and other materials we have filed or may file with the Securities and Exchange Commission contain “forward-looking statements” within the meaning of the federal securities laws. These forward-looking statements are identified by their use of terms and phrases such as “believe,” “anticipate,” “could,” “estimate,” “likely,” “intend,” “may,” “plan,” “expect,” and similar expressions, including references to assumptions. These statements reflect our current views with respect to future events and are subject to risks and uncertainties. We note that a variety of factors and uncertainties could cause our actual results to differ significantly from the results discussed in the forward-looking statements. Factors and uncertainties that might cause such differences include, but are not limited to:
•the effect of D.R. Horton’s controlling level of ownership on us and the holders of our securities;
•our ability to realize the potential benefits of the strategic relationship with D.R. Horton;
•the effect of our strategic relationship with D.R. Horton on our ability to maintain relationships with our customers;
•the impact of C-19 on the economy and our business;
•the cyclical nature of the homebuilding and lot development industries and changes in economic, real estate and other conditions;
•competitive conditions in our industry;
•changes in our business strategy and our ability to achieve our strategic initiatives;
•continuing liabilities related to assets that have been sold;
•the impact of governmental policies, laws or regulations and actions or restrictions of regulatory agencies;
•the cost and availability of property suitable for residential lot development;
•general economic, market or business conditions where our real estate activities are concentrated;
•our dependence on relationships with national, regional and local homebuilders;
•our ability to obtain or the availability of surety bonds to secure our performance related to construction and development activities and the pricing of bonds;
•obtaining reimbursements and other payments from governmental districts and other agencies and timing of such payments;
•our ability to succeed in new markets;
•the conditions of the capital markets and our ability to raise capital to fund expected growth;
•our ability to manage and service our debt and comply with our debt covenants, restrictions and limitations;
•the volatility of the market price and trading volume of our common stock;
•our ability to hire and retain key personnel; and
•the strength of our information technology systems and the risk of cybersecurity breaches and our ability to satisfy privacy and data protection laws and regulations.
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

Our fixed rate debt consists of $350 million principal amount of 8.0% senior notes due April 2024 and $300 million principal amount of 5.0% senior notes due March 2028. Our variable rate debt consists of a $380 million senior unsecured revolving credit facility. At September 30, 2020, we had no borrowings outstanding under the revolving credit facility.

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

Management conducted the required assessment of the effectiveness of our internal control over financial reporting as of September 30, 2020. Based upon this assessment, management believes that our internal control over financial reporting is effective as of September 30, 2020.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Forestar Group Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Forestar Group Inc.’s internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Forestar Group Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2020 and 2019, the related consolidated statements of operations, equity, and cash flows, for each of the two years in the period ended September 30, 2020 and the nine month period ended September 30, 2018, and the related notes and our report dated November 19, 2020 expressed an unqualified opinion thereon.

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
November 19, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Forestar Group Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Forestar Group Inc. (the Company) as of September 30, 2020 and 2019, the related consolidated statements of operations, equity, and cash flows for each of the two years in the period ended September 30, 2020 and the nine month period ended September 30, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2020 and the nine month period ended September 30, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 19, 2020 expressed an unqualified opinion thereon.

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

Fort Worth, Texas
November 19, 2020

FORESTAR GROUP INC.
CONSOLIDATED BALANCE SHEETS

	September 30,
	2020	2019
	(In millions, except share data)
ASSETS
Cash and cash equivalents	$394.3	$382.8
Real estate	1,309.7	1,028.9
Investment in unconsolidated ventures	3.6	7.3
Income taxes receivable	6.3	3.2
Property and equipment, net	1.1	2.4
Deferred tax asset, net	—	17.4
Other assets	24.9	13.7
Total assets	$1,739.9	$1,455.7
LIABILITIES
Accounts payable	$29.2	$16.8
Earnest money on sales contracts	98.3	89.9
Deferred tax liability, net	5.7	—
Accrued expenses and other liabilities	93.8	79.6
Debt	641.1	460.5
Total liabilities	868.1	646.8
Commitments and contingencies (Note 14)
EQUITY
Common stock, par value $1.00 per share, 200,000,000 authorized shares, 48,061,921 and 47,997,366 shares issued and outstanding at September 30, 2020 and 2019, respectively	48.1	48.0
Additional paid-in capital	603.9	602.2
Retained earnings	218.9	158.1
Stockholders' equity	870.9	808.3
Noncontrolling interests	0.9	0.6
Total equity	871.8	808.9
Total liabilities and equity	$1,739.9	$1,455.7

See accompanying notes to consolidated financial statements.

FORESTAR GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,		Nine Months Ended September 30, 2018
	2020	2019
	(In millions, except per share amounts)
Revenues	$931.8	$428.3	$78.3
Cost of sales	813.7	362.7	49.5
Selling, general and administrative expense	45.7	28.9	19.4
Equity in earnings of unconsolidated ventures	(0.7)	(0.5)	(4.8)
Gain on sale of assets	(0.1)	(3.0)	(27.8)
Interest expense	—	—	3.7
Interest and other income	(4.9)	(5.5)	(6.4)
Income before income taxes	78.1	45.7	44.7
Income tax expense (benefit)	16.4	9.4	(25.3)
Net income	61.7	36.3	70.0
Net income attributable to noncontrolling interests	0.9	3.3	1.2
Net income attributable to Forestar Group Inc.	$60.8	$33.0	$68.8

Basic net income per common share attributable to Forestar Group Inc.	$1.26	$0.79	$1.64
Weighted average number of common shares	48.0	42.0	41.9

Diluted net income per common share attributable to Forestar Group Inc.	$1.26	$0.79	$1.64
Adjusted weighted average number of common shares	48.1	42.0	42.0

See accompanying notes to consolidated financial statements.

FORESTAR GROUP INC.
CONSOLIDATED STATEMENTS OF TOTAL EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Non-controlling Interests	Total Equity
	(In millions, except share amounts)
Balances at December 31, 2017 (41,938,936 shares)	$41.9	$506.0	$56.3	$1.4	$605.6
Net income	—	—	68.8	1.2	70.0
Stock issued under employee benefit plans (467 shares)	—	—	—	—	—
Stock-based compensation expense	—	0.3	—	—	0.3
Distributions to noncontrolling interests	—	—	—	(1.4)	(1.4)
Balances at September 30, 2018 (41,939,403 shares)	$41.9	$506.3	$125.1	$1.2	$674.5
Net income	—	—	33.0	3.3	36.3
Issuance of common stock (6,037,500 shares)	6.0	94.7	—	—	100.7
Stock issued under employee benefit plans (20,463 shares)	0.1	(0.1)	—	—	—
Stock-based compensation expense	—	1.3	—	—	1.3
Distributions to noncontrolling interests	—	—	—	(3.9)	(3.9)
Balances at September 30, 2019 (47,997,366 shares)	$48.0	$602.2	$158.1	$0.6	$808.9
Net income	—	—	60.8	0.9	61.7
Stock issued under employee benefit plans (64,555 shares)	0.1	—	—	—	0.1
Cash paid for shares withheld for taxes	—	(0.3)	—	—	(0.3)
Stock-based compensation expense	—	2.0	—	—	2.0
Distributions to noncontrolling interests	—	—	—	(0.6)	(0.6)
Balances at September 30, 2020 (48,061,921 shares)	$48.1	$603.9	$218.9	$0.9	$871.8

See accompanying notes to consolidated financial statements.

FORESTAR GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,		Nine Months Ended September 30, 2018
	2020	2019
	(In millions)
OPERATING ACTIVITIES
Net income	$61.7	$36.3	$70.0
Adjustments:
Depreciation and amortization	4.9	6.7	3.9
Deferred income taxes	23.1	9.5	(24.8)
Equity in earnings of unconsolidated ventures	(0.7)	(0.5)	(4.8)
Distributions of earnings of unconsolidated ventures	—	4.9	3.5
Stock-based compensation expense	2.0	1.3	0.3
Real estate and land option charges	0.9	1.3	0.3
Gain on sale of assets	(0.1)	(3.0)	(27.8)
Other	0.1	0.1	0.9
Changes in operating assets and liabilities:
Increase in real estate	(281.7)	(531.7)	(361.1)
(Increase) decrease in other assets	(3.4)	0.3	(1.6)
Increase in accounts payable and other accrued liabilities	24.0	41.9	18.4
Increase in earnest money deposits on sales contracts	3.9	40.5	37.5
(Increase) decrease in income taxes receivable	(3.1)	1.2	2.3
Net cash used in operating activities	(168.4)	(391.2)	(283.0)
INVESTING ACTIVITIES
Expenditures for property, equipment, software and other	(0.6)	(0.9)	(0.1)
Return of investment in unconsolidated ventures	4.3	0.1	0.8
Proceeds from sale of assets	1.3	—	258.3
Net cash provided by (used in) investing activities	5.0	(0.8)	259.0
FINANCING ACTIVITIES
Issuance of common stock	—	100.7	—
Proceeds from debt	300.0	435.0	0.2
Repayments of debt	(118.9)	(85.0)	(0.5)
Deferred financing fees	(5.3)	(6.9)	(2.3)
Distributions to noncontrolling interests, net	(0.6)	(3.9)	(1.4)
Cash paid for shares withheld for taxes	(0.3)	(0.1)	—
Net cash provided by (used in) financing activities	174.9	439.8	(4.0)
Net increase (decrease) in cash and cash equivalents	11.5	47.8	(28.0)
Cash and cash equivalents at beginning of period	382.8	335.0	363.0
Cash and cash equivalents at end of period	$394.3	$382.8	$335.0
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized	$—	$—	$0.9
Income taxes refunded, net	$(3.1)	$(1.7)	$(3.4)

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

In October 2017, Forestar became a majority-owned subsidiary of D.R. Horton, Inc. (D.R. Horton) by virtue of a merger with a wholly-owned subsidiary of D.R. Horton. Immediately following the merger, D.R. Horton owned 75% of the Company's outstanding common stock. In connection with the merger, the Company entered into certain agreements with D.R. Horton including a Stockholder’s Agreement, a Master Supply Agreement and a Shared Services Agreement. D.R. Horton is considered a related party of Forestar under GAAP. At September 30, 2020, D.R. Horton owned approximately 65% of the Company's outstanding common stock.

Change in Fiscal Year

Following the merger with D.R. Horton, the Company changed its fiscal year-end from December 31 to September 30, effective January 1, 2018. This change aligned Forestar's fiscal year-end reporting calendar with D.R. Horton. The Company's results of operations, cash flows and all transactions impacting stockholders' equity presented in this Form 10-K are for the fiscal years ended September 30, 2020 and 2019 and for the nine months ended September 30, 2018 unless otherwise noted. This Form 10-K also includes an unaudited statement of operations for the comparable stub period of January 1, 2017 to September 30, 2017. See Note 17.

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

Strategic Asset Sale

In February 2018, the Company entered into and closed on a Purchase and Sale Agreement with Starwood Land, L.P. (Starwood) to sell 24 legacy projects for $232.0 million which generated $217.5 million in net proceeds. This strategic asset sale included projects owned both directly and indirectly through ventures and consisted of approximately 750 developed and under development lots, over 4,000 future undeveloped lots, 730 unentitled acres in California, an interest in one multi-family operating property and a multi-family development site.

Adoption of New Accounting Standard

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, “Leases,” which requires that lease assets and liabilities be recognized on the balance sheet and that key information about leasing arrangements be disclosed. The guidance was effective for the Company beginning October 1, 2019 and did not have a material impact on its consolidated financial position, results of operations or cash flows. As a result of the adoption of this standard on October 1, 2019, the Company recorded right of use assets of $2.7 million and lease liabilities of $2.9 million. Lease right of use assets are included in other assets and lease liabilities are included in accrued expenses and other liabilities in the consolidated balance sheet.

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Revenue Recognition

Real estate revenue and related profit are generally recognized at the time of the closing of a sale, when title to and possession of the property are transferred to the buyer. The Company’s performance obligation, to deliver the agreed-upon land or lots, is generally satisfied at closing. However, there may be instances in which the Company has an unsatisfied remaining performance obligation at the time of closing. In these instances, the Company records contract liabilities and recognizes those revenues over time as the performance obligations are completed. Generally, the Company's unsatisfied remaining performance obligations are expected to have an original duration of less than one year. See Note 4.

Cash and Cash Equivalents

Cash and cash equivalents include cash, other short-term instruments with original maturities of three months or less and proceeds from land and lot closings held for the Company’s benefit at title companies.

Real Estate and Cost of Sales

Real estate includes the costs of direct land and lot acquisition, land development, capitalized interest, and direct overhead costs incurred during land development. All indirect overhead costs, such as compensation of management personnel and insurance costs, are charged to selling, general and administrative expense as incurred.

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

The Company receives earnest money deposits from homebuilders for purchases of developed lots. These earnest money deposits are typically released to the homebuilders as lots are sold. Earnest money deposits from D.R. Horton are subject to mortgages which are secured by the real estate under contract with D.R. Horton. These mortgages expire when the earnest money is released to D.R. Horton as lots are sold. See Note 15 for related party transactions and balances.

The Company has agreements with certain utility or improvement districts to convey water, sewer and other infrastructure-related assets it has constructed in connection with projects within their jurisdiction and receive reimbursements for the cost of these improvements. The reimbursement amounts for these improvements are defined by the district and are based on the allowable costs of the improvements. The transfer is consummated and the Company generally receives payment when the districts have a sufficient tax base to support funding of their bonds. The cost incurred by the Company in constructing these improvements, net of the amount expected to be collected in the future, is included in the Company's land development budgets and in the determination of lot costs.

The Company reviews real estate assets held for use for impairment when events or circumstances indicate that their carrying value may not be recoverable. Impairment exists if the carrying amount of the asset is not recoverable from the undiscounted cash flows expected from its use and eventual disposition. The amount of the impairment loss is determined by comparing the carrying value of the asset to its estimated fair value, which is generally determined based on the present value of future cash flows expected from the sale of the asset. Real estate impairments are included in cost of sales in the consolidated statements of operations. See Note 3.

Capitalized Interest

The Company capitalizes interest costs throughout the development period (active real estate). Capitalized interest is charged to cost of sales as the related real estate is sold to the buyer. During periods in which the Company’s active real estate is lower than its debt level, a portion of the interest incurred is reflected as interest expense in the period incurred. During fiscal 2020 and 2019, the Company’s active real estate exceeded its debt level, and all interest incurred was capitalized to real estate. See Note 5.

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. The cost of significant additions and improvements is capitalized and the cost of repairs and maintenance is expensed as incurred. Depreciation generally is recorded using the straight-line method over the estimated useful life of the asset as follows:

	Estimated Useful Lives	September 30,
		2020	2019
		(In millions)
Leasehold improvements	5 to 10 years	$1.2	$0.9
Property and equipment	2 to 10 years	1.1	3.4
Total property and equipment		2.3	4.3
Accumulated depreciation		(1.2)	(1.9)
Property and equipment, net		$1.1	$2.4

Depreciation expense was $0.3 million, $0.3 million and $0.2 million in fiscal 2020, 2019 and the nine months ended September 30, 2018, respectively.

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

Interest and penalties related to unrecognized tax benefits are recognized in the financial statements as a component of income tax expense. Significant judgment is required to evaluate uncertain tax positions. The Company evaluates its uncertain tax positions on a quarterly basis. The evaluations are based upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in increases or decreases in the Company’s income tax expense in the period in which the change is made. See Note 11.

Stock-Based Compensation

The Company’s stockholders formally authorize shares of its common stock to be available for future grants of stock-based compensation awards. From time to time, the Compensation Committee of the Company’s Board of Directors authorizes the grant of stock-based compensation to its employees and directors from these available shares. At September 30, 2020, the outstanding stock-based compensation awards consist of restricted stock units. Grants of restricted stock units vest over a certain number of years as determined by the Compensation Committee of the Board of Directors. Restricted stock units outstanding at September 30, 2020 have a remaining vesting period of 1 to 5 years.

The compensation expense for stock-based awards is based on the fair value of the award and is recognized on a straight-line basis over the remaining vesting period. The fair values of restricted stock units are based on the Company’s stock price at the date of grant. See Note 13.

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Fair Value Measurements

The FASB's authoritative guidance for fair value measurements establishes a three-level hierarchy based upon the inputs to the valuation model of an asset or liability. When available, the Company uses quoted market prices in active markets to determine fair value. Non-financial assets measured at fair value on a non-recurring basis principally include real estate assets which the Company reviews for indicators of impairment when events and circumstances indicate that the carrying value is not recoverable. See Note 9.

Pending Accounting Standards

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses,” which replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information in determining credit loss estimates. The guidance is effective for the Company beginning October 1, 2020 and is not expected to have a material impact on its consolidated financial position, results of operations or cash flows.

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

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 2 — Segment Information

Since the beginning of fiscal 2019, the Company has managed its operations through its real estate segment, which is its core business and generates substantially all of its revenues. The real estate segment primarily acquires land and develops infrastructure for single-family residential communities, and its revenues generally come from sales of residential single-family finished lots to local, regional and national homebuilders. The Company has other business activities for which the related assets and operating results are immaterial, and therefore are included within the Company's real estate segment. As such, the operating results of the Company's real estate segment are consistent with its consolidated operating results and no separate disclosure is required as of and for the fiscal years ended September 30, 2020 and 2019.

During the nine months ended September 30, 2018, the Company managed its operations through its real estate segment and other segment (previously referred to as other natural resources). Additionally, certain costs and assets were not allocated to the Company’s segments. The accounting policies of the segments are the same as those described throughout Note 1. Segment results for the nine months ended September 30, 2018 were as follows:

	Nine Months Ended September 30, 2018
	Real Estate	Other	Items Not Allocated	Consolidated
	(In millions)
Revenues	$78.3	$—	$—	$78.3
Cost of sales	48.9	0.6	—	49.5
Selling, general and administrative expense	7.1	0.3	12.0	19.4
Equity in earnings of unconsolidated ventures	(4.8)	—	—	(4.8)
Gain on sale of assets (1)	(18.6)	(9.2)	—	(27.8)
Interest expense	—	—	3.7	3.7
Interest and other income	(1.8)	—	(4.6)	(6.4)
Income before income taxes	47.5	8.3	(11.1)	44.7
Net income attributable to noncontrolling interests	1.2	—	—	1.2
Income before income taxes attributable to Forestar Group Inc.	$46.3	$8.3	$(11.1)	$43.5
______________
(1)Gain on sale of assets within the real estate segment consisted primarily of a gain of $14.6 million related to the sale of the Company's interest in a multi-family venture near Denver. Gain on sale of assets within the other segment relates to the sale of non-core water interests in Texas, Louisiana, Georgia and Alabama.

Note 3 — Real Estate

Real estate consists of:

	September 30,
	2020	2019
	(In millions)
Developed and under development projects	$1,304.3	$1,011.8
Undeveloped land	5.4	17.1
	$1,309.7	$1,028.9

In fiscal 2020, the Company invested $550.8 million for the acquisition of residential real estate and $503.0 million for the development of residential real estate. At September 30, 2020 and 2019, undeveloped land primarily consists of undeveloped land which the Company has the contractual right to sell to D.R. Horton within approximately one year of its purchase or, if D.R. Horton elects, at an earlier date, at a sales price equal to the carrying value of the land at the time of sale plus additional consideration of 16% per annum.

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Each quarter the Company reviews the performance and outlook for all of its real estate for indicators of potential impairment and performs detailed impairment evaluations and analyses when necessary. As a result of this process there were no real estate impairment charges recorded in fiscal 2020 and $0.8 million and $0.3 million of impairment charges were recorded during fiscal 2019 and the nine months ended September 30, 2018, respectively.

During fiscal 2020 and 2019, pre-acquisition cost write-offs related to land purchase contracts that the Company has terminated or expects to terminate were $0.9 million and $0.2 million, respectively. There were no pre-acquisition cost write-offs in the nine months ended September 30, 2018. Real estate impairments and land option charges are included in cost of sales in the consolidated statements of operations.

Note 4 — Revenues

Revenues consist of:

	Year Ended September 30,		Nine Months Ended September 30, 2018
	2020	2019
	(In millions)
Residential lot sales	$880.3	$351.7	$72.0
Residential tract sales	48.6	55.8	3.6
Commercial tract sales	2.5	18.5	2.0
Other	0.4	2.3	0.7
	$931.8	$428.3	$78.3

Land and lot sales to D.R. Horton were $887.6 million, $326.6 million and $39.1 million in fiscal 2020, 2019 and the nine months ended September 30, 2018, respectively.

Note 5 — Capitalized Interest

The following table summarizes the Company’s interest costs incurred, capitalized and expensed in fiscal 2020, 2019 and the nine months ended September 30, 2018.

	Year Ended September 30,		Nine Months Ended September 30, 2018
	2020	2019
	(In millions)
Capitalized interest, beginning of period	$23.7	$3.2	$0.5
Interest incurred	43.3	25.3	7.3
Interest expensed:
Directly to interest expense	—	—	(3.7)
Charged to cost of sales	(18.3)	(4.8)	(0.9)
Capitalized interest, end of period	$48.7	$23.7	$3.2

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 6 — Investment in Unconsolidated Ventures

In the past, the Company has participated in real estate ventures for the purpose of acquiring and developing residential, multi-family and mixed-use communities in which it may or may not have a controlling financial interest. GAAP requires consolidation of variable interest entities (VIEs) in which an enterprise has a controlling financial interest and is the primary beneficiary. A controlling financial interest will have both of the following characteristics: (a) the power to direct the VIE activities that most significantly impact economic performance and (b) the obligation to absorb the VIE losses and right to receive benefits that are significant to the VIE. The Company examines specific criteria and uses judgment when determining whether a venture is a VIE and whether it is the primary beneficiary. The Company performs this review initially at the time it enters into venture agreements and reassesses upon reconsideration events.

At September 30, 2020, the Company had ownership interests in four ventures that it accounted for using the equity method. Combined summarized balance sheet and income statement information for these unconsolidated ventures follows:

	September 30,
	2020	2019
	(In millions)
Assets:
Cash and cash equivalents	$1.2	$1.6
Real estate	6.1	13.6
Other assets	0.2	0.1
Total assets	$7.5	$15.3
Liabilities and Equity:
Accounts payable and other liabilities	$0.2	$0.3
Equity	7.3	15.0
Total liabilities and equity	$7.5	$15.3

Forestar's investment in unconsolidated ventures	$3.6	$7.3

	Year Ended September 30,		Nine Months Ended September 30, 2018
	2020	2019
	(In millions)
Revenues	$3.5	$1.9	$22.2
Earnings	3.8	1.3	15.1
Forestar's equity in earnings of unconsolidated ventures	0.7	0.5	4.8

During fiscal 2020, 2019 and the nine months ended September 30, 2018, the Company made no further investments in these ventures and received $4.3 million, $5.0 million and $4.3 million, respectively, in distributions. Distributions include both return of investments and distributions of earnings.

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

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

In the nine months ended September 30, 2018, the Company sold its ownership interest in eight of its unconsolidated ventures to Starwood as part of a strategic asset sale (see Note 1); its interest in a residential venture in Atlanta, generating $11.0 million in net proceeds and a gain of $2.0 million; and its interest in a multi-family venture near Denver, generating $19.2 million in net proceeds and a gain of $14.6 million.

In the nine months ended September 30, 2018, a venture in which the Company owns a 50% interest recognized a non-cash impairment charge of $3.0 million related to a golf course near Atlanta. The Company's share of this charge is included within equity in earnings of unconsolidated ventures in its consolidated statements of operations.

Note 7 — Other Assets, Accrued Expenses and Other Liabilities

The Company's other assets at September 30, 2020 and 2019 were as follows:

	September 30,
	2020	2019
	(In millions)
Receivables, net	$0.4	$1.1
Earnest money notes receivable on sales contracts	4.8	—
Lease right of use assets	3.6	—
Prepaid expenses	4.9	3.4
Land purchase contract deposits	5.5	5.1
Other assets	5.7	4.1
	$24.9	$13.7

The Company's accrued expenses and other liabilities at September 30, 2020 and 2019 were as follows:

	September 30,
	2020	2019
	(In millions)
Accrued employee compensation and benefits	$6.2	$5.6
Accrued property taxes	3.8	2.1
Lease liabilities	3.8	—
Accrued interest	14.0	13.5
Contract liabilities	0.2	2.5
Deferred income	9.3	9.3
State income taxes payable	0.5	—
Accrued development costs	35.3	35.4
Other accrued expenses	10.2	8.4
Other liabilities	10.5	2.8
	$93.8	$79.6

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 8 — Debt

The Company's notes payable at their carrying amounts consist of the following:

	September 30,
	2020	2019
	(In millions)
Unsecured:
3.75% convertible senior notes due 2020	$—	$116.7
8.0% senior notes due 2024 (1)	345.2	343.8
5.0% senior notes due 2028 (1)	295.9	—
Revolving credit facility	—	—
	$641.1	$460.5
______________
(1)Unamortized debt issuance costs that were deducted from the carrying amounts of the senior notes totaled $8.9 million and $6.2 million at September 30, 2020 and 2019, respectively.

Bank Credit Facility

The Company has a $380 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $570 million, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the revolving credit commitment. Borrowings under the revolving credit facility are subject to a borrowing base calculation based on the book value of the Company's real estate assets and unrestricted cash. Letters of credit issued under the facility reduce the available borrowing capacity. There were no borrowings or repayments under the facility during fiscal 2020. At September 30, 2020, there were no borrowings outstanding and $36.0 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $344.0 million. The maturity date of the facility is October 2, 2022, which can be extended by up to one year on up to two additional occasions, subject to the approval of lenders holding a majority of the commitments.

The revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require a minimum level of tangible net worth, a minimum level of liquidity and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At September 30, 2020, the Company was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility.

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

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

The Company also has $350 million principal amount of 8.0% senior notes outstanding. The notes mature April 15, 2024 with interest payable semi-annually and represent senior unsecured obligations that rank equally in right of payment to all existing and future senior unsecured indebtedness. The notes may be redeemed prior to maturity, subject to certain limitations and premiums defined in the indenture agreement. On or after April 15, 2021, the notes may be redeemed at 104% of their principal amount plus any accrued and unpaid interest. In accordance with the indenture, the redemption price decreases annually thereafter and the notes can be redeemed at par on or after April 15, 2023 through maturity. The notes are guaranteed by each of the Company's subsidiaries to the extent such subsidiaries guarantee the Company's revolving credit facility. The annual effective interest rate of the notes after giving effect to the amortization of financing costs is 8.5%.

In March 2020, the Company repaid $118.9 million principal amount of its 3.75% convertible senior notes in cash at maturity.

The indentures governing the senior notes require that, upon the occurrence of both a change of control and a rating decline (each as defined in the indentures), the Company offer to purchase the notes at 101% of their principal amount. If the Company or its restricted subsidiaries dispose of assets, under certain circumstances, the Company will be required to either invest the net cash proceeds from such asset sales in its business within a specified period of time, repay certain senior secured debt or debt of its non-guarantor subsidiaries, or make an offer to purchase a principal amount of the notes equal to the excess net cash proceeds at a purchase price of 100% of their principal amount. The indentures contain covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries to pay dividends or distributions, repurchase equity, prepay subordinated debt and make certain investments; incur additional debt or issue mandatorily redeemable equity; incur liens on assets; merge or consolidate with another company or sell or otherwise dispose of all or substantially all of the Company’s assets; enter into transactions with affiliates; and allow to exist certain restrictions on the ability of subsidiaries to pay dividends or make other payments. At September 30, 2020, the Company was in compliance with all of the limitations and restrictions associated with its senior note obligations.

Effective April 30, 2020, the Board of Directors authorized the repurchase of up to $30 million of the Company’s debt securities. The authorization has no expiration date. All of the $30 million authorization was remaining at September 30, 2020.

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

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

For the financial assets and liabilities that the Company does not reflect at fair value, the following tables present both their respective carrying value and fair value at September 30, 2020 and 2019.

		Fair Value at September 30, 2020
	Carrying Value	Level 1	Level 2	Level 3	Total
	(in millions)
Cash and cash equivalents (a)	$394.3	$394.3	$—	$—	$394.3
Debt (b)	641.1	—	673.5	—	673.5

		Fair Value at September 30, 2019
	Carrying Value	Level 1	Level 2	Level 3	Total
	(in millions)
Cash and cash equivalents (a)	$382.8	$382.8	$—	$—	$382.8
Debt (b)	460.5	—	497.3	—	497.3
 _____________________
(a)    The fair values of cash and cash equivalents approximate their carrying values due to their short-term nature and are classified as Level 1 within the fair value hierarchy.
(b)    At September 30, 2020 and 2019, debt consisted of the Company's senior notes. The fair value of the senior notes is determined based on quoted market prices, which is classified as Level 2 within the fair value hierarchy.

Non-financial assets measured at fair value on a non-recurring basis primarily include real estate assets which the Company reviews for indicators of potential impairment and performs impairment evaluations when necessary.

Note 10 — Earnings per Share

The computations of basic and diluted earnings per share are as follows:

	Year Ended September 30,		Nine Months Ended September 30, 2018
	2020	2019
	(In millions, except share and per share amounts)
Numerator:
Net income attributable to Forestar Group Inc.	$60.8	$33.0	$68.8
Denominator:
Weighted average common shares outstanding — basic	48,037,018	41,974,429	41,938,987
Dilutive effect of stock-based compensation	57,093	30,712	30,069
Total weighted average shares outstanding — diluted	48,094,111	42,005,141	41,969,056

Basic net income per common share attributable to Forestar Group Inc.	$1.26	$0.79	$1.64
Diluted net income per common share attributable to Forestar Group Inc.	$1.26	$0.79	$1.64

In March 2020, the Company repaid $118.9 million principal amount of its 3.75% convertible senior notes in cash at maturity. The notes had no impact on diluted net income per share in any of the prior periods presented.

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 11 — Income Taxes

The components of the Company's income tax expense are as follows:

	Year Ended September 30,		Nine Months Ended September 30, 2018
	2020	2019
	(In millions)
Current tax expense (benefit):
Federal	$(7.6)	$(0.3)	$(0.5)
State and other	0.9	0.3	—
	(6.7)	—	(0.5)
Deferred tax expense (benefit):
Federal	21.2	9.1	(23.5)
State and other	1.9	0.3	(1.3)
	23.1	9.4	(24.8)
Income tax expense (benefit)	$16.4	$9.4	$(25.3)

A reconciliation of the federal statutory rate to the Company's effective income tax rate follows:

	Year Ended September 30,		Nine Months Ended September 30, 2018
	2020	2019
Federal statutory rate	21%	21%	21%
State, net of federal benefit	3	1	4
Valuation allowance	—	—	(81)
Tax benefits previously unrecognized	(2)	—	—
Tax rate benefit in carryback years	(1)	—	—
Noncontrolling interests	—	(1)	(1)
Effective tax rate (benefit)	21%	21%	(57)%

The effective tax rate for fiscal 2020 includes a tax benefit of $2.3 million related to the net operating loss (NOL) carryback provisions of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), which allows the Company to carryback a portion of its fiscal 2018 NOL. The carryback provisions result in the recognition of previously unrecognized tax benefits and the revaluation of deferred tax assets due to the utilization of NOLs at a higher tax rate in the carryback period. The Company's effective tax rate for the nine months ended September 30, 2018 also includes a benefit for the release of its federal valuation allowance and a portion of its state valuation allowance associated with its deferred tax assets. The effective tax rate for all periods includes an expense for state income taxes and nondeductible expenses and a benefit related to noncontrolling interests.

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Significant components of deferred taxes are:

	September 30,
	2020	2019
	(In millions)
Deferred tax assets:
Real estate	$10.5	$10.2
Employee benefits	1.5	1.5
Net operating loss carryforwards	1.7	15.1
AMT credits	—	0.6
Accruals not deductible until paid	0.2	0.2
Total deferred tax assets	13.9	27.6
Valuation allowance	(1.5)	(3.3)
Total deferred tax assets, net of valuation allowance	12.4	24.3
Deferred tax liabilities:
Deferral of profit on lot sales	(18.1)	(6.4)
Convertible debt	—	(0.5)
Total deferred tax liabilities	(18.1)	(6.9)
Deferred tax (liability) asset, net	$(5.7)	$17.4

In October 2017, D.R. Horton acquired 75% of the Company's common stock resulting in an ownership change under Section 382 of the Internal Revenue Code. Section 382 limits the Company's ability to use certain tax attributes and built-in losses and deductions in a given year. Any federal tax attributes or built-in losses and deductions that were limited in fiscal 2018 or 2019 have been fully utilized.

At September 30, 2020, the Company had no federal NOL carryforwards as a result of NOL carryback claims and taxable income in the current year. At September 30, 2020, the Company had tax benefits of $1.7 million related to state NOL carryforwards, of which $1.4 million will expire between 2030 and 2037 while the remaining $0.3 million do not have an expiration date.

The Company has a valuation allowance of $1.5 million and $3.3 million at September 30, 2020 and 2019 because it is more likely than not that a portion of the Company's state deferred tax assets, primarily NOL carryforwards, will not be realized because the Company is no longer operating in some states or the NOL carryforward periods are too brief to realize the related deferred tax asset. The current year decrease in the valuation allowance is primarily attributable to the write-off of state deferred tax assets for NOLs which are not expected to be utilized, resulting in no impact to state tax expense. The Company will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance on its deferred tax assets. Any reversal of the valuation allowance in future periods will impact the effective tax rate.

The Company is subject to a Tax Sharing Agreement with D.R. Horton. The agreement sets forth an equitable method for reimbursements of tax liabilities or benefits between the Company and D.R. Horton related to state and local income, margin or franchise tax returns that are filed on a unitary basis with D.R. Horton. In accordance with the agreement, the Company reimbursed D.R. Horton $0.2 million in fiscal 2020 for its tax expense generated in fiscal 2019, and D.R. Horton reimbursed the Company $0.4 million in fiscal 2019 for its tax benefit generated in the nine months ended September 30, 2018.

The Company files income tax returns in the U.S. and in various state jurisdictions. The federal statute of limitations for tax years prior to 2016 is closed and the statute of limitations in major state jurisdictions for tax years prior to 2016 is closed. The Company is not currently being audited by the IRS or any state jurisdictions.

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

A reconciliation of the beginning and ending amount of tax benefits not recognized for book purposes is as follows:

	Year Ended September 30,		Nine Months Ended September 30, 2018
	2020	2019
	(In millions)
Balance at beginning of period	$1.6	$1.6	$1.1
(Decrease) increase for tax positions taken in prior periods	(1.6)	—	0.5
Balance at end of period	$—	$1.6	$1.6

The Company had no unrecognized tax benefits at September 30, 2020 as a result of the recognition of $1.6 million of previously unrecognized tax benefits during fiscal 2020. All of the $1.6 million of recognized tax benefits affected the Company’s effective tax rate and was attributable to the NOL carryback provisions of the CARES Act allowing previously uncertain tax attributes to be recognized.

The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. In fiscal years 2020, 2019 and in the nine months ended September 30, 2018, no significant interest related to unrecognized tax benefits was recognized. At September 30, 2020, there were no accrued interest or penalties.

Note 12 — Stockholders' Equity

The Company has an effective shelf registration statement filed with the Securities and Exchange Commission (SEC) in September 2018 registering $500 million of equity securities. As of September 30, 2020, $394.3 million remained available for issuance under the shelf registration statement, $100 million of which is reserved for sales under the at-the-market equity offering program discussed below.

In August 2020, the Company entered into an equity distribution agreement to issue and sell, from time to time, up to $100 million in aggregate offering price of its common stock through an at-the-market equity offering program. As of September 30, 2020, no shares had been issued under the at-the-market equity offering program.

Note 13 — Employee Benefit Plans

Retirement Plans

The Company has a 401(k) plan for all employees who have been with the Company for a period of six months or more. The Company matches portions of employees’ voluntary contributions. Additional employer contributions in the form of profit sharing may also be made at the Company’s discretion. The Company recorded expense of $0.4 million, $0.2 million and $0.1 million for matching contributions in fiscal 2020, 2019 and the nine months ended September 30, 2018, respectively.

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

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

During fiscal 2020, 2019 and in the nine months ended September 30, 2018, the Company granted time-based RSUs that vest annually in equal installments over periods of three to five years. The following table provides additional information related to time-based RSU activity during those periods.

	Year Ended September 30,				Nine Months Ended September 30, 2018
	2020		2019
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	200,960	$19.68	86,500	$18.09	85,994	$17.54
Granted	181,325	16.11	149,400	20.24	12,000	22.35
Vested	(79,432)	19.58	(23,740)	18.03	(500)	18.40
Cancelled	(16,990)	19.10	(11,200)	18.39	(10,994)	18.40
Outstanding at end of period	285,863	$17.47	200,960	$19.68	86,500	$18.09

The total fair value of shares vested on the vesting date during fiscal 2020 and 2019 was $1.6 million and $0.4 million, respectively. Total stock-based compensation expense related to the Company's restricted stock units for fiscal 2020, 2019 and the nine months ended September 30, 2018 was $2.0 million, $1.3 million and $0.3 million, respectively, and fiscal 2020 and 2019 included $0.5 million and $0.6 million, respectively, of expense recognized for employees that were retirement eligible on the date of grant. These expenses are included in selling, general and administrative expense in the Company's consolidated statements of operations. At September 30, 2020, there was $3.2 million of unrecognized compensation expense related to unvested time-based RSU awards. This expense is expected to be recognized over a weighted average period of 2.6 years.

Note 14 — Commitments and Contingencies

Contractual Obligations and Off-Balance Sheet Arrangements

In support of the Company's residential lot development business, it issues letters of credit under the revolving credit facility and has a surety bond program that provides financial assurance to beneficiaries related to the execution and performance of certain development obligations. At September 30, 2020, the Company had outstanding letters of credit of $36.0 million under the revolving credit facility and surety bonds of $236.9 million issued by third parties to secure performance under various contracts. The Company expects that its performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When the Company completes its performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving the Company with no continuing obligations. The Company has no material third-party guarantees.

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

Other Commitments

The Company leases facilities and equipment under non-cancelable long-term operating lease agreements. In addition, the Company has various obligations under other office space and equipment leases of less than one year. Rent expense for facilities and equipment was $1.1 million in fiscal 2020, $0.7 million in fiscal 2019 and $0.6 million in the nine months ended September 30, 2018. Future minimum rental commitments, by fiscal year, under non-cancelable operating leases having an initial or remaining term in excess of one year are: 2021 — $1.2 million; 2022 — $0.9 million; 2023 — $0.9 million; 2024 — $0.7 million; 2025 — $0.3 million; and thereafter — $0.0 million.

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 15 — Related Party Transactions

The Company has a Shared Services Agreement with D.R. Horton whereby D.R. Horton provides the Company with certain administrative, compliance, operational and procurement services. During fiscal 2020, 2019 and the nine months ended September 30, 2018, the Company paid D.R. Horton $5.0 million, $2.1 million and $0.9 million for these shared services and $2.7 million, $1.4 million and $0.9 million for the cost of health insurance and other employee benefits. These expenses are included in selling, general and administrative expense in the consolidated statements of operations.

The Company is subject to a Tax Sharing Agreement with D.R. Horton. The agreement sets forth an equitable method for reimbursements of tax liabilities or benefits between the Company and D.R. Horton related to state and local income, margin or franchise tax returns that are filed on a unitary basis with D.R. Horton. In accordance with the agreement, the Company reimbursed D.R. Horton $0.2 million in fiscal 2020 for its tax expense generated in fiscal 2019, and D.R. Horton reimbursed the Company $0.4 million in fiscal 2019 for its tax benefit generated in the nine months ended September 30, 2018.

Under the terms of the Master Supply Agreement with D.R. Horton, both companies identify land development opportunities to expand Forestar's portfolio of assets. At September 30, 2020 and 2019, the Company owned or controlled through purchase contracts approximately 60,500 and 38,300 residential lots, of which D.R. Horton had the following involvement.

	September 30,
	2020	2019
	(Dollars in millions)
Residential lots under contract to sell to D.R. Horton	14,000	12,800
Residential lots subject to right of first offer with D.R. Horton	16,400	10,600
Earnest money deposits from D.R. Horton for lots under contract	$92.2	$88.7
Earnest money notes from D.R. Horton for lots under contract	$4.8	$—
Remaining purchase price of lots under contract with D.R. Horton	$1,022.2	$953.8

During fiscal 2020, 2019 and the nine months ended September 30, 2018, the Company's residential lot sales totaled 10,373, 4,132 and 1,024, and lot sales revenues were $880.3 million, $351.7 million and $72.0 million. Lot and land sales to D.R. Horton during those periods were as follows.

	Year Ended September 30,		Nine Months Ended September 30, 2018
	2020	2019
	(Dollars in millions)
Residential single-family lots sold to D.R. Horton	10,164	3,728	642
Residential lot sales revenues from sales to D.R. Horton	$859.7	$311.7	$43.6
Residential tract acres sold to D.R. Horton	143	290	79
Residential tract sales revenues from sales to D.R. Horton	$25.6	$10.9	$2.0

In addition, the net impact of the change in contract liabilities or revenue deferrals increased revenues on lot sales to D.R. Horton by $2.3 million and $4.0 million in fiscal 2020 and 2019, respectively, and decreased revenues by $6.4 million in the nine months ended September 30, 2018. During the nine months ended September 30, 2018, a venture in which the Company owns a 37.5% interest sold 40 residential tract acres to D.R. Horton for $7.8 million. The Company's share of these earnings was $2.5 million, which is included in equity in earnings of unconsolidated ventures in its consolidated statements of operations.

During fiscal 2020, 2019 and the nine months ended September 30, 2018, the Company reimbursed D.R. Horton approximately $27.0 million, $34.5 million and $21.2 million for previously paid earnest money and $36.3 million, $13.1 million and $15.2 million for pre-acquisition and other due diligence and development costs related to land purchase contracts whereby D.R. Horton assigned its rights under these land purchase contracts to the Company.

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

During fiscal 2020, 2019 and the nine months ended September 30, 2018, the Company paid D.R. Horton $6.2 million, $2.4 million and $0.6 million for land development services. These amounts are included in cost of sales in the Company’s consolidated statements of operations.

At September 30, 2020 and 2019, undeveloped land was $5.4 million and $17.1 million. Undeveloped land primarily consists of undeveloped land which the Company has the contractual right to sell to D.R. Horton within approximately one year of its purchase or, if D.R. Horton elects, at an earlier date, at a sales price equal to the carrying value of the land at the time of sale plus additional consideration of 16% per annum. In fiscal 2019, the Company sold approximately 63 acres of undeveloped land to a third party for approximately $44.2 million. In conjunction with the sale, the Company paid D.R. Horton a fee of approximately $2.1 million to terminate an existing purchase and sale agreement whereby D.R. Horton had the option to purchase the property at a fixed price. This termination fee is included in cost of sales in the Company's consolidated statements of operations.

At September 30, 2020 and 2019, accrued expenses and other liabilities on the Company's consolidated balance sheets included $8.4 million and $2.2 million owed to D.R. Horton for any accrued and unpaid shared service charges, land purchase contract deposits and due diligence and other development cost reimbursements.

Note 16 — Quarterly Results of Operations (Unaudited)

Consolidated quarterly results of operations for fiscal year 2020 and 2019 were (in millions, except per share amounts):

2020	Three Months Ended December 31, 2019	Three Months Ended March 31, 2020	Three Months Ended June 30, 2020	Three Months Ended September 30, 2020
Total revenues	$247.2	$159.1	$177.9	$347.6
Income before income taxes	22.2	13.7	10.3	32.0
Income tax expense	5.4	3.3	0.2	7.5
Net income	16.8	10.4	10.1	24.5
Net (loss) income attributable to noncontrolling interests	(0.1)	0.8	—	0.3
Net income attributable to Forestar Group Inc.	16.9	9.6	10.1	24.2

Net income per share — basic	$0.35	$0.20	$0.21	$0.50
Net income per share — diluted	$0.35	$0.20	$0.21	$0.50

2019	Three Months Ended December 31, 2018	Three Months Ended March 31, 2019	Three Months Ended June 30, 2019	Three Months Ended September 30, 2019
Total revenues	$38.5	$65.3	$88.2	$236.3
Income before income taxes	4.9	16.4	8.4	16.0
Income tax expense	1.0	3.6	1.5	3.4
Net income	3.9	12.8	6.9	12.6
Net income (loss) attributable to noncontrolling interests	0.6	2.7	—	(0.1)
Net income attributable to Forestar Group Inc.	3.3	10.1	6.9	12.7

Net income per share — basic	$0.08	$0.24	$0.16	$0.30
Net income per share — diluted	$0.08	$0.24	$0.16	$0.30

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 17 — Transition Period Comparative Data

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

(c) Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is set forth under the captions “Election of Directors,” “Delinquent Section 16(a) Reports” and “Board Matters” in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

The information required by this item is set forth under the captions “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is set forth under the captions “Securities Authorized for Issuance under Equity Compensation Plans” and “Voting Securities and Principal Stockholders” in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is set forth under the captions “Certain Relationships and Related Party Transactions” and “Board Matters” in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services.

The information required by this item is set forth under the caption “Proposal to Ratify the Selection of Ernst & Young as our Independent Registered Public Accounting Firm” in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)The following documents are filed as part of this report.
(1) Financial Statements
Our consolidated financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K.
(2) Financial Statement Schedules
All financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.
(3) Exhibits
The exhibits listed in (b) are filed or incorporated by reference as part of this Annual Report on Form 10-K.

(b)Exhibits

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

4.3
Indenture, dated as of February 25, 2020, by and among Forestar Group Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on February 25, 2020).

4.4	Description of Securities (incorporated by reference to Exhibit 4.6 of the Company's Annual Report on Form 10-K filed with the Commission on November 21, 2019).
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

10.6†
Form of First Amendment to Change in Control/Severance Agreement between the Company and certain named executive officers (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K filed with the Commission on February 28, 2018).

10.7*	Shared Services Agreement, dated October 6, 2017, between Forestar Group Inc. and D.R. Horton, Inc.
10.8
Stockholder’s Agreement dated as of June 29, 2017, by and between Forestar Group Inc. and D.R. Horton, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on June 29, 2017).

10.9
Master Supply Agreement dated as of June 29, 2017, by and between Forestar Group Inc. and D.R. Horton, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on June 29, 2017).

10.10†	Forestar Real Estate Group Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 of Amendment No. 5 to the Company’s Form 10 filed with the Commission on December 10, 2007).
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

10.14†	Forestar Group Inc. 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 9, 2018).
10.15†
Form of Restricted Stock Unit Agreement (Employees) pursuant to Forestar Group Inc.’s 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 9, 2018).

10.16
Credit Agreement, dated August 16, 2018, among Forestar Group Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on August 17, 2018).

10.17†
Form of Restricted Stock Unit Award Agreement (Employee) pursuant to the Company's 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on July 30, 2019).

10.18†
Form of Restricted Stock Unit Award Agreement (Director) pursuant to the Company's 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on July 30, 2019).

10.19
Amendment No. 1 to Credit Agreement, dated October 2, 2019 by and among Forestar Group Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the Lenders named therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on October 3, 2019).

10.20
Equity Distribution Agreement, dated as of August 7, 2020, among Forestar Group Inc. and the Sales Agents named therein (incorporated by reference to Exhibit 1.1 of the Company's Current Report on Form 8-K filed with the Commission on August 7, 2020).

21.1*	List of Subsidiaries of the Company.
23.1*	Consent of Ernst & Young LLP.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104**	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101).
_____________________
*	Filed or furnished herewith.
**	Submitted electronically herewith.
†	Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Forestar Group Inc.

Date:	November 19, 2020	By:	/s/ James D. Allen
James D. Allen
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel C. Bartok	Chief Executive Officer (Principal Executive Officer)	November 19, 2020
Daniel C. Bartok

/s/ James D. Allen	Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	November 19, 2020
James D. Allen

/s/ Donald J. Tomnitz	Executive Chairman of the Board	November 19, 2020
Donald J. Tomnitz

/s/ Samuel R. Fuller	Director	November 19, 2020
Samuel R. Fuller

/s/ Lisa H. Jamieson	Director	November 19, 2020
Lisa H. Jamieson

/s/ G.F. (Rick) Ringler, III	Director	November 19, 2020
G.F. (Rick) Ringler, III

/s/ Donald C. Spitzer	Director	November 19, 2020
Donald C. Spitzer