Form 10-Q
period 2020-12-31
Forestar Group Inc.
filed 2021-01-27
CIK 1406587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2020
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
Common Stock, $1.00 par value -- 48,076,643 shares as of January 20, 2021

FORESTAR GROUP INC.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
FORESTAR GROUP INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2020	September 30, 2020
	(In millions, except share data)
ASSETS
Cash and cash equivalents	$237.4	$394.3
Real estate	1,540.5	1,309.7
Investment in unconsolidated ventures	1.0	3.6
Income taxes receivable	2.1	6.3
Property and equipment, net	1.9	1.1
Other assets	26.3	24.9
Total assets	$1,809.2	$1,739.9
LIABILITIES
Accounts payable	$42.2	$29.2
Earnest money on sales contracts	118.5	98.3
Deferred tax liability, net	7.9	5.7
Accrued expenses and other liabilities	92.4	93.8
Debt	654.1	641.1
Total liabilities	915.1	868.1
Commitments and contingencies (Note 11)
EQUITY
Common stock, par value $1.00 per share, 200,000,000 authorized shares, 48,076,643 and 48,061,921 shares issued and outstanding at December 31, 2020 and September 30, 2020, respectively	48.1	48.1
Additional paid-in capital	604.1	603.9
Retained earnings	240.9	218.9
Stockholders' equity	893.1	870.9
Noncontrolling interests	1.0	0.9
Total equity	894.1	871.8
Total liabilities and equity	$1,809.2	$1,739.9

See accompanying notes to consolidated financial statements.

FORESTAR GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,
	2020	2019
	(In millions, except per share amounts)
Revenues	$307.1	$247.2
Cost of sales	262.9	216.6
Selling, general and administrative expense	15.5	10.5
Equity in earnings of unconsolidated ventures	(0.2)	(0.5)
Loss on sale of assets	—	0.1
Interest and other income	(0.3)	(1.7)
Income before income taxes	29.2	22.2
Income tax expense	7.1	5.4
Net income	22.1	16.8
Net income (loss) attributable to noncontrolling interests	0.1	(0.1)
Net income attributable to Forestar Group Inc.	$22.0	$16.9

Basic net income per common share attributable to Forestar Group Inc.	$0.46	$0.35
Weighted average number of common shares	48.1	48.0

Diluted net income per common share attributable to Forestar Group Inc.	$0.46	$0.35
Adjusted weighted average number of common shares	48.2	48.1

See accompanying notes to consolidated financial statements.

FORESTAR GROUP INC.
CONSOLIDATED STATEMENTS OF TOTAL EQUITY
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Non-controlling Interests	Total Equity
	(In millions, except share data)
Balances at September 30, 2020 (48,061,921 shares)	$48.1	$603.9	$218.9	$0.9	$871.8
Net income	—	—	22.0	0.1	22.1
Stock issued under employee benefit plans (14,722 shares)	—	—	—	—	—
Cash paid for shares withheld for taxes	—	(0.1)	—	—	(0.1)
Stock-based compensation expense	—	0.3	—	—	0.3
Balances at December 31, 2020 (48,076,643 shares)	$48.1	$604.1	$240.9	$1.0	$894.1

	Common Stock	Additional Paid-in Capital	Retained Earnings	Non-controlling Interests	Total Equity
	(In millions, except share data)
Balances at September 30, 2019 (47,997,366 shares)	$48.0	$602.2	$158.1	$0.6	$808.9
Net income (loss)	—	—	16.9	(0.1)	16.8
Stock issued under employee benefit plans (27,993 shares)	—	—	—	—	—
Cash paid for shares withheld for taxes	—	(0.2)	—	—	(0.2)
Stock-based compensation expense	—	0.5	—	—	0.5
Distributions to noncontrolling interests	—	—	—	(0.4)	(0.4)
Balances at December 31, 2019 (48,025,359 shares)	$48.0	$602.5	$175.0	$0.1	$825.6

See accompanying notes to consolidated financial statements.

FORESTAR GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended December 31,
	2020	2019
	(In millions)
OPERATING ACTIVITIES
Net income	$22.1	$16.8
Adjustments:
Depreciation and amortization	0.8	1.9
Deferred income taxes	2.2	5.6
Equity in earnings of unconsolidated ventures	(0.2)	(0.5)
Stock-based compensation expense	0.3	0.5
Land option charges	0.4	0.3
Loss on sale of assets	—	0.1
Changes in operating assets and liabilities:
Increase in real estate	(218.6)	(38.2)
Decrease (increase) in income taxes receivable	4.2	(0.6)
Increase in other assets	(2.6)	(0.7)
Increase in accounts payable and other accrued liabilities	11.6	3.4
Increase (decrease) in earnest money on sales contracts	21.1	(0.2)
Net cash used in operating activities	(158.7)	(11.6)
INVESTING ACTIVITIES
Expenditures for property, equipment, software and other	(0.1)	—
Return of investment in unconsolidated ventures	2.1	1.8
Proceeds from sale of assets	—	1.3
Net cash provided by investing activities	2.0	3.1
FINANCING ACTIVITIES
Deferred financing fees	—	(0.4)
Distributions to noncontrolling interests, net	(0.1)	(0.4)
Cash paid for shares withheld for taxes	(0.1)	(0.2)
Net cash used in financing activities	(0.2)	(1.0)
Net decrease in cash and cash equivalents	(156.9)	(9.5)
Cash and cash equivalents at beginning of period	394.3	382.8
Cash and cash equivalents at end of period	$237.4	$373.3
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Note payable issued for real estate	$12.5	$—

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

The financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, these financial statements reflect all adjustments considered necessary to fairly state the results for the interim periods shown, including normal recurring accruals and other items. These financial statements, including the consolidated balance sheet as of September 30, 2020, which was derived from audited financial statements, do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2020.

In October 2017, Forestar became a majority-owned subsidiary of D.R. Horton, Inc. (D.R. Horton) by virtue of a merger with a wholly-owned subsidiary of D.R. Horton. Immediately following the merger, D.R. Horton owned 75% of the Company's outstanding common stock. In connection with the merger, the Company entered into certain agreements with D.R. Horton including a Stockholder’s Agreement, a Master Supply Agreement, and a Shared Services Agreement. D.R. Horton is considered a related party of Forestar under GAAP. At December 31, 2020, D.R. Horton owned approximately 65% of the Company's outstanding common stock.

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform,” which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (LIBOR) or by another reference rate expected to be discontinued. The guidance was effective beginning March 12, 2020 and can be applied prospectively through December 31, 2022. In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform - Scope,” which clarified the scope and application of the original guidance. The Company will adopt these standards when LIBOR is discontinued and does not expect them to have a material impact on its consolidated financial statements and related disclosures.

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

Note 3—Real Estate

Real estate consists of:

	December 31, 2020	September 30, 2020
	(In millions)
Developed and under development projects	$1,485.0	$1,304.3
Undeveloped land	55.5	5.4
	$1,540.5	$1,309.7

In the three months ended December 31, 2020, the Company invested $295.1 million for the acquisition of residential real estate and $181.9 million for the development of residential real estate. At December 31, 2020 and September 30, 2020, undeveloped land primarily consists of undeveloped land which the Company has the contractual right to sell to D.R. Horton within approximately one year of its purchase or, if D.R. Horton elects, at an earlier date, at a sales price equal to the carrying value of the land at the time of sale plus additional consideration of 12% to 16% per annum.

Each quarter, the Company reviews the performance and outlook for all of its real estate for indicators of potential impairment and performs detailed impairment evaluations and analyses when necessary. As a result of this process, there were no real estate impairment charges recorded for either period presented in the consolidated statements of operations.

During the three months ended December 31, 2020 and 2019, pre-acquisition cost write-offs related to land purchase contracts that the Company has terminated or expects to terminate were $0.4 million and $0.3 million, respectively. Real estate impairments and land option charges are included in cost of sales in the consolidated statements of operations.

Note 4—Revenues

Revenues consist of:

	Three Months Ended December 31,
	2020	2019
	(In millions)
Residential lot sales	$307.0	$217.1
Residential tract sales	—	30.0
Other	0.1	0.1
	$307.1	$247.2

Note 5—Capitalized Interest

The Company capitalizes interest costs to real estate throughout the development period (active real estate). Capitalized interest is charged to cost of sales as the related real estate is sold to the buyer. During periods in which the Company’s active real estate is lower than its debt level, a portion of the interest incurred is reflected as interest expense in the period incurred. During the first three months of fiscal 2021 and fiscal year 2020, the Company’s active real estate exceeded its debt level, and all interest incurred was capitalized to real estate.

The following table summarizes the Company’s interest costs incurred, capitalized and expensed during the three months ended December 31, 2020 and 2019.

	Three Months Ended December 31,
	2020	2019
	(In millions)
Capitalized interest, beginning of period	$48.7	$23.7
Interest incurred	11.5	9.9
Interest charged to cost of sales	(9.2)	(3.8)
Capitalized interest, end of period	$51.0	$29.8

Note 6—Other Assets, Accrued Expenses and Other Liabilities

The Company's other assets at December 31, 2020 and September 30, 2020 were as follows:

	December 31, 2020	September 30, 2020
	(In millions)
Receivables, net	$0.3	$0.4
Earnest money notes receivable on sales contracts	3.8	4.8
Lease right of use assets	5.0	3.6
Prepaid expenses	3.0	4.9
Land purchase contract deposits	10.0	5.5
Other assets	4.2	5.7
	$26.3	$24.9

The Company's accrued expenses and other liabilities at December 31, 2020 and September 30, 2020 were as follows:

	December 31, 2020	September 30, 2020
	(In millions)
Accrued employee compensation and benefits	$2.8	$6.2
Accrued property taxes	0.8	3.8
Lease liabilities	5.3	3.8
Accrued interest	10.9	14.0
Contract liabilities	—	0.2
Deferred income	9.3	9.3
State income taxes payable	1.3	0.5
Accrued development costs	42.5	35.3
Other accrued expenses	3.8	10.2
Other liabilities	15.7	10.5
	$92.4	$93.8

Note 7—Debt

The Company's notes payable at their carrying amounts consist of the following:

	December 31, 2020	September 30, 2020
	(In millions)
Unsecured:
8.0% senior notes due 2024 (1)	$345.5	$345.2
5.0% senior notes due 2028 (1)	296.1	295.9
Revolving credit facility	—	—
Other note payable	12.5	—
	$654.1	$641.1
______________
(1)Unamortized debt issuance costs that were deducted from the carrying amounts of the senior notes totaled $8.4 million and $8.9 million at December 31, 2020 and September 30, 2020, respectively.

Bank Credit Facility

The Company has a $380 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $570 million, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the revolving credit commitment. Borrowings under the revolving credit facility are subject to a borrowing base calculation based on the book value of the Company's real estate assets and unrestricted cash. Letters of credit issued under the facility reduce the available borrowing capacity. There were no borrowings or repayments under the facility during the three months ended December 31, 2020. At December 31, 2020, there were no borrowings outstanding and $40.5 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $339.5 million. The maturity date of the facility is October 2, 2022, which can be extended by up to one year on up to two additional occasions, subject to the approval of lenders holding a majority of the commitments.

The revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require a minimum level of tangible net worth, a minimum level of liquidity, and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At December 31, 2020, the Company was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility.

Senior Notes

The Company has outstanding senior notes as described below that were issued pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The notes represent senior unsecured obligations that rank equally in right of payment to all existing and future senior unsecured indebtedness and may be redeemed prior to maturity, subject to certain limitations and premiums defined in the indenture agreements. The notes are guaranteed by each of the Company's subsidiaries to the extent such subsidiaries guarantee the Company's revolving credit facility.

The Company's $350 million principal amount of 8.0% senior notes mature April 15, 2024 with interest payable semi-annually. On or after April 15, 2021, the notes may be redeemed at 104% of their principal amount plus any accrued and unpaid interest. In accordance with the indenture, the redemption price decreases annually thereafter and the notes can be redeemed at par on or after April 15, 2023 through maturity. The annual effective interest rate of the notes after giving effect to the amortization of financing costs is 8.5%.

The Company's $300 million principal amount of 5.0% senior notes mature March 1, 2028 with interest payable semi-annually. On or after March 1, 2023, the notes may be redeemed at 102.5% of their principal amount plus any accrued and unpaid interest. In accordance with the indenture, the redemption price decreases annually thereafter and the notes can be redeemed at par on or after March 1, 2026 through maturity. The annual effective interest rate of the notes after giving effect to the amortization of financing costs is 5.2%.

The indentures governing the senior notes require that, upon the occurrence of both a change of control and a rating decline (each as defined in the respective indenture), the Company offer to purchase the notes at 101% of their principal amount. If the Company or its restricted subsidiaries dispose of assets, under certain circumstances, the Company will be required to either invest the net cash proceeds from such asset sales in its business within a specified period of time, repay certain senior secured debt or debt of its non-guarantor subsidiaries, or make an offer to purchase a principal amount of the notes equal to the excess net cash proceeds at a purchase price of 100% of their principal amount. The indentures contain covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries to pay dividends or distributions, repurchase equity, prepay subordinated debt and make certain investments; incur additional debt or issue mandatorily redeemable equity; incur liens on assets; merge or consolidate with another company or sell or otherwise dispose of all or substantially all of the Company’s assets; enter into transactions with affiliates; and allow to exist certain restrictions on the ability of subsidiaries to pay dividends or make other payments. At December 31, 2020, the Company was in compliance with all of the limitations and restrictions associated with its senior note obligations.

Effective April 30, 2020, the Board of Directors authorized the repurchase of up to $30 million of the Company’s debt securities. The authorization has no expiration date. All of the $30 million authorization was remaining at December 31, 2020.

Other Note Payable

The Company's other note payable of $12.5 million was issued as part of a transaction to acquire real estate for development. The note is non-recourse and is secured by the underlying real estate, accrues interest at 4.0% per annum and matures in October 2023.

Note 8—Earnings per Share

The computations of basic and diluted earnings per share are as follows:

	Three Months Ended December 31,
	2020	2019
	(In millions, except share and per share amounts)
Numerator:
Net income attributable to Forestar Group Inc.	$22.0	$16.9
Denominator:
Weighted average common shares outstanding — basic	48,129,222	48,011,132
Dilutive effect of stock-based compensation	63,673	55,286
Total weighted average shares outstanding — diluted	48,192,895	48,066,418

Basic net income per common share attributable to Forestar Group Inc.	$0.46	$0.35
Diluted net income per common share attributable to Forestar Group Inc.	$0.46	$0.35

Note 9—Income Taxes

The Company’s income tax expense for the three months ended December 31, 2020 and 2019 was $7.1 million and $5.4 million, respectively, and the effective tax rate was 24.3% in both periods. The effective tax rate for both periods includes an expense for state income taxes and nondeductible expenses and a benefit related to noncontrolling interests.

At December 31, 2020, the Company had deferred tax liabilities, net of deferred tax assets, of $6.4 million. The deferred tax assets were partially offset by a valuation allowance of $1.5 million, resulting in a net deferred tax liability of $7.9 million. At September 30, 2020, deferred tax liabilities, net of deferred tax assets, were $4.2 million. The deferred tax assets were partially offset by a valuation allowance of $1.5 million, resulting in a net deferred tax liability of $5.7 million. The valuation allowance for both periods was recorded because it is more likely than not that a portion of the Company's state deferred tax assets, primarily net operating loss (NOL) carryforwards, will not be realized because the Company is no longer operating in some states or the NOL carryforward periods are too brief to realize the related deferred tax asset. The Company will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance on its deferred tax assets. Any reversal of the valuation allowance in future periods will impact the effective tax rate.

Note 10—Stockholders' Equity and Stock-Based Compensation

Stockholders' Equity

The Company has an effective shelf registration statement filed with the Securities and Exchange Commission (SEC) in September 2018 registering $500 million of equity securities. At December 31, 2020, $394.3 million remained available for issuance under the shelf registration statement, $100 million of which is reserved for sales under the Company's at-the-market equity offering program. As of December 31, 2020, no shares had been issued under the at-the-market equity offering program.

Restricted Stock Units (RSUs)

During the three months ended December 31, 2020, a total of 24,000 time-based RSUs were granted. The weighted average grant date fair value of these equity awards was $17.08 per unit, and they vest annually in equal installments over a period of three years. Total stock-based compensation expense related to the Company's restricted stock units for the three months ended December 31, 2020 and 2019 was $0.3 million and $0.5 million, respectively.

Note 11—Commitments and Contingencies

Contractual Obligations and Off-Balance Sheet Arrangements

In support of the Company's residential lot development business, it issues letters of credit under the revolving credit facility and has a surety bond program that provides financial assurance to beneficiaries related to the execution and performance of certain development obligations. At December 31, 2020, the Company had outstanding letters of credit of $40.5 million under the revolving credit facility and surety bonds of $293.8 million issued by third parties to secure performance under various contracts. The Company expects that its performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When the Company completes its performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving the Company with no continuing obligations. The Company has no material third-party guarantees.

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

Note 12—Related Party Transactions

The Company has a Shared Services Agreement with D.R. Horton whereby D.R. Horton provides the Company with certain administrative, compliance, operational and procurement services. During the three months ended December 31, 2020 and 2019, selling, general and administrative expense in the consolidated statements of operations includes $1.1 million and $1.3 million for these shared services, $1.0 million and $0.6 million for the cost of health insurance and other employee benefits and $1.1 million and $1.0 million for other corporate and administrative expenses paid by D.R. Horton on behalf of the Company.

Under the terms of the Master Supply Agreement with D.R. Horton, both companies identify land development opportunities to expand Forestar's portfolio of assets. At December 31, 2020 and September 30, 2020, the Company owned or controlled through purchase contracts approximately 77,500 and 60,500 residential lots, of which D.R. Horton had the following involvement.

	December 31, 2020	September 30, 2020
	(Dollars in millions)
Residential lots under contract to sell to D.R. Horton	18,300	14,000
Residential lots subject to right of first offer with D.R. Horton	16,600	16,400
Earnest money deposits from D.R. Horton for lots under contract	$111.7	$92.2
Earnest money notes from D.R. Horton for lots under contract	$3.8	$4.8
Remaining purchase price of lots under contract with D.R. Horton	$1,319.3	$1,022.2

In the three months ended December 31, 2020 and 2019, the Company's residential lot sales totaled 3,567 and 2,422, and lot sales revenues were $307.0 million and $217.1 million. Lot and land sales to D.R. Horton during those periods were as follows.

	Three Months Ended December 31,
	2020	2019
	(Dollars in millions)
Residential single-family lots sold to D.R. Horton	3,389	2,390
Residential lot sales revenues from sales to D.R. Horton	$294.0	$215.6
Residential tract acres sold to D.R. Horton	—	36
Residential tract sales revenues from sales to D.R. Horton	$—	$7.2

In addition, the net impact of the change in contract liabilities increased revenues on lot sales to D.R. Horton by $0.2 million in the three months ended December 31, 2020 and decreased revenues on lot sales to D.R. Horton by $1.5 million in the three months ended December 31, 2019.

During the three months ended December 31, 2020 and 2019, the Company reimbursed D.R. Horton approximately $16.1 million and $10.7 million for previously paid earnest money and $20.9 million and $5.2 million for pre-acquisition and other due diligence and development costs related to land purchase contracts whereby D.R. Horton assigned its rights under these land purchase contracts to the Company.

During the three months ended December 31, 2020 and 2019, the Company paid D.R. Horton $1.7 million and $1.5 million for land development services. These amounts are included in cost of sales in the Company’s consolidated statements of operations.

At December 31, 2020 and September 30, 2020, undeveloped land was $55.5 million and $5.4 million. Undeveloped land primarily consists of undeveloped land which the Company has the contractual right to sell to D.R. Horton within approximately one year of its purchase or, if D.R. Horton elects, at an earlier date, at a sales price equal to the carrying value of the land at the time of sale plus additional consideration of 12% to 16% per annum.

At December 31, 2020 and September 30, 2020, accrued expenses and other liabilities on the Company's consolidated balance sheets included $1.4 million and $8.4 million, respectively, owed to D.R. Horton for any accrued and unpaid shared service charges, land purchase contract deposits and due diligence and other development cost reimbursements.

Note 13—Fair Value Measurements

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

For the financial assets and liabilities that the Company does not reflect at fair value, the following tables present both their respective carrying value and fair value at December 31, 2020 and September 30, 2020.

		Fair Value at December 31, 2020
	Carrying Value	Level 1	Level 2	Level 3	Total
	(in millions)
Cash and cash equivalents (a)	$237.4	$237.4	$—	$—	$237.4
Debt (b) (c)	654.1	—	679.8	12.5	692.3

		Fair Value at September 30, 2020
	Carrying Value	Level 1	Level 2	Level 3	Total
	(in millions)
Cash and cash equivalents (a)	$394.3	$394.3	$—	$—	$394.3
Debt (b)	641.1	—	673.5	—	673.5
 _____________________
(a)    The fair values of cash and cash equivalents approximate their carrying values due to their short-term nature and are classified as Level 1 within the fair value hierarchy.
(b)    At December 31, 2020 and September 30, 2020, debt consisted of the Company's senior notes. The fair value of the senior notes is determined based on quoted market prices, which is classified as Level 2 within the fair value hierarchy.

(c)    The fair value of the Company's other note payable approximates its carrying value and is classified as Level 3 within the fair value hierarchy.

Non-financial assets measured at fair value on a non-recurring basis primarily include real estate assets which the Company reviews for indicators of potential impairment and performs impairment evaluations when necessary.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in this quarterly report and with our annual report on Form 10-K for the fiscal year ended September 30, 2020. Some of the information contained in this discussion and analysis constitutes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those described in the “Forward-Looking Statements” section following this discussion.

Our Operations

We are a residential lot development company with operations in 51 markets in 21 states as of December 31, 2020. In October 2017, we became a majority-owned subsidiary of D.R. Horton. Through our alignment with and support from D.R. Horton, we have grown our business into a national, well-capitalized residential lot developer selling lots to D.R. Horton and other homebuilders. As our controlling shareholder, D.R. Horton has significant influence in guiding our strategic direction and operations. Our strategy is focused on making investments in land acquisition and development to expand our residential lot development business across a geographically diversified national platform and consolidating market share in the fragmented U.S. lot development industry. We are primarily investing in short duration, phased development projects that generate returns similar to production-oriented homebuilders. This strategy is a unique, lower-risk business model that we expect will produce more consistent returns than other public and private land developers. We also make short term investments in finished lots (lot banking) and undeveloped land with the intent to sell these assets within a short time period, primarily to D.R. Horton, utilizing available capital prior to its deployment into longer term lot development projects.

COVID-19

During March 2020, the impacts of the COVID-19 pandemic (C-19) and the related widespread reductions in economic activity began to temporarily affect our business operations and the demand for our residential lots. However, residential construction is designated an essential business as part of critical infrastructure in almost all of the municipalities across the U.S. where we operate. We have implemented operational protocols to comply with social distancing and other health and safety standards as required by federal, state and local government agencies, taking into consideration guidelines of the Centers for Disease Control and Prevention and other public health authorities.

Our lot sales pace declined throughout late March and April 2020 as homebuilders slowed their purchases of lots to adjust to expected lower levels of home sales orders as a result of the pandemic. However, as economic activity and housing market conditions began to improve, our lot sales pace increased during the last half of fiscal 2020 and the first quarter of fiscal 2021. Although our lot sales pace has improved, we remain cautious as to the ongoing impact of C-19 on our operations and on the overall economy. There is significant uncertainty regarding the extent to which and how long C-19 and its related effects will impact the U.S. economy, capital markets and demand for our lots. The extent to which C-19 impacts our operational and financial performance will depend on future developments, including the duration and severity of C-19 and the impact on our customers, trade partners and employees, all of which are highly uncertain and cannot be predicted. If economic and housing market conditions are adversely affected for a prolonged period due to C-19 or otherwise, we may be required to evaluate our real estate for potential impairment. These evaluations could result in impairment charges which could be significant.

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

Results of Operations

The following tables and related discussion set forth key operating and financial data as of and for the three months ended December 31, 2020 and 2019.

Operating Results

Components of income before taxes were as follows:

	Three Months Ended December 31,
	2020	2019
	(In millions)
Revenues	$307.1	$247.2
Cost of sales	262.9	216.6
Selling, general and administrative expense	15.5	10.5
Equity in earnings of unconsolidated ventures	(0.2)	(0.5)
Loss on sale of assets	—	0.1
Interest and other income	(0.3)	(1.7)
Income before income taxes	$29.2	$22.2

Lot Sales

Residential lots sold consist of:

	Three Months Ended December 31,
	2020	2019
Development projects	3,102	1,406
Lot banking projects	465	1,016
	3,567	2,422

Average sales price per lot (a)	$86,000	$90,300
 _______________
(a) Excludes any impact from change in contract liabilities.

Revenues

Revenues consist of:

	Three Months Ended December 31,
	2020	2019
	(In millions)
Residential lot sales:
Development projects	$271.1	$117.7
Lot banking projects	35.7	100.9
Decrease (increase) in contract liabilities	0.2	(1.5)
	307.0	217.1
Residential tract sales	—	30.0
Other	0.1	0.1
	$307.1	$247.2

Residential lots sold and residential lot sales revenues have increased as we have grown our business primarily through our strategic relationship with D.R. Horton. In the three months ended December 31, 2020, we sold 3,389 residential lots to D.R. Horton for $294.0 million, compared to 2,390 residential lots sold to D.R. Horton for $215.6 million in the prior year period. At December 31, 2020, our lot position consisted of 77,500 residential lots, of which approximately 52,300 were owned and 25,200 were controlled through purchase contracts. Of our total owned residential lots, approximately 18,300 are under contract to sell to D.R. Horton. Additionally, D.R. Horton has the right of first offer on approximately 16,600 of these lots based on executed purchase and sale agreements. At December 31, 2020, lots owned included approximately 4,900 that are fully developed, of which approximately 1,300 are related to lot banking. At December 31, 2020, we had approximately 600 lots under contract to sell to builders other than D.R. Horton. In the three months ended December 31, 2020, we sold 178 residential lots to builders other than D.R. Horton for $12.8 million compared to 32 residential lots sold to builders other than D.R. Horton for $3.0 million in the prior year period.

Residential tract sales in the three months ended December 31, 2019 consist of 580 residential tract acres sold to third parties for $22.8 million and 36 residential tract acres sold to D.R. Horton for $7.2 million.

Cost of sales in the three months ended December 31, 2020 increased as compared to the prior year period primarily due to the increase in the number of lots sold. Cost of sales related to residential tract sales in the three months ended December 31, 2019 was $21.5 million.

Selling, General and Administrative (SG&A) Expense and Other Income Statement Items

SG&A expense in the three months ended December 31, 2020 was $15.5 million compared to $10.5 million in the prior year period. SG&A expense as a percentage of revenues was 5.0% and 4.2% in the three months ended December 31, 2020 and 2019, respectively. Our SG&A expense primarily consists of employee compensation and related costs. Our business operations employed 179 and 88 employees at December 31, 2020 and 2019, respectively.

Equity in earnings of unconsolidated ventures in both periods reflects our share of earnings in ventures that we account for using the equity method.

Interest and other income primarily represents interest earned on our cash deposits.

Income Taxes

Our income tax expense for the three months ended December 31, 2020 and 2019 was $7.1 million and $5.4 million, respectively and our effective tax rate was 24.3% in both periods. Our effective tax rate for both periods includes an expense for state income taxes and nondeductible expenses and a benefit related to noncontrolling interests.

At December 31, 2020, we had deferred tax liabilities, net of deferred tax assets, of $6.4 million. The deferred tax assets were partially offset by a valuation allowance of $1.5 million, resulting in a net deferred tax liability of $7.9 million. At September 30, 2020, deferred tax liabilities, net of deferred tax assets, were $4.2 million. The deferred tax assets were partially offset by a valuation allowance of $1.5 million, resulting in a net deferred tax liability of $5.7 million. The valuation allowance for both periods was recorded because it is more likely than not that a portion of our state deferred tax assets, primarily net operating loss (NOL) carryforwards, will not be realized because we are no longer operating in some states or the NOL carryforward periods are too brief to realize the related deferred tax asset. We will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance on our deferred tax assets. Any reversal of the valuation allowance in future periods will impact our effective tax rate.

Liquidity and Capital Resources

At December 31, 2020, we had $237.4 million of cash and cash equivalents and $339.5 million of available borrowing capacity on our revolving credit facility. We have no senior note maturities until fiscal 2024. We believe we are well positioned to effectively operate during changing economic conditions because of our low net leverage and strong liquidity position, our low overhead model and our strategic relationship with D.R. Horton.

At December 31, 2020, our ratio of debt to total capital (debt divided by stockholders’ equity plus debt) was 42.3% compared to 42.4% at September 30, 2020 and 35.9% at December 31, 2019. Our ratio of net debt to total capital (debt net of unrestricted cash divided by stockholders’ equity plus debt net of unrestricted cash) was 31.8% compared to 22.1% at September 30, 2020 and 9.7% at December 31, 2019. Over the long term, we intend to maintain our ratio of net debt to total capital at or below 40%. We believe that the ratio of net debt to total capital is useful in understanding the leverage employed in our operations.

We believe that our existing cash resources and revolving credit facility will provide sufficient liquidity to fund our near-term working capital needs. Our ability to achieve our long-term growth objectives will depend on our ability to obtain financing in sufficient amounts. We regularly evaluate alternatives for managing our capital structure and liquidity profile in consideration of expected cash flows, growth and operating capital requirements and capital market conditions. Subject to market conditions we may, at any time, be considering or preparing for the purchase or sale of our debt securities, the sale of our common stock or a combination thereof.

Bank Credit Facility

We have a $380 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $570 million, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the revolving credit commitment. Borrowings under the revolving credit facility are subject to a borrowing base calculation based on the book value of our real estate assets and unrestricted cash. Letters of credit issued under the facility reduce the available borrowing capacity. There were no borrowings or repayments under the facility during the three months ended December 31, 2020. At December 31, 2020, there were no borrowings outstanding and $40.5 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $339.5 million. The maturity date of the facility is October 2, 2022, which can be extended by up to one year on up to two additional occasions, subject to the approval of lenders holding a majority of the commitments.

The revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require a minimum level of tangible net worth, a minimum level of liquidity, and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At December 31, 2020, we were in compliance with all of the covenants, limitations and restrictions of our revolving credit facility.

Senior Notes

We have outstanding senior notes as described below that were issued pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The notes represent senior unsecured obligations that rank equally in right of payment to all existing and future senior unsecured indebtedness and may be redeemed prior to maturity, subject to certain limitations and premiums defined in the respective indenture. The notes are guaranteed by each of our subsidiaries to the extent such subsidiaries guarantee our revolving credit facility.

Our $350 million principal amount of 8.0% senior notes mature April 15, 2024 with interest payable semi-annually. On or after April 15, 2021, the notes may be redeemed at 104% of their principal amount plus any accrued and unpaid interest. In accordance with the indenture, the redemption price decreases annually thereafter and the notes can be redeemed at par on or after April 15, 2023 through maturity. The annual effective interest rate of the notes after giving effect to the amortization of financing costs is 8.5%.

Our $300 million principal amount of 5.0% senior notes mature March 1, 2028 with interest payable semi-annually. On or after March 1, 2023, the notes may be redeemed at 102.5% of their principal amount plus any accrued and unpaid interest. In accordance with the indenture, the redemption price decreases annually thereafter and the notes can be redeemed at par on or after March 1, 2026 through maturity. The annual effective interest rate of the notes after giving effect to the amortization of financing costs is 5.2%.

The indentures governing the senior notes require that, upon the occurrence of both a change of control and a rating decline (each as defined in the respective indenture), we offer to purchase the notes at 101% of their principal amount. If we or our restricted subsidiaries dispose of assets, under certain circumstances, we will be required to either invest the net cash proceeds from such asset sales in our business within a specified period of time, repay certain senior secured debt or debt of our non-guarantor subsidiaries, or make an offer to purchase a principal amount of the notes equal to the excess net cash proceeds at a purchase price of 100% of their principal amount. The indentures contain covenants that, among other things, restrict our ability and the ability of our restricted subsidiaries to pay dividends or distributions, repurchase equity, prepay subordinated debt and make certain investments; incur additional debt or issue mandatorily redeemable equity; incur liens on assets; merge or consolidate with another company or sell or otherwise dispose of all or substantially all of our assets; enter into transactions with affiliates; and allow to exist certain restrictions on the ability of subsidiaries to pay dividends or make other payments. At December 31, 2020, we were in compliance with all of the limitations and restrictions associated with our senior note obligations.

Effective April 30, 2020, our Board of Directors authorized the repurchase of up to $30 million of our debt securities. The authorization has no expiration date. All of the $30 million authorization was remaining at December 31, 2020.

Other Note Payable

Our other note payable of $12.5 million was issued as part of a transaction to acquire real estate for development. The note is non-recourse and is secured by the underlying real estate, accrues interest at 4.0% per annum and matures in October 2023.

Issuance of Common Stock

We have an effective shelf registration statement filed with the SEC in September 2018, registering $500 million of equity securities. At December 31, 2020, $394.3 million remained available for issuance under the shelf registration statement, $100 million of which is reserved for sales under our at-the-market equity offering program. As of December 31, 2020, no shares had been issued under the at-the-market equity offering program.

Contractual Obligations and Off-Balance Sheet Arrangements

In support of our residential lot development business, we issue letters of credit under our revolving credit facility and we have a surety bond program that provides financial assurance to beneficiaries related to the execution and performance of certain development obligations. At December 31, 2020, we had outstanding letters of credit of $40.5 million under the revolving credit facility and surety bonds of $293.8 million, issued by third parties to secure performance under various contracts. We expect that our performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When we complete our performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving us with no continuing obligations. We have no material third-party guarantees.

Operating Cash Flow Activities

In the three months ended December 31, 2020, net cash used in operating activities was $158.7 million compared to $11.6 million in the three months ended December 31, 2019. The cash used in operating activities in both periods was primarily due to the increase in real estate as we continue to grow our land development operations.

Investing Cash Flow Activities

In the three months ended December 31, 2020, net cash provided by investing activities was $2.0 million compared to $3.1 million in the three months ended December 31, 2019. The cash provided by investing activities in both periods was primarily the result of distributions received from our unconsolidated ventures.

Financing Cash Flow Activities

In the three months ended December 31, 2020, net cash used in financing activities was $0.2 million compared to $1.0 million in the three months ended December 31, 2019.

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies or estimates from those disclosed in our 2020 Annual Report on Form 10-K.

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

Other factors, including the risk factors described in Item 1A of our 2020 Annual Report on Form 10-K, may also cause actual results to differ materially from those projected by our forward-looking statements. New factors emerge from time to time and it is not possible for us to predict all such factors, nor can we assess the impact of any such factor on our business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are subject to interest rate risk on our senior debt, revolving credit facility and our other note payable. We monitor our exposure to changes in interest rates and utilize both fixed and variable rate debt. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument, but may affect our future earnings and cash flows. Except in very limited circumstances, we do not have an obligation to prepay fixed-rate debt prior to maturity and, as a result, interest rate risk and changes in fair value would not have a significant impact on our cash flows related to our fixed-rate debt until such time as we are required to refinance, repurchase or repay such debt.

Our fixed rate debt consists of $350 million principal amount of 8.0% senior notes due April 2024, $300 million principal amount of 5.0% senior notes due March 2028 and $12.5 million principal amount of 4.0% other note payable due in October 2023. Our variable rate debt consists of a $380 million senior unsecured revolving credit facility. At December 31, 2020, we had no borrowings outstanding under the revolving credit facility.

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

(b) Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FORESTAR GROUP INC.

Date: January 27, 2021	By:	/s/ James D. Allen
James D. Allen, on behalf of Forestar Group Inc.
as Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)