Form 10-Q
period 2021-03-31
Forestar Group Inc.
filed 2021-04-23
CIK 1406587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2021
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
Common Stock, $1.00 par value -- 49,124,801 shares as of April 21, 2021

FORESTAR GROUP INC.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
FORESTAR GROUP INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2021	September 30, 2020
	(In millions, except share data)
ASSETS
Cash and cash equivalents	$167.2	$394.3
Real estate	1,698.6	1,309.7
Investment in unconsolidated ventures	0.9	3.6
Income taxes receivable	—	6.3
Property and equipment, net	2.0	1.1
Other assets	30.2	24.9
Total assets	$1,898.9	$1,739.9
LIABILITIES
Accounts payable	$39.8	$29.2
Earnest money on sales contracts	140.2	98.3
Deferred tax liability, net	7.4	5.7
Accrued expenses and other liabilities	112.4	93.8
Debt	654.6	641.1
Total liabilities	954.4	868.1
Commitments and contingencies (Note 11)
EQUITY
Common stock, par value $1.00 per share, 200,000,000 authorized shares, 49,124,801 and 48,061,921 shares issued and outstanding at March 31, 2021 and September 30, 2020, respectively	49.1	48.1
Additional paid-in capital	625.3	603.9
Retained earnings	269.3	218.9
Stockholders' equity	943.7	870.9
Noncontrolling interests	0.8	0.9
Total equity	944.5	871.8
Total liabilities and equity	$1,898.9	$1,739.9

See accompanying notes to consolidated financial statements.

FORESTAR GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
	(In millions, except per share amounts)
Revenues	$287.1	$159.1	$594.2	$406.4
Cost of sales	233.8	136.6	496.7	353.2
Selling, general and administrative expense	16.3	11.2	31.8	21.7
Equity in earnings of unconsolidated ventures	(0.1)	(0.3)	(0.3)	(0.8)
Gain on sale of assets	—	(0.3)	—	(0.1)
Interest and other income	(0.5)	(1.8)	(0.8)	(3.4)
Income before income taxes	37.6	13.7	66.8	35.8
Income tax expense	9.2	3.3	16.3	8.7
Net income	28.4	10.4	50.5	27.1
Net income attributable to noncontrolling interests	—	0.8	0.1	0.7
Net income attributable to Forestar Group Inc.	$28.4	$9.6	$50.4	$26.4

Basic net income per common share attributable to Forestar Group Inc.	$0.59	$0.20	$1.04	$0.55
Weighted average number of common shares	48.4	48.0	48.3	48.0

Diluted net income per common share attributable to Forestar Group Inc.	$0.59	$0.20	$1.04	$0.55
Adjusted weighted average number of common shares	48.5	48.1	48.4	48.1

See accompanying notes to consolidated financial statements.

FORESTAR GROUP INC.
CONSOLIDATED STATEMENTS OF TOTAL EQUITY
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Non-controlling Interests	Total Equity
	(In millions, except share data)
Balances at September 30, 2020 (48,061,921 shares)	$48.1	$603.9	$218.9	$0.9	$871.8
Net income	—	—	22.0	0.1	22.1
Stock issued under employee benefit plans (14,722 shares)	—	—	—	—	—
Cash paid for shares withheld for taxes	—	(0.1)	—	—	(0.1)
Stock-based compensation expense	—	0.3	—	—	0.3
Balances at December 31, 2020 (48,076,643 shares)	$48.1	$604.1	$240.9	$1.0	$894.1
Net income	—	—	28.4	—	28.4
Issuance of common stock (1,018,503 shares)	1.0	22.3	—	—	23.3
Purchase of noncontrolling interest, net	—	(1.7)	—	(0.2)	(1.9)
Stock issued under employee benefit plans (29,655 shares)	—	—	—	—	—
Cash paid for shares withheld for taxes	—	(0.3)	—	—	(0.3)
Stock-based compensation expense	—	0.9	—	—	0.9
Balances at March 31, 2021 (49,124,801 shares)	$49.1	$625.3	$269.3	$0.8	$944.5

	Common Stock	Additional Paid-in Capital	Retained Earnings	Non-controlling Interests	Total Equity
	(In millions, except share data)
Balances at September 30, 2019 (47,997,366 shares)	$48.0	$602.2	$158.1	$0.6	$808.9
Net income (loss)	—	—	16.9	(0.1)	16.8
Stock issued under employee benefit plans (27,993 shares)	—	—	—	—	—
Cash paid for shares withheld for taxes	—	(0.2)	—	—	(0.2)
Stock-based compensation expense	—	0.5	—	—	0.5
Distributions to noncontrolling interests	—	—	—	(0.4)	(0.4)
Balances at December 31, 2019 (48,025,359 shares)	$48.0	$602.5	$175.0	$0.1	$825.6
Net income	—	—	9.6	0.8	10.4
Stock-based compensation expense	—	0.8	—	—	0.8
Balances at March 31, 2020 (48,025,359 shares)	$48.0	$603.3	$184.6	$0.9	$836.8

See accompanying notes to consolidated financial statements.

FORESTAR GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended March 31,
	2021	2020
	(In millions)
OPERATING ACTIVITIES
Net income	$50.5	$27.1
Adjustments:
Depreciation and amortization	1.5	3.4
Deferred income taxes	2.2	9.4
Equity in earnings of unconsolidated ventures	(0.3)	(0.8)
Stock-based compensation expense	1.2	1.3
Land option charges	0.9	0.4
Gain on sale of assets	—	(0.1)
Changes in operating assets and liabilities:
Increase in real estate	(377.3)	(170.7)
Decrease in income taxes receivable	6.3	0.7
Increase in other assets	(6.5)	(4.5)
Increase (decrease) in accounts payable and other accrued liabilities	29.2	(1.0)
Increase in earnest money on sales contracts	42.8	11.0
Net cash used in operating activities	(249.5)	(123.8)
INVESTING ACTIVITIES
Expenditures for property, equipment and other	(0.2)	(0.2)
Return of investment in unconsolidated ventures	2.2	2.4
Proceeds from sale of assets	—	1.3
Net cash provided by investing activities	2.0	3.5
FINANCING ACTIVITIES
Proceeds from debt	—	300.0
Repayments of debt	—	(118.9)
Deferred financing fees	—	(4.8)
Issuance of common stock	23.3	—
Purchase of noncontrolling interest	(2.4)	—
Distributions to noncontrolling interests, net	(0.1)	(0.4)
Cash paid for shares withheld for taxes	(0.4)	(0.2)
Net cash provided by financing activities	20.4	175.7
Net (decrease) increase in cash and cash equivalents	(227.1)	55.4
Cash and cash equivalents at beginning of period	394.3	382.8
Cash and cash equivalents at end of period	$167.2	$438.2
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Note payable issued for real estate	$12.5	$—

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

In October 2017, Forestar became a majority-owned subsidiary of D.R. Horton, Inc. (D.R. Horton) by virtue of a merger with a wholly-owned subsidiary of D.R. Horton. Immediately following the merger, D.R. Horton owned 75% of the Company's outstanding common stock. In connection with the merger, the Company entered into certain agreements with D.R. Horton including a Stockholder’s Agreement, a Master Supply Agreement, and a Shared Services Agreement. D.R. Horton is considered a related party of Forestar under GAAP. At March 31, 2021, D.R. Horton owned approximately 64% of the Company's outstanding common stock.

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform,” which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by the discontinuation of the London Interbank Offered Rate (LIBOR) or by another reference rate expected to be discontinued. The guidance was effective beginning March 12, 2020 and can be applied prospectively through December 31, 2022. In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform - Scope,” which clarified the scope and application of the original guidance. The Company will adopt these standards when LIBOR is discontinued and does not expect them to have a material impact on its consolidated financial statements and related disclosures.

Note 2—Segment Information

The Company manages its operations through its real estate segment which is its core business and generates substantially all of its revenues. The real estate segment primarily acquires land and develops infrastructure for single-family residential communities, and its revenues generally come from sales of residential single-family finished lots to local, regional and national homebuilders. The Company has other business activities for which the related assets and operating results are immaterial and therefore are included within the Company's real estate segment.

Note 3—Real Estate

Real estate consists of:

	March 31, 2021	September 30, 2020
	(In millions)
Developed and under development projects	$1,643.1	$1,304.3
Undeveloped land	55.5	5.4
	$1,698.6	$1,309.7

In the six months ended March 31, 2021, the Company invested $484.6 million for the acquisition of residential real estate and $369.4 million for the development of residential real estate. At March 31, 2021 and September 30, 2020, undeveloped land primarily consists of undeveloped land which the Company has the contractual right to sell to D.R. Horton at a sales price equal to the carrying value of the land at the time of sale plus additional consideration of 12% to 16% per annum.

Each quarter, the Company reviews the performance and outlook for all of its real estate for indicators of potential impairment and performs detailed impairment evaluations and analyses when necessary. As a result of this process, there were no real estate impairment charges recorded for any period presented in the consolidated statements of operations.

During the three and six months ended March 31, 2021, pre-acquisition cost write-offs related to land purchase contracts that the Company has terminated or expects to terminate were $0.6 million and $0.9 million, respectively, compared to $0.1 million and $0.4 million in the prior year periods. Real estate impairments and land option charges are included in cost of sales in the consolidated statements of operations.

Note 4—Revenues

Revenues consist of:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
	(In millions)
Residential lot sales	$280.2	$156.4	$587.1	$373.5
Tract sales and other	6.9	2.7	7.1	32.9
	$287.1	$159.1	$594.2	$406.4

Note 5—Capitalized Interest

The Company capitalizes interest costs to real estate throughout the development period (active real estate). Capitalized interest is charged to cost of sales as the related real estate is sold to the buyer. During periods in which the Company’s active real estate is lower than its debt level, a portion of the interest incurred is reflected as interest expense in the period incurred. During the first six months of fiscal 2021 and fiscal year 2020, the Company’s active real estate exceeded its debt level, and all interest incurred was capitalized to real estate.

The following table summarizes the Company’s interest costs incurred, capitalized and expensed during the three and six months ended March 31, 2021 and 2020.

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
	(In millions)
Capitalized interest, beginning of period	$51.0	$29.8	$48.7	$23.7
Interest incurred	11.5	10.6	23.0	20.5
Interest charged to cost of sales	(8.2)	(2.5)	(17.4)	(6.3)
Capitalized interest, end of period	$54.3	$37.9	$54.3	$37.9

Note 6—Other Assets, Accrued Expenses and Other Liabilities

The Company's other assets at March 31, 2021 and September 30, 2020 were as follows:

	March 31, 2021	September 30, 2020
	(In millions)
Receivables, net	$3.2	$0.4
Earnest money notes receivable on sales contracts	2.6	4.8
Lease right of use assets	4.9	3.6
Prepaid expenses	5.3	4.9
Land purchase contract deposits	9.9	5.5
Other assets	4.3	5.7
	$30.2	$24.9

The Company's accrued expenses and other liabilities at March 31, 2021 and September 30, 2020 were as follows:

	March 31, 2021	September 30, 2020
	(In millions)
Accrued employee compensation and benefits	$5.9	$6.2
Accrued property taxes	1.8	3.8
Lease liabilities	5.3	3.8
Accrued interest	14.3	14.0
Contract liabilities	0.2	0.2
Deferred income	9.3	9.3
Income taxes payable	2.8	0.5
Accrued development costs	68.2	44.4
Other accrued expenses	3.4	10.2
Other liabilities	1.2	1.4
	$112.4	$93.8

Note 7—Debt

The Company's notes payable at their carrying amounts consist of the following:

	March 31, 2021	September 30, 2020
	(In millions)
Unsecured:
Revolving credit facility	$—	$—
8.0% senior notes due 2024 (1)	345.9	345.2
5.0% senior notes due 2028 (1)	296.2	295.9
Other note payable	12.5	—
	$654.6	$641.1
______________
(1)Unamortized debt issuance costs that were deducted from the carrying amounts of the senior notes totaled $7.9 million and $8.9 million at March 31, 2021 and September 30, 2020, respectively.

Bank Credit Facility

The Company has a $380 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $570 million, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the revolving credit commitment. Borrowings under the revolving credit facility are subject to a borrowing base calculation based on the book value of the Company's real estate assets and unrestricted cash. Letters of credit issued under the facility reduce the available borrowing capacity. The maturity date of the facility is October 2, 2022. There were no borrowings or repayments under the facility during the six months ended March 31, 2021. At March 31, 2021, there were no borrowings outstanding and $46.0 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $334.0 million.

The revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require a minimum level of tangible net worth, a minimum level of liquidity, and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At March 31, 2021, the Company was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility.

In April 2021, the revolving credit facility was amended to extend its maturity date from October 2, 2022 to April 16, 2025. The maturity date may be extended subject to the approval of lenders holding a majority of the commitments. The revolving credit facility size was increased to $410 million with an uncommitted accordion feature that could increase the size of the facility to $600 million, subject to certain conditions and availability of additional bank commitments.

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

In April 2021, the Company issued $400 million principal amount of 3.85% senior notes that mature May 15, 2026 with interest payable semi-annually. On or after May 15, 2023, the notes may be redeemed at 101.925% of their principal amount plus any accrued and unpaid interest. In accordance with the indenture, the redemption price decreases annually thereafter and the notes can be redeemed at par on or after May 15, 2025 through maturity. The annual effective interest rate of the notes after giving effect to the amortization of financing costs is 4.1%. A portion of the net proceeds from the issuance of the notes will be used to redeem the $350 million principal amount of 8.0% senior notes due April 15, 2024 in full, and the remainder of the proceeds will be used for general corporate purposes.

In April 2021, the Company delivered notice for the full redemption of its $350 million principal amount of 8.0% senior notes outstanding. The redemption price of $365.6 million includes a call premium of $14.0 million and accrued and unpaid interest of $1.6 million. The Company expects to recognize a loss on extinguishment of debt upon the redemption of the notes. The notes are scheduled to be redeemed May 7, 2021.

The indentures governing the senior notes require that, upon the occurrence of both a change of control and a rating decline (each as defined in the respective indenture), the Company offer to purchase the notes at 101% of their principal amount. If the Company or its restricted subsidiaries dispose of assets, under certain circumstances, the Company will be required to either invest the net cash proceeds from such asset sales in its business within a specified period of time, repay certain senior secured debt or debt of its non-guarantor subsidiaries, or make an offer to purchase a principal amount of the notes equal to the excess net cash proceeds at a purchase price of 100% of their principal amount. The indentures contain covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries to pay dividends or distributions, repurchase equity, prepay subordinated debt and make certain investments; incur additional debt or issue mandatorily redeemable equity; incur liens on assets; merge or consolidate with another company or sell or otherwise dispose of all or substantially all of the Company’s assets; enter into transactions with affiliates; and allow to exist certain restrictions on the ability of subsidiaries to pay dividends or make other payments. At March 31, 2021, the Company was in compliance with all of the limitations and restrictions associated with its senior note obligations.

Effective April 30, 2020, the Board of Directors authorized the repurchase of up to $30 million of the Company’s debt securities. The authorization has no expiration date. All of the $30 million authorization was remaining at March 31, 2021.

Other Note Payable

The Company also has a note payable of $12.5 million that was issued as part of a transaction to acquire real estate for development. The note is non-recourse and is secured by the underlying real estate, accrues interest at 4.0% per annum and matures in October 2023.

Note 8—Earnings per Share

The computations of basic and diluted earnings per share are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
	(In millions, except share and per share amounts)
Numerator:
Net income attributable to Forestar Group Inc.	$28.4	$9.6	$50.4	$26.4
Denominator:
Weighted average common shares outstanding — basic	48,412,213	48,025,359	48,270,718	48,018,246
Dilutive effect of stock-based compensation	97,711	57,592	80,692	56,439
Total weighted average shares outstanding — diluted	48,509,924	48,082,951	48,351,410	48,074,685

Basic net income per common share attributable to Forestar Group Inc.	$0.59	$0.20	$1.04	$0.55
Diluted net income per common share attributable to Forestar Group Inc.	$0.59	$0.20	$1.04	$0.55

Note 9—Income Taxes

The Company’s income tax expense for the three and six months ended March 31, 2021 was $9.2 million and $16.3 million compared to $3.3 million and $8.7 million in the prior year periods. The effective tax rate was 24.5% and 24.4% for the three and six months ended March 31, 2021 compared to 24.1% and 24.3% in the prior year periods. The effective tax rate for all periods includes an expense for state income taxes and nondeductible expenses and a benefit related to noncontrolling interests.

At March 31, 2021, the Company had deferred tax liabilities, net of deferred tax assets, of $6.1 million. The deferred tax assets were partially offset by a valuation allowance of $1.3 million, resulting in a net deferred tax liability of $7.4 million. At September 30, 2020, deferred tax liabilities, net of deferred tax assets, were $4.2 million. The deferred tax assets were partially offset by a valuation allowance of $1.5 million, resulting in a net deferred tax liability of $5.7 million. The valuation allowance for both periods was recorded because it is more likely than not that a portion of the Company's state deferred tax assets, primarily net operating loss (NOL) carryforwards, will not be realized because the Company is no longer operating in some states or the NOL carryforward periods are too brief to realize the related deferred tax asset. The Company will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance on its deferred tax assets. Any reversal of the valuation allowance in future periods will impact the effective tax rate.

Note 10—Stockholders' Equity and Stock-Based Compensation

Stockholders' Equity

The Company has an effective shelf registration statement filed with the Securities and Exchange Commission (SEC) in September 2018 registering $500 million of equity securities, of which $100 million is reserved for sales under its at-the-market equity offering program that became effective in August 2020. During the three months ended March 31, 2021, the Company issued 1.0 million shares of common stock under its at-the-market equity offering program for proceeds of $23.3 million, net of commissions and other issuance costs. At March 31, 2021, $370.6 million remained available for issuance under the shelf registration statement, of which $76.3 million is reserved for sales under the Company's at-the-market equity offering program.

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

During the six months ended March 31, 2021, a total of 232,320 time-based RSUs were granted. The weighted average grant date fair value of these equity awards was $23.12 per unit, and they vest annually in equal installments over a period of three to five years. Total stock-based compensation expense related to the Company's restricted stock units for the three and six months ended March 31, 2021 was $0.9 million and $1.2 million compared to $0.8 million and $1.3 million in the prior year periods. Stock-based compensation expense related to employees that were retirement eligible on the date of grant in the six months ended March 31, 2021 and 2020 was $0.7 million and $0.5 million, respectively.

Note 11—Commitments and Contingencies

Contractual Obligations and Off-Balance Sheet Arrangements

In support of the Company's residential lot development business, it issues letters of credit under the revolving credit facility and has a surety bond program that provides financial assurance to beneficiaries related to the execution and performance of certain development obligations. At March 31, 2021, the Company had outstanding letters of credit of $46.0 million under the revolving credit facility and surety bonds of $368.6 million issued by third parties to secure performance under various contracts. The Company expects that its performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When the Company completes its performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving the Company with no continuing obligations. The Company has no material third-party guarantees.

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

Note 12—Related Party Transactions

The Company has a Shared Services Agreement with D.R. Horton whereby D.R. Horton provides the Company with certain administrative, compliance, operational and procurement services. During the six months ended March 31, 2021 and 2020, selling, general and administrative expense in the consolidated statements of operations includes $2.0 million and $2.6 million for these shared services, $1.8 million and $1.0 million for the cost of health insurance and other employee benefits and $1.4 million and $1.3 million for other corporate and administrative expenses paid by D.R. Horton on behalf of the Company.

Under the terms of the Master Supply Agreement with D.R. Horton, both companies identify land development opportunities to expand Forestar's portfolio of assets. At March 31, 2021 and September 30, 2020, the Company owned or controlled through purchase contracts approximately 84,500 and 60,500 residential lots, of which D.R. Horton had the following involvement.

	March 31, 2021	September 30, 2020
	(Dollars in millions)
Residential lots under contract to sell to D.R. Horton	20,400	14,000
Residential lots subject to right of first offer with D.R. Horton	16,700	16,400
Earnest money deposits from D.R. Horton for lots under contract	$134.1	$92.2
Earnest money notes from D.R. Horton for lots under contract	$2.6	$4.8
Remaining purchase price of lots under contract with D.R. Horton	$1,505.3	$1,022.2

In the three months ended March 31, 2021 and 2020, the Company's residential lot sales totaled 3,588 and 1,951, and lot sales revenues were $280.2 million and $156.4 million. In the six months ended March 31, 2021 and 2020, the Company's residential lot sales totaled 7,155 and 4,373, and lot sales revenues were $587.1 million and $373.5 million. Lot and land sales to D.R. Horton during those periods were as follows.

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
	(Dollars in millions)
Residential single-family lots sold to D.R. Horton	3,358	1,906	6,747	4,296
Residential lot sales revenues from sales to D.R. Horton	$265.6	$151.2	$559.6	$366.8
Tract acres sold to D.R. Horton	14	—	14	36
Tract sales revenues from sales to D.R. Horton	$3.0	$—	$3.0	$7.2

In addition, the net impact of the change in contract liabilities decreased revenues on lot sales to D.R. Horton by $0.2 million in the three months ended March 31, 2021 and $0.6 million in the six months ended March 31, 2020, and increased revenues on lot sales to D.R. Horton by $0.8 million in the three months ended March 31, 2020.

During the three and six months ended March 31, 2021, the Company reimbursed D.R. Horton approximately $8.0 million and $24.2 million for previously paid earnest money and $7.3 million and $28.2 million for pre-acquisition and other due diligence and development costs related to land purchase contracts whereby D.R. Horton assigned its rights under these land purchase contracts to the Company. During the three and six months ended March 31, 2020, the Company reimbursed D.R. Horton approximately $5.5 million and $16.2 million for previously paid earnest money and $8.2 million and $13.3 million for pre-acquisition and other due diligence and development costs.

During the three and six months ended March 31, 2021 and 2020, the Company paid D.R. Horton $1.2 million and $2.9 million for land development services compared to $1.5 million and $2.9 million for these services in the prior year periods. These amounts are included in cost of sales in the Company’s consolidated statements of operations.

At March 31, 2021 and September 30, 2020, undeveloped land was $55.5 million and $5.4 million. Undeveloped land primarily consists of undeveloped land which the Company has the contractual right to sell to D.R. Horton at a sales price equal to the carrying value of the land at the time of sale plus additional consideration of 12% to 16% per annum.

At March 31, 2021 and September 30, 2020, accrued expenses and other liabilities on the Company's consolidated balance sheets included $1.1 million and $8.4 million, respectively, owed to D.R. Horton for any accrued and unpaid shared service charges, land purchase contract deposits and due diligence and other development cost reimbursements.

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

For the financial assets and liabilities that the Company does not reflect at fair value, the following tables present both their respective carrying value and fair value at March 31, 2021 and September 30, 2020.

		Fair Value at March 31, 2021
	Carrying Value	Level 1	Level 2	Level 3	Total
	(in millions)
Cash and cash equivalents (1)	$167.2	$167.2	$—	$—	$167.2
Debt (2) (3)	654.6	—	676.3	12.5	688.8

		Fair Value at September 30, 2020
	Carrying Value	Level 1	Level 2	Level 3	Total
	(in millions)
Cash and cash equivalents (1)	$394.3	$394.3	$—	$—	$394.3
Debt (2)	641.1	—	673.5	—	673.5
 __________________
(1)The fair values of cash and cash equivalents approximate their carrying values due to their short-term nature and are classified as Level 1 within the fair value hierarchy.
(2)At March 31, 2021 and September 30, 2020, the Company's debt primarily consisted of its senior notes. The fair value of the senior notes is determined based on quoted market prices, which is classified as Level 2 within the fair value hierarchy.
(3)The fair value of the Company's other note payable approximates its carrying value due to its short-term nature and is classified as Level 3 within the fair value hierarchy.

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

Our Operations

We are a residential lot development company with operations in 54 markets in 22 states as of March 31, 2021. In October 2017, we became a majority-owned subsidiary of D.R. Horton. Through our alignment with and support from D.R. Horton, we have grown our business into a national, well-capitalized residential lot developer selling lots to D.R. Horton and other homebuilders. As our controlling shareholder, D.R. Horton has significant influence in guiding our strategic direction and operations. Our strategy is focused on making investments in land acquisition and development to expand our residential lot development business across a geographically diversified national platform and consolidating market share in the fragmented U.S. lot development industry. We are primarily investing in short duration, phased development projects that generate returns similar to production-oriented homebuilders. This strategy is a unique, lower-risk business model that we expect will produce more consistent returns than other public and private land developers. We also make short term investments in finished lots (lot banking) and undeveloped land with the intent to sell these assets within a short time period, primarily to D.R. Horton, utilizing available capital prior to its deployment into longer term lot development projects.

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

Our lot sales pace declined throughout late March and April 2020 as homebuilders slowed their purchases of lots to adjust to expected lower levels of home sales orders as a result of the pandemic. However, as economic activity and housing market conditions began to improve, our lot sales pace increased during the last half of fiscal 2020 and has remained strong throughout the first half of fiscal 2021. We believe we are well positioned to effectively operate through changing economic conditions due to our low net leverage and strong liquidity position, our low overhead model and our strategic relationship with D.R. Horton.

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

Results of Operations

The following tables and related discussion set forth key operating and financial data as of and for the three and six months ended March 31, 2021 and 2020.

Operating Results

Components of income before taxes were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
	(In millions)
Revenues	$287.1	$159.1	$594.2	$406.4
Cost of sales	233.8	136.6	496.7	353.2
Selling, general and administrative expense	16.3	11.2	31.8	21.7
Equity in earnings of unconsolidated ventures	(0.1)	(0.3)	(0.3)	(0.8)
Gain on sale of assets	—	(0.3)	—	(0.1)
Interest and other income	(0.5)	(1.8)	(0.8)	(3.4)
Income before income taxes	$37.6	$13.7	$66.8	$35.8

Lot Sales

Residential lots sold consist of:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Development projects	3,174	1,272	6,276	2,678
Lot banking projects	414	679	879	1,695
	3,588	1,951	7,155	4,373

Average sales price per lot (1)	$78,100	$79,700	$82,100	$85,600
 _______________
(1) Excludes any impact from change in contract liabilities.

Revenues

Revenues consist of:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
	(In millions)
Residential lot sales:
Development projects	$251.1	$98.6	$522.2	$216.2
Lot banking projects	29.3	57.0	64.9	157.9
(Increase) decrease in contract liabilities	(0.2)	0.8	—	(0.6)
	280.2	156.4	587.1	373.5
Tract sales and other	6.9	2.7	7.1	32.9
	$287.1	$159.1	$594.2	$406.4

Residential lots sold and residential lot sales revenues have increased as we have grown our business primarily through our strategic relationship with D.R. Horton. In the three months ended March 31, 2021, we sold 3,358 residential lots to D.R. Horton for $265.6 million compared to 1,906 residential lots sold to D.R. Horton for $151.2 million in the prior year period. In the six months ended March 31, 2021, we sold 6,747 residential lots to D.R. Horton for $559.6 million compared to 4,296 residential lots sold to D.R. Horton for $366.8 million in the prior year period. In the three months ended March 31, 2021, we sold 230 residential lots to builders other than D.R. Horton for $14.8 million compared to 45 residential lots sold to builders other than D.R. Horton for $4.4 million in the prior year period. In the six months ended March 31, 2021, we sold 408 residential lots to builders other than D.R. Horton for $27.6 million compared to 77 residential lots sold to builders other than D.R. Horton for $7.4 million in the prior year period.

Tract sales and other revenue in the three and six months ended March 31, 2021 primarily consisted of 11 tract acres sold to third parties for $1.4 million and 14 tract acres sold to D.R. Horton for $3.0 million. Tract sales and other revenue in the three months ended March 31, 2020 primarily consisted of 8 tract acres sold to a third party for $2.5 million. Tract sales and other revenue in the six months ended March 31, 2020 primarily consisted of 588 acres sold to third parties for $25.3 million and 36 residential tract acres sold to D.R. Horton for $7.2 million.

Cost of sales in the three and six months ended March 31, 2021 increased as compared to the prior year periods primarily due to the increases in the number of lots sold. Cost of sales related to tract sales and other revenue was $4.2 million in both the three and six months ended March 31, 2021 compared to $2.4 million and $23.5 million in the three and six months ended March 31, 2020, respectively.

Selling, General and Administrative (SG&A) Expense and Other Income Statement Items

SG&A expense in the three and six months ended March 31, 2021 was $16.3 million and $31.8 million compared to $11.2 million and $21.7 million in the prior year periods. SG&A expense as a percentage of revenues was 5.7% and 5.4% in the three and six months ended March 31, 2021 compared to 7.0% and 5.3% in the prior year periods. Our SG&A expense primarily consists of employee compensation and related costs. Our business operations employed 205 and 121 employees at March 31, 2021 and 2020, respectively.

Equity in earnings of unconsolidated ventures in all periods reflects our share of earnings in ventures that we account for using the equity method.

Interest and other income primarily represents interest earned on our cash deposits.

Income Taxes

Our income tax expense for the three and six months ended March 31, 2021 was $9.2 million and $16.3 million compared to $3.3 million and $8.7 million in the prior year periods. Our effective tax rate was 24.5% and 24.4% for the three and six months ended March 31, 2021 compared to 24.1% and 24.3% in the prior year periods. Our effective tax rate for all periods includes an expense for state income taxes and nondeductible expenses and a benefit related to noncontrolling interests.

At March 31, 2021, we had deferred tax liabilities, net of deferred tax assets, of $6.1 million. The deferred tax assets were partially offset by a valuation allowance of $1.3 million, resulting in a net deferred tax liability of $7.4 million. At September 30, 2020, deferred tax liabilities, net of deferred tax assets, were $4.2 million. The deferred tax assets were partially offset by a valuation allowance of $1.5 million, resulting in a net deferred tax liability of $5.7 million. The valuation allowance for both periods was recorded because it is more likely than not that a portion of our state deferred tax assets, primarily net operating loss (NOL) carryforwards, will not be realized because we are no longer operating in some states or the NOL carryforward periods are too brief to realize the related deferred tax asset. We will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance on our deferred tax assets. Any reversal of the valuation allowance in future periods will impact our effective tax rate.

Land and Lot Position

Our land and lot position as of at March 31, 2021 and September 30, 2020 is summarized as follows:

	March 31, 2021	September 30, 2020
Lots owned	58,700	42,400
Lots controlled under land and lot purchase contracts	25,800	18,100
Total lots owned and controlled	84,500	60,500

At March 31, 2021, our lot position consisted of approximately 84,500 residential lots, of which 58,700 were owned and 25,800 were controlled through purchase contracts. Of our total owned residential lots, approximately 20,400 are under contract to sell to D.R. Horton. Additionally, D.R. Horton has the right of first offer on approximately 16,700 of these lots based on executed purchase and sale agreements. At March 31, 2021, lots owned included approximately 4,800 that are fully developed, of which approximately 1,000 are related to lot banking. At March 31, 2021, we had approximately 700 lots under contract to sell to builders other than D.R. Horton.

Liquidity and Capital Resources

At March 31, 2021, we had $167.2 million of cash and cash equivalents and $334.0 million of available borrowing capacity on our revolving credit facility. After giving effect to the redemption of our 2024 notes which is scheduled for May 2021, we have no senior note maturities until fiscal 2026. We believe we are well positioned to effectively operate through changing economic conditions because of our low net leverage and strong liquidity position, our low overhead model and our strategic relationship with D.R. Horton.

At March 31, 2021, our ratio of debt to total capital (debt divided by stockholders’ equity plus debt) was 41.0% compared to 42.4% at September 30, 2020 and 43.4% at March 31, 2020. Our ratio of net debt to total capital (debt net of unrestricted cash divided by stockholders’ equity plus debt net of unrestricted cash) was 34.1% compared to 22.1% at September 30, 2020 and 19.5% at March 31, 2020. Over the long term, we intend to maintain our ratio of net debt to total capital at or below 40%. We believe that the ratio of net debt to total capital is useful in understanding the leverage employed in our operations.

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

Bank Credit Facility

We have a $380 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $570 million, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the revolving credit commitment. Borrowings under the revolving credit facility are subject to a borrowing base calculation based on the book value of our real estate assets and unrestricted cash. Letters of credit issued under the facility reduce the available borrowing capacity. The maturity date of the facility is October 2, 2022. There were no borrowings or repayments under the facility during the six months ended March 31, 2021. At March 31, 2021, there were no borrowings outstanding and $46.0 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $334.0 million.

The revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require a minimum level of tangible net worth, a minimum level of liquidity, and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At March 31, 2021, we were in compliance with all of the covenants, limitations and restrictions of our revolving credit facility.

In April 2021, the revolving credit facility was amended to extend its maturity date from October 2, 2022 to April 16, 2025. The maturity date may be extended subject to the approval of lenders holding a majority of the commitments. The revolving credit facility size was increased to $410 million with an uncommitted accordion feature that could increase the size of the facility to $600 million, subject to certain conditions and availability of additional bank commitments.

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

In April 2021, we issued $400 million principal amount of 3.85% senior notes that mature May 15, 2026 with interest payable semi-annually. On or after May 15, 2023, the notes may be redeemed at 101.925% of their principal amount plus any accrued and unpaid interest. In accordance with the indenture, the redemption price decreases annually thereafter and the notes can be redeemed at par on or after May 15, 2025 through maturity. The annual effective interest rate of the notes after giving effect to the amortization of financing costs is 4.1%. A portion of the net proceeds from this issuance of the notes will be used to redeem the $350 million principal amount of 8.0% senior notes due April 15, 2024, and the remainder of the proceeds will be used for general corporate purposes.

In April 2021, we delivered notice for the full redemption of our $350 million principal amount of 8.0% senior notes outstanding. The redemption price of $365.6 million includes a call premium of $14.0 million and accrued and unpaid interest of $1.6 million. We expect to recognize a loss on extinguishment of debt upon the redemption of the notes. The notes are scheduled to be redeemed May 7, 2021.

The indentures governing the senior notes require that, upon the occurrence of both a change of control and a rating decline (each as defined in the respective indenture), we offer to purchase the notes at 101% of their principal amount. If we or our restricted subsidiaries dispose of assets, under certain circumstances, we will be required to either invest the net cash proceeds from such asset sales in our business within a specified period of time, repay certain senior secured debt or debt of our non-guarantor subsidiaries, or make an offer to purchase a principal amount of the notes equal to the excess net cash proceeds at a purchase price of 100% of their principal amount. The indentures contain covenants that, among other things, restrict our ability and the ability of our restricted subsidiaries to pay dividends or distributions, repurchase equity, prepay subordinated debt and make certain investments; incur additional debt or issue mandatorily redeemable equity; incur liens on assets; merge or consolidate with another company or sell or otherwise dispose of all or substantially all of our assets; enter into transactions with affiliates; and allow to exist certain restrictions on the ability of subsidiaries to pay dividends or make other payments. At March 31, 2021, we were in compliance with all of the limitations and restrictions associated with our senior note obligations.

Effective April 30, 2020, our Board of Directors authorized the repurchase of up to $30 million of our debt securities. The authorization has no expiration date. All of the $30 million authorization was remaining at March 31, 2021.

Other Note Payable

We also have a note payable of $12.5 million that was issued as part of a transaction to acquire real estate for development. The note is non-recourse and is secured by the underlying real estate, accrues interest at 4.0% per annum and matures in October 2023.

Issuance of Common Stock

We have an effective shelf registration statement filed with the SEC in September 2018, registering $500 million of equity securities, of which $100 million is reserved for sales under our at-the-market equity offering program that became effective August 2020. During the three months ended March 31, 2021, we issued 1.0 million shares of common stock under our at-the-market equity offering program for proceeds of $23.3 million, net of commissions and other issuance costs. At March 31, 2021, $370.6 million remained available for issuance under the shelf registration statement, of which $76.3 million is reserved for sales under our at-the-market equity offering program.

Contractual Obligations and Off-Balance Sheet Arrangements

In support of our residential lot development business, we issue letters of credit under our revolving credit facility and we have a surety bond program that provides financial assurance to beneficiaries related to the execution and performance of certain development obligations. At March 31, 2021, we had outstanding letters of credit of $46.0 million under the revolving credit facility and surety bonds of $368.6 million, issued by third parties to secure performance under various contracts. We expect that our performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When we complete our performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving us with no continuing obligations. We have no material third-party guarantees.

Operating Cash Flow Activities

In the six months ended March 31, 2021, net cash used in operating activities was $249.5 million compared to $123.8 million in the six months ended March 31, 2020. The cash used in operating activities in both periods was primarily due to the increase in real estate as we continue to grow our land development operations.

Investing Cash Flow Activities

In the six months ended March 31, 2021, net cash provided by investing activities was $2.0 million compared to $3.5 million in the six months ended March 31, 2020. The cash provided by investing activities in both periods was primarily the result of distributions received from our unconsolidated ventures.

Financing Cash Flow Activities

In the six months ended March 31, 2021, net cash provided by financing activities was $20.4 million compared to $175.7 million in the six months ended March 31, 2020. Cash provided by financing activities in the six months ended March 31, 2021 was primarily the result of the issuance of common stock under our at-the-market equity offering program for net proceeds of $23.3 million, partially offset by our purchase of the noncontrolling interest in one of our ventures. The prior year amount consisted primarily of the net proceeds from the issuance of $300 million principal amount of 5.0% senior notes, partially offset by the repayment of $118.9 million principal amount of our 3.75% convertible senior notes at maturity.

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

At March 31, 2021, our fixed rate debt consisted of $350 million principal amount of 8.0% senior notes due April 2024, $300 million principal amount of 5.0% senior notes due March 2028 and $12.5 million principal amount of 4.0% other note payable due in October 2023. Our variable rate debt consists of a $380 million senior unsecured revolving credit facility. At March 31, 2021, we had no borrowings outstanding under the revolving credit facility.

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

(b) Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

4.1
Indenture, dated as of April 21, 2021, by and among the Company, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on April 21, 2021).

10.1
Amendment No. 2 to Credit Agreement, dated April 16, 2021 by and among the Company, JPMorgan Chase Bank, N.A., as administrative agent, and the Lenders named therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on April 20, 2021).

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

FORESTAR GROUP INC.

Date: April 23, 2021	By:	/s/ James D. Allen
James D. Allen, on behalf of Forestar Group Inc.
as Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)