Form 10-Q
period 2021-06-30
Forestar Group Inc.
filed 2021-07-23
CIK 1406587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2021
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
Common Stock, $1.00 par value -- 49,527,108 shares as of July 20, 2021

FORESTAR GROUP INC.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
FORESTAR GROUP INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2021	September 30, 2020
	(In millions, except share data)
ASSETS
Cash and cash equivalents	$116.0	$394.3
Real estate	1,861.4	1,309.7
Investment in unconsolidated ventures	0.7	3.6
Income taxes receivable	—	6.3
Property and equipment, net	2.2	1.1
Other assets	34.7	24.9
Total assets	$2,015.0	$1,739.9
LIABILITIES
Accounts payable	$45.6	$29.2
Earnest money on sales contracts	146.9	98.3
Deferred tax liability, net	9.8	5.7
Accrued expenses and other liabilities	138.2	93.8
Debt	704.1	641.1
Total liabilities	1,044.6	868.1
Commitments and contingencies (Note 11)
EQUITY
Common stock, par value $1.00 per share, 200,000,000 authorized shares, 49,527,108 and 48,061,921 shares issued and outstanding at June 30, 2021 and September 30, 2020, respectively	49.5	48.1
Additional paid-in capital	634.9	603.9
Retained earnings	285.1	218.9
Stockholders' equity	969.5	870.9
Noncontrolling interests	0.9	0.9
Total equity	970.4	871.8
Total liabilities and equity	$2,015.0	$1,739.9

See accompanying notes to consolidated financial statements.

FORESTAR GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
	(In millions, except per share amounts)
Revenues	$312.9	$177.9	$907.1	$584.3
Cost of sales	257.1	157.1	753.8	510.3
Selling, general and administrative expense	16.9	11.2	48.7	32.8
Equity in loss (earnings) of unconsolidated ventures	—	0.1	(0.2)	(0.6)
Gain on sale of assets	—	—	—	(0.1)
Interest and other income	(0.3)	(0.8)	(1.2)	(4.2)
Loss on extinguishment of debt	18.1	—	18.1	—
Income before income taxes	21.1	10.3	87.9	46.1
Income tax expense	5.2	0.2	21.5	8.9
Net income	15.9	10.1	66.4	37.2
Net income attributable to noncontrolling interests	0.1	—	0.2	0.7
Net income attributable to Forestar Group Inc.	$15.8	$10.1	$66.2	$36.5

Basic net income per common share attributable to Forestar Group Inc.	$0.32	$0.21	$1.36	$0.76
Weighted average number of common shares	49.4	48.1	48.7	48.0

Diluted net income per common share attributable to Forestar Group Inc.	$0.32	$0.21	$1.36	$0.76
Adjusted weighted average number of common shares	49.5	48.1	48.7	48.1

See accompanying notes to consolidated financial statements.

FORESTAR GROUP INC.
CONSOLIDATED STATEMENTS OF TOTAL EQUITY
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Non-controlling Interests	Total Equity
	(In millions, except share data)
Balances at September 30, 2020 (48,061,921 shares)	$48.1	$603.9	$218.9	$0.9	$871.8
Net income	—	—	22.0	0.1	22.1
Stock issued under employee benefit plans (14,722 shares)	—	—	—	—	—
Cash paid for shares withheld for taxes	—	(0.1)	—	—	(0.1)
Stock-based compensation expense	—	0.3	—	—	0.3
Balances at December 31, 2020 (48,076,643 shares)	$48.1	$604.1	$240.9	$1.0	$894.1
Net income	—	—	28.4	—	28.4
Issuance of common stock (1,018,503 shares)	1.0	22.3	—	—	23.3
Purchase of noncontrolling interest, net	—	(1.7)	—	(0.2)	(1.9)
Stock issued under employee benefit plans (29,655 shares)	—	—	—	—	—
Cash paid for shares withheld for taxes	—	(0.3)	—	—	(0.3)
Stock-based compensation expense	—	0.9	—	—	0.9
Balances at March 31, 2021 (49,124,801 shares)	$49.1	$625.3	$269.3	$0.8	$944.5
Net income	—	—	15.8	0.1	15.9
Issuance of common stock (378,736 shares)	0.4	8.9	—	—	9.3
Stock issued under employee benefit plans (23,571 shares)	—	—	—	—	—
Cash paid for shares withheld for taxes	—	(0.1)	—	—	(0.1)
Stock-based compensation expense	—	0.8	—	—	0.8
Balances at June 30, 2021 (49,527,108 shares)	$49.5	$634.9	$285.1	$0.9	$970.4

See accompanying notes to consolidated financial statements.

FORESTAR GROUP INC.
CONSOLIDATED STATEMENTS OF TOTAL EQUITY (Continued)
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

FORESTAR GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended June 30,
	2021	2020
	(In millions)
OPERATING ACTIVITIES
Net income	$66.4	$37.2
Adjustments:
Depreciation and amortization	2.1	4.2
Deferred income taxes	4.6	17.5
Equity in earnings of unconsolidated ventures	(0.2)	(0.6)
Stock-based compensation expense	2.0	1.6
Land option charges	1.6	0.5
Loss on extinguishment of debt	18.1	—
Gain on sale of assets	—	(0.1)
Changes in operating assets and liabilities:
Increase in real estate	(540.7)	(258.8)
Decrease (increase) in income taxes receivable	6.3	(5.7)
Increase in other assets	(13.4)	(4.2)
Increase (decrease) in accounts payable and other accrued liabilities	60.8	(0.2)
Increase in earnest money on sales contracts	51.8	2.9
Net cash used in operating activities	(340.6)	(205.7)
INVESTING ACTIVITIES
Expenditures for property, equipment and other	(0.5)	(0.6)
Return of investment in unconsolidated ventures	2.2	2.4
Proceeds from sale of assets	—	1.3
Net cash provided by investing activities	1.7	3.1
FINANCING ACTIVITIES
Proceeds from debt	425.0	300.0
Repayments of debt	(389.0)	(118.9)
Deferred financing fees	(5.0)	(4.8)
Proceeds from issuance of common stock	32.6	—
Purchase of noncontrolling interest	(2.4)	—
Distributions to noncontrolling interests, net	(0.1)	(0.7)
Cash paid for shares withheld for taxes	(0.5)	(0.2)
Net cash provided by financing activities	60.6	175.4
Net decrease in cash and cash equivalents	(278.3)	(27.2)
Cash and cash equivalents at beginning of period	394.3	382.8
Cash and cash equivalents at end of period	$116.0	$355.6
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Note payable issued for real estate	$12.5	$—

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

In October 2017, Forestar became a majority-owned subsidiary of D.R. Horton, Inc. (D.R. Horton) by virtue of a merger with a wholly-owned subsidiary of D.R. Horton. Immediately following the merger, D.R. Horton owned 75% of the Company's outstanding common stock. In connection with the merger, the Company entered into certain agreements with D.R. Horton including a Stockholder’s Agreement, a Master Supply Agreement, and a Shared Services Agreement. D.R. Horton is considered a related party of Forestar under GAAP. At June 30, 2021, D.R. Horton owned approximately 64% of the Company's outstanding common stock.

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

Note 3—Real Estate

Real estate consists of:

	June 30, 2021	September 30, 2020
	(In millions)
Developed and under development projects	$1,777.9	$1,304.3
Undeveloped land	83.5	5.4
	$1,861.4	$1,309.7

In the nine months ended June 30, 2021, the Company invested $654.7 million in the acquisition of residential real estate and $604.3 million in the development of residential real estate. At June 30, 2021 and September 30, 2020, undeveloped land primarily consisted of undeveloped land which the Company has the contractual right to sell to D.R. Horton at a sales price equal to the carrying value of the land at the time of sale plus additional consideration of 12% to 16% per annum.

Each quarter, the Company reviews the performance and outlook for all of its real estate for indicators of potential impairment and performs detailed impairment evaluations and analyses when necessary. As a result of this process, there were no real estate impairment charges recorded for any period presented in the consolidated statements of operations.

During the three and nine months ended June 30, 2021, pre-acquisition cost write-offs related to land purchase contracts that the Company has terminated or expects to terminate were $0.7 million and $1.6 million, respectively, compared to $0.1 million and $0.5 million in the prior year periods. Real estate impairments and land option charges are included in cost of sales in the consolidated statements of operations.

Note 4—Revenues

Revenues consist of:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Residential lot sales	$307.4	$164.4	$894.5	$537.9
Tract sales and other	5.5	13.5	12.6	46.4
	$312.9	$177.9	$907.1	$584.3

Note 5—Capitalized Interest

The Company capitalizes interest costs to real estate throughout the development period (active real estate). Capitalized interest is charged to cost of sales as the related real estate is sold to the buyer. During periods in which the Company’s active real estate is lower than its debt level, a portion of the interest incurred is reflected as interest expense in the period incurred. During the first nine months of fiscal 2021 and fiscal 2020, the Company’s active real estate exceeded its debt level, and all interest incurred was capitalized to real estate.

The following table summarizes the Company’s interest costs incurred, capitalized and expensed during the three and nine months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Capitalized interest, beginning of period	$54.3	$37.9	$48.7	$23.7
Interest incurred	10.3	11.4	33.3	32.0
Interest charged to cost of sales	(8.1)	(4.1)	(25.5)	(10.5)
Capitalized interest, end of period	$56.5	$45.2	$56.5	$45.2

Note 6—Other Assets, Accrued Expenses and Other Liabilities

The Company's other assets at June 30, 2021 and September 30, 2020 were as follows:

	June 30, 2021	September 30, 2020
	(In millions)
Receivables, net	$0.5	$0.4
Earnest money notes receivable on sales contracts	1.5	4.8
Lease right of use assets	5.6	3.6
Prepaid expenses	11.2	4.9
Land purchase contract deposits	11.4	5.5
Other assets	4.5	5.7
	$34.7	$24.9

The Company's accrued expenses and other liabilities at June 30, 2021 and September 30, 2020 were as follows:

	June 30, 2021	September 30, 2020
	(In millions)
Accrued employee compensation and benefits	$4.6	$6.2
Accrued property taxes	2.9	3.8
Lease liabilities	6.0	3.8
Accrued interest	8.3	14.0
Contract liabilities	4.1	0.2
Deferred income	9.3	9.3
Income taxes payable	8.5	0.5
Accrued development costs	84.5	44.4
Other accrued expenses	8.8	10.2
Other liabilities	1.2	1.4
	$138.2	$93.8

Note 7—Debt

The Company's notes payable at their carrying amounts consist of the following:

	June 30, 2021	September 30, 2020
	(In millions)
Unsecured:
Revolving credit facility	$—	$—
8.0% senior notes due 2024 (1)	—	345.2
3.85% senior notes due 2026 (1)	395.2	—
5.0% senior notes due 2028 (1)	296.4	295.9
Other note payable	12.5	—
	$704.1	$641.1
______________
(1)Unamortized debt issuance costs that were deducted from the carrying amounts of the senior notes totaled $8.4 million and $8.9 million at June 30, 2021 and September 30, 2020, respectively.

Bank Credit Facility

In April 2021, the Company's senior unsecured revolving credit facility was amended to increase its capacity to $410 million with an uncommitted accordion feature that could increase the size of the facility to $600 million, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the revolving credit commitment. Borrowings under the revolving credit facility are subject to a borrowing base calculation based on the book value of the Company's real estate assets and unrestricted cash. Letters of credit issued under the facility reduce the available borrowing capacity. The maturity date of the facility was extended to April 16, 2025. Borrowings and repayments under the facility were $25 million each during the nine months ended June 30, 2021. At June 30, 2021, there were no borrowings outstanding and $60.2 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $349.8 million.

The revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require a minimum level of tangible net worth, a minimum level of liquidity, and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At June 30, 2021, the Company was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility.

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

In April 2021, the Company issued $400 million principal amount of 3.85% senior notes that mature May 15, 2026 with interest payable semi-annually. On or after May 15, 2023, the notes may be redeemed at 101.925% of their principal amount plus any accrued and unpaid interest. In accordance with the indenture, the redemption price decreases annually thereafter and the notes can be redeemed at par on or after May 15, 2025 through maturity. The annual effective interest rate of the notes after giving effect to the amortization of financing costs is 4.1%. The net proceeds from this issuance were primarily used to redeem the Company's $350 million principal amount of 8.0% senior notes due April 15, 2024 on May 7, 2021. The redemption price of $365.6 million included a call premium of $14.0 million and accrued and unpaid interest of $1.6 million. The Company recognized an $18.1 million loss on extinguishment of debt upon the redemption of the notes.

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

The indentures governing the senior notes require that, upon the occurrence of both a change of control and a rating decline (each as defined in the respective indenture), the Company offer to purchase the notes at 101% of their principal amount. If the Company or its restricted subsidiaries dispose of assets, under certain circumstances, the Company will be required to either invest the net cash proceeds from such asset sales in its business within a specified period of time, repay certain senior secured debt or debt of its non-guarantor subsidiaries, or make an offer to purchase a principal amount of the notes equal to the excess net cash proceeds at a purchase price of 100% of their principal amount. The indentures contain covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries to pay dividends or distributions, repurchase equity, prepay subordinated debt and make certain investments; incur additional debt or issue mandatorily redeemable equity; incur liens on assets; merge or consolidate with another company or sell or otherwise dispose of all or substantially all of the Company’s assets; enter into transactions with affiliates; and allow to exist certain restrictions on the ability of subsidiaries to pay dividends or make other payments. At June 30, 2021, the Company was in compliance with all of the limitations and restrictions associated with its senior note obligations.

Effective April 30, 2020, the Board of Directors authorized the repurchase of up to $30 million of the Company’s debt securities. The authorization has no expiration date. All of the $30 million authorization was remaining at June 30, 2021.

Other Note Payable

The Company also has a note payable of $12.5 million that was issued as part of a transaction to acquire real estate for development. The note is non-recourse and is secured by the underlying real estate, accrues interest at 4.0% per annum and matures in October 2023.

Note 8—Earnings per Share

The computations of basic and diluted earnings per share are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
	(In millions, except share and per share amounts)
Numerator:
Net income attributable to Forestar Group Inc.	$15.8	$10.1	$66.2	$36.5
Denominator:
Weighted average common shares outstanding — basic	49,419,594	48,050,379	48,653,676	48,028,957
Dilutive effect of stock-based compensation	89,485	24,831	83,623	45,903
Total weighted average shares outstanding — diluted	49,509,079	48,075,210	48,737,299	48,074,860

Basic net income per common share attributable to Forestar Group Inc.	$0.32	$0.21	$1.36	$0.76
Diluted net income per common share attributable to Forestar Group Inc.	$0.32	$0.21	$1.36	$0.76

Note 9—Income Taxes

The Company’s income tax expense for the three and nine months ended June 30, 2021 was $5.2 million and $21.5 million compared to $0.2 million and $8.9 million in the prior year periods. The effective tax rate was 24.6% and 24.5% for the three and nine months ended June 30, 2021 compared to 1.9% and 19.3% in the prior year periods. The effective tax rate for the three and nine months ended June 30, 2020 includes a tax benefit of $2.3 million related to the net operating loss (NOL) carryback provisions of the Coronavirus Aid, Relief, and Economic Security Act, which allowed the Company to carryback a portion of its 2018 NOL. The carryback provisions resulted in the recognition of previously unrecognized tax benefits and the revaluation of deferred tax assets due to the utilization of NOLs at a higher tax rate in the carryback period. The effective tax rate for all periods includes an expense for state income taxes and nondeductible expenses and a benefit related to noncontrolling interests.

At June 30, 2021, the Company had deferred tax liabilities, net of deferred tax assets, of $8.5 million. The deferred tax assets were partially offset by a valuation allowance of $1.3 million, resulting in a net deferred tax liability of $9.8 million. At September 30, 2020, deferred tax liabilities, net of deferred tax assets, were $4.2 million. The deferred tax assets were partially offset by a valuation allowance of $1.5 million, resulting in a net deferred tax liability of $5.7 million. The valuation allowance for both periods was recorded because it is more likely than not that a portion of the Company's state deferred tax assets, primarily NOL carryforwards, will not be realized because the Company is no longer operating in some states or the NOL carryforward periods are too brief to realize the related deferred tax asset. The Company will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance on its deferred tax assets. Any reversal of the valuation allowance in future periods will impact the effective tax rate.

Note 10—Stockholders' Equity and Stock-Based Compensation

Stockholders' Equity

The Company has an effective shelf registration statement filed with the Securities and Exchange Commission (SEC) in September 2018 registering $500 million of equity securities, of which $100 million was reserved for sales under its at-the-market equity offering program that became effective in August 2020. During the three and nine months ended June 30, 2021, the Company issued 0.4 million and 1.4 million shares of common stock under its at-the-market equity offering program for proceeds of $9.3 million and $32.6 million, respectively, net of commissions and other issuance costs. At June 30, 2021, $361.0 million remained available for issuance under the shelf registration statement, of which $66.7 million is reserved for sales under the Company's at-the-market equity offering program.

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

During the nine months ended June 30, 2021, a total of 234,000 time-based RSUs were granted. The weighted average grant date fair value of these equity awards was $23.13 per unit, and they vest annually in equal installments over a period of three to five years. Total stock-based compensation expense related to the Company's restricted stock units for the three and nine months ended June 30, 2021 was $0.8 million and $2.0 million compared to $0.3 million and $1.6 million in the prior year periods. Stock-based compensation expense in the nine months ended June 30, 2021 and 2020 included $0.7 million and $0.6 million, respectively, of expense recognized for employees that were retirement eligible on the date of grant.

Note 11—Commitments and Contingencies

Contractual Obligations and Off-Balance Sheet Arrangements

In support of the Company's residential lot development business, it issues letters of credit under the revolving credit facility and has a surety bond program that provides financial assurance to beneficiaries related to the execution and performance of certain development obligations. At June 30, 2021, the Company had outstanding letters of credit of $60.2 million under the revolving credit facility and surety bonds of $436.6 million issued by third parties to secure performance under various contracts. The Company expects that its performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When the Company completes its performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving the Company with no continuing obligations. The Company has no material third-party guarantees.

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

Note 12—Related Party Transactions

The Company has a Shared Services Agreement with D.R. Horton whereby D.R. Horton provides the Company with certain administrative, compliance, operational and procurement services. During the nine months ended June 30, 2021 and 2020, selling, general and administrative expense in the consolidated statements of operations includes $2.9 million and $3.8 million for these shared services, $3.4 million and $1.9 million for the cost of health insurance and other employee benefits and $5.5 million and $3.4 million for other corporate and administrative expenses paid by D.R. Horton on behalf of the Company.

Under the terms of the Master Supply Agreement with D.R. Horton, both companies identify land development opportunities to expand Forestar's portfolio of assets. At June 30, 2021 and September 30, 2020, the Company owned or controlled through purchase contracts approximately 96,600 and 60,500 residential lots, of which D.R. Horton had the following involvement.

	June 30, 2021	September 30, 2020
	(Dollars in millions)
Residential lots under contract to sell to D.R. Horton	21,500	14,000
Residential lots subject to right of first offer with D.R. Horton	17,900	16,400
Earnest money deposits from D.R. Horton for lots under contract	$142.5	$92.2
Earnest money notes from D.R. Horton for lots under contract	$1.5	$4.8
Remaining purchase price of lots under contract with D.R. Horton	$1,611.5	$1,022.2

In the three months ended June 30, 2021 and 2020, the Company's residential lot sales totaled 3,858 and 2,023, and lot sales revenues were $307.4 million and $164.4 million. In the nine months ended June 30, 2021 and 2020, the Company's residential lot sales totaled 11,013 and 6,396, and lot sales revenues were $894.5 million and $537.9 million. Revenues recognized from sales to D.R. Horton during those periods were as follows.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions)
Residential single-family lots sold to D.R. Horton	3,719	1,991	10,466	6,287
Residential lot sales revenues from sales to D.R. Horton	$300.4	$159.3	$860.0	$526.0
Tract acres sold to D.R. Horton	7	30	21	66
Tract sales revenues from sales to D.R. Horton	$3.0	$13.4	$6.0	$20.6
Other revenue from transactions with D.R. Horton	$2.4	$—	$2.4	$—

In addition, the net impact of the change in contract liabilities decreased revenues on lot sales to D.R. Horton by $3.9 million in both the three and nine months ended June 30, 2021 and increased revenues on lot sales to D.R. Horton by $2.8 million and $2.1 million in the three and nine months ended June 30, 2020.

During the three and nine months ended June 30, 2021, the Company reimbursed D.R. Horton approximately $3.5 million and $27.7 million for previously paid earnest money and $14.9 million and $43.1 million for pre-acquisition and other due diligence and development costs related to land purchase contracts whereby D.R. Horton assigned its rights under these land purchase contracts to the Company. During the three and nine months ended June 30, 2020, the Company reimbursed D.R. Horton approximately $7.0 million and $23.2 million for previously paid earnest money and $12.9 million and $26.2 million for pre-acquisition and other due diligence and development costs.

During the three and nine months ended June 30, 2021, the Company paid D.R. Horton $1.3 million and $4.2 million for land development services compared to $1.0 million and $3.9 million for these services in the prior year periods. These amounts are included in cost of sales in the Company’s consolidated statements of operations.

At June 30, 2021 and September 30, 2020, undeveloped land was $83.5 million and $5.4 million. Undeveloped land primarily consists of undeveloped land which the Company has the contractual right to sell to D.R. Horton at a sales price equal to the carrying value of the land at the time of sale plus additional consideration of 12% to 16% per annum.

At June 30, 2021 and September 30, 2020, accrued expenses and other liabilities on the Company's consolidated balance sheets included $6.5 million and $8.4 million, respectively, owed to D.R. Horton for any accrued and unpaid shared service charges, land purchase contract deposits and due diligence and other development cost reimbursements.

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

For the financial assets and liabilities that the Company does not reflect at fair value, the following tables present both their respective carrying value and fair value at June 30, 2021 and September 30, 2020.

		Fair Value at June 30, 2021
	Carrying Value	Level 1	Level 2	Level 3	Total
	(in millions)
Cash and cash equivalents (1)	$116.0	$116.0	$—	$—	$116.0
Debt (2) (3)	704.1	—	715.4	12.5	727.9

		Fair Value at September 30, 2020
	Carrying Value	Level 1	Level 2	Level 3	Total
	(in millions)
Cash and cash equivalents (1)	$394.3	$394.3	$—	$—	$394.3
Debt (2)	641.1	—	673.5	—	673.5
 __________________
(1)The fair values of cash and cash equivalents approximate their carrying values due to their short-term nature and are classified as Level 1 within the fair value hierarchy.
(2)At June 30, 2021 and September 30, 2020, the Company's debt primarily consisted of its senior notes. The fair value of the senior notes is determined based on quoted market prices, which is classified as Level 2 within the fair value hierarchy.
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

Our Operations

We are a residential lot development company with operations in 55 markets in 22 states as of June 30, 2021. In October 2017, we became a majority-owned subsidiary of D.R. Horton. Through our alignment with and support from D.R. Horton, we have grown our business into a national, well-capitalized residential lot developer selling lots to D.R. Horton and other homebuilders. As our controlling shareholder, D.R. Horton has significant influence in guiding our strategic direction and operations. Our strategy is focused on making investments in land acquisition and development to expand our residential lot development business across a geographically diversified national platform and consolidating market share in the fragmented U.S. lot development industry. We are primarily investing in short duration, phased development projects that generate returns similar to production-oriented homebuilders. This strategy is a unique, lower-risk business model that we expect will produce more consistent returns than other public and private land developers. We also make short term investments in finished lots (lot banking) and undeveloped land with the intent to sell these assets within a short time period, primarily to D.R. Horton, utilizing available capital prior to its deployment into longer term lot development projects.

COVID-19

During March 2020, the impacts of the COVID-19 pandemic and the related widespread reductions in economic activity began to temporarily affect our business operations and the demand for our residential lots. However, as economic activity and housing market conditions began to improve, our lot sales pace increased during the last half of fiscal 2020 and has remained strong throughout the first nine months of fiscal 2021. We believe we are well positioned to effectively operate through changing economic conditions due to our low net leverage and strong liquidity position, our low overhead model and our strategic relationship with D.R. Horton. However, multiple disruptions in the supply chain, combined with the improvement in economic conditions and strong demand for residential lots, have resulted in shortages in certain construction materials and tightness in the labor market, which has caused our development cycles to lengthen in certain markets.

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

Results of Operations

The following tables and related discussion set forth key operating and financial data as of and for the three and nine months ended June 30, 2021 and 2020.

Operating Results

Components of income before income taxes were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Revenues	$312.9	$177.9	$907.1	$584.3
Cost of sales	257.1	157.1	753.8	510.3
Selling, general and administrative expense	16.9	11.2	48.7	32.8
Equity in loss (earnings) of unconsolidated ventures	—	0.1	(0.2)	(0.6)
Gain on sale of assets	—	—	—	(0.1)
Interest and other income	(0.3)	(0.8)	(1.2)	(4.2)
Loss on extinguishment of debt	18.1	—	18.1	—
Income before income taxes	$21.1	$10.3	$87.9	$46.1

Lot Sales

Residential lots sold consist of:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Development projects	3,330	1,556	9,606	4,234
Lot banking projects	528	467	1,407	2,162
	3,858	2,023	11,013	6,396

Average sales price per lot (1)	$80,700	$79,900	$81,600	$83,800
 _______________
(1) Excludes any impact from change in contract liabilities.

Revenues

Revenues consist of:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Residential lot sales:
Development projects	$274.8	$124.5	$797.0	$340.8
Lot banking projects	36.5	37.1	101.4	195.0
(Increase) decrease in contract liabilities	(3.9)	2.8	(3.9)	2.1
	307.4	164.4	894.5	537.9
Tract sales and other	5.5	13.5	12.6	46.4
	$312.9	$177.9	$907.1	$584.3

Residential lots sold and residential lot sales revenues have increased as we have grown our business primarily through our strategic relationship with D.R. Horton. In the three months ended June 30, 2021, we sold 3,719 residential lots to D.R. Horton for $300.4 million compared to 1,991 residential lots sold to D.R. Horton for $159.3 million in the prior year period. In the nine months ended June 30, 2021, we sold 10,466 residential lots to D.R. Horton for $860.0 million compared to 6,287 residential lots sold to D.R. Horton for $526.0 million in the prior year period. In the three months ended June 30, 2021, we sold 139 residential lots to builders other than D.R. Horton for $10.8 million compared to 32 residential lots sold to builders other than D.R. Horton for $2.3 million in the prior year period. In the nine months ended June 30, 2021, we sold 547 residential lots to builders other than D.R. Horton for $38.4 million compared to 109 residential lots sold to builders other than D.R. Horton for $9.8 million in the prior year period.

Tract sales and other revenue in the three months ended June 30, 2021 primarily consisted of 7 tract acres sold to D.R. Horton for $3.0 million. Tract sales and other revenue in the nine months ended June 30, 2021 primarily consisted of 11 tract acres sold to third parties for $1.4 million and 21 tract acres sold to D.R. Horton for $6.0 million. Tract sales and other revenue in the three months ended June 30, 2020 primarily consisted of 30 tract acres sold to D.R. Horton for $13.4 million. Tract sales and other revenue in the nine months ended June 30, 2020 primarily consisted of 588 acres sold to third parties for $25.3 million and 66 tract acres sold to D.R. Horton for $20.6 million.

Cost of sales in the three and nine months ended June 30, 2021 increased as compared to the prior year periods primarily due to the increases in the number of lots sold. Cost of sales related to tract sales and other revenue was $3.1 million and $7.4 million in the three and nine months ended June 30, 2021, respectively, compared to $12.8 million and $36.7 million in the three and nine months ended June 30, 2020.

Selling, General and Administrative (SG&A) Expense and Other Income Statement Items

SG&A expense in the three and nine months ended June 30, 2021 was $16.9 million and $48.7 million compared to $11.2 million and $32.8 million in the prior year periods. SG&A expense as a percentage of revenues was 5.4% in both the three and nine months ended June 30, 2021 compared to 6.3% and 5.6% in the prior year periods. Our SG&A expense primarily consists of employee compensation and related costs. Our business operations employed 232 and 128 employees at June 30, 2021 and 2020, respectively.

Equity in earnings of unconsolidated ventures in all periods reflects our share of earnings in ventures that we account for using the equity method.

Loss on extinguishment of debt of $18.1 million in the three and nine months ended June 30, 2021 was due to the redemption of our $350 million principal amount of 8.0% senior notes due 2024 in May 2021.

Interest and other income primarily represents interest earned on our cash deposits.

Income Taxes

Our income tax expense for the three and nine months ended June 30, 2021 was $5.2 million and $21.5 million compared to $0.2 million and $8.9 million in the prior year periods. Our effective tax rate was 24.6% and 24.5% for the three and nine months ended June 30, 2021 compared to 1.9% and 19.3% in the prior year periods. Our effective tax rate for the three and nine months ended June 30, 2020 includes a tax benefit of $2.3 million related to the net operating loss (NOL) carryback provisions of the Coronavirus Aid, Relief, and Economic Security Act, which allowed us to carryback a portion of our 2018 NOL. The carryback provisions resulted in the recognition of previously unrecognized tax benefits and the revaluation of deferred tax assets due to the utilization of NOLs at a higher tax rate in the carryback period. Our effective tax rate for all periods includes an expense for state income taxes and nondeductible expenses and a benefit related to noncontrolling interests.

At June 30, 2021, we had deferred tax liabilities, net of deferred tax assets, of $8.5 million. The deferred tax assets were partially offset by a valuation allowance of $1.3 million, resulting in a net deferred tax liability of $9.8 million. At September 30, 2020, deferred tax liabilities, net of deferred tax assets, were $4.2 million. The deferred tax assets were partially offset by a valuation allowance of $1.5 million, resulting in a net deferred tax liability of $5.7 million. The valuation allowance for both periods was recorded because it is more likely than not that a portion of our state deferred tax assets, primarily NOL carryforwards, will not be realized because we are no longer operating in some states or the NOL carryforward periods are too brief to realize the related deferred tax asset. We will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance on our deferred tax assets. Any reversal of the valuation allowance in future periods will impact our effective tax rate.

Land and Lot Position

Our land and lot position at June 30, 2021 and September 30, 2020 is summarized as follows:

	June 30, 2021	September 30, 2020
Lots owned	64,200	42,400
Lots controlled through land and lot purchase contracts	32,400	18,100
Total lots owned and controlled	96,600	60,500

At June 30, 2021, our lot position consisted of approximately 96,600 residential lots, of which 64,200 were owned and 32,400 were controlled through purchase contracts. Of our total owned residential lots, approximately 21,500 were under contract to sell to D.R. Horton. Additionally, D.R. Horton has the right of first offer on approximately 17,900 of these lots based on executed purchase and sale agreements. At June 30, 2021, lots owned included approximately 4,400 that were fully developed, of which approximately 600 are related to lot banking. At June 30, 2021, we had approximately 900 lots under contract to sell to builders other than D.R. Horton.

Liquidity and Capital Resources

At June 30, 2021, we had $116.0 million of cash and cash equivalents and $349.8 million of available borrowing capacity on our revolving credit facility. We have no senior note maturities until fiscal 2026. We believe we are well positioned to effectively operate through changing economic conditions because of our low net leverage and strong liquidity position, our low overhead model and our strategic relationship with D.R. Horton.

At June 30, 2021, our ratio of debt to total capital (debt divided by stockholders’ equity plus debt) was 42.1% compared to 42.4% at September 30, 2020 and 43.1% at June 30, 2020. Our ratio of net debt to total capital (debt net of unrestricted cash divided by stockholders’ equity plus debt net of unrestricted cash) was 37.8% compared to 22.1% at September 30, 2020 and 25.2% at June 30, 2020. Over the long term, we intend to maintain our ratio of net debt to total capital at or below 40%. We believe that the ratio of net debt to total capital is useful in understanding the leverage employed in our operations.

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

Bank Credit Facility

In April 2021, our senior unsecured revolving credit facility was amended to increase its capacity to $410 million with an uncommitted accordion feature that could increase the size of the facility to $600 million, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the revolving credit commitment. Borrowings under the revolving credit facility are subject to a borrowing base calculation based on the book value of our real estate assets and unrestricted cash. Letters of credit issued under the facility reduce the available borrowing capacity. The maturity date of the facility was extended to April 16, 2025. Borrowings and repayments under the facility were $25 million each during the nine months ended June 30, 2021. At June 30, 2021, there were no borrowings outstanding and $60.2 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $349.8 million.

The revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require a minimum level of tangible net worth, a minimum level of liquidity, and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At June 30, 2021, we were in compliance with all of the covenants, limitations and restrictions of our revolving credit facility.

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

In April 2021, we issued $400 million principal amount of 3.85% senior notes that mature May 15, 2026 with interest payable semi-annually. On or after May 15, 2023, the notes may be redeemed at 101.925% of their principal amount plus any accrued and unpaid interest. In accordance with the indenture, the redemption price decreases annually thereafter and the notes can be redeemed at par on or after May 15, 2025 through maturity. The annual effective interest rate of the notes after giving effect to the amortization of financing costs is 4.1%. The net proceeds from this issuance were primarily used to redeem our $350 million principal amount of 8.0% senior notes due April 15, 2024 on May 7, 2021. The redemption price of $365.6 million included a call premium of $14.0 million and accrued and unpaid interest of $1.6 million. We recognized an $18.1 million loss on extinguishment of debt upon the redemption of the notes.

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

The indentures governing the senior notes require that, upon the occurrence of both a change of control and a rating decline (each as defined in the respective indenture), we offer to purchase the notes at 101% of their principal amount. If we or our restricted subsidiaries dispose of assets, under certain circumstances, we will be required to either invest the net cash proceeds from such asset sales in our business within a specified period of time, repay certain senior secured debt or debt of our non-guarantor subsidiaries, or make an offer to purchase a principal amount of the notes equal to the excess net cash proceeds at a purchase price of 100% of their principal amount. The indentures contain covenants that, among other things, restrict our ability and the ability of our restricted subsidiaries to pay dividends or distributions, repurchase equity, prepay subordinated debt and make certain investments; incur additional debt or issue mandatorily redeemable equity; incur liens on assets; merge or consolidate with another company or sell or otherwise dispose of all or substantially all of our assets; enter into transactions with affiliates; and allow to exist certain restrictions on the ability of subsidiaries to pay dividends or make other payments. At June 30, 2021, we were in compliance with all of the limitations and restrictions associated with our senior note obligations.

Effective April 30, 2020, our Board of Directors authorized the repurchase of up to $30 million of our debt securities. The authorization has no expiration date. All of the $30 million authorization was remaining at June 30, 2021.

Other Note Payable

We also have a note payable of $12.5 million that was issued as part of a transaction to acquire real estate for development. The note is non-recourse and is secured by the underlying real estate, accrues interest at 4.0% per annum and matures in October 2023.

Issuance of Common Stock

We have an effective shelf registration statement filed with the SEC in September 2018, registering $500 million of equity securities, of which $100 million was reserved for sales under our at-the-market equity offering program that became effective August 2020. During the three and nine months ended June 30, 2021, we issued 0.4 million and 1.4 million shares of common stock under our at-the-market equity offering program for proceeds of $9.3 million and $32.6 million, respectively, net of commissions and other issuance costs. At June 30, 2021, $361.0 million remained available for issuance under the shelf registration statement, of which $66.7 million is reserved for sales under our at-the-market equity offering program.

Contractual Obligations and Off-Balance Sheet Arrangements

In support of our residential lot development business, we issue letters of credit under our revolving credit facility and we have a surety bond program that provides financial assurance to beneficiaries related to the execution and performance of certain development obligations. At June 30, 2021, we had outstanding letters of credit of $60.2 million under the revolving credit facility and surety bonds of $436.6 million, issued by third parties to secure performance under various contracts. We expect that our performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When we complete our performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving us with no continuing obligations. We have no material third-party guarantees.

Operating Cash Flow Activities

In the nine months ended June 30, 2021, net cash used in operating activities was $340.6 million compared to $205.7 million in the nine months ended June 30, 2020. The cash used in operating activities in both periods was primarily due to the increase in real estate as we continue to grow our land development operations.

Investing Cash Flow Activities

In the nine months ended June 30, 2021, net cash provided by investing activities was $1.7 million compared to $3.1 million in the nine months ended June 30, 2020. The cash provided by investing activities in both periods was primarily the result of distributions received from our unconsolidated ventures.

Financing Cash Flow Activities

In the nine months ended June 30, 2021, net cash provided by financing activities was $60.6 million compared to $175.4 million in the nine months ended June 30, 2020. Cash provided by financing activities in the nine months ended June 30, 2021 was primarily the result of proceeds from the issuance of $400 million principal amount of 3.85% senior notes and the issuance of common stock under our at-the-market equity offering program for net proceeds of $32.6 million, which were partially offset by the redemption of our $350 million principal amount of 8.0% senior notes and the related call premium of $14.0 million. Net proceeds in the prior year period primarily consisted of the issuance of $300 million principal amount of 5.0% senior notes, partially offset by the repayment of $118.9 million principal amount of our 3.75% convertible senior notes at maturity.

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
•the impact of COVID-19 on the economy and our business;
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

At June 30, 2021, our fixed rate debt consisted of $400 million principal amount of 3.85% senior notes due May 2026, $300 million principal amount of 5.0% senior notes due March 2028 and $12.5 million principal amount of 4.0% other note payable due October 2023. Our variable rate debt consists of the outstanding borrowings on our $410 million senior unsecured revolving credit facility, of which there were none at June 30, 2021.

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

(b) Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FORESTAR GROUP INC.

Date: July 23, 2021	By:	/s/ James D. Allen
James D. Allen, on behalf of Forestar Group Inc.
as Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)