Form 10-K
period 2021-09-30
Forestar Group Inc.
filed 2021-11-18
CIK 1406587

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing sales price of the Common Stock on the New York Stock Exchange on March 31, 2021, was approximately $410 million. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant (as indicated in Item 12) are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 10% beneficial owners are, in fact, affiliates of the registrant.
As of November 10, 2021, there were 49,588,389 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Selected portions of the Company’s definitive proxy statement for the 2022 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

FORESTAR GROUP INC.
2021 ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business.

Overview

We are a national, well-capitalized residential lot development company focused primarily on selling finished single-family residential lots to homebuilders. Our strategy is focused on making investments in land acquisition and development to expand our residential lot development business across a geographically diversified national platform while consolidating market share in the fragmented U.S. lot development industry. We are primarily investing in short-duration, phased development projects. This strategy is a unique, lower-risk business model that we expect will produce more consistent returns than other public and private land developers. We also make strategic short-term investments in finished lots (lot banking) and undeveloped land with the intent to sell these assets within a short time period utilizing available capital prior to its deployment into longer-term lot development projects. At September 30, 2021, we had operations in 56 markets in 23 states, and our lot position consisted of 97,000 residential lots, of which approximately 64,400 were owned and 32,600 were controlled through purchase contracts. At September 30, 2021, our lots owned included approximately 5,300 lots that are fully developed, of which approximately 300 are related to lot banking.

In October 2017, we became a majority-owned subsidiary of D.R. Horton, Inc. (D.R. Horton) by virtue of a merger with a wholly-owned subsidiary of D.R. Horton. Immediately following the merger, D.R. Horton owned 75% of our outstanding common stock, and as of September 30, 2021 they owned 63% of our outstanding common stock. As our controlling shareholder, D.R. Horton has significant influence in guiding our strategic direction and operations. In connection with the merger, we entered into certain agreements with D.R. Horton including a Stockholder’s Agreement, a Master Supply Agreement and a Shared Services Agreement. Under the terms of the Master Supply Agreement, we supply finished lots to D.R. Horton at market terms and both companies identify land development opportunities to expand our portfolio of assets. Of our total owned residential lots, approximately 21,000 are under contract to sell to D.R. Horton. Additionally, D.R. Horton has the right of first offer on approximately 18,200 of our owned residential lots based on executed purchase and sale agreements.

We manage our operations through our real estate segment. Our results of operations, including information regarding our real estate segment, are discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and in Item 8, Financial Statements and Supplementary Data. We conduct our operations in the states and markets listed below.

State	Market	State	Market

Alabama	Birmingham	Maryland	Washington/Arlington/Alexandria
Huntsville
	Mobile/Baldwin County	Minnesota	Minneapolis/St. Paul

Arizona	Phoenix	Nevada	Las Vegas
Tucson
		New Jersey	Southern New Jersey
California	San Diego County
	Riverside County	New Mexico	Albuquerque/Santa Fe
Sacramento
	Modesto	North Carolina	Charlotte
Raleigh-Durham
Colorado	Denver		Asheville
	Fort Collins		Greensboro
Wilmington
Florida	Fort Myers/Naples
	Volusia County	Ohio	Columbus
Jacksonville
	Lakeland	Oregon	Portland/Salem
Miami/Ft. Lauderdale
	West Palm Beach	Pennsylvania	Allentown/Bethlehem/Easton
Orlando
	Melbourne	South Carolina	Charleston
	Pensacola/Panama City		Myrtle Beach
	Port St. Lucie		Greenville
Tampa/Sarasota
	Ocala	Tennessee	Nashville
	Gainesville		Knoxville

Georgia	Atlanta	Texas	Austin
	Augusta		Dallas
	Savannah		Ft. Worth
Houston
Illinois	Chicago		San Antonio

Indiana	Indianapolis	Utah	Salt Lake City

Iowa	Des Moines	Washington	Seattle/Tacoma/Everett
Spokane

When evaluating new or existing markets for purposes of capital allocation, we consider local, market-specific factors, including among others:
•Economic conditions;
•Employment levels and job growth;
•Local housing affordability;
•Availability of land and lots in desirable locations on acceptable terms;
•Land entitlement and development processes;
•Availability of qualified subcontractors;
•New and secondary home sales activity;
•Competition; and
•Performance capabilities of our local management teams.

Business Operations

The majority of our real estate projects are single-family residential communities. We develop lots for single-family homes on sites we typically purchase in the open market and sell residential finished lots primarily to local, regional and national homebuilders. In select situations, we contract with D.R. Horton for land development services, generally in geographic markets where we do not have established development teams and capabilities. Our managers are responsible for the following activities related to our land and lot acquisition and development activities.
•Site selection, which involves:
–A feasibility study;
–Soil and environmental reviews;
–Review of existing zoning and other governmental requirements;
–Review of the need for and extent of offsite work required to obtain project entitlements and to complete necessary infrastructure; and
–Financial analysis of the potential project;
•Negotiating land acquisition, lot purchase and related contracts;
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
•Review, approval and funding of land and lot acquisitions (Board of Directors must approve acquisitions greater than $20 million in accordance with the Stockholder's Agreement);
•Environmental assessments of land and lot acquisitions;
•Review of all business and financial analysis for potential land and lot inventory investments;

•Oversight of land and lot inventory levels;
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
•Finance and treasury;
•Risk and litigation management;
•Information technology;
•Internal audit;
•Investor and media relations; and
•Human resources, payroll and employee benefits.

We have a Master Supply Agreement with D.R. Horton which establishes our business relationship with D.R. Horton as both companies identify residential real estate opportunities. The agreement provides D.R. Horton the right of first offer to purchase, at market prices and terms, up to 100% of the lots from D.R. Horton sourced projects, up to 50% of the lots in the first phase of a Forestar sourced project and up to 50% of the lots in any subsequent phase in which D.R. Horton purchases at least 25% of the lots in the previous phase. D.R. Horton has no such rights on third-party sourced development opportunities. The Master Supply Agreement continues until the earlier of (i) the date at which D.R. Horton owns less than 15% of our voting shares or (ii) June 29, 2037; however, we may terminate the agreement at any time when D.R. Horton owns less than 25% of our voting shares.

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

Land/Lot Acquisition and Inventory Management

We acquire land for use in our development operations after we have completed due diligence and after we have obtained the development rights (known as entitlements). Before we acquire lots or tracts of land, we complete a feasibility study, which includes soil tests, independent environmental studies, other engineering work and financial analysis. We also evaluate the status of necessary zoning and other governmental entitlements required to develop the property for home construction. Although we purchase and develop land primarily to sell finished lots to homebuilders, we may sell land where we have excess land positions or for other strategic reasons.

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

We attempt to mitigate our exposure to real estate inventory risks by:
•Managing our supply of land and lots owned and controlled through purchase contracts in each market based on anticipated future demand;
•Monitoring local market and demographic trends that affect housing demand;
•Limiting the size of our land development projects and focusing on short duration projects;
•Acquiring fully-entitled land and developing the land in phases;
•Focusing on developing lots for entry-level housing, the segment where housing demand has been the highest;
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

We typically do not maintain inventories of land development materials, except for work in progress materials for active development projects. Generally, the materials used in our operations have been readily available from numerous sources. More recently, the effects of the COVID-19 pandemic, combined with the improvement in economic conditions and strong demand in the real estate industry, have caused disruptions in our supply chain and resulted in shortages in certain construction materials and tightness in the labor market, which has caused our development cycle to lengthen in some markets.

In select situations, we contract with D.R. Horton for land development services, generally in geographic markets where we do not have established development teams and capabilities.

Lot/Land Banking

In addition to our residential lot development activities, we also make strategic short-term investments in finished lots (lot banking) and undeveloped land with the intent to sell these assets within a short time period, primarily to D.R. Horton, utilizing available capital prior to its deployment into longer term lot development projects. We manage our level of lot/land banking relative to short-term liquidity and expected future cash requirements for lot development projects.

Cost Controls

We control development costs by obtaining competitive bids for materials and labor. We monitor our land development expenditures versus budgets for each project, and we review our inventory levels, margins, expenses, profitability and returns for each project compared to both its business plan and our performance expectations.

Competition

We face significant competition for the acquisition, development and sale of real estate in our markets. Our major competitors include numerous national, regional and local developers, including homebuilders. In addition, we compete with other development projects offering similar amenities, products and/or locations. Competition also exists for investment opportunities, financing, available land, raw materials and labor. Some of our real estate competitors are well established and financially strong, may have greater financial, marketing and other resources than we do, or may be larger than us and/or have lower cost of capital and operating costs than we have and expect to have. The presence of competition may increase the bargaining power of property owners seeking to sell. These competitive market pressures can sometimes make it difficult to acquire, develop or sell land and lots at prices that meet our return criteria.

The land and lot acquisition and development business is highly fragmented, and we are unaware of any meaningful concentration of national market share by any one competitor. Enterprises of varying sizes, from individuals or small companies to large corporations, actively engage in the real estate development business. Many competitors are local, privately-owned companies. We have a few regional and national land developer competitors in addition to national homebuilders that may develop lots on which they construct and sell homes. During periods when access to capital is restricted, participants in a weaker financial condition tend to be less active.

Human Capital Resources

People and Culture

For the past two fiscal years, despite the COVID-19 pandemic, we increased our number of employees and made no reductions to our employee compensation plans or employee benefit plans. We have increased our number of employees from 143 at September 30, 2020 to 250 at September 30, 2021 to support the growth of our residential lot development business across a geographically diversified platform. At September 30, 2021, 201 of our employees worked in our regional and divisional offices and 49 worked at our corporate office. In fiscal 2021, our total cost for employee compensation and benefits was $41.6 million. In addition to our employees, we also have a Shared Services Agreement with D.R. Horton whereby D.R. Horton employees provide us with certain administrative, compliance, operational and procurement services.

We believe the people who work for our company are our most important resources and are critical to our continued success. We focus significant attention toward attracting and retaining talented and experienced individuals to manage and support our operations. Our people are expected to exhibit and promote honest, ethical and respectful conduct in the workplace. All of our employees must adhere to a code of conduct that sets standards for appropriate behavior and includes required internal training on preventing, identifying, reporting and stopping any type of discrimination.

Recruitment, Development and Retention

We are committed to hiring, developing and supporting a diverse workforce and maintaining an inclusive workplace. We believe diversity in the workplace produces unique perspectives and fresh ideas and helps us better serve our customers. Management is committed to supporting the development of our employees in many ways including onboarding programs, training and providing employees exposure to senior management. Our management team also supports a culture of developing future leaders from our existing workforce, enabling us to promote from within for many leadership positions. We believe this provides long-term focus and continuity to our operations while also providing opportunities for the growth and advancement of our employees.

Compensation and Benefits

We believe our compensation package and benefits are competitive with others in our industry. In addition to base pay, all eligible employees participate in our short-term incentive bonus program and certain employees participate in our long-term stock incentive program. We also offer our employees a broad range of benefits, including medical, dental and vision healthcare benefits and paid parental leave. Additional information about our employee benefit plans is included in Note 11 to the accompanying financial statements.

Workplace Safety and Wellness

The safety and well-being of our employees is our first priority. We take workplace safety seriously at our construction sites and in our offices. We provide certification training to our field personnel through an Occupational Safety and Health Administration (OSHA) authorized third-party vendor, and we communicate with all of our employees through a monthly safety newsletter to inform and reinforce our commitment to and concern for their well being. We also require certain personal protective equipment, such as hard hats, high visibility safety wear and hearing and eye protection to be worn in certain circumstances at our active development sites.

During the COVID-19 pandemic, we implemented safety protocols to protect our employees and our contractors. These protocols include complying with health and safety standards as required by federal, state and local government agencies, taking into consideration guidelines of the Centers for Disease Control and Prevention and other public health authorities. Many of our administrative and operational functions during this time have required modification, including some of our workforce working remotely. Our experienced teams of people adapted to the changes in our work environment and have managed our business successfully during this challenging time.

Governmental Regulation and Environmental Matters

Our operations are subject to extensive and complex regulations. We, and the subcontractors we use, must comply with many federal, state and local laws and regulations. These include zoning, density and development requirements, and building, environmental, advertising, labor and real estate sales rules and regulations. These regulations and requirements affect substantially all aspects of our land development and sales processes in varying degrees across our markets. Our properties are subject to inspection and approval by local authorities where required and may be subject to various assessments for schools, parks, streets, utilities and other public improvements. We may experience delays in receiving the proper approvals from local authorities that could delay our anticipated development activities in certain projects.

Our land development activities are also subject to an extensive array of local, state and federal statutes, ordinances, rules and regulations concerning protection of health, safety and the environment. The particular compliance requirements for each site vary greatly according to location, environmental condition and the present and former uses of the site and adjoining properties. We believe that we are in compliance in all material respects with existing environmental regulations applicable to our business. Additionally, our compliance with such regulations has not had, nor is expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, changes in regulations could increase our costs to comply with such regulations, as discussed in “Item 1A. Risk Factors.”

Available Information

Our principal executive offices are located at 2221 E. Lamar Blvd., Suite 790, Arlington, Texas 76006. Our telephone number is (817) 769-1860.
On the Investor Relations section of our website, www.forestar.com, you may obtain additional information about us including:
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

We will also provide printed copies of any of these documents to any stockholder free of charge upon request. The SEC also maintains a website (www.sec.gov) that contains reports, proxy and information statements and other information that is filed electronically with the SEC.

Item 1A. Risk Factors.

Risks Related to our Concentrated Ownership

So long as D.R. Horton controls us, our other stockholders will have limited ability to influence matters requiring stockholder approval, and D.R. Horton's interest may conflict with the interests of other current or potential holders of our securities.

D.R. Horton beneficially owns approximately 63% of our common stock. As a result, until such time as D.R. Horton and its controlled affiliates hold shares representing less than a majority of the votes entitled to be cast by our stockholders at a stockholder meeting, D.R. Horton generally has the ability to control the outcome of any matter submitted for the vote of our stockholders, except in certain circumstances set forth in our certificate of incorporation or bylaws. In addition, under the terms of our certificate of incorporation and the Stockholder's Agreement with D.R. Horton, so long as D.R. Horton or its affiliates own 35% or more of our voting securities, we may not take certain actions without D.R. Horton's approval, including certain actions with respect to equity issuances, indebtedness, acquisitions, fundamental changes in our business and executive hiring, termination and compensation.
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
•performance under the Master Supply Agreement;
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

We qualify as a controlled company within the meaning of the NYSE rules and, as a result, may elect to rely on exemptions from certain corporate governance requirements that provide protection to stockholders of companies that are not controlled companies.

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

We have not elected to utilize the “controlled company” exemptions at this time. However, if we elect to use the controlled company exemptions, our stockholders will not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.

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

The U.S. and other countries have experienced, and may experience in the future, outbreaks of contagious diseases that affect public health and public perception of health risk. In December 2019, COVID-19 emerged in the Wuhan region of China and subsequently spread worldwide. The World Health Organization declared COVID-19 a pandemic, resulting in federal, state and local governments and private entities mandating various restrictions, requiring closure of non-essential businesses for a period of time, which began to adversely affect our business in March 2020. As economic activity resumed and restrictive orders relating to COVID-19 were eased, demand for our residential lots improved significantly during the remainder of fiscal 2020 and remained strong throughout fiscal 2021. However, the effects of the pandemic, combined with the improvement in economic conditions and the strong demand for residential lots, caused multiple disruptions in our supply chain and have resulted in shortages in certain building materials and tightness in the labor market, which has caused our development cycle to lengthen in some markets.

There is uncertainty regarding the extent to which and how long COVID-19 will impact the U.S. economy and our supply chain. The extent to which COVID-19 impacts our operational and financial performance will depend on future developments, including the duration and spread of COVID-19 or other variant strains and the impact on our customers, trade partners and employees, all of which are highly uncertain and cannot be predicted. If COVID-19 or other variant strains have a significant negative impact on economic conditions over a prolonged period of time, our results of operations and financial condition could be adversely impacted.

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
•availability of financing for companies that purchase our residential lots;
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

Deployments of U.S. military personnel to foreign regions, terrorist attacks, other acts of violence or threats to national security and any corresponding response by the United States or others, domestic or international instability or social or political unrest may cause an economic slowdown in the markets where we operate, which could adversely affect our business.

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

Our business and financial results could be adversely affected by weather conditions and natural disasters.

Physical risks, including weather conditions and natural disasters, such as hurricanes, tornadoes, earthquakes, volcanic activity, droughts, floods, hailstorms, heavy or prolonged precipitation, wildfires and others, can harm our business. Additionally, the physical impacts of climate change may cause these occurrences to increase in frequency, severity and duration. Any such events could delay our development work and lot sales, unfavorably affect the cost or availability of materials or labor, damage residential lots under construction, lead to changing customer preferences and/or negatively impact demand for residential lots in affected areas. There has been no material impact on our business from these events or material operational challenges resulting from these events, but they could adversely affect our business in the future. The climates and geology of many of the states in which we operate, including California, Florida, Texas and other coastal areas where we have some of our larger operations and which have experienced recent natural disasters, present increased risks of adverse weather or natural disasters. The impacts from past natural disasters have not had a material impact on our business, financial condition and results of operations.

A health and safety incident relating to our operations could be costly in terms of potential liability and reputational damage.

Land development sites are inherently dangerous, and operating in this industry poses certain inherent health and safety risks. Due to health and safety regulatory requirements and the number of residential lots we develop, health and safety performance is critical to the success of our business. Any failure in health and safety performance, including compliance with potential new workplace requirements related to the COVID-19 pandemic, may result in penalties for non-compliance with relevant regulatory requirements, and a failure that results in a major or significant health and safety incident is likely to be costly and could expose us to liability that could be costly. Such an incident could generate significant negative publicity and have a corresponding impact on our reputation, our relationships with relevant regulatory agencies or governmental authorities, and our ability to attract customers and employees, which in turn could have a material adverse effect on our financial results and liquidity.

Supply shortages and other risks related to acquiring land, materials and skilled labor could increase our costs and delay lot deliveries.

The residential lot development industry may experience significant difficulties that can affect the cost or timing of lot development, including:
•difficulty in acquiring land suitable for residential development at affordable prices in locations that are attractive to homebuilders;
•shortages of qualified subcontractors;
•reliance on local subcontractors, manufacturers and distributors who may be inadequately capitalized;
•shortages of construction materials; and
•significant increases in the cost of materials.

These factors may cause construction delays or increase our costs. During periods of significantly higher demand in the housing industry, the risk of shortages and cost increases in land, labor and materials available to the industry will likely increase.

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

Our business strategy is focused on expanding our unique residential lot development business across a geographically diversified national platform while consolidating market share in the fragmented U.S. lot development industry, primarily through our strategic relationship with D.R. Horton. There can be no assurance that our unique model will continue to succeed as intended or that we will be able to continue to execute it effectively because of the risks described elsewhere in this “Risk Factors” section, or other unforeseen issues or problems that arise. If we are not successful in achieving our objectives, our business, results of operations, cash flows and financial condition may be negatively affected.

We may have continuing liabilities relating to assets that have been sold, which could adversely impact our results of operations.

In the course of selling assets we are typically required to make contractual representations and warranties and to provide contractual indemnities to the buyers. These contractual obligations typically survive the closing of the transactions for some period of time. If a buyer is successful in sustaining a claim against us we may incur additional expenses pertaining to an asset we no longer own, and we may also be obligated to defend and/or indemnify the buyer from certain third-party claims. Such obligations could be material and they could adversely impact our results of operations.

Governmental regulations and environmental matters could increase the cost and limit the availability of property suitable for residential lot development and could adversely affect our business or financial results.

We are subject to extensive and complex regulations that affect land acquisition, development and home construction, including zoning, density restrictions and building standards. These regulations often provide broad discretion to the administering governmental authorities as to the conditions we must meet prior to acquisition or development being approved, if approved at all. We are subject to determinations by these authorities as to the adequacy of water or sewage facilities, roads or other local services. New housing developments may also be subject to various assessments for schools, parks, streets and other public improvements. In addition, in many markets, government authorities have implemented no growth or growth control initiatives. Any of these may limit, delay or increase the costs of acquisition of land for residential use and development or home construction.

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

Recently, there has been growing concern from advocacy groups, government agencies and the general public over the effects of climate change on the environment. Transition risks, such as government restrictions, standards or regulations intended to reduce greenhouse gas emissions and potential climate change impacts, are emerging and may increase in the future in the form of restrictions or additional requirements on land development in certain areas. Such restrictions and requirements could increase our operating and compliance costs or require additional technology and capital investment, which could adversely affect our results of operations. This is a particular concern in the western United States, where some of the most extensive and stringent environmental laws and residential building construction standards in the country have been enacted, and where we have business operations. We believe we are in compliance in all material respects with existing climate-related government restrictions, standards and regulations applicable to our business, and such compliance has not had a material impact on our business. However, given the rapidly changing nature of environmental laws and matters that may arise that are not currently known, we cannot predict our future exposure concerning such matters, and our future costs to achieve compliance or remedy potential violations could be significant.

Additionally, actual or perceived environmental, social, governance and other sustainability (“ESG”) matters and our response to these matters could harm our business. Increasing governmental and societal attention to ESG matters, including expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, human capital, labor and risk oversight, could expand the nature, scope, and complexity of matters that we are required to control, assess and report. These factors may alter the environment in which we do business and may increase the ongoing costs of compliance, which could adversely impact our results of operations and cash flows. If we are unable to adequately address such ESG matters or fail to comply with all laws, regulations, policies and related interpretations, it could negatively impact our reputation and our business results.

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

The local economic growth and strength of the markets in which our real estate development activity is located are important factors in sustaining demand for our land and lots. Any adverse impact to the economic growth and health, or infrastructure development, of a local economy in which we develop real estate could materially adversely affect our business, liquidity, financial condition and results of operations.

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

From time to time, we provide surety bonds to secure our performance or obligations under construction contracts, development agreements and other arrangements. At September 30, 2021, we had $479.3 million of outstanding surety bonds. Our ability to obtain surety bonds primarily depends upon our credit rating, financial condition, past performance and other factors, including the capacity of the surety market and the underwriting practices of surety bond issuers. The ability to obtain surety bonds also can be impacted by the willingness of insurance companies to issue performance bonds for construction and development activities. If we are unable to obtain surety bonds when required, our results of operations and cash flows could be adversely affected.

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

We have a $410 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $600 million, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the revolving credit commitment. The maturity date of the facility is April 16, 2025. We also have outstanding $300 million principal amount of 5.0% senior notes due 2028 and $400 million principal amount of 3.85% senior notes due 2026, both of which may be redeemed prior to maturity, subject to certain limitations and premiums defined in the indenture agreements. The notes represent senior unsecured obligations that rank equally in right of payment to all existing and future senior unsecured indebtedness and are guaranteed by each of our subsidiaries to the extent such subsidiaries guarantee our revolving credit facility.

We regularly assess our projected capital requirements to fund growth in our business, repay debt obligations and support other general corporate and operational needs, and we regularly evaluate our opportunities to raise additional capital. At September 30, 2021, we had an effective shelf registration statement filed with the SEC in September 2018 registering $500 million of equity securities, of which $100 million was reserved for sales under our at-the-market equity offering program that became effective August 2020. At September 30, 2021, $359.9 million remained available for issuance under the shelf registration statement, of which $65.6 million is reserved for sales under our at-the-market equity offering program. In October 2021, after the expiration of the existing registration statement and at-the market equity offering program, a new shelf registration statement became effective registering $750 million of equity securities. We anticipate entering into a new at-the-market equity offering program under this new shelf registration statement. We plan to raise additional capital, in the form of additional debt or equity, in the future to have sufficient capital resources and liquidity to fund our business needs and future growth plans and repay existing indebtedness. Our ability to raise additional capital will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial condition, operating performance and growth prospects. Economic conditions may increase our cost of funding and limit access to certain customary sources of capital or make such capital only available on unfavorable terms. We may not be able to obtain capital on acceptable terms or at all. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of debt purchasers or counterparties participating in the capital markets or other disruption in capital markets, may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. Further, we may need to raise capital in the future when other real estate-related companies are also seeking to raise capital and would then have to compete with those companies for investors. An inability to raise additional capital on acceptable terms when needed could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Indebtedness

We have significant amounts of consolidated debt and may incur additional debt; our debt obligations and our ability to comply with related covenants, restrictions or limitations could adversely affect our financial condition.

As of September 30, 2021, our consolidated debt was $704.5 million, including $400 million principal amount of 3.85% senior notes due 2026 and $300 million principal amount of 5.0% senior notes due 2028. Our revolving credit facility and the indentures governing the senior notes impose restrictions on our and our restricted subsidiaries’ ability to incur secured and unsecured debt, but still permit us and our restricted subsidiaries to incur a substantial amount of future secured and unsecured debt, and do not restrict the incurrence of future secured and unsecured debt by our unrestricted subsidiaries. The indentures governing the senior notes allow us to incur a substantial amount of additional debt.

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

In addition, our debt and the restrictions imposed by the instruments governing those obligations expose us to additional risks, including:

Dependence on Future Performance

Our ability to meet our debt service and other obligations, including our obligations under the senior notes and the financial covenants under our revolving credit facility, will depend, in part, upon our future financial performance. Our future results are subject to the risks and uncertainties described in this “Risk Factors” section. Our revenues and earnings vary with the level of general economic activity in the markets we serve. Our business is also affected by financial, political, business and other factors, many of which are beyond our control. The factors that affect our ability to generate cash can also affect our ability to raise additional funds for these purposes through the sale of debt or equity, the refinancing of debt or the sale of assets.

Risks of Variable Rate Debt

Changes in prevailing interest rates may affect the cost of our debt service obligations, because borrowings under our revolving credit facility bear interest at floating rates. Borrowings under our revolving credit facility primarily bears interest based on the London Interbank Offered Rate (“LIBOR”). On November 30, 2020, ICE Benchmark Administration (“IBA”), the administrator of LIBOR, with the support of the United States Federal Reserve and the United Kingdom’s Financial Conduct Authority, announced plans to consult on ceasing publication of USD LIBOR on December 31, 2021 for the one week and two month USD LIBOR tenors, and on June 30, 2023 for all other USD LIBOR tenors. The United States Federal Reserve concurrently issued a statement advising banks to stop new USD LIBOR issuances by the end of 2021. The Alternative Reference Rates Committee has identified the Secured Overnight Financing Rate (“SOFR”) as the recommended alternative for use in financial and other derivatives contracts that are currently indexed to United States dollar LIBOR. Our revolving credit facility includes provisions addressing the future discontinuation of United States dollar LIBOR that are broadly consistent with the “hardwired” approach recommended by the Alternative Rates Reference Committee convened by the Federal Reserve Board. Such provisions provide for a transition, upon the occurrence of certain triggers, to a SOFR-based interest rate or, under certain circumstances, interest rates based on another benchmark to be determined, together in each case with certain spread adjustments and other changes necessary to implement such replacement benchmark. At this time, it is not possible to predict the effect any modification or discontinuation of LIBOR, or the establishment of an alternative reference rate such as SOFR, will have on us.

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

Our business and financial results could be adversely affected by significant inflation, higher interest rates or deflation.

Inflation can adversely affect us by increasing costs of land, materials and labor. In addition, significant inflation is often accompanied by higher interest rates, which have a negative impact on housing affordability and demand. In a highly inflationary environment, depending on industry and other economic conditions, we may be precluded from raising residential lot prices enough to keep up with the rate of inflation, which could reduce our profit margins. Moreover, in a highly inflationary environment, our cost of capital, labor and materials can increase and the purchasing power of our cash resources can decline, which could have an adverse impact on our business or financial results.

Alternatively, a significant period of deflation could cause a decrease in overall spending and borrowing levels. This could lead to deterioration in economic conditions, including an increase in the rate of unemployment. Deflation could also cause the value of our real estate to decline. If oil prices decline significantly, economic conditions in markets that have significant exposure to the energy sector may weaken. These, or other factors that increase the risk of significant deflation, could have a negative impact on our business or financial results.

Information technology failures, data security breaches and the failure to satisfy privacy and data protection laws and regulations could harm our business.

We use information technology and other computer resources to carry out important operational and marketing activities and to maintain our business records. These information technology systems are dependent upon global communications providers, web browsers, third-party software and data storage providers and other aspects of the Internet infrastructure that have experienced security breaches, cyber-attacks, ransomware attacks, significant systems failures and service outages in the past. Our normal business activities involve collecting and storing information specific to our customers, employees, vendors and suppliers and maintaining operational and financial information related to our business, both in an office setting and remote locations as needed. A material breach in the security of our information technology systems or other data security controls could include the theft or release of this information. A data security breach, a significant and extended disruption in the functioning of our information technology systems or a breach of any of our data security controls could disrupt our business operations, damage our reputation and cause us to lose customers, adversely impact our sales and revenue and require us to incur significant expense to address and remediate or otherwise resolve these kinds of issues. The unintended or unauthorized disclosure of personal identifying and confidential information as a result of a security breach could also lead to litigation or other proceedings against us by the affected individuals or business partners, or by regulators. The outcome of such proceedings, which could include penalties or fines, could have a significant negative impact on our business.

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

We provide employee awareness training of cybersecurity threats and routinely utilize information technology security experts to assist us in our evaluations of the effectiveness of the security of our information technology systems, and we regularly enhance our security measures to protect our systems and data. Our increased use of remote work environments and virtual platforms in response to the COVID-19 pandemic may also increase our risk of cyber-attack or data security breaches. We use various encryption, tokenization and authentication technologies to mitigate cybersecurity risks and have increased our monitoring capabilities to enhance early detection and rapid response to potential cyber threats. However, because the techniques used to obtain unauthorized access, disable or degrade systems change frequently and are increasing in sophistication, they often are not recognized until launched against a target. As such, we may be unable to anticipate these techniques, to implement adequate preventative measures or to identify and investigate cybersecurity incidents. Consequently, we cannot provide assurances that a security breach, cyber-attack, data theft or other significant systems or security failures will not occur in the future, and such occurrences could have a material and adverse effect on our consolidated results of operations or financial position.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the New York Stock Exchange (NYSE) under the trading symbol "FOR." As of November 10, 2021, the closing price of our common stock on the NYSE was $21.51, and there were approximately 1,167 holders of record.

Dividend Policy

We currently intend to retain any future earnings to support our business. The declaration and payment of any future dividends will be at the discretion of our Board of Directors after taking into account various factors, including without limitation, our financial condition, earnings, capital requirements of our business, the terms of any credit agreements or indentures to which we may be a party at the time, legal requirements, industry practice and other factors that our Board of Directors deems relevant.

Stock Performance Graph

The following graph illustrates the cumulative total stockholder return of an initial investment of $100 on December 31, 2016 in Forestar common stock for the period from December 31, 2016 through September 30, 2021 compared to the same investment in the Russell 2000 Index and certain peer groups.
Pursuant to SEC rules, returns of each of the companies in the peer groups are weighted according to the respective company’s stock market capitalization at the beginning of each period for which a return is indicated. Shareholder returns over the indicated period are based on historical data and should not be considered indicative of future shareholder returns. The graph and related disclosure in no way reflect our forecast of future financial performance.

Comparison of 57 Month Cumulative Total Return
$250
$200
$150
$100
$50
$—
Dec-16
Dec-17
Sep-18
Sep-19
Sep-20
Sep-21
Forestar Group Inc.
Former Peer Group
Russell 2000
New Peer Group

During the fiscal year ended September 30, 2021, we revised our peer group to include M.D.C. Holdings, Inc.; Tri Pointe Homes, Inc.; Century Communities, Inc.; Beazer Homes USA, Inc.; Five Point Holdings, LLC (Class A); The Howard Hughes Corporation; The St. Joe Company; Masonite International Corporation; and PGT Innovations, Inc. These companies were selected based on their industries, similar market capitalization and business model.

Our former peer group consisted of the following real estate companies: The St. Joe Company; Tejon Ranch Co.; Five Point Holdings, LLC (Class A); and Alexander & Baldwin, Inc.

	December 31,		September 30,
	2016	2017	2018	2019	2020	2021
Forestar Group Inc.	$100.00	$165.41	$159.40	$137.44	$133.08	$140.08
Former Peer Group	100.00	94.43	80.21	78.95	57.18	111.99
Russell 2000	100.00	114.65	127.85	116.48	116.93	172.69
New Peer Group	100.00	124.56	109.14	119.80	112.14	148.37

This performance graph shall not be deemed to be incorporated by reference into our SEC filings and should not constitute soliciting material or otherwise be considered filed under the Securities Act of 1933, as amended (Securities Act) or the Exchange Act.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to promote an understanding of our financial condition, results of operations, liquidity and certain other factors that may affect future results. MD&A is provided as a supplement to, and should be read in conjunction with our consolidated financial statements and notes to those statements that appear elsewhere in this Form 10-K. This section generally discusses the results of operations for fiscal 2021 compared to 2020. For similar operating and financial data and discussion of our fiscal 2020 results compared to our fiscal 2019 results, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2020, which was filed with the SEC on November 19, 2020.

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to any differences include, but are not limited to, those discussed under the caption “Forward-Looking Statements” and under Item 1A — “Risk Factors.”

Our Operations

We are a residential lot development company with operations in 56 markets in 23 states as of September 30, 2021. In October 2017, we became a majority-owned subsidiary of D.R. Horton. Through our alignment with and support from D.R. Horton, we have grown our business into a national, well-capitalized residential lot developer selling finished lots to D.R. Horton and other homebuilders. As our controlling shareholder, D.R. Horton has significant influence in guiding our strategic direction and operations. Our strategy is focused on making investments in land acquisition and development to expand our residential lot development business across a geographically diversified national platform and consolidating market share in the fragmented U.S. lot development industry. We are primarily investing in short duration, phased development projects that generate returns similar to production-oriented homebuilders. This strategy is a unique, lower-risk business model that we expect will produce more consistent returns than other public and private land developers. We also make strategic short-term investments in finished lots (lot banking) and undeveloped land with the intent to sell these assets within a short time period, primarily to D.R. Horton, utilizing available capital prior to its deployment into longer term lot development projects.

COVID-19

Beginning in March 2020, the impacts of the COVID-19 pandemic and the related widespread reductions in economic activity began to temporarily affect our business operations and the demand for our residential lots. Residential construction was designated an essential business as part of critical infrastructure in almost all municipalities across the U.S. where we operate. As economic activity and housing market conditions began to improve during the last half of fiscal 2020, our lot sales pace increased and remained strong throughout fiscal 2021. However, multiple disruptions in the supply chain, combined with the improvement in economic conditions and strong demand for residential lots, have resulted in shortages in certain construction materials and tightness in the labor market, which has caused our development cycles to lengthen in certain markets. We believe we are well-positioned to effectively operate through changing economic conditions due to our low net leverage and strong liquidity position, our low overhead model and our strategic relationship with D.R. Horton.

Business Segment

We manage our operations through our real estate segment, which is our core business and generates substantially all of our revenues. The real estate segment primarily acquires land and develops infrastructure for single-family residential communities and generates revenues from sales of residential single-family finished lots to local, regional and national homebuilders. We have other business activities for which the related assets and operating results are immaterial, and therefore, are included in our real estate segment.

Results of Operations

The following tables and related discussion set forth key operating and financial data as of and for the fiscal years ended September 30, 2021 and 2020.

Operating Results

Components of income before taxes were as follows:

	Year Ended September 30,
	2021	2020
	(In millions)
Revenues	$1,325.8	$931.8
Cost of sales	1,096.6	813.7
Selling, general and administrative expense	68.4	45.7
Equity in earnings of unconsolidated ventures	(0.2)	(0.7)
Gain on sale of assets	(2.5)	(0.1)
Interest and other income	(1.2)	(4.9)
Loss on extinguishment of debt	18.1	—
Income before income taxes	$146.6	$78.1

Lot Sales

Residential lots sold consist of:

	Year Ended September 30,
	2021	2020
Development projects	14,221	7,316
Lot banking projects	1,694	3,057
	15,915	10,373

Average sales price per lot (a)	$81,600	$84,600
 _______________
(a) Excludes any impact from change in contract liabilities.

Revenues

Revenues consist of:

	Year Ended September 30,
	2021	2020
	(In millions)
Residential lot sales:
Development projects	$1,182.6	$616.3
Lot banking projects	116.1	261.7
(Increase) decrease in contract liabilities	(5.6)	2.3
	1,293.1	880.3
Tract sales and other	$32.7	$51.5
Total revenues	$1,325.8	$931.8

Residential lots sold and residential lot sales revenues have increased as we have grown our business primarily through our strategic relationship with D.R. Horton. In fiscal 2021, we sold 14,839 residential lots to D.R. Horton for $1.2 billion compared to 10,164 residential lots sold to D.R. Horton for $859.7 million in fiscal 2020. In fiscal 2021, we sold 1,076 residential lots to customers other than D.R. Horton for $86.5 million compared to 209 residential lots sold for $18.3 million in fiscal 2020.

Tract sales and other revenue in fiscal 2021 primarily consisted of 85 tract acres sold to D.R. Horton for $25.9 million and 12 tract acres sold to third parties for $1.6 million. Tract sales and other revenue in fiscal 2020 primarily consisted of 602 tract acres sold to third parties for $25.5 million and 143 tract acres sold to D.R. Horton for $25.6 million.

Cost of sales in fiscal 2021 increased compared to fiscal 2020 primarily due to the increase in the number of lots sold. Cost of sales related to tract sales and other revenues in fiscal 2021 and 2020 was $27.0 million and $40.6 million, respectively.

Selling, General and Administrative (SG&A) Expense and Other Income Statement Items

SG&A expense in fiscal 2021 was $68.4 million compared to $45.7 million in fiscal 2020. SG&A expense as a percentage of revenues was 5.2% and 4.9% in fiscal 2021 and 2020, respectively. Our SG&A expense primarily consists of employee compensation and related costs. Our business operations employed 250 and 143 employees at September 30, 2021 and 2020, respectively.

Equity in earnings of unconsolidated ventures in fiscal 2021 and 2020 reflects our share in ventures that we account for using the equity method.

Gain on sale of assets in fiscal 2021 consists of a gain of $2.5 million associated with the reduction of our remaining obligation in connection with the Cibolo Canyons Special Improvement District issuance of bonds in 2014. As our obligation expires over time, our liability is reduced and gains are recognized.

Loss on extinguishment of debt of $18.1 million in fiscal 2021 was due to the redemption of our $350 million principal amount of 8.0% senior notes due 2024 in May 2021.

Interest and other income primarily represents interest earned on our cash deposits.

Income Taxes

Our income tax expense was $36.1 million and $16.4 million in fiscal 2021 and 2020, respectively, and our effective tax rate was 24.6% and 21.0% in those respective years. Our effective tax rate for fiscal 2020 includes a tax benefit of $2.3 million related to the net operating loss (NOL) carryback provisions of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), which allowed the Company to carryback a portion of its fiscal 2018 NOL. The carryback provisions resulted in the recognition of previously unrecognized tax benefits and the revaluation of deferred tax assets due to the utilization of NOLs at a higher tax rate in the carryback period. Our effective tax rate for both years includes an expense for state income taxes and nondeductible expenses and a benefit related to noncontrolling interests.

At September 30, 2021, we had deferred tax liabilities, net of deferred tax assets, of $23.2 million. The deferred tax assets were offset by a valuation allowance of $1.2 million, resulting in a net deferred tax liability of $24.4 million. At September 30, 2020, deferred tax liabilities, net of deferred tax assets, were $4.2 million. The deferred tax assets were offset by a valuation allowance of $1.5 million, resulting in a net deferred tax liability of $5.7 million. The valuation allowance for both years was recorded because it is more likely than not that a portion of our state deferred tax assets, primarily NOL carryforwards, will not be realized because we are no longer operating in some states or the NOL carryforward periods are too brief to realize the related deferred tax asset. We will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance on our deferred tax assets. Any reversal of the valuation allowance in future periods will impact our effective tax rate.

We had no unrecognized tax benefits at September 30, 2021 and September 30, 2020 as a result of the recognition of $1.6 million of previously unrecognized tax benefits during fiscal 2020. All of the $1.6 million of recognized tax benefits affected our effective tax rate and were attributable to the NOL carryback provisions of the CARES Act, allowing previously uncertain tax attributes to be recognized.

Land and Lot Position

Our land and lot position at September 30, 2021 and 2020 is summarized as follows:

	September 30,
	2021	2020
Lots owned	64,400	42,400
Lots controlled through land lot purchase contracts	32,600	18,100
Total lots owned and controlled	97,000	60,500

At September 30, 2021, our lot position consisted of 97,000 residential lots, of which approximately 64,400 were owned and 32,600 were controlled through purchase contracts. Of our total owned residential lots, approximately 21,000 are under contract to sell to D.R. Horton. Additionally, D.R. Horton has the right of first offer on approximately 18,200 of our owned residential lots based on executed purchase and sale agreements. At September 30, 2021, our lots owned included approximately 5,300 lots that are fully developed, of which approximately 300 are related to lot banking. At September 30, 2021, we had approximately 800 lots under contract to sell to customers other than D.R. Horton.

Liquidity and Capital Resources

Liquidity

At September 30, 2021, we had $153.6 million of cash and cash equivalents and $349.7 million of available borrowing capacity on our revolving credit facility. We have no senior note maturities until fiscal 2026. We believe we are well positioned to effectively operate during changing economic conditions because of our low net leverage and strong liquidity position, our low overhead model and our strategic relationship with D.R. Horton.

At September 30, 2021, our ratio of debt to total capital (debt divided by stockholders’ equity plus debt) was 41.0% compared to 42.4% at September 30, 2020. Our ratio of net debt to total capital (debt net of unrestricted cash divided by stockholders’ equity plus debt net of unrestricted cash) was 35.2% compared to 22.1% at September 30, 2020. Over the long term, we intend to maintain our ratio of net debt to total capital at approximately 40% or less. We believe that the ratio of net debt to total capital is useful in understanding the leverage employed in our operations.

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

Bank Credit Facility

In April 2021, our senior unsecured revolving credit facility was amended to increase its capacity to $410 million with an uncommitted accordion feature that could increase the size of the facility to $600 million, subject to certain conditions and availability of additional bank commitments. The maturity date of the facility was extended to April 16, 2025. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the revolving credit commitment. Borrowings under the revolving credit facility are subject to a borrowing base calculation based on the book value of our real estate assets and unrestricted cash. Letters of credit issued under the facility reduce the available borrowing capacity. Borrowings and repayments under the facility were $58.0 million each during fiscal 2021. At September 30, 2021, there were no borrowings outstanding and $60.3 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $349.7 million.

The revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require a minimum level of tangible net worth, a minimum level of liquidity and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At September 30, 2021, we were in compliance with all of the covenants, limitations and restrictions of our revolving credit facility.

Senior Notes

We have outstanding senior notes as described below that were issued pursuant to Rule 144A and Regulation S under the Securities Act. The notes represent senior unsecured obligations that rank equally in right of payment to all existing and future senior unsecured indebtedness and may be redeemed prior to maturity, subject to certain limitations and premiums defined in the respective indenture. The notes are guaranteed by each of our subsidiaries to the extent such subsidiaries guarantee our revolving credit facility.

In April 2021, we issued $400 million principal amount of 3.85% senior notes (the "2026 notes") that mature May 15, 2026 with interest payable semi-annually. On or after May 15, 2023, the 2026 notes may be redeemed at 101.925% of their principal amount plus any accrued and unpaid interest. In accordance with the indenture, the redemption price decreases annually thereafter and the 2026 notes can be redeemed at par on or after May 15, 2025 through maturity. The annual effective interest rate of the 2026 notes after giving effect to the amortization of financing costs is 4.1%. The net proceeds from this issuance were primarily used to redeem all of our $350 million principal amount of 8.0% senior notes due April 15, 2024 on May 7, 2021. The redemption price of $365.6 million included a call premium of $14.0 million and accrued and unpaid interest of $1.6 million. We recognized an $18.1 million loss on extinguishment of debt upon the redemption of such notes.

We also have outstanding $300 million principal amount of 5.0% senior notes (the "2028 notes"), which mature March 1, 2028 with interest payable semi-annually. On or after March 1, 2023, the 2028 notes may be redeemed at 102.5% of their principal amount plus any accrued and unpaid interest. In accordance with the indenture, the redemption price decreases annually thereafter and the 2028 notes can be redeemed at par on or after March 1, 2026 through maturity. The annual effective interest rate of the 2028 notes after giving effect to the amortization of financing costs is 5.2%.

The indentures governing our senior notes require that, upon the occurrence of both a change of control and a rating decline (each as defined in the indentures), we offer to purchase the applicable series of notes at 101% of their principal amount. If we or our restricted subsidiaries dispose of assets, under certain circumstances, we will be required to either invest the net cash proceeds from such asset sales in our business within a specified period of time, repay certain senior secured debt or debt of our non-guarantor subsidiaries, or make an offer to purchase a principal amount of such notes equal to the excess net cash proceeds at a purchase price of 100% of their principal amount. The indentures contain covenants that, among other things, restrict the ability of us and our restricted subsidiaries to pay dividends or distributions, repurchase equity, prepay subordinated debt and make certain investments; incur additional debt or issue mandatorily redeemable equity; incur liens on assets; merge or consolidate with another company or sell or otherwise dispose of all or substantially all of our assets; enter into transactions with affiliates; and allow to exist certain restrictions on the ability of subsidiaries to pay dividends or make other payments. At September 30, 2021, we were in compliance with all of the limitations and restrictions associated with our senior note obligations.

Effective April 30, 2020, our Board of Directors authorized the repurchase of up to $30 million of our debt securities. The authorization has no expiration date. All of the $30 million authorization was remaining at September 30, 2021.

Other Note Payable

We also have a note payable of $12.5 million that was issued as part of a transaction to acquire real estate for development. The note is non-recourse and is secured by the underlying real estate, accrues interest at 4.0% per annum and matures in October 2023.

Issuance of Common Stock

At September 30, 2021, we had an effective shelf registration statement filed with the SEC in September 2018 registering $500 million of equity securities, of which $100 million was reserved for sales under our at-the-market equity offering program that became effective August 2020. In fiscal 2021, we issued 1.4 million shares of common stock under our at-the-market equity offering program for proceeds of $33.4 million, net of commissions and other issuance costs totaling $1.0 million. At September 30, 2021, $359.9 million remained available for issuance under the shelf registration statement, of which $65.6 million was reserved for sales under our at-the-market equity offering program.

In October 2021, after the expiration of the existing registration statement and at-the market equity offering program, a new shelf registration statement became effective registering $750 million of equity securities. We anticipate entering into a new at-the-market equity offering program under this new shelf registration statement.

Operating Cash Flow Activities

In fiscal 2021, net cash used in operating activities was $303.1 million, compared to $168.4 million in fiscal 2020. The cash used in operating activities in both years is the result of our investment in the acquisition and development of our real estate.

Investing Cash Flow Activities

In fiscal 2021, net cash provided by investing activities was $1.0 million, compared to $5.0 million in fiscal 2020. The cash provided by investing activities in both years is primarily the result of distributions received from our unconsolidated ventures.

Financing Cash Flow Activities

In fiscal 2021, net cash provided by financing activities was $61.4 million, consisting primarily of proceeds from the issuance of $400 million principal amount of 3.85% senior notes and the issuance of common stock under our at-the-market equity offering program for net proceeds of $33.4 million, which were partially offset by the early redemption of our $350 million principal amount of 8.0% senior notes and the related call premium of $14.0 million. Net proceeds in the prior year primarily consisted of the issuance of our $300 million principal amount of 5.0% senior notes, partially offset by the repayment of $118.9 million principal amount of our 3.75% convertible senior notes at maturity.

Contractual Obligations and Off-Balance Sheet Arrangements

At September 30, 2021, contractual cash obligations consist of:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In millions)
Debt — Principal (1)	$712.5	$—	$12.5	$400.0	$300.0
Debt — Interest (1)	177.0	31.4	62.3	60.8	22.5
Operating leases (2)	8.3	1.9	3.9	2.5	—
Standby letter of credit (3)	6.8	6.8	—	—	—
Total	$904.6	$40.1	$78.7	$463.3	$322.5
 _______________
(1)Debt represents principal and interest payments due on our senior notes and our revolving credit facility. Because the balance of our revolving credit facility was zero at September 30, 2021, we did not assume any principal or interest payments related to this facility in future periods.
(2)Our operating leases are primarily for office space. We lease office space in Arlington, Texas as our corporate headquarters and also lease office space in other locations to support our business operations.
(3)The performance bond and standby letter of credit were provided in support of a bond issuance by Cibolo Canyons Special Improvement District (CCSID). To facilitate the issuance of the bonds, we provided a $6.8 million letter of credit to the bond trustee as security for certain debt service fund obligations of the CCSID. The letter of credit must be maintained until the earlier of redemption of the bonds or scheduled bond maturity in 2034.

In support of our residential lot development business, we issue letters of credit under our revolving credit facility and we have a surety bond program that provides financial assurance to beneficiaries related to the execution and performance of certain development obligations. In addition to the letter of credit discussed above, we had outstanding letters of credit of $53.5 million under the revolving credit facility at September 30, 2021 and surety bonds outstanding of $479.3 million issued by third parties to secure performance under various contracts that are not included in our consolidated balance sheets. We expect that our performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When we complete our performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving us with no continuing obligations. We have no material third-party guarantees.

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

Critical Accounting Policies and Estimates

General — A comprehensive enumeration of the significant accounting policies of Forestar Group Inc. and subsidiaries is presented in Note 1 to the accompanying financial statements as of September 30, 2021 and 2020, and for the years ended September 30, 2021, 2020 and 2019. Each of our accounting policies has been chosen based upon current authoritative literature that collectively comprises U.S. Generally Accepted Accounting Principles (GAAP). In instances where alternative methods of accounting are permissible under GAAP, we have chosen the method that most appropriately reflects the nature of our business, the results of our operations and our financial condition, and have consistently applied those methods over each of the periods presented in the financial statements. The Audit Committee of our Board of Directors has reviewed and approved the accounting policies selected.

Accounting estimates are considered critical if both of the following conditions are met: (1) the nature of the estimates or assumptions is material because of the levels of subjectivity and judgment needed to account for matters that are highly uncertain and susceptible to change and (2) the effect of the estimates and assumptions is material to the financial statements. We have reviewed our accounting estimates, and none were deemed to be considered critical for the accounting periods presented.

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

Pending Accounting Standards

In December 2019, the FASB issued ASU 2019-12 related to simplifying the accounting for income taxes. The guidance is effective for us beginning October 1, 2021 and is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform,” which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (LIBOR) or by another reference rate expected to be discontinued. The guidance was effective beginning March 12, 2020 and can be applied prospectively through December 31, 2022.In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform - Scope,” which clarified the scope and application of the original guidance. We will adopt these standards when LIBOR is discontinued and do not expect them to have a material impact on our consolidated financial statements or related disclosures.

In October 2021, the FASB issued ASU 2021-08, which requires application of ASC 606, “Revenue from Contracts with Customers,” to recognize and measure contract assets and liabilities from contracts with customers acquired in a business combination. ASU 2021-08 creates an exception to the general recognition and measurement principle in ASC 805 and will result in recognition of contract assets and contract liabilities consistent with those recorded by the acquiree immediately before the acquisition date. The guidance is effective for us beginning October 1, 2023 and interim periods therein, with early adoption permitted. We are currently evaluating the impact of this guidance on our consolidated financial position, results of operations and cash flows.

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
•the impacts of weather conditions and natural disasters;
•health and safety incidents relating to our operations;
•supply shortages and other risks of acquiring land, construction materials and skilled labor;
•competitive conditions in our industry;
•our ability to achieve our strategic initiatives;
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
•the impact of significant inflation, higher interest rates or deflation; and
•the strength of our information technology systems and the risk of cybersecurity breaches and our ability to satisfy privacy and data protection laws and regulations.
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

At September 30, 2021, our fixed rate debt consisted of $400 million principal amount of the 2026 notes, $300 million principal amount of the 2028 notes and $12.5 million principal amount of 4.0% other note payable due October 2023. Our variable rate debt consists of the outstanding borrowings on our $410 million senior unsecured revolving credit facility, of which there were none at September 30, 2021.

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

Management conducted the required assessment of the effectiveness of our internal control over financial reporting as of September 30, 2021. Based upon this assessment, management believes that our internal control over financial reporting is effective as of September 30, 2021.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Forestar Group Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Forestar Group Inc.’s internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Forestar Group Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2021 and 2020, the related consolidated statements of operations, total equity, and cash flows, for each of the three years in the period ended September 30, 2021, and the related notes and our report dated November 18, 2021 expressed an unqualified opinion thereon.

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
November 18, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Forestar Group Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Forestar Group Inc. (the Company) as of September 30, 2021 and 2020, the related consolidated statements of operations, total equity, and cash flows for each of the three years in the period ended September 30, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 18, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Land development costs (including estimated costs to complete)
Description of the Matter
For the year ended September 30, 2021, the Company’s cost of sales was approximately $1.1 billion, which included the costs of direct land and lot acquisition, land development, and related costs (both incurred and estimated to be incurred) allocated to each residential lot in the project. As discussed in Note 1 to the consolidated financial statements, land development costs are typically allocated to individual residential lots based on the relative sales value of the lots. At the time of lot closings, land development activities may not yet be finalized. To recognize the appropriate amount of cost of sales, the Company estimates the total remaining development costs. Estimates are affected by changes to the land development project’s cost of labor, material, and subcontractors.

Auditing the Company's land development cost measurement and allocation to lots can be complex and subjective due to the estimation required to determine the costs to complete land development. Specifically, the land development cost estimate is sensitive to management assumptions regarding estimated cost of labor, material, and subcontractors.

How We Addressed the Matter in Our Audit
We obtained an understanding and tested the design and operating effectiveness of the Company's process and controls over its land development cost measurement and allocation to lots, including controls over management's review of the estimated costs to complete.

Our audit procedures included, among others, testing the assumptions used to develop the estimated costs to complete the land development projects by comparing to supporting documentation such as subcontractor bids, contracts, or actual costs from similar or related projects. In addition, we performed procedures related to land development budget changes during the year as well as performed a predictive margin analytic which included investigating variances between historical and estimated margins. We also performed a look-back analysis on completed projects by comparing actual land development costs to land development budgets as of the beginning of the year in order to evaluate the accuracy of management’s land development budgets.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2007.

Fort Worth, Texas
November 18, 2021

FORESTAR GROUP INC.
CONSOLIDATED BALANCE SHEETS

	September 30,
	2021	2020
	(In millions, except share data)
ASSETS
Cash and cash equivalents	$153.6	$394.3
Real estate	1,905.2	1,309.7
Investment in unconsolidated ventures	0.9	3.6
Income taxes receivable	—	6.3
Property and equipment, net	2.9	1.1
Other assets	39.1	24.9
Total assets	$2,101.7	$1,739.9
LIABILITIES
Accounts payable	$47.4	$29.2
Accrued development costs	104.5	44.4
Earnest money on sales contracts	148.3	98.3
Deferred tax liability, net	24.4	5.7
Accrued expenses and other liabilities	56.7	49.4
Debt	704.5	641.1
Total liabilities	1,085.8	868.1
Commitments and contingencies (Note 12)
EQUITY
Common stock, par value $1.00 per share, 200,000,000 authorized shares, 49,580,389 and 48,061,921 shares issued and outstanding at September 30, 2021 and 2020, respectively	49.6	48.1
Additional paid-in capital	636.2	603.9
Retained earnings	329.1	218.9
Stockholders' equity	1,014.9	870.9
Noncontrolling interests	1.0	0.9
Total equity	1,015.9	871.8
Total liabilities and equity	$2,101.7	$1,739.9

See accompanying notes to consolidated financial statements.

FORESTAR GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2021	2020	2019
	(In millions, except per share amounts)
Revenues	$1,325.8	$931.8	$428.3
Cost of sales	1,096.6	813.7	362.7
Selling, general and administrative expense	68.4	45.7	28.9
Equity in earnings of unconsolidated ventures	(0.2)	(0.7)	(0.5)
Gain on sale of assets	(2.5)	(0.1)	(3.0)
Interest and other income	(1.2)	(4.9)	(5.5)
Loss on extinguishment of debt	18.1	—	—
Income before income taxes	146.6	78.1	45.7
Income tax expense	36.1	16.4	9.4
Net income	110.5	61.7	36.3
Net income attributable to noncontrolling interests	0.3	0.9	3.3
Net income attributable to Forestar Group Inc.	$110.2	$60.8	$33.0

Basic net income per common share attributable to Forestar Group Inc.	$2.25	$1.26	$0.79
Weighted average number of common shares	48.9	48.0	42.0

Diluted net income per common share attributable to Forestar Group Inc.	$2.25	$1.26	$0.79
Adjusted weighted average number of common shares	49.0	48.1	42.0

See accompanying notes to consolidated financial statements.

FORESTAR GROUP INC.
CONSOLIDATED STATEMENTS OF TOTAL EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Non-controlling Interests	Total Equity
	(In millions, except share amounts)
Balances at September 30, 2018 (41,939,403 shares)	$41.9	$506.3	$125.1	$1.2	$674.5
Net income	—	—	33.0	3.3	36.3
Issuance of common stock (6,037,500 shares)	6.0	94.7	—	—	100.7
Stock issued under employee benefit plans (20,463 shares)	0.1	(0.1)	—	—	—
Stock-based compensation expense	—	1.3	—	—	1.3
Distributions to noncontrolling interests	—	—	—	(3.9)	(3.9)
Balances at September 30, 2019 (47,997,366 shares)	$48.0	$602.2	$158.1	$0.6	$808.9
Net income	—	—	60.8	0.9	61.7
Stock issued under employee benefit plans (64,555 shares)	0.1	—	—	—	0.1
Cash paid for shares withheld for taxes	—	(0.3)	—	—	(0.3)
Stock-based compensation expense	—	2.0	—	—	2.0
Distributions to noncontrolling interests	—	—	—	(0.6)	(0.6)
Balances at September 30, 2020 (48,061,921 shares)	$48.1	$603.9	$218.9	$0.9	$871.8
Net income	—	—	110.2	0.3	110.5
Issuance of common stock (1,448,520 shares)	1.4	32.0	—	—	33.4
Purchase of noncontrolling interest, net	—	(1.7)	—	(0.1)	(1.8)
Stock issued under employee benefit plans (69,948 shares)	0.1	—	—	—	0.1
Cash paid for shares withheld for taxes	—	(0.6)	—	—	(0.6)
Stock-based compensation expense	—	2.6	—	—	2.6
Distributions to noncontrolling interests	—	—	—	(0.1)	(0.1)
Balances at September 30, 2021 (49,580,389 shares)	$49.6	$636.2	$329.1	$1.0	$1,015.9

See accompanying notes to consolidated financial statements.

FORESTAR GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2021	2020	2019
	(In millions)
OPERATING ACTIVITIES
Net income	$110.5	$61.7	$36.3
Adjustments:
Depreciation and amortization	2.7	4.9	6.7
Deferred income taxes	19.2	23.1	9.5
Equity in earnings of unconsolidated ventures	(0.2)	(0.7)	(0.5)
Distributions of earnings of unconsolidated ventures	—	—	4.9
Stock-based compensation expense	2.6	2.0	1.3
Real estate and land option charges	3.0	0.9	1.3
Loss on extinguishment of debt	18.1	—	—
Gain on sale of assets	(2.5)	(0.1)	(3.0)
Other	0.1	0.1	0.1
Changes in operating assets and liabilities:
Increase in real estate	(585.9)	(281.7)	(531.7)
(Increase) decrease in other assets	(14.8)	(3.4)	0.3
Increase in accounts payable and other accrued liabilities	28.0	15.0	24.4
Increase in accrued development costs	60.1	9.0	17.5
Increase in earnest money deposits on sales contracts	49.7	3.9	40.5
Decrease (increase) in income taxes receivable	6.3	(3.1)	1.2
Net cash used in operating activities	(303.1)	(168.4)	(391.2)
INVESTING ACTIVITIES
Expenditures for property, equipment, software and other	(1.6)	(0.6)	(0.9)
Return of investment in unconsolidated ventures	2.6	4.3	0.1
Proceeds from sale of assets	—	1.3	—
Net cash provided by (used in) investing activities	1.0	5.0	(0.8)
FINANCING ACTIVITIES
Issuance of common stock	33.4	—	100.7
Proceeds from debt	458.0	300.0	435.0
Repayments of debt	(422.0)	(118.9)	(85.0)
Deferred financing fees	(4.9)	(5.3)	(6.9)
Purchase of noncontrolling interest	(2.4)	—	—
Distributions to noncontrolling interests, net	(0.1)	(0.6)	(3.9)
Cash paid for shares withheld for taxes	(0.6)	(0.3)	(0.1)
Net cash provided by financing activities	61.4	174.9	439.8
Net (decrease) increase in cash and cash equivalents	(240.7)	11.5	47.8
Cash and cash equivalents at beginning of year	394.3	382.8	335.0
Cash and cash equivalents at end of year	$153.6	$394.3	$382.8
SUPPLEMENTAL CASH FLOW INFORMATION:
Note payable issued for real estate	$12.5	$—	$—
Income taxes paid (refunded), net	$4.3	$(3.1)	$(1.7)
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

In October 2017, Forestar became a majority-owned subsidiary of D.R. Horton, Inc. (D.R. Horton) by virtue of a merger with a wholly-owned subsidiary of D.R. Horton. Immediately following the merger, D.R. Horton owned 75% of the Company's outstanding common stock. In connection with the merger, the Company entered into certain agreements with D.R. Horton including a Stockholder’s Agreement, a Master Supply Agreement and a Shared Services Agreement. D.R. Horton is considered a related party of Forestar under GAAP. As of September 30, 2021, D.R. Horton owned approximately 63% of the Company's outstanding common stock.

Changes in Presentation and Reclassifications

Certain items have been reclassified in the prior year financial statements to conform to the presentation and classifications used in the current year. Accrued development costs have been reclassified from accrued expenses and other liabilities to accrued development costs in the prior year consolidated balance sheet. The Company has reclassified the change in accrued development costs from the change in accounts payable and other liabilities to the change in accrued development costs in the prior year statement of cash flows. These reclassifications had no net effect on the Company's consolidated operating results, financial position or cash flows.

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

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Real Estate and Cost of Sales

Real estate includes the costs of direct land and lot acquisition, land development, capitalized interest and direct overhead costs incurred during land development. All indirect overhead costs, such as compensation of management personnel and insurance costs, are charged to selling, general and administrative expense as incurred.

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

The Company receives earnest money deposits from homebuilders for purchases of developed lots. These earnest money deposits are typically released to the homebuilders as lots are sold. Earnest money deposits from D.R. Horton are subject to mortgages which are secured by the real estate under contract with D.R. Horton. These mortgages expire when the earnest money is released to D.R. Horton as lots are sold. See Note 13 for related party transactions and balances.

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

Capitalized Interest

The Company capitalizes interest costs throughout the development period (active real estate). Capitalized interest is charged to cost of sales as the related real estate is sold to the buyer. During periods in which the Company’s active real estate is lower than its debt level, a portion of the interest incurred is reflected as interest expense in the period incurred. During fiscal 2021 and 2020, the Company’s active real estate exceeded its debt level, and all interest incurred was capitalized to real estate. See Note 5.

Land Purchase Contract Deposits and Pre-Acquisition Costs

The Company enters into land and lot purchase contracts to acquire land for the development of residential lots. Under these contracts, the Company will fund a stated deposit in consideration for the right, but not the obligation, to purchase land or lots at a future point in time with predetermined terms. Under the terms of many of the purchase contracts, the deposits are not refundable in the event the Company elects to terminate the contract. Land purchase contract deposits and capitalized pre-acquisition costs are expensed to cost of sales when the Company believes it is probable that it will not acquire the property under contract and will not be able to recover these costs through other means. See Notes 3 and 12.

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Variable Interests

Land purchase contracts can result in the creation of a variable interest in the entity holding the land parcel under contract. There were no variable interest entities reported in the consolidated balance sheets at September 30, 2021 or 2020 because, with regard to each entity, the Company determined it did not control the activities that most significantly impact the variable interest entity’s economic performance.

The maximum exposure to losses related to the Company’s unconsolidated variable interest entities is limited to the amounts of the Company’s related deposits. At September 30, 2021 and 2020, the deposits related to these contracts totaled $10.4 million and $5.5 million, respectively, and are included in other assets in the consolidated balance sheets.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. The cost of significant additions and improvements is capitalized and the cost of repairs and maintenance is expensed as incurred. Depreciation generally is recorded using the straight-line method over the estimated useful life of the asset as follows:

	Estimated Useful Lives	September 30,
		2021	2020
		(In millions)
Leasehold improvements	5 to 10 years	$0.9	$1.2
Property and equipment	2 to 10 years	2.9	1.1
Total property and equipment		3.8	2.3
Accumulated depreciation		(0.9)	(1.2)
Property and equipment, net		$2.9	$1.1

Depreciation expense was $0.4 million in fiscal 2021 and $0.3 million in both fiscal 2020 and 2019.

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

Interest and penalties related to unrecognized tax benefits are recognized in the financial statements as a component of income tax expense. Significant judgment is required to evaluate uncertain tax positions. The Company evaluates its uncertain tax positions on a quarterly basis. The evaluations are based upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in increases or decreases in the Company’s income tax expense in the period in which the change is made. See Note 9.

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Stock-Based Compensation

The Company’s stockholders formally authorize shares of its common stock to be available for future grants of stock-based compensation awards. From time to time, the Compensation Committee of the Company’s Board of Directors authorizes the grant of stock-based compensation to its employees and directors from these available shares. At September 30, 2021, the outstanding stock-based compensation awards consist of restricted stock units. Grants of restricted stock units vest over a certain number of years as determined by the Compensation Committee of the Board of Directors. Restricted stock units outstanding at September 30, 2021 have a remaining vesting period of up to 4.5 years.

The compensation expense for stock-based awards is based on the fair value of the award and is recognized on a straight-line basis over the remaining vesting period. The fair values of restricted stock units are based on the Company’s stock price at the date of grant. See Note 11.

Fair Value Measurements

The FASB's authoritative guidance for fair value measurements establishes a three-level hierarchy based upon the inputs to the valuation model of an asset or liability. When available, the Company uses quoted market prices in active markets to determine fair value. Non-financial assets measured at fair value on a non-recurring basis principally include real estate assets which the Company reviews for indicators of impairment when events and circumstances indicate that the carrying value is not recoverable. See Note 14.

Pending Accounting Standards

In December 2019, the FASB issued ASU 2019-12 related to simplifying the accounting for income taxes. The guidance is effective for the Company beginning October 1, 2021 and is not expected to have a material impact on its consolidated financial position, results of operations or cash flows.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform,” which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (LIBOR) or by another reference rate expected to be discontinued. The guidance was effective beginning March 12, 2020 and can be applied prospectively through December 31, 2022. In January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform - Scope," which clarified the scope and application of the original guidance. The Company will adopt these standards when LIBOR is discontinued and does not expect it to have a material impact on its consolidated financial statements and related disclosures.

In October 2021, the FASB issued ASU 2021-08, which requires application of ASC 606, “Revenue from Contracts with Customers,” to recognize and measure contract assets and liabilities from contracts with customers acquired in a business combination. ASU 2021-08 creates an exception to the general recognition and measurement principle in ASC 805 and will result in recognition of contract assets and contract liabilities consistent with those recorded by the acquiree immediately before the acquisition date. The guidance is effective for the Company beginning October 1, 2023 and interim periods therein, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial position, results of operations and cash flows.

Note 2 — Segment Information

The Company manages its operations through its real estate segment, which is its core business and generates substantially all of its revenues. The real estate segment primarily acquires land and develops infrastructure for single-family residential communities, and its revenues generally come from sales of residential single-family finished lots to local, regional and national homebuilders. The Company has other business activities for which the related assets and operating results are immaterial, and therefore are included within the Company's real estate segment.

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 3 — Real Estate

Real estate consists of:

	September 30,
	2021	2020
	(In millions)
Developed and under development projects	$1,824.7	$1,304.3
Undeveloped land	80.5	5.4
	$1,905.2	$1,309.7

In fiscal 2021, the Company invested $779.7 million for the acquisition of residential real estate and $850.7 million for the development of residential real estate. At September 30, 2021 and 2020, undeveloped land primarily consists of undeveloped land which the Company has the contractual right to sell to D.R. Horton within approximately one year of its purchase or, if D.R. Horton elects, at an earlier date, at a sales price equal to the carrying value of the land at the time of sale plus additional consideration of 12% to 16% per annum.

Each quarter, the Company reviews the performance and outlook for all of its real estate for indicators of potential impairment and performs detailed impairment evaluations and analyses when necessary. As a result of this process there were no real estate impairment charges recorded in fiscal 2021 or 2020 and $0.8 million of impairment charges were recorded during fiscal 2019.

During fiscal 2021, 2020 and 2019, earnest money and pre-acquisition cost write-offs related to land purchase contracts that the Company has terminated or expects to terminate were $3.0 million, $0.9 million and $0.2 million, respectively. Real estate impairments and land option charges are included in cost of sales in the consolidated statements of operations.

Note 4 — Revenues

Revenues consist of:

	Year Ended September 30,
	2021	2020	2019
	(In millions)
Residential lot sales	$1,293.1	$880.3	$351.7
Tract sales and other	32.7	51.5	76.6
	$1,325.8	$931.8	$428.3

Total revenue from D.R. Horton was $1.2 billion, $887.6 million and $326.6 million in fiscal 2021, 2020 and 2019, respectively.

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 5 — Capitalized Interest

The following table summarizes the Company’s interest costs incurred, capitalized and expensed in fiscal 2021, 2020 and 2019.

	Year Ended September 30,
	2021	2020	2019
	(In millions)
Capitalized interest, beginning of year	$48.7	$23.7	$3.2
Interest incurred	41.5	43.3	25.3
Interest charged to cost of sales	(36.5)	(18.3)	(4.8)
Capitalized interest, end of year	$53.7	$48.7	$23.7

Note 6 — Other Assets, Accrued Expenses and Other Liabilities

The Company's other assets at September 30, 2021 and 2020 were as follows:

	September 30,
	2021	2020
	(In millions)
Receivables, net	$0.4	$0.4
Earnest money notes receivable on sales contracts	0.7	4.8
Lease right of use assets	6.9	3.6
Prepaid expenses	15.4	4.9
Land purchase contract deposits	10.4	5.5
Other	5.3	5.7
	$39.1	$24.9

The Company's accrued expenses and other liabilities at September 30, 2021 and 2020 were as follows:

	September 30,
	2021	2020
	(In millions)
Accrued employee compensation and benefits	$7.9	$6.2
Accrued property taxes	3.4	3.8
Lease liabilities	7.3	3.8
Accrued interest	8.5	14.0
Contract liabilities	5.8	0.2
Deferred income	6.8	9.3
Income taxes payable	6.8	0.5
Other accrued expenses	8.9	10.2
Other liabilities	1.3	1.4
	$56.7	$49.4

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 7 — Debt

The Company's notes payable at their carrying amounts consist of the following:

	September 30,
	2021	2020
	(In millions)
Unsecured:
Revolving credit facility	$—	$—
8.0% senior notes due 2024 (1)	—	345.2
3.85% senior notes due 2026 (1)	395.5	—
5.0% senior notes due 2028 (1)	296.5	295.9
Other note payable	12.5	—
	$704.5	$641.1
______________
(1)Unamortized debt issuance costs that were deducted from the carrying amounts of the senior notes totaled $8.0 million and $8.9 million at September 30, 2021 and 2020, respectively.

Bank Credit Facility

In April 2021, the Company's senior unsecured revolving credit facility was amended to increase its capacity to $410 million with an uncommitted accordion feature that could increase the size of the facility to $600 million, subject to certain conditions and availability of additional bank commitments. The maturity date of the facility was extended to April 16, 2025. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the revolving credit commitment. Borrowings under the revolving credit facility are subject to a borrowing base calculation based on the book value of the Company's real estate assets and unrestricted cash. Letters of credit issued under the facility reduce the available borrowing capacity. Borrowings and repayments under the facility were $58.0 million each during fiscal 2021. At September 30, 2021, there were no borrowings outstanding and $60.3 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $349.7 million.

The revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require a minimum level of tangible net worth, a minimum level of liquidity and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At September 30, 2021, the Company was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility.

Senior Notes

The Company has outstanding senior notes as described below that were issued pursuant to Rule 144A and Regulation S under the Securities Act. The notes represent senior unsecured obligations that rank equally in right of payment to all existing and future senior unsecured indebtedness and may be redeemed prior to maturity, subject to certain limitations and premiums defined in the indenture agreements. The notes are guaranteed by each of the Company's subsidiaries to the extent such subsidiaries guarantee the Company's revolving credit facility.

In April 2021, the company issued $400 million principal amount of 3.85% senior notes (the "2026 notes") that mature May 15, 2026 with interest payable semi-annually. On or after May 15, 2023, the 2026 notes may be redeemed at 101.925% of their principal amount plus any accrued and unpaid interest. In accordance with the indenture, the redemption price decreases annually thereafter and the 2026 notes can be redeemed at par on or after May 15, 2025 through maturity. The annual effective interest rate of the 2026 notes after giving effect to the amortization of financing costs is 4.1%. The net

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

proceeds from this issuance were primarily used to redeem the Company's $350 million principal amount of 8.0% senior notes due April 15, 2024 on May 7, 2021. The redemption price of $365.6 million included a call premium of $14.0 million and accrued and unpaid interest of $1.6 million. The Company recognized an $18.1 million loss on extinguishment of debt upon the redemption of such notes.

The Company's $300 million principal amount of 5.0% senior notes mature March 1, 2028 (the "2028 notes") with interest payable semi-annually. On or after March 1, 2023, the 2028 notes may be redeemed at 102.5% of their principal amount plus any accrued and unpaid interest. In accordance with the indenture, the redemption price decreases annually thereafter and the 2028 notes can be redeemed at par on or after March 1, 2026 through maturity. The annual effective interest rate of the 2028 notes after giving effect to the amortization of financing costs is 5.2%.

The indentures governing the senior notes require that, upon the occurrence of both a change of control and a rating decline (each as defined in the indentures), the Company offer to purchase the applicable series of notes at 101% of their principal amount. If the Company or its restricted subsidiaries dispose of assets, under certain circumstances, the Company will be required to either invest the net cash proceeds from such asset sales in its business within a specified period of time, repay certain senior secured debt or debt of its non-guarantor subsidiaries, or make an offer to purchase a principal amount of the notes equal to the excess net cash proceeds at a purchase price of 100% of their principal amount. The indentures contain covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries to pay dividends or distributions, repurchase equity, prepay subordinated debt and make certain investments; incur additional debt or issue mandatorily redeemable equity; incur liens on assets; merge or consolidate with another company or sell or otherwise dispose of all or substantially all of the Company’s assets; enter into transactions with affiliates; and allow to exist certain restrictions on the ability of subsidiaries to pay dividends or make other payments. At September 30, 2021, the Company was in compliance with all of the limitations and restrictions associated with its senior note obligations.

Effective April 30, 2020, the Board of Directors authorized the repurchase of up to $30 million of the Company’s debt securities. The authorization has no expiration date. All of the $30 million authorization was remaining at September 30, 2021.

Other Note Payable

The Company also has a note payable of $12.5 million that was issued as part of a transaction to acquire real estate for development. The note is non-recourse and is secured by the underlying real estate, accrues interest at 4.0% per annum and matures in October 2023.

Note 8 — Earnings per Share

The computations of basic and diluted earnings per share are as follows:

	Year Ended September 30,
	2021	2020	2019
	(In millions, except share and per share amounts)
Numerator:
Net income attributable to Forestar Group Inc.	$110.2	$60.8	$33.0
Denominator:
Weighted average common shares outstanding — basic	48,901,987	48,037,018	41,974,429
Dilutive effect of stock-based compensation	73,674	57,093	30,712
Total weighted average shares outstanding — diluted	48,975,661	48,094,111	42,005,141

Basic net income per common share attributable to Forestar Group Inc.	$2.25	$1.26	$0.79
Diluted net income per common share attributable to Forestar Group Inc.	$2.25	$1.26	$0.79

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 9 — Income Taxes

The components of the Company's income tax expense are as follows:

	Year Ended September 30,
	2021	2020	2019
	(In millions)
Current tax expense (benefit):
Federal	$14.3	$(7.6)	$(0.3)
State and other	2.6	0.9	0.3
	16.9	(6.7)	—
Deferred tax expense:
Federal	15.8	21.2	9.1
State and other	3.4	1.9	0.3
	19.2	23.1	9.4
Income tax expense	$36.1	$16.4	$9.4

A reconciliation of the federal statutory rate to the Company's effective income tax rate follows:

	Year Ended September 30,
	2021	2020	2019
Federal statutory rate	21.0%	21.0%	21.0%
State, net of federal benefit	3.3	2.9	1.3
Valuation allowance	—	(0.1)	(0.3)
Tax benefits previously unrecognized	—	(2.0)	—
Non-controlling interests	—	(0.3)	(1.4)
Tax rate benefit in carryback years	—	(1.0)	—
Other	0.3	0.5	—
Effective tax rate	24.6%	21.0%	20.6%

The effective tax rate for fiscal 2020 includes a tax benefit of $2.3 million related to the net operating loss (NOL) carryback provisions of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), which allowed the Company to carryback a portion of its fiscal 2018 NOL. The carryback provisions resulted in the recognition of previously unrecognized tax benefits and the revaluation of deferred tax assets due to the utilization of NOLs at a higher tax rate in the carryback period. The effective tax rate for all years includes an expense for state income taxes and nondeductible expenses and a benefit related to noncontrolling interests.

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Significant components of deferred taxes are:

	September 30,
	2021	2020
	(In millions)
Deferred tax assets:
Real estate	$14.2	$10.5
Employee benefits	1.9	1.5
Net operating loss carryforwards	1.4	1.7
Accruals not deductible until paid	0.2	0.2
Total deferred tax assets	17.7	13.9
Valuation allowance	(1.2)	(1.5)
Total deferred tax assets, net of valuation allowance	16.5	12.4
Deferred tax liabilities:
Deferral of profit on lot sales	(40.9)	(18.1)
Total deferred tax liabilities	(40.9)	(18.1)
Deferred tax liability, net	$(24.4)	$(5.7)

At September 30, 2021 and 2020, the Company had no federal NOL carryforwards as a result of NOL carryback claims and taxable income in fiscal 2020. At September 30, 2021, the Company had tax benefits of $1.4 million related to state NOL carryforwards, of which $0.9 million will expire between 2030 and 2038 while the remaining $0.5 million do not have an expiration date.

The Company has a valuation allowance of $1.2 million and $1.5 million at September 30, 2021 and 2020, respectively, because it is more likely than not that a portion of the Company's state deferred tax assets, primarily NOL carryforwards, will not be realized because the Company is no longer operating in some states or the NOL carryforward periods are too brief to realize the related deferred tax asset. The Company will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance on its deferred tax assets. Any reversal of the valuation allowance in future periods will impact the effective tax rate.

The Company is subject to a Tax Sharing Agreement with D.R. Horton. The agreement sets forth an equitable method for reimbursements of tax liabilities or benefits between the Company and D.R. Horton related to state and local income, margin or franchise tax returns that are filed on a unitary basis with D.R. Horton. In accordance with the agreement, the Company reimbursed D.R. Horton $0.5 million and $0.2 million in fiscal 2021 and 2020, respectively, for its tax expense generated in fiscal 2020 and 2019.

The Company files income tax returns in the U.S. and in various state jurisdictions. The federal statute of limitations for tax years prior to 2016 is closed and the statute of limitations in major state jurisdictions for tax years prior to 2017 is closed. The Company is not currently being audited by the IRS or any state jurisdictions.

A reconciliation of the beginning and ending amount of tax benefits not recognized for book purposes is as follows:

	Year Ended September 30,
	2021	2020	2019
	(In millions)
Unrecognized tax benefits, beginning of year	$—	$1.6	$1.6
Decrease for tax positions taken in prior years	—	(1.6)	—
Unrecognized tax benefits, end of year	$—	$—	$1.6

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

The Company had no unrecognized tax benefits at September 30, 2021 as a result of the recognition of $1.6 million of previously unrecognized tax benefits during fiscal 2020. All of the $1.6 million of recognized tax benefits affected the Company’s effective tax rate and was attributable to the NOL carryback provisions of the CARES Act allowing previously uncertain tax attributes to be recognized.

The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. In fiscal years 2021, 2020 and 2019, no significant interest related to unrecognized tax benefits was recognized. At September 30, 2021, there were no accrued interest or penalties.

Note 10 — Stockholders' Equity

At September 30, 2021, the Company had an effective shelf registration statement filed with the Securities and Exchange Commission (SEC) in September 2018 registering $500 million of equity securities, of which $100 million was reserved for sales under the at-the-market equity offering program that became effective in August 2020. In fiscal 2021, the Company issued 1.4 million shares of common stock under its at-the-market equity offering program for proceeds of $33.4 million, net of commissions and other issuance costs totaling $1.0 million. At September 30, 2021, $359.9 million remained available for issuance under the shelf registration statement, of which $65.6 million is reserved for sales under the at-the-market equity offering program.

In October 2021, after the expiration of the existing registration statement and at-the market equity offering program, a new shelf registration statement became effective registering $750 million of equity securities.

Note 11 — Employee Benefit Plans

Retirement Plans

The Company has a 401(k) plan for all employees who have been with the Company for a period of six months or more. The Company matches portions of employees’ voluntary contributions. Additional employer contributions in the form of profit sharing may also be made at the Company’s discretion. The Company recorded expense of $0.6 million, $0.4 million and $0.2 million for matching contributions in fiscal 2021, 2020 and 2019, respectively.

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

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

During fiscal 2021, 2020 and 2019, the Company granted time-based RSUs that vest annually in equal installments over periods of three to five years. The following table provides additional information related to time-based RSU activity during those periods.

	Year Ended September 30,
	2021		2020		2019
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	285,863	$17.47	200,960	$19.68	86,500	$18.09
Granted	234,000	23.13	181,325	16.11	149,400	20.24
Vested	(92,159)	19.08	(79,432)	19.58	(23,740)	18.03
Cancelled	(40,550)	19.66	(16,990)	19.10	(11,200)	18.39
Outstanding at end of year	387,154	$20.70	285,863	$17.47	200,960	$19.68

The total fair value of shares vested on the vesting date during both fiscal 2021 and 2020 was $1.6 million. Total stock-based compensation expense related to the Company's restricted stock units for fiscal 2021, 2020 and 2019 was $2.6 million, $2.0 million and $1.3 million, respectively, and fiscal 2021, 2020 and 2019 included $0.7 million, $0.5 million and $0.6 million, respectively, of expense recognized for employees that were retirement eligible on the date of grant. These expenses are included in selling, general and administrative expense in the Company's consolidated statements of operations. At September 30, 2021, there was $5.0 million of unrecognized compensation expense related to unvested time-based RSU awards. This expense is expected to be recognized over a weighted average period of 2.6 years.

Note 12 — Commitments and Contingencies

Contractual Obligations and Off-Balance Sheet Arrangements

In support of the Company's residential lot development business, it issues letters of credit under the revolving credit facility and has a surety bond program that provides financial assurance to beneficiaries related to the execution and performance of certain development obligations. At September 30, 2021, the Company had outstanding letters of credit of $60.3 million under the revolving credit facility and surety bonds of $479.3 million issued by third parties to secure performance under various contracts. The Company expects that its performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When the Company completes its performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving the Company with no continuing obligations. The Company has no material third-party guarantees.

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

Land Purchase Contracts

The Company enters into land purchase contracts to acquire land for the development of residential lots. At September 30, 2021, the Company had total deposits of $10.4 million related to contracts to purchase land with a total remaining purchase price of approximately $597.5 million. The majority of land and lots under contract are currently expected to be purchased within two years. None of the land purchase contracts were subject to specific performance provisions at September 30, 2021.

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Other Commitments

The Company leases facilities and equipment under non-cancelable long-term operating lease agreements. In addition, the Company has various obligations under other office space and equipment leases of less than one year. Rent expense for facilities and equipment was $1.7 million in fiscal 2021, $1.1 million in fiscal 2020 and $0.7 million in fiscal 2019. Future minimum rental commitments, by fiscal year, under non-cancelable operating leases having an initial or remaining term in excess of one year are: 2022 — $1.9 million; 2023 — $2.0 million; 2024 — $1.9 million; 2025 — $1.5 million; 2026 — $1.0 million; and none thereafter.

Note 13 — Related Party Transactions

The Company has a Shared Services Agreement with D.R. Horton whereby D.R. Horton provides the Company with certain administrative, compliance, operational and procurement services. During fiscal 2021, 2020 and 2019, selling, general and administrative expense in the consolidated statements of operations included $4.0 million, $5.0 million and $2.1 million for these shared services, $4.7 million, $2.7 million and $1.4 million reimbursed to D.R. Horton for the cost of health insurance and other employee benefits and $6.1 million, $4.0 million and $1.2 million for other corporate and administrative expenses paid by D.R. Horton on behalf of the Company.

The Company is subject to a Tax Sharing Agreement with D.R. Horton. The agreement sets forth an equitable method for reimbursements of tax liabilities or benefits between the Company and D.R. Horton related to state and local income, margin or franchise tax returns that are filed on a unitary basis with D.R. Horton. In accordance with the agreement, the Company reimbursed D.R. Horton $0.5 million and $0.2 million in fiscal 2021 and 2020, respectively, for its tax expense generated in fiscal 2020 and 2019, and D.R. Horton reimbursed the Company $0.4 million in fiscal 2019 for its tax benefit generated in the nine months ended September 30, 2018.

Under the terms of the Master Supply Agreement with D.R. Horton, both companies identify land development opportunities to expand Forestar's portfolio of assets. At September 30, 2021 and 2020, the Company owned approximately 64,400 and 42,400 residential lots, of which D.R. Horton had the following involvement.

	September 30,
	2021	2020
	(Dollars in millions)
Residential lots under contract to sell to D.R. Horton	21,000	14,000
Residential lots subject to right of first offer with D.R. Horton	18,200	16,400
Earnest money deposits from D.R. Horton for lots under contract	$143.1	$92.2
Earnest money notes from D.R. Horton for lots under contract	$0.7	$4.8
Remaining purchase price of lots under contract with D.R. Horton	$1,582.7	$1,022.2

During fiscal 2021, 2020 and 2019, the Company's residential lot sales totaled 15,915, 10,373 and 4,132 and lot sales revenues were $1.3 billion, $880.3 million and $351.7 million. Lot and land sales to D.R. Horton during those periods were as follows.

	Year Ended September 30,
	2021	2020	2019
	(Dollars in millions)
Residential single-family lots sold to D.R. Horton	14,839	10,164	3,728
Residential lot sales revenues from sales to D.R. Horton	$1,212.1	$859.7	$311.7
Tract acres sold to D.R. Horton	85	143	290
Tract sales revenues from sales to D.R. Horton	$25.9	$25.6	$10.9

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

In addition, the net impact of the change in contract liabilities decreased revenues on lot sales to D.R. Horton by $5.6 million in fiscal 2021 and increased revenues on lot sales to D.R. Horton by $2.3 million and $4.0 million in fiscal 2020 and 2019, respectively.

During fiscal 2021, 2020 and 2019, the Company reimbursed D.R. Horton approximately $30.8 million, $27.0 million and $34.5 million, for previously paid earnest money and $61.3 million, $36.3 million and $13.1 million for pre-acquisition and other due diligence and development costs related to land purchase contracts whereby D.R. Horton assigned its rights under these land purchase contracts to the Company.

During fiscal 2021, 2020 and 2019, the Company paid D.R. Horton $5.7 million, $6.2 million and $2.4 million for land development services. These amounts are included in cost of sales in the Company’s consolidated statements of operations.

At September 30, 2021 and 2020, undeveloped land primarily consists of undeveloped land which the Company has the contractual right to sell to D.R. Horton within approximately one year of its purchase or, if D.R. Horton elects, at an earlier date, at a sales price equal to the carrying value of the land at the time of sale plus additional consideration of 12% to 16% per annum.

At September 30, 2021 and 2020, accrued expenses and other liabilities on the Company's consolidated balance sheets included $6.7 million and $8.4 million owed to D.R. Horton for any accrued and unpaid shared service charges, land purchase contract deposits and due diligence and other development cost reimbursements.

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 14 — Fair Value Measurements

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

For the financial assets and liabilities that the Company does not reflect at fair value, the following tables present both their respective carrying value and fair value at September 30, 2021 and 2020.

		Fair Value at September 30, 2021
	Carrying Value	Level 1	Level 2	Level 3	Total
	(in millions)
Cash and cash equivalents (a)	$153.6	$153.6	$—	$—	$153.6
Debt (b) (c)	704.5	—	711.2	12.5	723.7

		Fair Value at September 30, 2020
	Carrying Value	Level 1	Level 2	Level 3	Total
	(in millions)
Cash and cash equivalents (a)	$394.3	$394.3	$—	$—	$394.3
Debt (b)	641.1	—	673.5	—	673.5
 _____________________
(a)    The fair values of cash and cash equivalents approximate their carrying values due to their short-term nature and are classified as Level 1 within the fair value hierarchy.
(b)    At September 30, 2021 and 2020, debt primarily consisted of the Company's senior notes. The fair value of the senior notes is determined based on quoted market prices in markets that are not active, which is classified as Level 2 within the fair value hierarchy.
(c)    The fair values of the Company's other note payable approximates its carrying value due to its short-term nature and is classified as Level 3 within the fair value hierarchy.

Non-financial assets measured at fair value on a non-recurring basis primarily include real estate assets which the Company reviews for indicators of potential impairment and performs impairment evaluations when necessary.

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Note 15 — Quarterly Results of Operations (Unaudited)

Consolidated quarterly results of operations for fiscal year 2021 and 2020 were (in millions, except per share amounts):

	Fiscal 2021
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total revenues	$307.1	$287.1	$312.9	$418.7
Income before income taxes	29.2	37.6	21.1	58.8
Income tax expense	7.1	9.2	5.2	14.7
Net income	22.1	28.4	15.9	44.1
Net income attributable to noncontrolling interests	0.1	—	0.1	0.1
Net income attributable to Forestar Group Inc.	22.0	28.4	15.8	44.0

Net income per share — basic	$0.46	$0.59	$0.32	$0.89
Net income per share — diluted	$0.46	$0.59	$0.32	$0.89

	Fiscal 2020
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total revenues	$247.2	$159.1	$177.9	$347.6
Income before income taxes	22.2	13.7	10.3	32.0
Income tax expense	5.4	3.3	0.2	7.5
Net income	16.8	10.4	10.1	24.5
Net (loss) income attributable to noncontrolling interests	(0.1)	0.8	—	0.3
Net income attributable to Forestar Group Inc.	16.9	9.6	10.1	24.2

Net income per share — basic	$0.35	$0.20	$0.21	$0.50
Net income per share — diluted	$0.35	$0.20	$0.21	$0.50

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

(c) Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is set forth under the captions “Election of Directors,” “Delinquent Section 16(a) Reports,” if applicable, and “Board Matters” in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

The information required by this item is set forth under the captions “Director Compensation,” “Executive Compensation” and “CEO Pay Ratio” in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is set forth under the captions “Securities Authorized for Issuance under Equity Compensation Plans” and “Voting Securities and Principal Stockholders” in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is set forth under the captions “Certain Relationships and Related Party Transactions” and “Board Matters” in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services.

The information required by this item is set forth under the caption “Proposal to Ratify the Selection of Ernst & Young as our Independent Registered Public Accounting Firm” in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders.

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

4.3	Description of Securities (incorporated by reference to Exhibit 4.6 of the Company's Annual Report on Form 10-K filed with the Commission on November 21, 2019).
4.4	Indenture, dated as of April 21, 2021, by and among Forestar Group Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee.
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

10.7
Shared Services Agreement, dated October 6, 2017, between Forestar Group Inc. and D.R. Horton, Inc. (incorporated by reference to Exhibit 10.7 of the Company’s Form 10-K filed with the Commission on November 19, 2020).

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

10.21
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

Forestar Group Inc.

Date:	November 18, 2021	By:	/s/ James D. Allen
James D. Allen
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel C. Bartok	Chief Executive Officer (Principal Executive Officer)	November 18, 2021
Daniel C. Bartok

/s/ James D. Allen	Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	November 18, 2021
James D. Allen

/s/ Donald J. Tomnitz	Executive Chairman of the Board	November 18, 2021
Donald J. Tomnitz

/s/ Samuel R. Fuller	Director	November 18, 2021
Samuel R. Fuller

/s/ Lisa H. Jamieson	Director	November 18, 2021
Lisa H. Jamieson

/s/ G.F. (Rick) Ringler, III	Director	November 18, 2021
G.F. (Rick) Ringler, III

/s/ Donald C. Spitzer	Director	November 18, 2021
Donald C. Spitzer