Form 10-Q
period 2022-03-31
Forestar Group Inc.
filed 2022-04-22
CIK 1406587

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022
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
Common Stock, $1.00 par value -- 49,738,344 shares as of April 15, 2022

FORESTAR GROUP INC.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
FORESTAR GROUP INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2022	September 30, 2021
	(In millions, except share data)
ASSETS
Cash and cash equivalents	$233.7	$153.6
Real estate	1,960.5	1,905.2
Investment in unconsolidated ventures	0.5	0.9
Property and equipment, net	5.0	2.9
Other assets	31.9	39.1
Total assets	$2,231.6	$2,101.7
LIABILITIES
Accounts payable	$55.6	$47.4
Accrued development costs	120.6	104.5
Earnest money on sales contracts	141.9	148.3
Deferred tax liability, net	23.0	24.4
Accrued expenses and other liabilities	77.8	56.7
Debt	705.3	704.5
Total liabilities	1,124.2	1,085.8
Commitments and contingencies (Note 11)
EQUITY
Common stock, par value $1.00 per share, 200,000,000 authorized shares, 49,738,344 and 49,580,389 shares issued and outstanding at March 31, 2022 and September 30, 2021, respectively	49.7	49.6
Additional paid-in capital	639.3	636.2
Retained earnings	417.4	329.1
Stockholders' equity	1,106.4	1,014.9
Noncontrolling interests	1.0	1.0
Total equity	1,107.4	1,015.9
Total liabilities and equity	$2,231.6	$2,101.7

See accompanying notes to consolidated financial statements.

FORESTAR GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
	(In millions, except per share amounts)
Revenues	$421.6	$287.1	$829.2	$594.2
Cost of sales	334.1	233.8	668.3	496.7
Selling, general and administrative expense	24.3	16.3	45.8	31.8
Equity in earnings of unconsolidated ventures	—	(0.1)	(1.1)	(0.3)
Gain on sale of assets	—	—	(0.5)	—
Interest and other income	—	(0.5)	—	(0.8)
Income before income taxes	63.2	37.6	116.7	66.8
Income tax expense	15.4	9.2	28.4	16.3
Net income	47.8	28.4	88.3	50.5
Net income attributable to noncontrolling interests	—	—	—	0.1
Net income attributable to Forestar Group Inc.	$47.8	$28.4	$88.3	$50.4

Basic net income per common share attributable to Forestar Group Inc.	$0.96	$0.59	$1.77	$1.04
Weighted average number of common shares	49.8	48.4	49.8	48.3

Diluted net income per common share attributable to Forestar Group Inc.	$0.96	$0.59	$1.77	$1.04
Adjusted weighted average number of common shares	49.9	48.5	49.8	48.4

See accompanying notes to consolidated financial statements.

FORESTAR GROUP INC.
CONSOLIDATED STATEMENTS OF TOTAL EQUITY
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Non-controlling Interests	Total Equity
	(In millions, except share data)
Balances at September 30, 2021 (49,580,389 shares)	$49.6	$636.2	$329.1	$1.0	$1,015.9
Net income	—	—	40.5	—	40.5
Issuance of common stock (84,547 shares)	0.1	1.6	—	—	1.7
Stock issued under employee benefit plans (10,832 shares)	—	—	—	—	—
Cash paid for shares withheld for taxes	—	(0.1)	—	—	(0.1)
Stock-based compensation expense	—	0.4	—	—	0.4
Balances at December 31, 2021 (49,675,768 shares)	$49.7	$638.1	$369.6	$1.0	$1,058.4
Net income	—	—	47.8	—	47.8
Stock issued under employee benefit plans (62,576 shares)	—	—	—	—	—
Cash paid for shares withheld for taxes	—	(0.4)	—	—	(0.4)
Stock-based compensation expense	—	1.6	—	—	1.6
Balances at March 31, 2022 (49,738,344 shares)	$49.7	$639.3	$417.4	$1.0	$1,107.4

	Common Stock	Additional Paid-in Capital	Retained Earnings	Non-controlling Interests	Total Equity
	(In millions, except share data)
Balances at September 30, 2020 (48,061,921 shares)	$48.1	$603.9	$218.9	$0.9	$871.8
Net income	—	—	22.0	0.1	22.1
Stock issued under employee benefit plans (14,722 shares)	—	—	—	—	—
Cash paid for shares withheld for taxes	—	(0.1)	—	—	(0.1)
Stock-based compensation expense	—	0.3	—	—	0.3
Balances at December 31, 2020 (48,076,643 shares)	$48.1	$604.1	$240.9	$1.0	$894.1
Net income	—	—	28.4	—	28.4
Issuance of common stock (1,018,503 shares)	1.0	22.3	—	—	23.3
Purchase of noncontrolling interest, net	—	(1.7)	—	(0.2)	(1.9)
Stock issued under employee benefit plans (29,655 shares)	—	—	—	—	—
Cash paid for shares withheld for taxes	—	(0.3)	—	—	(0.3)
Stock-based compensation expense	—	0.9	—	—	0.9
Balances at March 31, 2021 (49,124,801 shares)	$49.1	$625.3	$269.3	$0.8	$944.5

See accompanying notes to consolidated financial statements.

FORESTAR GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended March 31,
	2022	2021
	(In millions)
OPERATING ACTIVITIES
Net income	$88.3	$50.5
Adjustments:
Depreciation and amortization	1.3	1.5
Deferred income taxes	(1.4)	2.2
Equity in earnings of unconsolidated ventures	(1.1)	(0.3)
Stock-based compensation expense	2.0	1.2
Real estate impairment and land option charges	6.0	0.9
Gain on sale of assets	(0.5)	—
Changes in operating assets and liabilities:
Increase in real estate	(61.1)	(377.3)
Decrease (increase) in other assets	3.8	(6.5)
Increase in accounts payable and other accrued liabilities	29.4	25.6
Increase in accrued development costs	16.1	3.6
(Decrease) increase in earnest money deposits on sales contracts	(6.2)	42.8
Decrease in income taxes receivable	—	6.3
Net cash provided by (used in) operating activities	76.6	(249.5)
INVESTING ACTIVITIES
Expenditures for property, equipment, software and other	(2.5)	(0.2)
Return of investment in unconsolidated ventures	1.5	2.2
Proceeds from sale of assets	3.2	—
Net cash provided by investing activities	2.2	2.0
FINANCING ACTIVITIES
Issuance of common stock	1.7	23.3
Purchase of noncontrolling interest	—	(2.4)
Distributions to noncontrolling interests, net	—	(0.1)
Cash paid for shares withheld for taxes	(0.4)	(0.4)
Net cash provided by financing activities	1.3	20.4
Net increase (decrease) in cash and cash equivalents	80.1	(227.1)
Cash and cash equivalents at beginning of period	153.6	394.3
Cash and cash equivalents at end of period	$233.7	$167.2
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Note payable issued for real estate	$—	$12.5

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

In October 2017, Forestar became a majority-owned subsidiary of D.R. Horton, Inc. (D.R. Horton) by virtue of a merger with a wholly-owned subsidiary of D.R. Horton. Immediately following the merger, D.R. Horton owned 75% of the Company's outstanding common stock. In connection with the merger, the Company entered into certain agreements with D.R. Horton including a Stockholder’s Agreement, a Master Supply Agreement, and a Shared Services Agreement. D.R. Horton is considered a related party of Forestar under GAAP. At March 31, 2022, D.R. Horton owned approximately 63% of the Company's outstanding common stock.

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

In October 2021, the FASB issued ASU 2021-08, which requires application of ASC 606, “Revenue from Contracts with Customers,” to recognize and measure contract assets and liabilities from contracts with customers acquired in a business combination. ASU 2021-08 creates an exception to the general recognition and measurement principle in ASC 805 and will result in recognition of contract assets and contract liabilities consistent with those recorded by the acquiree immediately before the acquisition date. The guidance is effective for the Company beginning October 1, 2023, with early adoption permitted. The Company is currently evaluating the impact of this guidance, and it is not expected to have a material impact on its consolidated financial position, results of operations or cash flows.

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

Note 3—Real Estate

Real estate consists of:

	March 31, 2022	September 30, 2021
	(In millions)
Developed and under development projects	$1,861.7	$1,824.7
Undeveloped land	98.8	80.5
	$1,960.5	$1,905.2

In the six months ended March 31, 2022, the Company invested $220.4 million for the acquisition of residential real estate and $495.4 million for the development of residential real estate. At March 31, 2022 and September 30, 2021, undeveloped land primarily consisted of undeveloped land which the Company has the contractual right to sell to D.R. Horton at a sales price equal to the carrying value of the land at the time of sale plus additional consideration of 12% to 16% per annum.

Each quarter, the Company reviews the performance and outlook for all of its real estate projects for indicators of potential impairment and performs detailed impairment evaluations and analyses when necessary. As of March 31, 2022, the Company performed detailed impairment evaluations of one real estate project with a carrying value of $8.8 million and recorded impairment charges of $3.8 million during the three months ended March 31, 2022 to reduce the carrying value of the impaired real estate project to fair value. There were no impairment charges recorded in the prior year periods.

In the three and six months ended March 31, 2022 and 2021, earnest money and pre-acquisition cost write-offs related to land purchase contracts that the Company has terminated or expects to terminate were $1.6 million and $2.2 million, respectively, compared to $0.6 million and $0.9 million in the prior year periods. These land option charges and the impairment discussed above are included in cost of sales in the consolidated statements of operations.

Note 4—Revenues

Revenues consist of:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
	(In millions)
Residential lot sales	$409.0	$280.2	$813.1	$587.1
Deferred development lot sales	12.5	—	12.5	—
Tract sales and other	0.1	6.9	3.6	7.1
	$421.6	$287.1	$829.2	$594.2

In the three and six months ended March 31, 2022, deferred development lot sales represent 787 undeveloped and partially developed lots that were sold to a customer other than D.R. Horton for a total transaction price of $54.7 million. The Company will complete the development of these lots as part of the transaction. The Company received $26.0 million in cash at closing with the remainder due as development of the lots is completed. In the three and six months ended March 31, 2022, the Company recognized revenue of $12.5 million related to this transaction. The remaining revenue will be recognized over time as the Company’s development obligations are completed, which is anticipated to be within one year from contract inception.

Note 5—Capitalized Interest

The Company capitalizes interest costs to real estate throughout the development period (active real estate). Capitalized interest is charged to cost of sales as the related real estate is sold to the buyer. During periods in which the Company’s active real estate is lower than its debt level, a portion of the interest incurred is reflected as interest expense in the period incurred. In the first six months of fiscal 2022 and fiscal 2021, the Company’s active real estate exceeded its debt level, and all interest incurred was capitalized to real estate.

The following table summarizes the Company’s interest costs incurred, capitalized and expensed in the three and six months ended March 31, 2022 and 2021.

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
	(In millions)
Capitalized interest, beginning of period	$52.9	$51.0	$53.7	$48.7
Interest incurred	8.1	11.5	16.3	23.0
Interest charged to cost of sales	(10.4)	(8.2)	(19.4)	(17.4)
Capitalized interest, end of period	$50.6	$54.3	$50.6	$54.3

Note 6—Other Assets, Accrued Expenses and Other Liabilities

The Company's other assets at March 31, 2022 and September 30, 2021 were as follows:

	March 31, 2022	September 30, 2021
	(In millions)
Earnest money notes receivable on sales contracts	$0.4	$0.7
Other receivables	0.3	0.4
Lease right of use assets	8.0	6.9
Prepaid expenses	10.2	15.4
Land purchase contract deposits	11.1	10.4
Other assets	1.9	5.3
	$31.9	$39.1
The Company's accrued expenses and other liabilities at March 31, 2022 and September 30, 2021 were as follows:

	March 31, 2022	September 30, 2021
	(In millions)
Accrued employee compensation and benefits	$9.4	$7.9
Accrued property taxes	2.3	3.4
Lease liabilities	8.5	7.3
Accrued interest	7.7	8.5
Contract liabilities	17.7	5.8
Deferred income	6.8	6.8
Income taxes payable	14.7	6.8
Other accrued expenses	9.5	8.9
Other liabilities	1.2	1.3
	$77.8	$56.7
Contract liabilities at March 31, 2022 include $13.5 million related to the Company's remaining unsatisfied performance obligations on 787 deferred development lots that were sold in the period.

Note 7—Debt

The Company's notes payable at their carrying amounts consist of the following:

	March 31, 2022	September 30, 2021
	(In millions)
Unsecured:
Revolving credit facility	$—	$—
3.85% senior notes due 2026 (1)	396.0	395.5
5.0% senior notes due 2028 (1)	296.8	296.5
Other note payable	12.5	12.5
	$705.3	$704.5
______________
(1)Unamortized debt issuance costs that were deducted from the carrying amounts of the senior notes totaled $7.2 million and $8.0 million at March 31, 2022 and September 30, 2021, respectively.

Bank Credit Facility

The Company has a $410 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $600 million, subject to certain conditions and availability of additional bank commitments. The maturity date of the facility is April 16, 2025. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the revolving credit commitment. Borrowings under the revolving credit facility are subject to a borrowing base calculation based on the book value of the Company's real estate assets and unrestricted cash. Letters of credit issued under the facility reduce the available borrowing capacity. There were no borrowings or repayments under the facility in the six months ended March 31, 2022. At March 31, 2022, there were no borrowings outstanding and $60.5 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $349.5 million.

The revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require a minimum level of tangible net worth, a minimum level of liquidity, and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At March 31, 2022, the Company was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility.

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

The indentures governing the senior notes require that, upon the occurrence of both a change of control and a rating decline (each as defined in the respective indenture), the Company offer to purchase the notes at 101% of their principal amount. If the Company or its restricted subsidiaries dispose of assets, under certain circumstances, the Company will be required to either invest the net cash proceeds from such asset sales in its business within a specified period of time, repay certain senior secured debt or debt of its non-guarantor subsidiaries, or make an offer to purchase a principal amount of the notes equal to the excess net cash proceeds at a purchase price of 100% of their principal amount. The indentures contain covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries to pay dividends or distributions, repurchase equity, prepay subordinated debt and make certain investments; incur additional debt or issue mandatorily redeemable equity; incur liens on assets; merge or consolidate with another company or sell or otherwise dispose of all or substantially all of the Company’s assets; enter into transactions with affiliates; and allow to exist certain restrictions on the ability of subsidiaries to pay dividends or make other payments. At March 31, 2022, the Company was in compliance with all of the limitations and restrictions associated with its senior note obligations.

Effective April 30, 2020, the Board of Directors authorized the repurchase of up to $30 million of the Company’s debt securities. The authorization has no expiration date. All of the $30 million authorization was remaining at March 31, 2022.

Other Note Payable

The Company's other note payable of $12.5 million was issued as part of a transaction to acquire real estate for development. The note is non-recourse and is secured by the underlying real estate, accrues interest at 4.0% per annum and matures in October 2023.

Note 8—Earnings per Share

The computations of basic and diluted earnings per share are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
	(In millions, except share and per share amounts)
Numerator:
Net income attributable to Forestar Group Inc.	$47.8	$28.4	$88.3	$50.4
Denominator:
Weighted average common shares outstanding — basic	49,820,937	48,412,213	49,752,153	48,270,718
Dilutive effect of stock-based compensation	57,229	97,711	53,364	80,692
Total weighted average shares outstanding — diluted	49,878,166	48,509,924	49,805,517	48,351,410

Basic net income per common share attributable to Forestar Group Inc.	$0.96	$0.59	$1.77	$1.04
Diluted net income per common share attributable to Forestar Group Inc.	$0.96	$0.59	$1.77	$1.04

Note 9—Income Taxes

The Company’s income tax expense for the three and six months ended March 31, 2022 was $15.4 million and $28.4 million compared to $9.2 million and $16.3 million in the prior year periods. The effective tax rate was 24.4% and 24.3% for the three and six months ended March 31, 2022 compared to 24.5% and 24.4% in the prior year periods. The effective tax rate for all periods includes an expense for state income taxes and nondeductible expenses and a benefit related to noncontrolling interests.

At March 31, 2022, the Company had deferred tax liabilities, net of deferred tax assets, of $21.9 million. The deferred tax assets were partially offset by a valuation allowance of $1.1 million, resulting in a net deferred tax liability of $23.0 million. At September 30, 2021, deferred tax liabilities, net of deferred tax assets, were $23.2 million. The deferred tax assets were partially offset by a valuation allowance of $1.2 million, resulting in a net deferred tax liability of $24.4 million. The valuation allowance for both periods was recorded because it is more likely than not that a portion of the Company's state deferred tax assets, primarily net operating loss (NOL) carryforwards, will not be realized because the Company is no longer operating in some states or the NOL carryforward periods are too brief to realize the related deferred tax asset. The Company will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance on its deferred tax assets. Any reversal of the valuation allowance in future periods will impact the effective tax rate.

Note 10—Stockholders' Equity and Stock-Based Compensation

Stockholders' Equity

The Company has an effective shelf registration statement, filed with the Securities and Exchange Commission in October 2021, registering $750 million of equity securities, of which $300 million was reserved for sales under its at-the-market equity offering program that became effective in November 2021. In the six months ended March 31, 2022, the Company issued 84,547 shares of common stock under its at-the-market equity offering program for proceeds of $1.7 million, net of commissions and other issuance costs totaling $0.1 million. The Company issued no shares of common stock under its at-the-market equity offering program in the three months ended March 31, 2022. At March 31, 2022, $748.2 million remained available for issuance under the shelf registration statement, of which $298.2 million was reserved for sales under the at-the-market equity offering program.

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

In the six months ended March 31, 2022, a total of 394,786 time-based RSUs were granted. The weighted average grant date fair value of these equity awards was $17.76 per unit, and they vest annually in equal installments over periods of three to five years. Total stock-based compensation expense related to the Company's restricted stock units for the three and six months ended March 31, 2022 was $1.6 million and $2.0 million compared to $0.9 million and $1.2 million in the prior year periods. Stock-based compensation expense in the six months ended March 31, 2022 and 2021 included $1.2 million and $0.7 million, respectively, of expense recognized for employees that were retirement eligible on the date of grant.

Note 11—Commitments and Contingencies

Contractual Obligations and Off-Balance Sheet Arrangements

In support of the Company's residential lot development business, it issues letters of credit under the revolving credit facility and has a surety bond program that provides financial assurance to beneficiaries related to the execution and performance of certain development obligations. At March 31, 2022, the Company had outstanding letters of credit of $60.5 million under the revolving credit facility and surety bonds of $570.8 million issued by third parties to secure performance under various contracts. The Company expects that its performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When the Company completes its performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving the Company with no continuing obligations. The Company has no material third-party guarantees.

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

Note 12—Related Party Transactions

The Company has a Shared Services Agreement with D.R. Horton whereby D.R. Horton provides the Company with certain administrative, compliance, operational and procurement services. In the six months ended March 31, 2022, selling, general and administrative expense in the consolidated statements of operations includes $2.0 million for these shared services, $3.3 million for the cost of health insurance and other employee benefits and $1.4 million for other corporate and administrative expenses paid by D.R. Horton on behalf of the Company. In the six months ended March 31, 2021, shared services expenses were $2.0 million, the cost of health insurance and other employee benefits was $1.8 million and other corporate and administrative expenses paid by D.R. Horton on behalf of the Company were $1.4 million.

Under the terms of the Master Supply Agreement with D.R. Horton, both companies identify land development opportunities to expand the Company's portfolio of assets. At March 31, 2022 and September 30, 2021, the Company owned approximately 64,200 and 64,400 residential lots, respectively, of which D.R. Horton had the following involvement.

	March 31, 2022	September 30, 2021
	(Dollars in millions)
Residential lots under contract to sell to D.R. Horton	19,100	21,000
Residential lots subject to right of first offer with D.R. Horton	17,600	18,200
Earnest money deposits from D.R. Horton for lots under contract	$134.1	$143.1
Earnest money notes from D.R. Horton for lots under contract	$0.4	$0.7
Remaining purchase price of lots under contract with D.R. Horton	$1,460.8	$1,582.7

In the three months ended March 31, 2022 and 2021, the Company sold 5,788 and 3,588 residential lots, and lot sales revenues were $421.5 million and $280.2 million. In the six months ended March 31, 2022 and 2021, the Company sold 10,304 and 7,155 residential lots, and lot sales revenues were $825.6 million and $587.1 million. Lot sales to D.R. Horton and the related revenue in those periods were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
	(Dollars in millions)
Residential single-family lots sold to D.R. Horton	4,771	3,358	8,785	6,747
Residential lot sales revenues from sales to D.R. Horton	$390.2	$265.6	$718.2	$559.6
Tract acres sold to D.R. Horton	—	14	—	14
Tract sales revenues from sales to D.R. Horton	$—	$3.0	$—	$3.0

In addition, the net impact of the change in contract liabilities decreased revenues on lot sales to D.R. Horton by $0.5 million and $0.2 million in the three months ended March 31, 2022 and 2021, respectively, and increased revenues on lot sales to D.R. Horton by $1.6 million in the six months ended March 31, 2022.

In the three and six months ended March 31, 2022, the Company reimbursed D.R. Horton approximately $2.7 million and $5.4 million for previously paid earnest money and $16.2 million and $37.8 million for pre-acquisition and other due diligence and development costs related to land purchase contracts whereby D.R. Horton assigned its rights under these land purchase contracts to the Company. In the three and six months ended March 31, 2021, the Company reimbursed D.R. Horton approximately $8.0 million and $24.2 million for previously paid earnest money and $7.3 million and $28.2 million for pre-acquisition and other due diligence and development costs.

In the three and six months ended March 31, 2022 and 2021, the Company paid D.R. Horton $0.7 million and $1.6 million for land development services compared to $1.2 million and $2.9 million for these services in the prior year periods. These amounts are included in cost of sales in the Company’s consolidated statements of operations.

At March 31, 2022 and September 30, 2021, undeveloped land primarily consists of undeveloped land which the Company has the contractual right to sell to D.R. Horton at a sales price equal to the carrying value of the land at the time of sale plus additional consideration of 12% to 16% per annum.

At March 31, 2022 and September 30, 2021, accrued expenses and other liabilities on the Company's consolidated balance sheets included $6.6 million and $6.7 million, respectively, owed to D.R. Horton for any accrued and unpaid shared service charges, land purchase contract deposits and due diligence and other development cost reimbursements.

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

Non-financial assets measured at fair value on a non-recurring basis primarily include real estate assets, which the company reviews for indicators of potential impairment and performs impairment evaluations when necessary. The following table summarizes the Company’s assets measured at fair value on a nonrecurring basis at March 31, 2022 and September 30, 2021:

	Fair Value at
	March 31, 2022	September 30, 2021
	Level 3
	(in millions)
Real Estate (a)	$5.0	$—
 _____________________
(a)    The fair value included in the table above represents only the asset whose carrying value was adjusted to fair value as of March 31, 2022. The fair value was determined using estimated future cash flows of the project discounted at a rate of 16%.

For the financial assets and liabilities that the Company does not reflect at fair value, the following tables present both their respective carrying value and fair value at March 31, 2022 and September 30, 2021.

		Fair Value at March 31, 2022
	Carrying Value	Level 1	Level 2	Level 3	Total
	(in millions)
Cash and cash equivalents (a)	$233.7	$233.7	$—	$—	$233.7
Debt (b) (c)	705.3	—	655.1	12.5	667.6

		Fair Value at September 30, 2021
	Carrying Value	Level 1	Level 2	Level 3	Total
	(in millions)
Cash and cash equivalents (a)	$153.6	$153.6	$—	$—	$153.6
Debt (b) (c)	704.5	—	711.2	12.5	723.7
 _____________________
(a)    The fair values of cash and cash equivalents approximate their carrying values due to their short-term nature and are classified as Level 1 within the fair value hierarchy.
(b)    At March 31, 2022 and September 30, 2021, debt primarily consisted of the Company's senior notes. The fair value of the senior notes is determined based on quoted market prices, which is classified as Level 2 within the fair value hierarchy.

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

Our Operations

We are a residential lot development company with operations in 53 markets in 23 states as of March 31, 2022. In October 2017, we became a majority-owned subsidiary of D.R. Horton. Through our alignment with and support from D.R. Horton, we have grown our business into a national, well-capitalized residential lot developer selling lots to D.R. Horton and other homebuilders. As our controlling shareholder, D.R. Horton has significant influence in guiding our strategic direction and operations. Our strategy is focused on making investments in land acquisition and development to expand our residential lot development business across a geographically diversified national platform and consolidating market share in the fragmented U.S. lot development industry. We are primarily investing in short duration, phased development projects that generate returns similar to production-oriented homebuilders. This strategy is a unique, lower-risk business model that we expect will produce more consistent returns than other public and private land developers. We also make strategic short-term investments in finished lots (lot banking) and undeveloped land with the intent to sell these assets within a short time period, primarily to D.R. Horton, utilizing available capital prior to its deployment into longer term lot development projects.

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

Results of Operations

The following tables and related discussion set forth key operating and financial data as of and for the three and six months ended March 31, 2022 and 2021.

Operating Results

Components of income before income taxes were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
	(In millions)
Revenues	$421.6	$287.1	$829.2	$594.2
Cost of sales	334.1	233.8	668.3	496.7
Selling, general and administrative expense	24.3	16.3	45.8	31.8
Equity in earnings of unconsolidated ventures	—	(0.1)	(1.1)	(0.3)
Gain on sale of assets	—	—	(0.5)	—
Interest and other income	—	(0.5)	—	(0.8)
Income before income taxes	$63.2	$37.6	$116.7	$66.8

Lot Sales

Residential lots sold consist of:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Development projects	4,806	3,174	9,187	6,276
Lot banking projects	195	414	330	879
	5,001	3,588	9,517	7,155
Deferred development projects	787	—	787	—
	5,788	3,588	10,304	7,155

Average sales price per lot (a)	$81,900	$78,100	$85,300	$82,100
 _______________
(a) Excludes lots sold from deferred development projects and any impact from change in contract liabilities.

Revenues

Revenues consist of:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
	(In millions)
Residential lot sales:
Development projects	$391.2	$251.1	$784.2	$522.2
Lot banking projects	18.3	29.3	27.3	64.9
(Increase) decrease in contract liabilities	(0.5)	(0.2)	1.6	—
	409.0	280.2	813.1	587.1
Deferred development projects	12.5	—	12.5	—
	421.5	280.2	825.6	587.1
Tract sales and other	0.1	6.9	3.6	7.1
Total revenues	$421.6	$287.1	$829.2	$594.2

Residential lots sold and residential lot sales revenues have increased as we have grown our business primarily through our strategic relationship with D.R. Horton. In the three months ended March 31, 2022, we sold 4,771 residential lots to D.R. Horton for $390.2 million compared to 3,358 residential lots sold to D.R. Horton for $265.6 million in the prior year period. In the six months ended March 31, 2022, we sold 8,785 residential lots to D.R. Horton for $718.2 million compared to 6,747 residential lots sold to D.R. Horton for $559.6 million in the prior year period. In the three months ended March 31, 2022, we sold 1,017 residential lots to customers other than D.R. Horton for $74.1 million, inclusive of the $54.7 million total transaction price of the deferred development lot sales, compared to 230 residential lots sold to customers other than D.R. Horton for $14.8 million in the prior year period. In the six months ended March 31, 2022, we sold 1,519 residential lots to customers other than D.R. Horton for $148.1 million, inclusive of the $54.7 million total transaction price of the deferred development lot sales, compared to 408 residential lots sold to customers other than D.R. Horton for $27.6 million in the prior year period.

In the three and six months ended March 31, 2022, deferred development lot sales represent 787 undeveloped and partially developed lots that were sold to a customer other than D.R. Horton for a total transaction price of $54.7 million. We will complete the development of these lots as part of the transaction. We received $26.0 million in cash at closing with the remainder due as we complete development of the lots. In the three and six months ended March 31, 2022, we recognized revenue of $12.5 million related to this transaction. The remaining revenue will be recognized over time as we complete our development obligations.

Tract sales and other revenue in the six months ended March 31, 2022 primarily consisted of 38 tract acres sold to third parties for $3.5 million. Tract sales and other revenue in the three and six months ended March 31, 2021 primarily consisted of 11 tract acres sold to third parties for $1.4 million and 14 tract acres sold to D.R. Horton for $3.0 million.

Cost of sales in the three and six months ended March 31, 2022 increased as compared to the prior year periods primarily due to the increase in the number of lots sold. In the three months ended March 31, 2022, we recorded a non-cash impairment charge of $3.8 million which is included within cost of sales.

Selling, General and Administrative (SG&A) Expense and Other Income Statement Items

SG&A expense in the three and six months ended March 31, 2022 was $24.3 million and $45.8 million compared to $16.3 million and $31.8 million in the prior year periods. SG&A expense as a percentage of revenues was 5.8% and 5.5% in the three and six months ended March 31, 2022 compared to 5.7% and 5.4% in the prior year periods. Our SG&A expense primarily consists of employee compensation and related costs. Our business operations employed 309 and 205 employees at March 31, 2022 and 2021, respectively.

Equity in earnings of unconsolidated ventures in all periods reflects our share of earnings in ventures that we account for using the equity method.

Gain on sale of assets in the six months ended March 31, 2022 consists of a gain of $0.5 million associated with the sale of an investment.

Interest and other income primarily represents interest earned on our cash deposits.

Income Taxes

Our income tax expense for the three and six months ended March 31, 2022 was $15.4 million and $28.4 million compared to $9.2 million and $16.3 million in the prior year periods. Our effective tax rate was 24.4% and 24.3% for the three and six months ended March 31, 2022 compared to 24.5% and 24.4% in the prior year periods. Our effective tax rate for all periods includes an expense for state income taxes and nondeductible expenses and a benefit related to noncontrolling interests.

At March 31, 2022, we had deferred tax liabilities, net of deferred tax assets, of $21.9 million. The deferred tax assets were partially offset by a valuation allowance of $1.1 million, resulting in a net deferred tax liability of $23.0 million. At September 30, 2021, deferred tax liabilities, net of deferred tax assets, were $23.2 million. The deferred tax assets were partially offset by a valuation allowance of $1.2 million, resulting in a net deferred tax liability of $24.4 million. The valuation allowance for both periods was recorded because it is more likely than not that a portion of our state deferred tax assets, primarily net operating loss (NOL) carryforwards, will not be realized because we are no longer operating in some states or the NOL carryforward periods are too brief to realize the related deferred tax asset. We will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance on our deferred tax assets. Any reversal of the valuation allowance in future periods will impact our effective tax rate.

Land and Lot Position

Our land and lot position at March 31, 2022 and September 30, 2021 is summarized as follows:

	March 31, 2022	September 30, 2021
Lots owned	64,200	64,400
Lots controlled through land and lot purchase contracts	32,300	32,600
Total lots owned and controlled	96,500	97,000

At March 31, 2022, our lot position consisted of 96,500 residential lots, of which approximately 64,200 were owned and 32,300 were controlled through purchase contracts. Of our total owned residential lots, approximately 19,100 were under contract to sell to D.R. Horton. Additionally, D.R. Horton has the right of first offer on approximately 17,600 of our owned residential lots based on executed purchase and sale agreements. At March 31, 2022, our lots owned included approximately 5,100 lots that were fully developed and we had approximately 1,000 lots under contract to sell to customers other than D.R. Horton.

Liquidity and Capital Resources

At March 31, 2022, we had $233.7 million of cash and cash equivalents and $349.5 million of available borrowing capacity on our revolving credit facility. We have no senior note maturities until fiscal 2026. We believe we are well-positioned to effectively operate through changing economic conditions because of our low net leverage and strong liquidity position, our low overhead model and our strategic relationship with D.R. Horton.

At March 31, 2022, our ratio of debt to total capital (debt divided by stockholders’ equity plus debt) was 38.9% compared to 41.0% at both September 30, 2021 and March 31, 2021. Our ratio of net debt to total capital (debt net of unrestricted cash divided by stockholders’ equity plus debt net of unrestricted cash) was 29.9% compared to 35.2% at September 30, 2021 and 34.1% at March 31, 2021. Over the long term, we intend to maintain our ratio of net debt to total capital at approximately 40% or less. We believe that the ratio of net debt to total capital is useful in understanding the leverage employed in our operations.

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

Bank Credit Facility

We have a $410 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $600 million, subject to certain conditions and availability of additional bank commitments. The maturity date of the facility is April 16, 2025. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the revolving credit commitment. Borrowings under the revolving credit facility are subject to a borrowing base calculation based on the book value of our real estate assets and unrestricted cash. Letters of credit issued under the facility reduce the available borrowing capacity. There were no borrowings or repayments under the facility in the six months ended March 31, 2022. At March 31, 2022, there were no borrowings outstanding and $60.5 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $349.5 million.

The revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require a minimum level of tangible net worth, a minimum level of liquidity, and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At March 31, 2022, we were in compliance with all of the covenants, limitations and restrictions of our revolving credit facility.

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

The indentures governing the senior notes require that, upon the occurrence of both a change of control and a rating decline (each as defined in the respective indenture), we offer to purchase the notes at 101% of their principal amount. If we or our restricted subsidiaries dispose of assets, under certain circumstances, we will be required to either invest the net cash proceeds from such asset sales in our business within a specified period of time, repay certain senior secured debt or debt of our non-guarantor subsidiaries, or make an offer to purchase a principal amount of the notes equal to the excess net cash proceeds at a purchase price of 100% of their principal amount. The indentures contain covenants that, among other things, restrict our ability and the ability of our restricted subsidiaries to pay dividends or distributions, repurchase equity, prepay subordinated debt and make certain investments; incur additional debt or issue mandatorily redeemable equity; incur liens on assets; merge or consolidate with another company or sell or otherwise dispose of all or substantially all of our assets; enter into transactions with affiliates; and allow to exist certain restrictions on the ability of subsidiaries to pay dividends or make other payments. At March 31, 2022, we were in compliance with all of the limitations and restrictions associated with our senior note obligations.

Effective April 30, 2020, our Board of Directors authorized the repurchase of up to $30 million of our debt securities. The authorization has no expiration date. All of the $30 million authorization was remaining at March 31, 2022.

Other Note Payable

Our other note payable of $12.5 million was issued as part of a transaction to acquire real estate for development. The note is non-recourse and is secured by the underlying real estate, accrues interest at 4.0% per annum and matures in October 2023.

Issuance of Common Stock

We have an effective shelf registration statement, filed with the Securities and Exchange Commission in October 2021, registering $750 million of equity securities, of which $300 million was reserved for sales under our at-the-market equity offering program that became effective in November 2021. In the six months ended March 31, 2022, we issued 84,547 shares of common stock under our at-the-market equity offering program for proceeds of $1.7 million, net of commissions and other issuance costs totaling $0.1 million. We issued no shares of common stock under our at-the-market equity offering program in the three months ended March 31, 2022. At March 31, 2022, $748.2 million remained available for issuance under the shelf registration statement, of which $298.2 million was reserved for sales under the at-the-market equity offering program.

Operating Cash Flow Activities

In the six months ended March 31, 2022, net cash provided by operating activities was $76.6 million compared to $249.5 million of cash used in operating activities in the six months ended March 31, 2021. The cash provided by operating activities in the current period was primarily the result of the net income generated in the period and increases in liabilities and other accrued expenses, partially offset by the increase in our real estate. The cash used in operating activities in the prior year period was primarily due to the increase in real estate.

Investing Cash Flow Activities

In the six months ended March 31, 2022, net cash provided by investing activities was $2.2 million compared to $2.0 million in the six months ended March 31, 2021. The cash provided by investing activities in the current period consists primarily of cash received from the sale of an investment, partially offset by cash expenditures for property and equipment. Additionally, cash provided by investing activities in both periods includes distributions received from our unconsolidated ventures.

Financing Cash Flow Activities

In the six months ended March 31, 2022, net cash provided by financing activities was $1.3 million compared to $20.4 million in the six months ended March 31, 2021. Cash provided by financing activities in the six months ended March 31, 2021 was primarily the result of the issuance of common stock under our at-the-market equity offering program for net proceeds of $23.3 million, partially offset by our purchase of the noncontrolling interest in one of our ventures.

Contractual Obligations and Off-Balance Sheet Arrangements

In support of our residential lot development business, we issue letters of credit under our revolving credit facility and we have a surety bond program that provides financial assurance to beneficiaries related to the execution and performance of certain development obligations. At March 31, 2022, we had outstanding letters of credit of $60.5 million under the revolving credit facility and surety bonds of $570.8 million, issued by third parties to secure performance under various contracts. We expect that our performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When we complete our performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving us with no continuing obligations. We have no material third-party guarantees.

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

Our fixed rate debt consists of $400 million principal amount of 3.85% senior notes due May 2026, $300 million principal amount of 5.0% senior notes due March 2028 and $12.5 million principal amount of 4.0% other note payable due in October 2023. Our variable rate debt consists of the outstanding borrowings on our $410 million senior unsecured revolving credit facility, of which there were none at March 31, 2022.

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

(b) Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FORESTAR GROUP INC.

Date: April 22, 2022	By:	/s/ James D. Allen
James D. Allen, on behalf of Forestar Group Inc.
as Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)