Form 10-Q
period 2022-06-30
Forestar Group Inc.
filed 2022-07-20
CIK 1406587

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2022
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
Common Stock, $1.00 par value -- 49,759,480 shares as of July 15, 2022

FORESTAR GROUP INC.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
FORESTAR GROUP INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2022	September 30, 2021
	(In millions, except share data)
ASSETS
Cash and cash equivalents	$146.3	$153.6
Real estate	2,054.3	1,905.2
Investment in unconsolidated ventures	0.4	0.9
Property and equipment, net	5.5	2.9
Other assets	61.3	39.1
Total assets	$2,267.8	$2,101.7
LIABILITIES
Accounts payable	$63.8	$47.4
Accrued development costs	111.0	104.5
Earnest money on sales contracts	146.4	148.3
Deferred tax liability, net	25.6	24.4
Accrued expenses and other liabilities	67.5	56.7
Debt	705.6	704.5
Total liabilities	1,119.9	1,085.8
Commitments and contingencies (Note 11)
EQUITY
Common stock, par value $1.00 per share, 200,000,000 authorized shares, 49,759,480 and 49,580,389 shares issued and outstanding at June 30, 2022 and September 30, 2021, respectively	49.8	49.6
Additional paid-in capital	640.0	636.2
Retained earnings	457.1	329.1
Stockholders' equity	1,146.9	1,014.9
Noncontrolling interests	1.0	1.0
Total equity	1,147.9	1,015.9
Total liabilities and equity	$2,267.8	$2,101.7

See accompanying notes to consolidated financial statements.

FORESTAR GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
	(In millions, except per share amounts)
Revenues	$308.5	$312.9	$1,137.7	$907.1
Cost of sales	234.6	257.1	902.9	753.8
Selling, general and administrative expense	24.1	16.9	69.9	48.7
Equity in earnings of unconsolidated ventures	—	—	(1.1)	(0.2)
Gain on sale of assets	(2.7)	—	(3.2)	—
Interest and other income	(0.2)	(0.3)	(0.2)	(1.2)
Loss on extinguishment of debt	—	18.1	—	18.1
Income before income taxes	52.7	21.1	169.4	87.9
Income tax expense	13.0	5.2	41.4	21.5
Net income	39.7	15.9	128.0	66.4
Net income attributable to noncontrolling interests	—	0.1	—	0.2
Net income attributable to Forestar Group Inc.	$39.7	$15.8	$128.0	$66.2

Basic net income per common share attributable to Forestar Group Inc.	$0.80	$0.32	$2.57	$1.36
Weighted average number of common shares	49.9	49.4	49.8	48.7

Diluted net income per common share attributable to Forestar Group Inc.	$0.80	$0.32	$2.57	$1.36
Adjusted weighted average number of common shares	49.9	49.5	49.8	48.7

See accompanying notes to consolidated financial statements.

FORESTAR GROUP INC.
CONSOLIDATED STATEMENTS OF TOTAL EQUITY
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Non-controlling Interests	Total Equity
	(In millions, except share data)
Balances at September 30, 2021 (49,580,389 shares)	$49.6	$636.2	$329.1	$1.0	$1,015.9
Net income	—	—	40.5	—	40.5
Issuance of common stock (84,547 shares)	0.1	1.6	—	—	1.7
Stock issued under employee benefit plans (10,832 shares)	—	—	—	—	—
Cash paid for shares withheld for taxes	—	(0.1)	—	—	(0.1)
Stock-based compensation expense	—	0.4	—	—	0.4
Balances at December 31, 2021 (49,675,768 shares)	$49.7	$638.1	$369.6	$1.0	$1,058.4
Net income	—	—	47.8	—	47.8
Stock issued under employee benefit plans (62,576 shares)	—	—	—	—	—
Cash paid for shares withheld for taxes	—	(0.4)	—	—	(0.4)
Stock-based compensation expense	—	1.6	—	—	1.6
Balances at March 31, 2022 (49,738,344 shares)	$49.7	$639.3	$417.4	$1.0	$1,107.4
Net income	—	—	39.7	—	39.7
Stock issued under employee benefit plans (21,136 shares)	0.1	—	—	—	0.1
Cash paid for shares withheld for taxes	—	(0.1)	—	—	(0.1)
Stock-based compensation expense	—	0.8	—	—	0.8
Balances at June 30, 2022 (49,759,480 shares)	$49.8	$640.0	$457.1	$1.0	$1,147.9

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

FORESTAR GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended June 30,
	2022	2021
	(In millions)
OPERATING ACTIVITIES
Net income	$128.0	$66.4
Adjustments:
Depreciation and amortization	2.0	2.1
Deferred income taxes	1.2	4.6
Equity in earnings of unconsolidated ventures	(1.1)	(0.2)
Stock-based compensation expense	2.8	2.0
Real estate impairment and land option charges	7.0	1.6
Loss on extinguishment of debt	—	18.1
Gain on sale of assets	(3.2)	—
Changes in operating assets and liabilities:
Increase in real estate	(170.3)	(540.7)
Increase in other assets	(11.7)	(13.4)
Increase in accounts payable and other accrued liabilities	29.8	34.5
Increase in accrued development costs	6.5	26.3
(Decrease) increase in earnest money deposits on sales contracts	(1.2)	51.8
Decrease in income taxes receivable	—	6.3
Net cash used in operating activities	(10.2)	(340.6)
INVESTING ACTIVITIES
Expenditures for property, equipment, software and other	(3.2)	(0.5)
Return of investment in unconsolidated ventures	1.6	2.2
Proceeds from sale of assets	3.2	—
Net cash provided by investing activities	1.6	1.7
FINANCING ACTIVITIES
Proceeds from debt	—	425.0
Repayments of debt	—	(389.0)
Deferred financing fees	—	(5.0)
Issuance of common stock	1.7	32.6
Purchase of noncontrolling interest	—	(2.4)
Distributions to noncontrolling interests, net	—	(0.1)
Cash paid for shares withheld for taxes	(0.4)	(0.5)
Net cash provided by financing activities	1.3	60.6
Net decrease in cash and cash equivalents	(7.3)	(278.3)
Cash and cash equivalents at beginning of period	153.6	394.3
Cash and cash equivalents at end of period	$146.3	$116.0
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Note payable issued for real estate	$—	$12.5

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

In October 2017, Forestar became a majority-owned subsidiary of D.R. Horton, Inc. (D.R. Horton) by virtue of a merger with a wholly-owned subsidiary of D.R. Horton. Immediately following the merger, D.R. Horton owned 75% of the Company's outstanding common stock. In connection with the merger, the Company entered into certain agreements with D.R. Horton including a Stockholder’s Agreement, a Master Supply Agreement, and a Shared Services Agreement. D.R. Horton is considered a related party of Forestar under GAAP. At June 30, 2022, D.R. Horton owned approximately 63% of the Company's outstanding common stock.

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

Note 2—Segment Information

The Company manages its operations through its real estate segment which is its core business and generates substantially all of its revenues. The real estate segment primarily acquires land and develops infrastructure for single-family residential communities, and its revenues primarily come from sales of residential single-family finished lots to local, regional and national homebuilders. The Company has other business activities for which the related assets and operating results are immaterial, and therefore, are included within the Company's real estate segment.

Note 3—Real Estate

Real estate consists of:

	June 30, 2022	September 30, 2021
	(In millions)
Developed and under development projects	$1,950.6	$1,824.7
Undeveloped land	103.7	80.5
	$2,054.3	$1,905.2

In the nine months ended June 30, 2022, the Company invested $299.0 million for the acquisition of residential real estate and $784.7 million for the development of residential real estate. At June 30, 2022 and September 30, 2021, undeveloped land primarily consists of undeveloped land which the Company has the contractual right to sell to D.R. Horton at a sales price equal to the carrying value of the land at the time of sale plus additional consideration of 12% to 16% per annum.

Each quarter, the Company reviews the performance and outlook for all of its real estate projects for indicators of potential impairment and performs detailed impairment evaluations and analyses when necessary. As a result of this process, no impairment charges were recorded during the three months ended June 30, 2022. During the nine months ended June 30, 2022, impairment charges totaled $3.8 million. There were no impairment charges recorded in the prior year periods.

In the three and nine months ended June 30, 2022, earnest money and pre-acquisition cost write-offs related to land purchase contracts that the Company has terminated or expects to terminate were $1.0 million and $3.2 million, respectively, compared to $0.7 million and $1.6 million in the prior year periods. These land option charges and the impairment discussed above are included in cost of sales in the consolidated statements of operations.

Note 4—Revenues

Revenues consist of:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Residential lot sales	$295.1	$307.4	$1,108.2	$894.5
Deferred development lot sales	7.9	—	20.4	—
Tract sales and other	5.5	5.5	9.1	12.6
	$308.5	$312.9	$1,137.7	$907.1

In the three months ended June 30, 2022, deferred development lot sales include 67 undeveloped and partially developed lots that were sold to a customer other than D.R. Horton for a total transaction price of $9.4 million. As part of the transaction, the Company is obligated to complete the development of these lots. The Company received $4.6 million in cash at closing with the remainder due as development of the lots is completed. During the three months ended June 30, 2022, the Company recognized revenue of $1.1 million related to this transaction and revenue of $6.8 million related to previous deferred development lot sales.

In the nine months ended June 30, 2022, deferred development lot sales include 854 undeveloped and partially developed lots that were sold to customers other than D.R. Horton for a cumulative transaction price of $64.1 million. As part of these transactions, the Company is obligated to complete the development of the lots. In the nine months ended June 30, 2022, the Company received $33.6 million in cash related to deferred development transactions with the remainder due as development of the lots is completed. In the nine months ended June 30, 2022, the Company recognized revenue of $20.4 million related to deferred development transactions. The remaining revenue will be recognized over time as the Company’s development obligations are completed, which is anticipated to be within one year from the inception of each respective contract.

Note 5—Capitalized Interest

The Company capitalizes interest costs to real estate throughout the development period (active real estate). Capitalized interest is charged to cost of sales as the related real estate is sold to the buyer. During periods in which the Company’s active real estate is lower than its debt level, a portion of the interest incurred is reflected as interest expense in the period incurred. In the first nine months of fiscal 2022 and fiscal 2021, the Company’s active real estate exceeded its debt level, and all interest incurred was capitalized to real estate.

The following table summarizes the Company’s interest costs incurred, capitalized and expensed in the three and nine months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Capitalized interest, beginning of period	$50.6	$54.3	$53.7	$48.7
Interest incurred	8.3	10.3	24.7	33.3
Interest charged to cost of sales	(7.2)	(8.1)	(26.7)	(25.5)
Capitalized interest, end of period	$51.7	$56.5	$51.7	$56.5

Note 6—Other Assets, Accrued Expenses and Other Liabilities

The Company's other assets at June 30, 2022 and September 30, 2021 were as follows:

	June 30, 2022	September 30, 2021
	(In millions)
Earnest money notes receivable on sales contracts	$—	$0.7
Receivables, net	14.9	0.4
Lease right of use assets	7.8	6.9
Prepaid expenses	25.5	15.4
Land purchase contract deposits	11.2	10.4
Other assets	1.9	5.3
	$61.3	$39.1

The Company's accrued expenses and other liabilities at June 30, 2022 and September 30, 2021 were as follows:

	June 30, 2022	September 30, 2021
	(In millions)
Accrued employee compensation and benefits	$8.3	$7.9
Accrued property taxes	4.8	3.4
Lease liabilities	8.4	7.3
Accrued interest	7.8	8.5
Contract liabilities	17.0	5.8
Deferred income	4.1	6.8
Income taxes payable	12.5	6.8
Other accrued expenses	3.6	8.9
Other liabilities	1.0	1.3
	$67.5	$56.7
Contract liabilities at June 30, 2022 include $13.2 million related to the Company's remaining unsatisfied performance obligations on deferred development lots.

Note 7—Debt

The Company's notes payable at their carrying amounts consist of the following:

	June 30, 2022	September 30, 2021
	(In millions)
Unsecured:
Revolving credit facility	$—	$—
3.85% senior notes due 2026 (1)	396.2	395.5
5.0% senior notes due 2028 (1)	296.9	296.5
Other note payable	12.5	12.5
	$705.6	$704.5
______________
(1)Unamortized debt issuance costs that were deducted from the carrying amounts of the senior notes totaled $6.9 million and $8.0 million at June 30, 2022 and September 30, 2021, respectively.

Bank Credit Facility

The Company has a $410 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $600 million, subject to certain conditions and availability of additional bank commitments. The maturity date of the facility is April 16, 2025. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the revolving credit commitment. Borrowings under the revolving credit facility are subject to a borrowing base calculation based on the book value of the Company's real estate assets and unrestricted cash. Letters of credit issued under the facility reduce the available borrowing capacity. There were no borrowings or repayments under the facility in the nine months ended June 30, 2022. At June 30, 2022, there were no borrowings outstanding and $56.0 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $354.0 million.

The revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require a minimum level of tangible net worth, a minimum level of liquidity, and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At June 30, 2022, the Company was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility.

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

The indentures governing the senior notes require that, upon the occurrence of both a change of control and a rating decline (each as defined in the respective indenture), the Company offer to purchase the notes at 101% of their principal amount. If the Company or its restricted subsidiaries dispose of assets, under certain circumstances, the Company will be required to either invest the net cash proceeds from such asset sales in its business within a specified period of time, repay certain senior secured debt or debt of its non-guarantor subsidiaries, or make an offer to purchase a principal amount of the notes equal to the excess net cash proceeds at a purchase price of 100% of their principal amount. The indentures contain covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries to pay dividends or distributions, repurchase equity, prepay subordinated debt and make certain investments; incur additional debt or issue mandatorily redeemable equity; incur liens on assets; merge or consolidate with another company or sell or otherwise dispose of all or substantially all of the Company’s assets; enter into transactions with affiliates; and allow to exist certain restrictions on the ability of subsidiaries to pay dividends or make other payments. At June 30, 2022, the Company was in compliance with all of the limitations and restrictions associated with its senior note obligations.

Effective April 30, 2020, the Board of Directors authorized the repurchase of up to $30 million of the Company’s debt securities. The authorization has no expiration date. All of the $30 million authorization was remaining at June 30, 2022.

Other Note Payable

The Company's other note payable of $12.5 million was issued as part of a transaction to acquire real estate for development. The note is non-recourse and is secured by the underlying real estate, accrues interest at 4.0% per annum and matures in October 2023.

Note 8—Earnings per Share

The computations of basic and diluted earnings per share are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
	(In millions, except share and per share amounts)
Numerator:
Net income attributable to Forestar Group Inc.	$39.7	$15.8	$128.0	$66.2
Denominator:
Weighted average common shares outstanding — basic	49,879,394	49,419,594	49,794,566	48,653,676
Dilutive effect of stock-based compensation	14,246	89,485	40,325	83,623
Total weighted average shares outstanding — diluted	49,893,640	49,509,079	49,834,891	48,737,299

Basic net income per common share attributable to Forestar Group Inc.	$0.80	$0.32	$2.57	$1.36
Diluted net income per common share attributable to Forestar Group Inc.	$0.80	$0.32	$2.57	$1.36

Note 9—Income Taxes

The Company’s income tax expense for the three and nine months ended June 30, 2022 was $13.0 million and $41.4 million compared to $5.2 million and $21.5 million in the prior year periods. The effective tax rate was 24.7% and 24.4% for the three and nine months ended June 30, 2022 compared to 24.6% and 24.5% in the prior year periods. The effective tax rate for all periods includes an expense for state income taxes and nondeductible expenses and a benefit related to noncontrolling interests.

At June 30, 2022, the Company had deferred tax liabilities, net of deferred tax assets, of $24.5 million. The deferred tax assets were partially offset by a valuation allowance of $1.1 million, resulting in a net deferred tax liability of $25.6 million. At September 30, 2021, deferred tax liabilities, net of deferred tax assets, were $23.2 million. The deferred tax assets were partially offset by a valuation allowance of $1.2 million, resulting in a net deferred tax liability of $24.4 million. The valuation allowance for both periods was recorded because it is more likely than not that a portion of the Company's state deferred tax assets, primarily net operating loss (NOL) carryforwards, will not be realized because the Company is no longer operating in some states or the NOL carryforward periods are too brief to realize the related deferred tax asset. The Company will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance on its deferred tax assets. Any reversal of the valuation allowance in future periods will impact the effective tax rate.

Note 10—Stockholders' Equity and Stock-Based Compensation

Stockholders' Equity

The Company has an effective shelf registration statement, filed with the Securities and Exchange Commission in October 2021, registering $750 million of equity securities, of which $300 million was reserved for sales under its at-the-market equity offering program that became effective in November 2021. The Company issued no shares of common stock under its at-the-market equity offering program in the three months ended June 30, 2022. In the nine months ended June 30, 2022, the Company issued 84,547 shares of common stock under its at-the-market equity offering program for proceeds of $1.7 million, net of commissions and other issuance costs totaling $0.1 million. At June 30, 2022, $748.2 million remained available for issuance under the shelf registration statement, of which $298.2 million was reserved for sales under the at-the-market equity offering program.

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

In the nine months ended June 30, 2022, a total of 394,786 time-based RSUs were granted. The weighted average grant date fair value of these equity awards was $17.76 per unit, and they vest annually in equal installments over periods of three to five years. Total stock-based compensation expense related to the Company's RSUs for the three and nine months ended June 30, 2022 was $0.8 million and $2.8 million compared to $0.8 million and $2.0 million in the prior year periods. Stock-based compensation expense in the nine months ended June 30, 2022 and 2021 includes $1.2 million and $0.7 million, respectively, of expense recognized for employees that were retirement eligible on the date of grant.

Note 11—Commitments and Contingencies

Contractual Obligations and Off-Balance Sheet Arrangements

In support of the Company's residential lot development business, it issues letters of credit under the revolving credit facility and has a surety bond program that provides financial assurance to beneficiaries related to the execution and performance of certain development obligations. At June 30, 2022, the Company had outstanding letters of credit of $56.0 million under the revolving credit facility and surety bonds of $596.6 million issued by third parties to secure performance under various contracts. The Company expects that its performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When the Company completes its performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving the Company with no continuing obligations. The Company has no material third-party guarantees.

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

Note 12—Related Party Transactions

The Company has a Shared Services Agreement with D.R. Horton whereby D.R. Horton provides the Company with certain administrative, compliance, operational and procurement services. In the nine months ended June 30, 2022, selling, general and administrative expense in the consolidated statements of operations includes $3.1 million for these shared services, $5.5 million for the cost of health insurance and other employee benefits and $5.6 million for other corporate and administrative expenses paid by D.R. Horton on behalf of the Company. In the nine months ended June 30, 2021, shared services expenses were $2.9 million, the cost of health insurance and other employee benefits was $3.4 million and other corporate and administrative expenses paid by D.R. Horton on behalf of the Company were $5.5 million.

Under the terms of the Master Supply Agreement with D.R. Horton, both companies identify land development opportunities to expand the Company's portfolio of assets. At June 30, 2022 and September 30, 2021, the Company owned approximately 65,300 and 64,400 residential lots, respectively, of which D.R. Horton had the following involvement.

	June 30, 2022	September 30, 2021
	(Dollars in millions)
Residential lots under contract to sell to D.R. Horton	19,300	21,000
Residential lots subject to right of first offer with D.R. Horton	19,100	18,200
Earnest money deposits from D.R. Horton for lots under contract	$139.2	$143.1
Earnest money notes from D.R. Horton for lots under contract	$—	$0.7
Remaining purchase price of lots under contract with D.R. Horton	$1,496.5	$1,582.7

In the three months ended June 30, 2022 and 2021, the Company sold 3,473 and 3,858 residential lots, and lot sales revenues were $303.0 million and $307.4 million. In the nine months ended June 30, 2022 and 2021, the Company sold 13,777 and 11,013 residential lots, and lot sales revenues were $1.1 billion and $894.5 million. Lot sales to D.R. Horton and the related revenue in those periods were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
Residential single-family lots sold to D.R. Horton	3,038	3,719	11,823	10,466
Residential lot sales revenues from sales to D.R. Horton	$257.6	$300.4	$975.7	$860.0
Tract acres sold to D.R. Horton	—	7	—	21
Tract sales revenues from sales to D.R. Horton	$—	$3.0	$—	$6.0
Other revenue from transactions with D.R. Horton	$—	$2.4	$—	$2.4

In addition, the net impact of the change in contract liabilities increased revenues on lot sales to D.R. Horton by $0.5 million and $2.1 million in the three and nine months ended June 30, 2022 and decreased revenues on lot sales to D.R. Horton by $3.9 million in both the three and nine months ended June 30, 2021.

In the three and nine months ended June 30, 2022, the Company reimbursed D.R. Horton approximately $4.2 million and $9.6 million for previously paid earnest money and $18.3 million and $56.1 million for pre-acquisition and other due diligence and development costs related to land purchase contracts whereby D.R. Horton assigned its rights under these land purchase contracts to the Company. In the three and nine months ended June 30, 2021, the Company reimbursed D.R. Horton approximately $3.5 million and $27.7 million for previously paid earnest money and $14.9 million and $43.1 million for pre-acquisition and other due diligence and development costs.

In the three and nine months ended June 30, 2022, the Company paid D.R. Horton $0.4 million and $2.0 million for land development services compared to $1.3 million and $4.2 million for these services in the prior year periods. Additionally, in the three months ended June 30, 2022, the Company paid D.R. Horton a commission of $0.2 million related to a tract sale to a third party. These amounts are included in cost of sales in the Company’s consolidated statements of operations.

At June 30, 2022 and September 30, 2021, undeveloped land primarily consists of undeveloped land which the Company has the contractual right to sell to D.R. Horton at a sales price equal to the carrying value of the land at the time of sale plus additional consideration of 12% to 16% per annum.

At June 30, 2022 and September 30, 2021, accrued expenses and other liabilities on the Company's consolidated balance sheets includes $1.1 million and $6.7 million, respectively, owed to D.R. Horton for any accrued and unpaid shared service charges, land purchase contract deposits and due diligence and other development cost reimbursements.

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

For the financial assets and liabilities that the Company does not reflect at fair value, the following tables present both their respective carrying value and fair value at June 30, 2022 and September 30, 2021.

		Fair Value at June 30, 2022
	Carrying Value	Level 1	Level 2	Level 3	Total
	(in millions)
Cash and cash equivalents (a)	$146.3	$146.3	$—	$—	$146.3
Debt (b) (c)	705.6	—	577.9	12.5	590.4

		Fair Value at September 30, 2021
	Carrying Value	Level 1	Level 2	Level 3	Total
	(in millions)
Cash and cash equivalents (a)	$153.6	$153.6	$—	$—	$153.6
Debt (b) (c)	704.5	—	711.2	12.5	723.7
 _____________________
(a)    The fair values of cash and cash equivalents approximate their carrying values due to their short-term nature and are classified as Level 1 within the fair value hierarchy.
(b)    At June 30, 2022 and September 30, 2021, debt primarily consists of the Company's senior notes. The fair value of the senior notes is determined based on quoted market prices, which is classified as Level 2 within the fair value hierarchy.

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

Our Operations

We are a residential lot development company with operations in 52 markets in 22 states as of June 30, 2022. In October 2017, we became a majority-owned subsidiary of D.R. Horton. Through our alignment with and support from D.R. Horton, we have grown our business into a national, well-capitalized residential lot developer selling lots to D.R. Horton and other customers. As our controlling shareholder, D.R. Horton has significant influence in guiding our strategic direction and operations. Our strategy is focused on making investments in land acquisition and development to expand our residential lot development business across a geographically diverse national platform while consolidating market share in the fragmented U.S. lot development industry. We are primarily investing in short duration, phased development projects. This strategy is a unique, lower-risk business model that we expect will produce more consistent returns than other public and private land developers. We also make strategic short-term investments in finished lots (lot banking) and undeveloped land with the intent to sell these assets within a short time period, primarily to D.R. Horton, utilizing available capital prior to its deployment into longer term lot development projects.

Throughout the nine months ended June 30, 2022, demand for our residential lots remained strong. However, municipality delays, disruptions in the supply chain for certain construction materials and tightness in the labor market have caused our development cycles to lengthen in certain markets. We expect to see a moderation in demand as mortgage interest rates have increased substantially and inflationary pressures have remained elevated. Although these pressures may persist for some time, we believe we are well-positioned to effectively operate through changing economic conditions because of our low net leverage and strong liquidity position, our low overhead model and our strategic relationship with D.R. Horton.

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

Results of Operations

The following tables and related discussion set forth key operating and financial data as of and for the three and nine months ended June 30, 2022 and 2021.

Operating Results

Components of income before income taxes were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Revenues	$308.5	$312.9	$1,137.7	$907.1
Cost of sales	234.6	257.1	902.9	753.8
Selling, general and administrative expense	24.1	16.9	69.9	48.7
Equity in earnings of unconsolidated ventures	—	—	(1.1)	(0.2)
Gain on sale of assets	(2.7)	—	(3.2)	—
Interest and other income	(0.2)	(0.3)	(0.2)	(1.2)
Loss on extinguishment of debt	—	18.1	—	18.1
Income before income taxes	$52.7	$21.1	$169.4	$87.9

Lot Sales

Residential lots sold consist of:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Development projects	3,406	3,330	12,593	9,606
Lot banking projects	—	528	330	1,407
	3,406	3,858	12,923	11,013
Deferred development projects	67	—	854	—
	3,473	3,858	13,777	11,013

Average sales price per lot (a)	$86,500	$80,700	$85,600	$81,600
 _______________
(a) Excludes lots sold from deferred development projects and any impact from change in contract liabilities.

Revenues

Revenues consist of:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Residential lot sales:
Development projects	$294.6	$274.8	$1,078.8	$797.0
Lot banking projects	—	36.5	27.3	101.4
Decrease (increase) in contract liabilities	0.5	(3.9)	2.1	(3.9)
	295.1	307.4	1,108.2	894.5
Deferred development projects	7.9	—	20.4	—
	303.0	307.4	1,128.6	894.5
Tract sales and other	5.5	5.5	9.1	12.6
Total revenues	$308.5	$312.9	$1,137.7	$907.1

Residential lots sold and residential lot sales revenues in the three months ended June 30, 2022 decreased compared to the prior year period primarily due to the decrease in lots sold from lot banking projects compared to the prior year period. In the three months ended June 30, 2022, we sold 3,038 residential lots to D.R. Horton for $257.6 million compared to 3,719 residential lots sold to D.R. Horton for $300.4 million in the prior year period. In the three months ended June 30, 2022, we sold 435 residential lots to customers other than D.R. Horton for $46.5 million, inclusive of the $9.4 million total transaction price of the deferred development lot sales, compared to 139 residential lots sold to customers other than D.R. Horton for $10.8 million in the prior year period. Residential lots sold and residential lot sales revenues in the nine months ended June 30, 2022 increased compared to the prior year period as we have grown our business primarily through our strategic relationship with D.R. Horton. In the nine months ended June 30, 2022, we sold 11,823 residential lots to D.R. Horton for $975.7 million compared to 10,466 residential lots sold to D.R. Horton for $860.0 million in the prior year period. In the nine months ended June 30, 2022, we sold 1,954 residential lots to customers other than D.R. Horton for $194.6 million, inclusive of the $64.1 million cumulative transaction price of the deferred development lot sales, compared to 547 residential lots sold to customers other than D.R. Horton for $38.4 million in the prior year period.

In the three months ended June 30, 2022, deferred development lot sales include 67 undeveloped and partially developed lots that were sold to a customer other than D.R. Horton for a total transaction price of $9.4 million. As part of the transaction, we are obligated to complete the development of these lots. We received $4.6 million in cash at closing with the remainder due as development of the lots is completed. During the three months ended June 30, 2022, we recognized revenue of $1.1 million related to this transaction and revenue of $6.8 million related to previous deferred development lot sales.

In the nine months ended June 30, 2022, deferred development lot sales include 854 undeveloped and partially developed lots that were sold to customers other than D.R. Horton for a cumulative transaction price of $64.1 million. As part of these transactions, we are obligated to complete the development of the lots. In the nine months ended June 30, 2022, we received $33.6 million in cash related to deferred development transactions with the remainder due as development of the lots is completed. In the nine months ended June 30, 2022, we recognized revenue of $20.4 million related to deferred development transactions. The remaining revenue will be recognized over time as our development obligations are completed.

Tract sales and other revenue in the three months ended June 30, 2022 primarily consists of 12 tract acres sold to a third party for $5.1 million. Tract sales and other revenues in the nine months ended June 30, 2022 primarily consists of 50 tract acres sold to third parties for $8.5 million. Tract sales and other revenue in the three months ended June 30, 2021 primarily consists of 7 tract acres sold to D.R. Horton for $3.0 million. Tract sales and other revenue in the nine months ended June 30, 2021 primarily consists of 11 tract acres sold to third parties for $1.4 million and 21 tract acres sold to D.R. Horton for $6.0 million.

Cost of sales in the three months ended June 30, 2022 decreased as compared to the prior year periods primarily due to the decrease in the number of lots sold. Cost of sales in the nine months ended June 30, 2022 increased as compared to the prior year periods primarily due to the increase in the number of lots sold. Cost of sales in the nine months ended June 30, 2022 includes a non-cash impairment charge of $3.8 million.

Selling, General and Administrative (SG&A) Expense and Other Income Statement Items

SG&A expense in the three and nine months ended June 30, 2022 was $24.1 million and $69.9 million compared to $16.9 million and $48.7 million in the prior year periods. SG&A expense as a percentage of revenues was 7.8% and 6.1% in the three and nine months ended June 30, 2022 compared to 5.4% in both prior year periods. Our SG&A expense primarily consists of employee compensation and related costs. Our business operations employed 312 and 232 employees at June 30, 2022 and 2021, respectively.

Equity in earnings of unconsolidated ventures in all periods reflects our share of earnings in ventures that we account for using the equity method.

Gain on sale of assets in the three and nine months ended June 30, 2022 consists of a gain of $2.7 million associated with the refinancing of the Cibolo Canyons Special Improvement District (CCSID) bonds originally issued in 2014. The refinancing partially reduced our remaining obligation in connection with the bonds. Gain on sale of assets in the nine months ended June 30, 2022 also includes a gain of $0.5 million associated with the sale of an investment.

Interest and other income primarily represents interest earned on our cash deposits.

Income Taxes

Our income tax expense for the three and nine months ended June 30, 2022 was $13.0 million and $41.4 million compared to $5.2 million and $21.5 million in the prior year periods. Our effective tax rate was 24.7% and 24.4% for the three and nine months ended June 30, 2022 compared to 24.6% and 24.5% in the prior year periods. Our effective tax rate for all periods includes an expense for state income taxes and nondeductible expenses and a benefit related to noncontrolling interests.

At June 30, 2022, we had deferred tax liabilities, net of deferred tax assets, of $24.5 million. The deferred tax assets were partially offset by a valuation allowance of $1.1 million, resulting in a net deferred tax liability of $25.6 million. At September 30, 2021, deferred tax liabilities, net of deferred tax assets, were $23.2 million. The deferred tax assets were partially offset by a valuation allowance of $1.2 million, resulting in a net deferred tax liability of $24.4 million. The valuation allowance for both periods was recorded because it is more likely than not that a portion of our state deferred tax assets, primarily net operating loss (NOL) carryforwards, will not be realized because we are no longer operating in some states or the NOL carryforward periods are too brief to realize the related deferred tax asset. We will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance on our deferred tax assets. Any reversal of the valuation allowance in future periods will impact our effective tax rate.

Land and Lot Position

Our land and lot position at June 30, 2022 and September 30, 2021 is summarized as follows:

	June 30, 2022	September 30, 2021
Lots owned	65,300	64,400
Lots controlled through land and lot purchase contracts	31,700	32,600
Total lots owned and controlled	97,000	97,000

Owned lots under contract to sell to D.R. Horton	19,300	21,000
Owned lots under contract to customers other than D.R. Horton	1,000	800
Total owned lots under contract	20,300	21,800

Owned lots subject to right of first offer with D.R. Horton based on executed purchase and sale agreements	19,100	18,200
Owned lots fully developed	5,300	5,300

Liquidity and Capital Resources

At June 30, 2022, we had $146.3 million of cash and cash equivalents and $354.0 million of available borrowing capacity on our revolving credit facility. We have no senior note maturities until fiscal 2026. We believe we are well-positioned to effectively operate through changing economic conditions because of our low net leverage and strong liquidity position, our low overhead model and our strategic relationship with D.R. Horton.

At June 30, 2022, our ratio of debt to total capital (debt divided by stockholders’ equity plus debt) was 38.1% compared to 41.0% at September 30, 2021 and 42.1% at June 30, 2021. Our ratio of net debt to total capital (debt net of unrestricted cash divided by stockholders’ equity plus debt net of unrestricted cash) at June 30, 2022 was 32.8% compared to 35.2% at September 30, 2021 and 37.8% at June 30, 2021. Over the long term, we intend to maintain our ratio of net debt to total capital at approximately 40% or less. We believe that the ratio of net debt to total capital is useful in understanding the leverage employed in our operations.

We believe that our existing cash resources and revolving credit facility will provide sufficient liquidity to fund our near-term working capital needs. Our ability to achieve our long-term growth objectives will largely depend on our ability to obtain financing in sufficient amounts. We regularly evaluate alternatives for managing our capital structure and liquidity profile in consideration of expected cash flows, growth and operating capital requirements and capital market conditions. Subject to market conditions we may, at any time, be considering or preparing for the purchase or sale of our debt securities, the sale of our common stock or a combination thereof.

Bank Credit Facility

We have a $410 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $600 million, subject to certain conditions and availability of additional bank commitments. The maturity date of the facility is April 16, 2025. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the revolving credit commitment. Borrowings under the revolving credit facility are subject to a borrowing base calculation based on the book value of our real estate assets and unrestricted cash. Letters of credit issued under the facility reduce the available borrowing capacity. There were no borrowings or repayments under the facility in the nine months ended June 30, 2022. At June 30, 2022, there were no borrowings outstanding and $56.0 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $354.0 million.

The revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require a minimum level of tangible net worth, a minimum level of liquidity, and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At June 30, 2022, we were in compliance with all of the covenants, limitations and restrictions of our revolving credit facility.

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

The indentures governing the senior notes require that, upon the occurrence of both a change of control and a rating decline (each as defined in the respective indenture), we offer to purchase the notes at 101% of their principal amount. If we or our restricted subsidiaries dispose of assets, under certain circumstances, we will be required to either invest the net cash proceeds from such asset sales in our business within a specified period of time, repay certain senior secured debt or debt of our non-guarantor subsidiaries, or make an offer to purchase a principal amount of the notes equal to the excess net cash proceeds at a purchase price of 100% of their principal amount. The indentures contain covenants that, among other things, restrict our ability and the ability of our restricted subsidiaries to pay dividends or distributions, repurchase equity, prepay subordinated debt and make certain investments; incur additional debt or issue mandatorily redeemable equity; incur liens on assets; merge or consolidate with another company or sell or otherwise dispose of all or substantially all of our assets; enter into transactions with affiliates; and allow to exist certain restrictions on the ability of subsidiaries to pay dividends or make other payments. At June 30, 2022, we were in compliance with all of the limitations and restrictions associated with our senior note obligations.

Effective April 30, 2020, our Board of Directors authorized the repurchase of up to $30 million of our debt securities. The authorization has no expiration date. All of the $30 million authorization was remaining at June 30, 2022.

Other Note Payable

Our other note payable of $12.5 million was issued as part of a transaction to acquire real estate for development. The note is non-recourse and is secured by the underlying real estate, accrues interest at 4.0% per annum and matures in October 2023.

Issuance of Common Stock

We have an effective shelf registration statement, filed with the Securities and Exchange Commission in October 2021, registering $750 million of equity securities, of which $300 million was reserved for sales under our at-the-market equity offering program that became effective in November 2021. We issued no shares of common stock under our at-the-market equity offering program in the three months ended June 30, 2022. In the nine months ended June 30, 2022, we issued 84,547 shares of common stock under our at-the-market equity offering program for proceeds of $1.7 million, net of commissions and other issuance costs totaling $0.1 million. At June 30, 2022, $748.2 million remained available for issuance under the shelf registration statement, of which $298.2 million was reserved for sales under the at-the-market equity offering program.

Operating Cash Flow Activities

In the nine months ended June 30, 2022, net cash used in operating activities was $10.2 million compared to $340.6 million in the nine months ended June 30, 2021. The cash used in operating activities in the current period was primarily the result of the increase in real estate partially offset by net income generated in the period. The cash used in operating activities in the prior year period was primarily due to the increase in real estate.

Investing Cash Flow Activities

In the nine months ended June 30, 2022, net cash provided by investing activities was $1.6 million compared to $1.7 million in the nine months ended June 30, 2021. The cash provided by investing activities in the current period consists primarily of cash received from the sale of an investment, partially offset by cash expenditures for property and equipment. Additionally, cash provided by investing activities in both periods includes distributions received from our unconsolidated ventures.

Financing Cash Flow Activities

In the nine months ended June 30, 2022, net cash provided by financing activities was $1.3 million compared to $60.6 million in the nine months ended June 30, 2021. Cash provided by financing activities in the prior year period was primarily the result of proceeds from the issuance of $400 million principal amount of 3.85% senior notes and the issuance of common stock under our at-the-market equity offering program for net proceeds of $32.6 million, which were partially offset by the redemption of our $350 million principal amount of 8.0% senior notes and the related call premium of $14.0 million.

Contractual Obligations and Off-Balance Sheet Arrangements

In support of our residential lot development business, we issue letters of credit under our revolving credit facility and we have a surety bond program that provides financial assurance to beneficiaries related to the execution and performance of certain development obligations. At June 30, 2022, we had outstanding letters of credit of $56.0 million under the revolving credit facility and surety bonds of $596.6 million, issued by third parties to secure performance under various contracts. We expect that our performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When we complete our performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving us with no continuing obligations. We have no material third-party guarantees.

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

Our fixed rate debt consists of $400 million principal amount of 3.85% senior notes due May 2026, $300 million principal amount of 5.0% senior notes due March 2028 and $12.5 million principal amount of 4.0% other note payable due in October 2023. Our variable rate debt consists of the outstanding borrowings on our $410 million senior unsecured revolving credit facility, of which there were none at June 30, 2022.

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

(b) Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FORESTAR GROUP INC.

Date: July 20, 2022	By:	/s/ James D. Allen
James D. Allen, on behalf of Forestar Group Inc.
as Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)