Form 10-K
period 2022-09-30
Forestar Group Inc.
filed 2022-11-17
CIK 1406587

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
As of March 31, 2022, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $322 million based on the closing price as reported on the New York Stock Exchange.
As of November 10, 2022, there were 49,769,480 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Selected portions of the Company’s definitive proxy statement for the 2023 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

FORESTAR GROUP INC.
2022 ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business.

Overview

Forestar Group Inc. is a national, well-capitalized residential lot development company focused primarily on making investments in land acquisition and development to sell finished single-family residential lots to homebuilders. Our common stock is listed on the New York Stock Exchange (NYSE) under the ticker symbol “FOR.” The terms “Forestar,” the “Company,” “we” and “our” used herein refer to Forestar Group Inc., a Delaware corporation, and its predecessors and subsidiaries.

We conduct a wide range of project planning and management activities related to the entitlement, acquisition, community development and sale of residential lots. We generally secure entitlements while the land is under contract by creating plans that meet the needs of the markets where we operate, and we aim to have all entitlements secured before closing on the investment. Moving land through the entitlement and development process creates significant value. We primarily invest in entitled short-duration projects that can be developed in phases, enabling us to complete and sell lots at a pace that matches market demand, consistent with our focus on maximizing capital efficiency and returns. This strategy is a unique, lower-risk business model that we expect will produce more consistent returns than other public and private land developers. We also make short-term strategic investments in finished lots (lot banking) and undeveloped land (land banking) with the intent to sell these assets within a short time period to utilize available capital prior to its deployment into longer-term lot development projects. For the year ended September 30, 2022, we sold 17,691 lots with an average sales price of $86,300. At September 30, 2022, our lot position consisted of 90,100 residential lots, of which approximately 61,800 were owned and 28,300 were controlled through purchase contracts. Of our 61,800 owned lots, approximately 19,200 lots are under contract to be sold for an aggregate remaining sales price of approximately $1.5 billion.

We have expanded and diversified our lot development operations across 53 markets in 21 states by investing available capital into our existing markets and by entering new markets. We believe our geographically diverse operations provide a strong platform for us to consolidate market share in the highly fragmented lot development industry. We also believe our geographic diversification lowers our operational risks and enhances our earnings potential by mitigating the effects of local and regional economic cycles.

Our customers are primarily local, regional and national homebuilders. The lots we deliver in our communities are primarily for entry-level, first-time move-up and active adult homes. Entry-level and first-time move-up homebuyers are the largest segments of the new home market. We also market some of our communities towards build-to-rent operators.

Our real estate origins date back to the 1954 incorporation of Lumbermen’s Investment Corporation, which became a wholly-owned subsidiary of the predecessor to Temple-Inland Inc. ("Temple-Inland") in 1971. We changed our name to Forestar Real Estate Group Inc. after Temple-Inland began reporting us as a separate business segment in 2006, and in 2007, Temple-Inland completed a tax-free distribution of our shares to its stockholders, making us an independent publicly-traded company. In 2008, we changed our name from Forestar Real Estate Group Inc. to Forestar Group Inc. We became a majority-owned subsidiary of D.R. Horton, Inc. ("D.R. Horton") in October 2017 by virtue of a merger with a wholly-owned subsidiary of D.R. Horton. Immediately following the merger, D.R. Horton owned 75% of our outstanding common stock, and as of September 30, 2022 they owned approximately 63% of our outstanding common stock. As our controlling shareholder, D.R. Horton has significant influence in guiding our strategic direction and operations. In connection with the merger, we entered into certain agreements with D.R. Horton including a Stockholder’s Agreement, a Master Supply Agreement and a Shared Services Agreement. Under the terms of the Master Supply Agreement, we supply finished lots to D.R. Horton at market terms offered by Forestar and both companies identify land development opportunities to expand our portfolio of assets.

We manage our operations through our real estate segment. Our national footprint provides diversification in our real estate inventory investments and our sources of revenues and earnings. At September 30, 2022, we conducted our operations in the states and markets listed below.

State	Market	State	Market

Alabama	Birmingham	Maryland	Washington/Arlington/Alexandria
Huntsville
	Mobile/Baldwin County	Minnesota	Minneapolis/St. Paul
Tuscaloosa
		Nevada	Las Vegas
Arizona	Phoenix		Reno
Tucson
		New Jersey	Southern New Jersey
California	Riverside County
		New Mexico	Albuquerque
Colorado	Denver
	Fort Collins	North Carolina	Asheville
Charlotte
Florida	Fort Myers/Naples		Greensboro
	Gainesville		Greenville
	Jacksonville		Raleigh-Durham
	Lakeland		Wilmington
Melbourne
	Miami/Fort Lauderdale	Ohio	Columbus
	Ocala		Cincinnati
Orlando
	Pensacola/Panama City	Pennsylvania	Allentown/Bethlehem/Easton
Port St. Lucie
	Tampa/Sarasota	South Carolina	Charleston
	Volusia County		Greenville/Spartanburg
	West Palm Beach		Hilton Head

Georgia	Atlanta	Tennessee	Nashville
Augusta
	Savannah	Texas	Austin
Dallas
Illinois	Chicago		Fort Worth
Houston
Indiana	Indianapolis		San Antonio

Iowa	Des Moines	Washington	Seattle/Tacoma/Everett

When evaluating new or existing markets for purposes of capital allocation, we consider local, market-specific factors, including, among others:
•economic conditions;
•employment levels and job growth;
•housing demand and affordability;
•availability of land and lots in desirable locations on acceptable terms;
•land entitlement and development processes;
•availability of qualified subcontractors;
•new and secondary home sales activity;
•competition; and
•performance capabilities of our local management teams.

Business Operations

The majority of our real estate projects are single-family residential communities. We primarily purchase land in the open market and install the necessary infrastructure to develop the land into finished residential lots for single-family homes. Our customers are primarily local, regional and national homebuilders. Our managers are responsible for the following activities related to our land and lot acquisition and development activities:

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

Our corporate executives and office personnel are responsible for establishing our operational policies and internal control standards and monitoring compliance with established policies and controls throughout our operations. We have a Shared Services Agreement with D.R. Horton whereby D.R. Horton provides us with certain administrative, compliance, operational and procurement services. Our corporate executives and office personnel are responsible for, and provide oversight and review for, the following shared services performed by D.R. Horton:
•finance and treasury;
•risk and insurance;
•information technology;
•internal audit;
•investor relations; and
•human resources, payroll and employee benefits.

We have a Master Supply Agreement with D.R. Horton which establishes our business relationship with D.R. Horton as both companies identify residential real estate opportunities. The agreement provides D.R. Horton the right of first offer to purchase, at market prices and terms offered by Forestar, up to 100% of the lots from D.R. Horton sourced projects, up to 50% of the lots in the first phase of a Forestar sourced project and up to 50% of the lots in any subsequent phase in which D.R. Horton purchases at least 25% of the lots in the previous phase. D.R. Horton has no such rights on third-party sourced development opportunities. The Master Supply Agreement continues until the earlier of (i) the date at which D.R. Horton owns less than 15% of our voting shares or (ii) June 29, 2037; however, we may terminate the agreement at any time when D.R. Horton owns less than 25% of our voting shares.

We have a Stockholder's Agreement with D.R. Horton which defines D.R. Horton’s right to nominate members to our Board, requires D.R. Horton’s consent for certain transactions and establishes an investment committee. D.R. Horton has the right to nominate our Board members commensurate with its equity ownership. As long as D.R. Horton owns at least 20% of our voting securities, it retains the right to nominate individuals to our Board based on its equity ownership as well as designate the Executive Chairman.

As long as D.R. Horton owns at least 35% of our voting securities, we must obtain D.R. Horton’s consent to (i) issue any new class of equity or shares of our common stock in excess of certain amounts; (ii) incur, assume, refinance or guarantee debt that would increase our total leverage to greater than 40%; (iii) select, terminate, remove or change compensation arrangements for the Executive Chairman, Chief Executive Officer, Chief Financial Officer and other key senior management; and (iv) make an acquisition or investment greater than $20 million. The Stockholder’s Agreement also establishes an investment committee to approve new investments up to $20 million.

Land/Lot Acquisition and Inventory Management

We acquire land for use in our development operations after we have completed due diligence and obtained the development rights (known as entitlements). Before we acquire lots or tracts of land, we complete a feasibility study, which includes soil tests, independent environmental studies, other engineering work and financial analysis. We also evaluate the status of necessary zoning and other governmental entitlements required to develop the property for home construction. Although we purchase and develop land primarily to sell finished lots to homebuilders, we may sell land where we have excess land positions or for other strategic reasons.

We also enter into land purchase contracts, whereby we obtain the right, but generally not the obligation, to buy land at predetermined prices on a defined schedule commensurate with planned development. These contracts generally are non-recourse, which limits our financial exposure to our earnest money deposited into escrow under the terms of the contract and any pre-acquisition due diligence costs we incur. This enables us to control land with limited capital investment.

We attempt to mitigate our exposure to real estate inventory risks by:
•managing our supply of land and lots owned and controlled through purchase contracts in each market based on anticipated future demand;
•monitoring local market and demographic trends that affect housing demand;
•limiting the size of our land development projects and focusing on short duration projects;
•acquiring land entitled for single-family residential housing and managing our development in phases;
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

We typically do not maintain inventories of land development materials except for work-in-progress materials for active development projects. Generally, the materials used in our operations have been readily available from numerous sources. In fiscal 2021, our development cycle time lengthened primarily due to the COVID-19 pandemic and its effects on our supply chain, which resulted in shortages of certain construction materials and tightness in the labor market. Continuing supply chain delays and disruptions during fiscal 2022 lengthened our development cycle time further.

We are subject to governmental regulations that affect our land development operations. In fiscal 2021 and 2022, municipalities and other government agencies were frequently delayed in granting the proper approvals to us, which delayed our development activities in certain markets.

In select situations, we contract with D.R. Horton for land development services, generally in geographic markets where we do not have established development teams and capabilities.

Lot/Land Banking

In addition to our residential lot development activities, we also make strategic short-term investments in finished lots (lot banking) and undeveloped land (land banking) with the intent to sell these assets within a short time period, primarily to D.R. Horton, utilizing available capital prior to its deployment into longer term lot development projects. We manage our level of lot/land banking relative to short-term liquidity and expected future cash requirements for lot development projects.

Cost Controls

We control development costs by designing our communities efficiently and by obtaining competitive bids for materials and labor. We monitor our land development expenditures versus budgets for each project, and we review our inventory levels, margins, expenses, profitability and returns for each project compared to its business plan and our performance expectations.

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

Sales Contracts and Backlog

Our lot sales contracts require an earnest money deposit, which can vary in amount across our markets and communities. We have the right to either retain or refund customer deposits on canceled lot purchase contracts, depending upon the applicable provisions of the contract or other circumstances. The length of time between the signing of a lot sales contract and delivery of the lot to the customer (closing) is generally from three to twelve months. At September 30, 2022, our lots owned included approximately 19,200 lots (31%) that were under contract to be sold, of which approximately 17,800 lots are under contract to D.R. Horton.

Human Capital Resources

People and Culture

For the past three fiscal years, despite the COVID-19 pandemic, we increased the number of employees and made no reductions to our employee compensation plans or employee benefit plans. We have increased our number of employees from 250 at September 30, 2021 to 291 at September 30, 2022 to support the growth of our residential lot development business across a geographically diversified platform. At September 30, 2022, 231 of our employees worked in our regional and divisional offices and 60 worked at our corporate office. In fiscal 2022, our total cost for employee compensation and benefits was $58.4 million. In addition to our employees, we also have a Shared Services Agreement with D.R. Horton whereby D.R. Horton employees provide us with certain administrative, compliance, operational and procurement services.

We believe the people who work for our company are our most important resources and are critical to our continued success. We focus significant attention toward attracting and retaining talented and experienced individuals to manage and support our operations. Our people are expected to exhibit and promote honest, ethical and respectful conduct in the workplace. All of our employees must certify to their understanding of and adhere to a code of conduct that sets standards for appropriate behavior and includes required internal training on preventing, identifying, reporting and stopping any type of discrimination.

Recruitment, Development and Retention

We are committed to hiring, developing and supporting an energetic, diverse workforce and maintaining a productive, positive and inclusive workplace. We believe diversity in the workplace produces unique perspectives and fresh ideas and helps us better serve our customers. We have an active recruiting team that partners with college campuses and external organizations to identify strong new hires and experienced professionals. Our paid internship program provides college students and recent graduates an opportunity to work alongside some of the most experienced professionals in the land development industry. Management is committed to supporting the development of our employees in many ways including onboarding programs, training and providing employees exposure to senior management. Our management team also supports a culture of developing future leaders from our existing workforce, enabling us to promote from within for many leadership positions. We believe this provides long-term focus and continuity to our operations while also providing opportunities for the growth and advancement of our employees. During fiscal 2022, 19 employees were placed into new leadership positions in our regional and divisional offices, and of those, 74% were promoted from within the organization.

Compensation and Benefits

We believe our compensation package and benefits are competitive with others in our industry. In addition to base pay, eligible employees may participate in our incentive bonus and stock compensation plans, which align their compensation to the interests of our shareholders. We also offer our employees a broad range of benefits, including paid vacation, holidays, sick time and parental leave; medical, dental and vision healthcare insurance and life insurance and disability coverage. We are committed to supporting our employees in their health, wellness and financial planning goals. Additional benefits offered include a 401(k) savings plan, employee stock purchase plan and access to professional resources to support employees with their mental and physical health, financial planning, identify theft protection and legal needs. Additional information about our employee benefit plans is included in Note 11 to the accompanying financial statements.

Workplace Safety and Wellness

The safety and well-being of our employees are our first priority. We take workplace safety seriously at our construction sites and in our offices. Our organization strives for a zero-incident safety culture and full compliance with safety regulations. We provide certification training to our field personnel through an Occupational Safety and Health Administration authorized third-party vendor; we provide our teams with an abundance of safety resources, including safety checklists, policies, procedures, and best practices; and we communicate with all of our employees through a monthly safety newsletter to inform and reinforce our commitment to and concern for their well-being. We also require certain personal protective equipment, such as hard hats, high visibility safety wear and hearing and eye protection to be worn in certain circumstances at our active development sites. Additionally, because substantially all of our land development work is performed by subcontractors, we require that our subcontractors maintain safety programs.

During the COVID-19 pandemic, we implemented safety protocols to protect our employees and contractors. These protocols included complying with health and safety standards as required by federal, state and local government agencies, taking into consideration guidelines of the Centers for Disease Control and Prevention and other public health authorities. Many of our administrative and operational functions during this period required modification, including some of our workforce working remotely. Our teams adapted to the changes in our work environment and managed our business successfully during this challenging time. To support our employees throughout the pandemic, employee access to remote work and virtual meetings was expanded. Once available, COVID-19 vaccinations were provided at no charge through Company sponsored health insurance plans. We also have had no workforce or salary reductions related to the pandemic.

Governmental Regulation and Environmental Matters

Our operations are subject to extensive and complex regulations. We, and the subcontractors we use, must comply with many federal, state and local laws and regulations. These include zoning, permitting, density and development requirements, and building, environmental, advertising, labor and real estate sales rules and regulations. These regulations and requirements substantially affect all aspects of our land development and sales processes in varying degrees across our markets. Our properties are subject to inspection and approval by local authorities where required and may be subject to various assessments for schools, parks, streets, utilities and other public improvements. We may experience delays in receiving the proper approvals from local authorities that could delay our anticipated development activities in certain projects.

Our land development activities are also subject to an extensive array of local, state and federal statutes, ordinances, rules and regulations concerning protecting health, safety and the environment. The particular compliance requirements for each site vary greatly according to location, environmental condition and the present and former uses of the site and adjoining properties. We believe that we are in compliance in all material respects with existing environmental regulations applicable to our business. Additionally, our compliance with such regulations has not had, nor is expected to have, a material adverse effect on our consolidated financial position, results of operations or cash flows. However, changes in regulations could increase our costs to comply with such regulations, as discussed in “Item 1A. Risk Factors.”

Available Information

Our principal executive offices are located at 2221 E. Lamar Blvd., Suite 790, Arlington, Texas 76006. Our telephone number is (817) 769-1860.
On the Investor Relations section of our website, www.forestar.com, you may obtain additional information about us, including:
•our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other documents as soon as reasonably practicable after we file them with the Securities and Exchange Commission ("SEC");
•copies of certain agreements with D.R. Horton, including the Stockholder’s Agreement and Master Supply Agreement;
•beneficial ownership reports filed by officers, directors, and principal security holders under Section 16(a) of the Securities Exchange Act of 1934, as amended (or the “Exchange Act”); and
•corporate governance information that includes our:
–corporate governance guidelines,
–audit committee charter,
–compensation committee charter,
–nominating and governance committee charter,
–standards of business conduct and ethics,
–environmental policy,
–human rights policy,
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

Item 1A. Risk Factors.

Discussion of our business and operations included in this annual report on Form 10-K should be read together with the risk factors set forth below. They describe various risks and uncertainties we are or may become subject to, many of which are difficult to predict or beyond our control. Although the risks are organized and described separately, many of the risks are interrelated. These risks and uncertainties, together with other factors described elsewhere in this report, have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.

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
For so long as D.R. Horton and its controlled affiliates hold shares of our common stock representing at least 20% of the votes entitled to be cast by our stockholders at a stockholder meeting, D.R. Horton is able to designate a certain number of the members of our Board of Directors. Currently, D.R. Horton has the right to designate four out of five members of our Board, subject to a requirement that we and D.R. Horton use reasonable best efforts to cause at least three directors to qualify as “independent directors,” as such term is defined in the New York Stock Exchange ("NYSE") listing rules, and applicable law. The directors designated by D.R. Horton have the authority to make decisions affecting our capital structure, including the issuance of additional capital stock or options, the incurrence of additional indebtedness, the implementation of stock repurchase programs and the declaration of dividends. The interests of D.R. Horton may be materially different than the interests of our other stakeholders.

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

New agreements may be entered into between D.R. Horton and us, and agreements we enter into with D.R. Horton may be amended upon agreement between the parties. Because we are controlled by D.R. Horton, we may not have the leverage to negotiate these agreements, or amendments thereto if required, on terms as favorable to us as those that we would negotiate with an unaffiliated third party.

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

The Master Supply Agreement establishes a strategic relationship between us and D.R. Horton for the supply of developed lots. Under the Master Supply Agreement, we will, and D.R. Horton may, present lot development opportunities to each other, subject to certain exceptions. The parties may collaborate with respect to such opportunities and, if they elect to develop such opportunities, D.R. Horton has a right of first offer or right to purchase some or all of the lots developed by us, as set forth in the Master Supply Agreement, on market terms offered by Forestar. There are numerous uncertainties associated with our relationship with D.R. Horton, including the risk that the parties will be unable to negotiate mutually acceptable terms for lot development opportunities and the fact that D.R. Horton is not obligated to present its lot development opportunities to us. As a result, we may not realize potential growth or other benefits from the strategic relationship with D.R. Horton, which may affect our financial condition or results of operations.

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

Risks Related to Our Business and our Industry

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
•interest rates;
•inflation; and
•demographic trends.

Adverse changes in general and local economic conditions or deterioration in the broader economy may negatively impact our business and financial results and increase the risk of asset impairments and write-offs. Changes in economic conditions may affect some of our regions or markets more than others. If adverse conditions affect our larger markets, they could have a proportionately greater impact on us than on some other real estate development companies.

The federal government’s fiscal policies and the Federal Reserve's monetary policies may negatively impact the financial markets and consumer confidence and could hurt the U.S. economy and the real estate market, and in turn, could adversely affect the operating results of our businesses. During fiscal 2022, in response to increased inflation, the Federal Reserve raised interest rates significantly and has signaled it expects additional future interest rate increases. As a result, mortgage interest rates increased significantly, and we began to see a moderation in housing demand. Increases in mortgage interest rates would likely reduce demand for our residential lots and may have an adverse impact on our business or financial results.

Deployments of U.S. military personnel to foreign regions, terrorist attacks, other acts of violence or threats to national security and any corresponding response by the United States or others, domestic or international instability or social or political unrest may cause an economic slowdown in the markets where we operate, which could adversely affect our business.

If we experience any of the foregoing, homebuilders may be less willing or able to buy our residential lots. Additionally, cancellations of lot sales contracts may increase if homebuilders do not honor their contracts due to any of the factors discussed above. Our pricing and product strategies may also be limited by market conditions. We may be unable to change the mix of our product offerings, reduce the costs of the residential lots we develop, or satisfactorily address changing market conditions in other ways without adversely affecting our profits and returns.

Our business and financial results could be adversely affected by significant inflation, higher interest rates or deflation.

Inflation can adversely affect us by increasing costs of land, materials and labor. In addition, significant inflation is often accompanied by higher interest rates, which have a negative impact on housing affordability. During fiscal 2022, we began to see a moderation in housing demand as inflationary pressures and mortgage interest rates increased. In an inflationary environment, depending on industry and other economic conditions, we may be precluded from raising residential lot prices enough to keep up with the rate of inflation, which could reduce our profit margins. Moreover, in an inflationary environment, our cost of capital, labor and materials can increase and the purchasing power of our cash resources can decline, which can have an adverse impact on our business or financial results.

Alternatively, a significant period of deflation could cause a decrease in overall spending and borrowing levels. This could lead to deterioration in economic conditions, including an increase in the rate of unemployment. Deflation could also cause the value of our real estate to decline. These, or other factors related to deflation, could have a negative impact on our business or financial results.

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
•shortages of construction materials; and
•significant increases in the cost of materials and other inputs, including petroleum-based products.

These factors may cause construction delays or increase our costs. During fiscal 2021 and 2022, we have experienced multiple disruptions in our supply chain, which have resulted in shortages of certain building materials and tightness in the labor market. This has caused our construction cycle to lengthen and costs of building materials to increase. If shortages and cost increases in building materials and tightness in the labor market persist for a prolonged period of time, our profit margins could be adversely impacted if we are unable to offset future cost increases by increasing the selling price of our lots.

Public health issues such as a major epidemic or pandemic could adversely affect our business or financial results.

The U.S. and other countries have experienced, and may experience in the future, outbreaks of contagious diseases that affect public health and public perception of health risk. The ongoing COVID-19 pandemic continues to affect the global economy. The effects of the pandemic contributed to disrupting our supply chain, which has resulted in shortages of certain building materials and tightness in the labor market.

There is uncertainty regarding the extent to which and how long COVID-19 and its variant strains will continue to impact the global economy and our supply chain, and the effect of the pandemic on our operational and financial performance will depend on future developments, including its impact on our customers, trade partners and employees, all of which are highly uncertain and cannot be predicted. If COVID-19 and its variant strains continue to have a negative impact on economic conditions, our results of operations and financial condition could be adversely impacted.

Our business and financial results could be adversely affected by weather conditions and natural disasters.

Physical risks, including weather conditions and natural disasters, such as hurricanes, tornadoes, earthquakes, volcanic activity, droughts, floods, hailstorms, heavy or prolonged precipitation, wildfires and others, can harm our business. Additionally, the physical impacts of climate change may cause these occurrences to increase in frequency, severity and duration. Any such events can temporarily delay our development work and lot sales, unfavorably affect the cost or availability of materials or labor, damage residential lots under construction, lead to changing customer preferences and/or negatively impact demand for residential lots in affected areas. We have experienced temporary delays in production and short-term impacts on our lot sales from weather events in recent years. However, there has been no material impact on our business from these events or material operational challenges resulting from these events, but they could adversely affect our business in the future. The climates and geology of many of the states in which we operate, including California, Florida, Texas and other coastal areas where we have some of our larger operations and which have experienced recent natural disasters, present increased risks of adverse weather or natural disasters.

A health and safety incident relating to our operations could be costly in terms of potential liability and reputational damage.

Land development sites are inherently dangerous, and operating in this industry poses certain inherent health and safety risks. Due to health and safety regulatory requirements and the number of residential lots we develop, health and safety performance is critical to the success of our business. Any failure in health and safety performance may result in penalties for non-compliance with relevant regulatory requirements, and a failure that results in a major or significant health and safety incident is likely to be costly and could expose us to liability that could be costly. Such an incident could generate significant negative publicity and have a corresponding impact on our reputation, our relationships with relevant regulatory agencies or governmental authorities, and our ability to attract customers and employees, which in turn could have a material adverse effect on our financial results and liquidity.

From time to time, we obtain performance bonds, the unavailability of which could adversely affect our results of operations and cash flows.

From time to time, we provide surety bonds to secure our performance or obligations under construction contracts, development agreements and other arrangements. At September 30, 2022, we had $632.7 million of outstanding surety bonds. Our ability to obtain surety bonds primarily depends upon our credit rating, financial condition, past performance and other factors, including the capacity of the surety market and the underwriting practices of surety bond issuers. The ability to obtain surety bonds also can be impacted by the willingness of insurance companies to issue performance bonds for construction and development activities. If we are unable to obtain surety bonds when required, our results of operations and cash flows could be adversely affected.

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

Additionally, actual or perceived environmental, social, governance ("ESG") and other sustainability matters and our response to these matters could harm our business. Increasing governmental and societal attention to ESG matters, including expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, human capital, labor and risk oversight, could expand the nature, scope, and complexity of matters that we are required to control, assess and report. These factors may alter the environment in which we do business and may increase the ongoing costs of compliance, and adversely impact our results of operations and cash flows. If we are unable to adequately address such ESG matters or fail to comply with all laws, regulations, policies and related interpretations, it could negatively impact our reputation and our business results.

The subcontractors we rely on to perform the actual development of our residential lots are also subject to a significant number of local, state and federal laws and regulations, including laws involving matters that are not within our control.
If the subcontractors who develop our residential lots fail to comply with all applicable laws, we can suffer reputational damage and may be exposed to possible liability.

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

The local economic growth and strength of the markets in which our real estate development activity is located are important factors in sustaining demand for our land and lots. Any adverse impact on the economic growth and health, or infrastructure development, of a local economy in which we develop real estate could materially adversely affect our business, liquidity, financial condition and results of operations.

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

For certain projects, we rely on governmental districts to issue bonds to reimburse us for qualified expenses, such as road and utility infrastructure costs. Bonds are often supported by assessments of district tax revenues, usually from ad valorem taxes. Slowing new home sales, decreasing real estate values or difficult credit markets for bond sales can reduce or delay district bond sale revenues and tax or assessment receipts, causing such districts to delay reimbursement of our qualified expenses. Failure to receive reimbursement for qualified expenses could adversely affect our cash flows and reduce our returns or cause us to incur losses on certain real estate development projects.

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

We have a $410 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $600 million, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the revolving credit commitment. The maturity date of the facility is October 28, 2026. The revolving credit facility is guaranteed by our wholly-owned subsidiaries that are not immaterial subsidiaries or have not been designated as unrestricted subsidiaries. We also have outstanding $400 million principal amount of 3.85% senior notes due 2026 and $300 million principal amount of 5.0% senior notes due 2028, both of which may be redeemed prior to maturity, subject to certain limitations and premiums defined in the indenture agreements. The notes represent senior unsecured obligations that rank equally in right of payment to all existing and future senior unsecured indebtedness and are guaranteed by each of our subsidiaries to the extent such subsidiaries guarantee our revolving credit facility.

We regularly assess our projected capital requirements to fund growth in our business, repay debt obligations and support other general corporate and operational needs, and we regularly evaluate our opportunities to raise additional capital. At September 30, 2022, we had an effective shelf registration statement filed with the SEC in October 2021 registering $750 million of equity securities, of which $300 million was reserved for sales under our at-the-market equity offering program that became effective November 2021. At September 30, 2022, $748.2 million remained available for issuance under the shelf registration statement, of which $298.2 million is reserved for sales under our at-the-market equity offering program. We plan to raise additional capital in the future, in the form of additional debt or equity, to have sufficient capital resources and liquidity to fund our business needs and future growth plans and repay existing indebtedness. Our ability to raise additional capital will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial condition, operating performance and growth prospects. Economic conditions may increase our cost of funding and limit access to certain customary sources of capital or make such capital only available on unfavorable terms. We may not be able to obtain capital on acceptable terms or at all. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of debt purchasers or counterparties participating in the capital markets or other disruption in capital markets, may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. Further, we may need to raise capital in the future when other real estate-related companies are also seeking to raise capital and would then have to compete with those companies for investors. An inability to raise additional capital on acceptable terms when needed could have a material adverse effect on our business, financial condition and results of operations.

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

As of September 30, 2022, our consolidated debt was $706.0 million, including $400 million principal amount of 3.85% senior notes due 2026 and $300 million principal amount of 5.0% senior notes due 2028. Our revolving credit facility and the indentures governing the senior notes impose restrictions on our and our restricted subsidiaries’ ability to incur secured and unsecured debt, but still permit us and our restricted subsidiaries to incur a substantial amount of future secured and unsecured debt, and do not restrict the incurrence of future secured and unsecured debt by our unrestricted subsidiaries. The indentures governing the senior notes allow us to incur a substantial amount of additional debt.

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

Risks of Variable Rate Debt

Changes in prevailing interest rates may affect the cost of our debt service obligations, because borrowings under our revolving credit facility bear interest at floating rates. Borrowings under our revolving credit facility primarily bear interest based on the Secured Overnight Financing Rate ("SOFR").

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

The market price of our shares of common stock has fluctuated substantially and may continue to fluctuate in response to many factors which are beyond our control, including:
•fluctuations in our operating results, including results that vary from the expectations of management, analysts and investors;
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

We use information technology and other computer resources to carry out important operational and marketing activities and to maintain our business records. These information technology systems are dependent upon global communications providers, web browsers, third-party software and data storage providers and other aspects of the Internet infrastructure that have experienced security breaches, cyber-attacks, ransomware attacks, significant systems failures and service outages in the past. Additionally, phishing attacks, whereby perpetrators attempt to fraudulently induce employees, customers, vendors or other users of a company’s systems to disclose sensitive information to gain access to its data, have become more prevalent in recent years. The use of remote work environments and virtual platforms may increase our risk of cyber-attack or data security breaches. Further, geopolitical tensions or conflicts, such as the ongoing conflict between Russia and Ukraine, may create a heightened risk of cyber-attacks or other data security breaches. Our normal business activities involve collecting and storing information specific to our customers, employees, vendors and suppliers and maintaining operational and financial information related to our business, both in an office setting and remote locations as needed. A material breach in the security of our information technology systems or other data security controls could include the theft or release of this information. The unintended or unauthorized disclosure of personal identifying and confidential information as a result of a security breach by any means could lead to litigation or other proceedings against us by the affected individuals or business partners, or by regulators. The outcome of such proceedings, which could include penalties or fines, could have a significant negative impact on our business.

We may also be required to incur significant costs to protect against damages caused by information technology failures, security breaches, and the failure to satisfy privacy and data protection laws and regulations in the future as legal requirements continue to increase. The European Union and other international regulators, as well as state governments, have enacted or enhanced data privacy regulations, such as the California Consumer Privacy Act (and its successor the California Privacy Rights Act that will go into effect on January 1, 2023), and other governments are considering establishing similar or stronger protections. These regulations impose certain obligations for handling specified personal information in our systems, including notifying individuals regarding information we have collected from them. We have incurred costs in an effort to comply with these requirements, but our costs may increase significantly if new requirements are enacted and based on how individuals exercise their rights. Any noncompliance could result in substantial penalties, reputational damage or litigation.

We provide employee awareness training about cybersecurity threats. We routinely utilize information technology security experts to assist us in our evaluations of the effectiveness of the security of our information technology systems, and we regularly enhance our security measures to protect our systems and data. We use various encryption, tokenization and authentication technologies to mitigate cybersecurity risks and have increased our monitoring capabilities to enhance early detection and rapid response to potential cyber threats. However, because the techniques used to obtain unauthorized access, disable or degrade systems change frequently and are increasing in sophistication, they often are not recognized until launched against a target. As such, we may be unable to anticipate these techniques, to implement adequate preventative measures or to identify and investigate cybersecurity incidents.

Although past cybersecurity incidents have not had a material effect on our business or operations to date, in the future, a data security breach, a significant and extended disruption in the functioning of our information technology systems or a breach of any of our data security controls could disrupt our business operations, damage our reputation and cause us to lose customers. We cannot provide assurances that a security breach, cyber-attack, data theft or other significant systems or security failures will not occur in the future, and such occurrences could have a material and adverse effect on our consolidated results of operations or financial position.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the NYSE under the trading symbol "FOR." As of November 10, 2022, the closing price of our common stock on the NYSE was $13.45, and there were approximately 1,076 holders of record.

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

Stock Performance Graph

The following graph illustrates the cumulative total stockholder return of an initial investment of $100 on December 31, 2017 in Forestar common stock for the period from December 31, 2017 through September 30, 2022 compared to the same investment in the Russell 2000 Index and our peer group.
The companies included in our peer group are M.D.C. Holdings, Inc.; Tri Pointe Homes, Inc.; Century Communities, Inc.; Beazer Homes USA, Inc.; Five Point Holdings, LLC (Class A); The Howard Hughes Corporation; The St. Joe Company; Masonite International Corporation; and PGT Innovations, Inc. These companies were selected based on their industries, similar market capitalization and business model.
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

Comparison of 57 Month Cumulative Total Return
$200
$150
$100
$50
$0
Dec-17
Sep-18
Sep-19
Sep-20
Sep-21
Sep-22
Forestar Group Inc.
Russell 2000
Peer Group

	December 31,	September 30,
	2017	2018	2019	2020	2021	2022
Forestar Group Inc.	$100.00	$96.36	$83.09	$80.45	$84.68	$50.86
Russell 2000	100.00	111.51	101.60	101.99	150.62	115.23
Peer Group	100.00	87.62	96.18	90.03	119.11	81.68

This performance graph shall not be deemed to be incorporated by reference into our SEC filings and should not constitute soliciting material or otherwise be considered filed under the Securities Act of 1933, as amended (Securities Act) or the Exchange Act.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to promote an understanding of our financial condition, results of operations, liquidity and certain other factors that may affect future results. MD&A is provided as a supplement to, and should be read in conjunction with our consolidated financial statements and notes to those statements that appear elsewhere in this Form 10-K. This section generally discusses the results of operations for fiscal 2022 compared to 2021. For similar operating and financial data and discussion of our fiscal 2021 results compared to our fiscal 2020 results, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2021, which was filed with the SEC on November 18, 2021.

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to any differences include, but are not limited to, those discussed under the caption “Forward-Looking Statements” and under Item 1A — “Risk Factors.”

Business Segment

We are a residential lot development company with operations in 53 markets in 21 states as of September 30, 2022. In October 2017, we became a majority-owned subsidiary of D.R. Horton. As our controlling shareholder, D.R. Horton has significant influence in guiding our strategic direction and operations.

We manage our operations through our real estate segment, which is our core business and generates substantially all of our revenues. The real estate segment primarily acquires land and installs infrastructure for single-family residential communities and generates revenues from sales of residential single-family finished lots to local, regional and national homebuilders. We have other business activities for which the related assets and operating results are immaterial and therefore, are included in our real estate segment.

Results of Operations

The following tables and related discussion set forth key operating and financial data as of and for the fiscal years ended September 30, 2022 and 2021.

Operating Results

Components of income before taxes were as follows:

	Year Ended September 30,
	2022	2021
	(In millions)
Revenues	$1,519.1	$1,325.8
Cost of sales	1,195.1	1,096.6
Selling, general and administrative expense	93.6	68.4
Equity in earnings of unconsolidated ventures	(1.2)	(0.2)
Gain on sale of assets	(3.2)	(2.5)
Interest and other income	(1.0)	(1.2)
Loss on extinguishment of debt	—	18.1
Income before income taxes	$235.8	$146.6

Lot Sales

Residential lots sold consist of:

	Year Ended September 30,
	2022	2021
Development projects	16,454	14,221
Lot banking projects	383	1,694
	16,837	15,915
Deferred development projects	854	—
	17,691	15,915

Average sales price per lot (a)	$86,300	$81,600
 _______________
(a) Excludes lots sold from deferred development projects and any impact from change in contract liabilities.

Revenues

Revenues consist of:

	Year Ended September 30,
	2022	2021
	(In millions)
Residential lot sales:
Development projects	$1,420.2	$1,182.6
Lot banking projects	33.5	116.1
Decrease (increase) in contract liabilities	1.8	(5.6)
	1,455.5	1,293.1
Deferred development projects	26.8	—
	1,482.3	1,293.1
Tract sales and other	36.8	32.7
Total revenues	$1,519.1	$1,325.8

Residential lots sold and residential lot sales revenues have increased primarily as a result of lots sales to customers other than D.R. Horton. In fiscal 2022, we sold 14,895 residential lots to D.R. Horton for $1.2 billion compared to 14,839 residential lots sold to D.R. Horton for $1.2 billion in fiscal 2021. In fiscal 2022, we sold 2,796 residential lots to customers other than D.R. Horton for $287.8 million, inclusive of the $64.1 million cumulative transaction price of deferred development lot sales, compared to 1,076 residential lots sold for $86.5 million in fiscal 2021. Lots sold to customers other than D.R. Horton in fiscal 2022 included 943 lots that were sold for $131.1 million to a lot banker who expects to sell those lots to DR. Horton at a future date.

Deferred development lot sales in fiscal 2022 include 854 undeveloped and partially developed lots that were sold to customers other than D.R. Horton for a cumulative transaction price of $64.1 million. As part of these transactions, we are obligated to complete the development of the lots. During fiscal 2022, we received $38.8 million in cash related to deferred development transactions with the remainder due as development of the lots is completed. During fiscal 2022, we recognized revenue of $26.8 million related to deferred development transactions. The remaining revenue will be recognized over time as our development obligations are completed.

Tract sales and other revenue in fiscal 2022 primarily consisted of 512 acres sold to third parties for $35.7 million. Tract sales and other revenue in fiscal 2021 primarily consisted of 12 acres sold to third parties for $1.6 million and 85 acres sold to D.R. Horton for $25.9 million.

Throughout the majority of fiscal 2022, demand for our residential lots remained strong. More recently, we have seen weakening demand as mortgage interest rates have increased substantially and inflationary pressures have remained elevated. We increase our land and lot sales prices when market conditions permit, and we attempt to offset cost increases in one component with savings in another. However, during periods when market conditions are challenging, we may have to reduce selling prices or may not be able to offset cost increases with higher selling prices. Although these challenging market conditions may persist for some time, we believe we are well-positioned to operate effectively through changing economic conditions because of our low net leverage and strong liquidity position, our low overhead model and our strategic relationship with D.R. Horton.

Cost of Sales, Real Estate Impairment and Land Option Charges and Interest Incurred

Cost of sales in fiscal 2022 increased compared to fiscal 2021 primarily due to the increase in the number of lots sold. Cost of sales related to tract sales and other revenues in fiscal 2022 and 2021 was $20.3 million and $27.0 million, respectively.

Each quarter, we review the performance and outlook for all of our real estate for indicators of potential impairment and perform detailed impairment evaluations and analyses when necessary. As a result of this process, we recorded real estate impairment charges of $3.8 million during fiscal 2022. There were no real estate impairment charges recorded in fiscal 2021. During fiscal 2022 and 2021, land purchase contract deposit and pre-acquisition cost write-offs related to land purchase contracts that we terminated or expect to terminate were $8.7 million and $3.0 million, respectively.

We capitalize interest costs throughout the development period (active real estate). Capitalized interest is charged to cost of sales as the related real estate is sold to the buyer. Interest incurred was $32.9 million and $41.5 million in fiscal 2022 and 2021, respectively. Interest charged to cost of sales was 2.9% and 3.3% of total cost of sales (excluding real estate impairments and land option charges) in those years.

Selling, General and Administrative (SG&A) Expense and Other Income Statement Items

SG&A expense in fiscal 2022 was $93.6 million compared to $68.4 million in fiscal 2021. SG&A expense as a percentage of revenues was 6.2% and 5.2% in fiscal 2022 and 2021, respectively. Our SG&A expense primarily consists of employee compensation and related costs. Our business operations employed 291 and 250 employees at September 30, 2022 and 2021, respectively. We attempt to control our SG&A costs while ensuring that our infrastructure supports our operations; however, we cannot make assurances that we will be able to maintain or improve upon the current SG&A expense as a percentage of revenues.

Loss on extinguishment of debt of $18.1 million in fiscal 2021 was due to the redemption of our $350 million principal amount of 8.0% senior notes due 2024 in May 2021.

Income Taxes

Our income tax expense was $57.0 million and $36.1 million in fiscal 2022 and 2021, respectively, and our effective tax rate was 24.2% and 24.6% in those respective years. Our effective tax rate for both years includes an expense for state income taxes and nondeductible expenses and a benefit related to noncontrolling interests.

At September 30, 2022, we had deferred tax liabilities, net of deferred tax assets, of $35.9 million. The deferred tax assets were offset by a valuation allowance of $1.0 million, resulting in a net deferred tax liability of $36.9 million. At September 30, 2021, deferred tax liabilities, net of deferred tax assets, were $23.2 million. The deferred tax assets were offset by a valuation allowance of $1.2 million, resulting in a net deferred tax liability of $24.4 million. The valuation allowance for both years was recorded because it is more likely than not that a portion of our state deferred tax assets, primarily NOL carryforwards, will not be realized because we are no longer operating in some states or the NOL carryforward periods are too brief to realize the related deferred tax asset. We will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance on our deferred tax assets. Any reversal of the valuation allowance in future periods will impact our effective tax rate.

The Inflation Reduction Act of 2022 (“IRA”) was signed into law on August 16, 2022. The tax related provisions of the IRA did not have a material impact on our financial statements and are not expected to have a material impact on our financial statements in the future.

We had no unrecognized tax benefits at September 30, 2022 and September 30, 2021.

Land and Lot Position

Our land and lot position at September 30, 2022 and 2021 is summarized as follows:

	September 30,
	2022	2021
Lots owned	61,800	64,400
Lots controlled through land lot purchase contracts	28,300	32,600
Total lots owned and controlled	90,100	97,000

Owned lots under contract to sell to D.R. Horton	17,800	21,000
Owned lots under contract to customers other than D.R. Horton	1,400	800
Total owned lots under contract	19,200	21,800

Owned lots subject to right of first offer with D.R. Horton based on executed purchase and sale agreements	18,900	18,200
Owned lots fully developed	5,500	5,300

Liquidity and Capital Resources

Liquidity

At September 30, 2022, we had $264.8 million of cash and cash equivalents and $356.7 million of available borrowing capacity on our revolving credit facility. We have no senior note maturities until fiscal 2026. We believe we are well positioned to operate effectively during changing economic conditions because of our low net leverage and strong liquidity position, our low overhead model and our strategic relationship with D.R. Horton.

At September 30, 2022, our ratio of debt to total capital (debt divided by stockholders’ equity plus debt) was 37.1% compared to 41.0% at September 30, 2021. Our ratio of net debt to total capital (debt net of unrestricted cash divided by stockholders’ equity plus debt net of unrestricted cash) was 26.9% compared to 35.2% at September 30, 2021. Over the long term, we intend to maintain our ratio of net debt to total capital at approximately 40% or less. We believe that the ratio of net debt to total capital is useful in understanding the leverage employed in our operations.

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

Bank Credit Facility

We have a $410 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $600 million, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the revolving credit commitment. Borrowings under the revolving credit facility are subject to a borrowing base calculation based on the book value of our real estate assets and unrestricted cash. Letters of credit issued under the facility reduce the available borrowing capacity. There were no borrowings or repayments under the facility during fiscal 2022. At September 30, 2022, there were no borrowings outstanding and $53.3 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $356.7 million.

In October 2022, our senior unsecured revolving credit facility was amended to extend its maturity date to October 28, 2026.

The revolving credit facility is guaranteed by our wholly-owned subsidiaries that are not immaterial subsidiaries or have not been designated as unrestricted subsidiaries. The revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require a minimum level of tangible net worth, a minimum level of liquidity and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At September 30, 2022, we were in compliance with all of the covenants, limitations and restrictions of our revolving credit facility.

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

Our $400 million principal amount of 3.85% senior notes (the "2026 notes") mature May 15, 2026 with interest payable semi-annually. On or after May 15, 2023, the 2026 notes may be redeemed at 101.925% of their principal amount plus any accrued and unpaid interest. In accordance with the indenture, the redemption price decreases annually thereafter, and the 2026 notes can be redeemed at par on or after May 15, 2025 through maturity. The annual effective interest rate of the 2026 notes after giving effect to the amortization of financing costs is 4.1%.

We also have $300 million principal amount of 5.0% senior notes (the "2028 notes") outstanding, which mature March 1, 2028 with interest payable semi-annually. On or after March 1, 2023, the 2028 notes may be redeemed at 102.5% of their principal amount plus any accrued and unpaid interest. In accordance with the indenture, the redemption price decreases annually thereafter and the 2028 notes can be redeemed at par on or after March 1, 2026 through maturity. The annual effective interest rate of the 2028 notes after giving effect to the amortization of financing costs is 5.2%.

The indentures governing our senior notes require that, upon the occurrence of both a change of control and a rating decline (each as defined in the indentures), we offer to purchase the applicable series of notes at 101% of their principal amount. If we or our restricted subsidiaries dispose of assets, under certain circumstances, we will be required to either invest the net cash proceeds from such asset sales in our business within a specified period of time, repay certain senior secured debt or debt of our non-guarantor subsidiaries, or make an offer to purchase a principal amount of such notes equal to the excess net cash proceeds at a purchase price of 100% of their principal amount. The indentures contain covenants that, among other things, restrict the ability of us and our restricted subsidiaries to pay dividends or distributions, repurchase equity, prepay subordinated debt and make certain investments; incur additional debt or issue mandatorily redeemable equity; incur liens on assets; merge or consolidate with another company or sell or otherwise dispose of all or substantially all of our assets; enter into transactions with affiliates; and allow to exist certain restrictions on the ability of subsidiaries to pay dividends or make other payments. At September 30, 2022, we were in compliance with all of the limitations and restrictions associated with our senior note obligations.

Effective April 30, 2020, our Board of Directors authorized the repurchase of up to $30 million of our debt securities. The authorization has no expiration date. All of the $30 million authorization was remaining at September 30, 2022.

Other Note Payable

We also have a note payable of $12.5 million that was issued as part of a transaction to acquire real estate for development. The note is non-recourse, is secured by the underlying real estate and accrues interest at 4.0% per annum with interest payments due in October 2022 and at maturity in October 2023.

Issuance of Common Stock

We have an effective shelf registration statement filed with the SEC in October 2021 registering $750 million of equity securities, of which $300 million was reserved for sales under our at-the-market equity offering program that became effective November 2021. In fiscal 2022, we issued 84,547 shares of common stock under our at-the-market equity offering program for proceeds of $1.7 million, net of commissions and other issuance costs totaling $0.1 million. At September 30, 2022, $748.2 million remained available for issuance under the shelf registration statement, of which $298.2 million was reserved for sales under our at-the-market equity offering program.

Operating Cash Flow Activities

In fiscal 2022, net cash provided by operating activities was $108.7 million, which was primarily the result of net income generated in the year and increases in liabilities and other accrued expenses, partially offset by the increase in our real estate. In fiscal 2021, net cash used in operating activities was $303.1 million, which was primarily the result of the increase in our real estate.

Investing Cash Flow Activities

In fiscal 2022, net cash provided by investing activities was $1.3 million compared to $1.0 million in fiscal 2021. The cash provided by investing activities in the current period consists primarily of cash received from the sale of an investment, partially offset by cash expenditures for property and equipment. Additionally, cash provided by investing activities in both periods includes distributions received from our unconsolidated ventures.

Financing Cash Flow Activities

In fiscal 2022, net cash provided by financing activities was $1.2 million compared to $61.4 million in fiscal 2021. Cash provided by financing activities in the prior year was primarily the result of proceeds from the issuance of $400 million principal amount of 3.85% senior notes and the issuance of common stock under our at-the-market equity offering program for net proceeds of $33.4 million, which were partially offset by the early redemption of our $350 million principal amount of 8.0% senior notes and the related call premium of $14.0 million.

Critical Accounting Policies and Estimates

General — A comprehensive enumeration of the significant accounting policies of Forestar Group Inc. and subsidiaries is presented in Note 1 to the accompanying financial statements as of September 30, 2022 and 2021, and for the years ended September 30, 2022, 2021 and 2020. Each of our accounting policies has been chosen based upon current authoritative literature that collectively comprises U.S. Generally Accepted Accounting Principles (GAAP). In instances where alternative methods of accounting are permissible under GAAP, we have chosen the method that most appropriately reflects the nature of our business, the results of our operations and our financial condition, and have consistently applied those methods over each of the periods presented in the financial statements. The Audit Committee of our Board of Directors has reviewed and approved the accounting policies selected.

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

If indicators of impairment are present, we perform an impairment evaluation, which includes an analysis to determine if the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. These estimates of cash flows are significantly impacted by specific factors including estimates of the amount and timing of future revenues and estimates of the amount of land development costs which, in turn, may be impacted by the following local market conditions:
•supply and availability of land and lots;
•location and desirability of our land and lots;
•amount of land and lots we own or control in a particular market or sub-market; and
•local economic and demographic trends.

For those assets deemed impaired, an impairment charge is recorded to cost of sales for the amount by which the carrying amount of the assets exceeds the fair value of the assets. Our determination of fair value is primarily based on discounting the estimated cash flows at a rate commensurate with the inherent risks associated with the assets and related estimated cash flow streams. When an impairment charge is determined, the charge is then allocated to each lot in the same manner as land and development costs are allocated to each lot.

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

In October 2021, the FASB issued ASU 2021-08, which requires application of ASC 606, “Revenue from Contracts with Customers,” to recognize and measure contract assets and liabilities from contracts with customers acquired in a business combination. ASU 2021-08 creates an exception to the general recognition and measurement principle in ASC 805 and will result in recognition of contract assets and contract liabilities consistent with those recorded by the acquiree immediately before the acquisition date. The guidance is effective for us beginning October 1, 2023 and interim periods therein, with early adoption permitted. We are currently evaluating the impact of this guidance, and it is not expected to have a material impact on our consolidated financial position, results of operations and cash flows.

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
•the impact of significant inflation, higher interest rates or deflation;
•supply shortages and other risks of acquiring land, construction materials and skilled labor;
•the effects of public health issues such as a major epidemic or pandemic, including the impact of COVID-19 on the economy and our business;
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
•competitive conditions in our industry;
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

At September 30, 2022, our fixed rate debt consisted of $400 million principal amount of the 2026 notes, $300 million principal amount of the 2028 notes and $12.5 million principal amount of 4.0% other note payable due October 2023. Our variable rate debt consists of the outstanding borrowings on our $410 million senior unsecured revolving credit facility, of which there were none at September 30, 2022. There were no borrowings or repayments under the facility during fiscal 2022.

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

Management conducted the required assessment of the effectiveness of our internal control over financial reporting as of September 30, 2022. Based upon this assessment, management believes that our internal control over financial reporting is effective as of September 30, 2022.

Ernst & Young LLP (PCAOB ID: 42), the independent registered public accounting firm that audited our financial statements included in this Form 10-K, has also audited our internal control over financial reporting. Their attestation report follows this report of management.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Forestar Group Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Forestar Group Inc.’s internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Forestar Group Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2022 and 2021, the related consolidated statements of operations, total equity, and cash flows, for each of the three years in the period ended September 30, 2022, and the related notes and our report dated November 17, 2022 expressed an unqualified opinion thereon.

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
November 17, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Forestar Group Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Forestar Group Inc. (the Company) as of September 30, 2022 and 2021, the related consolidated statements of operations, total equity and cash flows for each of the three years in the period ended September 30, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 17, 2022 expressed an unqualified opinion thereon.

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

Land development costs (including estimated costs to complete)
Description of the Matter	For the year ended September 30, 2022, the Company’s cost of sales was approximately $1.2 billion, which included the costs of direct land and lot acquisition, land development, and related costs (both incurred and estimated to be incurred) allocated to each residential lot in the project. As discussed in Note 1 to the consolidated financial statements, land development costs are typically allocated to individual residential lots based on the relative sales value of the lots. At the time of lot closings, land development activities may not yet be finalized. To recognize the appropriate amount of cost of sales, the Company estimates the total remaining development costs. Estimates are affected by changes to the land development project’s cost of labor, material, and subcontractors.

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

Fort Worth, Texas
November 17, 2022

FORESTAR GROUP INC.
CONSOLIDATED BALANCE SHEETS

	September 30,
	2022	2021
	(In millions, except share data)
ASSETS
Cash and cash equivalents	$264.8	$153.6
Real estate	2,022.4	1,905.2
Investment in unconsolidated ventures	0.5	0.9
Property and equipment, net	5.7	2.9
Other assets	49.6	39.1
Total assets	$2,343.0	$2,101.7
LIABILITIES
Accounts payable	$72.2	$47.4
Accrued development costs	122.3	104.5
Earnest money on sales contracts	136.2	148.3
Deferred tax liability, net	36.9	24.4
Accrued expenses and other liabilities	70.1	56.7
Debt	706.0	704.5
Total liabilities	1,143.7	1,085.8
Commitments and contingencies (Note 12)
EQUITY
Common stock, par value $1.00 per share, 200,000,000 authorized shares, 49,761,480 and 49,580,389 shares issued and outstanding at September 30, 2022 and 2021, respectively	49.8	49.6
Additional paid-in capital	640.6	636.2
Retained earnings	507.9	329.1
Stockholders' equity	1,198.3	1,014.9
Noncontrolling interests	1.0	1.0
Total equity	1,199.3	1,015.9
Total liabilities and equity	$2,343.0	$2,101.7

See accompanying notes to consolidated financial statements.

FORESTAR GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2022	2021	2020
	(In millions, except per share amounts)
Revenues	$1,519.1	$1,325.8	$931.8
Cost of sales	1,195.1	1,096.6	813.7
Selling, general and administrative expense	93.6	68.4	45.7
Equity in earnings of unconsolidated ventures	(1.2)	(0.2)	(0.7)
Gain on sale of assets	(3.2)	(2.5)	(0.1)
Interest and other income	(1.0)	(1.2)	(4.9)
Loss on extinguishment of debt	—	18.1	—
Income before income taxes	235.8	146.6	78.1
Income tax expense	57.0	36.1	16.4
Net income	178.8	110.5	61.7
Net income attributable to noncontrolling interests	—	0.3	0.9
Net income attributable to Forestar Group Inc.	$178.8	$110.2	$60.8

Basic net income per common share attributable to Forestar Group Inc.	$3.59	$2.25	$1.26
Weighted average number of common shares	49.8	48.9	48.0

Diluted net income per common share attributable to Forestar Group Inc.	$3.59	$2.25	$1.26
Adjusted weighted average number of common shares	49.8	49.0	48.1

See accompanying notes to consolidated financial statements.

FORESTAR GROUP INC.
CONSOLIDATED STATEMENTS OF TOTAL EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Non-controlling Interests	Total Equity
	(In millions, except share amounts)
Balances at September 30, 2019 (47,997,366 shares)	$48.0	$602.2	$158.1	$0.6	$808.9
Net income	—	—	60.8	0.9	61.7
Stock issued under employee benefit plans (64,555 shares)	0.1	—	—	—	0.1
Cash paid for shares withheld for taxes	—	(0.3)	—	—	(0.3)
Stock-based compensation expense	—	2.0	—	—	2.0
Distributions to noncontrolling interests	—	—	—	(0.6)	(0.6)
Balances at September 30, 2020 (48,061,921 shares)	$48.1	$603.9	$218.9	$0.9	$871.8
Net income	—	—	110.2	0.3	110.5
Issuance of common stock (1,448,520 shares)	1.4	32.0	—	—	33.4
Purchase of noncontrolling interest, net	—	(1.7)	—	(0.1)	(1.8)
Stock issued under employee benefit plans (69,948 shares)	0.1	—	—	—	0.1
Cash paid for shares withheld for taxes	—	(0.6)	—	—	(0.6)
Stock-based compensation expense	—	2.6	—	—	2.6
Distributions to noncontrolling interests	—	—	—	(0.1)	(0.1)
Balances at September 30, 2021 (49,580,389 shares)	$49.6	$636.2	$329.1	$1.0	$1,015.9
Net income	—	—	178.8	—	178.8
Issuance of common stock (84,547 shares)	0.1	1.6	—	—	1.7
Stock issued under employee benefit plans (96,544 shares)	0.1	—	—	—	0.1
Cash paid for shares withheld for taxes	—	(0.5)	—	—	(0.5)
Stock-based compensation expense	—	3.3	—	—	3.3
Balances at September 30, 2022 (49,761,480 shares)	$49.8	$640.6	$507.9	$1.0	$1,199.3

See accompanying notes to consolidated financial statements.

FORESTAR GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2022	2021	2020
	(In millions)
OPERATING ACTIVITIES
Net income	$178.8	$110.5	$61.7
Adjustments:
Depreciation and amortization	2.7	2.7	4.9
Deferred income taxes	12.5	19.2	23.1
Equity in earnings of unconsolidated ventures	(1.2)	(0.2)	(0.7)
Stock-based compensation expense	3.3	2.6	2.0
Real estate impairment and land option charges	12.5	3.0	0.9
Loss on extinguishment of debt	—	18.1	—
Gain on sale of assets	(3.2)	(2.5)	(0.1)
Other	—	0.1	0.1
Changes in operating assets and liabilities:
Increase in real estate	(142.3)	(585.9)	(281.7)
Increase in other assets	(1.6)	(14.8)	(3.4)
Increase in accounts payable and other accrued liabilities	40.9	28.0	15.0
Increase in accrued development costs	17.8	60.1	9.0
(Decrease) increase in earnest money deposits on sales contracts	(11.5)	49.7	3.9
Decrease (increase) in income taxes receivable	—	6.3	(3.1)
Net cash provided by (used in) operating activities	108.7	(303.1)	(168.4)
INVESTING ACTIVITIES
Expenditures for property, equipment, software and other	(3.5)	(1.6)	(0.6)
Return of investment in unconsolidated ventures	1.6	2.6	4.3
Proceeds from sale of assets	3.2	—	1.3
Net cash provided by investing activities	1.3	1.0	5.0
FINANCING ACTIVITIES
Issuance of common stock	1.7	33.4	—
Proceeds from debt	—	458.0	300.0
Repayments of debt	—	(422.0)	(118.9)
Deferred financing fees	—	(4.9)	(5.3)
Purchase of noncontrolling interest	—	(2.4)	—
Distributions to noncontrolling interests, net	—	(0.1)	(0.6)
Cash paid for shares withheld for taxes	(0.5)	(0.6)	(0.3)
Net cash provided by financing activities	1.2	61.4	174.9
Net increase (decrease) in cash and cash equivalents	111.2	(240.7)	11.5
Cash and cash equivalents at beginning of year	153.6	394.3	382.8
Cash and cash equivalents at end of year	$264.8	$153.6	$394.3
SUPPLEMENTAL CASH FLOW INFORMATION:
Note payable issued for real estate	$—	$12.5	$—
Income taxes paid (refunded), net	$42.4	$4.3	$(3.1)
See accompanying notes to consolidated financial statements.

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) and include the accounts of Forestar Group Inc. ("Forestar") and all of its 100% owned, majority-owned and controlled subsidiaries, which are collectively referred to as the Company unless the context otherwise requires. The Company accounts for its investment in other entities in which it has significant influence over operations and financial policies using the equity method. All intercompany accounts, transactions and balances have been eliminated in consolidation. Noncontrolling interests in consolidated pass-through entities are recognized before income taxes. The transactions included in net income in the consolidated statements of operations are the same as those that would be presented in comprehensive income. Thus, the Company's net income equates to comprehensive income.

In October 2017, Forestar became a majority-owned subsidiary of D.R. Horton, Inc. ("D.R. Horton") by virtue of a merger with a wholly-owned subsidiary of D.R. Horton. Immediately following the merger, D.R. Horton owned 75% of the Company's outstanding common stock. In connection with the merger, the Company entered into certain agreements with D.R. Horton, including a Stockholder’s Agreement, a Master Supply Agreement and a Shared Services Agreement. D.R. Horton is considered a related party of Forestar under GAAP. As of September 30, 2022, D.R. Horton owned approximately 63% of the Company's outstanding common stock.

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

Capitalized Interest

The Company capitalizes interest costs throughout the development period (active real estate). Capitalized interest is charged to cost of sales as the related real estate is sold to the buyer. During periods in which the Company’s active real estate is lower than its debt level, a portion of the interest incurred is reflected as interest expense in the period incurred. During fiscal 2022 and 2021, the Company’s active real estate exceeded its debt level, and all interest incurred was capitalized to real estate. See Note 5.

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

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Variable Interests

Land purchase contracts can result in the creation of a variable interest in the entity holding the land parcel under contract. There were no variable interest entities reported in the consolidated balance sheets at September 30, 2022 or 2021 because, with regard to each entity, the Company determined it did not control the activities that most significantly impact the variable interest entity’s economic performance.

The maximum exposure to losses related to the Company’s unconsolidated variable interest entities is limited to the amounts of the Company’s related deposits. At September 30, 2022 and 2021, the deposits related to these contracts totaled $10.0 million and $10.4 million, respectively, and are included in other assets in the consolidated balance sheets.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. The cost of significant additions and improvements is capitalized and the cost of repairs and maintenance is expensed as incurred. Depreciation generally is recorded using the straight-line method over the estimated useful life of the asset as follows:

	Estimated Useful Lives	September 30,
		2022	2021
		(In millions)
Leasehold improvements	5 to 10 years	$1.5	$0.9
Property and equipment	2 to 10 years	5.8	2.9
Total property and equipment		7.3	3.8
Accumulated depreciation		(1.6)	(0.9)
Property and equipment, net		$5.7	$2.9

Depreciation expense was $0.7 million, $0.4 million and $0.3 million in fiscal 2022, 2021 and 2020, respectively.

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

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock-Based Compensation

The Company’s stockholders formally authorize shares of its common stock to be available for future grants of stock-based compensation awards. From time to time, the Compensation Committee of the Company’s Board of Directors authorizes the grant of stock-based compensation to its employees and directors from these available shares. At September 30, 2022, the outstanding stock-based compensation awards consist of restricted stock units. Grants of restricted stock units vest over a certain number of years as determined by the Compensation Committee of the Board of Directors. Restricted stock units outstanding at September 30, 2022 have a remaining vesting period of up to 4.5 years.

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

Pending Accounting Standards

In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-04, “Reference Rate Reform,” which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (LIBOR) or by another reference rate expected to be discontinued. The guidance was effective beginning March 12, 2020 and can be applied prospectively through December 31, 2022. In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform - Scope,” which clarified the scope and application of the original guidance. The Company will adopt these standards when LIBOR is discontinued and does not expect such standards to have a material impact on its consolidated financial statements and related disclosures.

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

Note 2 — Segment Information

The Company manages its operations through its real estate segment, which is its core business and generates substantially all of its revenues. The real estate segment primarily acquires land and installs infrastructure for single-family residential communities, and its revenues generally come from sales of residential single-family finished lots to local, regional and national homebuilders. The Company has other business activities for which the related assets and operating results are immaterial and therefore are included within the Company's real estate segment.

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3 — Real Estate

Real estate consists of:

	September 30,
	2022	2021
	(In millions)
Developed and under development projects	$1,932.6	$1,824.7
Land held for future development	89.8	80.5
	$2,022.4	$1,905.2

During fiscal 2022, the Company invested $320.7 million for the acquisition of residential real estate and $1.1 billion for the development of residential real estate. At September 30, 2022 and 2021, land held for future development primarily consisted of undeveloped land which the Company has the contractual right to sell to D.R. Horton at a sales price equal to the carrying value of the land at the time of sale plus additional consideration of 12% to 16% per annum.

Each quarter, the Company reviews the performance and outlook for all of its real estate for indicators of potential impairment and performs detailed impairment evaluations and analyses when necessary. As a result of this process, the Company recorded real estate impairment charges of $3.8 million during fiscal 2022. There were no real estate impairment charges recorded in fiscal 2021 or 2020.

During fiscal 2022, 2021 and 2020, land purchase contract deposit and pre-acquisition cost write-offs related to land purchase contracts that the Company has terminated or expects to terminate were $8.7 million, $3.0 million and $0.9 million, respectively. Real estate impairments and land option charges are included in cost of sales in the consolidated statements of operations.

Note 4 — Revenues

Revenues consist of:

	Year Ended September 30,
	2022	2021	2020
	(In millions)
Residential lot sales	$1,455.5	$1,293.1	$880.3
Deferred development lot sales	26.8	—	—
Tract sales and other	36.8	32.7	51.5
	$1,519.1	$1,325.8	$931.8

During fiscal 2022, deferred development lot sales included 854 undeveloped and partially developed lots that were sold to customers other than D.R. Horton for a total transaction price of $64.1 million. As part of these transactions, the Company is obligated to complete the development of these lots. During fiscal 2022, the Company received $38.8 million in cash related to deferred development transactions with the remainder of the transaction price due as development of the lots is completed. During fiscal 2022, the Company recognized revenue of $26.8 million related to deferred development transactions. The remaining revenue will be recognized over time as the Company’s development obligations are completed.

Total revenue from D.R. Horton was $1.2 billion in both fiscal 2022 and 2021 and $887.6 million in fiscal 2020.

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 5 — Capitalized Interest

The following table summarizes the Company’s interest costs incurred, capitalized and expensed in fiscal 2022, 2021 and 2020.

	Year Ended September 30,
	2022	2021	2020
	(In millions)
Capitalized interest, beginning of year	$53.7	$48.7	$23.7
Interest incurred	32.9	41.5	43.3
Interest charged to cost of sales	(34.1)	(36.5)	(18.3)
Capitalized interest, end of year	$52.5	$53.7	$48.7

Note 6 — Other Assets, Accrued Expenses and Other Liabilities

The Company's other assets at September 30, 2022 and 2021 were as follows:

	September 30,
	2022	2021
	(In millions)
Earnest money notes receivable on sales contracts	$—	$0.7
Receivables, net	11.4	0.4
Lease right of use assets	7.5	6.9
Prepaid expenses	18.9	15.4
Land purchase contract deposits	10.0	10.4
Other assets	1.8	5.3
	$49.6	$39.1

The Company's accrued expenses and other liabilities at September 30, 2022 and 2021 were as follows:

	September 30,
	2022	2021
	(In millions)
Accrued employee compensation and benefits	$11.6	$7.9
Accrued property taxes	6.2	3.4
Lease liabilities	8.1	7.3
Accrued interest	8.0	8.5
Contract liabilities	16.1	5.8
Deferred income	4.1	6.8
Income taxes payable	8.2	6.8
Other accrued expenses	6.8	8.9
Other liabilities	1.0	1.3
	$70.1	$56.7
Contract liabilities at September 30, 2022 include $12.0 million related to the Company's remaining unsatisfied performance obligations on deferred development lot sales.

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7 — Debt

The Company's notes payable at their carrying amounts consist of the following:

	September 30,
	2022	2021
	(In millions)
Unsecured:
Revolving credit facility	$—	$—
3.85% senior notes due 2026 (1)	396.5	395.5
5.0% senior notes due 2028 (1)	297.0	296.5
Other note payable	12.5	12.5
	$706.0	$704.5
______________
(1)Unamortized debt issuance costs that were deducted from the carrying amounts of the senior notes totaled $6.5 million and $8.0 million at September 30, 2022 and 2021, respectively.

Bank Credit Facility

The Company has a $410 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $600 million, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the revolving credit commitment. Borrowings under the revolving credit facility are subject to a borrowing base calculation based on the book value of the Company's real estate assets and unrestricted cash. Letters of credit issued under the facility reduce the available borrowing capacity. There were no borrowings or repayments under the facility during fiscal 2022. At September 30, 2022, there were no borrowings outstanding and $53.3 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $356.7 million.

In October 2022, the Company's senior unsecured revolving credit facility was amended to extend its maturity date to October 28, 2026.

The revolving credit facility is guaranteed by the Company’s wholly-owned subsidiaries that are not immaterial subsidiaries or have not been designated as unrestricted subsidiaries. The revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require a minimum level of tangible net worth, a minimum level of liquidity and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At September 30, 2022, the Company was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility.

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

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The indentures governing the senior notes require that, upon the occurrence of both a change of control and a rating decline (each as defined in the indentures), the Company offer to purchase the applicable series of notes at 101% of their principal amount. If the Company or its restricted subsidiaries dispose of assets, under certain circumstances, the Company will be required to either invest the net cash proceeds from such asset sales in its business within a specified period of time, repay certain senior secured debt or debt of its non-guarantor subsidiaries, or make an offer to purchase a principal amount of the notes equal to the excess net cash proceeds at a purchase price of 100% of their principal amount. The indentures contain covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries to pay dividends or distributions, repurchase equity, prepay subordinated debt and make certain investments; incur additional debt or issue mandatorily redeemable equity; incur liens on assets; merge or consolidate with another company or sell or otherwise dispose of all or substantially all of the Company’s assets; enter into transactions with affiliates; and allow to exist certain restrictions on the ability of subsidiaries to pay dividends or make other payments. At September 30, 2022, the Company was in compliance with all of the limitations and restrictions associated with its senior note obligations.

Effective April 30, 2020, the Board of Directors authorized the repurchase of up to $30 million of the Company’s debt securities. The authorization has no expiration date. All of the $30 million authorization was remaining at September 30, 2022.

Other Note Payable

The Company also has a note payable of $12.5 million that was issued as part of a transaction to acquire real estate for development. The note is non-recourse, is secured by the underlying real estate and accrues interest at 4.0% per annum with interest payments due in October 2022 and at maturity in October 2023.

Note 8 — Earnings per Share

The computations of basic and diluted earnings per share are as follows:

	Year Ended September 30,
	2022	2021	2020
	(In millions, except share and per share amounts)
Numerator:
Net income attributable to Forestar Group Inc.	$178.8	$110.2	$60.8
Denominator:
Weighted average common shares outstanding — basic	49,818,132	48,901,987	48,037,018
Dilutive effect of stock-based compensation	31,762	73,674	57,093
Total weighted average shares outstanding — diluted	49,849,894	48,975,661	48,094,111

Basic net income per common share attributable to Forestar Group Inc.	$3.59	$2.25	$1.26
Diluted net income per common share attributable to Forestar Group Inc.	$3.59	$2.25	$1.26

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 9 — Income Taxes

The components of the Company's income tax expense are as follows:

	Year Ended September 30,
	2022	2021	2020
	(In millions)
Current tax expense (benefit):
Federal	$38.3	$14.3	$(7.6)
State and other	6.2	2.6	0.9
	44.5	16.9	(6.7)
Deferred tax expense:
Federal	10.2	15.8	21.2
State and other	2.3	3.4	1.9
	12.5	19.2	23.1
Income tax expense	$57.0	$36.1	$16.4

A reconciliation of the federal statutory rate to the Company's effective income tax rate follows:

	Year Ended September 30,
	2022	2021	2020
Federal statutory rate	21.0%	21.0%	21.0%
State, net of federal benefit	3.0	3.3	2.9
Valuation allowance	(0.1)	—	(0.1)
Tax benefits previously unrecognized	—	—	(2.0)
Non-controlling interests	—	—	(0.3)
Tax rate benefit in carryback years	—	—	(1.0)
Other	0.3	0.3	0.5
Effective tax rate	24.2%	24.6%	21.0%

The effective tax rate for fiscal 2020 includes a tax benefit of $2.3 million related to the net operating loss ("NOL") carryback provisions of the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), which allowed the Company to carryback a portion of its fiscal 2018 NOL. The carryback provisions resulted in the recognition of previously unrecognized tax benefits and the revaluation of deferred tax assets due to the utilization of NOLs at a higher tax rate in the carryback period. The effective tax rate for all years includes an expense for state income taxes and nondeductible expenses and a benefit related to noncontrolling interests

The Inflation Reduction Act of 2022 ("IRA") was signed into law on August 16, 2022. The tax provisions of the IRA did not have a material impact on our financial statements.

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Significant components of deferred taxes are:

	September 30,
	2022	2021
	(In millions)
Deferred tax assets:
Real estate	$11.5	$14.2
Employee benefits	2.8	1.9
Net operating loss carryforwards	1.2	1.4
Accruals not deductible until paid	0.2	0.2
Total deferred tax assets	15.7	17.7
Valuation allowance	(1.0)	(1.2)
Total deferred tax assets, net of valuation allowance	14.7	16.5
Deferred tax liabilities:
Deferral of profit on lot sales	(51.6)	(40.9)
Total deferred tax liabilities	(51.6)	(40.9)
Deferred tax liability, net	$(36.9)	$(24.4)

At September 30, 2022, the Company had tax benefits of $1.2 million related to state NOL carryforwards, of which $0.7 million will expire between 2030 and 2037 while the remaining $0.5 million do not have an expiration date.

The Company has a valuation allowance of $1.0 million and $1.2 million at September 30, 2022 and 2021, respectively, because it is more likely than not that a portion of the Company's state deferred tax assets, primarily NOL carryforwards, will not be realized because the Company is no longer operating in some states or the NOL carryforward periods are too brief to realize the related deferred tax asset. The Company will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance on its deferred tax assets. Any reversal of the valuation allowance in future periods will impact the effective tax rate.

The Company is subject to a Tax Sharing Agreement with D.R. Horton. The agreement sets forth an equitable method for reimbursements of tax liabilities or benefits between the Company and D.R. Horton related to state and local income, margin or franchise tax returns that are filed on a unitary basis with D.R. Horton. In accordance with the agreement, the Company reimbursed D.R. Horton $0.7 million, $0.5 million and $0.2 million in fiscal 2022, 2021 and 2020, respectively, for its tax expense generated in fiscal 2021, 2020 and 2019.

The Company files income tax returns in the U.S. and in various state jurisdictions. The federal statute of limitations for tax years prior to 2019 is closed and the statute of limitations in major state jurisdictions for tax years prior to 2017 is closed. The Company is not currently being audited by the IRS or any state jurisdictions.

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the beginning and ending amount of tax benefits not recognized for book purposes is as follows:

	Year Ended September 30,
	2022	2021	2020
	(In millions)
Unrecognized tax benefits, beginning of year	$—	$—	$1.6
Decrease for tax positions taken in prior years	—	—	(1.6)
Unrecognized tax benefits, end of year	$—	$—	$—

The Company had no unrecognized tax benefits at September 30, 2022, 2021 and 2020 as a result of the recognition of $1.6 million of previously unrecognized tax benefits during fiscal 2020. All of the $1.6 million of recognized tax benefits affected the Company’s effective tax rate in fiscal 2020 and was attributable to the NOL carryback provisions of the CARES Act allowing previously uncertain tax attributes to be recognized.

The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. In fiscal years 2022, 2021 and 2020, no significant interest related to unrecognized tax benefits was recognized. At September 30, 2022, there were no accrued interest or penalties.

Note 10 — Stockholders' Equity

The Company has an effective shelf registration statement filed with the Securities and Exchange Commission in October 2021 registering $750 million of equity securities, of which $300 million was reserved for sales under the at-the-market equity offering program that became effective in November 2021. In fiscal 2022, the Company issued 84,547 shares of common stock under its at-the-market equity offering program for proceeds of $1.7 million, net of commissions and other issuance costs totaling $0.1 million. At September 30, 2022, $748.2 million remained available for issuance under the shelf registration statement, of which $298.2 million was reserved for sales under the at-the-market equity offering program.

Note 11 — Employee Benefit Plans

Retirement Plans

The Company has a 401(k) plan for all employees who have been with the Company for a period of six months or more. The Company matches portions of employees’ voluntary contributions. Additional employer contributions in the form of profit sharing may also be made at the Company’s discretion. The Company recorded expense of $0.8 million, $0.6 million and $0.4 million for matching contributions in fiscal 2022, 2021 and 2020, respectively, which is included in in selling, general and administrative expense in the Company's consolidated statements of operations.

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

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During fiscal 2022, 2021 and 2020, the Company granted time-based RSUs that vest annually in equal installments over periods of three to five years. The following table provides additional information related to time-based RSU activity during those periods.

	Year Ended September 30,
	2022		2021		2020
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	387,154	$20.70	285,863	$17.47	200,960	$19.68
Granted	394,786	17.76	234,000	23.13	181,325	16.11
Vested	(123,389)	19.98	(92,159)	19.08	(79,432)	19.58
Cancelled	(36,600)	19.98	(40,550)	19.66	(16,990)	19.10
Outstanding at end of year	621,951	$18.94	387,154	$20.70	285,863	$17.47

The total fair value of shares vested on the vesting date was $2.5 million during fiscal 2022 and $1.6 million during both fiscal 2021 and 2020. Total stock-based compensation expense related to the Company's restricted stock units for fiscal 2022, 2021 and 2020 was $3.3 million, $2.6 million and $2.0 million, respectively. These expenses are included in selling, general and administrative expense in the Company's consolidated statements of operations. At September 30, 2022, there was $8.0 million of unrecognized compensation expense related to unvested time-based RSU awards. This expense is expected to be recognized over a weighted average period of 2.9 years.

Note 12 — Commitments and Contingencies

Contractual Obligations and Off-Balance Sheet Arrangements

In support of the Company's residential lot development business, it issues letters of credit under the revolving credit facility and has a surety bond program that provides financial assurance to beneficiaries related to the execution and performance of certain development obligations. At September 30, 2022, the Company had outstanding letters of credit of $53.3 million under the revolving credit facility and surety bonds of $632.7 million issued by third parties to secure performance under various contracts. The Company expects that its performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When the Company completes its performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving the Company with no continuing obligations. The Company has no material third-party guarantees.

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

Land Purchase Contracts

The Company enters into land purchase contracts to acquire land for the development of residential lots. At September 30, 2022, the Company had total deposits of $10.0 million related to contracts to purchase land with a total remaining purchase price of approximately $490.3 million. The majority of land and lots under contract are currently expected to be purchased within two years. None of the land purchase contracts were subject to specific performance provisions at September 30, 2022.

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Commitments

The Company leases facilities and equipment under non-cancelable long-term operating lease agreements. In addition, the Company has various obligations under other office space and equipment leases of less than one year. Rent expense for facilities and equipment was $2.5 million in fiscal 2022, $1.7 million in fiscal 2021 and $1.1 million in fiscal 2020. Future minimum rental commitments, by fiscal year, under non-cancelable operating leases having an initial or remaining term in excess of one year are: 2023 — $2.4 million; 2024 — $2.4 million; 2025 — $1.9 million; 2026 — $1.4 million; 2027 — $0.2 million; and none thereafter.

Note 13 — Related Party Transactions

The Company has a Shared Services Agreement with D.R. Horton whereby D.R. Horton provides the Company with certain administrative, compliance, operational and procurement services. During fiscal 2022, 2021 and 2020, selling, general and administrative expense in the consolidated statements of operations included $4.1 million, $4.0 million and $5.0 million for these shared services, $7.4 million, $4.7 million and $2.7 million reimbursed to D.R. Horton for the cost of health insurance and other employee benefits and $6.6 million, $6.1 million and $4.0 million for other corporate and administrative expenses paid by D.R. Horton on behalf of the Company.

The Company is subject to a Tax Sharing Agreement with D.R. Horton. The agreement sets forth an equitable method for reimbursements of tax liabilities or benefits between the Company and D.R. Horton related to state and local income, margin or franchise tax returns that are filed on a unitary basis with D.R. Horton. In accordance with the agreement, the Company reimbursed D.R. Horton $0.7 million, $0.5 million and $0.2 million in fiscal 2022, 2021 and 2020, respectively, for its tax expense generated in fiscal 2021, 2020 and 2019.

Under the terms of the Master Supply Agreement with D.R. Horton, both companies identify land development opportunities to expand Forestar's portfolio of assets. At September 30, 2022 and 2021, the Company owned approximately 61,800 and 64,400 residential lots, of which D.R. Horton had the following involvement.

	September 30,
	2022	2021
	(Dollars in millions)
Residential lots under contract to sell to D.R. Horton	17,800	21,000
Residential lots subject to right of first offer with D.R. Horton	18,900	18,200
Earnest money deposits from D.R. Horton for lots under contract	$130.1	$143.1
Earnest money notes from D.R. Horton for lots under contract	$—	$0.7
Remaining sales price of lots under contract with D.R. Horton	$1,389.7	$1,582.7

During fiscal 2022, 2021 and 2020, the Company's residential lot sales totaled 17,691, 15,915 and 10,373 and lot sales revenues were $1.5 billion, $1.3 billion and $880.3 million. Lot and land sales to D.R. Horton during those periods were as follows.

	Year Ended September 30,
	2022	2021	2020
	(Dollars in millions)
Residential lots sold to D.R. Horton	14,895	14,839	10,164
Residential lot sales revenues from sales to D.R. Horton	$1,230.0	$1,212.1	$859.7
Tract acres sold to D.R. Horton	—	85	143
Tract sales revenues from sales to D.R. Horton	$—	$25.9	$25.6

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In addition, the net impact of the change in contract liabilities increased revenues on lot sales to D.R. Horton by $1.8 million in fiscal 2022, decreased revenues on lot sales to D.R. Horton by $5.6 million in fiscal 2021 and increased revenues on lot sales to D.R. Horton by $2.3 million in fiscal 2020.

During fiscal 2022, 2021 and 2020, the Company reimbursed D.R. Horton approximately $8.7 million, $30.8 million and $27.0 million for previously paid earnest money and $58.9 million, $61.3 million and $36.3 million for pre-acquisition and other due diligence and development costs related to land purchase contracts identified by D.R. Horton that the Company independently underwrote and closed.

During fiscal 2022, 2021 and 2020, the Company paid D.R. Horton $2.8 million, $5.7 million and $6.2 million for land development services. These amounts are included in cost of sales in the Company’s consolidated statements of operations.

At September 30, 2022 and 2021, land held for future development primarily consists of undeveloped land which the Company has the contractual right to sell to D.R. Horton within approximately one year of its purchase or, if D.R. Horton elects, at an earlier date, at a sales price equal to the carrying value of the land at the time of sale plus additional consideration of 12% to 16% per annum.

At September 30, 2022 and 2021, accrued expenses and other liabilities on the Company's consolidated balance sheets included $3.2 million and $6.7 million owed to D.R. Horton for any accrued and unpaid shared service charges, land purchase contract deposits and due diligence and other development cost reimbursements.

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

For the financial assets and liabilities that the Company does not reflect at fair value, the following tables present both their respective carrying value and fair value at September 30, 2022 and 2021.

		Fair Value at September 30, 2022
	Carrying Value	Level 1	Level 2	Level 3	Total
	(in millions)
Cash and cash equivalents (a)	$264.8	$264.8	$—	$—	$264.8
Debt (b) (c)	706.0	—	570.7	12.5	583.2

		Fair Value at September 30, 2021
	Carrying Value	Level 1	Level 2	Level 3	Total
	(in millions)
Cash and cash equivalents (a)	$153.6	$153.6	$—	$—	$153.6
Debt (b) (c)	704.5	—	711.2	12.5	723.7
 _____________________
(a)    The fair values of cash and cash equivalents approximate their carrying values due to their short-term nature and are classified as Level 1 within the fair value hierarchy.
(b)    At September 30, 2022 and 2021, debt primarily consisted of the Company's senior notes. The fair value of the senior notes is determined based on quoted market prices in markets that are not active, which is classified as Level 2 within the fair value hierarchy.
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

(c) Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is set forth under the captions “Election of Directors,” “Delinquent Section 16(a) Reports,” if applicable, and “Board Matters” in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

The information required by this item is set forth under the captions “Director Compensation,” “Executive Compensation” and “CEO Pay Ratio” in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is set forth under the captions “Securities Authorized for Issuance under Equity Compensation Plans” and “Voting Securities and Principal Stockholders” in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is set forth under the captions “Certain Relationships and Related Party Transactions” and “Board Matters” in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services.

The information required by this item is set forth under the caption “Proposal to Ratify the Selection of Ernst & Young as our Independent Registered Public Accounting Firm” in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders.

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

4.3*
Supplemental Indenture, dated as of August 29, 2022, among FOR Nevada Development LLC, FOR California Development LLC, Forestar Group Inc. and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee, relating to the 5.000% Senior Notes due 2028 of Forestar Group Inc.

4.4	Description of Securities (incorporated by reference to Exhibit 4.6 of the Company's Annual Report on Form 10-K filed with the Commission on November 21, 2019).
4.5	Indenture, dated as of April 21, 2021, by and among Forestar Group Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee.
4.6*
Supplemental Indenture, dated as of August 29, 2022, among FOR Nevada Development LLC, FOR California Development LLC, Forestar Group Inc. and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee, relating to the 3.850% Senior Notes due 2026 of Forestar Group Inc.

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

10.21
Amendment No. 3 to Credit Agreement, dated October 28, 2022 by and among the Company, JPMorgan Chase Bank, N.A., as administrative agent, and the Lenders named therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 1, 2022).

10.22
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

Forestar Group Inc.

Date:	November 17, 2022	By:	/s/ James D. Allen
James D. Allen
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel C. Bartok	Chief Executive Officer (Principal Executive Officer)	November 17, 2022
Daniel C. Bartok

/s/ James D. Allen	Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	November 17, 2022
James D. Allen

/s/ Donald J. Tomnitz	Executive Chairman of the Board	November 17, 2022
Donald J. Tomnitz

/s/ Samuel R. Fuller	Director	November 17, 2022
Samuel R. Fuller

/s/ Lisa H. Jamieson	Director	November 17, 2022
Lisa H. Jamieson

/s/ G.F. (Rick) Ringler, III	Director	November 17, 2022
G.F. (Rick) Ringler, III

/s/ Donald C. Spitzer	Director	November 17, 2022
Donald C. Spitzer