Form 10-Q
period 2022-12-31
Forestar Group Inc.
filed 2023-01-25
CIK 1406587

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2022
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
Common Stock, $1.00 par value -- 49,772,555 shares as of January 20, 2023

FORESTAR GROUP INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FORESTAR GROUP INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2022	September 30, 2022
	(In millions, except share data)
ASSETS
Cash and cash equivalents	$216.4	$264.8
Real estate	2,067.7	2,022.4
Investment in unconsolidated ventures	0.5	0.5
Property and equipment, net	5.6	5.7
Other assets	50.9	49.6
Total assets	$2,341.1	$2,343.0
LIABILITIES
Accounts payable	$73.0	$72.2
Accrued development costs	98.0	122.3
Earnest money on sales contracts	147.8	136.2
Deferred tax liability, net	34.7	36.9
Accrued expenses and other liabilities	60.6	70.1
Debt	706.4	706.0
Total liabilities	1,120.5	1,143.7
Commitments and contingencies (Note 11)
EQUITY
Common stock, par value $1.00 per share, 200,000,000 authorized shares, 49,772,555 and 49,761,480 shares issued and outstanding at December 31, 2022 and September 30, 2022, respectively	49.8	49.8
Additional paid-in capital	641.1	640.6
Retained earnings	528.7	507.9
Stockholders' equity	1,219.6	1,198.3
Noncontrolling interests	1.0	1.0
Total equity	1,220.6	1,199.3
Total liabilities and equity	$2,341.1	$2,343.0

See accompanying notes to consolidated financial statements.

FORESTAR GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,
	2022	2021
	(In millions, except per share amounts)
Revenues	$216.7	$407.6
Cost of sales	169.2	334.2
Selling, general and administrative expense	22.9	21.5
Equity in earnings of unconsolidated ventures	—	(1.1)
Gain on sale of assets	(1.6)	(0.5)
Interest and other income	(1.7)	—
Income before income taxes	27.9	53.5
Income tax expense	7.1	13.0
Net income	20.8	40.5
Net income attributable to noncontrolling interests	—	—
Net income attributable to Forestar Group Inc.	$20.8	$40.5

Basic net income per common share attributable to Forestar Group Inc.	$0.42	$0.81
Weighted average number of common shares	49.9	49.7

Diluted net income per common share attributable to Forestar Group Inc.	$0.42	$0.81
Adjusted weighted average number of common shares	49.9	49.7

See accompanying notes to consolidated financial statements.

FORESTAR GROUP INC.
CONSOLIDATED STATEMENTS OF TOTAL EQUITY
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Non-controlling Interests	Total Equity
	(In millions, except share amounts)
Balances at September 30, 2022 (49,761,480 shares)	$49.8	$640.6	$507.9	$1.0	$1,199.3
Net income	—	—	20.8	—	20.8
Stock issued under employee benefit plans (11,075 shares)	—	—	—	—	—
Cash paid for shares withheld for taxes	—	(0.1)	—	—	(0.1)
Stock-based compensation expense	—	0.6	—	—	0.6
Balances at December 31, 2022 (49,772,555 shares)	$49.8	$641.1	$528.7	$1.0	$1,220.6

	Common Stock	Additional Paid-in Capital	Retained Earnings	Non-controlling Interests	Total Equity
	(In millions, except share amounts)
Balances at September 30, 2021 (49,580,389 shares)	$49.6	$636.2	$329.1	$1.0	$1,015.9
Net income	—	—	40.5	—	40.5
Issuance of common stock (84,547 shares)	0.1	1.6	—	—	1.7
Stock issued under employee benefit plans (10,832 shares)	—	—	—	—	—
Cash paid for shares withheld for taxes	—	(0.1)	—	—	(0.1)
Stock-based compensation expense	—	0.4	—	—	0.4
Balances at December 31, 2021 (49,675,768 shares)	$49.7	$638.1	$369.6	$1.0	$1,058.4

See accompanying notes to consolidated financial statements.

FORESTAR GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended December 31,
	2022	2021
	(In millions)
OPERATING ACTIVITIES
Net income	$20.8	$40.5
Adjustments:
Depreciation and amortization	0.7	0.8
Deferred income taxes	(2.2)	(0.2)
Equity in earnings of unconsolidated ventures	—	(1.1)
Stock-based compensation expense	0.6	0.4
Land option charges	2.4	0.6
Gain on sale of assets	(1.6)	(0.5)
Changes in operating assets and liabilities:
Increase in real estate	(49.9)	(55.5)
Decrease in other assets	1.8	2.6
(Decrease) increase in accounts payable and other accrued liabilities	(8.6)	12.2
(Decrease) increase in accrued development costs	(24.3)	12.2
Increase (decrease) in earnest money deposits on sales contracts	10.5	(6.2)
Net cash (used in) provided by operating activities	(49.8)	5.8
INVESTING ACTIVITIES
Expenditures for property, equipment, software and other	(0.1)	(1.5)
Return of investment in unconsolidated ventures	—	1.5
Proceeds from sale of assets	1.6	3.2
Net cash provided by investing activities	1.5	3.2
FINANCING ACTIVITIES
Cash paid for shares withheld for taxes	(0.1)	(0.1)
Net cash used in financing activities	(0.1)	(0.1)
(Decrease) increase in cash and cash equivalents	(48.4)	8.9
Cash and cash equivalents at beginning of period	264.8	153.6
Cash and cash equivalents at end of period	$216.4	$162.5
SUPPLEMENTAL CASH FLOW INFORMATION:
Issuance of common stock not settled	$—	$1.7

See accompanying notes to consolidated financial statements.

FORESTAR GROUP INC.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and include the accounts of Forestar Group Inc. ("Forestar") and all of its 100% owned, majority-owned and controlled subsidiaries, which are collectively referred to as the Company unless the context otherwise requires. The Company accounts for its investment in other entities in which it has significant influence over operations and financial policies using the equity method. All intercompany accounts, transactions and balances have been eliminated in consolidation. Noncontrolling interests in consolidated pass-through entities are recognized before income taxes. The transactions included in net income in the consolidated statements of operations are the same as those that would be presented in comprehensive income. Thus, the Company's net income equates to comprehensive income.

In the opinion of management, these financial statements reflect all adjustments considered necessary to fairly state the results for the interim periods shown, including normal recurring accruals and other items. These financial statements, including the consolidated balance sheet as of September 30, 2022, which was derived from audited financial statements, do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2022.

In October 2017, Forestar became a majority-owned subsidiary of D.R. Horton, Inc. ("D.R. Horton") by virtue of a merger with a wholly-owned subsidiary of D.R. Horton. Immediately following the merger, D.R. Horton owned 75% of the Company's outstanding common stock. In connection with the merger, the Company entered into certain agreements with D.R. Horton, including a Stockholder’s Agreement, a Master Supply Agreement and a Shared Services Agreement. D.R. Horton is considered a related party of Forestar under GAAP. As of December 31, 2022, D.R. Horton owned approximately 63% of the Company's outstanding common stock.

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

Note 3 — Real Estate

Real estate consists of:

	December 31, 2022	September 30, 2022
	(In millions)
Developed and under development projects	$1,980.2	$1,932.6
Land held for future development	87.5	89.8
	$2,067.7	$2,022.4

In the three months ended December 31, 2022, the Company invested $31.8 million for the acquisition of residential real estate and $205.6 million for the development of residential real estate. At December 31, 2022 and September 30, 2022, land held for future development primarily consisted of undeveloped land which the Company has the contractual right to sell to D.R. Horton at a sales price equal to the carrying value of the land at the time of sale plus additional consideration of 12% to 16% per annum.

Each quarter, the Company reviews the performance and outlook for all of its real estate for indicators of potential impairment and performs detailed impairment evaluations and analyses when necessary. As a result of this process, there were no real estate impairment charges recorded for either period presented in the consolidated statements of operations.

In the three months ended December 31, 2022 and 2021, land purchase contract deposit and pre-acquisition cost write-offs related to land purchase contracts that the Company has terminated or expects to terminate were $2.4 million and $0.6 million, respectively. These land option charges are included in cost of sales in the consolidated statements of operations.

Note 4 — Revenues

Revenues consist of:

	Three Months Ended December 31,
	2022	2021
	(In millions)
Residential lot sales	$206.7	$404.1
Deferred development lot sales	6.7	—
Tract sales and other	3.3	3.5
	$216.7	$407.6

In the three months ended December 31, 2022, the Company recognized $6.7 million of revenues as a result of its progress towards completion of its remaining unsatisfied performance obligations on deferred development projects.

Note 5 — Capitalized Interest

The Company capitalizes interest costs to real estate throughout the development period (active real estate). Capitalized interest is charged to cost of sales as the related real estate is sold to the buyer. During periods in which the Company’s active real estate is lower than its debt level, a portion of the interest incurred is reflected as interest expense in the period incurred. In the first three months of fiscal 2023 and fiscal 2022, the Company’s active real estate exceeded its debt level, and all interest incurred was capitalized to real estate.

The following table summarizes the Company’s interest costs incurred, capitalized and expensed in the three months ended December 31, 2022 and 2021.

	Three Months Ended December 31,
	2022	2021
	(In millions)
Capitalized interest, beginning of period	$52.5	$53.7
Interest incurred	8.2	8.2
Interest charged to cost of sales	(5.0)	(9.0)
Capitalized interest, end of period	$55.7	$52.9

Note 6 — Other Assets, Accrued Expenses and Other Liabilities

The Company's other assets at December 31, 2022 and September 30, 2022 were as follows:

	December 31, 2022	September 30, 2022
	(In millions)
Receivables, net	$13.9	$11.4
Lease right of use assets	7.3	7.5
Prepaid expenses	18.1	18.9
Land purchase contract deposits	8.2	10.0
Other assets	3.4	1.8
	$50.9	$49.6

The Company's accrued expenses and other liabilities at December 31, 2022 and September 30, 2022 were as follows:

	December 31, 2022	September 30, 2022
	(In millions)
Accrued employee compensation and benefits	$3.9	$11.6
Accrued property taxes	0.8	6.2
Lease liabilities	7.9	8.1
Accrued interest	6.5	8.0
Contract liabilities	14.1	16.1
Deferred income	4.1	4.1
Income taxes payable	17.1	8.2
Other accrued expenses	4.8	6.8
Other liabilities	1.4	1.0
	$60.6	$70.1

Contract liabilities at December 31, 2022 and September 30, 2022 include $9.9 million and $12.0 million, respectively, related to the Company's remaining unsatisfied performance obligations on deferred development lot sales.

Note 7 — Debt

The Company's notes payable at their carrying amounts consist of the following:

	December 31, 2022	September 30, 2022
	(In millions)
Unsecured:
Revolving credit facility	$—	$—
3.85% senior notes due 2026 (1)	396.7	396.5
5.0% senior notes due 2028 (1)	297.2	297.0
Other note payable	12.5	12.5
	$706.4	$706.0
______________
(1)Unamortized debt issuance costs that were deducted from the carrying amounts of the senior notes totaled $6.1 million and $6.5 million at December 31, 2022 and September 30, 2022, respectively.

Bank Credit Facility

The Company has a $410 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $600 million, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the total revolving credit commitments. Borrowings under the revolving credit facility are subject to a borrowing base calculation based on the book value of the Company's real estate assets and unrestricted cash. Letters of credit issued under the facility reduce the available borrowing capacity. In October 2022, the Company's senior unsecured revolving credit facility was amended to extend its maturity date to October 28, 2026. At December 31, 2022, there were no borrowings outstanding and $43.8 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $366.2 million.

The revolving credit facility is guaranteed by the Company’s wholly-owned subsidiaries that are not immaterial subsidiaries or have not been designated as unrestricted subsidiaries. The revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require a minimum level of tangible net worth, a minimum level of liquidity and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At December 31, 2022, the Company was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility.

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

The indentures governing the senior notes require that, upon the occurrence of both a change of control and a rating decline (as defined in each indenture), the Company offer to purchase the applicable series of notes at 101% of their principal amount. If the Company or its restricted subsidiaries dispose of assets, under certain circumstances, the Company will be required to either invest the net cash proceeds from such asset sales in its business within a specified period of time, repay certain senior secured debt or debt of its non-guarantor subsidiaries, or make an offer to purchase a principal amount of such notes equal to the excess net cash proceeds at a purchase price of 100% of their principal amount. The indentures contain covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries to pay dividends or distributions, repurchase equity, prepay subordinated debt and make certain investments; incur additional debt or issue mandatorily redeemable equity; incur liens on assets; merge or consolidate with another company or sell or otherwise dispose of all or substantially all of the Company’s assets; enter into transactions with affiliates; and allow to exist certain restrictions on the ability of subsidiaries to pay dividends or make other payments. At December 31, 2022, the Company was in compliance with all of the limitations and restrictions associated with its senior note obligations.

Effective April 30, 2020, the Board of Directors authorized the repurchase of up to $30 million of the Company’s debt securities. The authorization has no expiration date. All of the $30 million authorization was remaining at December 31, 2022.

Other Note Payable

The Company also has a note payable of $12.5 million that was issued as part of a transaction to acquire real estate for development. The note is non-recourse, is secured by the underlying real estate, accrues interest at 4.0% per annum and matures in October 2023.

Note 8 — Earnings per Share

The computations of basic and diluted earnings per share are as follows:

	Three Months Ended December 31,
	2022	2021
	(In millions, except share and per share amounts)
Numerator:
Net income attributable to Forestar Group Inc.	$20.8	$40.5
Denominator:
Weighted average common shares outstanding — basic	49,890,481	49,683,369
Dilutive effect of stock-based compensation	8,541	49,500
Total weighted average shares outstanding — diluted	49,899,022	49,732,869

Basic net income per common share attributable to Forestar Group Inc.	$0.42	$0.81
Diluted net income per common share attributable to Forestar Group Inc.	$0.42	$0.81

Note 9 — Income Taxes

The Company’s income tax expense for the three months ended December 31, 2022 was $7.1 million compared to $13.0 million in the prior year period. The effective tax rate was 25.4% for the three months ended December 31, 2022 compared to 24.3% in the prior year period. The effective tax rate for both periods includes an expense for state income taxes and nondeductible expenses.

At December 31, 2022, the Company had deferred tax liabilities, net of deferred tax assets, of $33.7 million. The deferred tax assets were partially offset by a valuation allowance of $1.0 million, resulting in a net deferred tax liability of $34.7 million. At September 30, 2022, deferred tax liabilities, net of deferred tax assets, were $35.9 million. The deferred tax assets were partially offset by a valuation allowance of $1.0 million, resulting in a net deferred tax liability of $36.9 million. The valuation allowance for both periods was recorded because it is more likely than not that a portion of the Company's state deferred tax assets, primarily net operating loss (NOL) carryforwards, will not be realized because the Company is no longer operating in some states or the NOL carryforward periods are too brief to realize the related deferred tax asset. The Company will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance on its deferred tax assets. Any reversal of the valuation allowance in future periods will impact the effective tax rate.

Note 10 — Stockholders' Equity and Stock-Based Compensation

Stockholders' Equity

The Company has an effective shelf registration statement, filed with the Securities and Exchange Commission in October 2021, registering $750 million of equity securities, of which $300 million was reserved for sales under the at-the-market equity offering program that became effective in November 2021. The Company issued no shares of common stock under its at-the-market equity offering program in the three months ended December 31, 2022. At December 31, 2022, $748.2 million remained available for issuance under the shelf registration statement, of which $298.2 million was reserved for sales under the at-the-market equity offering program.

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

There were no new grants of RSUs in the three months ended December 31, 2022. Total stock-based compensation expense related to the Company's RSUs for the three months ended December 31, 2022 and 2021 was $0.6 million and $0.4 million, respectively.

Note 11 — Commitments and Contingencies

Contractual Obligations and Off-Balance Sheet Arrangements

In support of the Company's residential lot development business, it issues letters of credit under the revolving credit facility and has a surety bond program that provides financial assurance to beneficiaries related to the execution and performance of certain development obligations. At December 31, 2022, the Company had outstanding letters of credit of $43.8 million under the revolving credit facility and surety bonds of $645.1 million issued by third parties to secure performance under various contracts. The Company expects that its performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When the Company completes its performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving the Company with no continuing obligations. The Company has no material third-party guarantees.

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

Note 12 — Related Party Transactions

The Company has a Shared Services Agreement with D.R. Horton whereby D.R. Horton provides the Company with certain administrative, compliance, operational and procurement services. In the three months ended December 31, 2022 and 2021, selling, general and administrative expense in the consolidated statements of operations included $0.9 million and $1.0 million for these shared services, $2.3 million and $1.6 million reimbursed to D.R. Horton for the cost of health insurance and other employee benefits and $0.6 million and $0.9 million for other corporate and administrative expenses paid by D.R. Horton on behalf of the Company.

Under the terms of the Master Supply Agreement with D.R. Horton, both companies identify land development opportunities to expand Forestar's portfolio of assets. At December 31, 2022 and September 30, 2022, the Company owned approximately 61,500 and 61,800 residential lots, of which D.R. Horton had the following involvement.

	December 31, 2022	September 30, 2022
	(Dollars in millions)
Residential lots under contract to sell to D.R. Horton	17,000	17,800
Residential lots subject to right of first offer with D.R. Horton	18,000	18,900
Earnest money deposits from D.R. Horton for lots under contract	$140.4	$130.1
Remaining sales price of lots under contract with D.R. Horton	$1,379.5	$1,389.7

In the three months ended December 31, 2022 and 2021, the Company sold 2,263, and 4,516 residential lots, and lot sales revenues were $206.7 million and $404.1 million. Lot and land sales to D.R. Horton during those periods were as follows.

	Three Months Ended December 31,
	2022	2021
	(Dollars in millions)
Residential lots sold to D.R. Horton	2,094	4,014
Residential lot sales revenues from sales to D.R. Horton	$187.1	$328.0

In addition, the net impact of the change in contract liabilities increased revenues on lot sales to D.R. Horton by $2.7 million and $2.1 million in the three months ended December 31, 2022 and 2021, respectively.

In the three months ended December 31, 2022 and 2021, the Company reimbursed D.R. Horton approximately $0.1 million and $2.7 million for previously paid earnest money and $4.7 million and $21.6 million for pre-acquisition and other due diligence and development costs related to land purchase contracts identified by D.R. Horton that the Company independently underwrote and closed.

In the three months ended December 31, 2022 and 2021, the Company paid D.R. Horton $0.2 million and $0.9 million for land development services. These amounts are included in cost of sales in the Company’s consolidated statements of operations.

At December 31, 2022 and September 30, 2022, land held for future development primarily consisted of undeveloped land which the Company has the contractual right to sell to D.R. Horton at a sales price equal to the carrying value of the land at the time of sale plus additional consideration of 12% to 16% per annum.

At December 31, 2022 and September 30, 2022, accrued expenses and other liabilities on the Company's consolidated balance sheets included $2.2 million and $3.2 million owed to D.R. Horton for any accrued and unpaid shared service charges, land purchase contract deposits and due diligence and other development cost reimbursements.

Note 13 — Fair Value Measurements

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

For the financial assets and liabilities that the Company does not reflect at fair value, the following tables present both their respective carrying value and fair value at December 31, 2022 and September 30, 2022.

		Fair Value at December 31, 2022
	Carrying Value	Level 1	Level 2	Level 3	Total
	(in millions)
Cash and cash equivalents (a)	$216.4	$216.4	$—	$—	$216.4
Debt (b) (c)	706.4	—	613.7	12.5	626.2

		Fair Value at September 30, 2022
	Carrying Value	Level 1	Level 2	Level 3	Total
	(in millions)
Cash and cash equivalents (a)	$264.8	$264.8	$—	$—	$264.8
Debt (b) (c)	706.0	—	570.7	12.5	583.2
 _____________________
(a)    The fair values of cash and cash equivalents approximate their carrying values due to their short-term nature and are classified as Level 1 within the fair value hierarchy.
(b)    At December 31, 2022 and September 30, 2022, debt primarily consisted of the Company's senior notes. The fair value of the senior notes is determined based on quoted market prices in markets that are not active, which is classified as Level 2 within the fair value hierarchy.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in this quarterly report and with our annual report on Form 10-K for the fiscal year ended September 30, 2022. Some of the information contained in this discussion and analysis constitutes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those described in the “Forward-Looking Statements” section following this discussion.

Our Operations

Forestar Group Inc. is a national, well-capitalized residential lot development company with operations in 52 markets in 20 states as of December 31, 2022. We are focused primarily on making investments in land acquisition and development to sell finished single-family residential lots to homebuilders. Our common stock is listed on the New York Stock Exchange (NYSE) under the ticker symbol “FOR.” The terms “Forestar,” the “Company,” “we” and “our” used herein refer to Forestar Group Inc., a Delaware corporation, and its predecessors and subsidiaries. In October 2017, Forestar became a majority-owned subsidiary of D.R. Horton, Inc. ("D.R. Horton") by virtue of a merger with a wholly-owned subsidiary of D.R. Horton. Immediately following the merger, D.R. Horton owned 75% of the Company's outstanding common stock. As of December 31, 2022, D.R. Horton owned approximately 63% of the Company's outstanding common stock. As our controlling shareholder, D.R. Horton has significant influence in guiding our strategic direction and operations.

We manage our operations through our real estate segment, which is our core business and generates substantially all of our revenues. The real estate segment primarily acquires land and installs infrastructure for single-family residential communities, and its revenues generally come from sales of residential single-family finished lots to local, regional and national homebuilders. We have other business activities for which the related assets and operating results are immaterial and therefore are included within our real estate segment.

Our real estate segment conducts a wide range of project planning and management activities related to the entitlement, acquisition, community development and sale of residential lots. We generally secure entitlements while the land is under contract by creating plans that meet the needs of the markets where we operate, and we aim to have all entitlements secured before closing on the investment. Moving land through the entitlement and development process creates significant value. We primarily invest in entitled short-duration projects that can be developed in phases, enabling us to complete and sell lots at a pace that matches market demand, consistent with our focus on maximizing capital efficiency and returns. We occasionally make short-term strategic investments in finished lots (lot banking) and undeveloped land (land banking) with the intent to sell these assets within a short time period to utilize available capital prior to its deployment into longer-term lot development projects. Our customers are primarily local, regional and national homebuilders. The lots we deliver in our communities are primarily for entry-level, first-time move-up and active adult homes. Entry-level and first-time move-up homebuyers are the largest segments of the new home market. We also market some of our communities towards build-to-rent operators.

Throughout the majority of fiscal 2022, demand for our residential lots remained strong. In the fourth quarter of fiscal 2022, we began to see weakening demand that has persisted through the end of this quarter as mortgage interest rates have increased substantially and inflationary pressures have remained elevated. We increase our land and lot sales prices when market conditions permit, and we attempt to offset cost increases in one component with savings in another. However, if market conditions continue to be challenging we may have to reduce selling prices or may not be able to offset cost increases with higher selling prices. Although these challenging market conditions may persist for some time, we believe we are well-positioned to operate effectively through changing economic conditions because of our low net leverage and strong liquidity position, our low overhead model and our strategic relationship with D.R. Horton.

Results of Operations

The following tables and related discussion set forth key operating and financial data as of and for the three months ended December 31, 2022 and 2021.

Operating Results

Components of income before income taxes were as follows:

	Three Months Ended December 31,
	2022	2021
	(In millions)
Revenues	$216.7	$407.6
Cost of sales	169.2	334.2
Selling, general and administrative expense	22.9	21.5
Equity in earnings of unconsolidated ventures	—	(1.1)
Gain on sale of assets	(1.6)	(0.5)
Interest and other income	(1.7)	—
Income before income taxes	$27.9	$53.5

Lot Sales

Residential lots sold consisted of:

	Three Months Ended December 31,
	2022	2021
Development projects	2,263	4,381
Lot banking projects	—	135
	2,263	4,516

Average sales price per lot (a)	$90,100	$89,000
 _______________
(a) Excludes any impact from change in contract liabilities.

Revenues

Revenues consisted of:

	Three Months Ended December 31,
	2022	2021
	(In millions)
Residential lot sales:
Development projects	$204.0	$393.0
Lot banking projects	—	9.0
Decrease in contract liabilities	2.7	2.1
	206.7	404.1
Deferred development projects	6.7	—
	213.4	404.1
Tract sales and other	3.3	3.5
Total revenues	$216.7	$407.6

Residential lots sold and residential lot sales revenues have decreased compared to the prior year primarily as a result of weakening demand for finished lots as homebuilders have reduced their pace of new home starts to better match the moderation of housing demand caused by increases in mortgage rates and elevated inflationary pressures. In the three months ended December 31, 2022, we sold 2,094 residential lots to D.R. Horton for $187.1 million compared to 4,014 residential lots sold to D.R. Horton for $328.0 million in the prior year period. In the three months ended December 31, 2022, we sold 169 residential lots to customers other than D.R. Horton for $16.8 million, compared to 502 residential lots sold for $74.0 million in the prior year period. Lots sold to customers other than D.R. Horton in the three months ended December 31, 2021 included 243 lots that were sold for $30.9 million to a lot banker who expected to sell those lots to D.R. Horton at a future date.

In the three months ended December 31, 2022, we recognized $6.7 million of revenues as a result of our progress towards completion of our remaining unsatisfied performance obligations on deferred development projects.

Cost of Sales, Real Estate Impairment and Land Option Charges and Interest Incurred

Cost of sales in the three months ended December 31, 2022 decreased compared to the prior year period primarily due to the decrease in the number of lots sold.

Each quarter, we review the performance and outlook for all of our real estate for indicators of potential impairment and perform detailed impairment evaluations and analyses when necessary. As a result of this process, there were no real estate impairment charges recorded for the three months ended December 31, 2022 and 2021. In the three months ended December 31, 2022 and 2021, land purchase contract deposit and pre-acquisition cost write-offs related to land purchase contracts that we terminated or expect to terminate were $2.4 million and $0.6 million, respectively.

We capitalize interest costs throughout the development period (active real estate). Capitalized interest is charged to cost of sales as the related real estate is sold to the buyer. Interest incurred was $8.2 million in both the three months ended December 31, 2022 and 2021. Interest charged to cost of sales was 3.0% of total cost of sales (excluding land purchase contract deposit and pre-acquisition cost write-offs) in the three months ended December 31, 2022 compared to 2.7% in the prior year period.

Selling, General and Administrative (SG&A) Expense and Other Income Statement Items

SG&A expense in the three months ended December 31, 2022 was $22.9 million compared to $21.5 million in the prior year period. SG&A expense as a percentage of revenues was 10.6% in the three months ended December 31, 2022 compared to 5.3% in the prior year period. Our SG&A expense primarily consisted of employee compensation and related costs. Our business operations employed 277 and 271 employees at December 31, 2022 and 2021, respectively. We attempt to control our SG&A costs while ensuring that our infrastructure supports our operations; however, we cannot make assurances that we will be able to maintain or improve upon the current SG&A expense as a percentage of revenues.

Income Taxes

Our income tax expense for the three months ended December 31, 2022 was $7.1 million compared to $13.0 million in the prior year period. Our effective tax rate was 25.4% for the three months ended December 31, 2022 compared to 24.3% in the prior year period. Our effective tax rate for both periods includes an expense for state income taxes and nondeductible expenses.

At December 31, 2022, we had deferred tax liabilities, net of deferred tax assets, of $33.7 million. The deferred tax assets were partially offset by a valuation allowance of $1.0 million, resulting in a net deferred tax liability of $34.7 million. At September 30, 2022, deferred tax liabilities, net of deferred tax assets, were $35.9 million. The deferred tax assets were partially offset by a valuation allowance of $1.0 million, resulting in a net deferred tax liability of $36.9 million. The valuation allowance for both periods was recorded because it is more likely than not that a portion of our state deferred tax assets, primarily NOL carryforwards, will not be realized because we are no longer operating in some states or the NOL carryforward periods are too brief to realize the related deferred tax asset. We will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance on our deferred tax assets. Any reversal of the valuation allowance in future periods will impact our effective tax rate.

Land and Lot Position

Our land and lot position at December 31, 2022 and September 30, 2022 is summarized as follows:

	December 31, 2022	September 30, 2022
Lots owned	61,500	61,800
Lots controlled through land and lot purchase contracts	20,800	28,300
Total lots owned and controlled	82,300	90,100

Owned lots under contract to sell to D.R. Horton	17,000	17,800
Owned lots under contract to customers other than D.R. Horton	1,400	1,400
Total owned lots under contract	18,400	19,200

Owned lots subject to right of first offer with D.R. Horton based on executed purchase and sale agreements	18,000	18,900
Owned lots fully developed	7,600	5,500

Liquidity and Capital Resources

Liquidity

At December 31, 2022, we had $216.4 million of cash and cash equivalents and $366.2 million of available borrowing capacity on our revolving credit facility. We have no senior note maturities until fiscal 2026. We believe we are well positioned to operate effectively during changing economic conditions because of our low net leverage and strong liquidity position, our low overhead model and our strategic relationship with D.R. Horton.

At December 31, 2022, our ratio of debt to total capital (debt divided by stockholders’ equity plus debt) was 36.7% compared to 37.1% at September 30, 2022 and 40.0% at December 31, 2021. Our ratio of net debt to total capital (debt net of unrestricted cash divided by stockholders’ equity plus debt net of unrestricted cash) was 28.7% compared to 26.9% at September 30, 2022 and 33.9% at December 31, 2021. Over the long term, we intend to maintain our ratio of net debt to total capital at approximately 40% or less. We believe that the ratio of net debt to total capital is useful in understanding the leverage employed in our operations.

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

Bank Credit Facility

We have a $410 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $600 million, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the total revolving credit commitments. Borrowings under the revolving credit facility are subject to a borrowing base calculation based on the book value of our real estate assets and unrestricted cash. Letters of credit issued under the facility reduce the available borrowing capacity. In October 2022, our senior unsecured revolving credit facility was amended to extend its maturity date to October 28, 2026. At December 31, 2022, there were no borrowings outstanding and $43.8 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $366.2 million.

The revolving credit facility is guaranteed by our wholly-owned subsidiaries that are not immaterial subsidiaries or have not been designated as unrestricted subsidiaries. The revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require a minimum level of tangible net worth, a minimum level of liquidity and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At December 31, 2022, we were in compliance with all of the covenants, limitations and restrictions of our revolving credit facility.

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

The indentures governing our senior notes require that, upon the occurrence of both a change of control and a rating decline (as defined in each indenture), we offer to purchase the applicable series of notes at 101% of their principal amount. If we or our restricted subsidiaries dispose of assets, under certain circumstances, we will be required to either invest the net cash proceeds from such asset sales in our business within a specified period of time, repay certain senior secured debt or debt of our non-guarantor subsidiaries, or make an offer to purchase a principal amount of such notes equal to the excess net cash proceeds at a purchase price of 100% of their principal amount. The indentures contain covenants that, among other things, restrict the ability of us and our restricted subsidiaries to pay dividends or distributions, repurchase equity, prepay subordinated debt and make certain investments; incur additional debt or issue mandatorily redeemable equity; incur liens on assets; merge or consolidate with another company or sell or otherwise dispose of all or substantially all of our assets; enter into transactions with affiliates; and allow to exist certain restrictions on the ability of subsidiaries to pay dividends or make other payments. At December 31, 2022, we were in compliance with all of the limitations and restrictions associated with our senior note obligations.

Effective April 30, 2020, our Board of Directors authorized the repurchase of up to $30 million of our debt securities. The authorization has no expiration date. All of the $30 million authorization was remaining at December 31, 2022.

Other Note Payable

We also have a note payable of $12.5 million that was issued as part of a transaction to acquire real estate for development. The note is non-recourse, is secured by the underlying real estate, accrues interest at 4.0% per annum and matures in October 2023.

Issuance of Common Stock

We have an effective shelf registration statement filed with the Securities and Exchange Commission in October 2021, registering $750 million of equity securities, of which $300 million was reserved for sales under our at-the-market equity offering program that became effective November 2021. In the three months ended December 31, 2022, we issued no shares of common stock under our at-the-market equity offering program. At December 31, 2022, $748.2 million remained available for issuance under the shelf registration statement, of which $298.2 million was reserved for sales under our at-the-market equity offering program.

Operating Cash Flow Activities

In the three months ended December 31, 2022, net cash used in operating activities was $49.8 million, which was primarily the result of the increase in our real estate and the decrease in accrued development costs, partially offset by the net income generated in the period. In the three months ended December 31, 2021, net cash provided by operating activities was $5.8 million.

Investing Cash Flow Activities

In the three months ended December 31, 2022, net cash provided by investing activities was $1.5 million compared to $3.2 million in the three months ended December 31, 2021. The cash provided by investing activities in both periods consisted primarily of cash received from the sale of assets.

Financing Cash Flow Activities

In both the three months ended December 31, 2022 and 2021, net cash used in financing activities was $0.1 million.

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies or estimates from those disclosed in our 2022 Annual Report on Form 10-K.

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

Other factors, including the risk factors described in Item 1A of our 2022 Annual Report on Form 10-K, may also cause actual results to differ materially from those projected by our forward-looking statements. New factors emerge from time to time and it is not possible for us to predict all such factors, nor can we assess the impact of any such factor on our business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

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

At December 31, 2022, our fixed rate debt consisted of $400 million principal amount of 3.85% senior notes due May 2026, $300 million principal amount of 5.0% senior notes due March 2028 and $12.5 million principal amount of 4.0% other note payable due October 2023. Our variable rate debt consisted of the outstanding borrowings on our $410 million senior unsecured revolving credit facility, of which there were none at December 31, 2022.

Foreign Currency Risk

We have no exposure to foreign currency fluctuations.

Commodity Price Risk

We have no significant exposure to commodity price fluctuations.

Item 4. Controls and Procedures.

(a) Disclosure controls and procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

Exhibit Number	Exhibit
10.1
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

Forestar Group Inc.

Date:	January 25, 2023	By:	/s/ James D. Allen
James D. Allen, on behalf of Forestar Group Inc.
as Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)