Form 10-Q
period 2023-03-31
Forestar Group Inc.
filed 2023-04-24
CIK 1406587

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023
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
Common Stock, $1.00 par value -- 49,897,709 shares as of April 20, 2023

FORESTAR GROUP INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FORESTAR GROUP INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2023	September 30, 2022
	(In millions, except share data)
ASSETS
Cash and cash equivalents	$286.7	$264.8
Real estate	1,988.0	2,022.4
Investment in unconsolidated ventures	0.5	0.5
Property and equipment, net	5.6	5.7
Other assets	55.5	49.6
Total assets	$2,336.3	$2,343.0
LIABILITIES
Accounts payable	$67.7	$72.2
Accrued development costs	99.1	122.3
Earnest money on sales contracts	130.1	136.2
Deferred tax liability, net	35.7	36.9
Accrued expenses and other liabilities	48.1	70.1
Debt	706.8	706.0
Total liabilities	1,087.5	1,143.7
Commitments and contingencies (Note 11)
EQUITY
Common stock, par value $1.00 per share, 200,000,000 authorized shares, 49,897,709 and 49,761,480 shares issued and outstanding at March 31, 2023 and September 30, 2022, respectively	49.9	49.8
Additional paid-in capital	642.3	640.6
Retained earnings	555.6	507.9
Stockholders' equity	1,247.8	1,198.3
Noncontrolling interests	1.0	1.0
Total equity	1,248.8	1,199.3
Total liabilities and equity	$2,336.3	$2,343.0

See accompanying notes to consolidated financial statements.

FORESTAR GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
	(In millions, except per share amounts)
Revenues	$301.5	$421.6	$518.2	$829.2
Cost of sales	245.6	334.1	414.8	668.3
Selling, general and administrative expense	22.0	24.3	44.9	45.8
Equity in earnings of unconsolidated ventures	—	—	—	(1.1)
Gain on sale of assets	—	—	(1.6)	(0.5)
Interest and other income	(2.0)	—	(3.7)	—
Income before income taxes	35.9	63.2	63.8	116.7
Income tax expense	9.0	15.4	16.1	28.4
Net income	26.9	47.8	47.7	88.3
Net income attributable to noncontrolling interests	—	—	—	—
Net income attributable to Forestar Group Inc.	$26.9	$47.8	$47.7	$88.3

Basic net income per common share attributable to Forestar Group Inc.	$0.54	$0.96	$0.95	$1.77
Weighted average number of common shares	49.9	49.8	49.9	49.8

Diluted net income per common share attributable to Forestar Group Inc.	$0.54	$0.96	$0.95	$1.77
Adjusted weighted average number of common shares	50.0	49.9	50.0	49.8

See accompanying notes to consolidated financial statements.

FORESTAR GROUP INC.
CONSOLIDATED STATEMENTS OF TOTAL EQUITY
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Non-controlling Interests	Total Equity
	(In millions, except share amounts)
Balances at September 30, 2022 (49,761,480 shares)	$49.8	$640.6	$507.9	$1.0	$1,199.3
Net income	—	—	20.8	—	20.8
Stock issued under employee benefit plans (11,075 shares)	—	—	—	—	—
Cash paid for shares withheld for taxes	—	(0.1)	—	—	(0.1)
Stock-based compensation expense	—	0.6	—	—	0.6
Balances at December 31, 2022 (49,772,555 shares)	$49.8	$641.1	$528.7	$1.0	$1,220.6
Net income	—	—	26.9	—	26.9
Stock issued under employee benefit plans (125,154 shares)	0.1	—	—	—	0.1
Cash paid for shares withheld for taxes	—	(0.7)	—	—	(0.7)
Stock-based compensation expense	—	1.9	—	—	1.9
Balances at March 31, 2023 (49,897,709 shares)	$49.9	$642.3	$555.6	$1.0	$1,248.8

	Common Stock	Additional Paid-in Capital	Retained Earnings	Non-controlling Interests	Total Equity
	(In millions, except share amounts)
Balances at September 30, 2021 (49,580,389 shares)	$49.6	$636.2	$329.1	$1.0	$1,015.9
Net income	—	—	40.5	—	40.5
Issuance of common stock (84,547 shares)	0.1	1.6	—	—	1.7
Stock issued under employee benefit plans (10,832 shares)	—	—	—	—	—
Cash paid for shares withheld for taxes	—	(0.1)	—	—	(0.1)
Stock-based compensation expense	—	0.4	—	—	0.4
Balances at December 31, 2021 (49,675,768 shares)	$49.7	$638.1	$369.6	$1.0	$1,058.4
Net income	—	—	47.8	—	47.8
Stock issued under employee benefit plans (62,576 shares)	—	—	—	—	—
Cash paid for shares withheld for taxes	—	(0.4)	—	—	(0.4)
Stock-based compensation expense	—	1.6	—	—	1.6
Balances at March 31, 2022 (49,738,344 shares)	$49.7	$639.3	$417.4	$1.0	$1,107.4

See accompanying notes to consolidated financial statements.

FORESTAR GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended March 31,
	2023	2022
	(In millions)
OPERATING ACTIVITIES
Net income	$47.7	$88.3
Adjustments:
Depreciation and amortization	1.5	1.3
Deferred income taxes	(1.2)	(1.4)
Equity in earnings of unconsolidated ventures	—	(1.1)
Stock-based compensation expense	2.5	2.0
Impairments and land option charges	22.7	6.0
Gain on sale of assets	(1.6)	(0.5)
Changes in operating assets and liabilities:
Decrease (increase) in real estate	9.6	(61.1)
(Increase) decrease in other assets	(3.0)	3.8
(Decrease) increase in accounts payable and other accrued liabilities	(26.5)	29.4
(Decrease) increase in accrued development costs	(23.2)	16.1
Decrease in earnest money deposits on sales contracts	(7.2)	(6.2)
Net cash provided by operating activities	21.3	76.6
INVESTING ACTIVITIES
Expenditures for property, equipment, software and other	(0.3)	(2.5)
Return of investment in unconsolidated ventures	—	1.5
Proceeds from sale of assets	1.6	3.2
Net cash provided by investing activities	1.3	2.2
FINANCING ACTIVITIES
Issuance of common stock	—	1.7
Cash paid for shares withheld for taxes	(0.7)	(0.4)
Net cash (used in) provided by financing activities	(0.7)	1.3
Increase in cash and cash equivalents	21.9	80.1
Cash and cash equivalents at beginning of period	264.8	153.6
Cash and cash equivalents at end of period	$286.7	$233.7

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

In October 2017, Forestar became a majority-owned subsidiary of D.R. Horton, Inc. ("D.R. Horton") by virtue of a merger with a wholly-owned subsidiary of D.R. Horton. Immediately following the merger, D.R. Horton owned 75% of the Company's outstanding common stock. In connection with the merger, the Company entered into certain agreements with D.R. Horton, including a Stockholder’s Agreement, a Master Supply Agreement and a Shared Services Agreement. D.R. Horton is considered a related party of Forestar under GAAP. As of March 31, 2023, D.R. Horton owned approximately 63% of the Company's outstanding common stock.

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

Note 3 — Real Estate

Real estate consists of:

	March 31, 2023	September 30, 2022
	(In millions)
Developed and under development projects	$1,920.4	$1,932.6
Land held for future development	67.6	89.8
	$1,988.0	$2,022.4

In the six months ended March 31, 2023, the Company invested $47.2 million for the acquisition of residential real estate and $374.4 million for the development of residential real estate. At March 31, 2023 and September 30, 2022, land held for future development primarily consisted of undeveloped land which the Company has the contractual right to sell to D.R. Horton at a sales price equal to the carrying value of the land at the time of sale plus additional consideration of 12% to 16% per annum.

Each quarter, the Company reviews the performance and outlook for all of its real estate for indicators of potential impairment and performs detailed impairment evaluations and analyses when necessary. As of March 31, 2023, the Company performed detailed impairment evaluations on two real estate projects with an aggregate carrying value of $35.5 million and, as a result of this process, recorded impairment charges of $19.4 million during the three months ended March 31, 2023 to reduce the carrying value of the impaired real estate projects to fair value. During the three months ended March 31, 2022, impairment charges totaled $3.8 million.

In the three and six months ended March 31, 2023, land purchase contract deposit and pre-acquisition cost write-offs related to land purchase contracts that the Company has terminated or expects to terminate were $0.9 million and $3.3 million, respectively, compared to $1.6 million and $2.2 million in the prior year periods. These land option charges and the impairments discussed above are included in cost of sales in the consolidated statements of operations.

Note 4 — Revenues

Revenues consist of:

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
	(In millions)
Residential lot sales	$252.9	$409.0	$459.5	$813.1
Deferred development lot sales	7.5	12.5	14.3	12.5
Tract sales and other	41.1	0.1	44.4	3.6
	$301.5	$421.6	$518.2	$829.2

In the three and six months ended March 31, 2023, the Company recognized $7.5 million and $14.3 million of revenues as a result of its progress towards completion of its remaining unsatisfied performance obligations on deferred development projects, compared to $12.5 million in both prior year periods.

Note 5 — Capitalized Interest

The Company capitalizes interest costs to real estate throughout the development period (active real estate). Capitalized interest is charged to cost of sales as the related real estate is sold to the buyer. During periods in which the Company’s active real estate is lower than its debt level, a portion of the interest incurred is reflected as interest expense in the period incurred. In the first six months of fiscal 2023 and fiscal 2022, the Company’s active real estate exceeded its debt level, and all interest incurred was capitalized to real estate.

The following table summarizes the Company’s interest costs incurred, capitalized and expensed in the three and six months ended March 31, 2023 and 2022.

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
	(In millions)
Capitalized interest, beginning of period	$55.7	$52.9	$52.5	$53.7
Interest incurred	8.2	8.1	16.4	16.3
Interest charged to cost of sales	(5.1)	(10.4)	(10.1)	(19.4)
Capitalized interest, end of period	$58.8	$50.6	$58.8	$50.6

Note 6 — Other Assets, Accrued Expenses and Other Liabilities

The Company's other assets at March 31, 2023 and September 30, 2022 were as follows:

	March 31, 2023	September 30, 2022
	(In millions)
Receivables, net	$19.1	$11.4
Lease right of use assets	7.5	7.5
Prepaid expenses	16.8	18.9
Land purchase contract deposits	7.3	10.0
Income taxes receivable	1.2	—
Other assets	3.6	1.8
	$55.5	$49.6

The Company's accrued expenses and other liabilities at March 31, 2023 and September 30, 2022 were as follows:

	March 31, 2023	September 30, 2022
	(In millions)
Accrued employee compensation and benefits	$6.4	$11.6
Accrued property taxes	2.8	6.2
Lease liabilities	8.1	8.1
Accrued interest	6.7	8.0
Contract liabilities	11.4	16.1
Deferred income	4.1	4.1
Income taxes payable	1.2	8.2
Other accrued expenses	4.5	6.8
Other liabilities	2.9	1.0
	$48.1	$70.1

Contract liabilities at March 31, 2023 and September 30, 2022 include $8.0 million and $12.0 million, respectively, related to the Company's remaining unsatisfied performance obligations on deferred development lot sales.

Note 7 — Debt

The Company's notes payable at their carrying amounts consist of the following:

	March 31, 2023	September 30, 2022
	(In millions)
Unsecured:
Revolving credit facility	$—	$—
3.85% senior notes due 2026 (1)	397.0	396.5
5.0% senior notes due 2028 (1)	297.3	297.0
Other note payable	12.5	12.5
	$706.8	$706.0
______________
(1)Unamortized debt issuance costs that were deducted from the carrying amounts of the senior notes totaled $5.7 million and $6.5 million at March 31, 2023 and September 30, 2022, respectively.

Bank Credit Facility

The Company has a $410 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $600 million, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the total revolving credit commitments. Borrowings under the revolving credit facility are subject to a borrowing base calculation based on the book value of the Company's real estate assets and unrestricted cash. Letters of credit issued under the facility reduce the available borrowing capacity. The maturity date of the facility is October 28, 2026. At March 31, 2023, there were no borrowings outstanding and $42.6 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $367.4 million.

The revolving credit facility is guaranteed by the Company’s wholly-owned subsidiaries that are not immaterial subsidiaries or have not been designated as unrestricted subsidiaries. The revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require a minimum level of tangible net worth, a minimum level of liquidity and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At March 31, 2023, the Company was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility.

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

The indentures governing the senior notes require that, upon the occurrence of both a change of control and a rating decline (as defined in each indenture), the Company offer to purchase the applicable series of notes at 101% of their principal amount. If the Company or its restricted subsidiaries dispose of assets, under certain circumstances, the Company will be required to either invest the net cash proceeds from such asset sales in its business within a specified period of time, repay certain senior secured debt or debt of its non-guarantor subsidiaries, or make an offer to purchase a principal amount of such notes equal to the excess net cash proceeds at a purchase price of 100% of their principal amount. The indentures contain covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries to pay dividends or distributions, repurchase equity, prepay subordinated debt and make certain investments; incur additional debt or issue mandatorily redeemable equity; incur liens on assets; merge or consolidate with another company or sell or otherwise dispose of all or substantially all of the Company’s assets; enter into transactions with affiliates; and allow to exist certain restrictions on the ability of subsidiaries to pay dividends or make other payments. At March 31, 2023, the Company was in compliance with all of the limitations and restrictions associated with its senior note obligations.

Effective April 30, 2020, the Board of Directors authorized the repurchase of up to $30 million of the Company’s debt securities. The authorization has no expiration date. All of the $30 million authorization was remaining at March 31, 2023.

Other Note Payable

The Company also has a note payable of $12.5 million that was issued as part of a transaction to acquire real estate for development. The note is non-recourse, is secured by the underlying real estate, accrues interest at 4.0% per annum and matures in October 2023.

Note 8 — Earnings per Share

The computations of basic and diluted earnings per share are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
	(In millions, except share and per share amounts)
Numerator:
Net income attributable to Forestar Group Inc.	$26.9	$47.8	$47.7	$88.3
Denominator:
Weighted average common shares outstanding — basic	49,943,373	49,820,937	49,916,927	49,752,153
Dilutive effect of stock-based compensation	67,166	57,229	37,854	53,364
Total weighted average shares outstanding — diluted	50,010,539	49,878,166	49,954,781	49,805,517

Basic net income per common share attributable to Forestar Group Inc.	$0.54	$0.96	$0.95	$1.77
Diluted net income per common share attributable to Forestar Group Inc.	$0.54	$0.96	$0.95	$1.77

Note 9 — Income Taxes

The Company’s income tax expense for the three and six months ended March 31, 2023 was $9.0 million and $16.1 million compared to $15.4 million and $28.4 million in the prior year periods. The effective tax rate was 25.1% and 25.2% for the three and six months ended March 31, 2023 compared to 24.4% and 24.3% in the prior year periods. The effective tax rate for all periods included an expense for state income taxes and nondeductible expenses.

At March 31, 2023, the Company had deferred tax liabilities, net of deferred tax assets, of $34.8 million. The deferred tax assets were partially offset by a valuation allowance of $0.9 million, resulting in a net deferred tax liability of $35.7 million. At September 30, 2022, deferred tax liabilities, net of deferred tax assets, were $35.9 million. The deferred tax assets were partially offset by a valuation allowance of $1.0 million, resulting in a net deferred tax liability of $36.9 million. The valuation allowance for both periods was recorded because it is more likely than not that a portion of the Company's state deferred tax assets, primarily net operating loss (NOL) carryforwards, will not be realized because the Company is no longer operating in some states or the NOL carryforward periods are too brief to realize the related deferred tax asset. The Company will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance on its deferred tax assets. Any reversal of the valuation allowance in future periods will impact the effective tax rate.

Note 10 — Stockholders' Equity and Stock-Based Compensation

Stockholders' Equity

The Company has an effective shelf registration statement, filed with the Securities and Exchange Commission in October 2021, registering $750 million of equity securities, of which $300 million was reserved for sales under the at-the-market equity offering program that became effective in November 2021. The Company issued no shares of common stock under its at-the-market equity offering program in the six months ended March 31, 2023. At March 31, 2023, $748.2 million remained available for issuance under the shelf registration statement, of which $298.2 million was reserved for sales under the at-the-market equity offering program.

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

In the three months ended March 31, 2023, a total of 512,545 time-based RSUs were granted. The weighted average grant date fair value of these equity awards was $14.76 per unit, and they vest annually in equal installments over periods of three to five years. Total stock-based compensation expense related to the Company's RSUs for the three and six months ended March 31, 2023 was $1.9 million and $2.5 million compared to $1.6 million and $2.0 million in the prior year periods. Stock-based compensation expense in both the three and six months ended March 31, 2023 included $1.3 million of expense recognized for employees that were retirement eligible on the date of grant compared to $1.2 million in both prior year periods.

Note 11 — Commitments and Contingencies

Contractual Obligations and Off-Balance Sheet Arrangements

In support of the Company's residential lot development business, it issues letters of credit under the revolving credit facility and has a surety bond program that provides financial assurance to beneficiaries related to the execution and performance of certain development obligations. At March 31, 2023, the Company had outstanding letters of credit of $42.6 million under the revolving credit facility and surety bonds of $635.1 million issued by third parties to secure performance under various contracts. The Company expects that its performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When the Company completes its performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving the Company with no continuing obligations. The Company has no material third-party guarantees.

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

Land Purchase Contracts

The Company enters into land purchase contracts to acquire land for the development of residential lots. At March 31, 2023, the Company had total deposits of $7.3 million related to contracts to purchase land with a total remaining purchase price of approximately $293.5 million. The majority of land and lots under contract are currently expected to be purchased within two years. None of the land purchase contracts were subject to specific performance provisions at March 31, 2023.

Note 12 — Related Party Transactions

The Company has a Shared Services Agreement with D.R. Horton whereby D.R. Horton provides the Company with certain administrative, compliance, operational and procurement services. In the six months ended March 31, 2023 and 2022, selling, general and administrative expense in the consolidated statements of operations included $1.9 million and $2.0 million for these shared services, $4.2 million and $3.3 million reimbursed to D.R. Horton for the cost of health insurance and other employee benefits and $0.9 million and $1.4 million for other corporate and administrative expenses paid by D.R. Horton on behalf of the Company.

Under the terms of the Master Supply Agreement with D.R. Horton, both companies identify land development opportunities to expand Forestar's portfolio of assets. At March 31, 2023 and September 30, 2022, the Company owned approximately 57,800 and 61,800 residential lots, of which D.R. Horton had the following involvement.

	March 31, 2023	September 30, 2022
	(Dollars in millions)
Residential lots under contract to sell to D.R. Horton	14,200	17,800
Residential lots subject to right of first offer with D.R. Horton	17,300	18,900
Earnest money deposits from D.R. Horton for lots under contract	$122.4	$130.1
Remaining sales price of lots under contract with D.R. Horton	$1,246.7	$1,389.7

In the three months ended March 31, 2023 and 2022, the Company sold 2,979 and 5,788 residential lots, and lot sales revenues were $252.9 million and $409.0 million. In the six months ended March 31, 2023 and 2022, the Company sold 5,242 and 10,304 residential lots, and lot sales revenues were $459.5 million and $813.1 million. Lot and land sales to D.R. Horton during those periods were as follows.

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
	(Dollars in millions)
Residential lots sold to D.R. Horton	2,666	4,771	4,760	8,785
Residential lot sales revenues from sales to D.R. Horton	$219.9	$390.2	$407.0	$718.2
Tract acres sold to D.R. Horton	379	—	379	—
Tract sales revenues from sales to D.R. Horton	$32.5	$—	$32.5	$—

In addition, the net impact of the change in contract liabilities increased revenues on lot sales to D.R. Horton by $0.7 million in the three months ended March 31, 2023 and decreased revenues on lot sales to D.R. Horton by $0.5 million in the three months ended March 31, 2022. The net impact of the change in contract liabilities increased revenues on lot sales to D.R. Horton by $3.4 million and $1.6 million in the six months ended March 31, 2023 and 2022, respectively.

In the three and six months ended March 31, 2023, the Company reimbursed D.R. Horton approximately $5.7 million and $10.4 million for pre-acquisition and other due diligence and development costs related to land purchase contracts identified by D.R. Horton that the Company independently underwrote and closed. In the six months ended March 31, 2023, the Company reimbursed D.R. Horton approximately $0.1 million for previously paid earnest money. In the three and six months ended March 31, 2022, the Company reimbursed D.R. Horton approximately $2.7 million and $5.4 million for previously paid earnest money and $16.2 million and $37.8 million for pre-acquisition and other due diligence and development costs related to land purchase contracts identified by D.R. Horton that the Company independently underwrote and closed.

In the three and six months ended March 31, 2023 and 2022, the Company paid D.R. Horton $0.3 million and $0.5 million for land development services compared to $0.7 million and $1.6 million for these services in the prior year periods. These amounts are included in cost of sales in the Company’s consolidated statements of operations.

At March 31, 2023 and September 30, 2022, land held for future development primarily consisted of undeveloped land which the Company has the contractual right to sell to D.R. Horton at a sales price equal to the carrying value of the land at the time of sale plus additional consideration of 12% to 16% per annum.

At March 31, 2023 and September 30, 2022, accrued expenses and other liabilities on the Company's consolidated balance sheets included $3.0 million and $3.2 million owed to D.R. Horton for any accrued and unpaid shared service charges, land purchase contract deposits and due diligence and other development cost reimbursements.

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

Non-financial assets measured at fair value on a non-recurring basis primarily include real estate assets, which the Company reviews for indicators of potential impairment and performs impairment evaluations when necessary. The following table summarizes the Company’s assets measured at fair value on a nonrecurring basis at March 31, 2023 and September 30, 2022:

	Fair Value at
	March 31, 2023	September 30, 2022
	Level 3
	(in millions)
Real Estate (a)	$16.1	$—
 _____________________
(a)    The fair value included in the table above represents only the assets whose carrying value was adjusted to fair value as of March 31, 2023. The fair value was determined using estimated future cash flows of each project discounted at a rate of 16%
.

For the financial assets and liabilities that the Company does not reflect at fair value, the following tables present both their respective carrying value and fair value at March 31, 2023 and September 30, 2022.

		Fair Value at March 31, 2023
	Carrying Value	Level 1	Level 2	Level 3	Total
	(in millions)
Cash and cash equivalents (a)	$286.7	$286.7	$—	$—	$286.7
Debt (b) (c)	706.8	—	628.9	12.5	641.4

		Fair Value at September 30, 2022
	Carrying Value	Level 1	Level 2	Level 3	Total
	(in millions)
Cash and cash equivalents (a)	$264.8	$264.8	$—	$—	$264.8
Debt (b) (c)	706.0	—	570.7	12.5	583.2
 _____________________
(a)    The fair values of cash and cash equivalents approximate their carrying values due to their short-term nature and are classified as Level 1 within the fair value hierarchy.
(b)    At March 31, 2023 and September 30, 2022, debt primarily consisted of the Company's senior notes. The fair value of the senior notes is determined based on quoted market prices in markets that are not active, which is classified as Level 2 within the fair value hierarchy.
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

Our Operations

Forestar Group Inc. is a national, well-capitalized residential lot development company with operations in 52 markets in 20 states as of March 31, 2023. We are focused primarily on making investments in land acquisition and development to sell finished single-family residential lots to homebuilders. Our common stock is listed on the New York Stock Exchange (NYSE) under the ticker symbol “FOR.” The terms “Forestar,” the “Company,” “we” and “our” used herein refer to Forestar Group Inc., a Delaware corporation, and its predecessors and subsidiaries. In October 2017, Forestar became a majority-owned subsidiary of D.R. Horton, Inc. ("D.R. Horton") by virtue of a merger with a wholly-owned subsidiary of D.R. Horton. Immediately following the merger, D.R. Horton owned 75% of the Company's outstanding common stock. As of March 31, 2023, D.R. Horton owned approximately 63% of the Company's outstanding common stock. As our controlling shareholder, D.R. Horton has significant influence in guiding our strategic direction and operations.

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

Throughout the majority of fiscal 2022, demand for our residential lots remained strong. In the fourth quarter of fiscal 2022, we began to see weakening demand that has persisted through the end of this quarter as mortgage interest rates have increased substantially and inflationary pressures have remained elevated. We increase our land and lot sales prices when market conditions permit, and we attempt to offset cost increases in one component with savings in another. However, if market conditions continue to be challenging, we may have to reduce selling prices or may not be able to offset cost increases with higher selling prices. Although these challenging market conditions may persist for some time, we believe we are well-positioned to operate effectively through changing economic conditions because of our low net leverage and strong liquidity position, our low overhead model and our strategic relationship with D.R. Horton.

Results of Operations

The following tables and related discussion set forth key operating and financial data as of and for the three and six months ended March 31, 2023 and 2022.

Operating Results

Components of income before income taxes were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
	(In millions)
Revenues	$301.5	$421.6	$518.2	$829.2
Cost of sales	245.6	334.1	414.8	668.3
Selling, general and administrative expense	22.0	24.3	44.9	45.8
Equity in earnings of unconsolidated ventures	—	—	—	(1.1)
Gain on sale of assets	—	—	(1.6)	(0.5)
Interest and other income	(2.0)	—	(3.7)	—
Income before income taxes	$35.9	$63.2	$63.8	$116.7

Lot Sales

Residential lots sold consisted of:

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Development projects	2,979	4,806	5,242	9,187
Lot banking projects	—	195	—	330
	2,979	5,001	5,242	9,517
Deferred development projects	—	787	—	787
	2,979	5,788	5,242	10,304

Average sales price per lot (a)	$84,700	$81,900	$87,000	$85,300
 _______________
(a) Excludes lots sold from deferred development projects and any impact from change in contract liabilities.

Revenues

Revenues consisted of:

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
	(In millions)
Residential lot sales:
Development projects	$252.2	$391.2	$456.1	$784.2
Lot banking projects	—	18.3	—	27.3
Decrease (increase) in contract liabilities	0.7	(0.5)	3.4	1.6
	252.9	409.0	459.5	813.1
Deferred development projects	7.5	12.5	14.3	12.5
	260.4	421.5	473.8	825.6
Tract sales and other	41.1	0.1	44.4	3.6
Total revenues	$301.5	$421.6	$518.2	$829.2

Residential lots sold and residential lot sales revenues have decreased compared to the prior year primarily as a result of weakening demand for finished lots as homebuilders have reduced their pace of new home starts to better match the moderation of housing demand caused by increases in mortgage rates and elevated inflationary pressures. In the three months ended March 31, 2023, we sold 2,666 residential lots to D.R. Horton for $219.9 million compared to 4,771 residential lots sold to D.R. Horton for $390.2 million in the prior year period. In the six months ended March 31, 2023, we sold 4,760 residential lots to D.R. Horton for $407.0 million compared to 8,785 residential lots sold to D.R. Horton for $718.2 million in the prior year period. In the three months ended March 31, 2023, we sold 313 residential lots to customers other than D.R. Horton for $32.2 million, compared to 1,017 residential lots sold for $74.1 million, inclusive of the $54.7 million total transaction price of the deferred development lot sales in the prior year period. In the six months ended March 31, 2023, we sold 482 residential lots to customers other than D.R. Horton for $49.1 million, compared to 1,519 residential lots sold for $148.1 million, inclusive of the $54.7 million total transaction price of the deferred development lot sales in the prior year period. Lots sold to customers other than D.R. Horton in both the three and six months ended March 31, 2023 included 147 lots that were sold for $16.0 million to a lot banker who expects to sell those lots to D.R. Horton at a future date. Lots sold to customers other than D.R. Horton in the six months ended March 31, 2022 included 358 lots that were sold for $63.0 million to a lot banker who expects to sell those lots to D.R. Horton at a future date.

In the three and six months ended March 31, 2023, we recognized $7.5 million and $14.3 million of revenues as a result of our progress towards completion of our remaining unsatisfied performance obligations on deferred development projects, compared to $12.5 million in both the prior year periods.

Tract sales and other revenue in the three and six months ended March 31, 2023 primarily consisted of 34 tract acres sold to third parties for $8.0 million and 379 tract acres sold to D.R. Horton for $32.5 million. Tract sales and other revenue in the six months ended March 31, 2022 primarily consisted of 38 tract acres sold to third parties for $3.5 million.

Cost of Sales, Real Estate Impairment and Land Option Charges and Interest Incurred

Cost of sales in the three and six months ended March 31, 2023 decreased compared to the prior year periods primarily due to the decrease in the number of lots sold. Cost of sales related to tract sales and other revenues was $25.5 million in both the three and six months ended March 31, 2023 and $2.7 million in the six months ended March 31, 2022.

Each quarter, we review the performance and outlook for all of our real estate for indicators of potential impairment and perform detailed impairment evaluations and analyses when necessary. As a result of this process, in the three months ended March 31, 2023 and 2022 we recorded non-cash impairment charges of $19.4 million and $3.8 million, respectively. In the three and six months ended March 31, 2023, land purchase contract deposit and pre-acquisition cost write-offs related to land purchase contracts that the we have terminated or expect to terminate were $0.9 million and $3.3 million, respectively, compared to $1.6 million and $2.2 million in the prior year periods.

We capitalize interest costs throughout the development period (active real estate). Capitalized interest is charged to cost of sales as the related real estate is sold to the buyer. Interest incurred was $8.2 million and $16.4 million in the three and six months ended March 31, 2023 compared to $8.1 million and $16.3 million in the prior year periods. Interest charged to cost of sales was 2.3% and 2.6% of total cost of sales (excluding land purchase contract deposit and pre-acquisition cost write-offs) in the three and six months ended March 31, 2023 compared to 3.2% and 2.9% in the prior year periods.

Selling, General and Administrative (SG&A) Expense and Other Income Statement Items

SG&A expense in the three and six months ended March 31, 2023 was $22.0 million and $44.9 million compared to $24.3 million and $45.8 million in the prior year periods. SG&A expense as a percentage of revenues was 7.3% and 8.7% in the three and six months ended March 31, 2023 compared to 5.8% and 5.5% in the prior year periods. Our SG&A expense primarily consisted of employee compensation and related costs. Our business operations employed 271 and 309 employees at March 31, 2023 and 2022, respectively. We attempt to control our SG&A costs while ensuring that our infrastructure supports our operations; however, we cannot make assurances that we will be able to maintain or improve upon the current SG&A expense as a percentage of revenues.

Income Taxes

Our income tax expense for the three and six months ended March 31, 2023 was $9.0 million and $16.1 million compared to $15.4 million and $28.4 million in the prior year periods. Our effective tax rate was 25.1% and 25.2% for the three and six months ended March 31, 2023 compared to 24.4% and 24.3% in the prior year periods. Our effective tax rate for all periods included an expense for state income taxes and nondeductible expenses.

At March 31, 2023, we had deferred tax liabilities, net of deferred tax assets, of $34.8 million. The deferred tax assets were partially offset by a valuation allowance of $0.9 million, resulting in a net deferred tax liability of $35.7 million. At September 30, 2022, deferred tax liabilities, net of deferred tax assets, were $35.9 million. The deferred tax assets were partially offset by a valuation allowance of $1.0 million, resulting in a net deferred tax liability of $36.9 million. The valuation allowance for both periods was recorded because it is more likely than not that a portion of our state deferred tax assets, primarily NOL carryforwards, will not be realized because we are no longer operating in some states or the NOL carryforward periods are too brief to realize the related deferred tax asset. We will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance on our deferred tax assets. Any reversal of the valuation allowance in future periods will impact our effective tax rate.

Land and Lot Position

Our land and lot position at March 31, 2023 and September 30, 2022 is summarized as follows:

	March 31, 2023	September 30, 2022
Lots owned	57,800	61,800
Lots controlled through land and lot purchase contracts	18,600	28,300
Total lots owned and controlled	76,400	90,100

Owned lots under contract to sell to D.R. Horton	14,200	17,800
Owned lots under contract to customers other than D.R. Horton	1,000	1,400
Total owned lots under contract	15,200	19,200

Owned lots subject to right of first offer with D.R. Horton based on executed purchase and sale agreements	17,300	18,900
Owned lots fully developed	9,100	5,500

Liquidity and Capital Resources

Liquidity

At March 31, 2023, we had $286.7 million of cash and cash equivalents and $367.4 million of available borrowing capacity on our revolving credit facility. We have no senior note maturities until fiscal 2026. We believe we are well-positioned to operate effectively during changing economic conditions because of our low net leverage and strong liquidity position, our low overhead model and our strategic relationship with D.R. Horton.

At March 31, 2023, our ratio of debt to total capital (debt divided by stockholders’ equity plus debt) was 36.2% compared to 37.1% at September 30, 2022 and 38.9% at March 31, 2022. Our ratio of net debt to total capital (debt net of unrestricted cash divided by stockholders’ equity plus debt net of unrestricted cash) was 25.2% compared to 26.9% at September 30, 2022 and 29.9% at March 31, 2022. Over the long term, we intend to maintain our ratio of net debt to total capital at approximately 40% or less. We believe that the ratio of net debt to total capital is useful in understanding the leverage employed in our operations.

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

Bank Credit Facility

We have a $410 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $600 million, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the total revolving credit commitments. Borrowings under the revolving credit facility are subject to a borrowing base calculation based on the book value of our real estate assets and unrestricted cash. Letters of credit issued under the facility reduce the available borrowing capacity. The maturity date of the facility is October 28, 2026. At March 31, 2023, there were no borrowings outstanding and $42.6 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $367.4 million.

The revolving credit facility is guaranteed by our wholly-owned subsidiaries that are not immaterial subsidiaries or have not been designated as unrestricted subsidiaries. The revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require a minimum level of tangible net worth, a minimum level of liquidity and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At March 31, 2023, we were in compliance with all of the covenants, limitations and restrictions of our revolving credit facility.

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

The indentures governing our senior notes require that, upon the occurrence of both a change of control and a rating decline (as defined in each indenture), we offer to purchase the applicable series of notes at 101% of their principal amount. If we or our restricted subsidiaries dispose of assets, under certain circumstances, we will be required to either invest the net cash proceeds from such asset sales in our business within a specified period of time, repay certain senior secured debt or debt of our non-guarantor subsidiaries, or make an offer to purchase a principal amount of such notes equal to the excess net cash proceeds at a purchase price of 100% of their principal amount. The indentures contain covenants that, among other things, restrict the ability of us and our restricted subsidiaries to pay dividends or distributions, repurchase equity, prepay subordinated debt and make certain investments; incur additional debt or issue mandatorily redeemable equity; incur liens on assets; merge or consolidate with another company or sell or otherwise dispose of all or substantially all of our assets; enter into transactions with affiliates; and allow to exist certain restrictions on the ability of subsidiaries to pay dividends or make other payments. At March 31, 2023, we were in compliance with all of the limitations and restrictions associated with our senior note obligations.

Effective April 30, 2020, our Board of Directors authorized the repurchase of up to $30 million of our debt securities. The authorization has no expiration date. All of the $30 million authorization was remaining at March 31, 2023.

Other Note Payable

We also have a note payable of $12.5 million that was issued as part of a transaction to acquire real estate for development. The note is non-recourse, is secured by the underlying real estate, accrues interest at 4.0% per annum and matures in October 2023.

Issuance of Common Stock

We have an effective shelf registration statement filed with the Securities and Exchange Commission in October 2021, registering $750 million of equity securities, of which $300 million was reserved for sales under our at-the-market equity offering program that became effective November 2021. In the six months ended March 31, 2023, we issued no shares of common stock under our at-the-market equity offering program. At March 31, 2023, $748.2 million remained available for issuance under the shelf registration statement, of which $298.2 million was reserved for sales under our at-the-market equity offering program.

Operating Cash Flow Activities

In the six months ended March 31, 2023, net cash provided by operating activities was $21.3 million, which was primarily the result of our net income generated in the period adjusted for impairments and land option charges, partially offset by the decreases in accounts payable and other accrued liabilities and accrued development costs. In the six months ended March 31, 2022, net cash provided by operating activities was $76.6 million, which was primarily the result of the net income generated in the period and increases in accounts payable and other accrued liabilities and accrued development costs, partially offset by the increase in our real estate.

Investing Cash Flow Activities

In the six months ended March 31, 2023, net cash provided by investing activities was $1.3 million compared to $2.2 million in the six months ended March 31, 2022. The cash provided by investing activities in both periods consisted primarily of cash received from the sale of assets.

Financing Cash Flow Activities

In the six months ended March 31, 2023, net cash used in financing activities was $0.7 million compared to $1.3 million of cash provided by financing activities in the prior year period.

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

At March 31, 2023, our fixed rate debt consisted of $400 million principal amount of 3.85% senior notes due May 2026, $300 million principal amount of 5.0% senior notes due March 2028 and $12.5 million principal amount of 4.0% other note payable due October 2023. Our variable rate debt consisted of the outstanding borrowings on our $410 million senior unsecured revolving credit facility, of which there were none at March 31, 2023.

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

(b) Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Forestar Group Inc.

Date:	April 24, 2023	By:	/s/ James D. Allen
James D. Allen, on behalf of Forestar Group Inc.
as Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)