Form 10-Q
period 2023-06-30
Forestar Group Inc.
filed 2023-07-21
CIK 1406587

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023
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
Common Stock, $1.00 par value -- 49,903,713 shares as of July 19, 2023

FORESTAR GROUP INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FORESTAR GROUP INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2023	September 30, 2022
	(In millions, except share data)
ASSETS
Cash and cash equivalents	$401.0	$264.8
Real estate	1,909.1	2,022.4
Investment in unconsolidated ventures	0.5	0.5
Property and equipment, net	5.7	5.7
Other assets	59.1	49.6
Total assets	$2,375.4	$2,343.0
LIABILITIES
Accounts payable	$68.6	$72.2
Accrued development costs	91.1	122.3
Earnest money on sales contracts	123.8	136.2
Deferred tax liability, net	34.1	36.9
Accrued expenses and other liabilities	54.1	70.1
Debt	707.2	706.0
Total liabilities	1,078.9	1,143.7
Commitments and contingencies (Note 11)
EQUITY
Common stock, par value $1.00 per share, 200,000,000 authorized shares, 49,903,713 and 49,761,480 shares issued and outstanding at June 30, 2023 and September 30, 2022, respectively	49.9	49.8
Additional paid-in capital	643.2	640.6
Retained earnings	602.4	507.9
Stockholders' equity	1,295.5	1,198.3
Noncontrolling interests	1.0	1.0
Total equity	1,296.5	1,199.3
Total liabilities and equity	$2,375.4	$2,343.0

See accompanying notes to consolidated financial statements.

FORESTAR GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
	(In millions, except per share amounts)
Revenues	$368.9	$308.5	$887.1	$1,137.7
Cost of sales	283.9	234.6	698.7	902.9
Selling, general and administrative expense	26.4	24.1	71.3	69.9
Equity in earnings of unconsolidated ventures	—	—	—	(1.1)
Gain on sale of assets	—	(2.7)	(1.6)	(3.2)
Interest and other income	(3.8)	(0.2)	(7.5)	(0.2)
Income before income taxes	62.4	52.7	126.2	169.4
Income tax expense	15.6	13.0	31.7	41.4
Net income	$46.8	$39.7	$94.5	$128.0

Basic net income per common share	$0.94	$0.80	$1.89	$2.57
Weighted average number of common shares	50.1	49.9	50.0	49.8

Diluted net income per common share	$0.93	$0.80	$1.89	$2.57
Adjusted weighted average number of common shares	50.2	49.9	50.0	49.8

See accompanying notes to consolidated financial statements.

FORESTAR GROUP INC.
CONSOLIDATED STATEMENTS OF TOTAL EQUITY
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Non-controlling Interests	Total Equity
	(In millions, except share amounts)
Balances at September 30, 2022 (49,761,480 shares)	$49.8	$640.6	$507.9	$1.0	$1,199.3
Net income	—	—	20.8	—	20.8
Stock issued under employee benefit plans (11,075 shares)	—	—	—	—	—
Cash paid for shares withheld for taxes	—	(0.1)	—	—	(0.1)
Stock-based compensation expense	—	0.6	—	—	0.6
Balances at December 31, 2022 (49,772,555 shares)	$49.8	$641.1	$528.7	$1.0	$1,220.6
Net income	—	—	26.9	—	26.9
Stock issued under employee benefit plans (125,154 shares)	0.1	—	—	—	0.1
Cash paid for shares withheld for taxes	—	(0.7)	—	—	(0.7)
Stock-based compensation expense	—	1.9	—	—	1.9
Balances at March 31, 2023 (49,897,709 shares)	$49.9	$642.3	$555.6	$1.0	$1,248.8
Net income	—	—	46.8	—	46.8
Stock issued under employee benefit plans (6,004 shares)	—	—	—	—	—
Stock-based compensation expense	—	0.9	—	—	0.9
Balances at June 30, 2023 (49,903,713 shares)	$49.9	$643.2	$602.4	$1.0	$1,296.5

	Common Stock	Additional Paid-in Capital	Retained Earnings	Non-controlling Interests	Total Equity
	(In millions, except share amounts)
Balances at September 30, 2021 (49,580,389 shares)	$49.6	$636.2	$329.1	$1.0	$1,015.9
Net income	—	—	40.5	—	40.5
Issuance of common stock (84,547 shares)	0.1	1.6	—	—	1.7
Stock issued under employee benefit plans (10,832 shares)	—	—	—	—	—
Cash paid for shares withheld for taxes	—	(0.1)	—	—	(0.1)
Stock-based compensation expense	—	0.4	—	—	0.4
Balances at December 31, 2021 (49,675,768 shares)	$49.7	$638.1	$369.6	$1.0	$1,058.4
Net income	—	—	47.8	—	47.8
Stock issued under employee benefit plans (62,576 shares)	—	—	—	—	—
Cash paid for shares withheld for taxes	—	(0.4)	—	—	(0.4)
Stock-based compensation expense	—	1.6	—	—	1.6
Balances at March 31, 2022 (49,738,344 shares)	$49.7	$639.3	$417.4	$1.0	$1,107.4
Net income	—	—	39.7	—	39.7
Stock issued under employee benefit plans (21,136 shares)	0.1	—	—	—	0.1
Cash paid for shares withheld for taxes	—	(0.1)	—	—	(0.1)
Stock-based compensation expense	—	0.8	—	—	0.8
Balances at June 30, 2022 (49,759,480 shares)	$49.8	$640.0	$457.1	$1.0	$1,147.9

See accompanying notes to consolidated financial statements.

FORESTAR GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended June 30,
	2023	2022
	(In millions)
OPERATING ACTIVITIES
Net income	$94.5	$128.0
Adjustments:
Depreciation and amortization	2.3	2.0
Deferred income taxes	(2.8)	1.2
Equity in earnings of unconsolidated ventures	—	(1.1)
Stock-based compensation expense	3.4	2.8
Impairments and land option charges	23.6	7.0
Gain on sale of assets	(1.6)	(3.2)
Changes in operating assets and liabilities:
Decrease (increase) in real estate	87.7	(170.3)
Increase in other assets	(6.7)	(11.7)
(Decrease) increase in accounts payable and other accrued liabilities	(19.6)	29.8
(Decrease) increase in accrued development costs	(31.2)	6.5
Decrease in earnest money deposits on sales contracts	(13.4)	(1.2)
Net cash provided by (used in) operating activities	136.2	(10.2)
INVESTING ACTIVITIES
Expenditures for property, equipment, software and other	(0.8)	(3.2)
Return of investment in unconsolidated ventures	—	1.6
Proceeds from sale of assets	1.6	3.2
Net cash provided by investing activities	0.8	1.6
FINANCING ACTIVITIES
Issuance of common stock	—	1.7
Cash paid for shares withheld for taxes	(0.8)	(0.4)
Net cash (used in) provided by financing activities	(0.8)	1.3
Increase (decrease) in cash and cash equivalents	136.2	(7.3)
Cash and cash equivalents at beginning of period	264.8	153.6
Cash and cash equivalents at end of period	$401.0	$146.3

See accompanying notes to consolidated financial statements.

FORESTAR GROUP INC.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and include the accounts of Forestar Group Inc. ("Forestar") and all of its 100% owned, majority-owned and controlled subsidiaries, which are collectively referred to as the Company unless the context otherwise requires. The Company accounts for its investment in other entities in which it has significant influence over operations and financial policies using the equity method. All intercompany accounts, transactions and balances have been eliminated in consolidation. Noncontrolling interests in consolidated pass-through entities are recognized before income taxes. Net income attributable to noncontrolling interests is zero for all periods presented in the Company's statements of operations. The transactions included in net income in the consolidated statements of operations are the same as those that would be presented in comprehensive income. Thus, the Company's net income equates to comprehensive income.

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

In October 2017, Forestar became a majority-owned subsidiary of D.R. Horton, Inc. ("D.R. Horton") by virtue of a merger with a wholly-owned subsidiary of D.R. Horton. Immediately following the merger, D.R. Horton owned 75% of the Company's outstanding common stock. In connection with the merger, the Company entered into certain agreements with D.R. Horton, including a Stockholder’s Agreement, a Master Supply Agreement and a Shared Services Agreement. D.R. Horton is considered a related party of Forestar under GAAP. As of June 30, 2023, D.R. Horton owned approximately 63% of the Company's outstanding common stock.

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

Note 3 — Real Estate

Real estate consists of:

	June 30, 2023	September 30, 2022
	(In millions)
Developed and under development projects	$1,867.0	$1,932.6
Land held for future development	42.1	89.8
	$1,909.1	$2,022.4

In the nine months ended June 30, 2023, the Company invested $71.0 million for the acquisition of residential real estate and $566.3 million for the development of residential real estate. At June 30, 2023 and September 30, 2022, land held for future development primarily consisted of undeveloped land which the Company has the contractual right to sell to D.R. Horton at a sales price equal to the carrying value of the land at the time of sale plus additional consideration of 12% to 16% per annum.

Each quarter, the Company reviews the performance and outlook for all of its real estate for indicators of potential impairment and performs detailed impairment evaluations and analyses when necessary. As a result of this process, no impairment charges were recorded during the three months ended June 30, 2023. In the nine months ended June 30, 2023 and 2022, impairment charges totaled $19.4 million and $3.8 million.

In the three and nine months ended June 30, 2023, land purchase contract deposit and pre-acquisition cost write-offs related to land purchase contracts that the Company has terminated or expects to terminate were $0.9 million and $4.2 million, respectively, compared to $1.0 million and $3.2 million in the prior year periods. These land option charges and the impairments discussed above are included in cost of sales in the consolidated statements of operations.

Note 4 — Revenues

Revenues consist of:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Residential lot sales	$334.8	$295.1	$794.3	$1,108.2
Deferred development lot sales	10.3	7.9	24.6	20.4
Tract sales and other	23.8	5.5	68.2	9.1
	$368.9	$308.5	$887.1	$1,137.7

In the three and nine months ended June 30, 2023, the Company recognized $10.3 million and $24.6 million of revenues as a result of its progress towards completion of its remaining unsatisfied performance obligations on deferred development projects, compared to $7.9 million and $20.4 million in the prior year periods.

Note 5 — Capitalized Interest

The Company capitalizes interest costs to real estate throughout the development period (active real estate). Capitalized interest is charged to cost of sales as the related real estate is sold to the buyer. During periods in which the Company’s active real estate is lower than its debt level, a portion of the interest incurred is reflected as interest expense in the period incurred. In the first nine months of fiscal 2023 and fiscal 2022, the Company’s active real estate exceeded its debt level, and all interest incurred was capitalized to real estate.

The following table summarizes the Company’s interest costs incurred, capitalized and expensed in the three and nine months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Capitalized interest, beginning of period	$58.8	$50.6	$52.5	$53.7
Interest incurred	8.2	8.3	24.6	24.7
Interest charged to cost of sales	(6.5)	(7.2)	(16.6)	(26.7)
Capitalized interest, end of period	$60.5	$51.7	$60.5	$51.7

Note 6 — Other Assets, Accrued Expenses and Other Liabilities

The Company's other assets at June 30, 2023 and September 30, 2022 were as follows:

	June 30, 2023	September 30, 2022
	(In millions)
Receivables, net	$24.6	$11.4
Lease right of use assets	6.9	7.5
Prepaid expenses	18.2	18.9
Land purchase contract deposits	6.1	10.0
Other assets	3.3	1.8
	$59.1	$49.6

The Company's accrued expenses and other liabilities at June 30, 2023 and September 30, 2022 were as follows:

	June 30, 2023	September 30, 2022
	(In millions)
Accrued employee compensation and benefits	$6.4	$11.6
Accrued property taxes	5.7	6.2
Lease liabilities	7.5	8.1
Accrued interest	6.7	8.0
Contract liabilities	7.5	16.1
Deferred income	4.1	4.1
Income taxes payable	9.7	8.2
Other accrued expenses	3.1	6.8
Other liabilities	3.4	1.0
	$54.1	$70.1

Contract liabilities at June 30, 2023 and September 30, 2022 include $4.5 million and $12.0 million, respectively, related to the Company's remaining unsatisfied performance obligations on deferred development lot sales.

Note 7 — Debt

The Company's notes payable at their carrying amounts consist of the following:

	June 30, 2023	September 30, 2022
	(In millions)
Unsecured:
Revolving credit facility	$—	$—
3.85% senior notes due 2026 (1)	397.2	396.5
5.0% senior notes due 2028 (1)	297.5	297.0
Other note payable	12.5	12.5
	$707.2	$706.0
______________
(1)Unamortized debt issuance costs that were deducted from the carrying amounts of the senior notes totaled $5.3 million and $6.5 million at June 30, 2023 and September 30, 2022, respectively.

Bank Credit Facility

The Company has a $410 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $600 million, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the total revolving credit commitments. Borrowings under the revolving credit facility are subject to a borrowing base calculation based on the book value of the Company's real estate assets and unrestricted cash. Letters of credit issued under the facility reduce the available borrowing capacity. The maturity date of the facility is October 28, 2026. At June 30, 2023, there were no borrowings outstanding and $29.8 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $380.2 million.

The revolving credit facility is guaranteed by the Company’s wholly-owned subsidiaries that are not immaterial subsidiaries or have not been designated as unrestricted subsidiaries. The revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require a minimum level of tangible net worth, a minimum level of liquidity and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At June 30, 2023, the Company was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility.

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

The indentures governing the senior notes require that, upon the occurrence of both a change of control and a rating decline (as defined in each indenture), the Company offer to purchase the applicable series of notes at 101% of their principal amount. If the Company or its restricted subsidiaries dispose of assets, under certain circumstances, the Company will be required to either invest the net cash proceeds from such asset sales in its business within a specified period of time, repay certain senior secured debt or debt of its non-guarantor subsidiaries, or make an offer to purchase a principal amount of such notes equal to the excess net cash proceeds at a purchase price of 100% of their principal amount. The indentures contain covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries to pay dividends or distributions, repurchase equity, prepay subordinated debt and make certain investments; incur additional debt or issue mandatorily redeemable equity; incur liens on assets; merge or consolidate with another company or sell or otherwise dispose of all or substantially all of the Company’s assets; enter into transactions with affiliates; and allow to exist certain restrictions on the ability of subsidiaries to pay dividends or make other payments. At June 30, 2023, the Company was in compliance with all of the limitations and restrictions associated with its senior note obligations.

Effective April 30, 2020, the Board of Directors authorized the repurchase of up to $30 million of the Company’s debt securities. The authorization has no expiration date. All of the $30 million authorization was remaining at June 30, 2023.

Other Note Payable

The Company also has a note payable of $12.5 million that was issued as part of a transaction to acquire real estate for development. The note is non-recourse, is secured by the underlying real estate, accrues interest at 4.0% per annum and matures in October 2023.

Note 8 — Earnings per Share

The computations of basic and diluted earnings per share are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
	(In millions, except share and per share amounts)
Numerator:
Net income	$46.8	$39.7	$94.5	$128.0
Denominator:
Weighted average common shares outstanding — basic	50,056,126	49,879,394	49,963,326	49,794,566
Dilutive effect of stock-based compensation	119,668	14,246	65,125	40,325
Total weighted average shares outstanding — diluted	50,175,794	49,893,640	50,028,451	49,834,891

Basic net income per common share	$0.94	$0.80	$1.89	$2.57
Diluted net income per common share	$0.93	$0.80	$1.89	$2.57

Note 9 — Income Taxes

The Company’s income tax expense for the three and nine months ended June 30, 2023 was $15.6 million and $31.7 million compared to $13.0 million and $41.4 million in the prior year periods. The effective tax rate was 25.0% and 25.1% for the three and nine months ended June 30, 2023 compared to 24.7% and 24.4% in the prior year periods. The effective tax rate for all periods included an expense for state income taxes and nondeductible expenses.

At June 30, 2023, the Company had deferred tax liabilities, net of deferred tax assets, of $33.2 million. The deferred tax assets were partially offset by a valuation allowance of $0.9 million, resulting in a net deferred tax liability of $34.1 million. At September 30, 2022, deferred tax liabilities, net of deferred tax assets, were $35.9 million. The deferred tax assets were partially offset by a valuation allowance of $1.0 million, resulting in a net deferred tax liability of $36.9 million. The valuation allowance for both periods was recorded because it is more likely than not that a portion of the Company's state deferred tax assets, primarily net operating loss (NOL) carryforwards, will not be realized because the Company is no longer operating in some states or the NOL carryforward periods are too brief to realize the related deferred tax asset. The Company will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance on its deferred tax assets. Any reversal of the valuation allowance in future periods will impact the effective tax rate.

Note 10 — Stockholders' Equity and Stock-Based Compensation

Stockholders' Equity

The Company has an effective shelf registration statement, filed with the Securities and Exchange Commission in October 2021, registering $750 million of equity securities, of which $300 million was reserved for sales under the at-the-market equity offering program that became effective in November 2021. The Company issued no shares of common stock under its at-the-market equity offering program in the nine months ended June 30, 2023. At June 30, 2023, $748.2 million remained available for issuance under the shelf registration statement, of which $298.2 million was reserved for sales under the at-the-market equity offering program.

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

In the nine months ended June 30, 2023, a total of 512,545 time-based RSUs were granted. The weighted average grant date fair value of these equity awards was $14.76 per unit, and they vest annually in equal installments over periods of three to five years. Total stock-based compensation expense related to the Company's RSUs for the three and nine months ended June 30, 2023 was $0.9 million and $3.4 million compared to $0.8 million and $2.8 million in the prior year periods.

Note 11 — Commitments and Contingencies

Contractual Obligations and Off-Balance Sheet Arrangements

In support of the Company's residential lot development business, it issues letters of credit under the revolving credit facility and has a surety bond program that provides financial assurance to beneficiaries related to the execution and performance of certain development obligations. At June 30, 2023, the Company had outstanding letters of credit of $29.8 million under the revolving credit facility and surety bonds of $616.3 million issued by third parties to secure performance under various contracts. The Company expects that its performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When the Company completes its performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving the Company with no continuing obligations. The Company has no material third-party guarantees.

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

Land Purchase Contracts

The Company enters into land purchase contracts to acquire land for the development of residential lots. At June 30, 2023, the Company had total deposits of $6.1 million related to contracts to purchase land with a total remaining purchase price of approximately $295.7 million. The majority of land and lots under contract are currently expected to be purchased within two years. At June 30, 2023, none of the land purchase contracts were subject to specific performance provisions.

Note 12 — Related Party Transactions

The Company has a Shared Services Agreement with D.R. Horton whereby D.R. Horton provides the Company with certain administrative, compliance, operational and procurement services. In the nine months ended June 30, 2023 and 2022, selling, general and administrative expense in the consolidated statements of operations included $2.8 million and $3.1 million for these shared services, $6.6 million and $5.5 million reimbursed to D.R. Horton for the cost of health insurance and other employee benefits and $1.2 million and $5.6 million for other corporate and administrative expenses paid by D.R. Horton on behalf of the Company.

Under the terms of the Master Supply Agreement with D.R. Horton, both companies identify land development opportunities to expand Forestar's portfolio of assets. At June 30, 2023 and September 30, 2022, the Company owned approximately 53,700 and 61,800 residential lots, respectively, of which D.R. Horton had the following involvement.

	June 30, 2023	September 30, 2022
	(Dollars in millions)
Residential lots under contract to sell to D.R. Horton	13,600	17,800
Owned lots subject to right of first offer with D.R. Horton based on executed purchase and sale agreements	16,900	18,900
Earnest money deposits from D.R. Horton for lots under contract	$111.6	$130.1
Remaining sales price of lots under contract with D.R. Horton	$1,272.4	$1,389.7

Lot and land sales to D.R. Horton in the three and nine months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions)
Residential lots sold to D.R. Horton	3,187	3,038	7,947	11,823
Residential lot sales revenues from sales to D.R. Horton	$270.4	$257.6	$677.4	$975.7
Decrease in contract liabilities on lot sales to D.R. Horton	$0.6	$0.5	$4.0	$2.1
Tract acres sold to D.R. Horton	45	—	424	—
Tract sales revenues from sales to D.R. Horton	$22.8	$—	$55.3	$—

In the three and nine months ended June 30, 2023, the Company reimbursed D.R. Horton approximately $6.7 million and $17.1 million for pre-acquisition and other due diligence and development costs related to land purchase contracts identified by D.R. Horton that the Company independently underwrote and closed compared to reimbursements of $18.3 million and $56.1 million in the prior year periods. In the nine months ended June 30, 2023, the Company reimbursed D.R. Horton approximately $0.1 million for previously paid earnest money related to those land purchase contracts and in the three and nine months ended June 30, 2022, the Company reimbursed D.R. Horton approximately $4.2 million and $9.6 million for previously paid earnest money related to those land purchase contracts.

In the three and nine months ended June 30, 2023, the Company paid D.R. Horton $0.1 million and $0.6 million for land development services compared to $0.4 million and $2.0 million for these services in the prior year periods. These amounts are included in cost of sales in the Company’s consolidated statements of operations.

At June 30, 2023 and September 30, 2022, land held for future development primarily consisted of undeveloped land which the Company has the contractual right to sell to D.R. Horton at a sales price equal to the carrying value of the land at the time of sale plus additional consideration of 12% to 16% per annum.

At June 30, 2023 and September 30, 2022, accrued expenses and other liabilities on the Company's consolidated balance sheets included $1.4 million and $3.2 million owed to D.R. Horton for any accrued and unpaid shared service charges, land purchase contract deposits and due diligence and other development cost reimbursements. At June 30, 2023, other assets on the Company's consolidated balance sheet included $2.2 million due from D.R. Horton related to tract sales to D.R. Horton in the nine months ended June 30, 2023.

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

For the financial assets and liabilities that the Company does not reflect at fair value, the following tables present both their respective carrying value and fair value at June 30, 2023 and September 30, 2022.

		Fair Value at June 30, 2023
	Carrying Value	Level 1	Level 2	Level 3	Total
	(in millions)
Cash and cash equivalents (a)	$401.0	$401.0	$—	$—	$401.0
Debt (b) (c)	707.2	—	642.1	12.5	654.6

		Fair Value at September 30, 2022
	Carrying Value	Level 1	Level 2	Level 3	Total
	(in millions)
Cash and cash equivalents (a)	$264.8	$264.8	$—	$—	$264.8
Debt (b) (c)	706.0	—	570.7	12.5	583.2
 _____________________
(a)    The fair values of cash and cash equivalents approximate their carrying values due to their short-term nature and are classified as Level 1 within the fair value hierarchy.
(b)    At June 30, 2023 and September 30, 2022, debt primarily consisted of the Company's senior notes. The fair value of the senior notes is determined based on quoted market prices in markets that are not active, which is classified as Level 2 within the fair value hierarchy.
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

Our Operations

Forestar Group Inc. is a national, well-capitalized residential lot development company with operations in 52 markets in 20 states as of June 30, 2023. We are focused primarily on making investments in land acquisition and development to sell finished single-family residential lots to homebuilders. Our common stock is listed on the New York Stock Exchange (NYSE) under the ticker symbol “FOR.” The terms “Forestar,” the “Company,” “we” and “our” used herein refer to Forestar Group Inc., a Delaware corporation, and its predecessors and subsidiaries. In October 2017, Forestar became a majority-owned subsidiary of D.R. Horton, Inc. ("D.R. Horton") by virtue of a merger with a wholly-owned subsidiary of D.R. Horton. Immediately following the merger, D.R. Horton owned 75% of the Company's outstanding common stock. As of June 30, 2023, D.R. Horton owned approximately 63% of the Company's outstanding common stock. As our controlling shareholder, D.R. Horton has significant influence in guiding our strategic direction and operations.

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

Throughout the majority of fiscal 2022, demand for our residential lots remained strong. In the fourth quarter of fiscal 2022, we began to see weakening demand that persisted through the end of the second quarter of fiscal 2023 as mortgage interest rates increased substantially and inflationary pressures remained elevated. In the three months ended June 30, 2023, demand for finished lots improved as homebuilders increased their pace of new home starts to better match the stronger demand for new homes, particularly at affordable price points. We increase our land and lot sales prices when market conditions permit, and we attempt to offset cost increases in one component with savings in another. However, if market conditions are challenging, we may have to reduce selling prices or may not be able to offset cost increases with higher selling prices. We believe we are well-positioned to operate effectively through changing economic conditions because of our low net leverage and strong liquidity position, our low overhead model and our strategic relationship with D.R. Horton.

Results of Operations

The following tables and related discussion set forth key operating and financial data as of and for the three and nine months ended June 30, 2023 and 2022.

Operating Results

Components of income before income taxes were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Revenues	$368.9	$308.5	$887.1	$1,137.7
Cost of sales	283.9	234.6	698.7	902.9
Selling, general and administrative expense	26.4	24.1	71.3	69.9
Equity in earnings of unconsolidated ventures	—	—	—	(1.1)
Gain on sale of assets	—	(2.7)	(1.6)	(3.2)
Interest and other income	(3.8)	(0.2)	(7.5)	(0.2)
Income before income taxes	$62.4	$52.7	$126.2	$169.4

Lot Sales

Residential lots sold consisted of:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Development projects	3,812	3,406	9,054	12,593
Lot banking projects	—	—	—	330
	3,812	3,406	9,054	12,923
Deferred development projects	—	67	—	854
	3,812	3,473	9,054	13,777

Average sales price per lot (a)	$87,700	$86,500	$87,300	$85,600
 _______________
(a) Excludes lots sold from deferred development projects and any impact from change in contract liabilities.

Revenues

Revenues consisted of:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Residential lot sales:
Development projects	$334.2	$294.6	$790.3	$1,078.8
Lot banking projects	—	—	—	27.3
Decrease in contract liabilities	0.6	0.5	4.0	2.1
	334.8	295.1	794.3	1,108.2
Deferred development projects	10.3	7.9	24.6	20.4
	345.1	303.0	818.9	1,128.6
Tract sales and other	23.8	5.5	68.2	9.1
Total revenues	$368.9	$308.5	$887.1	$1,137.7

Residential lots sold and residential lot sales revenues in the three months ended June 30, 2023 have increased compared to the prior year primarily as a result of improved demand for finished lots as homebuilders have increased their pace of new home starts to better match the stronger demand for new homes, particularly at affordable price points. Residential lots sold and residential lot sales revenues in the nine months ended June 30, 2023 have decreased compared to the prior year period primarily as a result of the moderation in demand for finished lots that persisted throughout the first six months of the current fiscal year as homebuilders had reduced their pace of new home starts to better match the moderation of housing demand caused by increases in mortgage rates and elevated inflationary pressures.

Residential lot sales to D.R. Horton and customers other than D.R. Horton, excluding deferred development projects, consisted of:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Residential lots sold to D.R. Horton	3,187	3,038	7,947	11,823
Residential lots sold to customers other than D.R. Horton	625	368	1,107	1,100
	3,812	3,406	9,054	12,923

Residential lot revenues from lot sales to D.R. Horton and customers other than D.R. Horton, before deferred development projects and changes in contract liabilities, consisted of:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Revenues from lot sales to D.R. Horton	$270.4	$257.6	$677.4	$975.7
Revenues from lot sales to customers other than D.R. Horton	63.8	37.0	112.9	130.4
	$334.2	$294.6	$790.3	$1,106.1

Lots sold to customers other than D.R. Horton in the three and nine months ended June 30, 2023 included 105 and 252 lots that were sold for $12.2 million and $28.2 million to a lot banker who expects to sell those lots to D.R. Horton at a future date. Lots sold to customers other than D.R. Horton in the nine months ended June 30, 2022 included 358 lots that were sold for $63.0 million to a lot banker who expects to sell those lots to D.R. Horton at a future date.

In the three and nine months ended June 30, 2022 we sold 67 and 854 deferred development lots to a customer other than D.R. Horton for a total transaction price of $9.4 million and $64.1 million, respectively. In the three and nine months ended June 30, 2023, we recognized $10.3 million and $24.6 million of revenues as a result of our progress towards completion of our remaining unsatisfied performance obligations on deferred development projects, compared to $7.9 million and $20.4 million in the prior year periods.

Tract sales and other revenue in the three months ended June 30, 2023 primarily consisted of 45 tract acres sold to D.R. Horton for $22.8 million compared to 12 tract acres sold to a customer other than D.R. Horton for $5.1 million in the prior year period. In the nine months ended June 30, 2023, tract sales and other revenue primarily consisted of 424 tract acres sold to D.R. Horton for $55.3 million and 34 tract acres sold to a customer other than D.R. Horton for $8.0 million compared to 50 tract acres sold to customers other than D.R. Horton for $8.5 million in the prior year period.

Cost of Sales, Real Estate Impairment and Land Option Charges and Interest Incurred

Cost of sales in the three months ended June 30, 2023 increased compared to the prior year period primarily due to the increase in the number of lots sold. Cost of sales in the nine months ended June 30, 2023 decreased compared to the prior year period primarily due to the decrease in the number of lots sold. Cost of sales related to tract sales and other revenues in the three and nine months ended June 30, 2023 was $17.5 million and $43.0 million compared to $3.8 million and $6.5 million in the prior year periods.

Each quarter, we review the performance and outlook for all of our real estate for indicators of potential impairment and perform detailed impairment evaluations and analyses when necessary. As a result of this process, no impairment charges were recorded during the three months ended June 30, 2023. In the nine months ended June 30, 2023 and 2022, we recorded non-cash impairment charges of $19.4 million and $3.8 million. In the three and nine months ended June 30, 2023, land purchase contract deposit and pre-acquisition cost write-offs related to land purchase contracts that the we have terminated or expect to terminate were $0.9 million and $4.2 million, respectively, compared to $1.0 million and $3.2 million in the prior year periods.

We capitalize interest costs throughout the development period (active real estate). Capitalized interest is charged to cost of sales as the related real estate is sold to the buyer. Interest incurred was $8.2 million and $24.6 million in the three and nine months ended June 30, 2023 compared to $8.3 million and $24.7 million in the prior year periods. Interest charged to cost of sales was 2.3% and 2.5% of total cost of sales (excluding impairments and land option charges) in the three and nine months ended June 30, 2023 compared to 3.1% and 3.0% in the prior year periods.

Selling, General and Administrative (SG&A) Expense and Other Income Statement Items

SG&A expense in the three and nine months ended June 30, 2023 was $26.4 million and $71.3 million compared to $24.1 million and $69.9 million in the prior year periods. SG&A expense as a percentage of revenues was 7.2% and 8.0% in the three and nine months ended June 30, 2023 compared to 7.8% and 6.1% in the prior year periods. Our SG&A expense primarily consisted of employee compensation and related costs. Our business operations employed 282 and 312 employees at June 30, 2023 and 2022, respectively. We attempt to control our SG&A costs while ensuring that our infrastructure supports our operations; however, we cannot make assurances that we will be able to maintain or improve upon the current SG&A expense as a percentage of revenues.

Income Taxes

Our income tax expense for the three and nine months ended June 30, 2023 was $15.6 million and $31.7 million compared to $13.0 million and $41.4 million in the prior year periods. Our effective tax rate was 25.0% and 25.1% for the three and nine months ended June 30, 2023 compared to 24.7% and 24.4% in the prior year periods. Our effective tax rate for all periods included an expense for state income taxes and nondeductible expenses.

At June 30, 2023, we had deferred tax liabilities, net of deferred tax assets, of $33.2 million. The deferred tax assets were partially offset by a valuation allowance of $0.9 million, resulting in a net deferred tax liability of $34.1 million. At September 30, 2022, deferred tax liabilities, net of deferred tax assets, were $35.9 million. The deferred tax assets were partially offset by a valuation allowance of $1.0 million, resulting in a net deferred tax liability of $36.9 million. The valuation allowance for both periods was recorded because it is more likely than not that a portion of our state deferred tax assets, primarily NOL carryforwards, will not be realized because we are no longer operating in some states or the NOL carryforward periods are too brief to realize the related deferred tax asset. We will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance on our deferred tax assets. Any reversal of the valuation allowance in future periods will impact our effective tax rate.

Land and Lot Position

Our land and lot position at June 30, 2023 and September 30, 2022 is summarized as follows:

	June 30, 2023	September 30, 2022
Lots owned	53,700	61,800
Lots controlled through land and lot purchase contracts	19,300	28,300
Total lots owned and controlled	73,000	90,100

Owned lots under contract to sell to D.R. Horton	13,600	17,800
Owned lots under contract to customers other than D.R. Horton	1,300	1,400
Total owned lots under contract	14,900	19,200

Owned lots subject to right of first offer with D.R. Horton based on executed purchase and sale agreements	16,900	18,900
Owned lots fully developed	7,800	5,500

Liquidity and Capital Resources

Liquidity

At June 30, 2023, we had $401.0 million of cash and cash equivalents and $380.2 million of available borrowing capacity on our revolving credit facility. We have no senior note maturities until fiscal 2026. We believe we are well-positioned to operate effectively during changing economic conditions because of our low net leverage and strong liquidity position, our low overhead model and our strategic relationship with D.R. Horton.

At June 30, 2023, our ratio of debt to total capital (debt divided by stockholders’ equity plus debt) was 35.3% compared to 37.1% at September 30, 2022 and 38.1% at June 30, 2022. Our ratio of net debt to total capital (debt net of unrestricted cash divided by stockholders’ equity plus debt net of unrestricted cash) was 19.1% compared to 26.9% at September 30, 2022 and 32.8% at June 30, 2022. Over the long term, we intend to maintain our ratio of net debt to total capital at approximately 40% or less. We believe that the ratio of net debt to total capital is useful in understanding the leverage employed in our operations.

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

Bank Credit Facility

We have a $410 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $600 million, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the total revolving credit commitments. Borrowings under the revolving credit facility are subject to a borrowing base calculation based on the book value of our real estate assets and unrestricted cash. Letters of credit issued under the facility reduce the available borrowing capacity. The maturity date of the facility is October 28, 2026. At June 30, 2023, there were no borrowings outstanding and $29.8 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $380.2 million.

The revolving credit facility is guaranteed by our wholly-owned subsidiaries that are not immaterial subsidiaries or have not been designated as unrestricted subsidiaries. The revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require a minimum level of tangible net worth, a minimum level of liquidity and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At June 30, 2023, we were in compliance with all of the covenants, limitations and restrictions of our revolving credit facility.

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

The indentures governing our senior notes require that, upon the occurrence of both a change of control and a rating decline (as defined in each indenture), we offer to purchase the applicable series of notes at 101% of their principal amount. If we or our restricted subsidiaries dispose of assets, under certain circumstances, we will be required to either invest the net cash proceeds from such asset sales in our business within a specified period of time, repay certain senior secured debt or debt of our non-guarantor subsidiaries, or make an offer to purchase a principal amount of such notes equal to the excess net cash proceeds at a purchase price of 100% of their principal amount. The indentures contain covenants that, among other things, restrict the ability of us and our restricted subsidiaries to pay dividends or distributions, repurchase equity, prepay subordinated debt and make certain investments; incur additional debt or issue mandatorily redeemable equity; incur liens on assets; merge or consolidate with another company or sell or otherwise dispose of all or substantially all of our assets; enter into transactions with affiliates; and allow to exist certain restrictions on the ability of subsidiaries to pay dividends or make other payments. At June 30, 2023, we were in compliance with all of the limitations and restrictions associated with our senior note obligations.

Effective April 30, 2020, our Board of Directors authorized the repurchase of up to $30 million of our debt securities. The authorization has no expiration date. All of the $30 million authorization was remaining at June 30, 2023.

Other Note Payable

We also have a note payable of $12.5 million that was issued as part of a transaction to acquire real estate for development. The note is non-recourse, is secured by the underlying real estate, accrues interest at 4.0% per annum and matures in October 2023.

Issuance of Common Stock

We have an effective shelf registration statement filed with the Securities and Exchange Commission in October 2021, registering $750 million of equity securities, of which $300 million was reserved for sales under our at-the-market equity offering program that became effective November 2021. In the nine months ended June 30, 2023, we issued no shares of common stock under our at-the-market equity offering program. At June 30, 2023, $748.2 million remained available for issuance under the shelf registration statement, of which $298.2 million was reserved for sales under our at-the-market equity offering program.

Operating Cash Flow Activities

In the nine months ended June 30, 2023, net cash provided by operating activities was $136.2 million, which was primarily the result of our net income generated in the period adjusted for impairments and land option charges and the decrease in real estate, partially offset by the decreases in accounts payable and other accrued liabilities and accrued development costs. In the nine months ended June 30, 2022, net cash used in operating activities was $10.2 million, which was primarily the result of the increase in real estate, partially offset by net income generated in the period.

Investing Cash Flow Activities

In the nine months ended June 30, 2023, net cash provided by investing activities was $0.8 million compared to $1.6 million in the nine months ended June 30, 2022. The cash provided by investing activities in both periods consisted primarily of cash received from the sale of assets.

Financing Cash Flow Activities

In the nine months ended June 30, 2023, net cash used in financing activities was $0.8 million compared to $1.3 million of cash provided by financing activities in the prior year period.

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

At June 30, 2023, our fixed rate debt consisted of $400 million principal amount of 3.85% senior notes due May 2026, $300 million principal amount of 5.0% senior notes due March 2028 and $12.5 million principal amount of 4.0% other note payable due October 2023. Our variable rate debt consisted of the outstanding borrowings on our $410 million senior unsecured revolving credit facility, of which there were none at June 30, 2023.

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

(b) Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information.

(c) Trading Plans

During the three months ended June 30, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits.

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

Forestar Group Inc.

Date:	July 21, 2023	By:	/s/ James D. Allen
James D. Allen, on behalf of Forestar Group Inc.
as Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)