Form 10-K
period 2023-09-30
Forestar Group Inc.
filed 2023-11-17
CIK 1406587

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From              To
Commission File Number: 001-33662
Forestar Group Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-1336998
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
2221 E. Lamar Blvd., Suite 790, Arlington, Texas 76006
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
As of March 31, 2023, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $283 million based on the closing price as reported on the New York Stock Exchange.
As of November 13, 2023, there were 49,909,713 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement for its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

FORESTAR GROUP INC.
2023 ANNUAL REPORT ON FORM 10-K

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

We conduct a wide range of project planning and management activities related to the entitlement, acquisition, community development and sale of residential lots. We generally secure entitlements while the land is under contract by creating plans that meet the needs of the markets where we operate, and we aim to have all entitlements secured before closing on the investment. Moving land through the entitlement and development process creates significant value. We primarily invest in entitled short-duration projects that can be developed in phases, enabling us to complete and sell lots at a pace that matches market demand, consistent with our focus on maximizing capital efficiency and returns. This strategy is a unique, lower-risk business model that we expect will produce more consistent returns than other public and private land developers. We also make short-term strategic investments in finished lots (lot banking) and undeveloped land (land banking) with the intent to sell these assets within a short time period to utilize available capital prior to its deployment into longer-term lot development projects. For the year ended September 30, 2023, we sold 14,040 lots with an average sales price of $90,900. At September 30, 2023, our lot position consisted of 79,200 residential lots, of which approximately 52,400 were owned and 26,800 were controlled through purchase contracts. Of our 52,400 owned lots, approximately 15,000 lots are under contract to be sold for an aggregate remaining sales price of approximately $1.3 billion.

We have expanded and diversified our lot development operations across 54 markets in 22 states by investing available capital into our existing markets and by entering new markets. We believe our geographically diverse operations provide a strong platform for us to consolidate market share in the highly fragmented lot development industry. We also believe our geographic diversification lowers our operational risks and enhances our earnings potential by mitigating the effects of local and regional economic cycles.

Our customers are primarily local, regional and national homebuilders. The lots we deliver in our communities are primarily for entry-level, first-time move-up and active adult homes. Entry-level and first-time move-up homebuyers are the largest segments of the new home market. We also market some of our communities towards build-to-rent operators.

Our real estate origins date back to the 1954 incorporation of Lumbermen’s Investment Corporation, which became a wholly-owned subsidiary of the predecessor to Temple-Inland Inc. ("Temple-Inland") in 1971. We changed our name to Forestar Real Estate Group Inc. after Temple-Inland began reporting us as a separate business segment in 2006, and in 2007, Temple-Inland completed a tax-free distribution of our shares to its stockholders, making us an independent publicly-traded company. In 2008, we changed our name from Forestar Real Estate Group Inc. to Forestar Group Inc. We became a majority-owned subsidiary of D.R. Horton, Inc. ("D.R. Horton") in October 2017 by virtue of a merger with a wholly-owned subsidiary of D.R. Horton. Immediately following the merger, D.R. Horton owned 75% of our outstanding common stock, and as of September 30, 2023 they owned approximately 63% of our outstanding common stock. As our controlling shareholder, D.R. Horton has significant influence in guiding our strategic direction and operations. In connection with the merger, we entered into certain agreements with D.R. Horton including a Stockholder’s Agreement, a Master Supply Agreement and a Shared Services Agreement. Under the terms of the Master Supply Agreement, we supply finished lots to D.R. Horton at market terms offered by Forestar and both companies identify land development opportunities to expand our portfolio of assets.

We manage our operations through our real estate segment. Our national footprint provides diversification in our real estate investments and our sources of revenues and earnings. At September 30, 2023, we conducted our operations in the states and markets listed below.

State	Market	State	Market

Alabama	Birmingham	Minnesota	Minneapolis/St. Paul
Huntsville
	Mobile/Baldwin County	Nevada	Las Vegas
	Tuscaloosa		Reno

Arizona	Phoenix	New Jersey	Southern New Jersey
Tucson
		New Mexico	Santa Fe
California	Riverside County
		North Carolina	Asheville
Colorado	Denver		Charlotte
	Fort Collins		Greensboro
Greenville
Florida	Fort Myers/Naples		Raleigh-Durham
	Gainesville		Wilmington
Jacksonville
	Lakeland	Ohio	Columbus
	Melbourne		Cincinnati
Miami/Fort Lauderdale
	Ocala	Pennsylvania	Philadelphia
Orlando
	Pensacola	South Carolina	Charleston
	Port St. Lucie		Greenville/Spartanburg
	Tampa/Sarasota		Hilton Head
Volusia County
	West Palm Beach	Tennessee	Nashville

Georgia	Atlanta	Texas	Austin
	Augusta		Dallas
	Savannah		Fort Worth
Houston
Illinois	Chicago		San Antonio

Indiana	Indianapolis	Washington	Seattle/Tacoma/Everett

Iowa	Des Moines	West Virginia	Eastern West Virginia

Maryland	Suburban Washington, D.C.

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

We typically do not maintain inventories of land development materials except for work-in-progress materials for active development projects. Generally, the materials used in our operations have been readily available from numerous sources. In fiscal 2022, we experienced supply chain constraints including increases in the prices of materials, shortages of skilled labor and delays in municipal approvals and inspections, which caused delays in developing and the realization of revenues and increases in cost of revenues. In fiscal 2023, these supply chain constraints have eased in the majority of our markets.

The cost and availability of certain materials, especially steel, transformers, concrete, and petroleum-based materials, is influenced by changes in local and global commodity prices and capacity as well as government regulation, such as government-imposed tariffs or trade restrictions on supplies such as steel. The ability to consistently source qualified labor at reasonable prices remains challenging as labor supply growth has not kept pace with construction demand.

We are subject to governmental regulations that affect our land development operations. In fiscal 2022 and 2023, municipalities and other government agencies were frequently delayed in granting the proper approvals to us, which delayed our development activities in certain markets.

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

We control overhead costs by centralizing certain accounting and administrative functions, monitoring staffing and compensation levels and applying technology to business processes to improve productivity where practical. We review other general and administrative costs to identify efficiencies and savings opportunities in our operating divisions and our regional and corporate offices.

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

Sales Contracts and Backlog

Our lot sales contracts require an earnest money deposit, which can vary in amount across our markets and communities. We have the right to either retain or refund customer deposits on canceled lot purchase contracts, depending upon the applicable provisions of the contract or other circumstances. The length of time between the signing of a lot sales contract and delivery of the lot to the customer (closing) is generally from three to twelve months. At September 30, 2023, our lots owned included approximately 15,000 lots (29%) that were under contract to be sold, of which approximately 14,400 lots are under contract to D.R. Horton.

Human Capital Resources

People and Culture

We have increased our number of employees from 291 at September 30, 2022 to 303 at September 30, 2023 to support the growth of our residential lot development business across a geographically diversified platform. At September 30, 2023, 233 of our employees worked in our regional and divisional offices and 70 worked at our corporate office. In fiscal 2023, our total cost for employee compensation and benefits was $59.5 million. In addition to our employees, we also have a Shared Services Agreement with D.R. Horton whereby D.R. Horton employees provide us with certain administrative, compliance, operational and procurement services.

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

Recruitment, Development and Retention

We are committed to hiring, developing and supporting an energetic, diverse workforce and maintaining a productive, positive and inclusive workplace. We believe diversity in the workplace produces unique perspectives and fresh ideas and helps us better serve our customers. We have an active recruiting team that partners with college campuses and external organizations to identify strong new hires and experienced professionals. Our paid internship program provides college students and recent graduates an opportunity to work alongside some of the most experienced professionals in the land development industry. Management is committed to supporting the development of our employees in many ways including onboarding programs, training and providing employees exposure to senior management. Our management team also supports a culture of developing future leaders from our existing workforce, enabling us to promote from within for many leadership positions. We believe this provides long-term focus and continuity to our operations while also providing opportunities for the growth and advancement of our employees. During fiscal 2023, 20 employees were placed into new leadership positions in our regional and divisional offices, and of those, 85% were promoted from within the organization.

Compensation and Benefits

We believe our compensation package and benefits are competitive with others in our industry. In addition to base pay, eligible employees may participate in our incentive bonus and stock compensation plans, which align their compensation to the interests of our shareholders. We also offer our employees a broad range of benefits, including paid vacation, holidays, sick time and parental leave; medical, dental and vision healthcare insurance and life insurance and disability coverage. We are committed to supporting our employees in their health, wellness and financial planning goals. Additional benefits offered include a 401(k) savings plan, employee stock purchase plan and access to professional resources to support employees with their mental and physical health, financial planning, identify theft protection and legal needs. We are committed to supporting our employees in their health, wellness and financial planning goals. We host events and challenges, both virtually and in person, to encourage our employees to stay active and healthy. Additional information about our employee benefit plans is included in Note 11 to the accompanying financial statements.

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

Our land development activities are also subject to an extensive array of local, state and federal statutes, ordinances, rules and regulations concerning protecting health, safety and the environment. The particular compliance requirements for each site vary greatly according to location, environmental condition and the present and former uses of the site and adjoining properties. We believe that we are in compliance in all material respects with existing environmental regulations applicable to our business. Additionally, our compliance with such regulations has not had, nor is it expected to have, a material adverse effect on our consolidated financial position, results of operations or cash flows. However, changes in regulations could increase our costs to comply with such regulations, as discussed in “Item 1A. Risk Factors.”

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

Risks Related to Our Business Operations

The homebuilding and lot development industries are cyclical and significantly affected by changes in economic, real estate or other conditions that could adversely affect our business and financial results.

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

The federal government’s fiscal policies and the Federal Reserve's monetary policies may negatively impact the financial markets and consumer confidence and could hurt the U.S. economy and the real estate market, and in turn, could adversely affect the operating results of our business. In response to increased inflation, the Federal Reserve has raised interest rates significantly, which has resulted in higher mortgage interest rates. Prolonged periods of elevated mortgage interest rates or further increases in mortgage interest rates could have an adverse impact on our business and financial results.

Deployments of U.S. military personnel to foreign regions, terrorist attacks, other acts of violence or threats to national security and any corresponding response by the United States or others, domestic or international instability or social or political unrest may cause an economic slowdown in the markets where we operate, which could adversely affect our business.

If we experience any of the foregoing, homebuilders may be less willing or able to buy our residential lots. Additionally, cancellations of lot sales contracts may increase if homebuilders do not honor their contracts due to any of the factors discussed above. Our pricing and product strategies may also be limited by market conditions. We may be unable to change the pricing or mix of our product offerings, reduce the costs of the residential lots we develop, or satisfactorily address changing market conditions in other ways without adversely affecting our profits and returns.

Our business and financial results could be adversely affected by significant inflation, higher interest rates or deflation.

During the past two years, the economy has experienced significant inflationary pressures. Inflation can adversely affect us by increasing costs of land, materials, labor and our cost of capital. In addition, significant inflation is often accompanied by higher interest rates, which have a negative impact on housing affordability. In an effort to lower the current rate of inflation, the Federal Reserve has raised interest rates significantly, which has resulted in higher mortgage rates. The increase in mortgage rates has reduced the affordability of our lots and has required us to use pricing adjustments and incentives to adapt to current market conditions. If inflation and mortgage interest rates remain high or continue to increase, lot affordability may be further impacted, which could reduce our profit margins and have an adverse impact on our business and financial results.

Alternatively, a significant period of deflation could cause a decrease in overall spending and borrowing levels. This could lead to deterioration in economic conditions, including an increase in the rate of unemployment. Deflation could also cause the value of our real estate to decline. These, or other factors related to deflation, could have a negative impact on our business and financial results.

Supply shortages and other risks related to acquiring land, materials and skilled labor and obtaining regulatory approval could increase our costs and delay lot deliveries.

The residential lot development industry may experience significant difficulties that can affect the cost or timing of lot development, including:
•difficulty in acquiring land suitable for residential development at affordable prices in locations that are attractive to homebuilders;
•delays in receiving the necessary approvals from municipalities or other government agencies;
•shortages of qualified subcontractors;
•reliance on local subcontractors, manufacturers and distributors who may be inadequately capitalized;
•shortages of construction materials; and
•significant increases in the cost of materials and other inputs, including petroleum-based products.

During the last few years, we experienced multiple disruptions in our supply chain, which resulted in shortages of certain building materials and tightness in the labor market. This caused our construction cycle to lengthen and costs of building materials to increase. Although our construction cycle times have decreased more recently, if shortages and cost increases in building materials and tightness in the labor market increase, our construction cycle time and profit margins could be adversely impacted.

Public health issues such as a major epidemic or pandemic could adversely affect our business and financial results.

The U.S. and other countries have experienced, and may experience in the future, outbreaks of contagious diseases that affect public health and public perception of health risk. In the event of a resurgence of COVID-19, or a widespread, prolonged actual or perceived outbreak of any contagious disease, our operations could be negatively impacted. Such events have had, and could in the future have, an effect on our operations, including a reduction in homebuilder traffic, a disruption in our supply chain, tightness in the labor market or other factors, all of which could reduce demand for our lots. These or other repercussions of a public health crisis that affect the global economy could have an adverse impact on our results of operations and financial condition.

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

From time to time, we provide surety bonds to secure our performance or obligations under construction contracts, development agreements and other arrangements. At September 30, 2023, we had $632.3 million of outstanding surety bonds. Our ability to obtain surety bonds primarily depends upon our credit rating, financial condition, past performance and other factors, including the capacity of the surety market and the underwriting practices of surety bond issuers. The ability to obtain surety bonds also can be impacted by the willingness of insurance companies to issue performance bonds for construction and development activities. If we are unable to obtain surety bonds when required, our results of operations and cash flows could be adversely affected.

Information technology failures, data security breaches and the failure to satisfy privacy and data protection laws and regulations could harm our business.

We use information technology and other computer resources to carry out important operational and marketing activities and to maintain our business records. These information technology systems are dependent upon global communications providers, web browsers, third-party software and data storage providers and other aspects of the Internet infrastructure that have experienced security breaches, cyber-attacks, ransomware attacks, significant systems failures and service outages in the past. Additionally, phishing attacks, whereby perpetrators attempt to fraudulently induce employees, customers, vendors or other users of a company’s systems to disclose sensitive information to gain access to its data, have become more prevalent in recent years. The use of remote work environments and virtual platforms may increase our risk of cyber-attack or data security breaches. Further, geopolitical tensions or conflicts may create a heightened risk of cyber-attacks or other data security breaches. Our normal business activities involve collecting and storing information specific to our customers, employees, vendors and suppliers and maintaining operational and financial information related to our business, both in an office setting and remote locations as needed. A material breach in the security of our information technology systems or other data security controls could include the theft or release of this information. The unintended or unauthorized disclosure of personal identifying and confidential information as a result of a security breach by any means could lead to litigation or other proceedings against us by the affected individuals or business partners, or by regulators. The outcome of such proceedings, which could include penalties or fines, could have a significant negative impact on our business.

We may also be required to incur significant costs to protect against damages caused by information technology failures, security breaches, and the failure to satisfy privacy and data protection laws and regulations in the future as legal requirements continue to increase. The European Union and other international regulators, as well as state governments, have enacted or enhanced data privacy regulations, such as the California Privacy Rights Act, and other governments are considering establishing similar or stronger protections. These regulations impose certain obligations for handling specified personal information in our systems, including notifying individuals regarding information we have collected from them. We have incurred costs in an effort to comply with these requirements, but our costs may increase significantly if new requirements are enacted and based on how individuals exercise their rights. Any noncompliance could result in substantial penalties, reputational damage or litigation.

We routinely utilize information technology security experts to assist us in our evaluations of the effectiveness of the security of our information technology systems, and we regularly enhance our security measures, which include multiple redundant safeguards, to protect our systems and data. We use various encryption, tokenization and authentication technologies to mitigate cybersecurity risks and have increased our monitoring capabilities to enhance early detection and rapid response to potential cyber threats. However, because the techniques used to obtain unauthorized access, disable or degrade systems change frequently and increasingly leverage sophisticated technologies such as artificial intelligence, they often are not recognized until launched against a target. As such, we may be unable to anticipate these techniques, to implement adequate preventative measures or to identify and investigate cybersecurity incidents.

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

Governmental regulations and environmental matters could increase the cost and limit the availability of property suitable for residential lot development and could adversely affect our business and financial results.

We are subject to extensive and complex regulations that affect land acquisition, development and home construction, including zoning, density restrictions and building standards. These regulations often provide broad discretion to the administering governmental authorities as to the conditions we must meet prior to acquisition or development being approved, if approved at all. We are subject to determinations by these authorities as to the adequacy of water or sewage facilities, roads or other local services. New housing developments may also be subject to various assessments for schools, parks, streets and other public improvements. In addition, government authorities in many markets have implemented no growth or growth control initiatives. Any of these may limit, delay or increase the costs of acquisition of land for residential use and development or home construction.

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

In recent years, advocacy groups, government agencies and the general public have expressed growing concerns regarding the effects of climate change on the environment. Transition risks, such as government restrictions, standards or regulations intended to reduce greenhouse gas emissions and potential climate change impacts, are emerging and may increase in the future in the form of restrictions or additional requirements on land development in certain areas. Such restrictions and requirements could increase our operating and compliance costs or require additional technology and capital investment, which could adversely affect our results of operations. This is a particular concern in the western United States, where some of the most extensive and stringent environmental laws and residential building construction standards in the country have been enacted, and where we have business operations. We believe we are in compliance in all material respects with existing climate-related government restrictions, standards and regulations applicable to our business, and such compliance has not had a material impact on our business. However, given the rapidly changing nature of environmental laws and matters that may arise that are not currently known, we cannot predict our future exposure concerning such matters, and our future costs to achieve compliance or remedy potential violations could be significant.

Additionally, actual or perceived environmental, social, governance ("ESG") and other sustainability matters and our response to these matters could harm our business. Increasing governmental and societal attention to ESG matters, including expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, human capital, labor, cybersecurity and risk oversight, could expand the nature, scope, and complexity of matters that we are required to control, assess and report. These factors may alter the environment in which we do business and may increase the ongoing costs of compliance, and adversely impact our results of operations and cash flows. If we are unable to adequately address such ESG matters or fail to comply with all laws, regulations, policies and related interpretations, it could negatively impact our reputation and our business results.

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

We regularly assess our projected capital requirements to fund growth in our business, repay debt obligations and support other general corporate and operational needs, and we regularly evaluate our opportunities to raise additional capital. At September 30, 2023, we had an effective shelf registration statement filed with the SEC in October 2021 registering $750 million of equity securities, of which $300 million was reserved for sales under our at-the-market equity offering program that became effective November 2021. At September 30, 2023, $748.2 million remained available for issuance under the shelf registration statement, of which $298.2 million is reserved for sales under our at-the-market equity offering program. We plan to raise additional capital in the future, in the form of additional debt or equity, to have sufficient capital resources and liquidity to fund our business needs and future growth plans and repay existing indebtedness. Our ability to raise additional capital will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial condition, operating performance and growth prospects. Economic conditions may increase our cost of funding and limit access to certain customary sources of capital or make such capital only available on unfavorable terms. We may not be able to obtain capital on acceptable terms or at all. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of debt purchasers or counterparties participating in the capital markets or other disruption in capital markets, may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. Further, we may need to raise capital in the future when other real estate-related companies are also seeking to raise capital and would then have to compete with those companies for investors. An inability to raise additional capital on acceptable terms when needed could have a material adverse effect on our business, financial condition and results of operations.

The real estate development industry is highly competitive and a number of entities with which we compete are larger and have greater resources or are smaller and have lower cost structures, and competitive conditions may adversely affect our results of operations.

We operate in a highly competitive industry. Competitive conditions in the real estate development industry may result in difficulties acquiring suitable land at acceptable prices, lower sales volumes and prices, increased development or construction costs and delays in construction. We compete with numerous regional and local developers for the acquisition of land suitable for development. We also compete with national, regional and local homebuilders who develop real estate for their own use in homebuilding operations, many of which are larger and have greater resources than we do or are smaller and have lower cost structures than we do. Any improvement in the cost structure or service of our competitors will increase the competition we face. Our business, financial condition and results of operations may be negatively affected by any of these factors.

Risks Related to Our Indebtedness

We have significant amounts of consolidated debt and may incur additional debt; our debt obligations and our ability to comply with related covenants, restrictions or limitations could adversely affect our financial condition.

As of September 30, 2023, our consolidated debt was $695.0 million, including $400 million principal amount of 3.85% senior notes due 2026 and $300 million principal amount of 5.0% senior notes due 2028. Our revolving credit facility and the indentures governing the senior notes impose restrictions on our and our restricted subsidiaries’ ability to incur secured and unsecured debt, but still permit us and our restricted subsidiaries to incur a substantial amount of future secured and unsecured debt, and do not restrict the incurrence of future secured and unsecured debt by our unrestricted subsidiaries. The indentures governing the senior notes allow us to incur a substantial amount of additional debt.

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

We depend to a large extent on the services of certain key management personnel. These individuals have significant experience and skills as well as leadership and management abilities that are vital to our success. Our ability to attract and retain our key personnel may be impacted by matters involving reputation, culture, diversity and inclusion, compensation and benefits and our management of executive succession. We seek to retain our key personnel to have succession and transition plans in place to address the potential loss of key personnel and to manage personnel transitions due to retirements, promotions, transfers and other circumstances. However, if our retention, succession and transition implementation efforts are unsuccessful, the loss of key personnel could adversely affect our business.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the NYSE under the trading symbol "FOR." As of November 13, 2023, the closing price of our common stock on the NYSE was $29.53, and there were approximately 928 holders of record.

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

Stock Performance Graph

The following graph illustrates the cumulative total stockholder return of an initial investment of $100 on September 30, 2018 in Forestar common stock for the period from September 30, 2018 through September 30, 2023 compared to the same investment in the Russell 2000 Index and our peer group.
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

Comparison of Five-Year Cumulative Total Return
$200
$150
$100
$50
$0
Sep-18
Sep-19
Sep-20
Sep-21
Sep-22
Sep-23
Forestar Group Inc.
Russell 2000
Peer Group

	September 30,
Stock Performance Data:	2018	2019	2020	2021	2022	2023
Forestar Group Inc.	$100.00	$86.23	$83.49	$87.88	$52.78	$127.08
Russell 2000	100.00	91.11	91.47	135.08	103.33	112.56
Peer Group	100.00	109.77	102.75	135.94	93.22	143.04

This performance graph shall not be deemed to be incorporated by reference into our SEC filings and should not constitute soliciting material or otherwise be considered filed under the Securities Act of 1933, as amended (Securities Act) or the Exchange Act.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to promote an understanding of our financial condition, results of operations, liquidity and certain other factors that may affect future results. MD&A is provided as a supplement to, and should be read in conjunction with our consolidated financial statements and notes to those statements that appear elsewhere in this Form 10-K. This section generally discusses the results of operations for fiscal 2023 compared to 2022. For similar operating and financial data and discussion of our fiscal 2022 results compared to our fiscal 2021 results, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2022, which was filed with the SEC on November 17, 2022.

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to any differences include, but are not limited to, those discussed under the caption "Forward-Looking Statements" and under Item 1A — “Risk Factors."

Our Operations

We are a residential lot development company with operations in 54 markets in 22 states as of September 30, 2023. In October 2017, we became a majority-owned subsidiary of D.R. Horton, Inc. As our controlling shareholder, D.R. Horton has significant influence in guiding our strategic direction and operations.

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

Throughout the majority of fiscal 2022, demand for our residential lots remained strong. In the fourth quarter of fiscal 2022, we began to see weakening demand that persisted through the end of the second quarter of fiscal 2023 as mortgage interest rates increased substantially and inflationary pressures remained elevated. In the second half of fiscal 2023, demand for finished lots improved as homebuilders increased their pace of new home starts to better match the stronger demand for new homes, particularly at affordable price points. We increase our land and lot sales prices when market conditions permit, and we attempt to offset cost increases in one component with savings in another. However, if market conditions are challenging, we may have to reduce selling prices or may not be able to offset cost increases with higher selling prices. We believe we are well-positioned to operate effectively through changing economic conditions because of our low net leverage and strong liquidity position, our low overhead model and our strategic relationship with D.R. Horton.

Results of Operations

The following tables and related discussion set forth key operating and financial data as of and for the fiscal years ended September 30, 2023 and 2022.

Operating Results

Components of income before income taxes were as follows:

	Year Ended September 30,
	2023	2022
	(In millions)
Revenues	$1,436.9	$1,519.1
Cost of sales	1,132.8	1,195.1
Selling, general and administrative expense	97.7	93.6
Equity in earnings of unconsolidated ventures	—	(1.2)
Gain on sale of assets	(1.6)	(3.2)
Interest and other income	(13.6)	(1.0)
Income before income taxes	$221.6	$235.8

Lot Sales

Residential lots sold consisted of:

	Year Ended September 30,
	2023	2022
Development projects	14,040	16,454
Lot banking projects	—	383
	14,040	16,837
Deferred development projects	—	854
	14,040	17,691

Average sales price per lot (a)	$90,900	$86,300
 _______________
(a) Excludes lots sold from deferred development projects and any impact from change in contract liabilities.

Revenues

Revenues consisted of:

	Year Ended September 30,
	2023	2022
	(In millions)
Residential lot sales:
Development projects	$1,275.7	$1,420.2
Lot banking projects	—	33.5
Decrease in contract liabilities	—	1.8
	1,275.7	1,455.5
Deferred development projects	29.0	26.8
	1,304.7	1,482.3
Tract sales and other	132.2	36.8
Total revenues	$1,436.9	$1,519.1

Residential lots sold and residential lot sales revenues in fiscal 2023 decreased compared to the prior year primarily as a result of the moderation in demand for finished lots that persisted throughout the first half of the current fiscal year as homebuilders had reduced their pace of new home starts to better match the moderation of housing demand caused by increases in mortgage interest rates and elevated inflationary pressures.

Residential lot sales to D.R. Horton and customers other than D.R. Horton, before deferred development projects, consisted of:

	Year Ended September 30,
	2023	2022
Residential lots sold to D.R. Horton	12,249	14,895
Residential lots sold to customers other than D.R. Horton	1,791	1,942
	14,040	16,837

Residential lot revenues from lot sales to D.R. Horton and customers other than D.R. Horton, before deferred development projects and changes in contract liabilities, consisted of:

	Year Ended September 30,
	2023	2022
	(In millions)
Revenues from lot sales to D.R. Horton	$1,094.7	$1,230.0
Revenues from lot sales to customers other than D.R. Horton	181.0	223.7
	$1,275.7	$1,453.7

In fiscal 2022, we sold 854 deferred development lots to customers other than D.R. Horton for a total transaction price of $64.1 million. In fiscal 2023 and 2022, we recognized $29.0 million and $26.8 million of revenues as a result of our progress towards completion of our remaining unsatisfied performance obligations on these deferred development projects.

Lots sold to customers other than D.R. Horton in fiscal 2023 and 2022 included 252 and 943 lots that were sold for $28.2 million and $131.1 million, respectively, to a lot banker who expects to sell those lots to D.R. Horton at a future date.

Tract sales and other revenue in fiscal 2023 primarily consisted of 820 tract acres sold to D.R. Horton for $114.1 million and 68 tract acres sold to customers other than D.R. Horton for $12.8 million. Tract sales and other revenue in fiscal 2022 primarily consisted of 512 tract acres sold to customers other than D.R. Horton for $35.7 million.

Cost of Sales, Real Estate Impairment and Land Option Charges and Interest Incurred

Cost of sales in fiscal 2023 decreased compared to fiscal 2022 primarily due to the decrease in the number of lots sold. Cost of sales related to tract sales and other revenues in fiscal 2023 and 2022 was $95.1 million and $20.3 million, respectively.

Each quarter, we review the performance and outlook for all of our real estate for indicators of potential impairment and perform detailed impairment evaluations and analyses when necessary. As a result of this process, we recorded real estate impairment charges of $19.4 million and $3.8 million during fiscal 2023 and 2022, respectively. During fiscal 2023 and 2022, land purchase contract deposit and pre-acquisition cost write-offs related to land purchase contracts that we terminated or expect to terminate were $4.6 million and $8.7 million, respectively.

We capitalize interest costs throughout the development period (active real estate). Capitalized interest is charged to cost of sales as the related real estate is sold to the buyer. Interest incurred was $32.8 million and $32.9 million in fiscal 2023 and 2022. Interest charged to cost of sales in fiscal 2023 was 2.4% of total cost of sales (excluding impairments and land option charges) compared to 2.9% of total cost of sales in fiscal 2022.

Selling, General and Administrative (SG&A) Expense and Other Income Statement Items

SG&A expense in fiscal 2023 was $97.7 million compared to $93.6 million in fiscal 2022. SG&A expense as a percentage of revenues was 6.8% and 6.2% in fiscal 2023 and 2022, respectively. Our SG&A expense primarily consisted of employee compensation and related costs. Our business operations employed 303 and 291 employees at September 30, 2023 and 2022, respectively. We attempt to control our SG&A costs while ensuring that our infrastructure supports our operations; however, we cannot make assurances that we will be able to maintain or improve upon the current SG&A expense as a percentage of revenues.

Income Taxes

Our income tax expense was $54.7 million and $57.0 million in fiscal 2023 and 2022, respectively, and our effective tax rate was 24.7% and 24.2% in those respective years. Our effective tax rate for both years includes an expense for state income taxes and nondeductible expenses.

At September 30, 2023, we had deferred tax liabilities, net of deferred tax assets, of $49.8 million. The deferred tax assets were partially offset by a valuation allowance of $0.9 million, resulting in a net deferred tax liability of $50.7 million. At September 30, 2022, deferred tax liabilities, net of deferred tax assets, were $35.9 million. The deferred tax assets were partially offset by a valuation allowance of $1.0 million, resulting in a net deferred tax liability of $36.9 million. The valuation allowance for both periods was recorded because it is more likely than not that a portion of our state deferred tax assets, primarily NOL carryforwards, will not be realized because we are no longer operating in some states or the NOL carryforward periods are too brief to realize the related deferred tax asset. We will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance on our deferred tax assets. Any reversal of the valuation allowance in future periods will impact our effective tax rate.

We had no unrecognized tax benefits at September 30, 2023 and September 30, 2022.

Land and Lot Position

Our land and lot position at September 30, 2023 and 2022 is summarized as follows:

	September 30, 2023	September 30, 2022
Lots owned	52,400	61,800
Lots controlled through land and lot purchase contracts	26,800	28,300
Total lots owned and controlled	79,200	90,100

Owned lots under contract to sell to D.R. Horton	14,400	17,800
Owned lots under contract to customers other than D.R. Horton	600	1,400
Total owned lots under contract	15,000	19,200

Owned lots subject to right of first offer with D.R. Horton based on executed purchase and sale agreements	17,000	18,900
Owned lots fully developed	6,400	5,500

Liquidity and Capital Resources

Liquidity

At September 30, 2023, we had $616.0 million of cash and cash equivalents and $382.3 million of available borrowing capacity on our revolving credit facility. We have no senior note maturities until fiscal 2026. We believe we are well-positioned to operate effectively during changing economic conditions because of our low net leverage and strong liquidity position, our low overhead model and our strategic relationship with D.R. Horton.

At September 30, 2023, our ratio of debt to total capital (debt divided by stockholders’ equity plus debt) was 33.7% compared to 37.1% at September 30, 2022. Our ratio of net debt to total capital (debt net of unrestricted cash divided by stockholders’ equity plus debt net of unrestricted cash) was 5.5% compared to 26.9% at September 30, 2022. Over the long term, we intend to maintain our ratio of net debt to total capital at approximately 40% or less. We believe that the ratio of net debt to total capital is useful in understanding the leverage employed in our operations.

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

Bank Credit Facility

We have a $410 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $600 million, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the total revolving credit commitments. Borrowings under the revolving credit facility are subject to a borrowing base calculation based on the book value of our real estate assets and unrestricted cash. Letters of credit issued under the facility reduce the available borrowing capacity. The maturity date of the facility is October 28, 2026. At September 30, 2023, there were no borrowings outstanding and $27.7 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $382.3 million.

The revolving credit facility is guaranteed by our wholly-owned subsidiaries that are not immaterial subsidiaries or have not been designated as unrestricted subsidiaries. The revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require a minimum level of tangible net worth, a minimum level of liquidity and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At September 30, 2023, we were in compliance with all of the covenants, limitations and restrictions of our revolving credit facility.

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

The indentures governing our senior notes require that, upon the occurrence of both a change of control and a rating decline (as defined in each indenture), we offer to purchase the applicable series of notes at 101% of their principal amount. If we or our restricted subsidiaries dispose of assets, under certain circumstances, we will be required to either invest the net cash proceeds from such asset sales in our business within a specified period of time, repay certain senior secured debt or debt of our non-guarantor subsidiaries, or make an offer to purchase a principal amount of such notes equal to the excess net cash proceeds at a purchase price of 100% of their principal amount. The indentures contain covenants that, among other things, restrict the ability of us and our restricted subsidiaries to pay dividends or distributions, repurchase equity, prepay subordinated debt and make certain investments; incur additional debt or issue mandatorily redeemable equity; incur liens on assets; merge or consolidate with another company or sell or otherwise dispose of all or substantially all of our assets; enter into transactions with affiliates; and allow to exist certain restrictions on the ability of subsidiaries to pay dividends or make other payments. At September 30, 2023, we were in compliance with all of the limitations and restrictions associated with our senior note obligations.

Effective April 30, 2020, our Board of Directors authorized the repurchase of up to $30 million of our debt securities. The authorization has no expiration date. All of the $30 million authorization was remaining at September 30, 2023.

Other Note Payable

In August 2023, we repaid the $12.5 million principal amount, together with accrued interest, of a note payable that was issued as part of a transaction to acquire real estate for development. The note was non-recourse, was secured by the underlying real estate and accrued interest of 4.0% per annum.

Issuance of Common Stock

We have an effective shelf registration statement filed with the Securities and Exchange Commission in October 2021, registering $750 million of equity securities, of which $300 million was reserved for sales under our at-the-market equity offering program that became effective November 2021. In fiscal 2023, there were no shares of common stock issued under our at-the-market equity offering program. At September 30, 2023, $748.2 million remained available for issuance under the shelf registration statement, of which $298.2 million was reserved for sales under our at-the-market equity offering program.

Operating Cash Flow Activities

In fiscal 2023, net cash provided by operating activities was $364.1 million, which was primarily the result of our net income generated in the year adjusted for impairments and land option charges and the decrease in real estate, partially offset by the decreases in accounts payable and other accrued liabilities, accrued development costs and earnest money deposits on sales contracts. In fiscal 2022, net cash provided by operating activities was $108.7 million, which was primarily the result of net income generated in the year and increases in liabilities and other accrued expenses, partially offset by the increase in our real estate.

Investing Cash Flow Activities

In fiscal 2023, net cash provided by investing activities was $0.3 million compared to $1.3 million in fiscal 2022. The cash provided by investing activities in both years consisted primarily of cash received from the sale of assets, partially offset by cash expenditures for property and equipment. Additionally, cash provided by investing activities in the prior year includes distributions received from our unconsolidated ventures.

Financing Cash Flow Activities

In fiscal 2023, net cash used in financing activities was $13.2 million compared to $1.2 million of cash provided by financing activities in the prior year. The cash used in financing activities in the current year primarily consisted of the repayment of our other note payable.

Critical Accounting Policies and Estimates

General — A comprehensive enumeration of the significant accounting policies of Forestar Group Inc. and subsidiaries is presented in Note 1 to the accompanying financial statements as of September 30, 2023 and 2022, and for the years ended September 30, 2023, 2022 and 2021. Each of our accounting policies has been chosen based upon current authoritative literature that collectively comprises U.S. Generally Accepted Accounting Principles (GAAP). In instances where alternative methods of accounting are permissible under GAAP, we have chosen the method that most appropriately reflects the nature of our business, the results of our operations and our financial condition, and have consistently applied those methods over each of the periods presented in the financial statements. The Audit Committee of our Board of Directors has reviewed and approved the accounting policies selected.

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

We receive earnest money deposits from homebuilders for purchases of developed lots. These earnest money deposits are typically released to the homebuilders as lots are sold. Earnest money deposits from customers are subject to mortgages that are secured by the real estate under contract. These mortgages expire when the earnest money is released to homebuilders as lots are sold.

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

The key assumptions relating to real estate valuations are impacted by local market and economic conditions, and are inherently uncertain. Although our quarterly assessments reflect management’s best estimates, due to uncertainties in the estimation process, actual results could differ from such estimates.

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
•the effects of public health issues such as a major epidemic or pandemic on the economy and our business;
•the impacts of weather conditions and natural disasters;
•health and safety incidents relating to our operations;
•our ability to obtain or the availability of surety bonds to secure our performance related to construction and development activities and the pricing of bonds;
•the strength of our information technology systems and the risk of cybersecurity breaches and our ability to satisfy privacy and data protection laws and regulations;
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
•the volatility of the market price and trading volume of our common stock; and
•our ability to hire and retain key personnel.
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

At September 30, 2023, our fixed rate debt consisted of $400 million principal amount of 3.85% senior notes due May 2026 and $300 million principal amount of 5.0% senior notes due March 2028. Our variable rate debt consisted of the outstanding borrowings on our $410 million senior unsecured revolving credit facility, of which there were none at September 30, 2023.

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

Management conducted the required assessment of the effectiveness of our internal control over financial reporting as of September 30, 2023. Based upon this assessment, management believes that our internal control over financial reporting is effective as of September 30, 2023.

Ernst & Young LLP (PCAOB ID: 42), the independent registered public accounting firm that audited our financial statements included in this Form 10-K, has also audited our internal control over financial reporting. Their attestation report follows this report of management.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Forestar Group Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Forestar Group Inc.’s internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Forestar Group Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2023 and 2022, the related consolidated statements of operations, total equity, and cash flows, for each of the three years in the period ended September 30, 2023, and the related notes and our report dated November 17, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Fort Worth, Texas
November 17, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Forestar Group Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Forestar Group Inc. (the Company) as of September 30, 2023 and 2022, the related consolidated statements of operations, total equity and cash flows for each of the three years in the period ended September 30, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 17, 2023 expressed an unqualified opinion thereon.

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
For the year ended September 30, 2023 the Company’s cost of sales was approximately $1.13 billion, which included the costs of direct land and lot acquisition, land development, and related costs (both incurred and estimated to be incurred) allocated to each residential lot in the project. As discussed in Note 1 to the consolidated financial statements, land development costs are typically allocated to individual residential lots based on the relative sales value of the lots. At the time of lot closings, land development activities may not yet be finalized. To recognize the appropriate amount of cost of sales, the Company estimates the total remaining development costs. Estimates are affected by changes to the land development project’s cost of labor, material, and subcontractors.

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

Fort Worth, Texas
November 17, 2023

FORESTAR GROUP INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2023	September 30, 2022
	(In millions, except share data)
ASSETS
Cash and cash equivalents	$616.0	$264.8
Real estate	1,790.3	2,022.4
Investment in unconsolidated ventures	0.5	0.5
Property and equipment, net	5.9	5.7
Other assets	58.0	49.6
Total assets	$2,470.7	$2,343.0
LIABILITIES
Accounts payable	$68.4	$72.2
Accrued development costs	104.1	122.3
Earnest money on sales contracts	121.4	136.2
Deferred tax liability, net	50.7	36.9
Accrued expenses and other liabilities	61.2	70.1
Debt	695.0	706.0
Total liabilities	1,100.8	1,143.7
Commitments and contingencies (Note 12)
EQUITY
Common stock, par value $1.00 per share, 200,000,000 authorized shares, 49,903,713 and 49,761,480 shares issued and outstanding at September 30, 2023 and 2022, respectively	49.9	49.8
Additional paid-in capital	644.2	640.6
Retained earnings	674.8	507.9
Stockholders' equity	1,368.9	1,198.3
Noncontrolling interests	1.0	1.0
Total equity	1,369.9	1,199.3
Total liabilities and equity	$2,470.7	$2,343.0

See accompanying notes to consolidated financial statements.

FORESTAR GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2023	2022	2021
	(In millions, except per share amounts)
Revenues	$1,436.9	$1,519.1	$1,325.8
Cost of sales	1,132.8	1,195.1	1,096.6
Selling, general and administrative expense	97.7	93.6	68.4
Equity in earnings of unconsolidated ventures	—	(1.2)	(0.2)
Gain on sale of assets	(1.6)	(3.2)	(2.5)
Interest and other income	(13.6)	(1.0)	(1.2)
Loss on extinguishment of debt	—	—	18.1
Income before income taxes	221.6	235.8	146.6
Income tax expense	54.7	57.0	36.1
Net income	$166.9	$178.8	$110.5
Net income attributable to noncontrolling interests	—	—	0.3
Net income attributable to Forestar Group Inc.	$166.9	$178.8	$110.2

Basic net income per common share	$3.34	$3.59	$2.25
Weighted average number of common shares	50.0	49.8	48.9

Diluted net income per common share	$3.33	$3.59	$2.25
Adjusted weighted average number of common shares	50.1	49.8	49.0

See accompanying notes to consolidated financial statements.

FORESTAR GROUP INC.
CONSOLIDATED STATEMENTS OF TOTAL EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Non-controlling Interests	Total Equity
	(In millions, except share amounts)
Balances at September 30, 2020 (48,061,921 shares)	$48.1	$603.9	$218.9	$0.9	$871.8
Net income	—	—	110.2	0.3	110.5
Issuance of common stock (1,448,520 shares)	1.4	32.0	—	—	33.4
Purchase of noncontrolling interest, net	—	(1.7)	—	(0.1)	(1.8)
Stock issued under employee benefit plans (69,948 shares)	0.1	—	—	—	0.1
Cash paid for shares withheld for taxes	—	(0.6)	—	—	(0.6)
Stock-based compensation expense	—	2.6	—	—	2.6
Distributions to noncontrolling interests	—	—	—	(0.1)	(0.1)
Balances at September 30, 2021 (49,580,389 shares)	$49.6	$636.2	$329.1	$1.0	$1,015.9
Net income	—	—	178.8	—	178.8
Issuance of common stock (84,547 shares)	0.1	1.6	—	—	1.7
Stock issued under employee benefit plans (96,544 shares)	0.1	—	—	—	0.1
Cash paid for shares withheld for taxes	—	(0.5)	—	—	(0.5)
Stock-based compensation expense	—	3.3	—	—	3.3
Balances at September 30, 2022 (49,761,480 shares)	$49.8	$640.6	$507.9	$1.0	$1,199.3
Net income	—	—	166.9	—	166.9
Stock issued under employee benefit plans (142,233 shares)	0.1	—	—	—	0.1
Cash paid for shares withheld for taxes	—	(0.7)	—	—	(0.7)
Stock-based compensation expense	—	4.3	—	—	4.3
Balances at September 30, 2023 (49,903,713 shares)	$49.9	$644.2	$674.8	$1.0	$1,369.9

See accompanying notes to consolidated financial statements.

FORESTAR GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2023	2022	2021
	(In millions)
OPERATING ACTIVITIES
Net income	$166.9	$178.8	$110.5
Adjustments:
Depreciation and amortization	3.0	2.7	2.7
Deferred income taxes	13.8	12.5	19.2
Equity in earnings of unconsolidated ventures	—	(1.2)	(0.2)
Stock-based compensation expense	4.3	3.3	2.6
Impairments and land option charges	24.0	12.5	3.0
Loss on extinguishment of debt	—	—	18.1
Gain on sale of assets	(1.6)	(3.2)	(2.5)
Other	—	—	0.1
Changes in operating assets and liabilities:
Decrease (increase) in real estate	206.3	(142.3)	(585.9)
Increase in other assets	(7.0)	(1.6)	(14.8)
(Decrease) increase in accounts payable and other accrued liabilities	(12.7)	40.9	28.0
(Decrease) increase in accrued development costs	(18.2)	17.8	60.1
(Decrease) increase in earnest money deposits on sales contracts	(14.7)	(11.5)	49.7
Decrease in income taxes receivable	—	—	6.3
Net cash provided by (used in) operating activities	364.1	108.7	(303.1)
INVESTING ACTIVITIES
Expenditures for property, equipment, software and other	(1.3)	(3.5)	(1.6)
Return of investment in unconsolidated ventures	—	1.6	2.6
Proceeds from sale of assets	1.6	3.2	—
Net cash provided by investing activities	0.3	1.3	1.0
FINANCING ACTIVITIES
Issuance of common stock	—	1.7	33.4
Additions to debt	—	—	458.0
Repayment of debt	(12.5)	—	(422.0)
Deferred financing fees	—	—	(4.9)
Purchase of noncontrolling interest	—	—	(2.4)
Distributions to noncontrolling interests, net	—	—	(0.1)
Cash paid for shares withheld for taxes	(0.7)	(0.5)	(0.6)
Net cash (used in) provided by financing activities	(13.2)	1.2	61.4
Increase (decrease) in cash and cash equivalents	351.2	111.2	(240.7)
Cash and cash equivalents at beginning of year	264.8	153.6	394.3
Cash and cash equivalents at end of year	$616.0	$264.8	$153.6
SUPPLEMENTAL CASH FLOW INFORMATION:
Note payable issued for real estate	$—	$—	$12.5
Income taxes paid, net	$44.7	$42.4	$4.3

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

In October 2017, Forestar became a majority-owned subsidiary of D.R. Horton, Inc. ("D.R. Horton") by virtue of a merger with a wholly-owned subsidiary of D.R. Horton. Immediately following the merger, D.R. Horton owned 75% of the Company's outstanding common stock. In connection with the merger, the Company entered into certain agreements with D.R. Horton, including a Stockholder’s Agreement, a Master Supply Agreement and a Shared Services Agreement. D.R. Horton is considered a related party of Forestar under GAAP. As of September 30, 2023, D.R. Horton owned approximately 63% of the Company's outstanding common stock.

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

The Company receives earnest money deposits from homebuilders for purchases of developed lots. These earnest money deposits are typically released to the homebuilders as lots are sold. Earnest money deposits from customers are subject to mortgages that are secured by the real estate under contract. These mortgages expire when the earnest money is released to homebuilders as lots are sold.

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

Capitalized Interest

The Company capitalizes interest costs throughout the development period (active real estate). Capitalized interest is charged to cost of sales as the related real estate is sold to the buyer. During periods in which the Company’s active real estate is lower than its debt level, a portion of the interest incurred is reflected as interest expense in the period incurred. During fiscal 2023 and 2022, the Company’s active real estate exceeded its debt level, and all interest incurred was capitalized to real estate. See Note 5.

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

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Variable Interests

Land purchase contracts can result in the creation of a variable interest in the entity holding the land parcel under contract. There were no variable interest entities reported in the consolidated balance sheets at September 30, 2023 or 2022 because, with regard to each entity, the Company determined it did not control the activities that most significantly impact the variable interest entity’s economic performance.

The maximum exposure to losses related to the Company’s unconsolidated variable interest entities is limited to the amounts of the Company’s related deposits. At September 30, 2023 and 2022, the deposits related to these contracts totaled $7.0 million and $10.0 million, respectively, and are included in other assets in the consolidated balance sheets.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. The cost of significant additions and improvements is capitalized and the cost of repairs and maintenance is expensed as incurred. Depreciation generally is recorded using the straight-line method over the estimated useful life of the asset as follows:

	Estimated Useful Lives	September 30,
		2023	2022
		(In millions)
Leasehold improvements	5 to 10 years	$1.6	$1.5
Property and equipment	2 to 10 years	7.0	5.8
Total property and equipment		8.6	7.3
Accumulated depreciation		(2.7)	(1.6)
Property and equipment, net		$5.9	$5.7

Depreciation expense was $1.0 million, $0.7 million and $0.4 million in fiscal 2023, 2022 and 2021, respectively.

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

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock-Based Compensation

The Company’s stockholders formally authorize shares of its common stock to be available for future grants of stock-based compensation awards. From time to time, the Compensation Committee of the Company’s Board of Directors authorizes the grant of stock-based compensation to its employees and directors from these available shares. At September 30, 2023, the outstanding stock-based compensation awards consist of restricted stock units. Grants of restricted stock units vest over a certain number of years as determined by the Compensation Committee of the Board of Directors. Restricted stock units outstanding at September 30, 2023 have a remaining vesting period of up to 4.5 years.

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

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3 — Real Estate

Real estate consists of:

	September 30
	2023	2022
	(In millions)
Developed and under development projects	$1,760.8	$1,932.6
Land held for future development	29.5	89.8
	$1,790.3	$2,022.4

During fiscal 2023, the Company invested $199.4 million for the acquisition of residential real estate and $777.2 million for the development of residential real estate. At September 30, 2023 and 2022, land held for future development primarily consisted of undeveloped land which the Company has the contractual right to sell to D.R. Horton at a sales price equal to the carrying value of the land at the time of sale plus additional consideration of 12% to 16% per annum.

Each quarter, the Company reviews the performance and outlook for all of its real estate for indicators of potential impairment and performs detailed impairment evaluations and analyses when necessary. As a result of this process, the Company recorded real estate impairment charges of $19.4 million and $3.8 million during fiscal 2023 and 2022, respectively. There were no real estate impairment charges recorded in fiscal 2021.

During fiscal 2023, 2022 and 2021 land purchase contract deposit and pre-acquisition cost write-offs related to land purchase contracts that the Company has terminated or expects to terminate were $4.6 million $8.7 million and $3.0 million, respectively. These land option charges and the impairments discussed above are included in cost of sales in the consolidated statements of operations.

Note 4 — Revenues

Revenues consist of:

	Year Ended September 30,
	2023	2022	2021
	(In millions)
Residential lot sales	$1,275.7	$1,455.5	$1,293.1
Deferred development lot sales	29.0	26.8	—
Tract sales and other	132.2	36.8	32.7
	$1,436.9	$1,519.1	$1,325.8

In fiscal 2022, the Company sold 854 deferred development lots to customers other than D.R. Horton for a total transaction price of $64.1 million. In fiscal 2023 and 2022, the Company recognized $29.0 million and $26.8 million of revenues as a result of its progress towards completion of its remaining unsatisfied performance obligations on these deferred development projects.

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 5 — Capitalized Interest

The following table summarizes the Company’s interest costs incurred, capitalized and expensed in fiscal 2023, 2022 and 2021.

	Year Ended September 30,
	2023	2022	2021
	(In millions)
Capitalized interest, beginning of year	$52.5	$53.7	$48.7
Interest incurred	32.8	32.9	41.5
Interest charged to cost of sales	(26.8)	(34.1)	(36.5)
Capitalized interest, end of year	$58.5	$52.5	$53.7

Note 6 — Other Assets, Accrued Expenses and Other Liabilities

The Company's other assets at September 30, 2023 and 2022 were as follows:

	September 30,
	2023	2022
	(In millions)
Receivables, net	$25.7	$11.4
Lease right of use assets	7.6	7.5
Prepaid expenses	15.7	18.9
Land purchase contract deposits	7.0	10.0
Other assets	2.0	1.8
	$58.0	$49.6

The Company's accrued expenses and other liabilities at September 30, 2023 and 2022 were as follows:

	September 30,
	2023	2022
	(In millions)
Accrued employee compensation and benefits	$11.2	$11.6
Accrued property taxes	7.9	6.2
Lease liabilities	8.1	8.1
Accrued interest	7.0	8.0
Contract liabilities	10.0	16.1
Deferred income	4.1	4.1
Income taxes payable	4.4	8.2
Other accrued expenses	4.8	6.8
Other liabilities	3.7	1.0
	$61.2	$70.1

Contract liabilities at September 30, 2023 and 2022 include $3.5 million and $12.0 million, respectively, related to the Company's remaining unsatisfied performance obligations on deferred development lot sales.

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7 — Debt

The Company's notes payable at their carrying amounts consist of the following:

	September 30,
	2023	2022
	(In millions)
Unsecured:
Revolving credit facility	$—	$—
3.85% senior notes due 2026 (1)	397.4	396.5
5.0% senior notes due 2028 (1)	297.6	297.0
Other note payable	—	12.5
	$695.0	$706.0
______________
(1)Unamortized debt issuance costs that were deducted from the carrying amounts of the senior notes totaled $5.0 million and $6.5 million at September 30, 2023 and 2022, respectively.

Bank Credit Facility

The Company has a $410 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $600 million, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the total revolving credit commitments. Borrowings under the revolving credit facility are subject to a borrowing base calculation based on the book value of the Company's real estate assets and unrestricted cash. Letters of credit issued under the facility reduce the available borrowing capacity. The maturity date of the facility is October 28, 2026. At September 30, 2023, there were no borrowings outstanding and $27.7 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $382.3 million.

The revolving credit facility is guaranteed by the Company’s wholly-owned subsidiaries that are not immaterial subsidiaries or have not been designated as unrestricted subsidiaries. The revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require a minimum level of tangible net worth, a minimum level of liquidity and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At September 30, 2023, the Company was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility.

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

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The indentures governing the senior notes require that, upon the occurrence of both a change of control and a rating decline (as defined in each indenture), the Company offer to purchase the applicable series of notes at 101% of their principal amount. If the Company or its restricted subsidiaries dispose of assets, under certain circumstances, the Company will be required to either invest the net cash proceeds from such asset sales in its business within a specified period of time, repay certain senior secured debt or debt of its non-guarantor subsidiaries, or make an offer to purchase a principal amount of such notes equal to the excess net cash proceeds at a purchase price of 100% of their principal amount. The indentures contain covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries to pay dividends or distributions, repurchase equity, prepay subordinated debt and make certain investments; incur additional debt or issue mandatorily redeemable equity; incur liens on assets; merge or consolidate with another company or sell or otherwise dispose of all or substantially all of the Company’s assets; enter into transactions with affiliates; and allow to exist certain restrictions on the ability of subsidiaries to pay dividends or make other payments. At September 30, 2023, the Company was in compliance with all of the limitations and restrictions associated with its senior note obligations.

Effective April 30, 2020, the Board of Directors authorized the repurchase of up to $30 million of the Company’s debt securities. The authorization has no expiration date. All of the $30 million authorization was remaining at September 30, 2023.

Other Note Payable

In August 2023, the Company repaid the $12.5 million principal amount, together with accrued interest, of a note payable that was issued as part of a transaction to acquire real estate for development. The note was non-recourse, was secured by the underlying real estate and accrued interest of 4.0% per annum.

Note 8 — Earnings per Share

The computations of basic and diluted earnings per share are as follows:

	Year Ended September 30,
	2023	2022	2021
	(In millions, except share and per share amounts)
Numerator:
Net income	$166.9	$178.8	$110.2
Denominator:
Weighted average common shares outstanding — basic	49,986,526	49,818,132	48,901,987
Dilutive effect of stock-based compensation	137,587	31,762	73,674
Total weighted average shares outstanding — diluted	50,124,113	49,849,894	48,975,661

Basic net income per common share	$3.34	$3.59	$2.25
Diluted net income per common share	$3.33	$3.59	$2.25

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 9 — Income Taxes

The components of the Company's income tax expense are as follows:

	Year Ended September 30,
	2023	2022	2021
	(In millions)
Current tax expense:
Federal	$33.9	$38.3	$14.3
State and other	7.0	6.2	2.6
	40.9	44.5	16.9
Deferred tax expense:
Federal	11.5	10.2	15.8
State and other	2.3	2.3	3.4
	13.8	12.5	19.2
Income tax expense	$54.7	$57.0	$36.1

A reconciliation of the federal statutory rate to the Company's effective income tax rate follows:

	Year Ended September 30,
	2023	2022	2021
Federal statutory rate	21.0%	21.0%	21.0%
State, net of federal benefit	3.4	3.0	3.3
Valuation allowance	(0.1)	(0.1)	—
Other	0.4	0.3	0.3
Effective tax rate	24.7%	24.2%	24.6%

The effective tax rate for all years includes an expense for state income taxes and nondeductible expenses.

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Significant components of deferred taxes are:

	September 30,
	2023	2022
	(In millions)
Deferred tax assets:
Real estate	$10.5	$11.5
Employee benefits	2.8	2.8
Net operating loss carryforwards	1.0	1.2
Accruals not deductible until paid	0.8	0.2
Total deferred tax assets	15.1	15.7
Valuation allowance	(0.9)	(1.0)
Total deferred tax assets, net of valuation allowance	14.2	14.7
Deferred tax liabilities:
Deferral of profit on lot sales	(64.9)	(51.6)
Total deferred tax liabilities	(64.9)	(51.6)
Deferred tax liability, net	$(50.7)	$(36.9)

At September 30, 2023, the Company had tax benefits of $1.0 million related to state NOL carryforwards, of which $0.5 million will expire between 2030 and 2037 while the remaining $0.5 million do not have an expiration date.

The Company has a valuation allowance of $0.9 million and $1.0 million at September 30, 2023 and 2022, respectively, because it is more likely than not that a portion of the Company's state deferred tax assets, primarily NOL carryforwards, will not be realized because the Company is no longer operating in some states or the NOL carryforward periods are too brief to realize the related deferred tax asset. The Company will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance on its deferred tax assets. Any reversal of the valuation allowance in future periods will impact the effective tax rate.

The Company is subject to a Tax Sharing Agreement with D.R. Horton. The agreement sets forth an equitable method for reimbursements of tax liabilities or benefits between the Company and D.R. Horton related to state and local income, margin or franchise tax returns that are filed on a unitary basis with D.R. Horton. In accordance with the agreement, the Company reimbursed D.R. Horton $1.7 million, $0.7 million and $0.5 million in fiscal 2023, 2022 and 2021, respectively, for its tax expense generated in fiscal 2022, 2021 and 2020.

The Company files income tax returns in the U.S. and in various state jurisdictions. The federal statute of limitations for tax years prior to 2020 is closed and the statute of limitations in major state jurisdictions for tax years prior to 2018 is closed. The Company is not currently being audited by the IRS or any state jurisdictions.

The Company had no unrecognized tax benefits at September 30, 2023, 2022 and 2021.

Note 10 — Stockholders' Equity

The Company has an effective shelf registration statement, filed with the Securities and Exchange Commission in October 2021, registering $750 million of equity securities, of which $300 million was reserved for sales under the at-the-market equity offering program that became effective in November 2021. In fiscal 2023, there were no shares of common stock issued under the Company's at-the-market equity offering program. At September 30, 2023, $748.2 million remained available for issuance under the shelf registration statement, of which $298.2 million was reserved for sales under the at-the-market equity offering program.

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 11 — Employee Benefit Plans

Retirement Plans

The Company has a 401(k) plan for all employees who have been with the Company for a period of six months or more. The Company matches portions of employees’ voluntary contributions. Additional employer contributions in the form of profit sharing may also be made at the Company’s discretion. The Company recorded expense of $1.0 million, $0.8 million and $0.6 million for matching contributions in fiscal 2023, 2022 and 2021, respectively, which is included in selling, general and administrative expense in the Company's consolidated statements of operations.

Employee Stock Purchase Plan

In October 2022, the Company’s Board of Directors adopted and, in January 2023, the Company’s shareholders approved, the 2022 Employee Stock Purchase Plan (“ESPP”). The ESPP allows eligible employees the opportunity to purchase common stock of the Company at a discount at 6-month intervals through accumulated payroll deductions. Eligible employees purchase common stock of the Company during a purchase period at a discounted price of 85% of the fair market value of the stock on the designated dates of purchase. The price to eligible employees may be further discounted depending on the average fair market value of the stock during the period and certain other criteria. Under the terms of the plan, the total fair market value of common stock that an eligible employee may purchase each year is limited to the lesser of 15% of the employee’s annual compensation or $25,000. The aggregate number of shares of the Company's stock reserved for issuance under the plan is 2.5 million. Our inaugural offering period under the ESPP is July 1, 2023 to December 31, 2023. Through September 30, 2023, we had not yet issued any shares under the ESPP.

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

During fiscal 2023, 2022 and 2021, the Company granted time-based RSUs that vest annually in equal installments over periods of three to five years. The following table provides additional information related to time-based RSU activity during those periods.

	Year Ended September 30,
	2023		2022		2021
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	621,951	$18.94	387,154	$20.70	285,863	$17.47
Granted	511,698	14.76	394,786	17.76	234,000	23.13
Vested	(186,812)	18.88	(123,389)	19.98	(92,159)	19.08
Cancelled	(61,743)	17.63	(36,600)	19.98	(40,550)	19.66
Outstanding at end of year	885,094	$16.63	621,951	$18.94	387,154	$20.70

The total fair value of shares vested on the vesting date was $3.5 million, $2.5 million and $1.6 million during fiscal 2023, 2022 and 2021, respectively. Total stock-based compensation expense related to the Company's restricted stock units for fiscal 2023, 2022 and 2021 was $4.3 million, $3.3 million and $2.6 million, respectively. These expenses are included in selling, general and administrative expense in the Company's consolidated statements of operations. At September 30, 2023, there was $10.1 million of unrecognized compensation expense related to unvested time-based RSU awards. This expense is expected to be recognized over a weighted average period of 2.9 years.

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 12 — Commitments and Contingencies

Contractual Obligations and Off-Balance Sheet Arrangements

In support of the Company's residential lot development business, it issues letters of credit under the revolving credit facility and has a surety bond program that provides financial assurance to beneficiaries related to the execution and performance of certain development obligations. At September 30, 2023, the Company had outstanding letters of credit of $27.7 million under the revolving credit facility and surety bonds of $632.3 million issued by third parties to secure performance under various contracts. The Company expects that its performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When the Company completes its performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving the Company with no continuing obligations. The Company has no material third-party guarantees.

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

Land Purchase Contracts

The Company enters into land purchase contracts to acquire land for the development of residential lots. At September 30, 2023, the Company had total deposits of $7.0 million related to contracts to purchase land with a total remaining purchase price of approximately $427.1 million. The majority of land and lots under contract are currently expected to be purchased within three years. None of the land purchase contracts were subject to specific performance provisions at September 30, 2023.

Other Commitments

The Company leases facilities and equipment under non-cancelable long-term operating lease agreements. In addition, the Company has various obligations under other office space and equipment leases of less than one year. Rent expense for facilities and equipment was $3.1 million, $2.5 million and $1.7 million in fiscal 2023, 2022 and 2021, respectively. Future minimum rental commitments, by fiscal year, under non-cancelable operating leases having an initial or remaining term in excess of one year are: 2024 — $2.7 million; 2025 — $2.4 million; 2026 — $1.8 million; 2027 — $1.0 million; 2028 — $0.6 million; and $0.1 million thereafter.

Note 13 — Related Party Transactions

The Company has a Shared Services Agreement with D.R. Horton whereby D.R. Horton provides the Company with certain administrative, compliance, operational and procurement services. During fiscal 2023, 2022 and 2021, selling, general and administrative expense in the consolidated statements of operations included $3.8 million, $4.1 million and $4.0 million for these shared services, $8.5 million, $7.4 million and $4.7 million reimbursed to D.R. Horton for the cost of health insurance and other employee benefits and $2.9 million, $6.6 million and $6.1 million for other corporate and administrative expenses paid by D.R. Horton on behalf of the Company.

The Company is subject to a Tax Sharing Agreement with D.R. Horton. The agreement sets forth an equitable method for reimbursements of tax liabilities or benefits between the Company and D.R. Horton related to state and local income, margin or franchise tax returns that are filed on a unitary basis with D.R. Horton. In accordance with the agreement, the Company reimbursed D.R. Horton $1.7 million, $0.7 million and $0.5 million in fiscal 2023, 2022 and 2021, respectively, for its tax expense generated in fiscal 2022, 2021 and 2020.

FORESTAR GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Under the terms of the Master Supply Agreement with D.R. Horton, both companies identify land development opportunities to expand Forestar's portfolio of assets. At September 30, 2023 and 2022, the Company owned approximately 52,400 and 61,800 residential lots, of which D.R. Horton had the following involvement.

	September 30,
	2023	2022
	(Dollars in millions)
Residential lots under contract to sell to D.R. Horton	14,400	17,800
Owned lots subject to right of first offer with D.R. Horton based on executed purchase and sale agreements	17,000	18,900
Earnest money deposits from D.R. Horton for lots under contract	$117.1	$130.1
Remaining sales price of lots under contract with D.R. Horton	$1,319.2	$1,389.7

During fiscal 2023, 2022 and 2021, the Company's residential lot sales totaled 14,040, 17,691 and 15,915 and lot sales revenues were $1.3 billion, $1.5 billion and $1.3 billion. Lot and land sales to D.R. Horton during those periods were as follows.

	Year Ended September 30,
	2023	2022	2021
	(Dollars in millions)
Residential lots sold to D.R. Horton	12,249	14,895	14,839
Residential lot sales revenues from sales to D.R. Horton	$1,094.7	$1,230.0	$1,212.1
Change in contract liabilities on lot sales to D.R. Horton	—	$1.8	$(5.6)
Tract acres sold to D.R. Horton	820	—	85
Tract sales revenues from sales to D.R. Horton	$114.1	$—	$25.9

During fiscal 2023, 2022 and 2021, the Company reimbursed D.R. Horton approximately $10.9 million, $8.7 million and $30.8 million for previously paid earnest money and $21.8 million, $58.9 million and $61.3 million for pre-acquisition and other due diligence and development costs related to land purchase contracts identified by D.R. Horton that the Company independently underwrote and closed.

During fiscal 2023, 2022 and 2021, the Company paid D.R. Horton $0.8 million, $2.8 million and $5.7 million for land development services. These amounts are included in cost of sales in the Company’s consolidated statements of operations.

At September 30, 2023 and 2022, land held for future development primarily consisted of undeveloped land which the Company has the contractual right to sell to D.R. Horton at a sales price equal to the carrying value of the land at the time of sale plus additional consideration of 12% to 16% per annum.

At September 30, 2022, accrued expenses and other liabilities on the Company's consolidated balance sheets included $3.2 million owed to D.R. Horton for any accrued and unpaid shared service charges, land purchase contract deposits and due diligence and other development cost reimbursements.

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

For the financial assets and liabilities that the Company does not reflect at fair value, the following tables present both their respective carrying value and fair value at September 30, 2023 and 2022.

		Fair Value at September 30, 2023
	Carrying Value	Level 1	Level 2	Level 3	Total
	(in millions)
Cash and cash equivalents (a)	$616.0	$616.0	$—	$—	$616.0
Debt (b)	695.0	—	633.2	—	633.2

		Fair Value at September 30, 2022
	Carrying Value	Level 1	Level 2	Level 3	Total
	(in millions)
Cash and cash equivalents (a)	$264.8	$264.8	$—	$—	$264.8
Debt (b) (c)	706.0	—	570.7	12.5	583.2
 _____________________
(a)    The fair values of cash and cash equivalents approximate their carrying values due to their short-term nature and are classified as Level 1 within the fair value hierarchy.
(b)    At September 30, 2023 and 2022, debt primarily consisted of the Company's senior notes. The fair value of the senior notes is determined based on quoted market prices in markets that are not active, which is classified as Level 2 within the fair value hierarchy.
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

(c) Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the three months ended September 30, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is set forth under the captions “Election of Directors,” “Delinquent Section 16(a) Reports,” if applicable, and “Corporate Governance and Board Matters” in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

The information required by this item is set forth under the captions “Director Compensation,” “Executive Compensation” and “CEO Pay Ratio” in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is set forth under the captions “Securities Authorized for Issuance under Equity Compensation Plans” and “Beneficial Ownership of Common Stock” in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is set forth under the captions “Certain Relationships and Related Party Transactions” and “Corporate Governance and Board Matters” in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services.

The information required by this item is set forth under the caption “Ratification of Appointment of our Independent Registered Public Accounting Firm” in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders.

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

4.3
Supplemental Indenture, dated as of August 29, 2022, among FOR Nevada Development LLC, FOR California Development LLC, Forestar Group Inc. and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee, relating to the 5.000% Senior Notes due 2028 of Forestar Group Inc. (incorporated by reference to Exhibit 4.3 of the Company's Annual Report on Form 10-K filed with the Commission on November 17, 2022).

4.4	Description of Securities (incorporated by reference to Exhibit 4.6 of the Company's Annual Report on Form 10-K filed with the Commission on November 21, 2019).
4.5
Indenture, dated as of April 21, 2021, by and among Forestar Group Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 21, 2021).

4.6
Supplemental Indenture, dated as of August 29, 2022, among FOR Nevada Development LLC, FOR California Development LLC, Forestar Group Inc. and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee, relating to the 3.850% Senior Notes due 2026 of Forestar Group Inc. (incorporated by reference to Exhibit 4.6 of the Company's Annual Report on Form 10-K filed with the Commission on November 17, 2022).

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

10.23*	State and Local Tax Sharing Agreement, dated as of April 1, 2019, between Forestar Group Inc. and D.R. Horton, Inc.
21.1*	List of Subsidiaries of the Company.
23.1*	Consent of Ernst & Young LLP.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1†*	Forestar Compensation Recoupment (Clawback) Policy.
101.INS**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104**	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101).
_____________________
*	Filed or furnished herewith.
**	Submitted electronically herewith.
†	Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Forestar Group Inc.

Date:	November 17, 2023	By:	/s/ James D. Allen
James D. Allen
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel C. Bartok	Chief Executive Officer (Principal Executive Officer)	November 17, 2023
Daniel C. Bartok

/s/ James D. Allen	Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	November 17, 2023
James D. Allen

/s/ Donald J. Tomnitz	Executive Chairman of the Board	November 17, 2023
Donald J. Tomnitz

/s/ Samuel R. Fuller	Director	November 17, 2023
Samuel R. Fuller

/s/ Lisa H. Jamieson	Director	November 17, 2023
Lisa H. Jamieson

/s/ Elizabeth (Betsy) Parmer	Director	November 17, 2023
Elizabeth (Betsy) Parmer

/s/ G.F. (Rick) Ringler, III	Director	November 17, 2023
G.F. (Rick) Ringler, III