Form 10-Q
period 2024-03-31
Forestar Group Inc.
filed 2024-04-23
CIK 1406587

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2024
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Common Stock, $1.00 par value -- 50,602,722 shares as of April 19, 2024

FORESTAR GROUP INC.

,

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FORESTAR GROUP INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2024	September 30, 2023
	(In millions, except share data)
ASSETS
Cash and cash equivalents	$416.2	$616.0
Real estate	2,115.9	1,790.3
Investment in unconsolidated ventures	0.5	0.5
Property and equipment, net	6.1	5.9
Other assets	60.0	58.0
Total assets	$2,598.7	$2,470.7
LIABILITIES
Accounts payable	$61.7	$68.4
Accrued development costs	107.3	104.1
Earnest money on sales contracts	144.5	121.4
Deferred tax liability, net	50.8	50.7
Accrued expenses and other liabilities	55.8	61.2
Debt	705.7	695.0
Total liabilities	1,125.8	1,100.8
Commitments and contingencies (Note 11)
EQUITY
Common stock, par value $1.00 per share, 200,000,000 authorized shares, 50,602,722 and 49,903,713 shares issued and outstanding at March 31, 2024 and September 30, 2023, respectively	50.6	49.9
Additional paid-in capital	663.3	644.2
Retained earnings	758.0	674.8
Stockholders' equity	1,471.9	1,368.9
Noncontrolling interests	1.0	1.0
Total equity	1,472.9	1,369.9
Total liabilities and equity	$2,598.7	$2,470.7

See accompanying notes to consolidated financial statements.
,

FORESTAR GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
	(In millions, except per share amounts)
Revenues	$333.8	$301.5	$639.7	$518.2
Cost of sales	250.7	245.6	483.7	414.8
Selling, general and administrative expense	29.2	22.0	57.2	44.9
Gain on sale of assets	—	—	—	(1.6)
Interest and other income	(5.0)	(2.0)	(11.3)	(3.7)
Income before income taxes	58.9	35.9	110.1	63.8
Income tax expense	13.9	9.0	26.9	16.1
Net income	$45.0	$26.9	$83.2	$47.7

Basic net income per common share	$0.90	$0.54	$1.66	$0.95
Weighted average number of common shares	50.1	49.9	50.1	49.9

Diluted net income per common share	$0.89	$0.54	$1.65	$0.95
Adjusted weighted average number of common shares	50.6	50.0	50.5	50.0

See accompanying notes to consolidated financial statements.
,

FORESTAR GROUP INC.
CONSOLIDATED STATEMENTS OF TOTAL EQUITY
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Non-controlling Interests	Total Equity
	(In millions, except share amounts)
Balances at September 30, 2023 (49,903,713 shares)	$49.9	$644.2	$674.8	$1.0	$1,369.9
Net income	—	—	38.2	—	38.2
Stock issued under employee benefit plans (6,000 shares)	—	—	—	—	—
Cash paid for shares withheld for taxes	—	(0.2)	—	—	(0.2)
Stock-based compensation expense	—	0.9	—	—	0.9
Balances at December 31, 2023 (49,909,713 shares)	$49.9	$644.9	$713.0	$1.0	$1,408.8
Net income	—	—	45.0	—	45.0
Issuance of common stock (546,174 shares)	0.5	19.2	—	—	19.7
Stock issued under employee benefit plans (146,835 shares)	0.2	—	—	—	0.2
Cash paid for shares withheld for taxes	—	(2.6)	—	—	(2.6)
Stock-based compensation expense	—	1.8	—	—	1.8
Balances at March 31, 2024 (50,602,722 shares)	$50.6	$663.3	$758.0	$1.0	$1,472.9

	Common Stock	Additional Paid-in Capital	Retained Earnings	Non-controlling Interests	Total Equity
	(In millions, except share amounts)
Balances at September 30, 2022 (49,761,480 shares)	$49.8	$640.6	$507.9	$1.0	$1,199.3
Net income	—	—	20.8	—	20.8
Stock issued under employee benefit plans (11,075 shares)	—	—	—	—	—
Cash paid for shares withheld for taxes	—	(0.1)	—	—	(0.1)
Stock-based compensation expense	—	0.6	—	—	0.6
Balances at December 31, 2022 (49,772,555 shares)	$49.8	$641.1	$528.7	$1.0	$1,220.6
Net income	—	—	26.9	—	26.9
Stock issued under employee benefit plans (125,154 shares)	0.1	—	—	—	0.1
Cash paid for shares withheld for taxes	—	(0.7)	—	—	(0.7)
Stock-based compensation expense	—	1.9	—	—	1.9
Balances at March 31, 2023 (49,897,709 shares)	$49.9	$642.3	$555.6	$1.0	$1,248.8

See accompanying notes to consolidated financial statements.
,

FORESTAR GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended March 31,
	2024	2023
	(In millions)
OPERATING ACTIVITIES
Net income	$83.2	$47.7
Adjustments:
Depreciation and amortization	1.4	1.5
Deferred income taxes	0.1	(1.2)
Stock-based compensation expense	2.7	2.5
Impairments and land option charges	0.4	22.7
Gain on sale of assets	—	(1.6)
Other	0.3	—
Changes in operating assets and liabilities:
(Increase) decrease in real estate	(316.1)	9.6
Increase in other assets	(2.1)	(3.0)
Decrease in accounts payable and other accrued liabilities	(12.1)	(26.5)
Increase (decrease) in accrued development costs	3.2	(23.2)
Increase (decrease) in earnest money deposits on sales contracts	23.1	(7.2)
Net cash (used in) provided by operating activities	(215.9)	21.3
INVESTING ACTIVITIES
Expenditures for property, equipment, software and other	(0.8)	(0.3)
Proceeds from sale of assets	—	1.6
Net cash (used in) provided by investing activities	(0.8)	1.3
FINANCING ACTIVITIES
Issuance of common stock	19.7	—
Cash paid for shares withheld for taxes	(2.8)	(0.7)
Net cash provided by (used in) financing activities	16.9	(0.7)
(Decrease) increase in cash and cash equivalents	(199.8)	21.9
Cash and cash equivalents at beginning of period	616.0	264.8
Cash and cash equivalents at end of period	$416.2	$286.7
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Note payable issued for real estate	$9.9	$—

See accompanying notes to consolidated financial statements.
,

FORESTAR GROUP INC.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and include the accounts of Forestar Group Inc. (“Forestar”) and all of its 100% owned, majority-owned and controlled subsidiaries, which are collectively referred to as the Company unless the context otherwise requires. The Company accounts for its investment in other entities in which it has significant influence over operations and financial policies using the equity method. All intercompany accounts, transactions and balances have been eliminated in consolidation. Noncontrolling interests in consolidated pass-through entities are recognized before income taxes. Net income attributable to noncontrolling interests is zero for all periods presented in the Company's statements of operations. The transactions included in net income in the consolidated statements of operations are the same as those that would be presented in comprehensive income. Thus, the Company's net income equates to comprehensive income.

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

In October 2017, Forestar became a majority-owned subsidiary of D.R. Horton, Inc. (“D.R. Horton”) by virtue of a merger with a wholly-owned subsidiary of D.R. Horton. Immediately following the merger, D.R. Horton owned 75% of the Company's outstanding common stock. In connection with the merger, the Company entered into certain agreements with D.R. Horton, including a Stockholder’s Agreement, a Master Supply Agreement and a Shared Services Agreement. D.R. Horton is considered a related party of Forestar under GAAP. As of March 31, 2024, D.R. Horton owned approximately 62% of the Company's outstanding common stock.

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

,

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

Note 3 — Real Estate

Real estate consists of:

	March 31, 2024	September 30, 2023
	(In millions)
Developed and under development projects	$1,981.1	$1,760.8
Land held for future development	134.8	29.5
	$2,115.9	$1,790.3

In the six months ended March 31, 2024, the Company invested $350.0 million for the acquisition of residential real estate and $450.3 million for the development of residential real estate. At March 31, 2024 and September 30, 2023, land held for future development primarily consisted of undeveloped land which the Company has the contractual right to sell to D.R. Horton at a sales price equal to the carrying value of the land at the time of sale plus additional consideration of 12% to 16% per annum.

Each quarter, the Company reviews the performance and outlook for all of its real estate for indicators of potential impairment and performs detailed impairment evaluations and analyses when necessary. As a result of this process, no impairment charges were recorded in the three and six months ended March 31, 2024. In the three and six months ended March 31, 2023, impairment charges totaled $19.4 million.

In the three and six months ended March 31, 2024, land purchase contract deposit and pre-acquisition cost write-offs related to land purchase contracts that the Company has terminated or expects to terminate were $0.2 million and $0.4 million, respectively, compared to $0.9 million and $3.3 million in the prior year periods. These land option charges and the impairments discussed above are included in cost of sales in the consolidated statements of operations.

Note 4 — Revenues

Revenues consist of:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
	(In millions)
Residential lot sales	$325.9	$252.9	$630.1	$459.5
Deferred development lot sales	1.7	7.5	3.0	14.3
Tract sales and other	6.2	41.1	6.6	44.4
	$333.8	$301.5	$639.7	$518.2

In the three and six months ended March 31, 2024, the Company recognized $1.7 million and $3.0 million of revenues as a result of its progress towards completion of its remaining unsatisfied performance obligations on deferred development projects, compared to $7.5 million and $14.3 million in the prior year periods.
,

Note 5 — Capitalized Interest

The Company capitalizes interest costs to real estate throughout the development period (active real estate). Capitalized interest is charged to cost of sales as the related real estate is sold. During periods in which the Company’s active real estate is lower than its debt level, a portion of the interest incurred is reflected as interest expense in the period incurred. In the first six months of fiscal 2024 and fiscal 2023, the Company’s active real estate exceeded its debt level, and all interest incurred was capitalized to real estate.

The following table summarizes the Company’s interest costs incurred, capitalized and expensed in the three and six months ended March 31, 2024 and 2023.

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
	(In millions)
Capitalized interest, beginning of period	$60.5	$55.7	$58.5	$52.5
Interest incurred	8.2	8.2	16.3	16.4
Interest charged to cost of sales	(6.5)	(5.1)	(12.6)	(10.1)
Capitalized interest, end of period	$62.2	$58.8	$62.2	$58.8

Note 6 — Other Assets, Accrued Expenses and Other Liabilities

The Company's other assets at March 31, 2024 and September 30, 2023 were as follows:

	March 31, 2024	September 30, 2023
	(In millions)
Receivables, net	$28.5	$25.7
Lease right of use assets	8.2	7.6
Prepaid expenses	9.9	15.7
Land purchase contract deposits	11.7	7.0
Other assets	1.7	2.0
	$60.0	$58.0

The Company's accrued expenses and other liabilities at March 31, 2024 and September 30, 2023 were as follows:

	March 31, 2024	September 30, 2023
	(In millions)
Accrued employee compensation and benefits	$10.9	$11.2
Accrued property taxes	4.7	7.9
Lease liabilities	8.8	8.1
Accrued interest	7.1	7.0
Contract liabilities	5.7	10.0
Deferred income	4.1	4.1
Income taxes payable	8.2	4.4
Other accrued expenses	2.6	4.8
Other liabilities	3.7	3.7
	$55.8	$61.2

Contract liabilities at March 31, 2024 and September 30, 2023 include $2.1 million and $3.5 million, respectively, related to the Company's remaining unsatisfied performance obligations on deferred development lot sales.
,

Note 7 — Debt

The Company's notes payable at their carrying amounts consist of the following:

	March 31, 2024	September 30, 2023
	(In millions)
Unsecured:
Revolving credit facility	$—	$—
3.85% senior notes due 2026 (1)	397.9	397.4
5.0% senior notes due 2028 (1)	297.9	297.6
Other note payable	9.9	—
	$705.7	$695.0
______________
(1)Unamortized debt issuance costs that were deducted from the carrying amounts of the senior notes totaled $4.2 million and $5.0 million at March 31, 2024 and September 30, 2023, respectively.

Bank Credit Facility

The Company has a $410 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $600 million, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the total revolving credit commitments. Borrowings under the revolving credit facility are subject to a borrowing base calculation based on the book value of the Company's real estate assets and unrestricted cash. Letters of credit issued under the facility reduce the available borrowing capacity. The maturity date of the facility is October 28, 2026. At March 31, 2024, there were no borrowings outstanding and $28.0 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $382.0 million.

The revolving credit facility is guaranteed by the Company’s wholly-owned subsidiaries that are not immaterial subsidiaries or have not been designated as unrestricted subsidiaries. The revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require a minimum level of tangible net worth, a minimum level of liquidity and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At March 31, 2024, the Company was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility.

Senior Notes

The Company has outstanding senior notes as described below that were issued pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The notes represent senior unsecured obligations that rank equally in right of payment to all existing and future senior unsecured indebtedness and may be redeemed prior to maturity, subject to certain limitations and premiums defined in the indenture agreements. The notes are guaranteed by each of the Company's subsidiaries to the extent such subsidiaries guarantee the Company's revolving credit facility.

The Company's $400 million principal amount of 3.85% senior notes (the “2026 notes”) mature May 15, 2026 with interest payable semi-annually. On or after May 15, 2023, the 2026 notes may be redeemed at 101.925% of their principal amount plus any accrued and unpaid interest. In accordance with the indenture, the redemption price decreases annually thereafter and the 2026 notes can be redeemed at par on or after May 15, 2025 through maturity. The annual effective interest rate of the 2026 notes after giving effect to the amortization of financing costs is 4.1%.

The Company's $300 million principal amount of 5.0% senior notes (the “2028 notes”) mature March 1, 2028 with interest payable semi-annually. On or after March 1, 2023, the 2028 notes may be redeemed at 102.5% of their principal amount plus any accrued and unpaid interest. In accordance with the indenture, the redemption price decreases annually thereafter and the 2028 notes can be redeemed at par on or after March 1, 2026 through maturity. The annual effective interest rate of the 2028 notes after giving effect to the amortization of financing costs is 5.2%.

,

The indentures governing the senior notes require that, upon the occurrence of both a change of control and a rating decline (as defined in each indenture), the Company offer to purchase the applicable series of notes at 101% of their principal amount. If the Company or its restricted subsidiaries dispose of assets, under certain circumstances, the Company will be required to either invest the net cash proceeds from such asset sales in its business within a specified period of time, repay certain senior secured debt or debt of its non-guarantor subsidiaries, or make an offer to purchase a principal amount of such notes equal to the excess net cash proceeds at a purchase price of 100% of their principal amount. The indentures contain covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries to pay dividends or distributions, repurchase equity, prepay subordinated debt and make certain investments; incur additional debt or issue mandatorily redeemable equity; incur liens on assets; merge or consolidate with another company or sell or otherwise dispose of all or substantially all of the Company’s assets; enter into transactions with affiliates; and allow to exist certain restrictions on the ability of subsidiaries to pay dividends or make other payments. At March 31, 2024, the Company was in compliance with all of the limitations and restrictions associated with its senior note obligations.

Effective April 30, 2020, the Board of Directors authorized the repurchase of up to $30 million of the Company’s debt securities. The authorization has no expiration date. All of the $30 million authorization was remaining at March 31, 2024.

Other Note Payable

In December 2023, the Company issued a note payable of $9.9 million as part of a transaction to acquire real estate for development. The note is non-recourse and is secured by the underlying real estate, accrues interest at 4.0% per annum and matures in December 2025.

Note 8 — Earnings per Share

The computations of basic and diluted earnings per share are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
	(In millions, except share and per share amounts)
Numerator:
Net income	$45.0	$26.9	$83.2	$47.7
Denominator:
Weighted average common shares outstanding — basic	50,147,639	49,943,373	50,106,735	49,916,927
Dilutive effect of stock-based compensation	479,318	67,166	437,784	37,854
Total weighted average shares outstanding — diluted	50,626,957	50,010,539	50,544,519	49,954,781

Basic net income per common share	$0.90	$0.54	$1.66	$0.95
Diluted net income per common share	$0.89	$0.54	$1.65	$0.95

,

Note 9 — Income Taxes

The Company’s income tax expense for the three and six months ended March 31, 2024 was $13.9 million and $26.9 million compared to $9.0 million and $16.1 million in the prior year periods. The effective tax rate was 23.6% and 24.4% for the three and six months ended March 31, 2024 compared to 25.1% and 25.2% in the prior year periods. The effective tax rate for all periods included an expense for state income taxes and nondeductible expenses. The effective tax rate for the three and six months ended March 31, 2024 also included a benefit for stock-based compensation.

At March 31, 2024, the Company had deferred tax liabilities, net of deferred tax assets, of $50.0 million. The deferred tax assets were partially offset by a valuation allowance of $0.8 million, resulting in a net deferred tax liability of $50.8 million. At September 30, 2023, deferred tax liabilities, net of deferred tax assets, were $49.8 million. The deferred tax assets were partially offset by a valuation allowance of $0.9 million, resulting in a net deferred tax liability of $50.7 million. The valuation allowance for both periods was recorded because it is more likely than not that a portion of the Company's state deferred tax assets, primarily net operating loss (NOL) carryforwards, will not be realized because the Company is no longer operating in some states or the NOL carryforward periods are too brief to realize the related deferred tax asset. The Company will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance on its deferred tax assets. Any reversal of the valuation allowance in future periods will impact the effective tax rate.

Note 10 — Stockholders' Equity and Stock-Based Compensation

Stockholders' Equity

The Company has an effective shelf registration statement, filed with the Securities and Exchange Commission in October 2021, registering $750 million of equity securities, of which $300 million was reserved for sales under the at-the-market equity offering program that became effective in November 2021. In the three months ended March 31, 2024, the Company issued 546,174 shares of common stock under its at-the-market equity offering program for proceeds of $19.7 million, net of commissions and other issuance costs totaling $0.4 million. At March 31, 2024, $728.1 million remained available for issuance under the shelf registration statement, of which $278.1 million was reserved for sales under the at-the-market equity offering program.

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

In the three months ended March 31, 2024, a total of 154,034 time-based RSUs were granted. The weighted average grant date fair value of these equity awards was $40.19 per unit, and they vest annually in equal installments over periods of three to five years. Total stock-based compensation expense related to the Company's RSUs for the three and six months ended March 31, 2024 was $1.8 million and $2.7 million compared to $1.9 million and $2.5 million in the prior year periods. Stock-based compensation expense in both the three and six months ended March 31, 2024 included $0.7 million of expense recognized for employees that were retirement eligible on the date of grant compared to $1.3 million in both prior year periods.

,

Note 11 — Commitments and Contingencies

Contractual Obligations and Off-Balance Sheet Arrangements

In support of the Company's residential lot development business, it issues letters of credit under the revolving credit facility and has a surety bond program that provides financial assurance to beneficiaries related to the execution and performance of certain development obligations. At March 31, 2024, the Company had outstanding letters of credit of $28.0 million under the revolving credit facility and surety bonds of $660.9 million issued by third parties to secure performance under various contracts. The Company expects that its performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When the Company completes its performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving the Company with no continuing obligations. The Company has no material third-party guarantees.

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

At March 31, 2024, the Company had total deposits of $11.7 million related to contracts to purchase land with a total remaining purchase price of approximately $752.0 million. At March 31, 2024, none of the land purchase contracts were subject to specific performance provisions.

Note 12 — Related Party Transactions

D.R. Horton

The Company has a Shared Services Agreement with D.R. Horton whereby D.R. Horton provides the Company with certain administrative, compliance, operational and procurement services. In the six months ended March 31, 2024 and 2023, selling, general and administrative expense in the consolidated statements of operations included $2.6 million and $1.9 million for these shared services, $4.0 million and $4.2 million reimbursed to D.R. Horton for the cost of health insurance and other employee benefits and $3.1 million and $0.9 million for other corporate and administrative expenses paid by D.R. Horton on behalf of the Company.

Under the terms of the Master Supply Agreement with D.R. Horton, both companies identify land development opportunities to expand Forestar's portfolio of assets. At March 31, 2024 and September 30, 2023, the Company owned approximately 57,400 and 52,400 residential lots, respectively, of which D.R. Horton had the following involvement.

	March 31, 2024	September 30, 2023
	(Dollars in millions)
Residential lots under contract to sell to D.R. Horton	17,300	14,400
Owned lots subject to right of first offer with D.R. Horton based on executed purchase and sale agreements	17,000	17,000
Earnest money deposits from D.R. Horton for lots under contract	$138.6	$117.1
Remaining sales price of lots under contract with D.R. Horton	$1,473.8	$1,319.2
,

Lot and land sales to D.R. Horton in the three and six months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
	(Dollars in millions)
Residential lots sold to D.R. Horton	3,105	2,666	5,939	4,760
Residential lot sales revenues from sales to D.R. Horton	$308.2	$219.9	$581.1	$407.0
Decrease in contract liabilities on lot sales to D.R. Horton	$2.1	$0.7	$2.8	$3.4
Tract acres sold to D.R. Horton	—	379	—	379
Tract sales revenues from sales to D.R. Horton	$—	$32.5	$—	$32.5

In the three and six months ended March 31, 2024, the Company reimbursed D.R. Horton approximately $6.1 million and $10.7 million for pre-acquisition and other due diligence and development costs related to land purchase contracts identified by D.R. Horton that the Company independently underwrote and closed compared to reimbursements of $5.7 million and $10.4 million in the prior year periods. In the three and six months ended March 31, 2024, the Company reimbursed D.R. Horton approximately $5.4 million and $18.7 million for previously paid earnest money related to those land purchase contracts. In the six months ended March 31, 2023, the Company reimbursed D.R. Horton approximately $0.1 million for previously paid earnest money related to those land purchase contracts.

In the three and six months ended March 31, 2024, the Company paid D.R. Horton $0.2 million and $0.7 million for land development services compared to $0.3 million and $0.5 million for these services in the prior year periods. These amounts are included in cost of sales in the Company’s consolidated statements of operations.

At March 31, 2024 and September 30, 2023, land held for future development primarily consisted of undeveloped land which the Company has the contractual right to sell to D.R. Horton at a sales price equal to the carrying value of the land at the time of sale plus additional consideration of 12% to 16% per annum.

At March 31, 2024 and September 30, 2023, accrued expenses and other liabilities on the Company's consolidated balance sheets included $1.4 million and $3.2 million owed to D.R. Horton for any accrued and unpaid shared service charges, land purchase contract deposits and due diligence and other development cost reimbursements.

R&R

In the six months ended March 31, 2024, the Company acquired a tract of residential real estate from Double R DevCo, LLC (“R&R”) for $11.3 million and simultaneously entered into a finished lot purchase agreement with D.R. Horton. The tract was originally under contract with D.R. Horton. The Company independently underwrote the transaction and chose to close in place of D.R. Horton. R&R is owned and controlled by Ryan and Reagan Horton, the adult sons of Donald R. Horton, Chairman of D.R. Horton.

,

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

For the financial assets and liabilities that the Company does not reflect at fair value, the following tables present both their respective carrying value and fair value at March 31, 2024 and September 30, 2023.

		Fair Value at March 31, 2024
	Carrying Value	Level 1	Level 2	Level 3	Total
	(in millions)
Cash and cash equivalents (a)	$416.2	$416.2	$—	$—	$416.2
Debt (b) (c)	705.7	—	671.7	9.9	681.6

		Fair Value at September 30, 2023
	Carrying Value	Level 1	Level 2	Level 3	Total
	(in millions)
Cash and cash equivalents (a)	$616.0	$616.0	$—	$—	$616.0
Debt (b)	695.0	—	633.2	—	633.2
 _____________________
(a)    The fair values of cash and cash equivalents approximate their carrying values due to their short-term nature and are classified as Level 1 within the fair value hierarchy.
(b)    At March 31, 2024 and September 30, 2023, debt primarily consisted of the Company's senior notes. The fair value of the senior notes is determined based on quoted market prices in markets that are not active, which is classified as Level 2 within the fair value hierarchy.
(c)    The fair value of the Company's other note payable approximates its carrying value due to its short-term nature and is classified as Level 3 within the fair value hierarchy.
,

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

In October 2017, Forestar became a majority-owned subsidiary of D.R. Horton, Inc. (“D.R. Horton“) by virtue of a merger with a wholly-owned subsidiary of D.R. Horton. Immediately following the merger, D.R. Horton owned 75% of the Company's outstanding common stock. As of March 31, 2024, D.R. Horton owned approximately 62% of the Company's outstanding common stock. As our controlling shareholder, D.R. Horton has significant influence in guiding our strategic direction and operations.

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

Our real estate segment conducts a wide range of project planning and management activities related to the entitlement, acquisition, community development and sale of residential lots. We generally secure entitlements while the land is under contract by creating plans that meet the needs of the markets where we operate, and we aim to have all entitlements secured before closing on the investment. Moving land through the entitlement and development process creates significant value. We primarily invest in entitled short-duration projects that can be developed in phases, enabling us to complete and sell lots at a pace that matches market demand, consistent with our focus on maximizing capital efficiency and returns. We occasionally make short-term strategic investments in finished lots (lot banking) and undeveloped land (land banking) with the intent to sell these assets within a short time period to utilize available capital prior to its deployment into longer-term lot development projects. For the six months ended March 31, 2024, we sold 6,439 lots with an average sales price of $97,400. At March 31, 2024, our lot position consisted of 96,100 residential lots, of which approximately 57,400 were owned and 38,700 were controlled through purchase contracts. Of our 57,400 owned lots, approximately 18,000 lots are under contract to be sold for an aggregate remaining sales price of approximately $1.6 billion.

We have expanded and diversified our lot development operations across 57 markets in 23 states by investing available capital into our existing markets and by entering new markets. We believe our geographically diverse operations provide a strong platform for us to consolidate market share in the highly fragmented lot development industry. We also believe our geographic diversification lowers our operational risks and enhances our earnings potential by mitigating the effects of local and regional economic cycles.

Our customers are primarily local, regional and national homebuilders. The lots we deliver in our communities are primarily for entry-level, first-time move-up and active adult homes. Entry-level and first-time move-up homebuyers are the largest segments of the new home market.

Demand for residential lots, particularly at affordable price points, remained strong in the six months ended March 31, 2024, and our revenues increased 23% from the prior year period. The supply of new and existing homes at affordable price points remains limited, and low resale supply continues to support the demand for new construction. Demographics supporting housing demand remain favorable despite higher mortgage rates and inflationary pressures, and homebuilders have continued to adjust to current market conditions by using incentives and price adjustments. While the disruptions in the supply chain for
,

certain construction materials and tightness in the labor market have largely subsided, municipality delays are still extending development cycle times, and development costs remain elevated. We attempt to offset cost increases in one component with savings in another, and we increase our land and lot sales prices when market conditions permit. However, if market conditions are challenging, we may have to reduce selling prices or may not be able to offset cost increases with higher selling prices.

We believe we are well-positioned to consolidate market share in the highly fragmented lot development industry because of our low net leverage and strong liquidity position, low overhead model, geographically diverse lot portfolio that is focused on affordable price points and strategic relationship with D.R. Horton. We plan to remain disciplined when investing in land opportunities and to remain focused on managing our lot sales pace and lot pricing at each community to optimize the return on our investments.

Results of Operations

The following tables and related discussion set forth key operating and financial data as of and for the three and six months ended March 31, 2024 and 2023.

Operating Results

Components of income before income taxes were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
	(In millions)
Revenues	$333.8	$301.5	$639.7	$518.2
Cost of sales	250.7	245.6	483.7	414.8
Selling, general and administrative expense	29.2	22.0	57.2	44.9
Gain on sale of assets	—	—	—	(1.6)
Interest and other income	(5.0)	(2.0)	(11.3)	(3.7)
Income before income taxes	$58.9	$35.9	$110.1	$63.8

Lot Sales

Residential lots sold consisted of:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Development projects	3,280	2,979	6,430	5,242
Lot banking projects	9	—	9	—
	3,289	2,979	6,439	5,242

Average sales price per lot (a)	$98,400	$84,700	$97,400	$87,000
 _______________
(a) Excludes any impact from change in contract liabilities.

,

Revenues

Revenues consisted of:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
	(In millions)
Residential lot sales:
Development projects	$323.1	$252.2	$626.6	$456.1
Lot banking projects	0.7	—	0.7	—
Decrease in contract liabilities	2.1	0.7	2.8	3.4
	325.9	252.9	630.1	459.5
Deferred development projects	1.7	7.5	3.0	14.3
	327.6	260.4	633.1	473.8
Tract sales and other	6.2	41.1	6.6	44.4
Total revenues	$333.8	$301.5	$639.7	$518.2

Residential lots sold and residential lot sales revenues in the three and six months ended March 31, 2024 have increased compared to the prior year periods primarily as a result of improved demand for finished lots as homebuilders have increased their pace of new home starts to better match the stronger demand for new homes, particularly at affordable price points.

Residential lot sales to D.R. Horton and customers other than D.R. Horton consisted of:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Residential lots sold to D.R. Horton	3,105	2,666	5,939	4,760
Residential lots sold to customers other than D.R. Horton	184	313	500	482
	3,289	2,979	6,439	5,242

Residential lot revenues from lot sales to D.R. Horton and customers other than D.R. Horton, before changes in contract liabilities, consisted of:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
	(In millions)
Revenues from lot sales to D.R. Horton	$308.2	$219.9	$581.1	$407.0
Revenues from lot sales to customers other than D.R. Horton	15.6	32.3	46.2	49.1
	$323.8	$252.2	$627.3	$456.1

Lots sold to customers other than D.R. Horton in the six months ended March 31, 2024 included 124 lots that were sold for $15.1 million to a lot banker who expects to sell those lots to D.R. Horton at a future date. Lots sold to customers other than D.R. Horton in the six months ended March 31, 2023 included 147 lots that were sold for $16.0 million to a lot banker who expects to sell those lots to D.R. Horton at a future date.

Tract sales and other revenue in the three and six months ended March 31, 2023 primarily consisted of 34 tract acres sold to third parties for $8.0 million and 379 tract acres sold to D.R. Horton for $32.5 million.

,

Cost of Sales, Real Estate Impairment and Land Option Charges and Interest Incurred

Cost of sales in the three and six months ended March 31, 2024 increased compared to the prior year periods primarily due to the increase in the number of lots sold. Cost of sales related to tract sales and other revenues was $25.5 million in both the three and six months ended March 31, 2023.

Each quarter, we review the performance and outlook for all of our real estate for indicators of potential impairment and perform detailed impairment evaluations and analyses when necessary. As a result of this process, no impairment charges were recorded in the three and six months ended March 31, 2024. In the three and six months ended March 31, 2023, we recorded non-cash impairment charges of $19.4 million. In the three and six months ended March 31, 2024, land purchase contract deposit and pre-acquisition cost write-offs related to land purchase contracts that we have terminated or expect to terminate were $0.2 million and $0.4 million, respectively, compared to $0.9 million and $3.3 million in the prior year periods.

We capitalize interest costs throughout the development period (active real estate). Capitalized interest is charged to cost of sales as the related real estate is sold to the buyer. Interest incurred was $8.2 million and $16.3 million in the three and six months ended March 31, 2024 compared to $8.2 million and $16.4 million in the prior year periods. Interest charged to cost of sales was 2.6% of total cost of sales (excluding impairments and land option charges) in both the three and six months ended March 31, 2024 compared to 2.3% and 2.6% in the prior year periods.

Selling, General and Administrative (SG&A) Expense and Other Income Statement Items

SG&A expense in the three and six months ended March 31, 2024 was $29.2 million and $57.2 million compared to $22.0 million and $44.9 million in the prior year periods. SG&A expense as a percentage of revenues was 8.7% and 8.9% in the three and six months ended March 31, 2024 compared to 7.3% and 8.7% in the prior year periods. Our SG&A expense primarily consisted of employee compensation and related costs. Our business operations employed 340 and 271 employees at March 31, 2024 and 2023, respectively. We attempt to control our SG&A costs while ensuring that our infrastructure supports our operations; however, we cannot make assurances that we will be able to maintain or improve upon the current SG&A expense as a percentage of revenues.

Income Taxes

Income tax expense for the three and six months ended March 31, 2024 was $13.9 million and $26.9 million compared to $9.0 million and $16.1 million in the prior year periods. Our effective tax rate was 23.6% and 24.4% for the three and six months ended March 31, 2024 compared to 25.1% and 25.2% in the prior year periods. The effective tax rate for all periods included an expense for state income taxes and nondeductible expenses. The effective tax rate for the three and six months ended March 31, 2024 also included a benefit for stock-based compensation.

At March 31, 2024, we had deferred tax liabilities, net of deferred tax assets, of $50.0 million. The deferred tax assets were partially offset by a valuation allowance of $0.8 million, resulting in a net deferred tax liability of $50.8 million. At September 30, 2023, deferred tax liabilities, net of deferred tax assets, were $49.8 million. The deferred tax assets were partially offset by a valuation allowance of $0.9 million, resulting in a net deferred tax liability of $50.7 million. The valuation allowance for both periods was recorded because it is more likely than not that a portion of our state deferred tax assets, primarily net operating loss (NOL) carryforwards, will not be realized because we are no longer operating in some states or the NOL carryforward periods are too brief to realize the related deferred tax asset. We will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance on our deferred tax assets. Any reversal of the valuation allowance in future periods will impact our effective tax rate.

,

Land and Lot Position

Our land and lot position at March 31, 2024 and September 30, 2023 is summarized as follows:

	March 31, 2024	September 30, 2023
Lots owned	57,400	52,400
Lots controlled through land and lot purchase contracts	38,700	26,800
Total lots owned and controlled	96,100	79,200

Owned lots under contract to sell to D.R. Horton	17,300	14,400
Owned lots under contract to customers other than D.R. Horton	700	600
Total owned lots under contract	18,000	15,000

Owned lots subject to right of first offer with D.R. Horton based on executed purchase and sale agreements	17,000	17,000
Owned lots fully developed	6,300	6,400
Owned lots fully developed related to lot banking	300	—

Liquidity and Capital Resources

Liquidity

At March 31, 2024, we had $416.2 million of cash and cash equivalents and $382.0 million of available borrowing capacity on our revolving credit facility. We have no senior note maturities until fiscal 2026.

At March 31, 2024, our ratio of debt to total capital (debt divided by stockholders’ equity plus debt) was 32.4% compared to 33.7% at September 30, 2023 and 36.2% at March 31, 2023. Our ratio of net debt to total capital (debt net of unrestricted cash divided by stockholders’ equity plus debt net of unrestricted cash) was 16.4% compared to 5.5% at September 30, 2023 and 25.2% at March 31, 2023. Over the long term, we intend to maintain our ratio of net debt to total capital at approximately 40% or less. We believe that the ratio of net debt to total capital is useful in understanding the leverage employed in our operations. We are confident that we are well-positioned to operate effectively during changing economic conditions because of our low net leverage and strong liquidity position, our low overhead model and our strategic relationship with D.R. Horton.

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

Bank Credit Facility

We have a $410 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $600 million, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the total revolving credit commitments. Borrowings under the revolving credit facility are subject to a borrowing base calculation based on the book value of our real estate assets and unrestricted cash. Letters of credit issued under the facility reduce the available borrowing capacity. The maturity date of the facility is October 28, 2026. At March 31, 2024, there were no borrowings outstanding and $28.0 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $382.0 million.

,

The revolving credit facility is guaranteed by our wholly-owned subsidiaries that are not immaterial subsidiaries or have not been designated as unrestricted subsidiaries. The revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require a minimum level of tangible net worth, a minimum level of liquidity and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At March 31, 2024, we were in compliance with all of the covenants, limitations and restrictions of our revolving credit facility.

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

Our $400 million principal amount of 3.85% senior notes (the “2026 notes”) mature May 15, 2026 with interest payable semi-annually. On or after May 15, 2023, the 2026 notes may be redeemed at 101.925% of their principal amount plus any accrued and unpaid interest. In accordance with the indenture, the redemption price decreases annually thereafter, and the 2026 notes can be redeemed at par on or after May 15, 2025 through maturity. The annual effective interest rate of the 2026 notes after giving effect to the amortization of financing costs is 4.1%.

We also have $300 million principal amount of 5.0% senior notes (the “2028 notes”) outstanding, which mature March 1, 2028 with interest payable semi-annually. On or after March 1, 2023, the 2028 notes may be redeemed at 102.5% of their principal amount plus any accrued and unpaid interest. In accordance with the indenture, the redemption price decreases annually thereafter and the 2028 notes can be redeemed at par on or after March 1, 2026 through maturity. The annual effective interest rate of the 2028 notes after giving effect to the amortization of financing costs is 5.2%.

The indentures governing our senior notes require that, upon the occurrence of both a change of control and a rating decline (as defined in each indenture), we offer to purchase the applicable series of notes at 101% of their principal amount. If we or our restricted subsidiaries dispose of assets, under certain circumstances, we will be required to either invest the net cash proceeds from such asset sales in our business within a specified period of time, repay certain senior secured debt or debt of our non-guarantor subsidiaries, or make an offer to purchase a principal amount of such notes equal to the excess net cash proceeds at a purchase price of 100% of their principal amount. The indentures contain covenants that, among other things, restrict the ability of us and our restricted subsidiaries to pay dividends or distributions, repurchase equity, prepay subordinated debt and make certain investments; incur additional debt or issue mandatorily redeemable equity; incur liens on assets; merge or consolidate with another company or sell or otherwise dispose of all or substantially all of our assets; enter into transactions with affiliates; and allow to exist certain restrictions on the ability of subsidiaries to pay dividends or make other payments. At March 31, 2024, we were in compliance with all of the limitations and restrictions associated with our senior note obligations.

Effective April 30, 2020, our Board of Directors authorized the repurchase of up to $30 million of our debt securities. The authorization has no expiration date. All of the $30 million authorization was remaining at March 31, 2024.

Other Note Payable

In December 2023, we issued a note payable of $9.9 million as part of a transaction to acquire real estate for development. The note is non-recourse and is secured by the underlying real estate, accrues interest at 4.0% per annum and matures in December 2025.

Issuance of Common Stock

We have an effective shelf registration statement filed with the Securities and Exchange Commission in October 2021, registering $750 million of equity securities, of which $300 million was reserved for sales under our at-the-market equity offering program that became effective November 2021. In the three months ended March 31, 2024, we issued 546,174 shares of common stock under our at-the-market equity offering program for proceeds of $19.7 million, net of commissions and other issuance costs totaling $0.4 million. At March 31, 2024, $728.1 million remained available for issuance under the shelf registration statement, of which $278.1 million was reserved for sales under our at-the-market equity offering program.
,

Operating Cash Flow Activities

In the six months ended March 31, 2024, net cash used in operating activities was $215.9 million, which was primarily the result of the increase in real estate, partially offset by net income generated in the period and the increase in earnest money on sales contracts. In the six months ended March 31, 2023, net cash provided by operating activities was $21.3 million, which was primarily the result of our net income generated in the period adjusted for impairments and land option charges, partially offset by the decreases in accounts payable and other accrued liabilities and accrued development costs.

Investing Cash Flow Activities

In the six months ended March 31, 2024, net cash used in investing activities was $0.8 million compared to $1.3 million of cash provided by investing activities in the prior year period.

Financing Cash Flow Activities

In the six months ended March 31, 2024, net cash provided by financing activities was $16.9 million compared to $0.7 million net cash used in financing activities in the prior year period. Cash provided by financing activities in the six months ended March 31, 2024 was primarily the result of the issuance of common stock under our at-the-market equity offering program for net proceeds of $19.7 million.

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies or estimates from those disclosed in our 2023 Annual Report on Form 10-K.

New and Pending Accounting Pronouncements

Please read Note 1—Basis of Presentation to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

,

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

,

Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.
,

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

At March 31, 2024, our fixed rate debt consisted of $400 million principal amount of 3.85% senior notes due May 2026, $300 million principal amount of 5.0% senior notes due March 2028 and $9.9 million principal amount of 4.0% other note payable due in December 2025. Our variable rate debt consisted of the outstanding borrowings on our $410 million senior unsecured revolving credit facility, of which there were none at March 31, 2024.

Item 4. Controls and Procedures.

(a) Disclosure controls and procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

,

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

Item 5. Other Information.

(c) Trading Plans

During the three months ended March 31, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

,

Item 6. Exhibits.

Exhibit Number	Exhibit
10.1
Separation Agreement and General Release, dated as of January 1, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on January 24, 2024).

10.2
Consulting Agreement dated as of January 2, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on January 24, 2024).

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

,

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Forestar Group Inc.

Date:	April 23, 2024	By:	/s/ James D. Allen
James D. Allen, on behalf of Forestar Group Inc.
as Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

,