Form 10-K
period 2024-09-30
Forestar Group Inc.
filed 2024-11-19
CIK 1406587

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2024
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
As of March 31, 2024, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $761 million based on the closing price as reported on the New York Stock Exchange.
As of November 14, 2024, there were 50,669,946 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement for its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

FORESTAR GROUP INC.
2024 ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business.

Overview

Forestar Group Inc. is a national, well-capitalized residential lot development company focused primarily on making investments in land acquisition and development to sell finished single-family residential lots to homebuilders. Our common stock is listed on the New York Stock Exchange (NYSE) under the ticker symbol "FOR." The terms "Forestar," the "Company," "we" and "our" used herein refer to Forestar Group Inc., a Delaware corporation, and its predecessors and subsidiaries.

We conduct a wide range of project planning and management activities related to the entitlement, acquisition, community development and sale of residential lots. We generally secure entitlements while the land is under contract by creating plans that meet the needs of the markets where we operate, and we aim to have all entitlements secured before closing on the investment. Moving land through the entitlement and development process creates significant value. We primarily invest in entitled short-duration projects that can be developed in phases, enabling us to complete and sell lots at a pace that matches market demand, consistent with our focus on maximizing capital efficiency and returns. This strategy is a unique, lower-risk business model that we expect will produce more consistent returns than other public and private land developers. We also make short-term strategic investments in finished lots (lot banking) and undeveloped land (land banking) with the intent to sell these assets within a short time period to utilize available capital prior to its deployment into longer-term lot development projects. For the year ended September 30, 2024, we sold 15,068 lots with an average sales price of $96,600. At September 30, 2024, our lot position consisted of 95,100 residential lots, of which approximately 57,800 were owned and 37,300 were controlled through purchase contracts. Of our 57,800 owned lots, approximately 21,000 lots are under contract to be sold for an aggregate remaining sales price of approximately $1.9 billion.

We have expanded and diversified our lot development operations across 59 markets in 24 states. We believe our geographically diverse operations provide a strong platform for us to consolidate market share in the highly fragmented lot development industry. We also believe our geographic diversification lowers our operational risks and enhances our earnings potential by mitigating the effects of local and regional economic cycles.

Our customers are primarily local, regional and national homebuilders. The lots we deliver in our communities are primarily for entry-level, first-time move-up and active adult homes. Entry-level and first-time move-up homebuyers are the largest segments of the new home market. We also market some of our communities towards build-to-rent operators.

Our real estate origins date back to the 1954 incorporation of Lumbermen’s Investment Corporation, which became a wholly-owned subsidiary of the predecessor to Temple-Inland Inc. ("Temple-Inland") in 1971. We changed our name to Forestar Real Estate Group Inc. after Temple-Inland began reporting us as a separate business segment in 2006, and in 2007, Temple-Inland completed a tax-free distribution of our shares to its stockholders, making us an independent publicly-traded company. In 2008, we changed our name from Forestar Real Estate Group Inc. to Forestar Group Inc. We became a majority-owned subsidiary of D.R. Horton, Inc. ("D.R. Horton") in October 2017 by virtue of a merger with a wholly-owned subsidiary of D.R. Horton. Immediately following the merger, D.R. Horton owned 75% of our outstanding common stock, and as of September 30, 2024 they owned approximately 62% of our outstanding common stock. As our controlling shareholder, D.R. Horton has significant influence in guiding our strategic direction and operations. In connection with the merger, we entered into certain agreements with D.R. Horton including a Stockholder’s Agreement (as amended, the "Stockholder's Agreement"), a Master Supply Agreement and a Shared Services Agreement. Under the terms of the Master Supply Agreement, we supply finished lots to D.R. Horton at market terms offered by Forestar and both companies identify land development opportunities to expand our portfolio of assets.

We manage our operations through our real estate segment. Our national footprint provides diversification in our real estate investments and our sources of revenues and earnings. At September 30, 2024, we conducted our operations in the states and markets listed below.

State	Market	State	Market

Alabama	Baldwin County	New Jersey	Southern New Jersey
Birmingham
	Huntsville	New Mexico	Albuquerque
Mobile
	Tuscaloosa	North Carolina	Asheville
Charlotte
Arizona	Phoenix		Greensboro
	Tucson		Greenville
Raleigh-Durham
California	Riverside County		Wilmington
Sacramento
		Ohio	Columbus
Colorado	Denver
	Fort Collins	Oregon	Bend

Florida	Fort Myers/Naples	Pennsylvania	Philadelphia
Gainesville
	Jacksonville	South Carolina	Charleston
	Lakeland		Greenville/Spartanburg
	Melbourne		Hilton Head
	Miami/Fort Lauderdale		Myrtle Beach
Ocala
	Orlando	Tennessee	Nashville
Pensacola
	Port St. Lucie	Texas	Austin
	Tampa/Sarasota		Dallas
	Volusia County		Fort Worth
Houston
Georgia	Atlanta		San Antonio
Augusta
	Savannah	Utah	Salt Lake City

Illinois	Chicago	Virginia	Northern Virginia
Richmond
Indiana	Indianapolis		Virginia Beach

Maryland	Suburban Washington, D.C.	Washington	Seattle/Tacoma/Everett

Minnesota	Minneapolis/St. Paul	West Virginia	Eastern West Virginia

Nevada	Las Vegas
Reno

When evaluating new or existing markets for purposes of capital allocation, we consider local, market-specific factors, including, among others:
•economic conditions;
•employment levels and job growth;
•housing demand and affordability;
•availability of land and lots in desirable locations at acceptable terms;
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
•review, approval and funding of land and lot acquisitions (Board of Directors must approve certain acquisitions as provided in our certificate of incorporation and the Stockholder's Agreement);
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

Our Stockholder's Agreement with D.R. Horton and our certificate of incorporation define D.R. Horton’s right to nominate members to our Board, require D.R. Horton’s consent for certain transactions and establish an investment committee, which is authorized to approve certain new investments. D.R. Horton has the right to nominate a number of our Board members commensurate with its equity ownership. As long as D.R. Horton owns at least 20% of our voting securities, it retains the right to nominate individuals to our Board based on its equity ownership as well as designate the Executive Chairman.

As long as D.R. Horton owns at least 35% of our voting securities, we must obtain D.R. Horton’s consent to (i) issue any new class of equity or shares of our common stock in excess of certain amounts; (ii) incur, assume, refinance or guarantee debt that would increase our total leverage to greater than 40%; (iii) select, terminate, remove or change compensation arrangements for the Executive Chairman, Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and other key senior management; and (iv) make certain acquisitions or investments.

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

We are subject to governmental regulations that affect our land development operations. In recent years, municipalities and other government agencies were frequently delayed in granting the proper approvals to us, which delayed our development activities in certain markets.

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

Sales Contracts and Backlog

Our lot sales contracts require an earnest money deposit, which can vary in amount across our markets and communities. We have the right to either retain or refund customer deposits on canceled lot purchase contracts, depending upon the applicable provisions of the contract or other circumstances. The length of time between the signing of a lot sales contract and delivery of the lot to the customer (closing) is generally from three to eighteen months. At September 30, 2024, our lots owned included approximately 21,000 lots (36%) that were under contract to be sold, of which approximately 20,500 lots are under contract to D.R. Horton.

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

Human Capital Resources

People and Culture

We have increased our number of employees from 303 at September 30, 2023 to 393 at September 30, 2024 to support the growth of our residential lot development business across a geographically diversified platform. At September 30, 2024, 305 of our employees worked in our regional and divisional offices and 88 worked at our corporate office. In fiscal 2024, our total cost for employee compensation and benefits was $77.5 million. In addition to our employees, we also have a Shared Services Agreement with D.R. Horton whereby D.R. Horton employees provide us with certain administrative, compliance, operational and procurement services.

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

Recruitment, Development and Retention

We are committed to hiring, developing and supporting an energetic, diverse workforce and maintaining a productive, positive and inclusive workplace. We believe diversity in the workplace produces unique perspectives and fresh ideas and helps us better serve our customers. We have an active recruiting team that partners with college campuses and external organizations to identify strong new hires and experienced professionals. Our paid internship program provides college students and recent graduates an opportunity to work alongside some of the most experienced professionals in the land development industry. Management is committed to supporting the development of our employees in many ways including onboarding programs, training and providing employees exposure to senior management. Our management team also supports a culture of developing future leaders from our existing workforce, enabling us to promote from within for many leadership positions. We believe this provides long-term focus and continuity to our operations while also providing opportunities for the growth and advancement of our employees. During fiscal 2024, 26 employees were placed into new leadership positions in our regional and divisional offices, and of those, 54% were promoted from within the organization.

Compensation and Benefits

We believe our compensation package and benefits are competitive with others in our industry. In addition to base pay, eligible employees may participate in our incentive bonus and stock compensation plans, which align their compensation to the interests of our shareholders. We also offer our employees a broad range of benefits, including paid vacation, holidays, sick time and parental leave; medical, dental and vision healthcare insurance; and life insurance and disability coverage. Additional benefits offered include a 401(k) savings plan, employee stock purchase plan and access to professional resources to support employees with their mental and physical health, financial planning, identity theft protection and legal needs. We are committed to supporting our employees in their health, wellness and financial planning goals. We host events and challenges, both virtually and in person, to encourage our employees to stay active and healthy. Additional information about our employee benefit plans is included in Note 11 to the accompanying financial statements.

Workplace Safety and Wellness

The safety and well-being of our employees are our first priority. We take workplace safety seriously at our development sites and in our offices. Our organization strives for a zero-incident safety culture and full compliance with safety regulations. We provide certification training to our field personnel through an Occupational Safety and Health Administration authorized third-party vendor. We also provide our teams with many safety resources, including safety checklists, policies, procedures, and best practices, and we communicate with all of our employees through a monthly safety newsletter to inform and reinforce our commitment to and concern for their well-being. We also require personal protective equipment, such as hard hats, high visibility safety wear and hearing and eye protection to be worn in certain circumstances at our active development sites. Additionally, because substantially all of our land development work is performed by subcontractors, we require that our subcontractors maintain safety programs as well.

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

Our land development activities are also subject to an extensive array of local, state and federal statutes, ordinances, rules and regulations concerning the protection of health, safety and the environment. The particular compliance requirements for each site vary greatly according to location, environmental condition and the present and former uses of the site and adjoining properties. We believe that we are in compliance in all material respects with existing environmental regulations applicable to our business. Additionally, our compliance with such regulations has not had, nor is it expected to have, a material adverse effect on our consolidated financial position, results of operations or cash flows. However, changes in regulations, such as the climate-related disclosure legislation recently enacted by the State of California and the climate-related disclosure rules adopted by the SEC, which are currently under judicial review, could increase our costs to comply with such regulations, as discussed in "Item 1A. Risk Factors."

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
•copies of certain agreements with D.R. Horton, including the Stockholder’s Agreement and Master Supply Agreement;
•beneficial ownership reports filed by officers, directors, and principal security holders under Section 16(a) of the Securities Exchange Act of 1934, as amended (or the "Exchange Act"); and
•corporate governance information that includes our:
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

D.R. Horton beneficially owns approximately 62% of our common stock. As a result, until such time as D.R. Horton and its controlled affiliates hold shares representing less than a majority of the votes entitled to be cast by our stockholders at a stockholder meeting, D.R. Horton generally has the ability to control the outcome of any matter submitted for the vote of our stockholders, except in certain circumstances set forth in our certificate of incorporation or bylaws. In addition, under the terms of our certificate of incorporation and the Stockholder's Agreement with D.R. Horton, so long as D.R. Horton or its affiliates own 35% or more of our voting securities, we may not take certain actions without D.R. Horton's approval, including certain actions with respect to equity issuances, indebtedness, acquisitions, fundamental changes in our business and executive hiring, termination and compensation.

For so long as D.R. Horton and its controlled affiliates hold shares of our common stock representing at least 20% of the votes entitled to be cast by our stockholders at a stockholder meeting, D.R. Horton is able to designate a certain number of the members of our Board of Directors. Currently, D.R. Horton has the right to designate four out of six members of our Board, subject to a requirement that we and D.R. Horton use reasonable best efforts to cause at least three directors to qualify as "independent directors," as such term is defined in the New York Stock Exchange ("NYSE") listing rules, and applicable law. The directors designated by D.R. Horton have the authority to make decisions affecting our capital structure, including the issuance of additional capital stock or options, the incurrence of additional indebtedness, the implementation of stock repurchase programs and the declaration of dividends. The interests of D.R. Horton may be materially different than the interests of our other stakeholders.

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

So long as D.R. Horton and its controlled affiliates hold shares of our common stock representing at least 20% of the votes entitled to be cast by our stockholders at a stockholders' meeting, D.R. Horton is able to designate a certain number of the members of our Board. Our Nominating and Governance Committee has the right to designate the remaining number of individuals to the Board, and in any event not less than one. Currently, D.R. Horton has the right to designate four out of six members of our Board. Further, the interests of D.R. Horton and our other stockholders may diverge. Under these circumstances, persons who might otherwise accept an invitation to join our Board may decline.

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

We have not elected to utilize the "controlled company" exemptions at this time. However, if we elect to use the controlled company exemptions, our stockholders will not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.

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
•housing demand;
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

The federal government’s fiscal policies and the Federal Reserve's monetary policies may negatively impact the financial markets and consumer confidence and could hurt the U.S. economy and the real estate market, and in turn, could adversely affect the operating results of our business. In response to increased inflation, the Federal Reserve has raised interest rates significantly in recent years, which, notwithstanding the recent reduction, has resulted in higher mortgage interest rates. Prolonged periods of elevated mortgage interest rates or further increases in mortgage interest rates could have an adverse impact on our business and financial results.

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

During the past three years, the economy has experienced significant inflationary pressures. Inflation can adversely affect us by increasing costs of land, materials, labor and our cost of capital. In addition, significant inflation is often accompanied by higher interest rates, which have a negative impact on housing affordability. In an effort to lower the current rate of inflation, the Federal Reserve has raised interest rates significantly, which has resulted in higher mortgage interest rates. The increase in mortgage interest rates has reduced the affordability of our lots and has required us to use pricing adjustments and incentives to adapt to current market conditions, which result in lower gross margins. If inflation and mortgage interest rates remain high or continue to increase, lot affordability may be further impacted, which could reduce our profit margins and have an adverse impact on our business and financial results.

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

During the last few years, we experienced multiple disruptions in our supply chain, which resulted in shortages of certain construction materials and tightness in the labor market. This caused our construction cycle times to lengthen and costs of construction materials to increase. Although our construction cycle times have decreased more recently, if shortages and cost increases in construction materials and tightness in the labor market increase, our construction cycle time and profit margins could be adversely impacted.

Public health issues such as a major epidemic or pandemic could adversely affect our business and financial results.

The U.S. and other countries have experienced, and may experience in the future, outbreaks of contagious diseases that affect public health and public perception of health risk. In the event of a widespread, prolonged actual or perceived outbreak of any contagious disease, such as COVID-19, our operations could be negatively impacted. Such events have had, and could in the future have, an effect on our operations, including a reduction in homebuilder traffic, a disruption in our supply chain, tightness in the labor market or other factors, all of which could reduce demand for our lots. These or other repercussions of a public health crisis that affect the global economy could have an adverse impact on our results of operations and financial condition.

Our business and financial results could be adversely affected by weather conditions and natural disasters.

Physical risks, including weather conditions and natural disasters, such as hurricanes, tornadoes, earthquakes, volcanic activity, droughts, floods, hailstorms, heavy or prolonged precipitation, wildfires and others, can harm our business. Additionally, the physical impacts of climate change may cause these occurrences to increase in frequency, severity and duration. Any such events can temporarily delay our development work and lot sales, unfavorably affect the cost or availability of materials or labor, damage residential lots under construction, lead to changing customer preferences and/or negatively impact demand for residential lots in affected areas. We have experienced short-term impacts on our lot sales from weather events in recent years. However, there has been no material impact on our business from these events or material operational challenges resulting from these events, but they could adversely affect our business in the future. The climates and geology of many of the states in which we operate, including California, Florida, Texas and other coastal areas where we have some of our larger operations and which have experienced recent natural disasters, present increased risks of adverse weather or natural disasters.

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

From time to time, we provide surety bonds to secure our performance or obligations under construction contracts, development agreements and other arrangements. At September 30, 2024, we had $809.0 million of outstanding surety bonds. Our ability to obtain surety bonds primarily depends upon our credit rating, financial condition, past performance and other factors, including the capacity of the surety market and the underwriting practices of surety bond issuers. The ability to obtain surety bonds also can be impacted by the willingness of insurance companies to issue performance bonds for construction and development activities. If we are unable to obtain surety bonds when required, our results of operations and cash flows could be adversely affected.

Information technology failures, data security breaches, and the failure to satisfy privacy and data protection laws and regulations could harm our business.

We use information technology and other computer resources to carry out important operational and marketing activities and to maintain our business records. These information technology systems are dependent upon global communications providers, web browsers, third-party software and data storage providers and other aspects of the Internet infrastructure that have experienced security breaches, cyber incidents, ransomware attacks, significant systems failures and service outages in the past. Additionally, phishing attacks, whereby perpetrators attempt to fraudulently induce employees, customers, vendors or other users of a company’s systems to disclose sensitive information to gain access to its data, have increased significantly in recent years. With the use of artificial intelligence, these phishing attacks may contain highly convincing language making them difficult to distinguish from legitimate messages. The use of remote work environments and virtual platforms may increase our risk of cyber incidents or data security breaches. Further, geopolitical tensions or conflicts may create a heightened risk of cyber incidents or other data security breaches. Our normal business activities involve collecting and storing information specific to our customers, employees, vendors and suppliers and maintaining operational and financial information related to our business, both in an office setting and remote locations as needed. A material breach in the security of our information technology systems or other data security controls, or those of the third parties we work with, could include the theft or release of this information. The unintended or unauthorized disclosure of personal identifying and confidential information as a result of a security breach by any means could lead to litigation or other proceedings against us by the affected individuals or business partners, or by regulators. The outcome of such proceedings, which could include penalties or fines, could have a significant negative impact on our business.

We may also be required to incur significant costs to protect against damages caused by information technology failures, security breaches, and the failure to satisfy privacy and data protection laws and regulations in the future as legal requirements continue to increase. The European Union and other international regulators, as well as state governments, have enacted or enhanced data privacy regulations, such as the California Privacy Rights Act, and other governments are considering establishing similar or stronger protections. These regulations impose certain obligations for handling specified personal information in our systems, including notifying individuals regarding information we have collected from them. We have incurred costs in an effort to comply with these requirements, but our costs may increase significantly if new requirements are enacted and based on how individuals exercise their rights. Any loss of sensitive information and failure to comply with these requirements or other applicable laws and regulations in this area could result in substantial penalties, reputational damage or litigation.

We routinely utilize information technology security experts to assist us in our evaluations of the effectiveness of the security of our information technology systems, and we regularly enhance our security measures, which include multiple redundant safeguards, to protect our systems and data. We use various encryption, tokenization and authentication technologies to mitigate cybersecurity risks and have increased our monitoring capabilities to enhance early detection and rapid response to potential cyber threats. However, because the techniques used to obtain unauthorized access, disable or degrade systems change frequently and increasingly leverage sophisticated technologies such as artificial intelligence, they often are not recognized until launched against a target. As such, we may be unable to anticipate these techniques, to implement adequate preventative measures or to identify and investigate cybersecurity incidents. We may also incur costs to adapt our cybersecurity program to the evolving threat landscape and to investigate and remediate vulnerabilities or other identified risks.

Although past cybersecurity incidents have not had a material effect on our business or operations to date, in the future, a data security breach, a significant and extended disruption in the functioning of our information technology systems or a breach of any of our data security controls could disrupt our business operations, damage our reputation and cause us to lose customers. Additionally, if a cybersecurity incident is determined to be material, we are subject to additional reporting requirements. We cannot provide assurances that a security breach, cyber incident, data theft or other significant systems or security failures will not occur in the future, and such occurrences could have a material and adverse effect on our consolidated results of operations or financial position.

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

Additionally, actual or perceived environmental, social, governance ("ESG") and other sustainability matters and our response to these matters could harm our business. Increasing governmental and societal attention to ESG matters, including expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, human capital, labor, cybersecurity and risk oversight, could expand the nature, scope, and complexity of matters that we are required to control, assess and report. In March 2024, the SEC adopted new rules regarding climate-related disclosures. Though these rules are currently being challenged in legal proceedings and their effectiveness has been stayed by the SEC, these rules, if they become effective, would require public companies to make a wide range of climate-related disclosures. Similarly, the State of California has recently enacted its own legislation requiring extensive climate-related disclosures for companies deemed to be doing business in California, and other states are considering similar laws. Any of the above factors may alter the environment in which we do business and may increase the ongoing costs of compliance and adversely impact our results of operations and cash flows. If we are unable to adequately address such ESG matters or fail to comply with all laws, regulations, policies and related interpretations, it could negatively impact our reputation and our business results.

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

Our business strategy is focused on expanding our unique residential lot manufacturing business across a geographically diverse platform while consolidating market share in the fragmented U.S. lot development industry, primarily through our strategic relationship with D.R. Horton. There can be no assurance that our unique model will continue to succeed as intended or that we will be able to continue to execute it effectively because of the risks described elsewhere in this "Risk Factors" section, or other unforeseen issues or problems that arise. If we are not successful in achieving our objectives, our business, results of operations, cash flows and financial condition may be negatively affected.

We may have continuing liabilities relating to assets that have been sold, which could adversely impact our results of operations.

In the course of selling assets, we are typically required to make contractual representations and warranties and to provide contractual indemnities to the buyers. These contractual obligations typically survive the closing of the transactions for some period of time. If a buyer is successful in sustaining a claim against us, we may incur additional expenses pertaining to an asset we no longer own, and we may also be obligated to defend and/or indemnify the buyer from certain third-party claims. Such obligations could be material and they could adversely impact our results of operations.

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

We have a $410 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $600 million, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the total revolving credit commitments. The maturity date of the facility is October 28, 2026. The revolving credit facility is guaranteed by our wholly-owned subsidiaries that are not immaterial subsidiaries and have not been designated as unrestricted subsidiaries. We also have outstanding $400 million principal amount of 3.85% senior notes due 2026 and $300 million principal amount of 5.0% senior notes due 2028, both of which may be redeemed prior to maturity, subject to certain limitations and premiums defined in the indenture agreements. The notes represent senior unsecured obligations that rank equally in right of payment to all existing and future senior unsecured indebtedness and are guaranteed by each of our subsidiaries to the extent such subsidiaries guarantee our revolving credit facility.

We regularly assess our projected capital requirements to fund growth in our business, repay debt obligations and support other general corporate and operational needs, and we regularly evaluate our opportunities to raise additional capital. We had an effective shelf registration statement filed with the SEC in October 2021, registering $750 million of equity securities, of which $300 million was reserved for sales under our at-the-market equity offering program. In fiscal 2024, we issued 546,174 shares of common stock under our at-the-market equity offering program for proceeds of $19.7 million, net of commissions and other issuance costs totaling $0.4 million. In September 2024, we filed a new shelf registration statement, which became effective in October 2024, registering $750 million of equity securities. At the time of filing the new registration statement, $728.1 million of equity securities remained available for issuance under our prior registration statement, which has since expired. Our at-the-market program expired in October 2024, and we anticipate entering into a new at-the-market equity offering program under our September 2024 shelf registration statement.

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

As of September 30, 2024, our consolidated debt was $706.4 million, including $400 million principal amount of 3.85% senior notes due 2026 and $300 million principal amount of 5.0% senior notes due 2028. Our revolving credit facility and the indentures governing the senior notes impose restrictions on our ability, and our restricted subsidiaries’ abilities, to incur secured and unsecured debt, but still permit us and our restricted subsidiaries to incur a substantial amount of future secured and unsecured debt, and do not restrict the incurrence of future secured and unsecured debt by our unrestricted subsidiaries. The indentures governing the senior notes allow us to incur a substantial amount of additional debt.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

Under our Shared Services Agreement with D.R. Horton, D.R. Horton provides us with certain administrative and compliance services which includes information technology, internal audit and information technology risk services. Leveraging these services provided by D.R. Horton related to cybersecurity, we have processes in place for assessing, identifying, and managing risks from cybersecurity threats that may result in material adverse effects to the confidentiality, integrity and availability of our systems, operations and data. These processes are a part of our overall risk assessment process. Risks from cybersecurity threats include, among other things, unauthorized access, data theft, computer viruses, ransomware, malicious software and other disruptions. We have implemented systems and processes utilizing a multilayered, proactive approach to identify, evaluate, mitigate and prevent potential cybersecurity threats. Each of these layers contain multiple levels of protection and leverage industry standard framework including the National Institute of Standards and Technology (NIST) Cybersecurity Framework. At the management level, these systems and processes are overseen primarily by the D.R. Horton Chief Information Officer (CIO) and Cyber Security Risk Officer (CSRO).

We have implemented processes to assess, identify, and manage risks from cybersecurity threats, including the following:

•Multi-factor Authentication: We secure access to our network and systems through multi-factor authentication.
•Layered Email Protection: We have adopted a layered approach to email protection.
•Zero-Trust Security Model: We are working towards a zero-trust security model, utilizing group-based access controls to manage network resources.
•Continuous Monitoring: We continuously monitor our systems for security anomalies, to help enable early detection of issues and facilitating a rapid response.
•Regular Scans: We conduct weekly and monthly scans to identify and prioritize the mitigation of the most critical vulnerabilities.
•Quarterly Penetration Testing: We engage third-party consultants to perform quarterly penetration testing, examining our environment from various perspectives, including end-user and employee use cases, to thoroughly assess system vulnerabilities.
•Collaborative Evaluation and Remediation: In collaboration with our third-party consultants, we evaluate the outcomes of our testing, address and remediate any identified issues, and subsequently re-test the environment to confirm that the mitigations have effectively resolved the vulnerabilities.
•Regular Assessments and Gap Analyses: Our cybersecurity team regularly meets with the third-party consultants to assess overall risk and conduct gap analyses, ensuring the effectiveness of our current cybersecurity measures.
•Comprehensive Risk Assessment: Our comprehensive risk assessment includes evaluating potential security risks associated with the use of external service providers.
•Incident Response Readiness: We maintain a documented incident response readiness process that details the procedures to follow in the event of a security incident.
•Data Backup: We maintain comprehensive backups of all system files to facilitate data recovery during a security incident.

In addition to the above-described technology controls, we have implemented mandatory training and awareness programs designed to educate our employees on cybersecurity risks. These include periodic exercises to help employees identify phishing schemes and other social engineering tactics, and we provide various methods for them to report suspicious activity that may give rise to a cybersecurity incident.

To date, we have not identified any risks from known cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition. However, because the sophistication of cybersecurity threats continues to increase with rapidly evolving techniques to overcome security measures, the preventative actions we have taken and will continue to take to reduce the risks may not successfully protect our systems against a future cybersecurity incident. For more information on how cybersecurity risk could materially affect our business, please refer to Item 1A, "Risk Factors."

Governance

Our Board of Directors (Board) considers cybersecurity and other information technology risk as part of its risk oversight function. The members of our Board hear presentations on our cybersecurity risks and risk management on an annual basis from D.R. Horton's CIO and CSRO. These presentations include reviewing current trends, processes and systems used to mitigate the risk of cybersecurity threats. Our internal audit department also conducts cybersecurity reviews as part of its audit procedures and presents any findings to the Board. We have protocols by which certain cybersecurity incidents would be escalated within the Company and, where appropriate, reported to the Board in a timely manner.

We invest a considerable amount of resources in training, tools and other resources to manage risks from cybersecurity threats. Our cybersecurity program is led by an experienced team that creates cybersecurity policies and procedures and possess expert knowledge related to controls and safeguards related to cybersecurity. The cybersecurity team, led by the D.R. Horton CIO, is responsible for assessing and managing risks from cybersecurity threats. The D.R. Horton CIO receives reports on cybersecurity threats from the cybersecurity team on an ongoing basis and in conjunction with the CSRO, regularly reviews risk management measures implemented by the Company to identify and mitigate data protection and cybersecurity risks. The D.R. Horton CIO and CSRO work closely with our legal team to oversee compliance with legal, regulatory and contractual security requirements.

D.R. Horton's CIO has more than 35 years of experience working in information technology including roles in the commercial software development, healthcare, industrial and professional services sectors. While in those roles, the D.R. Horton CIO has led governance, risk, and compliance technology programs and information security programs. The D.R. Horton CIO currently reports to the D.R. Horton CFO.

D.R. Horton's CSRO has more than 23 years of experience working in information technology and cyber security roles including software development, identity and access management projects, privilege account management and multifactor authentication implementations. While in those roles, the D.R. Horton CSRO has led projects and implementations for a variety of organizations that assess and create solutions for security concerns. The D.R. Horton CSRO currently reports to the D.R. Horton CIO.

Supporting the D.R. Horton CIO and CSRO is a dedicated cybersecurity team that designs and monitors our cybersecurity control framework as well as implements cybersecurity control systems and solutions. The D.R. Horton cybersecurity team collectively holds the following degrees and certifications: Master’s in Cybersecurity, Certified Information Systems Security Professional, Security+, Network+, AQS Certified Cloud Practitioner and Certified Information Systems Auditor.

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

With respect to administrative or judicial proceedings involving the environment, we have determined that we will disclose any such proceeding if we reasonably believe such proceeding will result in monetary sanctions, exclusive of interest and costs, at or in excess of $1 million.

On September 6, 2024, the Maryland Department of Environment (MDE) filed suit in the Circuit Court for Harford County, Maryland against the Company regarding various alleged stormwater compliance issues and violations at a project in Maryland dating from 2022 through 2024, seeking injunctive relief and civil penalties. Since our first discovery of these issues, we have enhanced our practices and procedures related to stormwater compliance at the project in question, and we are seeking to resolve these matters through further discussions with MDE. We do not believe it is reasonably possible that this matter would result in a loss that would have a material effect on our consolidated financial position, results of operations or cash flows.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the NYSE under the trading symbol "FOR." As of November 14, 2024, the closing price of our common stock on the NYSE was $29.61, and there were approximately 830 holders of record.

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

Stock Performance Graph

The following graph illustrates the cumulative total stockholder return of an initial investment of $100 on September 30, 2019 in Forestar common stock for the period from September 30, 2019 through September 30, 2024 compared to the same investment in the Russell 2000 Index and our peer group.
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
During the fiscal year ended September 30, 2024, we revised our peer group to consist of American Woodmark Corporation; Beazer Homes USA, Inc.; Century Communities, Inc.; Five Point Holdings, LLC; Howard Hughes Holdings Inc.; JELD-WEN Holding, Inc.; LGI Homes, Inc.; M/I Homes, Inc.; MasterBrand, Inc. and The St. Joe Company. We revised our peer group as three of our former peers were acquired during the fiscal year ended September 30, 2024 (M.D.C. Holdings, Inc.; Masonite International Corporation; and PGT Innovations). The companies comprising our peer group as of September 30, 2024 were selected based on their industries, similar market capitalization and business model.

Our former peer group consisted of the following companies: M.D.C. Holdings, Inc.; Tri Pointe Homes, Inc.; Century Communities, Inc.; Beazer Homes USA, Inc.; Five Point Holdings, LLC (Class A); The Howard Hughes Corporation; The St. Joe Company; Masonite International Corporation; and PGT Innovations, Inc.

Comparison of Five-Year Cumulative Total Return
$200
$150
$100
$50
$0
Sep-19
Sep-20
Sep-21
Sep-22
Sep-23
Sep-24
Forestar Group Inc.
Russell 2000
New Peer Group
Former Peer Group

	September 30,
Stock Performance Data:	2019	2020	2021	2022	2023	2024
Forestar Group Inc.	$100.00	$96.83	$101.91	$61.21	$147.37	$177.08
Russell 2000	100.00	100.39	148.26	113.42	123.54	156.60
New Peer Group	100.00	88.76	119.55	72.16	113.63	152.60
Former Peer Group	100.00	93.61	123.85	84.92	130.32	156.90

This performance graph shall not be deemed to be incorporated by reference into our SEC filings and should not constitute soliciting material or otherwise be considered filed under the Securities Act of 1933, as amended (Securities Act) or the Exchange Act.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to promote an understanding of our financial condition, results of operations, liquidity and certain other factors that may affect future results. MD&A is provided as a supplement to, and should be read in conjunction with our consolidated financial statements and notes to those statements that appear elsewhere in this Form 10-K. This section generally discusses the results of operations for fiscal 2024 compared to 2023. For similar operating and financial data and discussion of our fiscal 2023 results compared to our fiscal 2022 results, refer to Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" under Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2023, which was filed with the SEC on November 17, 2023.

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to any differences include, but are not limited to, those discussed under the caption "Forward-Looking Statements" and under Item 1A —"Risk Factors."

Our Operations

We are a residential lot development company with operations in 59 markets in 24 states as of September 30, 2024. In October 2017, we became a majority-owned subsidiary of D.R. Horton, Inc. As our controlling shareholder, D.R. Horton has significant influence in guiding our strategic direction and operations.

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

Demand for residential lots, particularly at affordable price points, remained strong during fiscal 2024, and our revenues increased 5% from the prior year period. The supply of new and existing homes at affordable price points remains limited, and low resale supply continues to support the demand for new construction. Demographics supporting housing demand remain favorable despite elevated mortgage rates and inflationary pressures, and homebuilders have continued to adjust to current market conditions by using incentives and price adjustments. While the disruptions in the supply chain for certain construction materials and tightness in the labor market have largely subsided, delays in receiving the necessary approvals from municipalities are still extending development cycle times, and development costs remain elevated. We attempt to offset cost increases in one component with savings in another, and we increase our land and lot sales prices when market conditions permit. However, if market conditions are challenging, we may have to reduce selling prices or may not be able to offset cost increases with higher selling prices.

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

Results of Operations

The following tables and related discussion set forth key operating and financial data as of and for the fiscal years ended September 30, 2024 and 2023.

Operating Results

Components of income before income taxes were as follows:

	Year Ended September 30,
	2024	2023
	(In millions)
Revenues	$1,509.4	$1,436.9
Cost of sales	1,150.1	1,132.8
Selling, general and administrative expense	118.5	97.7
Gain on sale of assets	(9.5)	(1.6)
Interest and other income	(19.8)	(13.6)
Income before income taxes	$270.1	$221.6

Lot Sales

Residential lots sold consisted of:

	Year Ended September 30,
	2024	2023
Development projects	14,769	14,040
Lot banking projects	299	—
	15,068	14,040

Average sales price per lot (a)	$96,600	$90,900
 _______________
(a) Excludes any impact from change in contract liabilities.

Revenues

Revenues consisted of:

	Year Ended September 30,
	2024	2023
	(In millions)
Residential lot sales:
Development projects	$1,418.5	$1,275.7
Lot banking projects	37.9	—
Decrease in contract liabilities	2.9	—
	1,459.3	1,275.7
Deferred development projects	8.1	29.0
	1,467.4	1,304.7
Tract sales and other	42.0	132.2
Total revenues	$1,509.4	$1,436.9

Residential lots sold and residential lot sales revenues in fiscal 2024 increased compared to the prior year period primarily due to improved demand for finished lots as homebuilders increased their pace of new home starts to better match the stronger demand for new homes, particularly at affordable price points.

Residential lot sales to D.R. Horton and customers other than D.R. Horton consisted of:

	Year Ended September 30,
	2024	2023
Residential lots sold to D.R. Horton	13,267	12,249
Residential lots sold to customers other than D.R. Horton	1,801	1,791
	15,068	14,040

Residential lot revenues from lot sales to D.R. Horton and customers other than D.R. Horton, before deferred development projects and changes in contract liabilities, consisted of:

	Year Ended September 30,
	2024	2023
	(In millions)
Revenues from lot sales to D.R. Horton	$1,271.4	$1,094.7
Revenues from lot sales to customers other than D.R. Horton	185.0	181.0
	$1,456.4	$1,275.7

Lots sold to customers other than D.R. Horton in fiscal 2024 and 2023 included 124 and 252 lots that were sold for $15.1 million and $28.2 million, respectively, to a lot banker who expects to sell those lots to D.R. Horton at a future date.

In fiscal 2022, we sold 854 deferred development lots to customers other than D.R. Horton for a total transaction price of $63.9 million. In fiscal 2024 and 2023, we recognized $8.1 million and $29.0 million of revenues as a result of our progress towards completion of our remaining unsatisfied performance obligations on these deferred development projects. At September 30, 2024, all performance obligations related to these deferred development lot sales have been fully satisfied.

Tract sales and other revenue in fiscal 2024 primarily consisted of $19.0 million of revenue recognized related to land banking contracts with D.R. Horton as well as 64 tract acres sold to customers other than D.R. Horton for $11.8 million. Tract sales and other revenue sold to customers other than D.R. Horton in fiscal 2024 included 12 tract acres sold for $5.1 million to a third party who expects to sell the tract to D.R Horton at a later date. Tract sales and other revenue in fiscal 2023 primarily consisted of 820 tract acres sold to D.R. Horton for $114.1 million and 68 tract acres sold to customers other than D.R. Horton for $12.8 million.

Cost of Sales, Real Estate Impairment and Land Option Charges and Interest Incurred

Cost of sales in fiscal 2024 increased compared to fiscal 2023 primarily due to the increase in the number of lots sold. Cost of sales related to tract sales and other revenues in fiscal 2024 and 2023 was $17.4 million and $95.1 million, respectively.

Each quarter, we review the performance and outlook for all of our real estate for indicators of potential impairment and perform detailed impairment evaluations and analyses when necessary. As a result of this process, no impairment charges were recorded during fiscal 2024. During fiscal 2023 we recorded non-cash impairment charges of $19.4 million. During fiscal 2024, and 2023, land purchase contract deposit and pre-acquisition cost write-offs related to land purchase contracts that we have terminated or expect to terminate were $4.1 million and $4.6 million.

We capitalize interest costs throughout the development period (active real estate). Capitalized interest is charged to cost of sales as the related real estate is sold to the buyer. Interest incurred was $32.6 million and $32.8 million in fiscal 2024 and 2023. Interest charged to cost of sales in fiscal 2024 was 2.5% of total cost of sales (excluding impairments and land option charges) compared to 2.4% of total cost of sales in fiscal 2023.

Selling, General and Administrative (SG&A) Expense and Other Income Statement Items

SG&A expense in fiscal 2024 was $118.5 million compared to $97.7 million in fiscal 2023. SG&A expense as a percentage of revenues was 7.9% and 6.8% in fiscal 2024 and 2023, respectively. Our SG&A expense primarily consisted of employee compensation and related costs. Our business operations employed 393 and 303 employees at September 30, 2024 and 2023, respectively. We attempt to control our SG&A costs while ensuring that our infrastructure supports our operations; however, we cannot make assurances that we will be able to maintain or improve upon the current SG&A expense as a percentage of revenues.

The gain on sale of assets in fiscal 2024 is the result of $9.5 million of excess hotel occupancy and sales and use tax revenues collected from the Cibolo Canyons Special Improvement District.

Interest and other income primarily represents interest earned on our cash deposits.

Income Taxes

Our income tax expense was $66.7 million and $54.7 million in fiscal 2024 and 2023, respectively, and our effective tax rate was 24.7% for both years. Our effective tax rate for both years includes an expense for state income taxes and nondeductible expenses.

At September 30, 2024, we had deferred tax liabilities, net of deferred tax assets, of $66.7 million. The deferred tax assets were partially offset by a valuation allowance of $0.8 million, resulting in a net deferred tax liability of $67.5 million. At September 30, 2023, deferred tax liabilities, net of deferred tax assets, were $49.8 million. The deferred tax assets were partially offset by a valuation allowance of $0.9 million, resulting in a net deferred tax liability of $50.7 million. The valuation allowance for both periods was recorded because it is more likely than not that a portion of our state deferred tax assets, primarily NOL carryforwards, will not be realized because we are no longer operating in some states or the NOL carryforward periods are too brief to realize the related deferred tax asset. We will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance on our deferred tax assets. Any reversal of the valuation allowance in future periods will impact our effective tax rate.

We had no unrecognized tax benefits at September 30, 2024 and 2023.

Land and Lot Position

Our land and lot position at September 30, 2024 and 2023 is summarized as follows:

	September 30
	2024	2023
Lots owned	57,800	52,400
Lots controlled through land and lot purchase contracts	37,300	26,800
Total lots owned and controlled	95,100	79,200

Owned lots under contract to sell to D.R. Horton	20,500	14,400
Owned lots under contract to customers other than D.R. Horton	500	600
Total owned lots under contract	21,000	15,000

Owned lots subject to right of first offer with D.R. Horton based on executed purchase and sale agreements	17,200	17,000
Owned lots fully developed	6,300	6,400

Liquidity and Capital Resources

Liquidity

At September 30, 2024, we had $481.2 million of cash and cash equivalents and $377.2 million of available borrowing capacity on our revolving credit facility. We have no senior note maturities until fiscal 2026. We believe we are well-positioned to operate effectively during changing economic conditions because of our low net leverage and strong liquidity position, our low overhead model and our strategic relationship with D.R. Horton.

At September 30, 2024, our ratio of debt to total capital (debt divided by stockholders’ equity plus debt) was 30.7% compared to 33.7% at September 30, 2023. Our ratio of net debt to total capital (debt net of unrestricted cash divided by stockholders’ equity plus debt net of unrestricted cash) was 12.4% compared to 5.5% at September 30, 2023. Over the long term, we intend to maintain our ratio of net debt to total capital at approximately 40% or less. We believe that the ratio of net debt to total capital is useful in understanding the leverage employed in our operations.

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

Bank Credit Facility

We have a $410 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $600 million, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the total revolving credit commitments. Borrowings under the revolving credit facility are subject to a borrowing base calculation based on the book value of our real estate assets and unrestricted cash. Letters of credit issued under the facility reduce the available borrowing capacity. The maturity date of the facility is October 28, 2026. At September 30, 2024, there were no borrowings outstanding and $32.8 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $377.2 million.

The revolving credit facility is guaranteed by our wholly-owned subsidiaries that are not immaterial subsidiaries and have not been designated as unrestricted subsidiaries. The revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require a minimum level of tangible net worth, a minimum level of liquidity and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At September 30, 2024, we were in compliance with all of the covenants, limitations and restrictions of our revolving credit facility.

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

The indentures governing our senior notes require that, upon the occurrence of both a change of control and a rating decline (as defined in each indenture), we offer to purchase the applicable series of notes at 101% of their principal amount. If we or our restricted subsidiaries dispose of assets, under certain circumstances, we will be required to either invest the net cash proceeds from such asset sales in our business within a specified period of time, repay certain senior secured debt or debt of our non-guarantor subsidiaries, or make an offer to purchase a principal amount of such notes equal to the excess net cash proceeds at a purchase price of 100% of their principal amount. The indentures contain covenants that, among other things, restrict the ability of us and our restricted subsidiaries to pay dividends or distributions, repurchase equity, prepay subordinated debt and make certain investments; incur additional debt or issue mandatorily redeemable equity; incur liens on assets; merge or consolidate with another company or sell or otherwise dispose of all or substantially all of our assets; enter into transactions with affiliates; and allow to exist certain restrictions on the ability of subsidiaries to pay dividends or make other payments. At September 30, 2024, we were in compliance with all of the limitations and restrictions associated with our senior note obligations.

Effective April 30, 2020, our Board of Directors authorized the repurchase of up to $30 million of our debt securities. The authorization has no expiration date. All of the $30 million authorization was remaining at September 30, 2024.

Other Note Payable

In December 2023, we issued a note payable of $9.9 million as part of a transaction to acquire real estate for development. The note is non-recourse, is secured by the underlying real estate, accrues interest at 4.0% per annum and matures in December 2025.

Issuance of Common Stock

We had an effective shelf registration statement filed with the Securities and Exchange Commission in October 2021, registering $750 million of equity securities, of which $300 million was reserved for sales under our at-the-market equity offering program. In fiscal 2024, we issued 546,174 shares of common stock issued under our at-the-market equity offering program for proceeds of $19.7 million, net of commissions and other issuance costs totaling $0.4 million. In September 2024, we filed a new shelf registration statement, which became effective in October 2024, registering $750 million of equity securities. At the time of filing the new registration statement, $728.1 million of equity securities remained available for issuance under our prior registration statement, which has since expired. Our at-the-market program expired in October 2024, and we anticipate entering into a new at-the-market equity offering program under our September 2024 shelf registration statement.

Operating Cash Flow Activities

In fiscal 2024, net cash used in operating activities was $158.4 million, which was primarily the result of the increase in real estate, partially offset by net income generated in the period and the increases in earnest money on sales contracts, accrued development costs and accounts payable and other accrued liabilities. In fiscal 2023, net cash provided by operating activities was $364.1 million, which was primarily the result of net income generated in the period adjusted for impairments and land option charges and the decrease in real estate, partially offset by the decreases in accounts payable and other accrued liabilities, accrued development costs and earnest money deposits on sales contracts.

Investing Cash Flow Activities

In fiscal 2024, net cash provided by investing activities was $7.3 million compared to $0.3 million in fiscal 2023. Cash provided by investing activities in fiscal 2024 included $9.5 million of excess hotel occupancy and sales and use tax revenues collected from the Cibolo Canyons Special Improvement District.

Financing Cash Flow Activities

In fiscal 2024, net cash provided by financing activities was $16.3 million compared to $13.2 million of cash used in financing activities in fiscal 2023. The cash provided by financing activities in fiscal 2024 primarily consisted of the issuance of common stock under our at-the-market equity offering program for net proceeds of $19.7 million. The cash used in financing activities in fiscal 2023 primarily consisted of the repayment of our other note payable.

Critical Accounting Policies and Estimates

General — A comprehensive enumeration of the significant accounting policies of Forestar Group Inc. and subsidiaries is presented in Note 1 to the accompanying financial statements as of September 30, 2024 and 2023, and for the years ended September 30, 2024, 2023 and 2022. Each of our accounting policies has been chosen based upon current authoritative literature that collectively comprises U.S. Generally Accepted Accounting Principles (GAAP). In instances where alternative methods of accounting are permissible under GAAP, we have chosen the method that most appropriately reflects the nature of our business, the results of our operations and our financial condition, and have consistently applied those methods over each of the periods presented in the financial statements. The Audit Committee of our Board of Directors has reviewed and approved the accounting policies selected.

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

Land and development costs are typically allocated to individual residential lots based on the relative sales value of the lot. Cost of sales includes applicable land and lot acquisition, land development and related costs (both incurred and estimated to be incurred) allocated to each residential lot in the project. Any changes to the estimated total development costs subsequent to the initial home or lot closings in a community are generally allocated on a pro-rata basis to the remaining homes or lots in the community associated with the relevant development activity.

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

Pending Accounting Standards

In November 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-07, “Segment Reporting - Improvements to Reportable Segment Disclosures,” which is intended to improve reportable segment disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. It also requires disclosure of the amount and description of the composition of other segment items and interim disclosures of a reportable segment’s profit or loss and assets. The standard is effective for our annual periods beginning in fiscal 2025 and interim periods beginning in the first quarter of fiscal 2026 on a retrospective basis to all periods presented. This standard will impact our disclosures but will not impact our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes - Improvements to Income Tax Disclosures,” which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation and modifies other income tax related disclosures. The standard is effective for us beginning October 1, 2025, with early adoption permitted. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures,” which requires disclosure of certain costs and expenses on an interim and annual basis in the notes to the financial statements. The standard is effective for our annual periods beginning in fiscal 2028 and interim periods beginning in the first quarter of fiscal 2029, with early adoption permitted. We are currently evaluating the impact this standard will have on our disclosures.

Forward-Looking Statements

This Annual Report on Form 10-K and other materials we have filed or may file with the Securities and Exchange Commission contain "forward-looking statements" within the meaning of the federal securities laws. These forward-looking statements are identified by their use of terms and phrases such as "believe," "anticipate," "could," "estimate," "likely," "intend," "may," "plan," "expect," and similar expressions, including references to assumptions. These statements reflect our current views with respect to future events and are subject to risks and uncertainties. We note that a variety of factors and uncertainties could cause our actual results to differ significantly from the results discussed in the forward-looking statements. Factors and uncertainties that might cause such differences include, but are not limited to:
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

At September 30, 2024, our fixed rate debt consisted of $400 million principal amount of 3.85% senior notes due May 2026, $300 million principal amount of 5.0% senior notes due March 2028 and $9.9 million principal amount of our 4.0% other note payable due December 2025. Our variable rate debt consisted of the outstanding borrowings on our $410 million senior unsecured revolving credit facility, of which there were none at September 30, 2024.

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

Management conducted the required assessment of the effectiveness of our internal control over financial reporting as of September 30, 2024. Based upon this assessment, management believes that our internal control over financial reporting is effective as of September 30, 2024.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Forestar Group Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Forestar Group Inc.’s internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Forestar Group Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2024 and 2023, the related consolidated statements of operations, total equity and cash flows for each of the three years in the period ended September 30, 2024, and the related notes and our report dated November 19, 2024 expressed an unqualified opinion thereon.

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
November 19, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Forestar Group Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Forestar Group Inc. (the Company) as of September 30, 2024 and 2023, the related consolidated statements of operations, total equity and cash flows for each of the three years in the period ended September 30, 2024, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 19, 2024 expressed an unqualified opinion thereon.

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
For the year ended September 30, 2024, the Company’s cost of sales was approximately $1.15 billion, which included the costs of direct land and lot acquisition, land development, and related costs (both incurred and estimated to be incurred) allocated to each residential lot in the project. As discussed in Note 1 to the consolidated financial statements, land development costs are typically allocated to individual residential lots based on the relative sales value of the lots. At the time of lot closings, land development activities may not yet be finalized. To recognize the appropriate amount of cost of sales, the Company estimates the total remaining development costs. Estimates are affected by changes to the land development project’s cost of labor, material, and subcontractors.

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

Fort Worth, Texas
November 19, 2024

FORESTAR GROUP INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2024	September 30, 2023
	(In millions, except share data)
ASSETS
Cash and cash equivalents	$481.2	$616.0
Real estate	2,266.2	1,790.3
Investment in unconsolidated ventures	0.3	0.5
Property and equipment, net	7.1	5.9
Other assets	85.3	58.0
Total assets	$2,840.1	$2,470.7
LIABILITIES
Accounts payable	$85.9	$68.4
Accrued development costs	144.6	104.1
Earnest money on sales contracts	172.3	121.4
Deferred tax liability, net	67.5	50.7
Accrued expenses and other liabilities	68.3	61.2
Debt	706.4	695.0
Total liabilities	1,245.0	1,100.8
Commitments and contingencies (Note 12)
EQUITY
Common stock, par value $1.00 per share, 200,000,000 authorized shares, 50,653,637 and 49,903,713 shares issued and outstanding at September 30, 2024 and 2023, respectively	50.7	49.9
Additional paid-in capital	665.2	644.2
Retained earnings	878.2	674.8
Stockholders' equity	1,594.1	1,368.9
Noncontrolling interests	1.0	1.0
Total equity	1,595.1	1,369.9
Total liabilities and equity	$2,840.1	$2,470.7

See accompanying notes to consolidated financial statements.

FORESTAR GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2024	2023	2022
	(In millions, except per share amounts)
Revenues	$1,509.4	$1,436.9	$1,519.1
Cost of sales	1,150.1	1,132.8	1,195.1
Selling, general and administrative expense	118.5	97.7	93.6
Equity in earnings of unconsolidated ventures	—	—	(1.2)
Gain on sale of assets	(9.5)	(1.6)	(3.2)
Interest and other income	(19.8)	(13.6)	(1.0)
Income before income taxes	270.1	221.6	235.8
Income tax expense	66.7	54.7	57.0
Net income	$203.4	$166.9	$178.8

Basic net income per common share	$4.03	$3.34	$3.59
Weighted average number of common shares	50.4	50.0	49.8

Diluted net income per common share	$4.00	$3.33	$3.59
Adjusted weighted average number of common shares	50.8	50.1	49.8

See accompanying notes to consolidated financial statements.

FORESTAR GROUP INC.
CONSOLIDATED STATEMENTS OF TOTAL EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Non-controlling Interests	Total Equity
	(In millions, except share amounts)
Balances at September 30, 2021 (49,580,389 shares)	$49.6	$636.2	$329.1	$1.0	$1,015.9
Net income	—	—	178.8	—	178.8
Issuance of common stock (84,547 shares)	0.1	1.6	—	—	1.7
Stock issued under employee benefit plans (96,544 shares)	0.1	—	—	—	0.1
Cash paid for shares withheld for taxes	—	(0.5)	—	—	(0.5)
Stock-based compensation expense	—	3.3	—	—	3.3
Balances at September 30, 2022 (49,761,480 shares)	$49.8	$640.6	$507.9	$1.0	$1,199.3
Net income	—	—	166.9	—	166.9
Stock issued under employee benefit plans (142,233 shares)	0.1	—	—	—	0.1
Cash paid for shares withheld for taxes	—	(0.7)	—	—	(0.7)
Stock-based compensation expense	—	4.3	—	—	4.3
Balances at September 30, 2023 (49,903,713 shares)	$49.9	$644.2	$674.8	$1.0	$1,369.9
Net income	—	—	203.4	—	203.4
Issuance of common stock (546,174 shares)	0.6	19.1	—	—	19.7
Stock issued under employee benefit plans (203,750 shares)	0.2	—	—	—	0.2
Cash paid for shares withheld for taxes	—	(3.4)	—	—	(3.4)
Stock-based compensation expense	—	5.3	—	—	5.3
Balances at September 30, 2024 (50,653,637 shares)	$50.7	$665.2	$878.2	$1.0	$1,595.1

See accompanying notes to consolidated financial statements.

FORESTAR GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2024	2023	2022
	(In millions)
OPERATING ACTIVITIES
Net income	$203.4	$166.9	$178.8
Adjustments:
Depreciation and amortization	3.0	3.0	2.7
Deferred income taxes	16.8	13.8	12.5
Equity in earnings of unconsolidated ventures	—	—	(1.2)
Stock-based compensation expense	5.3	4.3	3.3
Impairments and land option charges	4.1	24.0	12.5
Gain on sale of assets	(9.5)	(1.6)	(3.2)
Changes in operating assets and liabilities:
(Increase) decrease in real estate	(469.9)	206.3	(142.3)
Increase in other assets	(27.7)	(7.0)	(1.6)
Increase (decrease) in accounts payable and other accrued liabilities	24.7	(12.7)	40.9
Increase (decrease) in accrued development costs	40.5	(18.2)	17.8
Increase (decrease) in earnest money deposits on sales contracts	50.9	(14.7)	(11.5)
Net cash (used in) provided by operating activities	(158.4)	364.1	108.7
INVESTING ACTIVITIES
Expenditures for property, equipment, software and other	(2.2)	(1.3)	(3.5)
Return of investment in unconsolidated ventures	—	—	1.6
Proceeds from sale of assets	9.5	1.6	3.2
Net cash provided by investing activities	7.3	0.3	1.3
FINANCING ACTIVITIES
Issuance of common stock	19.7	—	1.7
Repayment of debt	—	(12.5)	—
Cash paid for shares withheld for taxes	(3.4)	(0.7)	(0.5)
Net cash provided by (used in) financing activities	16.3	(13.2)	1.2
(Decrease) increase in cash and cash equivalents	(134.8)	351.2	111.2
Cash and cash equivalents at beginning of year	616.0	264.8	153.6
Cash and cash equivalents at end of year	$481.2	$616.0	$264.8
SUPPLEMENTAL CASH FLOW INFORMATION:
Note payable issued for real estate	$9.9	$—	$—
Income taxes paid, net	$45.7	$44.7	$42.4

See accompanying notes to consolidated financial statements.

FORESTAR GROUP INC.
Notes to Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) and includes the accounts of Forestar Group Inc. ("Forestar") and all of its 100% owned, majority-owned and controlled subsidiaries, which are collectively referred to as the Company unless the context otherwise requires. The Company accounts for its investment in other entities in which it has significant influence over operations and financial policies using the equity method. All intercompany accounts, transactions and balances have been eliminated in consolidation. Noncontrolling interests in consolidated pass-through entities are recognized before income taxes. Net income attributable to noncontrolling interests is zero for all periods presented in the Company's statements of operations. The transactions included in net income in the consolidated statements of operations are the same as those that would be presented in comprehensive income. Thus, the Company's net income equates to comprehensive income.

In October 2017, Forestar became a majority-owned subsidiary of D.R. Horton, Inc. ("D.R. Horton") by virtue of a merger with a wholly-owned subsidiary of D.R. Horton. Immediately following the merger, D.R. Horton owned 75% of the Company's outstanding common stock. In connection with the merger, the Company entered into certain agreements with D.R. Horton, including a Stockholder’s Agreement, a Master Supply Agreement and a Shared Services Agreement. D.R. Horton is considered a related party of Forestar under GAAP. As of September 30, 2024, D.R. Horton owned approximately 62% of the Company's outstanding common stock.

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

Land and development costs are typically allocated to individual residential lots based on the relative sales value of the lot. Cost of sales includes applicable land and lot acquisition, land development and related costs (both incurred and estimated to be incurred) allocated to each residential lot in the project. Any changes to the estimated total development costs subsequent to the initial home or lot closings in a community are generally allocated on a pro-rata basis to the remaining homes or lots in the community associated with the relevant development activity.

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

Capitalized Interest

The Company capitalizes interest costs throughout the development period (active real estate). Capitalized interest is charged to cost of sales as the related real estate is sold. During periods in which the Company’s active real estate is lower than its debt level, a portion of the interest incurred is reflected as interest expense in the period incurred. During fiscal 2024 and 2023, the Company’s active real estate exceeded its debt level, and all interest incurred was capitalized to real estate. See Note 5.

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

FORESTAR GROUP INC.
Notes to Consolidated Financial Statements
Variable Interests

Land purchase contracts can result in the creation of a variable interest in the entity holding the land parcel under contract. There were no variable interest entities reported in the consolidated balance sheets at September 30, 2024 and 2023 because, with regard to each entity, the Company determined it did not control the activities that most significantly impact the variable interest entity’s economic performance.

The maximum exposure to losses related to the Company’s unconsolidated variable interest entities is limited to the amounts of the Company’s related deposits. At September 30, 2024 and 2023, the deposits related to these contracts totaled $23.4 million and $7.0 million, respectively, and are included in other assets in the consolidated balance sheets.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. The cost of significant additions and improvements is capitalized, and the cost of repairs and maintenance is expensed as incurred. Depreciation generally is recorded using the straight-line method over the estimated useful life of the asset as follows:

	Estimated Useful Lives	September 30,
		2024	2023
		(In millions)
Leasehold improvements	5 to 10 years	$1.8	$1.6
Property and equipment	2 to 10 years	9.1	7.0
Total property and equipment		10.9	8.6
Accumulated depreciation		(3.8)	(2.7)
Property and equipment, net		$7.1	$5.9

Depreciation expense was $1.1 million, $1.0 million and $0.7 million in fiscal 2024, 2023 and 2022, respectively.

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

FORESTAR GROUP INC.
Notes to Consolidated Financial Statements
Stock-Based Compensation

The Company’s stockholders formally authorize shares of its common stock to be available for future grants of stock-based compensation awards. From time to time, the Compensation Committee of the Company’s Board of Directors (Compensation Committee) authorizes the grant of stock-based compensation to its employees and directors from these available shares. At September 30, 2024, the outstanding stock-based compensation awards consist of time-based restricted stock units. Grants of time-based restricted stock units vest over a certain number of years as determined by the Compensation Committee. Restricted stock units outstanding at September 30, 2024 have a remaining vesting period of up to 4.5 years.

The compensation expense for stock-based awards is based on the grant date fair value of the award and is recognized on a straight-line basis over the remaining vesting period. The fair values of restricted stock units are based on the Company’s stock price at the date of grant. See Note 11.

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

Pending Accounting Standards

In November 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-07, “Segment Reporting - Improvements to Reportable Segment Disclosures,” which is intended to improve reportable segment disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. It also requires disclosure of the amount and description of the composition of other segment items and interim disclosures of a reportable segment’s profit or loss and assets. The standard is effective for the Company’s annual periods beginning in fiscal 2025 and interim periods beginning in the first quarter of fiscal 2026 on a retrospective basis to all periods presented. This standard will impact the Company’s disclosures but will not impact its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes - Improvements to Income Tax Disclosures,” which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation and modifies other income tax related disclosures. The standard is effective for the Company beginning October 1, 2025, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures,” which requires disclosure of certain costs and expenses on an interim and annual basis in the notes to the financial statements. The standard is effective for the Company’s annual periods beginning in fiscal 2028 and interim periods beginning in the first quarter of fiscal 2029, with early adoption permitted. The Company is currently evaluating the impact this standard will have on its disclosures.

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

FORESTAR GROUP INC.
Notes to Consolidated Financial Statements
Note 3 — Real Estate

Real estate consists of:

	September 30,
	2024	2023
	(In millions)
Developed and under development projects	$2,126.1	$1,760.8
Land held for future development	140.1	29.5
	$2,266.2	$1,790.3

During fiscal 2024, the Company invested $570.0 million for the acquisition of residential real estate and $1.0 billion for the development of residential real estate. At September 30, 2024 and 2023, land held for future development primarily consisted of undeveloped land which the Company has under contract to sell to D.R. Horton at a sales price equal to the carrying value of the land at the time of sale plus additional consideration of 12% to 16% per annum.

Each quarter, the Company reviews the performance and outlook for all of its real estate for indicators of potential impairment and performs detailed impairment evaluations and analyses when necessary. As a result of this process, no impairment charges were recorded during fiscal 2024. During fiscal 2023 and 2022, the Company recorded non-cash impairment charges of $19.4 million and $3.8 million, respectively.

During fiscal 2024, 2023 and 2022 land purchase contract deposit and pre-acquisition cost write-offs related to land purchase contracts that the Company has terminated or expects to terminate were $4.1 million, $4.6 million and $8.7 million, respectively. These land option charges and the impairments discussed above are included in cost of sales in the consolidated statements of operations.

Note 4 — Revenues

Revenues consist of:

	Year Ended September 30,
	2024	2023	2022
	(In millions)
Residential lot sales	$1,459.3	$1,275.7	$1,455.5
Deferred development lot sales	8.1	29.0	26.8
Tract sales and other	42.0	132.2	36.8
	$1,509.4	$1,436.9	$1,519.1

In fiscal 2022, the Company sold 854 deferred development lots to customers other than D.R. Horton for a total transaction price of $63.9 million. In fiscal 2024, 2023 and 2022, the Company recognized $8.1 million, $29.0 million and $26.8 million, respectively, of revenues as a result of its progress towards completion of its remaining unsatisfied performance obligations on these deferred development projects. At September 30, 2024, all performance obligations related to deferred development lot sales have been fully satisfied.

FORESTAR GROUP INC.
Notes to Consolidated Financial Statements
Note 5 — Capitalized Interest

The following table summarizes the Company’s interest costs incurred, capitalized and expensed in fiscal 2024, 2023 and 2022.

	Year Ended September 30,
	2024	2023	2022
	(In millions)
Capitalized interest, beginning of year	$58.5	$52.5	$53.7
Interest incurred	32.6	32.8	32.9
Interest charged to cost of sales	(28.1)	(26.8)	(34.1)
Capitalized interest, end of year	$63.0	$58.5	$52.5

Note 6 — Other Assets, Accrued Expenses and Other Liabilities

The Company's other assets at September 30, 2024 and 2023 were as follows:

	September 30,
	2024	2023
	(In millions)
Receivables, net	$28.4	$25.7
Lease right of use assets	9.6	7.6
Prepaid expenses	13.2	15.7
Land purchase contract deposits	23.4	7.0
Contract assets	8.9	—
Other assets	1.8	2.0
	$85.3	$58.0

The Company's accrued expenses and other liabilities at September 30, 2024 and 2023 were as follows:

	September 30,
	2024	2023
	(In millions)
Accrued employee compensation and benefits	$13.5	$11.2
Accrued property taxes	8.2	7.9
Lease liabilities	10.2	8.1
Accrued interest	7.3	7.0
Contract liabilities	2.7	10.0
Deferred income	4.1	4.1
Income taxes payable	8.6	4.4
Other accrued expenses	8.0	4.8
Other liabilities	5.7	3.7
	$68.3	$61.2

FORESTAR GROUP INC.
Notes to Consolidated Financial Statements
Note 7 — Debt

The Company's notes payable at their carrying amounts consist of the following:

	September 30,
	2024	2023
	(In millions)
Unsecured:
Revolving credit facility	$—	$—
3.85% senior notes due 2026 (1)	398.4	397.4
5.0% senior notes due 2028 (1)	298.1	297.6
Other note payable	9.9	—
	$706.4	$695.0
______________
(1)Unamortized debt issuance costs that were deducted from the carrying amounts of the senior notes totaled $3.5 million and $5.0 million at September 30, 2024 and 2023, respectively.

Bank Credit Facility

The Company has a $410 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $600 million, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the total revolving credit commitments. Borrowings under the revolving credit facility are subject to a borrowing base calculation based on the book value of the Company's real estate assets and unrestricted cash. Letters of credit issued under the facility reduce the available borrowing capacity. The maturity date of the facility is October 28, 2026. At September 30, 2024, there were no borrowings outstanding and $32.8 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $377.2 million.

The revolving credit facility is guaranteed by the Company’s wholly-owned subsidiaries that are not immaterial subsidiaries and have not been designated as unrestricted subsidiaries. The revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require a minimum level of tangible net worth, a minimum level of liquidity and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At September 30, 2024, the Company was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility.

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

The indentures governing the senior notes require that, upon the occurrence of both a change of control and a rating decline (as defined in each indenture), the Company offer to purchase the applicable series of notes at 101% of their principal amount. If the Company or its restricted subsidiaries dispose of assets, under certain circumstances, the Company will be required to either invest the net cash proceeds from such asset sales in its business within a specified period of time, repay certain senior secured debt or debt of its non-guarantor subsidiaries, or make an offer to purchase a principal amount of such notes equal to the excess net cash proceeds at a purchase price of 100% of their principal amount. The indentures contain covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries to pay dividends or distributions, repurchase equity, prepay subordinated debt and make certain investments; incur additional debt or issue mandatorily redeemable equity; incur liens on assets; merge or consolidate with another company or sell or otherwise dispose of all or substantially all of the Company’s assets; enter into transactions with affiliates; and allow to exist certain restrictions on the ability of subsidiaries to pay dividends or make other payments. At September 30, 2024, the Company was in compliance with all of the limitations and restrictions associated with its senior note obligations.

Effective April 30, 2020, the Board of Directors authorized the repurchase of up to $30 million of the Company’s debt securities. The authorization has no expiration date. All of the $30 million authorization was remaining at September 30, 2024.

Other Note Payable

In December 2023, the Company issued a note payable of $9.9 million as part of a transaction to acquire real estate for development. The note is non-recourse, is secured by the underlying real estate, accrues interest at 4.0% per annum and matures in December 2025.

Note 8 — Earnings per Share

The computations of basic and diluted earnings per share are as follows:

	Year Ended September 30,
	2024	2023	2022
	(In millions, except share and per share amounts)
Numerator:
Net income	$203.4	$166.9	$178.8
Denominator:
Weighted average common shares outstanding — basic	50,426,040	49,986,526	49,818,132
Dilutive effect of stock-based compensation	367,914	137,587	31,762
Total weighted average shares outstanding — diluted	50,793,954	50,124,113	49,849,894

Basic net income per common share	$4.03	$3.34	$3.59
Diluted net income per common share	$4.00	$3.33	$3.59

FORESTAR GROUP INC.
Notes to Consolidated Financial Statements
Note 9 — Income Taxes

The components of the Company's income tax expense are as follows:

	Year Ended September 30,
	2024	2023	2022
	(In millions)
Current tax expense:
Federal	$40.8	$33.9	$38.3
State and other	9.1	7.0	6.2
	49.9	40.9	44.5
Deferred tax expense:
Federal	13.4	11.5	10.2
State and other	3.4	2.3	2.3
	16.8	13.8	12.5
Income tax expense	$66.7	$54.7	$57.0

A reconciliation of the federal statutory rate to the Company's effective income tax rate follows:

	Year Ended September 30,
	2024	2023	2022
Federal statutory rate	21.0%	21.0%	21.0%
State, net of federal benefit	3.7	3.4	3.0
Valuation allowance	—	(0.1)	(0.1)
Other	—	0.4	0.3
Effective tax rate	24.7%	24.7%	24.2%

The effective tax rate for all years includes an expense for state income taxes and nondeductible expenses.

FORESTAR GROUP INC.
Notes to Consolidated Financial Statements
Significant components of deferred taxes are:

	September 30,
	2024	2023
	(In millions)
Deferred tax assets:
Real estate	$11.9	$10.5
Employee benefits	3.8	2.8
Net operating loss carryforwards	0.9	1.0
Accruals not deductible until paid	0.8	0.8
Total deferred tax assets	17.4	15.1
Valuation allowance	(0.8)	(0.9)
Total deferred tax assets, net of valuation allowance	16.6	14.2
Deferred tax liabilities:
Deferral of profit on lot sales	(84.1)	(64.9)
Total deferred tax liabilities	(84.1)	(64.9)
Deferred tax liability, net	$(67.5)	$(50.7)

At September 30, 2024, the Company had tax benefits of $0.9 million related to state NOL carryforwards, of which $0.4 million will expire between 2030 and 2037 while the remaining $0.5 million do not have an expiration date.

The Company had a valuation allowance of $0.8 million and $0.9 million at September 30, 2024 and 2023, respectively, because it is more likely than not that a portion of the Company's state deferred tax assets, primarily NOL carryforwards, will not be realized because the Company is no longer operating in some states or the NOL carryforward periods are too brief to realize the related deferred tax asset. The Company will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance on its deferred tax assets. Any reversal of the valuation allowance in future periods will impact the effective tax rate.

The Company is subject to a Tax Sharing Agreement with D.R. Horton. The agreement sets forth an equitable method for reimbursements of tax liabilities or benefits between the Company and D.R. Horton related to state and local income, margin or franchise tax returns that are filed on a unitary basis with D.R. Horton. In accordance with the agreement, the Company reimbursed D.R. Horton $2.2 million, $1.7 million and $0.7 million in fiscal 2024, 2023 and 2022, respectively, for its tax expense generated in fiscal 2023, 2022 and 2021.

The Company files income tax returns in the U.S. and in various state jurisdictions. The federal statute of limitations for tax years prior to 2021 is closed and the statute of limitations in major state jurisdictions for tax years prior to 2019 is closed. The Company is not currently being audited by the IRS. The Company is under audit by various states; however, the Company is not aware of any significant findings by the state taxing authorities.

The Company had no unrecognized tax benefits at September 30, 2024, 2023 and 2022.

Note 10 — Stockholders' Equity

The Company has an effective shelf registration statement, filed with the Securities and Exchange Commission in October 2021, registering $750 million of equity securities, of which $300 million was reserved for sales under the at-the-market equity offering program that became effective in November 2021. In fiscal 2024, the Company issued 546,174 shares of common stock under its at-the-market equity offering program for proceeds of $19.7 million, net of commissions and other issuance costs totaling $0.4 million. In September 2024, the Company filed a new shelf registration statement, which became effective in October 2024, registering $750 million of equity securities. At the time of filing the new registration statement, $728.1 million of equity securities remained available for issuance under the Company's prior registration statement, which has since expired. The Company's at-the-market equity offering program expired in October 2024, and the Company anticipates entering into a new at-the-market offering program under its September 2024 shelf registration statement.

FORESTAR GROUP INC.
Notes to Consolidated Financial Statements
Note 11 — Employee Benefit Plans

Retirement Plans

The Company has a 401(k) plan for all employees who have been with the Company for a period of six months or more. The Company matches portions of employees’ voluntary contributions. Additional employer contributions in the form of profit sharing may also be made at the Company’s discretion. The Company recorded expense of $1.1 million, $1.0 million and $0.8 million for matching contributions in fiscal 2024, 2023 and 2022, respectively, which is included in selling, general and administrative expense in the Company's consolidated statements of operations.

Employee Stock Purchase Plan

In October 2022, the Company’s Board of Directors adopted and, in January 2023, the Company’s shareholders approved the 2022 Employee Stock Purchase Plan ("ESPP"). The ESPP allows eligible employees the opportunity to purchase common stock of the Company at a discount at 6-month intervals through accumulated payroll deductions. Eligible employees purchase common stock of the Company during a purchase period at a discounted price of 85% of the fair market value of the stock on the designated dates of purchase. The price to eligible employees may be further discounted depending on the average fair market value of the stock during the period and certain other criteria. Under the terms of the plan, the total fair market value of common stock that an eligible employee may purchase each year is limited to the lesser of 15% of the employee’s annual compensation or $25,000. Under the plan, employees purchased 6,941 shares for $0.2 million in fiscal 2024. No shares were purchased under the ESPP in fiscal 2023. The aggregate number of shares of the Company's stock reserved for issuance under the plan is 2.5 million.

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

During fiscal 2024, 2023 and 2022, the Company granted time-based RSUs that vest annually in equal installments over periods of three to five years. The following table provides additional information related to time-based RSU activity during those periods.

	Year Ended September 30,
	2024		2023		2022
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	885,094	$16.63	621,951	$18.94	387,154	$20.70
Granted	178,035	37.94	511,698	14.76	394,786	17.76
Vested	(293,253)	17.07	(186,812)	18.88	(123,389)	19.98
Cancelled	(54,001)	18.18	(61,743)	17.63	(36,600)	19.98
Outstanding at end of year	715,875	$21.63	885,094	$16.63	621,951	$18.94

The total fair value of shares vested on the vesting date was $10.5 million, $3.5 million and $2.5 million during fiscal 2024, 2023 and 2022, respectively. Total stock-based compensation expense related to the Company's restricted stock units for fiscal 2024, 2023 and 2022 was $5.3 million, $4.3 million and $3.3 million, respectively. These expenses are included in selling, general and administrative expense in the Company's consolidated statements of operations. At September 30, 2024, there was $10.6 million of unrecognized compensation expense related to unvested time-based RSU awards. This expense is expected to be recognized over a weighted average period of 2.5 years.

FORESTAR GROUP INC.
Notes to Consolidated Financial Statements
Note 12 — Commitments and Contingencies

Contractual Obligations and Off-Balance Sheet Arrangements

In support of the Company's residential lot development business, it issues letters of credit under the revolving credit facility and has a surety bond program that provides financial assurance to beneficiaries related to the execution and performance of certain development obligations. At September 30, 2024, the Company had outstanding letters of credit of $32.8 million under the revolving credit facility and surety bonds of $809.0 million issued by third parties to secure performance under various contracts. The Company expects that its performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When the Company completes its performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving the Company with no continuing obligations. The Company has no material third-party guarantees.

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

At September 30, 2024, the Company had total deposits of $23.4 million related to contracts to purchase land with a total remaining purchase price of approximately $846.9 million. The majority of land and lots under contract are currently expected to be purchased within three years. None of the land purchase contracts were subject to specific performance provisions at September 30, 2024.

Other Commitments

The Company leases facilities and equipment under non-cancelable long-term operating lease agreements. In addition, the Company has various obligations under other office space and equipment leases of less than one year. Rent expense for facilities and equipment was $3.7 million, $3.1 million and $2.5 million in fiscal 2024, 2023 and 2022, respectively. Future minimum rental commitments, by fiscal year, under non-cancelable operating leases having an initial or remaining term in excess of one year are: 2025 — $3.2 million; 2026 — $2.9 million; 2027 — $2.0 million; 2028 — $1.6 million; 2029 — $0.8 million; and $0.6 million thereafter.

FORESTAR GROUP INC.
Notes to Consolidated Financial Statements
Note 13 — Related Party Transactions

D.R. Horton

The Company has a Shared Services Agreement with D.R. Horton whereby D.R. Horton provides the Company with certain administrative, compliance, operational and procurement services. During fiscal 2024, 2023 and 2022, selling, general and administrative expense in the consolidated statements of operations included $5.6 million, $3.8 million and $4.1 million for these shared services, $9.6 million, $8.5 million and $7.4 million reimbursed to D.R. Horton for the cost of health insurance and other employee benefits and $3.1 million, $2.9 million and $6.6 million for other corporate and administrative expenses paid by D.R. Horton on behalf of the Company.

The Company is subject to a Tax Sharing Agreement with D.R. Horton. The agreement sets forth an equitable method for reimbursements of tax liabilities or benefits between the Company and D.R. Horton related to state and local income, margin or franchise tax returns that are filed on a unitary basis with D.R. Horton. In accordance with the agreement, the Company reimbursed D.R. Horton $2.2 million, $1.7 million and $0.7 million in fiscal 2024, 2023 and 2022, respectively, for its tax expense generated in fiscal 2023, 2022 and 2021.

Under the terms of the Master Supply Agreement with D.R. Horton, both companies identify land development opportunities to expand Forestar's portfolio of assets. At September 30, 2024 and 2023, the Company owned approximately 57,800 and 52,400 residential lots, of which D.R. Horton had the following involvement.

	September 30,
	2024	2023
	(Dollars in millions)
Residential lots under contract to sell to D.R. Horton	20,500	14,400
Owned lots subject to right of first offer with D.R. Horton based on executed purchase and sale agreements	17,200	17,000
Earnest money deposits from D.R. Horton for lots under contract	$168.4	$117.1
Remaining sales price of lots under contract with D.R. Horton	$1,840.5	$1,319.2

Lot and land sales to D.R. Horton during fiscal years 2024, 2023 and 2022 were as follows:

	Year Ended September 30,
	2024	2023	2022
	(Dollars in millions)
Residential lots sold to D.R. Horton	13,267	12,249	14,895
Residential lot sales revenues from sales to D.R. Horton	$1,271.4	$1,094.7	$1,230.0
Decrease in contract liabilities on lot sales to D.R. Horton	$2.9	$—	$1.8
Tract acres sold to D.R. Horton	32	820	—
Tract sales revenues from sales to D.R. Horton	$15.2	$114.1	$—
Other revenues from D.R. Horton	$8.5	$1.0	$—

During fiscal 2024, 2023 and 2022, the Company reimbursed D.R. Horton approximately $27.5 million, $10.9 million and $8.7 million for previously paid earnest money and $22.9 million, $21.8 million and $58.9 million for pre-acquisition and other due diligence and development costs related to land purchase contracts identified by D.R. Horton that the Company independently underwrote and closed.

During fiscal 2024, 2023 and 2022, the Company paid D.R. Horton $0.9 million, $0.8 million and $2.8 million for land development services. These amounts are included in cost of sales in the Company’s consolidated statements of operations.

FORESTAR GROUP INC.
Notes to Consolidated Financial Statements
At September 30, 2024 and 2023, land held for future development primarily consisted of undeveloped land which the Company has under contract to sell to D.R. Horton at a sales price equal to the carrying value of the land at the time of sale plus additional consideration of 12% to 16% per annum.

At September 30, 2024 and 2023 accrued expenses and other liabilities on the Company's consolidated balance sheets included $5.2 million and $3.2 million owed to D.R. Horton for any accrued and unpaid shared service charges, land purchase contract deposits and due diligence and other development cost reimbursements. At September 30, 2024, other assets on the Company's consolidated balance sheet included $6.5 million of contract assets related to a contract with D.R. Horton.

R&R

During fiscal 2024, the Company acquired a tract of residential real estate from Double R DevCo, LLC ("R&R") for $11.3 million and simultaneously entered into a finished lot purchase agreement with D.R. Horton. The tract was originally under contract with D.R. Horton. The Company independently underwrote the transaction and chose to close in place of D.R. Horton. R&R is owned and controlled by Ryan Horton and Reagan Horton, the adult sons of the late Donald R. Horton, former Chairman of D.R. Horton.

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

FORESTAR GROUP INC.
Notes to Consolidated Financial Statements

For the financial assets and liabilities that the Company does not reflect at fair value, the following tables present both their respective carrying value and fair value at September 30, 2024 and 2023.

		Fair Value at September 30, 2024
	Carrying Value	Level 1	Level 2	Level 3	Total
	(in millions)
Cash and cash equivalents (a)	$481.2	$481.2	$—	$—	$481.2
Debt (b) (c)	706.4	—	683.6	9.9	693.5

		Fair Value at September 30, 2023
	Carrying Value	Level 1	Level 2	Level 3	Total
	(in millions)
Cash and cash equivalents (a)	$616.0	$616.0	$—	$—	$616.0
Debt (b)	695.0	—	633.2	—	633.2
 _____________________
(a)    The fair values of cash and cash equivalents approximate their carrying values due to their short-term nature and are classified as Level 1 within the fair value hierarchy.
(b)    At September 30, 2024 and 2023, debt primarily consisted of the Company's senior notes. The fair value of the senior notes is determined based on quoted market prices in markets that are not active, which is classified as Level 2 within the fair value hierarchy.
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

(c) Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the three months ended September 30, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is set forth under the captions "Election of Directors," "Delinquent Section 16(a) Reports," "Corporate Governance and Board Matters" and "Insider Trading Policy" in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

The information required by this item is set forth under the captions "Director Compensation," "Executive Compensation" and "CEO Pay Ratio" in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is set forth under the captions "Securities Authorized for Issuance under Equity Compensation Plans" and "Beneficial Ownership of Common Stock" in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is set forth under the captions "Certain Relationships and Related Party Transactions" and "Corporate Governance and Board Matters" in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services.

The information required by this item is set forth under the caption "Ratification of Appointment of our Independent Registered Public Accounting Firm" in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders.

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

10.8
Amended and Restated Stockholder’s Agreement, dated as of October 28, 2024, by and between Forestar Group Inc. and D.R. Horton, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 1, 2024).

10.9
Master Supply Agreement dated as of June 29, 2017, by and between Forestar Group Inc. and D.R. Horton, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on June 29, 2017).

10.10
State and Local Tax Sharing Agreement, dated as of April 1, 2019, between Forestar Group Inc. and D.R. Horton, Inc. (incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K filed with the Commission on November 17, 2023).

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

10.15†	Forestar Group Inc. 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 9, 2018).
10.16†	Forestar Group Inc. Executive Cash Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed with the Commission on November 1, 2024).
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

10.21†	Form of Performance Stock Units Award Agreement (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed with the Commission on November 1, 2024).
10.22
Amendment No. 1 to Credit Agreement, dated October 2, 2019 by and among Forestar Group Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the Lenders named therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on October 3, 2019).

10.23
Amendment No. 2 to Credit Agreement, dated April 16, 2021 by and among the Company, JPMorgan Chase Bank, N.A., as administrative agent, and the Lenders named therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on April 20, 2021).

10.24
Amendment No. 3 to Credit Agreement, dated October 28, 2022 by and among the Company, JPMorgan Chase Bank, N.A., as administrative agent, and the Lenders named therein (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on November 1, 2022).

10.25
Separation Agreement and General Release, dated as of January 1, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on January 24, 2024).

10.26	Consulting Agreement, dated as of January 1, 2024 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on January 24, 2024).
19.1*	Insider Trading Policy
21.1*	List of Subsidiaries of the Company.
23.1*	Consent of Ernst & Young LLP.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1†	Forestar Compensation Recoupment (Clawback) Policy (incorporated by reference to Exhibit 97.1 of the Company's Annual Report on Form 10-K filed with the Commission on November 17, 2023).
101.INS**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104**	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101).
_____________________
*	Filed or furnished herewith.
**	Submitted electronically herewith.
†	Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Forestar Group Inc.

Date:	November 19, 2024	By:	/s/ James D. Allen
James D. Allen
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony W. Oxley	Chief Executive Officer (Principal Executive Officer)	November 19, 2024
Anthony W. Oxley

/s/ James D. Allen	Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	November 19, 2024
James D. Allen

/s/ Donald J. Tomnitz	Executive Chairman of the Board	November 19, 2024
Donald J. Tomnitz

/s/ Kellie L. Fischer	Director	November 19, 2024
Kellie L. Fischer

/s/ Samuel R. Fuller	Director	November 19, 2024
Samuel R. Fuller

/s/ Lisa H. Jamieson	Director	November 19, 2024
Lisa H. Jamieson

/s/ Elizabeth (Betsy) Parmer	Director	November 19, 2024
Elizabeth (Betsy) Parmer

/s/ George W. Seagraves, II	Director	November 19, 2024
George W. Seagraves, II