Form 10-Q
period 2024-12-31
Forestar Group Inc.
filed 2025-01-23
CIK 1406587

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2024
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

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
Common Stock, $1.00 par value -- 50,675,397 shares as of January 17, 2025

FORESTAR GROUP INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FORESTAR GROUP INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2024	September 30, 2024
	(In millions, except share data)
ASSETS
Cash and cash equivalents	$132.0	$481.2
Real estate	2,736.8	2,266.2
Investment in unconsolidated ventures	—	0.3
Property and equipment, net	6.8	7.1
Other assets	85.0	85.3
Total assets	$2,960.6	$2,840.1
LIABILITIES
Accounts payable	$78.6	$85.9
Accrued development costs	131.4	144.6
Earnest money on sales contracts	206.7	172.3
Deferred tax liability, net	66.6	67.5
Accrued expenses and other liabilities	56.4	68.3
Debt	806.8	706.4
Total liabilities	1,346.5	1,245.0
Commitments and contingencies (Note 11)
EQUITY
Common stock, par value $1.00 per share, 200,000,000 authorized shares, 50,669,946 and 50,653,637 shares issued and outstanding at December 31, 2024 and September 30, 2024, respectively	50.7	50.7
Additional paid-in capital	667.7	665.2
Retained earnings	894.7	878.2
Stockholders' equity	1,613.1	1,594.1
Noncontrolling interests	1.0	1.0
Total equity	1,614.1	1,595.1
Total liabilities and equity	$2,960.6	$2,840.1

See accompanying notes to consolidated financial statements.

FORESTAR GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,
	2024	2023
	(In millions, except per share amounts)
Revenues	$250.4	$305.9
Cost of sales	195.4	233.0
Selling, general and administrative expense	36.0	28.0
Equity in earnings of unconsolidated ventures	(0.6)	—
Interest and other income	(2.3)	(6.3)
Income before income taxes	21.9	51.2
Income tax expense	5.4	13.0
Net income	$16.5	$38.2

Basic net income per common share	$0.32	$0.76
Weighted average number of common shares	50.8	50.1

Diluted net income per common share	$0.32	$0.76
Adjusted weighted average number of common shares	51.1	50.5

See accompanying notes to consolidated financial statements.

FORESTAR GROUP INC.
CONSOLIDATED STATEMENTS OF TOTAL EQUITY
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Non-controlling Interests	Total Equity
	(In millions, except share amounts)
Balances at September 30, 2024 (50,653,637 shares)	$50.7	$665.2	$878.2	$1.0	$1,595.1
Net income	—	—	16.5	—	16.5
Stock issued under employee benefit plans (16,309 shares)	—	—	—	—	—
Cash paid for shares withheld for taxes	—	(0.1)	—	—	(0.1)
Stock-based compensation expense	—	2.6	—	—	2.6
Balances at December 31, 2024 (50,669,946 shares)	$50.7	$667.7	$894.7	$1.0	$1,614.1

	Common Stock	Additional Paid-in Capital	Retained Earnings	Non-controlling Interests	Total Equity
	(In millions, except share amounts)
Balances at September 30, 2023 (49,903,713 shares)	$49.9	$644.2	$674.8	$1.0	$1,369.9
Net income	—	—	38.2	—	38.2
Stock issued under employee benefit plans (6,000 shares)	—	—	—	—	—
Cash paid for shares withheld for taxes	—	(0.2)	—	—	(0.2)
Stock-based compensation expense	—	0.9	—	—	0.9
Balances at December 31, 2023 (49,909,713 shares)	$49.9	$644.9	$713.0	$1.0	$1,408.8

See accompanying notes to consolidated financial statements.

FORESTAR GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended December 31,
	2024	2023
	(In millions)
OPERATING ACTIVITIES
Net income	$16.5	$38.2
Adjustments:
Depreciation and amortization	0.8	0.8
Deferred income taxes	(0.9)	(0.5)
Equity in earnings of unconsolidated ventures	(0.6)	—
Stock-based compensation expense	2.6	0.9
Impairments and land option charges	1.1	0.2
Changes in operating assets and liabilities:
Increase in real estate	(471.6)	(209.8)
Decrease (increase) in other assets	0.1	(0.9)
Decrease in accounts payable and other accrued liabilities	(19.2)	(0.9)
Decrease in accrued development costs	(13.2)	(4.2)
Increase in earnest money deposits on sales contracts	34.4	19.5
Net cash used in operating activities	(450.0)	(156.7)
INVESTING ACTIVITIES
Expenditures for property, equipment, software and other	—	(0.2)
Return of investment in unconsolidated ventures	0.9	—
Net cash provided by (used in) investing activities	0.9	(0.2)
FINANCING ACTIVITIES
Borrowings under revolving credit facility	100.0	—
Cash paid for shares withheld for taxes	(0.1)	(0.2)
Net cash provided by (used in) financing activities	99.9	(0.2)
Decrease in cash and cash equivalents	(349.2)	(157.1)
Cash and cash equivalents at beginning of period	481.2	616.0
Cash and cash equivalents at end of period	$132.0	$458.9
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Note payable issued for real estate	$—	$9.9

See accompanying notes to consolidated financial statements.

FORESTAR GROUP INC.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and include the accounts of Forestar Group Inc. ("Forestar") and all of its 100% owned, majority-owned and controlled subsidiaries, which are collectively referred to as the Company unless the context otherwise requires. The Company accounts for its investment in other entities in which it has significant influence over operations and financial policies using the equity method. All intercompany accounts, transactions and balances have been eliminated in consolidation. Noncontrolling interests in consolidated pass-through entities are recognized before income taxes. Net income attributable to noncontrolling interests is zero for both periods presented in the Company's statements of operations. The transactions included in net income in the consolidated statements of operations are the same as those that would be presented in comprehensive income. Thus, the Company's net income equates to comprehensive income.

In the opinion of management, these financial statements reflect all adjustments considered necessary to fairly state the results for the interim periods shown, including normal recurring accruals and other items. These financial statements, including the consolidated balance sheet as of September 30, 2024, which was derived from audited financial statements, do not include all of the information and notes required by GAAP for complete financial statements, and should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2024.

In October 2017, Forestar became a majority-owned subsidiary of D.R. Horton, Inc. ("D.R. Horton") by virtue of a merger with a wholly-owned subsidiary of D.R. Horton. Immediately following the merger, D.R. Horton owned 75% of the Company's outstanding common stock. In connection with the merger, the Company entered into certain agreements with D.R. Horton, including a Stockholder’s Agreement, a Master Supply Agreement and a Shared Services Agreement. D.R. Horton is considered a related party of Forestar under GAAP. As of December 31, 2024, D.R. Horton owned approximately 62% of the Company's outstanding common stock.

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

Seasonality

Although the growth of the Company's business and significant changes in market conditions have impacted its seasonal patterns in the past and could do so again in the future, the Company generally delivers more lots and generates greater revenues and pre-tax income in the fourth quarter of its fiscal year. As a result of seasonal activity, the Company's quarterly results of operations and financial position at the end of a particular fiscal quarter are not necessarily representative of the balance of its fiscal year.

Pending Accounting Standards

In November 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-07, "Segment Reporting - Improvements to Reportable Segment Disclosures," which is intended to improve reportable segment disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. It also requires disclosure of the amount and description of the composition of other segment items and interim disclosures of a reportable segment’s profit or loss and assets. The standard is effective for the Company's annual periods beginning in fiscal 2025 and interim periods beginning in the first quarter of fiscal 2026 on a retrospective basis to all periods presented. This standard will impact the Company's disclosures but will not impact its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, "Income Taxes - Improvements to Income Tax Disclosures," which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation and modifies other income tax related disclosures. The guidance is effective for the Company beginning October 1, 2025, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures," which requires disclosure of certain costs and expenses on an interim and annual basis in the notes to the financial statements. The standard is effective for the Company's annual periods beginning in fiscal 2028 and interim periods beginning in the first quarter of fiscal 2029, with early adoption permitted. The Company is currently evaluating the impact on its disclosures.

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

Note 3 — Real Estate

Real estate consists of:

	December 31, 2024	September 30, 2024
	(In millions)
Developed and under development projects	$2,484.1	$2,126.1
Land held for future development	252.7	140.1
	$2,736.8	$2,266.2

In the three months ended December 31, 2024, the Company invested $387.4 million for the acquisition of residential real estate and $297.0 million for the development of residential real estate. At December 31, 2024 and September 30, 2024, land held for future development primarily consisted of undeveloped land which the Company has under contract to sell to D.R. Horton at a sales price equal to the carrying value of the land at the time of sale plus additional consideration of 12% to 16% per annum.

Each quarter, the Company reviews the performance and outlook for all of its real estate for indicators of potential impairment and performs detailed impairment evaluations and analyses when necessary. As a result of this process, no impairment charges were recorded for either period presented in the consolidated statements of operations.

In the three months ended December 31, 2024 and 2023, land purchase contract deposit and pre-acquisition cost write-offs related to land purchase contracts that the Company has terminated or expects to terminate were $1.1 million and $0.2 million, respectively. These land option charges are included in cost of sales in the consolidated statements of operations.

Note 4 — Revenues

Revenues consist of:

	Three Months Ended December 31,
	2024	2023
	(In millions)
Residential lot sales	$247.4	$304.2
Deferred development lot sales	—	1.3
Tract sales and other	3.0	0.4
	$250.4	$305.9

Note 5 — Capitalized Interest

The Company capitalizes interest costs to real estate throughout the development period (active real estate). Capitalized interest is charged to cost of sales as the related real estate is sold. During periods in which the Company’s active real estate is lower than its debt level, a portion of the interest incurred is reflected as interest expense in the period incurred. In the first three months of fiscal 2025 and fiscal 2024, the Company’s active real estate exceeded its debt level, and all interest incurred was capitalized to real estate.

The following table summarizes the Company’s interest costs incurred, capitalized and expensed in the three months ended December 31, 2024 and 2023.

	Three Months Ended December 31,
	2024	2023
	(In millions)
Capitalized interest, beginning of period	$63.0	$58.5
Interest incurred	8.3	8.1
Interest charged to cost of sales	(3.5)	(6.1)
Capitalized interest, end of period	$67.8	$60.5

Note 6 — Other Assets, Accrued Expenses and Other Liabilities

The Company's other assets at December 31, 2024 and September 30, 2024 were as follows:

	December 31, 2024	September 30, 2024
	(In millions)
Receivables, net	$27.0	$28.4
Lease right of use assets	8.9	9.6
Prepaid expenses	12.3	13.2
Land purchase contract deposits	23.6	23.4
Contract assets	9.4	8.9
Other assets	3.8	1.8
	$85.0	$85.3

The Company's accrued expenses and other liabilities at December 31, 2024 and September 30, 2024 were as follows:

	December 31, 2024	September 30, 2024
	(In millions)
Accrued employee compensation and benefits	$4.9	$13.5
Accrued property taxes	2.5	8.2
Lease liabilities	9.5	10.2
Accrued interest	7.0	7.3
Contract liabilities	1.3	2.7
Deferred income	4.1	4.1
Income taxes payable	15.0	8.6
Other accrued expenses	3.8	8.0
Other liabilities	8.3	5.7
	$56.4	$68.3

Note 7 — Debt

The Company's notes payable at their carrying amounts consist of the following:

	December 31, 2024	September 30, 2024
	(In millions)
Unsecured:
Revolving credit facility	$100.0	$—
3.85% senior notes due 2026 (1)	398.6	398.4
5.0% senior notes due 2028 (1)	298.3	298.1
Other note payable	9.9	9.9
	$806.8	$706.4
______________
(1)Unamortized debt issuance costs that were deducted from the carrying amounts of the senior notes totaled $3.1 million and $3.5 million at December 31, 2024 and September 30, 2024, respectively.

Bank Credit Facility

The Company has a senior unsecured revolving credit facility that was amended in December 2024 to increase its capacity from $410 million to $640 million and to raise the uncommitted accordion feature that could increase the size of the facility to $1 billion, subject to certain conditions and availability of additional bank commitments. The amendment also extended the maturity date of the facility. The facility includes bank commitments of $575 million maturing on December 18, 2029 and $65 million maturing on October 28, 2026. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the total revolving credit commitments. Borrowings under the revolving credit facility are subject to a borrowing base calculation based on the book value of the Company's real estate assets and unrestricted cash. Letters of credit issued under the facility reduce the available borrowing capacity. At December 31, 2024, there were $100 million of borrowings outstanding at a 5.9% annual interest rate and $27.5 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $512.5 million.

The revolving credit facility is guaranteed by the Company’s wholly-owned subsidiaries that are not immaterial subsidiaries and have not been designated as unrestricted subsidiaries. The revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require a minimum level of tangible net worth, a minimum level of liquidity and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At December 31, 2024, the Company was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility.

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

The indentures governing the senior notes require that, upon the occurrence of both a change of control and a rating decline (as defined in each indenture), the Company offer to purchase the applicable series of notes at 101% of their principal amount. If the Company or its restricted subsidiaries dispose of assets, under certain circumstances, the Company will be required to either invest the net cash proceeds from such asset sales in its business within a specified period of time, repay certain senior secured debt or debt of its non-guarantor subsidiaries, or make an offer to purchase a principal amount of such notes equal to the excess net cash proceeds at a purchase price of 100% of their principal amount. The indentures contain covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries to pay dividends or distributions, repurchase equity, prepay subordinated debt and make certain investments; incur additional debt or issue mandatorily redeemable equity; incur liens on assets; merge or consolidate with another company or sell or otherwise dispose of all or substantially all of the Company’s assets; enter into transactions with affiliates; and allow to exist certain restrictions on the ability of subsidiaries to pay dividends or make other payments. At December 31, 2024, the Company was in compliance with all of the limitations and restrictions associated with its senior note obligations.

Effective April 30, 2020, the Board of Directors authorized the repurchase of up to $30 million of the Company’s debt securities. The authorization has no expiration date. All of the $30 million authorization was remaining at December 31, 2024.

Other Note Payable

In December 2023, the Company issued a note payable of $9.9 million as part of a transaction to acquire real estate for development. The note is non-recourse and is secured by the underlying real estate, accrues interest at 4.0% per annum and matures in December 2025.

Note 8 — Earnings per Share

The computations of basic and diluted earnings per share are as follows:

	Three Months Ended December 31,
	2024	2023
	(In millions, except share and per share amounts)
Numerator:
Net income	$16.5	$38.2
Denominator:
Weighted average common shares outstanding — basic	50,820,797	50,065,832
Dilutive effect of stock-based compensation	265,122	396,250
Total weighted average shares outstanding — diluted	51,085,919	50,462,082

Basic net income per common share	$0.32	$0.76
Diluted net income per common share	$0.32	$0.76

Note 9 — Income Taxes

The Company’s income tax expense for the three months ended December 31, 2024 was $5.4 million compared to $13.0 million in the prior year period. The effective tax rate was 24.7% for the three months ended December 31, 2024 compared to 25.4% in the prior year period. The effective tax rate for both periods included an expense for state income taxes and nondeductible expenses.

At December 31, 2024, the Company had deferred tax liabilities, net of deferred tax assets, of $65.8 million. The deferred tax assets were partially offset by a valuation allowance of $0.8 million, resulting in a net deferred tax liability of $66.6 million. At September 30, 2024, deferred tax liabilities, net of deferred tax assets, were $66.7 million. The deferred tax assets were partially offset by a valuation allowance of $0.8 million, resulting in a net deferred tax liability of $67.5 million. The valuation allowance for both periods was recorded because it is more likely than not that a portion of the Company's state deferred tax assets, primarily net operating loss (NOL) carryforwards, will not be realized because the Company is no longer operating in some states or the NOL carryforward periods are too brief to realize the related deferred tax asset. The Company will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance on its deferred tax assets. Any reversal of the valuation allowance in future periods will impact the effective tax rate.

Note 10 — Stockholders' Equity and Stock-Based Compensation

Stockholders' Equity

The Company has an effective shelf registration statement, filed with the Securities and Exchange Commission in September 2024, registering $750 million of equity securities, of which $300 million is reserved for sales under the at-the-market equity offering program that the Company entered into in November 2024. During the three months ended December 31, 2024, the Company did not issue any shares under its at-the-market equity offering program. At December 31, 2024, the full $750 million remained available for issuance under the Company's shelf registration statement, with $300 million reserved for sales under the at-the-market equity offering program.

Stock-Based Compensation

The Company’s Stock Incentive Plan provides for the granting of equity awards, such as performance stock units (PSUs) and restricted stock units (RSUs), to executive officers, other key employees and non-management directors. PSUs are earned by achieving key performance criteria and RSUs are earned through continued employment with the Company over a requisite time period. Each stock unit represents the contingent right to receive one share of the Company’s common stock if the performance criteria and/or vesting conditions are satisfied. The stock units have no dividend or voting rights until vested.

In the three months ended December 31, 2024, the Company granted 99,097 PSUs to its executive officers. The number of units that ultimately vest depends on the achievement of three performance criteria which are (i) relative total stockholder return, (ii) return on inventory and (iii) market share goals, and can range from 0% to 200% of the number of units granted. The three performance criteria are weighted equally. These awards vest at the end of a three-year performance period ending September 30, 2027. The grant date fair value of these equity awards was $35.20 per unit. Compensation expense related to this grant was $0.3 million in the three months ended December 31, 2024, based on an estimate of the Company’s achievement of the three performance criteria, the elapsed portion of the performance period and the grant date fair value of the award.

In the three months ended December 31, 2024, a total of 306,300 RSUs were granted. The weighted average grant date fair value of these equity awards was $29.00 per unit, and they vest annually in equal installments over periods of three to five years. Compensation expense related to these grants was $2.3 million in the three months ended December 31, 2024, which included $1.1 million of expense recognized for employees that were retirement eligible on the date of the grant.

Total stock-based compensation expense related to the Company's equity awards for the three months ended December 31, 2024 was $2.6 million compared to $0.9 million in the prior year period.

Note 11 — Commitments and Contingencies

Contractual Obligations and Off-Balance Sheet Arrangements

In support of the Company's residential lot development business, it issues letters of credit under the revolving credit facility and has a surety bond program that provides financial assurance to beneficiaries related to the execution and performance of certain development obligations. At December 31, 2024, the Company had outstanding letters of credit of $27.5 million under the revolving credit facility and surety bonds of $799.4 million issued by third parties to secure performance under various contracts. The Company expects that its performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When the Company completes its performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving the Company with no continuing obligations. The Company has no material third-party guarantees.

Litigation

On September 6, 2024, the Maryland Department of Environment (MDE) filed suit in the Circuit Court for Harford County, Maryland against the Company regarding various alleged stormwater compliance issues and violations at a project in Maryland dating from 2022 through 2024, seeking injunctive relief and civil penalties. Since the Company's first discovery of these issues, it has enhanced its practices and procedures related to stormwater compliance at the project in question, and is seeking to resolve these matters through further discussions with MDE. The Company does not believe it is reasonably possible that this matter would result in a loss that would have a material effect on its consolidated financial position, results of operations or cash flows.

In addition, the Company is involved in various other legal proceedings that arise from time to time in the ordinary course of business and believes that adequate reserves have been established for any probable losses. The Company does not believe that the outcome of any of these proceedings will have a significant adverse effect on its financial position, long-term results of operations or cash flows. It is possible, however, that charges related to these matters could be significant to the Company's results or cash flows in any one accounting period.

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

At December 31, 2024, the Company had total deposits of $23.6 million related to contracts to purchase land with a total remaining purchase price of approximately $796.1 million. The majority of land and lots under contract are currently expected to be purchased within 3 years. None of the land purchase contracts were subject to specific performance provisions at December 31, 2024.

Note 12 — Related Party Transactions

D.R. Horton

The Company has a Shared Services Agreement with D.R. Horton whereby D.R. Horton provides the Company with certain administrative, compliance, operational and procurement services. In the three months ended December 31, 2024 and 2023, selling, general and administrative expense in the consolidated statements of operations included $1.8 million and $1.3 million for these shared services, $3.5 million and $2.4 million reimbursed to D.R. Horton for the cost of health insurance and other employee benefits and $0.2 million and $0.3 million for other corporate and administrative expenses paid by D.R. Horton on behalf of the Company.

Under the terms of the Master Supply Agreement with D.R. Horton, both companies identify land development opportunities to expand Forestar's portfolio of assets. At December 31, 2024 and September 30, 2024, the Company owned approximately 68,300 and 57,800 residential lots, respectively, of which D.R. Horton had the following involvement.

	December 31, 2024	September 30, 2024
	(Dollars in millions)
Residential lots under contract to sell to D.R. Horton	24,500	20,500
Owned lots subject to right of first offer with D.R. Horton based on executed purchase and sale agreements	19,300	17,200
Earnest money deposits from D.R. Horton for lots under contract	$202.9	$168.4
Remaining sales price of lots under contract with D.R. Horton	$2,136.7	$1,840.5

Lot and land sales to D.R. Horton in the three months ended December 31, 2024 and 2023 were as follows:

	Three Months Ended December 31,
	2024	2023
	(Dollars in millions)
Residential lots sold to D.R. Horton	2,112	2,834
Residential lot sales revenues from sales to D.R. Horton	$217.4	$272.8
Decrease in contract liabilities on lot sales to D.R. Horton	$1.2	$0.7
Tract sales and other revenues from D.R. Horton	$2.0	$—

In the three months ended December 31, 2024, the Company reimbursed D.R. Horton approximately $4.2 million for pre-acquisition and other due diligence and development costs related to land purchase contracts identified by D.R. Horton that the Company independently underwrote and closed compared to reimbursements of $4.6 million in the prior year period. In the three months ended December 31, 2024, the Company reimbursed D.R. Horton approximately $10.0 million for previously paid earnest money related to those land purchase contracts compared to reimbursements of $13.3 million in the prior year period. In the three months ended December 31, 2024, the Company purchased $2.1 million of water rights from D.R. Horton.

In the three months ended December 31, 2024, the Company paid D.R. Horton $0.1 million for land development services compared to $0.5 million for these services in the prior year period. These amounts are included in cost of sales in the Company’s consolidated statements of operations.

At December 31, 2024 and September 30, 2024, land held for future development primarily consisted of undeveloped land which the Company has under contract to sell to D.R. Horton at a sales price equal to the carrying value of the land at the time of sale plus additional consideration of 12% to 16% per annum.

At December 31, 2024, accrued expenses and other liabilities on the Company's consolidated balance sheets included $2.1 million owed to D.R. Horton for any accrued and unpaid shared service charges, land purchase contract deposits and due diligence and other development cost reimbursements compared to $5.2 million at September 30, 2024.

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

For the financial assets and liabilities that the Company does not reflect at fair value, the following tables present both their respective carrying value and fair value at December 31, 2024 and September 30, 2024.

		Fair Value at December 31, 2024
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In millions)
Cash and cash equivalents (a)	$132.0	$132.0	$—	$—	$132.0
Debt (b) (c)	806.8	—	680.2	109.9	790.1

		Fair Value at September 30, 2024
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In millions)
Cash and cash equivalents (a)	$481.2	$481.2	$—	$—	$481.2
Debt (b) (c)	706.4	—	683.6	9.9	693.5
 ____________________
(a)    The fair values of cash and cash equivalents approximate their carrying values due to their short-term nature and are classified as Level 1 within the fair value hierarchy.
(b)    At December 31, 2024 and September 30, 2024, debt primarily consisted of the Company's senior notes. The fair value of the senior notes is determined based on quoted market prices in markets that are not active, which is classified as Level 2 within the fair value hierarchy.
(c)    The fair value of the Company's other note payable and borrowings on the revolving credit facility approximate carrying value due to their short-term nature or floating interest rate terms, as applicable, and are classified as Level 3 within the fair value hierarchy.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in this quarterly report and with our annual report on Form 10-K for the fiscal year ended September 30, 2024. Some of the information contained in this discussion and analysis constitutes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those described in the "Forward-Looking Statements" section following this discussion.

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

In October 2017, Forestar became a majority-owned subsidiary of D.R. Horton, Inc. ("D.R. Horton") by virtue of a merger with a wholly-owned subsidiary of D.R. Horton. Immediately following the merger, D.R. Horton owned 75% of our outstanding common stock. As of December 31, 2024, D.R. Horton owned approximately 62% of our outstanding common stock. As our controlling shareholder, D.R. Horton has significant influence in guiding our strategic direction and operations.

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

Our real estate segment conducts a wide range of project planning and management activities related to the entitlement, acquisition, community development and sale of residential lots. We generally secure entitlements while the land is under contract by creating plans that meet the needs of the markets where we operate, and we aim to have all entitlements secured before closing on the investment. Moving land through the entitlement and development process creates significant value. We primarily invest in entitled short-duration projects that can be developed in phases, enabling us to complete and sell lots at a pace that matches market demand, consistent with our focus on maximizing capital efficiency and returns. We occasionally make short-term strategic investments in finished lots (lot banking) and undeveloped land (land banking) with the intent to sell these assets within a short time period to utilize available capital prior to its deployment into longer-term lot development projects. For the three months ended December 31, 2024, we sold 2,333 lots with an average sales price of $105,500. At December 31, 2024, our lot position consisted of 106,000 residential lots, of which approximately 68,300 were owned and 37,700 were controlled through purchase contracts. Of our 68,300 owned lots, approximately 25,200 lots are under contract to be sold for an aggregate remaining sales price of approximately $2.2 billion.

We have expanded and diversified our lot development operations across 62 markets in 24 states by investing available capital into our existing markets and by entering new markets. We believe our geographically diverse operations provide a strong platform for us to consolidate market share in the highly fragmented lot development industry. We also believe our geographic diversification lowers our operational risks and enhances our earnings potential by mitigating the effects of local and regional economic cycles.

Our customers are primarily local, regional and national homebuilders. The lots we deliver in our communities are primarily for entry-level, first-time move-up and active adult homes. Entry-level and first-time move-up homebuyers are the largest segments of the new home market.

In the three months ended December 31, 2024, total lots closed and total residential lot sales revenue decreased 26% and 19%, respectively, compared to the prior year period primarily due to builders moderating their pace of new home starts to better match current market conditions and sell through existing inventories. Although the level of new and existing home inventories has increased from historically low levels, the supply of homes at affordable price points generally remains limited, and demographics supporting housing demand remain favorable, despite continued affordability challenges. Mortgage rate buy down incentives offered by builders have helped to address affordability and spur demand. Our ongoing focus is primarily to develop lots for homes at affordable price points. While disruptions in the supply chain for certain construction materials and tightness in the labor market have largely subsided, municipality delays are still extending development cycle times, and development costs remain elevated. We attempt to offset cost increases in one component with savings in another, and we increase our land and lot sales prices when market conditions permit. However, if market conditions are challenging, we may have to reduce selling prices or may not be able to offset cost increases with higher selling prices.

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

Results of Operations

The following tables and related discussion set forth key operating and financial data as of and for the three months ended December 31, 2024 and 2023.

Operating Results

Components of income before income taxes were as follows:

	Three Months Ended December 31,
	2024	2023
	(In millions)
Revenues	$250.4	$305.9
Cost of sales	195.4	233.0
Selling, general and administrative expense	36.0	28.0
Equity in earnings of unconsolidated ventures	(0.6)	—
Interest and other income	(2.3)	(6.3)
Income before income taxes	$21.9	$51.2

Lot Sales

Residential lots sold consisted of:

	Three Months Ended December 31,
	2024	2023
Development projects	2,291	3,150
Lot banking projects	42	—
	2,333	3,150

Average sales price per lot (a)	$105,500	$96,400
 _______________
(a) Excludes any impact from change in contract liabilities.

Revenues

Revenues consisted of:

	Three Months Ended December 31,
	2024	2023
	(In millions)
Residential lot sales:
Development projects	$241.0	$303.5
Lot banking projects	5.2	—
Decrease in contract liabilities	1.2	0.7
	247.4	304.2
Deferred development projects	—	1.3
	247.4	305.5
Tract sales and other	3.0	0.4
Total revenues	$250.4	$305.9

Residential lots sold and residential lot sales revenues in the three months ended December 31, 2024 decreased compared to the prior year period primarily due to builders moderating their pace of new home starts to better match current market conditions and sell through existing inventories.

Residential lot sales to D.R. Horton and customers other than D.R. Horton consisted of:

	Three Months Ended December 31,
	2024	2023
Residential lots sold to D.R. Horton	2,112	2,834
Residential lots sold to customers other than D.R. Horton	221	316
	2,333	3,150

Residential lot revenues from lot sales to D.R. Horton and customers other than D.R. Horton, before deferred development projects and changes in contract liabilities, consisted of:

	Three Months Ended December 31,
	2024	2023
	(In millions)
Revenues from lot sales to D.R. Horton	$217.4	$272.8
Revenues from lot sales to customers other than D.R. Horton	28.8	30.7
	$246.2	$303.5

Lots sold to customers other than D.R. Horton in the three months ended December 31, 2023 included 124 lots that were sold for $15.1 million to a lot banker who expects to sell those lots to D.R. Horton at a future date.

Tract sales and other revenue in the three months ended December 31, 2024 primarily consisted of $2.0 million of revenue recognized related to land banking contracts with D.R. Horton.

Cost of Sales, Real Estate Impairment and Land Option Charges and Interest Incurred

Cost of sales in the three months ended December 31, 2024 decreased compared to the prior year period primarily due to the decrease in the number of lots sold.

Each quarter, we review the performance and outlook for all of our real estate for indicators of potential impairment and perform detailed impairment evaluations and analyses when necessary. As a result of this process, no impairment charges were recorded in the three months ended December 31, 2024 and 2023. In the three months ended December 31, 2024, land purchase contract deposit and pre-acquisition cost write-offs related to land purchase contracts that we have terminated or expect to terminate were $1.1 million compared to $0.2 million in the prior year period.

We capitalize interest costs throughout the development period (active real estate). Capitalized interest is charged to cost of sales as the related real estate is sold to the buyer. Interest incurred was $8.3 million in the three months ended December 31, 2024 compared to $8.1 million in the prior year period. Interest charged to cost of sales in the three months ended December 31, 2024 was 1.8% of total cost of sales (excluding impairments and land option charges) compared to 2.6% in the prior year period.

Selling, General and Administrative (SG&A) Expense and Other Income Statement Items

SG&A expense in the three months ended December 31, 2024 was $36.0 million compared to $28.0 million in the prior year period. SG&A expense as a percentage of revenues was 14.4% in the three months ended December 31, 2024 compared to 9.2% in the prior year period. Our SG&A expense primarily consisted of employee compensation and related costs. Our business operations employed 427 and 329 employees at December 31, 2024 and 2023, respectively. We attempt to control our SG&A costs while ensuring that our infrastructure supports our operations; however, we cannot make assurances that we will be able to maintain or improve upon the current SG&A expense as a percentage of revenues.

Interest and other income primarily represents interest earned on our cash deposits.

Income Taxes

Income tax expense for the three months ended December 31, 2024 was $5.4 million compared to $13.0 million in the prior year period. Our effective tax rate was 24.7% for the three months ended December 31, 2024 compared to 25.4% in the prior year period. The effective tax rate for both periods included an expense for state income taxes and nondeductible expenses.

At December 31, 2024, we had deferred tax liabilities, net of deferred tax assets, of $65.8 million. The deferred tax assets were partially offset by a valuation allowance of $0.8 million, resulting in a net deferred tax liability of $66.6 million. At September 30, 2024, deferred tax liabilities, net of deferred tax assets, were $66.7 million. The deferred tax assets were partially offset by a valuation allowance of $0.8 million, resulting in a net deferred tax liability of $67.5 million. The valuation allowance for both periods was recorded because it is more likely than not that a portion of our state deferred tax assets, primarily net operating loss (NOL) carryforwards, will not be realized because we are no longer operating in some states or the NOL carryforward periods are too brief to realize the related deferred tax asset. We will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance on our deferred tax assets. Any reversal of the valuation allowance in future periods will impact our effective tax rate.

Land and Lot Position

Our land and lot position at December 31, 2024 and September 30, 2024 is summarized as follows:

	December 31, 2024	September 30, 2024
Lots owned	68,300	57,800
Lots controlled through land and lot purchase contracts	37,700	37,300
Total lots owned and controlled	106,000	95,100

Owned lots under contract to sell to D.R. Horton	24,500	20,500
Owned lots under contract to customers other than D.R. Horton	700	500
Total owned lots under contract	25,200	21,000

Owned lots subject to right of first offer with D.R. Horton based on executed purchase and sale agreements	19,300	17,200
Owned lots fully developed	8,100	6,300

Liquidity and Capital Resources

Liquidity

At December 31, 2024, we had $132.0 million of cash and cash equivalents and $512.5 million of available borrowing capacity on our revolving credit facility. We have no senior note maturities until fiscal 2026. We believe we are well-positioned to operate effectively during changing economic conditions because of our low net leverage and strong liquidity position, our low overhead model and our strategic relationship with D.R. Horton.

At December 31, 2024, our ratio of debt to total capital (debt divided by stockholders’ equity plus debt) was 33.3% compared to 30.7% at September 30, 2024 and 33.4% at December 31, 2023. Our ratio of net debt to total capital (debt net of unrestricted cash divided by stockholders’ equity plus debt net of unrestricted cash) was 29.5% compared to 12.4% at September 30, 2024 and 14.9% at December 31, 2023. Over the long term, we intend to maintain our ratio of net debt to total capital at approximately 40% or less. We believe that the ratio of net debt to total capital is useful in understanding the leverage employed in our operations.

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

Bank Credit Facility

We have a senior unsecured revolving credit facility that was amended in December 2024 to increase its capacity from $410 million to $640 million and to raise the uncommitted accordion feature that could increase the size of the facility to $1 billion, subject to certain conditions and availability of additional bank commitments. The amendment also extended the maturity date of the facility. The facility includes bank commitments of $575 million maturing on December 18, 2029 and $65 million maturing on October 28, 2026. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the total revolving credit commitments. Borrowings under the revolving credit facility are subject to a borrowing base calculation based on the book value of our real estate assets and unrestricted cash. Letters of credit issued under the facility reduce the available borrowing capacity. At December 31, 2024, there were $100 million of borrowings outstanding at a 5.9% annual interest rate and $27.5 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $512.5 million.

The revolving credit facility is guaranteed by our wholly-owned subsidiaries that are not immaterial subsidiaries and have not been designated as unrestricted subsidiaries. The revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require a minimum level of tangible net worth, a minimum level of liquidity and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At December 31, 2024, we were in compliance with all of the covenants, limitations and restrictions of our revolving credit facility.

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

The indentures governing our senior notes require that, upon the occurrence of both a change of control and a rating decline (as defined in each indenture), we offer to purchase the applicable series of notes at 101% of their principal amount. If we or our restricted subsidiaries dispose of assets, under certain circumstances, we will be required to either invest the net cash proceeds from such asset sales in our business within a specified period of time, repay certain senior secured debt or debt of our non-guarantor subsidiaries, or make an offer to purchase a principal amount of such notes equal to the excess net cash proceeds at a purchase price of 100% of their principal amount. The indentures contain covenants that, among other things, restrict the ability of us and our restricted subsidiaries to pay dividends or distributions, repurchase equity, prepay subordinated debt and make certain investments; incur additional debt or issue mandatorily redeemable equity; incur liens on assets; merge or consolidate with another company or sell or otherwise dispose of all or substantially all of our assets; enter into transactions with affiliates; and allow to exist certain restrictions on the ability of subsidiaries to pay dividends or make other payments. At December 31, 2024, we were in compliance with all of the limitations and restrictions associated with our senior note obligations.

Effective April 30, 2020, our Board of Directors authorized the repurchase of up to $30 million of our debt securities. The authorization has no expiration date. All of the $30 million authorization was remaining at December 31, 2024.

Other Note Payable

In December 2023, we issued a note payable of $9.9 million as part of a transaction to acquire real estate for development. The note is non-recourse and is secured by the underlying real estate, accrues interest at 4.0% per annum and matures in December 2025.

Issuance of Common Stock

We have an effective shelf registration statement filed with the Securities and Exchange Commission in September 2024, registering $750 million of equity securities, of which $300 million was reserved for sales under our at-the-market equity offering program that we entered into in November 2024. In the three months ended December 31, 2024, we did not issue any shares of common stock under our at-the-market equity offering program. At December 31, 2024, the full $750 million remained available for issuance under the shelf registration statement, with $300 million reserved for sales under our at-the-market equity offering program.

Operating Cash Flow Activities

In the three months ended December 31, 2024, net cash used in operating activities was $450.0 million, which was primarily the result of the increase in real estate and the decreases in accounts payable and other liabilities and accrued development costs, partially offset by net income generated in the period and the increase in earnest money on sales contracts. In the three months ended December 31, 2023, net cash used in operating activities was $156.7 million, which was primarily the result of the increase in real estate, partially offset by net income generated in the period and the increases in earnest money on sales contracts.

Investing Cash Flow Activities

In the three months ended December 31, 2024, net cash provided by investing activities was $0.9 million compared to $0.2 million of net cash used in the prior year period.

Financing Cash Flow Activities

In the three months ended December 31, 2024, net cash provided by financing activities was $99.9 million compared to $0.2 million of net cash used in financing activities in the prior year period. Cash provided by financing activities in the three months ended December 31, 2024 was primarily the result of $100 million of borrowings under our senior unsecured revolving credit facility.

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies or estimates from those disclosed in our 2024 Annual Report on Form 10-K.

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

Other factors, including the risk factors described in Item 1A of our 2024 Annual Report on Form 10-K, may also cause actual results to differ materially from those projected by our forward-looking statements. New factors emerge from time to time and it is not possible for us to predict all such factors, nor can we assess the impact of any such factor on our business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

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

At December 31, 2024, our fixed rate debt consisted of $400 million principal amount of our 3.85% senior notes due May 2026, $300 million principal amount of our 5.0% senior notes due March 2028 and $9.9 million principal amount of our 4.0% other note payable due in December 2025. Our variable rate debt consisted of $100 million of outstanding borrowings on our $640 million senior unsecured revolving credit facility at December 31, 2024. The average annual interest rate on our outstanding borrowings of $100 million on our senior unsecured revolving credit facility at December 31, 2024 was 5.9%.

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

(b) Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information.

(c) Trading Plans

During the three months ended December 31, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Exhibit
3.1
Third Amended and Restated Certificate of Incorporation of Forestar Group Inc (incorporated by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K filed with the Commission on January 22, 2025)

10.1
Amended and Restated Stockholder’s Agreement, dated as of October 28, 2024, by and between Forestar Group Inc. and D.R. Horton, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 1, 2024).

10.2	Forestar Group Inc. Executive Cash Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on November 1, 2024).
10.3	Form of Performance Stock Units Award Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on November 1, 2024).
10.4
Equity Distribution Agreement, dated as of November 19, 2024 among Forestar Group Inc. and the Sales Agents named therein (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 20, 2024).

10.5
Amendment No. 4 to Credit Agreement, dated December 18, 2024 by and among Forestar Group Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders named therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on December 23, 2024).

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

Forestar Group Inc.

Date:	January 23, 2025	By:	/s/ James D. Allen
James D. Allen, on behalf of Forestar Group Inc.
as Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)