Form 10-Q
period 2025-03-31
Forestar Group Inc.
filed 2025-04-22
CIK 1406587

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2025
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
Common Stock, $1.00 par value -- 50,823,800 shares as of April 18, 2025

FORESTAR GROUP INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FORESTAR GROUP INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2025	September 30, 2024
	(In millions, except share data)
ASSETS
Cash and cash equivalents	$174.3	$481.2
Real estate	2,759.4	2,266.2
Investment in unconsolidated ventures	—	0.3
Property and equipment, net	7.1	7.1
Other assets	101.9	85.3
Total assets	$3,042.7	$2,840.1
LIABILITIES
Accounts payable	$70.0	$85.9
Accrued development costs	122.9	144.6
Earnest money on sales contracts	212.1	172.3
Deferred tax liability, net	74.9	67.5
Accrued expenses and other liabilities	44.4	68.3
Debt	872.5	706.4
Total liabilities	1,396.8	1,245.0
Commitments and contingencies (Note 11)
EQUITY
Common stock, par value $1.00 per share, 200,000,000 authorized shares, 50,823,800 and 50,653,637 shares issued and outstanding at March 31, 2025 and September 30, 2024, respectively	50.8	50.7
Additional paid-in capital	667.8	665.2
Retained earnings	926.3	878.2
Stockholders' equity	1,644.9	1,594.1
Noncontrolling interests	1.0	1.0
Total equity	1,645.9	1,595.1
Total liabilities and equity	$3,042.7	$2,840.1

See accompanying notes to consolidated financial statements.

FORESTAR GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
	(In millions, except per share amounts)
Revenues	$351.0	$333.8	$601.3	$639.7
Cost of sales	271.8	250.7	467.2	483.7
Selling, general and administrative expense	38.4	29.2	74.3	57.2
Equity in earnings of unconsolidated ventures	—	—	(0.6)	—
Interest and other income	(1.0)	(5.0)	(3.3)	(11.3)
Loss on extinguishment of debt	1.1	—	1.1	—
Income before income taxes	40.7	58.9	62.6	110.1
Income tax expense	9.1	13.9	14.5	26.9
Net income	$31.6	$45.0	$48.1	$83.2

Basic net income per common share	$0.62	$0.90	$0.95	$1.66
Weighted average number of common shares	50.8	50.1	50.8	50.1

Diluted net income per common share	$0.62	$0.89	$0.94	$1.65
Adjusted weighted average number of common shares	51.0	50.6	51.1	50.5

See accompanying notes to consolidated financial statements.

FORESTAR GROUP INC.
CONSOLIDATED STATEMENTS OF TOTAL EQUITY
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Non-controlling Interests	Total Equity
	(In millions, except share amounts)
Balances at September 30, 2024 (50,653,637 shares)	$50.7	$665.2	$878.2	$1.0	$1,595.1
Net income	—	—	16.5	—	16.5
Stock issued under employee benefit plans (16,309 shares)	—	—	—	—	—
Cash paid for shares withheld for taxes	—	(0.1)	—	—	(0.1)
Stock-based compensation expense	—	2.6	—	—	2.6
Balances at December 31, 2024 (50,669,946 shares)	$50.7	$667.7	$894.7	$1.0	$1,614.1
Net income	—	—	31.6	—	31.6
Stock issued under employee benefit plans (153,854 shares)	0.1	—	—	—	0.1
Cash paid for shares withheld for taxes	—	(1.6)	—	—	(1.6)
Stock-based compensation expense	—	1.7	—	—	1.7
Balances at March 31, 2025 (50,823,800 shares)	$50.8	$667.8	$926.3	$1.0	$1,645.9

	Common Stock	Additional Paid-in Capital	Retained Earnings	Non-controlling Interests	Total Equity
	(In millions, except share amounts)
Balances at September 30, 2023 (49,903,713 shares)	$49.9	$644.2	$674.8	$1.0	$1,369.9
Net income	—	—	38.2	—	38.2
Stock issued under employee benefit plans (6,000 shares)	—	—	—	—	—
Cash paid for shares withheld for taxes	—	(0.2)	—	—	(0.2)
Stock-based compensation expense	—	0.9	—	—	0.9
Balances at December 31, 2023 (49,909,713 shares)	$49.9	$644.9	$713.0	$1.0	$1,408.8
Net income	—	—	45.0	—	45.0
Issuance of common stock (546,174 shares)	0.5	19.2	—	—	19.7
Stock issued under employee benefit plans (146,835 shares)	0.2	—	—	—	0.2
Cash paid for shares withheld for taxes	—	(2.6)	—	—	(2.6)
Stock-based compensation expense	—	1.8	—	—	1.8
Balances at March 31, 2024 (50,602,722 shares)	$50.6	$663.3	$758.0	$1.0	$1,472.9

See accompanying notes to consolidated financial statements.

FORESTAR GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended March 31,
	2025	2024
	(In millions)
OPERATING ACTIVITIES
Net income	$48.1	$83.2
Adjustments:
Depreciation and amortization	1.8	1.4
Deferred income taxes	7.4	0.1
Equity in earnings of unconsolidated ventures	(0.6)	—
Stock-based compensation expense	4.3	2.7
Impairments and land option charges	2.0	0.4
Loss on extinguishment of debt	1.1	—
Other	—	0.3
Changes in operating assets and liabilities:
Increase in real estate	(495.2)	(316.1)
Increase in other assets	(16.8)	(2.1)
Decrease in accounts payable and other accrued liabilities	(40.0)	(12.1)
(Decrease) increase in accrued development costs	(21.7)	3.2
Increase in earnest money deposits on sales contracts	39.8	23.1
Net cash used in operating activities	(469.8)	(215.9)
INVESTING ACTIVITIES
Expenditures for property, equipment, software and other	(0.7)	(0.8)
Return of investment in unconsolidated ventures	0.9	—
Net cash provided by (used in) investing activities	0.2	(0.8)
FINANCING ACTIVITIES
Issuance of common stock	—	19.7
Additions to debt	745.0	—
Repayment of debt	(574.4)	—
Deferred financing fees	(6.3)	—
Cash paid for shares withheld for taxes	(1.6)	(2.8)
Net cash provided by financing activities	162.7	16.9
Decrease in cash and cash equivalents	(306.9)	(199.8)
Cash and cash equivalents at beginning of period	481.2	616.0
Cash and cash equivalents at end of period	$174.3	$416.2
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Note payable issued for real estate	$—	$9.9

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

In October 2017, Forestar became a majority-owned subsidiary of D.R. Horton, Inc. ("D.R. Horton") by virtue of a merger with a wholly-owned subsidiary of D.R. Horton. Immediately following the merger, D.R. Horton owned 75% of the Company's outstanding common stock. In connection with the merger, the Company entered into certain agreements with D.R. Horton, including a Stockholder’s Agreement, a Master Supply Agreement and a Shared Services Agreement. D.R. Horton is considered a related party of Forestar under GAAP. As of March 31, 2025, D.R. Horton owned approximately 62% of the Company's outstanding common stock.

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

Note 3 — Real Estate

Real estate consists of:

	March 31, 2025	September 30, 2024
	(In millions)
Developed and under development projects	$2,506.6	$2,126.1
Land held for future development	252.8	140.1
	$2,759.4	$2,266.2

In the six months ended March 31, 2025, the Company invested $460.4 million for the acquisition of residential real estate and $564.2 million for the development of residential real estate. At March 31, 2025 and September 30, 2024, land held for future development primarily consisted of undeveloped land which the Company has under contract to sell to D.R. Horton at a sales price equal to the carrying value of the land at the time of sale plus additional consideration of 12% to 16% per annum.

Each quarter, the Company reviews the performance and outlook for all of its real estate for indicators of potential impairment and performs detailed impairment evaluations and analyses when necessary. As a result of this process, no impairment charges were recorded for either period presented in the consolidated statements of operations.

In the three and six months ended March 31, 2025, land purchase contract deposit and pre-acquisition cost write-offs related to land purchase contracts that the Company has terminated or expects to terminate were $0.9 million and $2.0 million, respectively, compared to $0.2 million and $0.4 million in the prior year periods. These land option charges are included in cost of sales in the consolidated statements of operations.

Note 4 — Revenues

Revenues consist of:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
	(In millions)
Residential lot sales	$346.9	$325.9	$594.2	$630.1
Deferred development lot sales	—	1.7	—	3.0
Tract sales and other	4.1	6.2	7.1	6.6
	$351.0	$333.8	$601.3	$639.7

Note 5 — Capitalized Interest

The Company capitalizes interest costs to real estate throughout the development period (active real estate). Capitalized interest is charged to cost of sales as the related real estate is sold. During periods in which the Company’s active real estate is lower than its debt level, a portion of the interest incurred is reflected as interest expense in the period incurred. In the first six months of fiscal 2025 and fiscal 2024, the Company’s active real estate exceeded its debt level, and all interest incurred was capitalized to real estate.

The following table summarizes the Company’s interest costs incurred, capitalized and expensed in the three and six months ended March 31, 2025 and 2024.

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
	(In millions)
Capitalized interest, beginning of period	$67.7	$60.5	$63.0	$58.5
Interest incurred	10.6	8.2	18.8	16.3
Interest charged to cost of sales	(6.4)	(6.5)	(9.9)	(12.6)
Capitalized interest, end of period	$71.9	$62.2	$71.9	$62.2

Note 6 — Other Assets, Accrued Expenses and Other Liabilities

The Company's other assets at March 31, 2025 and September 30, 2024 were as follows:

	March 31, 2025	September 30, 2024
	(In millions)
Receivables, net	$27.1	$28.4
Lease right of use assets	8.2	9.6
Prepaid expenses	11.2	13.2
Land purchase contract deposits	36.2	23.4
Income taxes receivable	5.2	—
Contract assets	10.1	8.9
Other assets	3.9	1.8
	$101.9	$85.3

The Company's accrued expenses and other liabilities at March 31, 2025 and September 30, 2024 were as follows:

	March 31, 2025	September 30, 2024
	(In millions)
Accrued employee compensation and benefits	$10.4	$13.5
Accrued property taxes	3.2	8.2
Lease liabilities	8.8	10.2
Accrued interest	4.0	7.3
Contract liabilities	1.3	2.7
Deferred income	4.1	4.1
Income taxes payable	—	8.6
Other accrued expenses	4.6	8.0
Other liabilities	8.0	5.7
	$44.4	$68.3

Note 7 — Debt

The Company's notes payable at their carrying amounts consist of the following:

	March 31, 2025	September 30, 2024
	(In millions)
Unsecured:
Revolving credit facility	$—	$—
3.85% senior notes due 2026 (1)	70.4	398.4
5.0% senior notes due 2028 (1)	298.4	298.1
6.5% senior notes due 2033 (1)	493.8	—
Other note payable	9.9	9.9
	$872.5	$706.4
______________
(1)Unamortized debt issuance costs that were deducted from the carrying amounts of the senior notes totaled $8.0 million and $3.5 million at March 31, 2025 and September 30, 2024, respectively.

Bank Credit Facility

The Company has a $640 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $1 billion, subject to certain conditions and availability of additional bank commitments. The facility includes bank commitments of $575 million maturing on December 18, 2029 and $65 million maturing on October 28, 2026. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the total revolving credit commitments. Borrowings under the revolving credit facility are subject to a borrowing base calculation based on the book value of the Company's real estate assets and unrestricted cash. Letters of credit issued under the facility reduce the available borrowing capacity. At March 31, 2025, there were no borrowings outstanding and $22.3 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $617.7 million.

The revolving credit facility is guaranteed by the Company’s wholly-owned subsidiaries that are not immaterial subsidiaries and have not been designated as unrestricted subsidiaries. The revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require a minimum level of tangible net worth, a minimum level of liquidity and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At March 31, 2025, the Company was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility.

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

In March 2025, the Company issued $500 million principal amount of 6.5% senior notes due March 15, 2033 (the "2033 notes"), with interest payable semiannually. The annual effective interest rate of the 2033 notes after giving effect to the amortization of financing costs is 6.7%. The net proceeds from this issuance were primarily used to fund the Company's tender offer to purchase any and all of its outstanding $400 million principal amount of 3.85% senior notes due 2026 (the "2026 notes"), of which $329.4 million aggregate principal amount was tendered. The repurchase price of $333.4 million included accrued and unpaid interest of $4.2 million. The Company recognized a $1.1 million loss on extinguishment of debt upon repurchase of the notes.

At any time prior to March 15, 2028, the Company may, on one or more occasions, redeem up to 40% of the aggregate principal amount of the 2033 notes with the net cash proceeds from certain equity offerings at a redemption price of 106.5% of the principal amount of the 2033 notes being redeemed. At any time prior to March 15, 2028, the Company may redeem some or all of the 2033 notes at a redemption price of 100% of the principal amount thereof plus a specified “make whole” premium described in the indenture. The Company also has the option, at any time on or after March 15, 2028 to redeem some or all of the 2033 notes at 103.25% of their principal amount plus any accrued and unpaid interest. In accordance with the indenture, the redemption price decreases annually thereafter and the 2033 notes can be redeemed at par on or after March 15, 2030 through maturity.

The Company's remaining $70.6 million principal amount of 2026 notes mature May 15, 2026 with interest payable semiannually. Until May 15, 2025, the 2026 notes may be redeemed at 100.963% of their principal amount plus any accrued and unpaid interest, and the 2026 notes can be redeemed at par on or after May 15, 2025 through maturity. The annual effective interest rate of the 2026 notes after giving effect to the amortization of financing costs is 4.1%.

The Company's $300 million principal amount of 5.0% senior notes (the "2028 notes") mature March 1, 2028 with interest payable semiannually. Until March 1, 2026, the 2028 notes may be redeemed at 100.833% of their principal amount plus any accrued and unpaid interest, and the 2028 notes can be redeemed at par on or after March 1, 2026 through maturity. The annual effective interest rate of the 2028 notes after giving effect to the amortization of financing costs is 5.2%.

The indentures governing the senior notes require that, upon the occurrence of both a change of control and a rating decline (as defined in each indenture), the Company offer to purchase the applicable series of notes at 101% of their principal amount, plus accrued and unpaid interest. Under the indentures governing the 2026 notes and 2028 notes, if the Company or its restricted subsidiaries dispose of assets, under certain circumstances, the Company will be required to either invest the net cash proceeds from such asset sales in its business within a specified period of time, repay certain senior secured debt or debt of its non-guarantor subsidiaries, or make an offer to purchase a principal amount of such notes equal to the excess net cash proceeds at a purchase price of 100% of their principal amount.

The indentures governing the 2026 notes and 2028 notes contain covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries to pay dividends or distributions, repurchase equity, prepay subordinated debt and make certain investments; incur additional debt or issue mandatorily redeemable equity; incur liens on assets; merge or consolidate with another company or sell or otherwise dispose of all or substantially all of the Company’s assets; enter into transactions with affiliates; and allow to exist certain restrictions on the ability of subsidiaries to pay dividends or make other payments. The indenture governing the 2033 notes contains certain covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries to create certain liens on assets; engage in certain sale and leaseback transactions; and merge or consolidate with another company or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the Company’s assets. At March 31, 2025, the Company was in compliance with all of the limitations and restrictions associated with its senior note obligations.

Effective April 30, 2020, the Board of Directors authorized the repurchase of up to $30 million of the Company’s debt securities. The authorization has no expiration date. All of the $30 million authorization was remaining at March 31, 2025.

Other Note Payable

In December 2023, the Company issued a note payable of $9.9 million as part of a transaction to acquire real estate for development. The note is non-recourse and is secured by the underlying real estate, accrues interest at 4.0% per annum and matures in December 2025.

Note 8 — Earnings per Share

The computations of basic and diluted earnings per share are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
	(In millions, except share and per share amounts)
Numerator:
Net income	$31.6	$45.0	$48.1	$83.2
Denominator:
Weighted average common shares outstanding — basic	50,795,094	50,147,639	50,807,945	50,106,735
Dilutive effect of stock-based compensation	251,630	479,318	258,376	437,784
Total weighted average shares outstanding — diluted	51,046,724	50,626,957	51,066,321	50,544,519

Basic net income per common share	$0.62	$0.90	$0.95	$1.66
Diluted net income per common share	$0.62	$0.89	$0.94	$1.65

Note 9 — Income Taxes

The Company’s income tax expense for the three and six months ended March 31, 2025 was $9.1 million and $14.5 million compared to $13.9 million and $26.9 million in the prior year periods. The effective tax rate was 22.4% and 23.2% for the three and six months ended March 31, 2025 compared to 23.6% and 24.4% in the prior year periods. The effective tax rate for all periods included an expense for state income taxes and nondeductible expenses and a benefit for stock-based compensation. The effective tax rate for the three and six months ended March 31, 2025 also included a benefit for nontaxable income.

At March 31, 2025, the Company had deferred tax liabilities, net of deferred tax assets, of $74.2 million. The deferred tax assets were partially offset by a valuation allowance of $0.7 million, resulting in a net deferred tax liability of $74.9 million. At September 30, 2024, deferred tax liabilities, net of deferred tax assets, were $66.7 million. The deferred tax assets were partially offset by a valuation allowance of $0.8 million, resulting in a net deferred tax liability of $67.5 million. The valuation allowance for both periods was recorded because it is more likely than not that a portion of the Company's state deferred tax assets, primarily net operating loss (NOL) carryforwards, will not be realized because the Company is no longer operating in some states or the NOL carryforward periods are too brief to realize the related deferred tax asset. The Company will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance on its deferred tax assets. Any reversal of the valuation allowance in future periods will impact the effective tax rate.

Note 10 — Stockholders' Equity and Stock-Based Compensation

Stockholders' Equity

The Company has an effective shelf registration statement, filed with the Securities and Exchange Commission in September 2024, registering $750 million of equity securities, of which $300 million is reserved for sales under the at-the-market equity offering program that the Company entered into in November 2024. During the three and six months ended March 31, 2025, the Company did not issue any shares under its at-the-market equity offering program. At March 31, 2025, the full $750 million remained available for issuance under the Company's shelf registration statement, with $300 million reserved for sales under the at-the-market equity offering program.

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

In the six months ended March 31, 2025, the Company granted 99,097 PSUs to its executive officers. The number of units that ultimately vest depends on the achievement of three performance criteria which are (i) relative total stockholder return, (ii) return on inventory and (iii) market share goals, and can range from 0% to 200% of the number of units granted. The three performance criteria are weighted equally. These awards vest at the end of a three-year performance period ending September 30, 2027. The grant date fair value of these equity awards was $35.20 per unit. Compensation expense related to the Company's PSUs was $0.3 million and $0.6 million in the three and six months ended March 31, 2025, based on an estimate of the Company’s achievement of the three performance criteria, the elapsed portion of the performance period and the grant date fair value of the award.

In the six months ended March 31, 2025, a total of 306,300 RSUs were granted. The weighted average grant date fair value of these equity awards was $29.00 per unit, and they vest annually in equal installments over periods of three to five years. Compensation expense related to the Company's RSUs was $1.4 million and $3.7 million in the three and six months ended March 31, 2025. Stock-based compensation expense in the six months ended March 31, 2025 included $1.1 million of expense recognized for employees that were retirement eligible on the date of the grant compared to $0.7 million in the prior year period.

Total stock-based compensation expense related to the Company's equity awards for the three and six months ended March 31, 2025 was $1.7 million and $4.3 million compared to $1.8 million and $2.7 million in the prior year periods.

Note 11 — Commitments and Contingencies

Contractual Obligations and Off-Balance Sheet Arrangements

In support of the Company's residential lot development business, it issues letters of credit under the revolving credit facility and has a surety bond program that provides financial assurance to beneficiaries related to the execution and performance of certain development obligations. At March 31, 2025, the Company had outstanding letters of credit of $22.3 million under the revolving credit facility and surety bonds of $804.4 million issued by third parties to secure performance under various contracts. The Company expects that its performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When the Company completes its performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving the Company with no continuing obligations. The Company has no material third-party guarantees.

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

At March 31, 2025, the Company had total deposits of $36.2 million related to contracts to purchase land with a total remaining purchase price of approximately $783.7 million. The majority of land and lots under contract are currently expected to be purchased within 3 years. None of the land purchase contracts were subject to specific performance provisions at March 31, 2025.

Note 12 — Related Party Transactions

D.R. Horton

The Company has a Shared Services Agreement with D.R. Horton whereby D.R. Horton provides the Company with certain administrative, compliance, operational and procurement services. In the six months ended March 31, 2025 and 2024, selling, general and administrative expense in the consolidated statements of operations included $3.6 million and $2.6 million for these shared services, $6.9 million and $4.0 million reimbursed to D.R. Horton for the cost of health insurance and other employee benefits and $0.5 million and $3.1 million for other corporate and administrative expenses paid by D.R. Horton on behalf of the Company.

Under the terms of the Master Supply Agreement with D.R. Horton, both companies identify land development opportunities to expand Forestar's portfolio of assets. At March 31, 2025 and September 30, 2024, the Company owned approximately 68,400 and 57,800 residential lots, respectively, of which D.R. Horton had the following involvement.

	March 31, 2025	September 30, 2024
	(Dollars in millions)
Residential lots under contract to sell to D.R. Horton	24,700	20,500
Owned lots subject to right of first offer with D.R. Horton based on executed purchase and sale agreements	19,200	17,200
Earnest money deposits from D.R. Horton for lots under contract	$207.0	$168.4
Remaining sales price of lots under contract with D.R. Horton	$2,187.5	$1,840.5

Lot and land sales to D.R. Horton in the three and six months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
	(Dollars in millions)
Residential lots sold to D.R. Horton	2,501	3,105	4,613	5,939
Residential lot sales revenues from sales to D.R. Horton	$267.8	$308.2	$485.2	$581.1
Decrease in contract liabilities on lot sales to D.R. Horton	$—	$2.1	$1.2	$2.8
Tract sales and other revenues from D.R. Horton	$2.0	$1.3	$4.0	$1.3

In the three and six months ended March 31, 2025, the Company reimbursed D.R. Horton approximately $4.0 million and $8.2 million for pre-acquisition and other due diligence and development costs related to land purchase contracts identified by D.R. Horton that the Company independently underwrote and closed compared to reimbursements of $6.1 million and $10.7 million in the prior year periods. In the three and six months ended March 31, 2025, the Company reimbursed D.R. Horton approximately $4.6 million and $14.6 million for previously paid earnest money related to those land purchase contracts compared to reimbursements of $5.4 million and $18.7 million in the prior year periods. In the six months ended March 31, 2025, the Company purchased $2.1 million of water rights from D.R. Horton.

In both the three and six months ended March 31, 2025, the Company paid D.R. Horton $0.1 million for land development services compared to $0.2 million and $0.7 million for these services in the prior year periods. These amounts are included in cost of sales in the Company’s consolidated statements of operations.

At March 31, 2025 and September 30, 2024, land held for future development primarily consisted of undeveloped land which the Company has under contract to sell to D.R. Horton at a sales price equal to the carrying value of the land at the time of sale plus additional consideration of 12% to 16% per annum.

At March 31, 2025, accrued expenses and other liabilities on the Company's consolidated balance sheets included $3.4 million owed to D.R. Horton for any accrued and unpaid shared service charges, land purchase contract deposits and due diligence and other development cost reimbursements compared to $5.2 million at September 30, 2024.

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

For the financial assets and liabilities that the Company does not reflect at fair value, the following tables present both their respective carrying value and fair value at March 31, 2025 and September 30, 2024.

		Fair Value at March 31, 2025
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In millions)
Cash and cash equivalents (a)	$174.3	$174.3	$—	$—	$174.3
Debt (b) (c)	872.5	—	853.2	9.9	863.1

		Fair Value at September 30, 2024
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In millions)
Cash and cash equivalents (a)	$481.2	$481.2	$—	$—	$481.2
Debt (b) (c)	706.4	—	683.6	9.9	693.5
 ____________________
(a)    The fair values of cash and cash equivalents approximate their carrying values due to their short-term nature and are classified as Level 1 within the fair value hierarchy.
(b)    At March 31, 2025 and September 30, 2024, debt primarily consisted of the Company's senior notes. The fair value of the senior notes is determined based on quoted market prices in markets that are not active, which is classified as Level 2 within the fair value hierarchy.
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

Our Operations

Forestar Group Inc. is a national, well-capitalized residential lot development company focused primarily on making investments in land acquisition and development to sell finished single-family residential lots to homebuilders. Our common stock is listed on the New York Stock Exchange under the ticker symbol "FOR." The terms "Forestar," the "Company," "we" and "our" used herein refer to Forestar Group Inc., a Delaware corporation, and its predecessors and subsidiaries.

In October 2017, Forestar became a majority-owned subsidiary of D.R. Horton, Inc. ("D.R. Horton") by virtue of a merger with a wholly-owned subsidiary of D.R. Horton. Immediately following the merger, D.R. Horton owned 75% of our outstanding common stock. As of March 31, 2025, D.R. Horton owned approximately 62% of our outstanding common stock. As our controlling shareholder, D.R. Horton has significant influence in guiding our strategic direction and operations.

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

Our real estate segment conducts a wide range of project planning and management activities related to the entitlement, acquisition, community development and sale of residential lots. We generally secure entitlements while the land is under contract by creating plans that meet the needs of the markets where we operate, and we aim to have all entitlements secured before closing on the investment. Moving land through the entitlement and development process creates significant value. We primarily invest in entitled short-duration projects that can be developed in phases, enabling us to complete and sell lots at a pace that matches market demand, consistent with our focus on maximizing capital efficiency and returns. We occasionally make short-term strategic investments in finished lots (lot banking) and undeveloped land (land banking) with the intent to sell these assets within a short time period to utilize available capital prior to its deployment into longer-term lot development projects. For the six months ended March 31, 2025, we sold 5,744 lots with an average sales price of 103,200. At March 31, 2025, our lot position consisted of 105,900 residential lots, of which approximately 68,400 were owned and 37,500 were controlled through purchase contracts. Of our 68,400 owned lots, approximately 25,400 lots are under contract to be sold for an aggregate remaining sales price of approximately $2.3 billion.

We have expanded and diversified our lot development operations across 65 markets in 24 states by investing available capital into our existing markets and by entering new markets. We believe our geographically diverse operations provide a strong platform for us to consolidate market share in the highly fragmented lot development industry. We also believe our geographic diversification lowers our operational risks and enhances our earnings potential by mitigating the effects of local and regional economic cycles.

Our customers are primarily local, regional and national homebuilders. The lots we deliver in our communities are primarily for entry-level, first-time move-up and active adult homes. Entry-level and first-time move-up homebuyers are the largest segments of the new home market.

In the six months ended March 31, 2025, total lots sold and total residential lot sales revenue decreased 11% and 6%, respectively, compared to the prior year period primarily due to builders moderating their pace of new home starts to better match current market conditions and sell through existing inventories. The 2025 spring selling season has begun, and the new home demand has been slower than expected due to uncertainty among potential homebuyers caused by continued affordability constraints, elevated mortgage interest rates and declining consumer confidence. Despite current market conditions, total lots sold and total residential lot sales revenue in the three months ended March 31, 2025 increased 4% and 6%, respectively, compared to the prior year period. Mortgage rate buy down incentives offered by homebuilders have helped to address affordability and spur demand. Our ongoing focus is primarily to develop lots for homes at affordable price points. While disruptions in the supply chain for certain construction materials and tightness in the labor market have largely subsided, municipality delays are still extending development cycle times, and development costs remain elevated. We attempt to offset cost increases in one component with savings in another, and we increase our land and lot sales prices when market conditions permit. However, if market conditions are challenging, we may have to reduce selling prices or may not be able to offset cost increases with higher selling prices.

We believe we are well-positioned to consolidate market share in the highly fragmented lot development industry because of our national footprint and strong local teams, our low net leverage and strong liquidity position, lower overhead model, geographically diverse lot portfolio that is focused on affordable price points and strategic relationship with D.R. Horton. We plan to remain disciplined when investing in land opportunities and to remain focused on managing our lot sales pace and lot pricing at each community to optimize the return on our investments.

Results of Operations

The following tables and related discussion set forth key operating and financial data as of and for the three and six months ended March 31, 2025 and 2024.

Operating Results

Components of income before income taxes were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
	(In millions)
Revenues	$351.0	$333.8	$601.3	$639.7
Cost of sales	271.8	250.7	467.2	483.7
Selling, general and administrative expense	38.4	29.2	74.3	57.2
Equity in earnings of unconsolidated ventures	—	—	(0.6)	—
Interest and other income	(1.0)	(5.0)	(3.3)	(11.3)
Loss on extinguishment of debt	1.1	—	1.1	—
Income before income taxes	$40.7	$58.9	$62.6	$110.1

Lot Sales

Residential lots sold consisted of:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Development projects	3,334	3,280	5,625	6,430
Lot banking projects	77	9	119	9
	3,411	3,289	5,744	6,439

Average sales price per lot (a)	$101,700	$98,400	$103,200	$97,400
 _______________
(a) Excludes any impact from change in contract liabilities.

Revenues

Revenues consisted of:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
	(In millions)
Residential lot sales:
Development projects	$338.9	$323.1	$579.9	$626.6
Lot banking projects	8.0	0.7	13.1	0.7
Decrease in contract liabilities	—	2.1	1.2	2.8
	346.9	325.9	594.2	630.1
Deferred development projects	—	1.7	—	3.0
	346.9	327.6	594.2	633.1
Tract sales and other	4.1	6.2	7.1	6.6
Total revenues	$351.0	$333.8	$601.3	$639.7

Residential lots sold and residential lot sales revenues in the three months ended March 31, 2025 increased compared to the prior year period primarily due to an increase in lot sales to customers other than D.R. Horton. Residential lots sold and residential lot sales revenues in the six months ended March 31, 2025 decreased compared to the prior year period primarily due to builders moderating their pace of new home starts to better match current market conditions and sell through their existing inventories.

Residential lot sales to D.R. Horton and customers other than D.R. Horton consisted of:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Residential lots sold to D.R. Horton	2,501	3,105	4,613	5,939
Residential lots sold to customers other than D.R. Horton	910	184	1,131	500
	3,411	3,289	5,744	6,439

Residential lot revenues from lot sales to D.R. Horton and customers other than D.R. Horton, before deferred development projects and changes in contract liabilities, consisted of:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
	(In millions)
Revenues from lot sales to D.R. Horton	$267.8	$308.2	$485.2	$581.1
Revenues from lot sales to customers other than D.R. Horton	79.1	15.6	107.9	46.2
	$346.9	$323.8	$593.1	$627.3

Lots sold to customers other than D.R. Horton in the three and six months ended March 31, 2025 included 362 lots that were sold for $18.8 million to a lot banker who expects to sell those lots to D.R. Horton at a future date. Lots sold to customers other than D.R. Horton in the six months ended March 31, 2024 included 124 lots that were sold for $15.1 million to a lot banker who expects to sell those lots to D.R. Horton at a future date.

Cost of Sales, Real Estate Impairment and Land Option Charges and Interest Incurred

Cost of sales in the three months ended March 31, 2025 increased compared to the prior year period primarily due to the increase in the number of lots sold and cost of sales in the six months ended March 31, 2025 decreased compared to the prior year period primarily as a result of the decrease in the number of lots sold.

Each quarter, we review the performance and outlook for all of our real estate for indicators of potential impairment and perform detailed impairment evaluations and analyses when necessary. As a result of this process, no impairment charges were recorded in the three and six months ended March 31, 2025 and 2024. In the three and six months ended March 31, 2025, land purchase contract deposit and pre-acquisition cost write-offs related to land purchase contracts that we have terminated or expect to terminate were $0.9 million and $2.0 million, respectively, compared to $0.2 million and $0.4 million in the prior year periods.

We capitalize interest costs throughout the development period (active real estate). Capitalized interest is charged to cost of sales as the related real estate is sold to the buyer. Interest incurred was $10.6 million and $18.8 million in the three and six months ended March 31, 2025 compared to $8.2 million and $16.3 million in the prior year periods. Interest charged to cost of sales in the three and six months ended March 31, 2025 was 2.4% and 2.1% of total cost of sales (excluding impairments and land option charges) compared to 2.6% for both the prior year periods.

Selling, General and Administrative (SG&A) Expense and Other Income Statement Items

SG&A expense in the three and six months ended March 31, 2025 was $38.4 million and $74.3 million compared to $29.2 million and $57.2 million in the prior year periods. SG&A expense as a percentage of revenues was 10.9% and 12.4% in the three and six months ended March 31, 2025 compared to 8.7% and 8.9%in the prior year periods. Our SG&A expense primarily consisted of employee compensation and related costs. Our business operations employed 440 and 340 employees at March 31, 2025 and 2024, respectively. We attempt to control our SG&A costs while ensuring that our infrastructure supports our operations; however, we cannot make assurances that we will be able to maintain or improve upon the current SG&A expense as a percentage of revenues.

Loss on extinguishment of debt of $1.1 million in the three and six months ended March 31, 2025 was due to the partial repurchase of our $400 million principal amount of 3.85% senior notes due 2026 in March 2025.

Interest and other income primarily represents interest earned on our cash deposits.

Income Taxes

Income tax expense for the three and six months ended March 31, 2025 was $9.1 million and $14.5 million compared to $13.9 million and $26.9 million in the prior year periods. Our effective tax rate was 22.4% and 23.2% for the three and six months ended March 31, 2025 compared to 23.6% and 24.4% in the prior year periods. The effective tax rate for all periods included an expense for state income taxes and nondeductible expenses and a benefit for stock-based compensation. The effective tax rate for the three and six months ended March 31, 2025 also included a benefit for nontaxable income.

At March 31, 2025, we had deferred tax liabilities, net of deferred tax assets, of $74.2 million. The deferred tax assets were partially offset by a valuation allowance of $0.7 million, resulting in a net deferred tax liability of $74.9 million. At September 30, 2024, deferred tax liabilities, net of deferred tax assets, were $66.7 million. The deferred tax assets were partially offset by a valuation allowance of $0.8 million, resulting in a net deferred tax liability of $67.5 million. The valuation allowance for both periods was recorded because it is more likely than not that a portion of our state deferred tax assets, primarily net operating loss (NOL) carryforwards, will not be realized because we are no longer operating in some states or the NOL carryforward periods are too brief to realize the related deferred tax asset. We will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance on our deferred tax assets. Any reversal of the valuation allowance in future periods will impact our effective tax rate.

Land and Lot Position

Our land and lot position at March 31, 2025 and September 30, 2024 is summarized as follows:

	March 31, 2025	September 30, 2024
Lots owned	68,400	57,800
Lots controlled through land and lot purchase contracts	37,500	37,300
Total lots owned and controlled	105,900	95,100

Owned lots under contract to sell to D.R. Horton	24,700	20,500
Owned lots under contract to customers other than D.R. Horton	700	500
Total owned lots under contract	25,400	21,000

Owned lots subject to right of first offer with D.R. Horton based on executed purchase and sale agreements	19,200	17,200
Owned lots fully developed	9,500	6,300

Liquidity and Capital Resources

Liquidity

At March 31, 2025, we had $174.3 million of cash and cash equivalents and $617.7 million of available borrowing capacity on our revolving credit facility. We have no senior note maturities until fiscal 2026. We believe we are well-positioned to operate effectively during changing economic conditions because of our low net leverage and strong liquidity position, our low overhead model and our strategic relationship with D.R. Horton.

At March 31, 2025, our ratio of debt to total capital (debt divided by stockholders’ equity plus debt) was 34.7% compared to 30.7% at September 30, 2024 and 32.4% at March 31, 2024. Our ratio of net debt to total capital (debt net of unrestricted cash divided by stockholders’ equity plus debt net of unrestricted cash) was 29.8% compared to 12.4% at September 30, 2024 and 16.4% at March 31, 2024. Over the long term, we intend to maintain our ratio of net debt to total capital at approximately 40% or less. We believe that the ratio of net debt to total capital is useful in understanding the leverage employed in our operations.

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

Bank Credit Facility

We have a $640 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $1 billion, subject to certain conditions and availability of additional bank commitments. The facility includes bank commitments of $575 million maturing on December 18, 2029 and $65 million maturing on October 28, 2026. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the total revolving credit commitments. Borrowings under the revolving credit facility are subject to a borrowing base calculation based on the book value of our real estate assets and unrestricted cash. Letters of credit issued under the facility reduce the available borrowing capacity. At March 31, 2025, there were no borrowings outstanding and $22.3 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $617.7 million.

The revolving credit facility is guaranteed by our wholly-owned subsidiaries that are not immaterial subsidiaries and have not been designated as unrestricted subsidiaries. The revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require a minimum level of tangible net worth, a minimum level of liquidity and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At March 31, 2025, we were in compliance with all of the covenants, limitations and restrictions of our revolving credit facility.

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

In March 2025, we issued $500 million principal amount of 6.5% senior notes due March 15, 2033 (the "2033 notes"), with interest payable semiannually. The annual effective interest rate of the 2033 notes after giving effect to the amortization of financing costs is 6.7%. The net proceeds from this issuance were primarily used to fund our tender offer to purchase any and all of our outstanding $400 million principal amount of 3.85% senior notes due 2026 (the "2026 notes"), of which $329.4 million aggregate principal amount was tendered. The repurchase price of $333.4 million included accrued and unpaid interest of $4.2 million. We recognized a $1.1 million loss on extinguishment of debt upon repurchase of the notes.

At any time prior to March 15, 2028, we may, on one or more occasions, redeem up to 40% of the aggregate principal amount of the 2033 notes with the net cash proceeds from certain equity offerings at a redemption price of 106.5% of the principal amount of the 2033 notes being redeemed. At any time prior to March 15, 2028, we may redeem some or all of the 2033 notes at a redemption price of 100% of the principal amount thereof plus a specified “make whole” premium described in the indenture. We also have the option, at any time on or after March 15, 2028 to redeem some or all of the 2033 notes at 103.25% of their principal amount plus any accrued and unpaid interest. In accordance with the indenture, the redemption price decreases annually thereafter and the 2033 notes can be redeemed at par on or after March 15, 2030 through maturity.

Our $70.6 million remaining principal amount of 2026 notes mature May 15, 2026 with interest payable semiannually. Until May 15, 2025, the 2026 notes may be redeemed at 100.963% of their principal amount plus any accrued and unpaid interest, and the 2026 notes can be redeemed at par on or after May 15, 2025 through maturity. The annual effective interest rate of the 2026 notes after giving effect to the amortization of financing costs is 4.1%.

We also have $300 million principal amount of 5.0% senior notes (the "2028 notes") outstanding, which mature March 1, 2028 with interest payable semiannually. Until March 1, 2026, the 2028 notes may be redeemed at 100.833% of their principal amount plus any accrued and unpaid interest, and the 2028 notes can be redeemed at par on or after March 1, 2026 through maturity. The annual effective interest rate of the 2028 notes after giving effect to the amortization of financing costs is 5.2%.

The indentures governing our senior notes require that, upon the occurrence of both a change of control and a rating decline (as defined in each indenture), we offer to purchase the applicable series of notes at 101% of their principal amount, plus accrued and unpaid interest. Under the indentures governing the 2026 notes and 2028 notes, if we or our restricted subsidiaries dispose of assets, under certain circumstances, we will be required to either invest the net cash proceeds from such asset sales in our business within a specified period of time, repay certain senior secured debt or debt of our non-guarantor subsidiaries, or make an offer to purchase a principal amount of such notes equal to the excess net cash proceeds at a purchase price of 100% of their principal amount.

The indentures governing the 2026 notes and 2028 notes contain covenants that, among other things, restrict the ability of us and our restricted subsidiaries to pay dividends or distributions, repurchase equity, prepay subordinated debt and make certain investments; incur additional debt or issue mandatorily redeemable equity; incur liens on assets; merge or consolidate with another company or sell or otherwise dispose of all or substantially all of our assets; enter into transactions with affiliates; and allow to exist certain restrictions on the ability of subsidiaries to pay dividends or make other payments. The indenture governing the 2033 notes contains certain covenants that, among other things, restrict the ability of us and our restricted subsidiaries to create certain liens on assets; engage in certain sale and leaseback transactions; and merge or consolidate with another company or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. At March 31, 2025, we were in compliance with all of the limitations and restrictions associated with our senior note obligations.

Effective April 30, 2020, our Board of Directors authorized the repurchase of up to $30 million of our debt securities. The authorization has no expiration date. All of the $30 million authorization was remaining at March 31, 2025.

Other Note Payable

In December 2023, we issued a note payable of $9.9 million as part of a transaction to acquire real estate for development. The note is non-recourse and is secured by the underlying real estate, accrues interest at 4.0% per annum and matures in December 2025.

Issuance of Common Stock

We have an effective shelf registration statement filed with the Securities and Exchange Commission in September 2024, registering $750 million of equity securities, of which $300 million was reserved for sales under our at-the-market equity offering program that we entered into in November 2024. In the six months ended March 31, 2025, we did not issue any shares of common stock under our at-the-market equity offering program. At March 31, 2025, the full $750 million remained available for issuance under the shelf registration statement, with $300 million reserved for sales under our at-the-market equity offering program.

Operating Cash Flow Activities

In the six months ended March 31, 2025, net cash used in operating activities was $469.8 million, which was primarily the result of the increase in real estate and the decreases in accounts payable and other liabilities and accrued development costs, partially offset by net income generated in the period and the increase in earnest money on sales contracts. In the six months ended March 31, 2024, net cash used in operating activities was $215.9 million, which was primarily the result of the increase in real estate, partially offset by net income generated in the period and the increases in earnest money on sales contracts.

Investing Cash Flow Activities

In the six months ended March 31, 2025, net cash provided by investing activities was $0.2 million compared to $0.8 million of net cash used in investing activities in the prior year period.

Financing Cash Flow Activities

In the six months ended March 31, 2025, net cash provided by financing activities was $162.7 million which was primarily the result of proceeds from the issuance of $500 million principal amount of our 2033 notes and $245 million of borrowings under our senior unsecured revolving credit facility, which were partially offset by the repurchase of $329.4 million of our $400 million principal amount of 2026 notes and $245 million in repayments under our senior unsecured revolving credit facility. Cash provided by financing activities in the six months ended March 31, 2024 was primarily the result of the issuance of common stock under our at-the-market equity offering program for net proceeds of $19.7 million.

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

At March 31, 2025, our fixed rate debt consisted of $70.6 million principal amount of our 3.85% senior notes due May 2026, $300 million principal amount of our 5.0% senior notes due March 2028, $500 million principal amount of 6.5% senior notes due March 2033 and $9.9 million principal amount of our 4.0% other note payable due in December 2025. Our variable rate debt consisted of the outstanding borrowings on our $640 million senior unsecured revolving credit facility, of which there was none at March 31, 2025.

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

(b) Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information.

(c) Trading Plans

During the three months ended March 31, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Exhibit
3.1
Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Forestar Group Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 22, 2025).

3.2
Third Amended and Restated Certificate of Incorporation of Forestar Group Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 22, 2025).

4.1
Indenture dated as of March 14, 2025 among Forestar Group Inc., the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2025).

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

Forestar Group Inc.

Date:	April 22, 2025	By:	/s/ James D. Allen
James D. Allen, on behalf of Forestar Group Inc.
as Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)