Form 10-Q
period 2025-06-30
Forestar Group Inc.
filed 2025-07-23
CIK 1406587

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2025
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
NYSE Texas

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
Common Stock, $1.00 par value -- 50,833,171 shares as of July 18, 2025

FORESTAR GROUP INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FORESTAR GROUP INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2025	September 30, 2024
	(In millions, except share data)
ASSETS
Cash and cash equivalents	$189.2	$481.2
Real estate	2,823.5	2,266.2
Investment in unconsolidated ventures	—	0.3
Property and equipment, net	7.6	7.1
Other assets	100.1	85.3
Total assets	$3,120.4	$2,840.1
LIABILITIES
Accounts payable	$67.2	$85.9
Accrued development costs	129.1	144.6
Earnest money on sales contracts	229.6	172.3
Deferred tax liability, net	77.9	67.5
Accrued expenses and other liabilities	63.5	68.3
Debt	872.8	706.4
Total liabilities	1,440.1	1,245.0
Commitments and contingencies (Note 11)
EQUITY
Common stock, par value $1.00 per share, 200,000,000 authorized shares, 50,823,800 and 50,653,637 shares issued and outstanding at June 30, 2025 and September 30, 2024, respectively	50.8	50.7
Additional paid-in capital	669.3	665.2
Retained earnings	959.2	878.2
Stockholders' equity	1,679.3	1,594.1
Noncontrolling interests	1.0	1.0
Total equity	1,680.3	1,595.1
Total liabilities and equity	$3,120.4	$2,840.1

See accompanying notes to consolidated financial statements.

FORESTAR GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
	(In millions, except per share amounts)
Revenues	$390.5	$318.4	$991.9	$958.0
Cost of sales	310.8	246.9	778.0	730.6
Selling, general and administrative expense	37.4	29.3	111.8	86.5
Equity in earnings of unconsolidated ventures	—	—	(0.6)	—
Gain on sale of assets	—	(5.0)	—	(5.0)
Interest and other income	(1.3)	(4.4)	(4.6)	(15.7)
Loss on extinguishment of debt	—	—	1.1	—
Income before income taxes	43.6	51.6	106.2	161.6
Income tax expense	10.7	12.9	25.2	39.8
Net income	$32.9	$38.7	$81.0	$121.8

Basic net income per common share	$0.65	$0.76	$1.59	$2.42
Weighted average number of common shares	50.9	50.8	50.8	50.3

Diluted net income per common share	$0.65	$0.76	$1.59	$2.40
Adjusted weighted average number of common shares	51.0	51.1	51.0	50.7

See accompanying notes to consolidated financial statements.

FORESTAR GROUP INC.
CONSOLIDATED STATEMENTS OF TOTAL EQUITY
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Non-controlling Interests	Total Equity
	(In millions, except share amounts)
Balances at September 30, 2024 (50,653,637 shares)	$50.7	$665.2	$878.2	$1.0	$1,595.1
Net income	—	—	16.5	—	16.5
Stock issued under employee benefit plans (16,309 shares)	—	—	—	—	—
Cash paid for shares withheld for taxes	—	(0.1)	—	—	(0.1)
Stock-based compensation expense	—	2.6	—	—	2.6
Balances at December 31, 2024 (50,669,946 shares)	$50.7	$667.7	$894.7	$1.0	$1,614.1
Net income	—	—	31.6	—	31.6
Stock issued under employee benefit plans (153,854 shares)	0.1	—	—	—	0.1
Cash paid for shares withheld for taxes	—	(1.6)	—	—	(1.6)
Stock-based compensation expense	—	1.7	—	—	1.7
Balances at March 31, 2025 (50,823,800 shares)	$50.8	$667.8	$926.3	$1.0	$1,645.9
Net income	—	—	32.9	—	32.9
Stock-based compensation expense	—	1.5	—	—	1.5
Balances at June 30, 2025 (50,823,800 shares)	$50.8	$669.3	$959.2	$1.0	$1,680.3

	Common Stock	Additional Paid-in Capital	Retained Earnings	Non-controlling Interests	Total Equity
	(In millions, except share amounts)
Balances at September 30, 2023 (49,903,713 shares)	$49.9	$644.2	$674.8	$1.0	$1,369.9
Net income	—	—	38.2	—	38.2
Stock issued under employee benefit plans (6,000 shares)	—	—	—	—	—
Cash paid for shares withheld for taxes	—	(0.2)	—	—	(0.2)
Stock-based compensation expense	—	0.9	—	—	0.9
Balances at December 31, 2023 (49,909,713 shares)	$49.9	$644.9	$713.0	$1.0	$1,408.8
Net income	—	—	45.0	—	45.0
Issuance of common stock (546,174 shares)	0.5	19.2	—	—	19.7
Stock issued under employee benefit plans (146,835 shares)	0.2	—	—	—	0.2
Cash paid for shares withheld for taxes	—	(2.6)	—	—	(2.6)
Stock-based compensation expense	—	1.8	—	—	1.8
Balances at March 31, 2024 (50,602,722 shares)	$50.6	$663.3	$758.0	$1.0	$1,472.9
Net income	—	—	38.7	—	38.7
Stock issued under employee benefit plans (5,273 shares)	—	—	—	—	—
Cash paid for shares withheld for taxes	—	(0.1)	—	—	(0.1)
Stock-based compensation expense	—	1.4	—	—	1.4
Balances at June 30, 2024 (50,607,995 shares)	$50.6	$664.6	$796.7	$1.0	$1,512.9

See accompanying notes to consolidated financial statements.

FORESTAR GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended June 30,
	2025	2024
	(In millions)
OPERATING ACTIVITIES
Net income	$81.0	$121.8
Adjustments:
Depreciation and amortization	2.6	2.3
Deferred income taxes	10.4	2.1
Equity in earnings of unconsolidated ventures	(0.6)	—
Stock-based compensation expense	5.8	4.1
Impairments and land option charges	3.9	1.0
Gain on sale of assets	—	(5.0)
Loss on extinguishment of debt	1.1	—
Changes in operating assets and liabilities:
Increase in real estate	(561.0)	(439.4)
Increase in other assets	(15.4)	(12.6)
Decrease in accounts payable and other accrued liabilities	(23.6)	(2.7)
(Decrease) increase in accrued development costs	(15.5)	8.4
Increase in earnest money deposits on sales contracts	57.3	42.4
Net cash used in operating activities	(454.0)	(277.6)
INVESTING ACTIVITIES
Expenditures for property, equipment, software and other	(1.5)	(1.4)
Return of investment in unconsolidated ventures	0.9	0.1
Proceeds from sale of assets	—	5.0
Net cash (used in) provided by investing activities	(0.6)	3.7
FINANCING ACTIVITIES
Issuance of common stock	—	19.7
Additions to debt	780.0	—
Repayment of debt	(609.4)	—
Deferred financing fees	(6.3)	—
Cash paid for shares withheld for taxes	(1.7)	(2.6)
Net cash provided by financing activities	162.6	17.1
Decrease in cash and cash equivalents	(292.0)	(256.8)
Cash and cash equivalents at beginning of period	481.2	616.0
Cash and cash equivalents at end of period	$189.2	$359.2
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Note payable issued for real estate	$—	$9.9

See accompanying notes to consolidated financial statements.

FORESTAR GROUP INC.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Forestar Group Inc. ("Forestar") and all of its 100% owned, majority-owned and controlled subsidiaries, which are collectively referred to as the Company unless the context otherwise requires. The Company accounts for its investment in other entities in which it has significant influence over operations and financial policies using the equity method. All intercompany accounts, transactions and balances have been eliminated in consolidation. Noncontrolling interests in consolidated pass-through entities are recognized before income taxes. Net income attributable to noncontrolling interests is zero for all periods presented in the Company's statements of operations. The transactions included in net income in the consolidated statements of operations are the same as those that would be presented in comprehensive income. Thus, the Company's net income equates to comprehensive income.

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

In October 2017, Forestar became a majority-owned subsidiary of D.R. Horton, Inc. ("D.R. Horton") by virtue of a merger with a wholly-owned subsidiary of D.R. Horton. Immediately following the merger, D.R. Horton owned 75% of the Company's outstanding common stock. In connection with the merger, the Company entered into certain agreements with D.R. Horton, including a Stockholder’s Agreement, a Master Supply Agreement and a Shared Services Agreement. D.R. Horton is considered a related party of Forestar under GAAP. As of June 30, 2025, D.R. Horton owned approximately 62% of the Company's outstanding common stock.

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

Note 3 — Real Estate

Real estate consists of:

	June 30, 2025	September 30, 2024
	(In millions)
Developed and under development projects	$2,574.6	$2,126.1
Land held for future development	248.9	140.1
	$2,823.5	$2,266.2

In the nine months ended June 30, 2025, the Company invested $532.6 million for the acquisition of residential real estate and $864.3 million for the development of residential real estate. At June 30, 2025 and September 30, 2024, land held for future development primarily consisted of undeveloped land which the Company has under contract to sell to D.R. Horton at a sales price equal to the carrying value of the land at the time of sale plus additional consideration of 12% to 16% per annum.

Each quarter, the Company reviews the performance and outlook for all of its real estate for indicators of potential impairment and performs detailed impairment evaluations and analyses when necessary. As a result of this process, no impairment charges were recorded for either period presented in the consolidated statements of operations.

In the three and nine months ended June 30, 2025, land purchase contract deposit and pre-acquisition cost write-offs related to land purchase contracts that the Company has terminated or expects to terminate were $1.9 million and $3.9 million, respectively, compared to $0.7 million and $1.0 million in the prior year periods. These land option charges are included in cost of sales in the consolidated statements of operations.

Note 4 — Revenues

Revenues consist of:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Residential lot sales	$383.0	$305.8	$977.3	$935.9
Deferred development lot sales	—	0.5	—	3.5
Tract sales and other	7.5	12.1	14.6	18.6
	$390.5	$318.4	$991.9	$958.0

Note 5 — Capitalized Interest

The Company capitalizes interest costs to real estate throughout the development period (active real estate). Capitalized interest is charged to cost of sales as the related real estate is sold. During periods in which the Company’s active real estate is lower than its debt level, a portion of the interest incurred is reflected as interest expense in the period incurred. In the first nine months of fiscal 2025 and fiscal 2024, the Company’s active real estate exceeded its debt level, and all interest incurred was capitalized to real estate.

The following table summarizes the Company’s interest costs incurred, capitalized and expensed in the three and nine months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Capitalized interest, beginning of period	$71.9	$62.1	$63.0	$58.4
Interest incurred	13.4	8.2	32.3	24.5
Interest charged to cost of sales	(7.0)	(5.8)	(17.0)	(18.4)
Capitalized interest, end of period	$78.3	$64.5	$78.3	$64.5

Note 6 — Other Assets, Accrued Expenses and Other Liabilities

The Company's other assets at June 30, 2025 and September 30, 2024 were as follows:

	June 30, 2025	September 30, 2024
	(In millions)
Receivables, net	$24.2	$28.4
Lease right of use assets	10.0	9.6
Prepaid expenses	17.9	13.2
Land purchase contract deposits	32.8	23.4
Income taxes receivable	1.7	—
Contract assets	9.8	8.9
Other assets	3.7	1.8
	$100.1	$85.3

The Company's accrued expenses and other liabilities at June 30, 2025 and September 30, 2024 were as follows:

	June 30, 2025	September 30, 2024
	(In millions)
Accrued employee compensation and benefits	$8.4	$13.5
Accrued property taxes	5.3	8.2
Lease liabilities	10.6	10.2
Accrued interest	14.9	7.3
Contract liabilities	2.3	2.7
Deferred income	4.1	4.1
Income taxes payable	1.2	8.6
Other accrued expenses	8.5	8.0
Other liabilities	8.2	5.7
	$63.5	$68.3

Note 7 — Debt

The Company's notes payable at their carrying amounts consist of the following:

	June 30, 2025	September 30, 2024
	(In millions)
Unsecured:
Revolving credit facility	$—	$—
3.85% senior notes due 2026 (1)	70.4	398.4
5.0% senior notes due 2028 (1)	298.5	298.1
6.5% senior notes due 2033 (1)	494.0	—
Other note payable	9.9	9.9
	$872.8	$706.4
______________
(1)Unamortized debt issuance costs that were deducted from the carrying amounts of the senior notes totaled $7.6 million and $3.5 million at June 30, 2025 and September 30, 2024, respectively.

Bank Credit Facility

The Company has a $640 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $1 billion, subject to certain conditions and availability of additional bank commitments. The facility includes bank commitments of $575 million maturing on December 18, 2029 and $65 million maturing on October 28, 2026. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the total revolving credit commitments. Borrowings under the revolving credit facility are subject to a borrowing base calculation based on the book value of the Company's real estate assets and unrestricted cash. Letters of credit issued under the facility reduce the available borrowing capacity. At June 30, 2025, there were no borrowings outstanding and $37.2 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $602.8 million.

The revolving credit facility is guaranteed by the Company’s wholly-owned subsidiaries that are not immaterial subsidiaries and have not been designated as unrestricted subsidiaries. The revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require a minimum level of tangible net worth, a minimum level of liquidity and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At June 30, 2025, the Company was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility.

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

The Company's remaining $70.6 million principal amount of 2026 notes mature May 15, 2026 with interest payable semiannually. The 2026 notes can be redeemed at par after May 15, 2025 through maturity. The annual effective interest rate of the 2026 notes after giving effect to the amortization of financing costs is 4.1%.

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

The indentures governing the 2026 notes and 2028 notes contain covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries to pay dividends or distributions, repurchase equity, prepay subordinated debt and make certain investments; incur additional debt or issue mandatorily redeemable equity; incur liens on assets; merge or consolidate with another company or sell or otherwise dispose of all or substantially all of the Company’s assets; enter into transactions with affiliates; and allow to exist certain restrictions on the ability of subsidiaries to pay dividends or make other payments. The indenture governing the 2033 notes contains certain covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries to create certain liens on assets; engage in certain sale and leaseback transactions; and merge or consolidate with another company or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the Company’s assets. At June 30, 2025, the Company was in compliance with all of the limitations and restrictions associated with its senior note obligations.

Effective April 30, 2020, the Board of Directors authorized the repurchase of up to $30 million of the Company’s debt securities. The authorization has no expiration date. All of the $30 million authorization was remaining at June 30, 2025.

Other Note Payable

In December 2023, the Company issued a note payable of $9.9 million as part of a transaction to acquire real estate for development. The note is non-recourse and is secured by the underlying real estate, accrues interest at 4.0% per annum and matures in December 2025.

Note 8 — Earnings per Share

The computations of basic and diluted earnings per share are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
	(In millions, except share and per share amounts)
Numerator:
Net income	$32.9	$38.7	$81.0	$121.8
Denominator:
Weighted average common shares outstanding — basic	50,931,777	50,755,276	50,849,223	50,322,916
Dilutive effect of stock-based compensation	73,353	299,777	196,702	391,782
Total weighted average shares outstanding — diluted	51,005,130	51,055,053	51,045,925	50,714,698

Basic net income per common share	$0.65	$0.76	$1.59	$2.42
Diluted net income per common share	$0.65	$0.76	$1.59	$2.40

Note 9 — Income Taxes

The Company’s income tax expense for the three and nine months ended June 30, 2025 was $10.7 million and $25.2 million compared to $12.9 million and $39.8 million in the prior year periods. The effective tax rate was 24.5% and 23.7% for the three and nine months ended June 30, 2025 compared to 25.0% and 24.6% in the prior year periods. The effective tax rate for all periods included an expense for state income taxes and nondeductible expenses and a benefit for stock-based compensation. The effective tax rate for the three and nine months ended June 30, 2025 also included a benefit for nontaxable income.

At June 30, 2025, the Company had deferred tax liabilities, net of deferred tax assets, of $77.2 million. The deferred tax assets were partially offset by a valuation allowance of $0.7 million, resulting in a net deferred tax liability of $77.9 million. At September 30, 2024, deferred tax liabilities, net of deferred tax assets, were $66.7 million. The deferred tax assets were partially offset by a valuation allowance of $0.8 million, resulting in a net deferred tax liability of $67.5 million. The valuation allowance for both periods was recorded because it is more likely than not that a portion of the Company's state deferred tax assets, primarily net operating loss (NOL) carryforwards, will not be realized because the Company is no longer operating in some states or the NOL carryforward periods are too brief to realize the related deferred tax asset. The Company will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance on its deferred tax assets. Any reversal of the valuation allowance in future periods will impact the effective tax rate.

On July 4, 2025, the President signed the One Big Beautiful Bill Act into law (the "new law"). The Company is evaluating the impact of the new law; however, none of the tax provisions are expected to have a significant impact on the Company’s financial statements.

Note 10 — Stockholders' Equity and Stock-Based Compensation

Stockholders' Equity

The Company has an effective shelf registration statement, filed with the Securities and Exchange Commission in September 2024, registering $750 million of equity securities, of which $300 million is reserved for sales under the at-the-market equity offering program that the Company entered into in November 2024. During the three and nine months ended June 30, 2025, the Company did not issue any shares under its at-the-market equity offering program. At June 30, 2025, the full $750 million remained available for issuance under the Company's shelf registration statement, with $300 million reserved for sales under the at-the-market equity offering program.

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

In the nine months ended June 30, 2025, the Company granted 99,097 PSUs to its executive officers. The number of units that ultimately vest depends on the achievement of three performance criteria which are (i) relative total stockholder return, (ii) return on inventory and (iii) market share goals, and can range from 0% to 200% of the number of units granted. The three performance criteria are weighted equally. These awards vest at the end of a three-year performance period ending September 30, 2027. The grant date fair value of these equity awards was $35.20 per unit. Compensation expense related to the Company's PSUs was $0.3 million and $0.9 million in the three and nine months ended June 30, 2025, based on an estimate of the Company’s achievement of the three performance criteria, the elapsed portion of the performance period and the grant date fair value of the award.

In the nine months ended June 30, 2025, a total of 306,300 RSUs were granted. The weighted average grant date fair value of these equity awards was $29.00 per unit, and they vest annually in equal installments over periods of three to five years. Compensation expense related to the Company's RSUs was $1.2 million and $4.9 million in the three and nine months ended June 30, 2025. Stock-based compensation expense in the nine months ended June 30, 2025 included $1.1 million of expense recognized for employees that were retirement eligible on the date of the grant compared to $0.7 million in the prior year period.

Total stock-based compensation expense related to the Company's equity awards for the three and nine months ended June 30, 2025 was $1.5 million and $5.8 million compared to $1.4 million and $4.1 million in the prior year periods.

Note 11 — Commitments and Contingencies

Contractual Obligations and Off-Balance Sheet Arrangements

In support of the Company's residential lot development business, it issues letters of credit under the revolving credit facility and has a surety bond program that provides financial assurance to beneficiaries related to the execution and performance of certain development obligations. At June 30, 2025, the Company had outstanding letters of credit of $37.2 million under the revolving credit facility and surety bonds of $808.5 million issued by third parties to secure performance under various contracts. The Company expects that its performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When the Company completes its performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving the Company with no continuing obligations. The Company has no material third-party guarantees.

Litigation

On April 29, 2025, a purported stockholder of the Company filed a derivative complaint in the Delaware Court of Chancery, purportedly on behalf of the Company, against D.R. Horton, Inc., the Company’s Executive Chairman, and certain of the Company’s directors. The complaint, which is captioned Mississippi Public Employees’ Retirement System v. D.R. Horton, Inc., C.A. No. 2025-0465-MTZ, asserts claims for breach of fiduciary duty arising out of lot sale transactions between the Company and D.R. Horton. The complaint seeks judgment awarding the Company damages against the defendants and awarding the plaintiff the costs and disbursements of the action, including reasonable attorneys’ and experts’ fees.

The Company disputes the allegations of wrongdoing in this matter. Nevertheless, the outcome of this lawsuit is uncertain and cannot be predicted with any certainty. Accordingly, at this time, the Company is not able to estimate a possible loss or range of loss that may result from this lawsuit or to determine whether such loss, if any, would have a material adverse effect on its business, financial condition, results of operations or liquidity.

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

At June 30, 2025, the Company had total deposits of $32.8 million related to contracts to purchase land with a total remaining purchase price of approximately $854.6 million. The majority of land and lots under contract are currently expected to be purchased within 3 years. None of the land purchase contracts were subject to specific performance provisions at June 30, 2025.

Note 12 — Related Party Transactions

D.R. Horton

The Company has a Shared Services Agreement with D.R. Horton whereby D.R. Horton provides the Company with certain administrative, compliance, operational and procurement services. In the nine months ended June 30, 2025 and 2024, selling, general and administrative expense in the consolidated statements of operations included $5.4 million and $4.1 million for these shared services, $10.8 million and $7.0 million reimbursed to D.R. Horton for the cost of health insurance and other employee benefits and $0.7 million for both periods for other corporate and administrative expenses paid by D.R. Horton on behalf of the Company.

Under the terms of the Master Supply Agreement with D.R. Horton, both companies identify land development opportunities to expand Forestar's portfolio of assets. At June 30, 2025 and September 30, 2024, the Company owned approximately 68,300 and 57,800 residential lots, respectively, of which D.R. Horton had the following involvement.

	June 30, 2025	September 30, 2024
	(Dollars in millions)
Residential lots under contract to sell to D.R. Horton	24,200	20,500
Owned lots subject to right of first offer with D.R. Horton based on executed purchase and sale agreements	18,500	17,200
Earnest money deposits from D.R. Horton for lots under contract	$225.2	$168.4
Remaining sales price of lots under contract with D.R. Horton	$2,172.5	$1,840.5

Lot and land sales to D.R. Horton in the three and nine months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
Residential lots sold to D.R. Horton	3,075	2,903	7,688	8,842
Residential lot sales revenues from sales to D.R. Horton	$325.0	$265.6	$810.2	$846.6
(Increase) decrease in contract liabilities	$(1.3)	$(0.2)	$(0.1)	$2.6
Tract sales and other revenues from D.R. Horton	$3.8	$3.3	$7.7	$4.6

In the three and nine months ended June 30, 2025, the Company reimbursed D.R. Horton approximately $9.5 million and $17.7 million for pre-acquisition and other due diligence and development costs related to land purchase contracts identified by D.R. Horton that the Company independently underwrote and closed compared to reimbursements of $4.4 million and $15.1 million in the prior year periods. In the three and nine months ended June 30, 2025, the Company reimbursed D.R. Horton approximately $4.2 million and $18.8 million for previously paid earnest money related to those land purchase contracts compared to reimbursements of $4.0 million and $22.7 million in the prior year periods. In the nine months ended June 30, 2025, the Company purchased $2.1 million of water rights from D.R. Horton.

In the three and nine months ended June 30, 2025, the Company paid D.R. Horton $0.1 million and $0.3 million for land development services compared to $0.1 million and $0.8 million for these services in the prior year periods. These amounts are included in cost of sales in the Company’s consolidated statements of operations.

At June 30, 2025 and September 30, 2024, land held for future development primarily consisted of undeveloped land which the Company has under contract to sell to D.R. Horton at a sales price equal to the carrying value of the land at the time of sale plus additional consideration of 12% to 16% per annum.

At June 30, 2025, accrued expenses and other liabilities on the Company's consolidated balance sheets included $3.0 million owed to D.R. Horton for any accrued and unpaid shared service charges, land purchase contract deposits and due diligence and other development cost reimbursements compared to $5.2 million at September 30, 2024.

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

For the financial assets and liabilities that the Company does not reflect at fair value, the following tables present both their respective carrying value and fair value at June 30, 2025 and September 30, 2024.

		Fair Value at June 30, 2025
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In millions)
Cash and cash equivalents (a)	$189.2	$189.2	$—	$—	$189.2
Debt (b) (c)	872.8	—	870.4	9.9	880.3

		Fair Value at September 30, 2024
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In millions)
Cash and cash equivalents (a)	$481.2	$481.2	$—	$—	$481.2
Debt (b) (c)	706.4	—	683.6	9.9	693.5
 ____________________
(a)    The fair values of cash and cash equivalents approximate their carrying values due to their short-term nature and are classified as Level 1 within the fair value hierarchy.
(b)    At June 30, 2025 and September 30, 2024, debt primarily consisted of the Company's senior notes. The fair value of the senior notes is determined based on quoted market prices in markets that are not active, which is classified as Level 2 within the fair value hierarchy.
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

Our Operations

Forestar Group Inc. is a national, well-capitalized residential lot development company focused primarily on making investments in land acquisition and development to sell finished single-family residential lots to homebuilders. Our common stock is listed on the New York Stock Exchange and the NYSE Texas under the ticker symbol "FOR." The listing and trading of the Common Stock on the NYSE Texas commenced on July 1, 2025. The terms "Forestar," the "Company," "we" and "our" used herein refer to Forestar Group Inc., a Delaware corporation, and its predecessors and subsidiaries.

In October 2017, Forestar became a majority-owned subsidiary of D.R. Horton, Inc. ("D.R. Horton") by virtue of a merger with a wholly-owned subsidiary of D.R. Horton. Immediately following the merger, D.R. Horton owned 75% of our outstanding common stock. As of June 30, 2025, D.R. Horton owned approximately 62% of our outstanding common stock. As our controlling shareholder, D.R. Horton has significant influence in guiding our strategic direction and operations.

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

Our real estate segment conducts a wide range of project planning and management activities related to the entitlement, acquisition, community development and sale of residential lots. We generally secure entitlements while the land is under contract by creating plans that meet the needs of the markets where we operate, and we aim to have all entitlements secured before closing on the investment. Moving land through the entitlement and development process creates significant value. We primarily invest in entitled short-duration projects that can be developed in phases, enabling us to complete and sell lots at a pace that matches market demand, consistent with our focus on maximizing capital efficiency and returns. We occasionally make short-term strategic investments in finished lots (lot banking) and undeveloped land (land banking) with the intent to sell these assets within a short time period to utilize available capital prior to its deployment into longer-term lot development projects. For the nine months ended June 30, 2025, we sold 9,349 lots with an average sales price of $104,500. At June 30, 2025, our lot position consisted of 102,300 residential lots, of which approximately 68,300 were owned and 34,000 were controlled through purchase contracts. Of our 68,300 owned lots, approximately 25,700 lots are under contract to be sold for an aggregate remaining sales price of approximately $2.3 billion.

We have expanded and diversified our lot development operations across 64 markets in 23 states by investing available capital into our existing markets and by entering new markets. We believe our geographically diverse operations provide a strong platform for us to consolidate market share in the highly fragmented lot development industry. We also believe our geographic diversification lowers our operational risks and enhances our earnings potential by mitigating the effects of local and regional economic cycles.

Our customers are primarily local, regional and national homebuilders. The lots we deliver in our communities are primarily for entry-level, first-time move-up and active adult homes. Entry-level and first-time move-up homebuyers are the largest segments of the new home market.

During the nine months ended June 30, 2025, total residential lots sold decreased by 4% while the average sales price per lot increased 9% resulting in a 4% increase in total residential lot sales revenue compared to the prior year period. Our consolidated revenues increased 4% to $991.9 million compared to $958.0 million. Our pre-tax income was $106.2 million in the nine months ended June 30, 2025 compared to $161.6 million in the prior year period, and our pre-tax operating margin was 10.7% compared to 16.9%. Net income was $81.0 million in the nine months ended June 30, 2025 compared to $121.8 million in the prior year period, and our diluted earnings per share was $1.59 compared to $2.40.

During the third quarter, new home demand continued to be impacted by uncertainty among potential homebuyers due to ongoing affordability constraints and cautious consumer sentiment. Homebuilders have continued to offer elevated levels of sales incentives, such as mortgage rate buydowns, to address affordability and spur the demand for new homes. Despite current market conditions, total lots sold and total residential lot sales revenue in the three months ended June 30, 2025 increased 11% and 25%, respectively, compared to the prior year period. Our ongoing focus is primarily to develop lots for homes at affordable price points. While disruptions in the supply chain for certain construction materials and tightness in the labor market have largely subsided, municipality delays are still extending development cycle times in certain markets, and development costs remain elevated. We attempt to offset cost increases in one component with savings in another, and we increase our land and lot sales prices when market conditions permit. However, if market conditions are challenging, we may have to reduce selling prices or may not be able to offset cost increases with higher selling prices.

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

Results of Operations

The following tables and related discussion set forth key operating and financial data as of and for the three and nine months ended June 30, 2025 and 2024.

Operating Results

Components of income before income taxes were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Revenues	$390.5	$318.4	$991.9	$958.0
Cost of sales	310.8	246.9	778.0	730.6
Selling, general and administrative expense	37.4	29.3	111.8	86.5
Equity in earnings of unconsolidated ventures	—	—	(0.6)	—
Gain on sale of assets	—	(5.0)	—	(5.0)
Interest and other income	(1.3)	(4.4)	(4.6)	(15.7)
Loss on extinguishment of debt	—	—	1.1	—
Income before income taxes	$43.6	$51.6	$106.2	$161.6

Lot Sales

Residential lots sold consisted of:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Development projects	3,524	3,163	9,149	9,593
Lot banking projects	81	92	200	101
	3,605	3,255	9,349	9,694

Average sales price per lot (a)	$106,600	$94,000	$104,500	$96,300
 _______________
(a) Excludes any impact from change in contract liabilities.

Revenues

Revenues consisted of:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Residential lot sales:
Development projects	$373.4	$295.7	$953.3	$922.3
Lot banking projects	10.9	10.3	24.1	11.0
(Increase) decrease in contract liabilities	(1.3)	(0.2)	(0.1)	2.6
	383.0	305.8	977.3	935.9
Deferred development projects	—	0.5	—	3.5
	383.0	306.3	977.3	939.4
Tract sales and other	7.5	12.1	14.6	18.6
Total revenues	$390.5	$318.4	$991.9	$958.0

Residential lot sales revenues in the three months ended June 30, 2025 increased compared to the prior year period due to the increase in lots sold to both D.R. Horton and customers other than D.R. Horton and the increase in our average sales price per lot. Residential lot sales revenues in the nine months ended June 30, 2025 increased compared to the prior year period, primarily due to the increase in lot sales to customers other than D.R. Horton and the increase in our average sales price per lot, partially offset by the decrease in lots sold to D.R. Horton.

Residential lot sales to D.R. Horton and customers other than D.R. Horton consisted of:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Residential lots sold to D.R. Horton	3,075	2,903	7,688	8,842
Residential lots sold to customers other than D.R. Horton	530	352	1,661	852
	3,605	3,255	9,349	9,694

Residential lot revenues from lot sales to D.R. Horton and customers other than D.R. Horton, before deferred development projects and changes in contract liabilities, consisted of:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Revenues from lot sales to D.R. Horton	$325.0	$265.6	$810.2	$846.6
Revenues from lot sales to customers other than D.R. Horton	59.3	40.4	167.2	86.7
	$384.3	$306.0	$977.4	$933.3

Lots sold to customers other than D.R. Horton in the three and nine months ended June 30, 2025 included 331 lots and 693 lots, respectively, that were sold for $37.5 million and $56.3 million to a lot banker who expects to sell those lots to D.R. Horton at a future date. Lots sold to customers other than D.R. Horton in the nine months ended June 30, 2024 included 124 lots that were sold for $15.1 million to a lot banker who expects to sell those lots to D.R. Horton at a future date.

Cost of Sales, Real Estate Impairment and Land Option Charges and Interest Incurred

Cost of sales in the three and nine months ended June 30, 2025 increased compared to the prior year periods primarily due to the increase in lot sales revenues.

Each quarter, we review the performance and outlook for all of our real estate for indicators of potential impairment and perform detailed impairment evaluations and analyses when necessary. As a result of this process, no impairment charges were recorded in the three and nine months ended June 30, 2025 and 2024. In the three and nine months ended June 30, 2025, land purchase contract deposit and pre-acquisition cost write-offs related to land purchase contracts that we have terminated or expect to terminate were $1.9 million and $3.9 million, respectively, compared to $0.7 million and $1.0 million in the prior year periods.

We capitalize interest costs throughout the development period (active real estate). Capitalized interest is charged to cost of sales as the related real estate is sold to the buyer. Interest incurred was $13.4 million and $32.3 million in the three and nine months ended June 30, 2025 compared to $8.2 million and $24.5 million in the prior year periods. Interest charged to cost of sales in the three and nine months ended June 30, 2025 was 2.3% and 2.2% of total cost of sales (excluding impairments and land option charges) compared to 2.4% and 2.5% for the prior year periods.

Selling, General and Administrative (SG&A) Expense and Other Income Statement Items

SG&A expense in the three and nine months ended June 30, 2025 was $37.4 million and $111.8 million compared to $29.3 million and $86.5 million in the prior year periods. SG&A expense as a percentage of revenues was 9.6% and 11.3% in the three and nine months ended June 30, 2025 compared to 9.2% and 9.0% in the prior year periods. Our SG&A expense primarily consisted of employee compensation and related costs. Our business operations employed 443 and 376 employees at June 30, 2025 and 2024, respectively. We attempt to control our SG&A costs while ensuring that our infrastructure supports our operations; however, we cannot make assurances that we will be able to maintain or improve upon the current SG&A expense as a percentage of revenues.

Loss on extinguishment of debt of $1.1 million in the nine months ended June 30, 2025 was due to the partial repurchase of our $400 million principal amount of 3.85% senior notes due 2026 in March 2025. The gain on sale of assets of $5.0 million in the three and nine months ended June 30, 2024 was due to excess hotel occupancy and sales and use tax revenues collected from the Cibolo Canyons Special Improvement District.

Interest and other income primarily represents interest earned on our cash deposits.

Income Taxes

Income tax expense for the three and nine months ended June 30, 2025 was $10.7 million and $25.2 million compared to $12.9 million and $39.8 million in the prior year periods. Our effective tax rate was 24.5% and 23.7% for the three and nine months ended June 30, 2025 compared to 25.0% and 24.6% in the prior year periods. The effective tax rate for all periods included an expense for state income taxes and nondeductible expenses and a benefit for stock-based compensation. The effective tax rate for the three and nine months ended June 30, 2025 also included a benefit for nontaxable income.

At June 30, 2025, we had deferred tax liabilities, net of deferred tax assets, of $77.2 million. The deferred tax assets were partially offset by a valuation allowance of $0.7 million, resulting in a net deferred tax liability of $77.9 million. At September 30, 2024, deferred tax liabilities, net of deferred tax assets, were $66.7 million. The deferred tax assets were partially offset by a valuation allowance of $0.8 million, resulting in a net deferred tax liability of $67.5 million. The valuation allowance for both periods was recorded because it is more likely than not that a portion of our state deferred tax assets, primarily net operating loss (NOL) carryforwards, will not be realized because we are no longer operating in some states or the NOL carryforward periods are too brief to realize the related deferred tax asset. We will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance on our deferred tax assets. Any reversal of the valuation allowance in future periods will impact our effective tax rate.

On July 4, 2025, the President signed the One Big Beautiful Bill Act into law (the "new law"). We are evaluating the impact of the new law; however, none of the tax provisions are expected to have a significant impact on our financial statements.

Land and Lot Position

Our land and lot position at June 30, 2025 and September 30, 2024 is summarized as follows:

	June 30, 2025	September 30, 2024
Lots owned	68,300	57,800
Lots controlled through land and lot purchase contracts	34,000	37,300
Total lots owned and controlled	102,300	95,100

Owned lots under contract to sell to D.R. Horton	24,200	20,500
Owned lots under contract to customers other than D.R. Horton	1,500	500
Total owned lots under contract	25,700	21,000

Owned lots subject to right of first offer with D.R. Horton based on executed purchase and sale agreements	18,500	17,200
Owned lots fully developed	10,000	6,300

Liquidity and Capital Resources

Liquidity

At June 30, 2025, we had $189.2 million of cash and cash equivalents and $602.8 million of available borrowing capacity on our revolving credit facility. We have $70.6 million principal amount of senior note maturities in the next twelve months. We believe we are well-positioned to operate effectively during changing economic conditions because of our low net leverage and strong liquidity position, our low overhead model and our strategic relationship with D.R. Horton.

At June 30, 2025, our ratio of debt to total capital (debt divided by stockholders’ equity plus debt) was 34.2% compared to 30.7% at September 30, 2024 and 31.8% at June 30, 2024. Our ratio of net debt to total capital (debt net of unrestricted cash divided by stockholders’ equity plus debt net of unrestricted cash) was 28.9% compared to 12.4% at September 30, 2024 and 18.7% at June 30, 2024. Over the long term, we intend to maintain our ratio of net debt to total capital at approximately 40% or less. We believe that the ratio of net debt to total capital is useful in understanding the leverage employed in our operations.

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

Bank Credit Facility

We have a $640 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $1 billion, subject to certain conditions and availability of additional bank commitments. The facility includes bank commitments of $575 million maturing on December 18, 2029 and $65 million maturing on October 28, 2026. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the total revolving credit commitments. Borrowings under the revolving credit facility are subject to a borrowing base calculation based on the book value of our real estate assets and unrestricted cash. Letters of credit issued under the facility reduce the available borrowing capacity. At June 30, 2025, there were no borrowings outstanding and $37.2 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $602.8 million.

The revolving credit facility is guaranteed by our wholly-owned subsidiaries that are not immaterial subsidiaries and have not been designated as unrestricted subsidiaries. The revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require a minimum level of tangible net worth, a minimum level of liquidity and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At June 30, 2025, we were in compliance with all of the covenants, limitations and restrictions of our revolving credit facility.

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

Our $70.6 million remaining principal amount of 2026 notes mature May 15, 2026 with interest payable semiannually. The 2026 notes can be redeemed at par after May 15, 2025 through maturity. The annual effective interest rate of the 2026 notes after giving effect to the amortization of financing costs is 4.1%.

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

The indentures governing the 2026 notes and 2028 notes contain covenants that, among other things, restrict the ability of us and our restricted subsidiaries to pay dividends or distributions, repurchase equity, prepay subordinated debt and make certain investments; incur additional debt or issue mandatorily redeemable equity; incur liens on assets; merge or consolidate with another company or sell or otherwise dispose of all or substantially all of our assets; enter into transactions with affiliates; and allow to exist certain restrictions on the ability of subsidiaries to pay dividends or make other payments. The indenture governing the 2033 notes contains certain covenants that, among other things, restrict the ability of us and our restricted subsidiaries to create certain liens on assets; engage in certain sale and leaseback transactions; and merge or consolidate with another company or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. At June 30, 2025, we were in compliance with all of the limitations and restrictions associated with our senior note obligations.

Effective April 30, 2020, our Board of Directors authorized the repurchase of up to $30 million of our debt securities. The authorization has no expiration date. All of the $30 million authorization was remaining at June 30, 2025.

Other Note Payable

In December 2023, we issued a note payable of $9.9 million as part of a transaction to acquire real estate for development. The note is non-recourse and is secured by the underlying real estate, accrues interest at 4.0% per annum and matures in December 2025.

Issuance of Common Stock

We have an effective shelf registration statement filed with the Securities and Exchange Commission in September 2024, registering $750 million of equity securities, of which $300 million was reserved for sales under our at-the-market equity offering program that we entered into in November 2024. In the nine months ended June 30, 2025, we did not issue any shares of common stock under our at-the-market equity offering program. At June 30, 2025, the full $750 million remained available for issuance under the shelf registration statement, with $300 million reserved for sales under our at-the-market equity offering program.

Operating Cash Flow Activities

In the nine months ended June 30, 2025, net cash used in operating activities was $454.0 million, which was primarily the result of the increases in real estate and other assets and the decreases in accounts payable and other liabilities and accrued development costs, partially offset by net income generated in the period and the increase in earnest money on sales contracts. In the nine months ended June 30, 2024, net cash used in operating activities was $277.6 million, which was primarily the result of the increase in real estate, partially offset by net income generated in the period and the increases in earnest money on sales contracts.

Investing Cash Flow Activities

In the nine months ended June 30, 2025, net cash used in investing activities was $0.6 million compared to $3.7 million of net cash provided by investing activities in the prior year period. Cash provided by investing activities in the nine months ended June 30, 2024 included $5.0 million of excess hotel occupancy and sales and use tax revenues collected from the Cibolo Canyons Special Improvement District.

Financing Cash Flow Activities

In the nine months ended June 30, 2025, net cash provided by financing activities was $162.6 million which was primarily the result of proceeds from the issuance of $500 million principal amount of our 2033 notes and $280 million of borrowings under our senior unsecured revolving credit facility, which were partially offset by the repurchase of $329.4 million of our $400 million principal amount of 2026 notes and $280 million in repayments under our senior unsecured revolving credit facility. Cash provided by financing activities in the nine months ended June 30, 2024 was primarily the result of the issuance of common stock under our at-the-market equity offering program for net proceeds of $19.7 million.

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

At June 30, 2025, our fixed rate debt consisted of $70.6 million principal amount of our 3.85% senior notes due May 2026, $300 million principal amount of our 5.0% senior notes due March 2028, $500 million principal amount of 6.5% senior notes due March 2033 and $9.9 million principal amount of our 4.0% other note payable due in December 2025. Our variable rate debt consisted of the outstanding borrowings on our $640 million senior unsecured revolving credit facility, of which there was none at June 30, 2025.

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

(b) Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 29, 2025, a purported stockholder of the Company filed a derivative complaint in the Delaware Court of Chancery, purportedly on behalf of the Company, against D.R. Horton, Inc., the Company’s Executive Chairman, and certain of the Company’s directors. The complaint, which is captioned Mississippi Public Employees’ Retirement System v. D.R. Horton, Inc., C.A. No. 2025-0465-MTZ, asserts claims for breach of fiduciary duty arising out of lot sale transactions between the Company and D.R. Horton. The complaint seeks judgment awarding the Company damages against the defendants and awarding the plaintiff the costs and disbursements of the action, including reasonable attorneys’ and experts’ fees.

The Company disputes the allegations of wrongdoing in this matter. Nevertheless, the outcome of this lawsuit is uncertain and cannot be predicted with any certainty. Accordingly, at this time, the Company is not able to estimate a possible loss or range of loss that may result from this lawsuit or to determine whether such loss, if any, would have a material adverse effect on its business, financial condition, results of operations or liquidity.

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

Item 5. Other Information.

(c) Trading Plans

During the three months ended June 30, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

Forestar Group Inc.

Date:	July 23, 2025	By:	/s/ James D. Allen
James D. Allen, on behalf of Forestar Group Inc.
as Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)