Form 10-K
period 2025-09-30
Forestar Group Inc.
filed 2025-11-19
CIK 1406587

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
As of March 31, 2025, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $404 million based on the closing price as reported on the New York Stock Exchange.
As of November 14, 2025, there were 50,842,077 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement for its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

FORESTAR GROUP INC.
2025 ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business.

Overview

Forestar Group Inc. is a national, well-capitalized residential lot development company focused primarily on making investments in land acquisition and development to sell finished single-family residential lots to homebuilders. Our common stock is listed on the New York Stock Exchange (NYSE) and the NYSE Texas under the ticker symbol "FOR." The listing and trading of the Common Stock on the NYSE Texas commenced on July 1, 2025. The terms "Forestar," the "Company," "we" and "our" used herein refer to Forestar Group Inc., a Delaware corporation, and its predecessors and subsidiaries.

We conduct a wide range of project planning and management activities related to the entitlement, acquisition, community development and sale of residential lots. We generally secure entitlements while the land is under contract by creating plans that meet the needs of the markets where we operate, and we aim to have all entitlements secured before closing on the investment. Moving land through the entitlement and development process creates significant value. We primarily invest in entitled short-duration projects that can be developed in phases, enabling us to complete and sell lots at a pace that matches market demand, consistent with our focus on maximizing capital efficiency and returns. This strategy is a unique, lower-risk business model that we expect will produce more consistent returns than other public and private land developers. We also make short-term strategic investments in finished lots (lot banking) and undeveloped land (land banking) with the intent to sell these assets within a short time period to utilize available capital prior to its deployment into longer-term lot development projects. For the year ended September 30, 2025, we sold 14,240 lots with an average sales price of $108,400. At September 30, 2025, our lot position consisted of 99,800 residential lots, of which approximately 65,100 were owned and 34,700 were controlled through purchase contracts. Of our 65,100 owned lots, approximately 23,800 lots are under contract to be sold for an aggregate remaining sales price of approximately $2.1 billion.

We have expanded and diversified our lot development operations across 64 markets in 23 states. We believe our geographically diverse operations provide a strong platform for us to consolidate market share in the highly fragmented lot development industry. We also believe our geographic diversification lowers our operational risks and enhances our earnings potential by mitigating the effects of local and regional economic cycles.

Our customers are primarily local, regional and national homebuilders. The lots we deliver in our communities are primarily for entry-level, first-time move-up and active adult homes. Entry-level and first-time move-up homebuyers are the largest segments of the new home market. We also market some of our communities towards build-to-rent operators. We may engage in the development of multifamily sites as market opportunities arise.

Our real estate origins date back to the 1954 incorporation of Lumbermen’s Investment Corporation, which became a wholly-owned subsidiary of the predecessor to Temple-Inland Inc. ("Temple-Inland") in 1971. We changed our name to Forestar Real Estate Group Inc. after Temple-Inland began reporting us as a separate business segment in 2006, and in 2007, Temple-Inland completed a tax-free distribution of our shares to its stockholders, making us an independent publicly-traded company. In 2008, we changed our name from Forestar Real Estate Group Inc. to Forestar Group Inc. We became a majority-owned subsidiary of D.R. Horton, Inc. ("D.R. Horton") in October 2017 by virtue of a merger with a wholly-owned subsidiary of D.R. Horton. Immediately following the merger, D.R. Horton owned 75% of our outstanding common stock, and as of September 30, 2025 they owned approximately 62% of our outstanding common stock. As our controlling shareholder, D.R. Horton has significant influence in guiding our strategic direction and operations. In connection with the merger, we entered into certain agreements with D.R. Horton including a Stockholder’s Agreement (as amended, the "Stockholder's Agreement"), a Master Supply Agreement and a Shared Services Agreement. Under the terms of the Master Supply Agreement, we supply finished lots to D.R. Horton at market terms offered by Forestar and both companies identify land development opportunities to expand our portfolio of assets.

We manage our operations through our real estate segment. Our national footprint provides diversification in our real estate investments and our sources of revenues and earnings. At September 30, 2025, we conducted our operations in the states and markets listed below.

State	Market	State	Market

Alabama	Baldwin	Nevada	Las Vegas
	Birmingham		Reno
Huntsville
	Mobile	New Jersey	Southern New Jersey
Tuscaloosa
		New Mexico	Albuquerque
Arizona	Phoenix
	Tucson	North Carolina	Asheville
Charlotte
California	Bay Area		Greensboro/Winston-Salem
	Modesto/Merced/Stockton		Greenville
	Riverside County		Raleigh-Durham
	Sacramento		Wilmington

Colorado	Denver	Ohio	Cincinnati/Dayton
	Fort Collins		Columbus

Florida	Fort Myers/Naples	Pennsylvania	Philadelphia
Gainesville
	Jacksonville	South Carolina	Charleston
	Lakeland		Greenville/Spartanburg
	Melbourne		Hilton Head
	Miami		Myrtle Beach
Ocala
	Orlando	Tennessee	Knoxville
	Panama City		Nashville
Pensacola
	Tallahassee	Texas	Austin
	Tampa/Sarasota		Dallas
	Volusia County		Fort Worth
Houston
Georgia	Atlanta		San Antonio
Augusta
	Savannah	Utah	Salt Lake City/Provo/Ogden

Illinois	Chicago	Virginia	Northern Virginia
Richmond
Indiana	Indianapolis		Virginia Beach/Williamsburg

Maryland	Suburban Washington, D.C.	Washington	Vancouver
Seattle/Tacoma/Everett
Minnesota	Minneapolis/St. Paul
		West Virginia	Eastern West Virginia

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

We typically do not maintain inventories of land development materials except for work-in-progress materials for active development projects. Generally, the materials used in our operations have been readily available from numerous sources. The cost and availability of certain materials, especially steel, transformers, concrete, and petroleum-based materials, is influenced by changes in local and global commodity prices and capacity as well as government regulation, such as government-imposed tariffs or trade restrictions on supplies such as steel. Construction time for our lots depends on the availability of labor, materials and supplies, the weather, and other factors.

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

Competition

We face significant competition for the acquisition, development and sale of real estate in our markets. Our major competitors include numerous local, regional, and national developers, including home builders. Competition also exists for investment opportunities, financing, available land, raw materials and labor. Some of our real estate competitors are well established and financially strong, may have greater financial, marketing and other resources than we do, or may be larger than us and/or have lower cost of capital and operating costs than we have and expect to have. The presence of competition may increase the bargaining power of property owners seeking to sell. These competitive market pressures can sometimes make it difficult to acquire, develop or sell land and lots at prices that meet our return criteria.

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

Sales Contracts and Backlog

Our lot sales contracts require an earnest money deposit, which can vary in amount across our markets and communities. We have the right to either retain or refund customer deposits on canceled lot purchase contracts, depending upon the applicable provisions of the contract or other circumstances. The length of time between the signing of a lot sales contract and delivery of the lot to the customer (closing) is generally from three to eighteen months. At September 30, 2025, our lots owned included approximately 23,800 lots (37%) that were under contract to be sold, of which approximately 22,800 lots are under contract to D.R. Horton.

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

Human Capital Resources

People and Culture

We have increased our number of employees from 393 at September 30, 2024 to 433 at September 30, 2025 to support the growth of our residential lot development business across a geographically diversified platform. At September 30, 2025, 340 of our employees worked in our regional and divisional offices and 93 worked at our corporate office. In fiscal 2025, our total cost for employee compensation and benefits was $105.3 million. In addition to our employees, we also have a Shared Services Agreement with D.R. Horton whereby D.R. Horton employees provide us with certain administrative, compliance, operational and procurement services.

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

Recruitment, Development and Retention

We are committed to hiring, developing and supporting an energetic workforce and maintaining a productive, positive and inclusive workplace. We believe that when people feel included and have ample opportunities for professional growth, they bring forward a variety of perspectives and ideas that strengthen our company. Through our Shared Services Agreement, with D.R. Horton, we leverage their recruiting team that partners with college campuses and external organizations to identify promising new talent and established professionals. Through our paid internship program, college students and recent graduates gain valuable experience working alongside some of the most experienced professionals in the land development industry. Management is committed to supporting the development of our employees in many ways including onboarding programs, training and providing employees exposure to senior management. Our management team also supports a culture of developing future leaders from our existing workforce, enabling us to promote from within for many leadership positions. We believe this provides long-term focus and continuity to our operations while also providing opportunities for the growth and advancement of our employees. During fiscal 2025, 40 employees were placed into new leadership positions in our regional and divisional offices, and of those, 78% were promoted from within the organization.

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

Workplace Safety and Wellness

The safety and well-being of our employees are our first priority. We take workplace safety seriously at our development sites and in our offices. Our organization strives for a zero-incident safety culture and full compliance with safety regulations. We provide certification training to our field personnel through an Occupational Safety and Health Administration (OSHA) authorized third-party vendor. We also provide our teams with many safety resources, including safety checklists, policies, procedures, best practices, and communicate with our employees through a monthly safety newsletter to inform and reinforce our commitment to and concern for their well-being. We also require personal protective equipment, such as hard hats, high-visibility safety wear and hearing and eye protection be worn as necessary to meet OSHA requirements. Additionally, because substantially all of our land development work is performed by subcontractors, we require that they maintain their own safety programs as well.

Governmental Regulation and Environmental Matters

Our operations are subject to extensive and complex regulations. We, and our subcontractors, must comply with many federal, state and local laws and regulations including, but not limited to, zoning, permitting, density and development, building, environmental, advertising, labor and real estate sales. These regulations and requirements affect substantially all aspects of our land development and sales processes in varying degrees across our markets. Our properties are subject to inspection and approval by local authorities where required and may be subject to various assessments for schools, parks, streets, utilities and other public improvements. We may experience delays in receiving the proper approvals from local authorities that could delay our anticipated development activities in certain projects.

Our land development activities are also subject to an extensive array of local, state and federal statutes, ordinances, rules and regulations concerning the protection of health, safety and the environment. Compliance requirements for each site vary greatly according to location, environmental condition and the present and former uses of the site and adjoining properties. We believe that we are in compliance in all material respects with existing environmental regulations applicable to our business. Additionally, our compliance with such regulations has not had, nor is it expected to have, a material adverse effect on our consolidated financial position, results of operations or cash flows. However, changes in regulations, such as the climate-related disclosure legislation recently enacted by the State of California could increase our costs to comply with such regulations, as discussed in "Item 1A. Risk Factors."

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

Item 1A. Risk Factors.

Discussion of our business and operations included in this annual report on Form 10-K should be read together with the risk factors set forth below. They describe various risks and uncertainties we are or may become subject to, many of which are difficult to predict and beyond our control. Although the risks are organized and described separately, many of the risks are interrelated. These risks and uncertainties, together with other factors described elsewhere in this report, have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.

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

For so long as D.R. Horton and its controlled affiliates hold shares of our common stock representing at least 20% of the votes entitled to be cast by our stockholders at a stockholder meeting, D.R. Horton is able to designate a certain number of the members of our Board of Directors. Currently, D.R. Horton has the right to designate four out of seven members of our Board, subject to a requirement that we and D.R. Horton use reasonable best efforts to cause at least three directors to qualify as "independent directors," as such term is defined in the New York Stock Exchange ("NYSE") listing rules, and applicable law. The directors designated by D.R. Horton have the authority to make decisions affecting our capital structure, including the issuance of additional capital stock or options, the incurrence of additional indebtedness, the implementation of stock repurchase programs and the declaration of dividends. The interests of D.R. Horton may be materially different than the interests of our other stakeholders.

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

So long as D.R. Horton and its controlled affiliates hold shares of our common stock representing at least 20% of the votes entitled to be cast by our stockholders at a stockholders' meeting, D.R. Horton is able to designate a certain number of the members of our Board. Our Nominating and Governance Committee has the right to designate the remaining number of individuals to the Board, and in any event not less than one. Currently, D.R. Horton has the right to designate four out of seven members of our Board. Further, the interests of D.R. Horton and our other stockholders may diverge. Under these circumstances, persons who might otherwise accept an invitation to join our Board may decline.

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

The federal government’s fiscal policies and the Federal Reserve's monetary policies may negatively impact the financial markets and consumer confidence and could hurt the U.S. economy and the real estate market, and in turn, could adversely affect the operating results of our business. In response to rising inflation, the Federal Reserve raised interest rates significantly in 2022 and 2023, which led to an increase in mortgage interest rates. While interest rates have since been lowered and may be lowered further, mortgage interest rates have remained elevated since 2022. The increase in mortgage interest rates has reduced the affordability of homes and thus affected the demand for finished lots, requiring us to use pricing adjustments and incentives to adapt to current market conditions. Prolonged periods of elevated mortgage interest rates or further increases in mortgage interest rates could have an adverse impact on our business and financial results.

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

In the recent past, we experienced multiple disruptions in our supply chain, which resulted in shortages of certain construction materials and tightness in the labor market. This caused our construction cycle times to lengthen and costs of construction materials to increase. Although our construction cycle times have decreased more recently, if shortages and cost increases in construction materials and tightness in the labor market increase, our construction cycle time and profit margins could be adversely impacted.

In addition, newly imposed or increased tariffs, duties and/or trade restrictions, such as those imposed or increased by the current administration, on imported materials and goods that are used in connection with the construction and delivery of homes, including steel, aluminum and lumber, may raise homebuilders' costs for these items or for the products made with them. These factors may cause construction delays or increase costs for homebuilders, which could reduce the pace of home construction and demand for finished lots.

Public health issues such as a major epidemic or pandemic could adversely affect our business and financial results.

The U.S. and other countries have experienced, and may experience in the future, outbreaks of contagious diseases that affect public health and public perception of health risk. In the event of a widespread, prolonged actual or perceived outbreak of any contagious disease, our operations could be negatively impacted. Such events have had, and could in the future have, an effect on our operations, including a reduction in homebuilder traffic, a disruption in our supply chain, tightness in the labor market or other factors, all of which could reduce demand for our lots. These or other repercussions of a public health crisis that affect the global economy could have an adverse impact on our results of operations and financial condition.

Our business and financial results could be adversely affected by weather conditions and natural disasters.

Physical risks, including weather conditions and natural disasters, such as hurricanes, tornadoes, earthquakes, volcanic activity, droughts, floods, hailstorms, heavy or prolonged precipitation, wildfires and others, can harm our business. Additionally, the physical impacts of climate change may cause these occurrences to increase in frequency, severity and duration. The climates and geology of many of the states in which we operate, including California, Florida, Texas and other coastal areas where we have some of our larger operations, present increased risks of adverse weather or natural disasters, such as wildfires and hurricanes. Any such events can temporarily delay our development work and lot sales, unfavorably affect the cost or availability of materials or labor, damage residential lots under construction, lead to changing customer preferences and/or negatively impact demand for residential lots in affected areas. We have experienced short-term impacts on our lot sales from weather events in recent years. However, there has been no material impact on our business from these events or material operational challenges resulting from these events, but they could adversely affect our business in the future.

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

From time to time, we provide surety bonds to secure our performance or obligations under construction contracts, development agreements and other arrangements. At September 30, 2025, we had $853.4 million of outstanding surety bonds. Our ability to obtain surety bonds primarily depends upon our credit rating, financial condition, past performance and other factors, including the capacity of the surety market and the underwriting practices of surety bond issuers. The ability to obtain surety bonds also can be impacted by the willingness of insurance companies to issue performance bonds for construction and development activities. If we are unable to obtain surety bonds when required, our results of operations and cash flows could be adversely affected.

Information technology failures, cybersecurity incidents, and the failure to satisfy privacy and data protection laws and regulations could harm our business.

We use information technology and other computer resources, including artificial intelligence, to carry out important operational and marketing activities and to maintain our business records. These information technology systems are dependent upon global communications providers, web browsers, third-party software and data storage providers and other aspects of the Internet infrastructure that have experienced cyber security incidents, significant systems failures and service outages in the past. Additionally, phishing attacks, whereby perpetrators attempt to fraudulently induce employees, customers, vendors or other users of a company’s systems to disclose personal information to gain access to its data, have increased significantly in recent years. With the use of artificial intelligence, these phishing attacks may contain highly convincing language making them difficult to distinguish from legitimate messages. The use of remote work environments and virtual platforms may increase our risk of cyber incidents that could compromise our data. Further, geopolitical tensions or conflicts may create a heightened risk of these incidents. Our normal business activities involve collecting and storing information specific to our customers, employees, vendors and suppliers and maintaining operational and financial information related to our business, both in an office setting and remote locations as needed. A material breach in the security of our information technology systems or other data security controls, or those of the third parties we work with, could include the theft or release of this information. The unintended or unauthorized disclosure of personal identifying and confidential information as a result of a cybersecurity incident by any means could lead to litigation or other proceedings against us by the affected individuals or business partners, or by regulators. The outcome of such proceedings, which could include penalties or fines, could have a significant negative impact on our business.

We may also be required to incur significant costs to protect against damages caused by information technology failures, cybersecurity incidents, and the failure to satisfy privacy, data protection, and artificial intelligence laws and regulations in the future as legal requirements continue to increase. The European Union and other international regulators, as well as state governments, have enacted or enhanced privacy, data protection, and artificial intelligence regulations, such as the California Privacy Rights Act and the Colorado Privacy Act, and other governments are considering establishing similar or stronger protections. Among other things, these regulations impose certain obligations for handling specified personal information in our systems, including notifying individuals regarding information we have collected from them. We have incurred costs in an effort to comply with these requirements, but our costs may increase significantly if new requirements are enacted and based on how individuals exercise their rights. Any loss of personal information and failure to comply with these requirements or other applicable laws and regulations in this area could result in substantial penalties, reputational damage or litigation.

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

Although past cybersecurity incidents have not had a material effect on our business or operations to date, in the future, a significant and extended disruption in the functioning of our information technology systems or a breach of any of our data security controls could disrupt our business operations, damage our reputation and cause us to lose customers. Additionally, if a cybersecurity incident is determined to be material, we are subject to additional reporting requirements. We cannot provide assurances that a cyber incident, including data theft or other significant systems or security failures will not occur in the future, and such occurrences could have a material and adverse effect on our consolidated results of operations or financial position.

We are subject to litigation or other claims, which could materially and adversely affect us.

Lawsuits, claims and proceedings have been and may in the future be instituted or asserted against us. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. We intend to defend ourselves vigorously in any litigation that has been or may be instituted against us; however, litigation is inherently uncertain, and we cannot be certain of the ultimate outcomes of any claims that have arisen or may arise. Resolution of these types of matters against us may materially affect our ability to conduct our business in the manner that we expect or otherwise adversely affect us. Litigation, claims or proceedings could also generate negative publicity that could be detrimental to our reputation.

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

Additionally, actual or perceived sustainability matters and our response to these matters could harm our business. Increasing governmental and societal attention to sustainability matters, including expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, human capital, labor, cybersecurity and risk oversight, could expand the nature, scope, and complexity of matters that we are required to control, assess and report. In March 2024, the SEC adopted new rules regarding climate-related disclosures. These rules were subsequently challenged in legal proceedings, and their effectiveness was stayed by the SEC pending judicial review. In March 2025, the SEC terminated its defense of the rules; however, if they become effective, they would require public companies to make a wide range of climate-related disclosures. Similarly, the State of California has enacted its own legislation requiring extensive climate-related disclosures for companies deemed to be doing business in California, and other states are considering similar laws. Any of the above factors may alter the environment in which we do business and may increase the ongoing costs of compliance and adversely impact our results of operations and cash flows. If we are unable to adequately address such sustainability matters or fail to comply with all laws, regulations, policies and related interpretations, it could negatively impact our reputation and our business results.

The subcontractors we rely on to perform the actual development of our residential lots are also subject to a significant number of local, state and federal laws and regulations, including laws involving matters that are not within our control. If the subcontractors who develop our residential lots fail to comply with all applicable laws, we can suffer reputational damage and may be exposed to liability.

Changes in income tax and securities laws could adversely affect our business and financial results

We are subject to income taxes at the federal, state and local levels, and any changes in tax legislation could adversely affect our future effective tax rates and the value of our deferred tax assets.

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

As of September 30, 2025, we had a $640 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $1 billion, subject to certain conditions and availability of additional bank commitments. The facility includes bank commitments of $575 million maturing on December 18, 2029 and $65 million maturing on October 28, 2026. On October 30, 2025, we exercised the accordion feature under our credit facility and increased the total commitments by $25 million, resulting in total commitments of $665 million, of which $600 million matures on December 18, 2029 and $65 million matures on October 28, 2026. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the total revolving credit commitments. We also have outstanding $300 million principal amount of 5.0% senior notes due 2028 and $500 million principal amount of 6.5% senior notes due 2033, all of which may be redeemed prior to maturity, subject to certain limitations and premiums defined in the indenture agreements. The notes represent senior unsecured obligations that rank equally in right of payment to all existing and future senior unsecured indebtedness and are guaranteed by each of our subsidiaries to the extent such subsidiaries guarantee our revolving credit facility.

We regularly assess our projected capital requirements to fund growth in our business, repay debt obligations and support other general corporate and operational needs, and we regularly evaluate our opportunities to raise additional capital. We have an effective shelf registration statement, filed with the SEC in September 2024, registering $750 million of equity securities, of which $300 million is reserved for sales under the at-the-market equity offering program that we entered into in November 2024. In fiscal 2025, we did not issue any shares under its at-the-market equity offering program. At September 30, 2025, the full $750 million remained available for issuance under our shelf registration statement, with $300 million reserved for sales under the at-the-market equity offering program.

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

As of September 30, 2025, our consolidated debt was $802.7 million, including $300 million principal amount of 5.0% senior notes due 2028 and $500 million principal amount of 6.5% senior notes due 2033. Our revolving credit facility and the indentures governing the senior notes impose restrictions on our ability, and our restricted subsidiaries’ abilities, to incur secured and unsecured debt, but still permit us and our restricted subsidiaries to incur a substantial amount of future secured and unsecured debt, and do not restrict the incurrence of future secured and unsecured debt by our unrestricted subsidiaries. The indentures governing the senior notes allow us to incur a substantial amount of additional debt.

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

Change of Control Purchase Option and Change of Control Default.

Upon the occurrence of a change of control triggering event, as defined in the indentures governing the senior notes, we will be required to offer to repurchase such notes at 101% of their principal amount, together with all accrued and unpaid interest, if any. Moreover, a change of control, as defined in our revolving credit facility, would constitute an event of default under our revolving credit facility that could result in the acceleration of the repayment of any borrowings outstanding under our revolving credit facility, a requirement to cash collateralize all letters of credit outstanding thereunder and the termination of the commitments thereunder. If any of our or our restricted subsidiaries’ indebtedness together having an aggregate principal amount outstanding of $40 million or more, in the case of the indenture governing our 5.0% senior notes due 2028, or $75 million or more, in the case of our 6.5% senior notes due 2033, were accelerated and such acceleration were not rescinded or such indebtedness were not satisfied, in either case within 30 days, an event of default would result under the indentures governing the senior notes, entitling the trustee for the senior notes or holders of at least 25%, in the case of the 5.0% senior notes due 2028, or 30%, in the case of the 6.5% senior notes due 2033, in aggregate principal amount of the applicable series of the notes to declare all such notes to be due and payable immediately. If purchase offers were required under the indentures for the senior notes, repayment of the borrowings under our revolving credit facility were required, or if the notes were accelerated, we can give no assurance that we would have sufficient funds to pay the required amounts.

Our debt agreements contain a number of restrictive covenants which will limit our ability to finance future operations, acquisitions or capital needs or engage in other business activities that may be in our interest.

The covenants in the indentures governing the senior notes and the credit agreement governing our revolving credit facility impose, and the terms of any future indebtedness may impose, operating and other restrictions on us and our subsidiaries. Such restrictions affect or will affect, and in many respects limit or prohibit, among other things, our ability and the ability of certain of our subsidiaries to:
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

The stock markets in general may experience extreme volatility that may be unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock, making it difficult to predict the market price of our common stock in the future and causing the value of our common stock to decline.

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

D.R. Horton's CIO has 36 years of experience working in information technology including roles in the commercial software development, healthcare, industrial and professional services sectors. While in those roles, the D.R. Horton CIO has led governance, risk, and compliance technology programs and information security programs. The D.R. Horton CIO currently reports to the D.R. Horton CFO.

D.R. Horton's CSRO has 24 years of experience working in information technology and cyber security roles including software development, identity and access management projects, privilege account management and multifactor authentication implementations. While in those roles, the D.R. Horton CSRO has led projects and implementations for a variety of organizations that assess and create solutions for security concerns. The D.R. Horton CSRO currently reports to the D.R. Horton CIO.

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

On April 29, 2025, a verified stockholder of the Company filed a derivative complaint in the Delaware Court of Chancery, on behalf of the Company, against D.R. Horton, Inc., the Company’s Executive Chairman, and certain of the Company’s directors. The complaint, which is captioned Mississippi Public Employees’ Retirement System v. D.R. Horton, Inc., C.A. No. 2025-0465-MTZ, asserts claims for breach of fiduciary duty arising out of lot sale transactions between the Company and D.R. Horton. The complaint seeks judgment awarding the Company damages against the defendants and awarding the plaintiff the costs and disbursements of the action, including reasonable attorneys’ and experts’ fees.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the NYSE and the NYSE Texas under the trading symbol "FOR." As of November 14, 2025, the closing price of our common stock on the NYSE and NYSE Texas was $24.42, and there were approximately 718 holders of record.

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

Stock Performance Graph

The following graph illustrates the cumulative total stockholder return of an initial investment of $100 on September 30, 2020 in Forestar common stock for the period from September 30, 2020 through September 30, 2025 compared to the same investment in the Russell 2000 Index and our peer group.
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
The peer group for the current year is unchanged from the prior year, except The St. Joe Company was excluded in fiscal 2025 solely because a significant portion of its business is now unrelated to the residential development industry and is primarily focused on hospitality and leasing. This change was made to ensure the peer group remains representative of companies with similar industry focus, market capitalization, and business models. The companies included in our peer group consist of American Woodmark Corporation; Beazer Homes USA, Inc.; Century Communities, Inc.; Five Point Holdings, LLC; Howard Hughes Holdings Inc.; JELD-WEN Holding, Inc.; LGI Homes, Inc.; M/I Homes, Inc.; and MasterBrand, Inc. The peer group is reviewed annually to ensure continued relevance for performance comparison.

Comparison of Five-Year Cumulative Total Return
200
150
100
50
0
Sep-20
Sep-21
Sep-22
Sep-23
Sep-24
Sep-25
Forestar Group Inc.
Russell 2000
Peer Group

Stock Performance Data:	2020	2021	2022	2023	2024	2025
Forestar Group Inc.	$100.00	$105.25	$63.22	$152.20	$182.88	$150.23
Russell 2000	100.00	147.68	112.98	123.06	156.00	172.78
Peer Group	100.00	128.12	74.19	114.68	160.13	118.67

This performance graph shall not be deemed to be incorporated by reference into our SEC filings and should not constitute soliciting material or otherwise be considered filed under the Securities Act of 1933, as amended (Securities Act) or the Exchange Act.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to promote an understanding of our financial condition, results of operations, liquidity and certain other factors that may affect future results. MD&A is provided as a supplement to, and should be read in conjunction with our consolidated financial statements and notes to those statements that appear elsewhere in this Form 10-K. This section generally discusses the results of operations for fiscal 2025 compared to 2024. For similar operating and financial data and discussion of our fiscal 2024 results compared to our fiscal 2023 results, refer to Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" under Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2024, which was filed with the SEC on November 19, 2024.

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to any differences include, but are not limited to, those discussed under the caption "Forward-Looking Statements" and under Item 1A —"Risk Factors."

Our Operations

We are a residential lot development company with operations in 64 markets in 23 states as of September 30, 2025. In October 2017, we became a majority-owned subsidiary of D.R. Horton, Inc. As our controlling shareholder, D.R. Horton has significant influence in guiding our strategic direction and operations.

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

In fiscal year 2025, new home demand continued to be impacted by ongoing affordability constraints and cautious consumer sentiment during fiscal 2025. Homebuilders have continued to offer elevated levels of sales incentives, such as mortgage rate buydowns, to address affordability and spur the demand for new homes. Despite current market conditions, our revenues increased 10% from the prior year period. Our ongoing focus is primarily to develop lots for homes at affordable price points. While the disruptions in the supply chain for certain construction materials and tightness in the labor market have largely subsided, delays in receiving the necessary approvals from municipalities are still extending development cycle times in certain markets, and development costs remain elevated. We attempt to offset cost increases in one component with savings in another, and we increase our land and lot sales prices when market conditions permit. However, if market conditions are challenging, we may have to reduce selling prices or may not be able to offset cost increases with higher selling prices.

We remain focused on managing the pricing and sales pace in each of our communities to optimize the returns on our inventory investments and adjust to local market conditions and demand. To adjust to changes in market conditions during recent years, we have reduced lot prices where necessary.

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

Results of Operations

The following tables and related discussion set forth key operating and financial data as of and for the fiscal years ended September 30, 2025 and 2024.

Operating Results

Components of income before income taxes were as follows:

	Year Ended September 30,
	2025	2024
	(In millions)
Revenues	$1,662.4	$1,509.4
Cost of sales	1,298.9	1,150.1
Selling, general and administrative expense	154.4	118.5
Equity in earnings of unconsolidated ventures	(0.6)	—
Gain on sale of assets	(4.5)	(9.5)
Interest and other income	(6.3)	(19.8)
Loss on extinguishment of debt	1.2	—
Income before income taxes	$219.3	$270.1

Lot Sales

Residential lots sold consisted of:

	Year Ended September 30,
	2025	2024
Development projects	13,892	14,769
Lot banking projects	348	299
	14,240	15,068

Average sales price per lot (a)	$108,400	$96,600
 _______________
(a) Excludes any impact from change in contract liabilities.

Revenues

Revenues consisted of:

	Year Ended September 30,
	2025	2024
	(In millions)
Residential lot sales:
Development projects	$1,499.8	$1,418.5
Lot banking projects	43.4	37.9
Decrease in contract liabilities	1.1	2.9
	1,544.3	1,459.3
Deferred development projects	—	8.1
	1,544.3	1,467.4
Tract sales and other	118.1	42.0
Total revenues	$1,662.4	$1,509.4

Residential lot sales to D.R. Horton and customers other than D.R. Horton consisted of:

	Year Ended September 30,
	2025	2024
Residential lots sold to D.R. Horton	11,751	13,267
Residential lots sold to customers other than D.R. Horton	2,489	1,801
	14,240	15,068

Residential lot revenues from lot sales to D.R. Horton and customers other than D.R. Horton, before deferred development projects and changes in contract liabilities, consisted of:

	Year Ended September 30,
	2025	2024
	(In millions)
Revenues from lot sales to D.R. Horton	$1,277.6	$1,271.4
Revenues from lot sales to customers other than D.R. Horton	265.6	185.0
	$1,543.2	$1,456.4

Residential lot sales revenues in fiscal 2025 increased compared to the prior year period, primarily due to the increase in our average selling price per lot which was partially offset by the decrease in lot sales volume. The increase in our average sales price per lot was primarily due to changes in the regional mix of lot sales.

Lots sold to customers other than D.R. Horton in fiscal 2025 and 2024 included 927 and 124 lots, respectively, that were sold for $83.4 million and $15.1 million, respectively, to a lot banker who expects to sell those lots to D.R. Horton at a future date.

Tract sales and other revenue in fiscal 2025 primarily consisted of 414 tract acres sold to D.R. Horton for $91.2 million as well as 90 tract acres sold to customers other than D.R. Horton for $12.3 million. Tract sales and other revenue to D.R. Horton in fiscal 2025 includes a multifamily site representing 273 rental units which we developed and sold to D.R. Horton for $10.7 million of revenue. Tract sales and other revenue sold to customers other than D.R. Horton in fiscal 2025 included 42 tract acres sold for $5.3 million to a third party who expects to sell finished lots to D.R Horton at a later date. Tract sales and other revenue in fiscal 2024 primarily consisted of 32 tract acres sold to D.R. Horton for $15.2 million and 64 tract acres sold to customers other than D.R. Horton for $11.8 million.

Cost of Sales, Real Estate Impairment and Land Option Charges and Interest Incurred

Cost of sales in fiscal 2025 increased compared to fiscal 2024 primarily due to the increase in revenues. Cost of sales related to tract sales and other revenues in fiscal 2025 and 2024 was $72.4 million and $17.4 million, respectively.

Each quarter, we review the performance and outlook for all of our real estate for indicators of potential impairment and perform detailed impairment evaluations and analyses when necessary. As a result of this process, no impairment charges were recorded during fiscal 2025 and 2024. During fiscal 2025 and 2024, land purchase contract deposit and pre-acquisition cost write-offs related to land purchase contracts that we have terminated or expect to terminate were $7.2 million and $4.1 million.

We capitalize interest costs throughout the development period (active real estate). Capitalized interest is charged to cost of sales as the related real estate is sold to the buyer. Interest incurred was $45.5 million and $32.6 million in fiscal 2025 and 2024. Interest charged to cost of sales in fiscal 2025 was 2.4% of total cost of sales (excluding impairments and land option charges) compared to 2.5% of total cost of sales in fiscal 2024.

Selling, General and Administrative (SG&A) Expense and Other Income Statement Items

SG&A expense in fiscal 2025 was $154.4 million compared to $118.5 million in fiscal 2024. SG&A expense as a percentage of revenues was 9.3% and 7.9% in fiscal 2025 and 2024, respectively. Our SG&A expense primarily consisted of employee compensation and related costs. Our business operations employed 433 and 393 employees at September 30, 2025 and 2024, respectively. We attempt to control our SG&A costs while ensuring that our infrastructure supports our operations; however, we cannot make assurances that we will be able to maintain or improve upon the current SG&A expense as a percentage of revenues.

Loss on extinguishment of debt of $1.2 million in fiscal 2025 was due to the repurchase and redemption of our $400 million principal amount of 3.85% senior notes due 2026.

The gain on sale of assets in fiscal 2025 and 2024 is the result of $4.5 million and $9.5 million, respectively, of excess hotel occupancy and sales and use tax revenues collected from the Cibolo Canyons Special Improvement District.

Interest and other income primarily represents interest earned on our cash deposits.

Income Taxes

Our income tax expense was $51.4 million and $66.7 million in fiscal 2025 and 2024, respectively, and our effective tax rate was 23.4% and 24.7% for 2025 and 2024, respectively. Our effective tax rate for both years includes an expense for state income taxes and non-deductible expenses and a benefit for stock-based compensation. Our fiscal 2025 effective tax rate has a benefit for nontaxable income.

At September 30, 2025, we had deferred tax liabilities, net of deferred tax assets, of $85.6 million. The deferred tax assets were partially offset by a valuation allowance of $0.6 million, resulting in a net deferred tax liability of $86.2 million. At September 30, 2024, deferred tax liabilities, net of deferred tax assets, were $66.7 million. The deferred tax assets were partially offset by a valuation allowance of $0.8 million, resulting in a net deferred tax liability of $67.5 million. The valuation allowance for both periods was recorded because it is more likely than not that a portion of our state deferred tax assets, primarily NOL carryforwards, will not be realized because we are no longer operating in some states or the NOL carryforward periods are too brief to realize the related deferred tax asset. We will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance on our deferred tax assets. Any reversal of the valuation allowance in future periods will impact our effective tax rate.

We had no unrecognized tax benefits at September 30, 2025 and 2024.

On July 4, 2025, the One Big Beautiful Bill Act was signed into law (the new law). None of the tax provisions enacted by the new law have a significant impact on our financial statements.

Land and Lot Position

Our land and lot position at September 30, 2025 and 2024 is summarized as follows:

	September 30,
	2025	2024
Lots owned	65,100	57,800
Lots controlled through land and lot purchase contracts	34,700	37,300
Total lots owned and controlled	99,800	95,100

Owned lots under contract to sell to D.R. Horton	22,800	20,500
Owned lots under contract to customers other than D.R. Horton	1,000	500
Total owned lots under contract	23,800	21,000

Owned lots subject to right of first offer with D.R. Horton based on executed purchase and sale agreements	17,600	17,200
Owned lots fully developed	8,900	6,300

Liquidity and Capital Resources

Liquidity

At September 30, 2025, we had $379.2 million of cash and cash equivalents and $588.9 million of available borrowing capacity on our revolving credit facility. We have no senior note maturities until fiscal 2028. We believe we are well-positioned to operate effectively during changing economic conditions because of our low net leverage and strong liquidity position, our low overhead model and our strategic relationship with D.R. Horton.

At September 30, 2025, our ratio of debt to total capital (debt divided by stockholders’ equity plus debt) was 31.2% compared to 30.7% at September 30, 2024. Our ratio of net debt to total capital (debt net of unrestricted cash divided by stockholders’ equity plus debt net of unrestricted cash) was 19.3% compared to 12.4% at September 30, 2024. Over the long term, we intend to maintain our ratio of net debt to total capital at approximately 40% or less. We believe that the ratio of net debt to total capital is useful in understanding the leverage employed in our operations.

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

Bank Credit Facility

As of September 30, 2025, we had a $640 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $1 billion, subject to certain conditions and availability of additional bank commitments. The facility includes bank commitments of $575 million maturing on December 18, 2029 and $65 million maturing on October 28, 2026. On October 30, 2025, we exercised the accordion feature under our credit facility and increased the total commitments by $25 million, resulting in total commitments of $665 million, of which $600 million matures on December 18, 2029 and $65 million matures on October 28, 2026. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the total revolving credit commitments. Borrowings under the revolving credit facility are subject to a borrowing base calculation based on the book value of our real estate assets and unrestricted cash. Letters of credit issued under the facility reduce the available borrowing capacity. At September 30, 2025, there were no outstanding borrowings and $51.1 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $588.9 million.

The revolving credit facility is guaranteed by our wholly-owned subsidiaries that are not immaterial subsidiaries and have not been designated as unrestricted subsidiaries. The revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require a minimum level of tangible net worth, a minimum level of liquidity and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At September 30, 2025, we were in compliance with all of the covenants, limitations and restrictions of our revolving credit facility.

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

In March 2025, we issued $500 million principal amount of 6.5% senior notes due March 15, 2033 (the "2033 notes"), with interest payable semiannually. The annual effective interest rate of the 2033 notes after giving effect to the amortization of financing costs is 6.7%. The net proceeds from this issuance were primarily used to fund our tender offer to purchase any and all of our outstanding $400 million principal amount of 3.85% senior notes due 2026 (the "2026 notes"), of which $329.4 million aggregate principal amount was tendered. The repurchase price of $333.4 million included accrued and unpaid interest of $4.2 million. In September 2025, we redeemed the remaining $70.6 million principal amount of our 3.85% senior notes for $71.6 million, which included $1.0 million of accrued and unpaid interest. In fiscal 2025, we recognized a $1.2 million loss on extinguishment of debt related to the repurchase and redemption of our 2026 notes.

At any time prior to March 15, 2028, we may, on one or more occasions, redeem up to 40% of the aggregate principal amount of the 2033 notes with the net cash proceeds from certain equity offerings at a redemption price of 106.5% of the principal amount of the 2033 notes being redeemed. At any time prior to March 15, 2028, we may redeem some or all of the 2033 notes at a redemption price of 100% of the principal amount thereof plus a specified "make whole" premium described in the indenture. We also have the option, at any time on or after March 15, 2028 to redeem some or all of the 2033 notes at 103.25% of their principal amount plus any accrued and unpaid interest. In accordance with the indenture, the redemption price decreases annually thereafter and the 2033 notes can be redeemed at par on or after March 15, 2030 through maturity.

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

The indentures governing the senior notes require that, upon the occurrence of both a change of control and a rating decline (as defined in each indenture), we offer to purchase the applicable series of notes at 101% of their principal amount, plus accrued and unpaid interest. Under the indenture governing the 2028 notes, if we or our restricted subsidiaries dispose of assets, under certain circumstances, we will be required to either invest the net cash proceeds from such asset sales in our business within a specified period of time, repay certain senior secured debt or debt of our non-guarantor subsidiaries, or make an offer to purchase a principal amount of such notes equal to the excess net cash proceeds at a purchase price of 100% of their principal amount.

The indenture governing the 2028 notes contain covenants that, among other things, restrict the ability of us and our restricted subsidiaries to pay dividends or distributions, repurchase equity, prepay subordinated debt and make certain investments; incur additional debt or issue mandatorily redeemable equity; incur liens on assets; merge or consolidate with another company or sell or otherwise dispose of all or substantially all of our assets; enter into transactions with affiliates; and allow to exist certain restrictions on the ability of subsidiaries to pay dividends or make other payments. The indenture governing the 2033 notes contains certain covenants that, among other things, restrict the ability of us and our restricted subsidiaries to create certain liens on assets; engage in certain sale and leaseback transactions; and merge or consolidate with another company or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of us and our restricted subsidiaries (taken as a whole). At September 30, 2025, we were in compliance with all of the limitations and restrictions associated with our senior note obligations.

Effective April 30, 2020, our Board of Directors authorized the repurchase of up to $30 million of our debt securities. The authorization has no expiration date. All of the $30 million authorization remained at September 30, 2025.

Other Note Payable

In December 2023, we issued a note payable of $9.9 million as part of a transaction to acquire real estate for development. The note is non-recourse and is secured by the underlying real estate, accrues interest at 4.0% per annum and matures in December 2025.

Issuance of Common Stock

We have an effective shelf registration statement filed with the Securities and Exchange Commission in September 2024, registering $750 million of equity securities, of which $300 million was reserved for sales under our at-the-market equity offering program that we entered into in November 2024. In fiscal 2025, we did not issue any shares of common stock under our at-the-market equity offering program. At September 30, 2025, the full $750 million remained available for issuance under the shelf registration statement, with $300 million reserved for sales under our at-the-market equity offering program.

Operating Cash Flow Activities

In fiscal 2025, net cash used in operating activities was $197.7 million, which was primarily the result of the increases in real estate and other assets and the decrease in accrued development costs, partially offset by net income generated in the period and the increase in earnest money on sales contracts. In fiscal 2024, net cash used in operating activities was $158.4 million, which was primarily the result of the increase in real estate, partially offset by net income generated in the period and the increases in earnest money on sales contracts, accrued development costs and accounts payable and other accrued liabilities.

Investing Cash Flow Activities

In fiscal 2025, net cash provided by investing activities was $3.2 million compared to $7.3 million in fiscal 2024. Cash provided by investing activities in fiscal 2025 and 2024 included $4.5 million and $9.5 million, respectively, of excess hotel occupancy and sales and use tax revenues collected from the Cibolo Canyons Special Improvement District.

Financing Cash Flow Activities

In fiscal 2025, net cash provided by financing activities was $92.5 million compared to $16.3 million in fiscal 2024. The cash provided by financing activities in fiscal 2025 was primarily the result of proceeds from the issuance of $500 million principal amount of our 2033 notes and $280 million of borrowings under our senior unsecured revolving credit facility, partially offset by the repurchase of our $400 million principal amount of 2026 notes and $280 million in repayments under our senior unsecured revolving credit facility. The cash provided by financing activities in fiscal 2024 primarily consisted of the issuance of common stock under our at-the-market equity offering program for net proceeds of $19.7 million.

Critical Accounting Policies and Estimates

General — A comprehensive enumeration of the significant accounting policies of Forestar Group Inc. and subsidiaries is presented in Note 1 to the accompanying financial statements as of September 30, 2025 and 2024, and for the years ended September 30, 2025, 2024 and 2023. Each of our accounting policies has been chosen based upon current authoritative literature that collectively comprises U.S. Generally Accepted Accounting Principles (GAAP). In instances where alternative methods of accounting are permissible under GAAP, we have chosen the method that most appropriately reflects the nature of our business, the results of our operations and our financial condition, and have consistently applied those methods over each of the periods presented in the financial statements. The Audit Committee of our Board of Directors has reviewed and approved the accounting policies selected.

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

Revenue Recognition — Real estate revenue and related profit are generally recognized at the time of the closing of a sale, when title to and possession of the property are transferred to the buyer. Our performance obligation, to deliver the agreed-upon land or lots, is generally satisfied at closing. However, there may be instances in which we have an unsatisfied remaining performance obligation at the time of closing. In these instances, we record contract liabilities and recognize those revenues over time as the performance obligations are completed. Generally, our remaining unsatisfied performance obligations are expected to have an original duration of less than one year.

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

Recently Adopted Accounting Standards

In November 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-07, "Segment Reporting - Improvements to Reportable Segment Disclosures," to improve reportable segment disclosure requirements. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. It also requires disclosure of the amount and description of the composition of other segment items and interim disclosures of a reportable segment’s profit or loss and assets. Additionally, all disclosure requirements of ASU 2023-07 are required for entities with a single reportable segment. We adopted the annual requirements of ASU 2023-07 and the disclosures required are included in Note 2 - Segment Reporting. The new interim period disclosures are required beginning in the first quarter of fiscal 2026 on a retrospective basis to all periods presented and will be included in our Quarterly Reports on Form 10-Q at that time. The adoption of this ASU did not have any impact on our consolidated financial statements.

Pending Accounting Standards

In December 2023, the FASB issued ASU 2023-09, "Income Taxes - Improvements to Income Tax Disclosures," which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation and modifies other income tax related disclosures. The standard is effective for annual periods beginning in fiscal 2026. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.

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
•the effects of information technology failures, cybersecurity incidents, and the failure to satisfy privacy and data protection laws and regulations;
•the impact of governmental policies, laws or regulations and actions or restrictions of regulatory agencies;
•the effects of changes in income tax and securities laws;
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

At September 30, 2025, our fixed rate debt consisted of $300 million principal amount of 5.0% senior notes due March 2028, $500 million principal amount of 6.5% senior notes due March 2033 and $9.9 million principal amount of our 4.0% other note payable due in December 2025. Our variable rate debt consisted of the outstanding borrowings on our $640 million senior unsecured revolving credit facility, of which there were none at September 30, 2025.

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

Management conducted the required assessment of the effectiveness of our internal control over financial reporting as of September 30, 2025. Based upon this assessment, management believes that our internal control over financial reporting is effective as of September 30, 2025.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Forestar Group Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Forestar Group Inc.’s internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Forestar Group Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2025 and 2024, the related consolidated statements of operations, total equity and cash flows for each of the three years in the period ended September 30, 2025, and the related notes and our report dated November 19, 2025 expressed an unqualified opinion thereon.

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
November 19, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Forestar Group Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Forestar Group Inc. (the Company) as of September 30, 2025 and 2024, the related consolidated statements of operations, total equity and cash flows for each of the three years in the period ended September 30, 2025, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 19, 2025 expressed an unqualified opinion thereon.

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
For the year ended September 30, 2025, the Company’s cost of sales was approximately $1.3 billion, which included the costs of direct land and lot acquisition, land development, and related costs (both incurred and estimated to be incurred) allocated to each residential lot in the project. As discussed in Note 1 to the consolidated financial statements, land development costs are typically allocated to individual residential lots based on the relative sales value of the lots. At the time of lot closings, land development activities may not yet be finalized. To recognize the appropriate amount of cost of sales, the Company estimates the total remaining development costs. Estimates are affected by changes to the land development project’s cost of labor, material, and subcontractors.

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

Fort Worth, Texas
November 19, 2025

FORESTAR GROUP INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2025	September 30, 2024
	(In millions, except share data)
ASSETS
Cash and cash equivalents	$379.2	$481.2
Real estate	2,645.1	2,266.2
Investment in unconsolidated ventures	—	0.3
Property and equipment, net	8.1	7.1
Other assets	104.6	85.3
Total assets	$3,137.0	$2,840.1
LIABILITIES
Accounts payable	$71.0	$85.9
Accrued development costs	131.8	144.6
Earnest money on sales contracts	193.3	172.3
Deferred tax liability, net	86.2	67.5
Accrued expenses and other liabilities	83.1	68.3
Debt	802.7	706.4
Total liabilities	1,368.1	1,245.0
Commitments and contingencies (Note 12)
EQUITY
Common stock, par value $1.00 per share, 200,000,000 authorized shares, 50,833,171 and 50,653,637 shares issued and outstanding at September 30, 2025 and 2024, respectively	50.8	50.7
Additional paid-in capital	671.0	665.2
Retained earnings	1,046.1	878.2
Stockholders' equity	1,767.9	1,594.1
Noncontrolling interests	1.0	1.0
Total equity	1,768.9	1,595.1
Total liabilities and equity	$3,137.0	$2,840.1

See accompanying notes to consolidated financial statements.

FORESTAR GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2025	2024	2023
	(In millions, except per share amounts)
Revenues	$1,662.4	$1,509.4	$1,436.9
Cost of sales	1,298.9	1,150.1	1,132.8
Selling, general and administrative expense	154.4	118.5	97.7
Equity in earnings of unconsolidated ventures	(0.6)	—	—
Gain on sale of assets	(4.5)	(9.5)	(1.6)
Interest and other income	(6.3)	(19.8)	(13.6)
Loss on extinguishment of debt	1.2	—	—
Income before income taxes	219.3	270.1	221.6
Income tax expense	51.4	66.7	54.7
Net income	$167.9	$203.4	$166.9

Basic net income per common share	$3.30	$4.03	$3.34
Weighted average number of common shares	50.9	50.4	50.0

Diluted net income per common share	$3.29	$4.00	$3.33
Adjusted weighted average number of common shares	51.1	50.8	50.1

See accompanying notes to consolidated financial statements.

FORESTAR GROUP INC.
CONSOLIDATED STATEMENTS OF TOTAL EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Non-controlling Interests	Total Equity
	(In millions, except share amounts)
Balances at September 30, 2022 (49,761,480 shares)	$49.8	$640.6	$507.9	$1.0	$1,199.3
Net income	—	—	166.9	—	166.9
Stock issued under employee benefit plans (142,233 shares)	0.1	—	—	—	0.1
Cash paid for shares withheld for taxes	—	(0.7)	—	—	(0.7)
Stock-based compensation expense	—	4.3	—	—	4.3
Balances at September 30, 2023 (49,903,713 shares)	$49.9	$644.2	$674.8	$1.0	$1,369.9
Net income	—	—	203.4	—	203.4
Issuance of common stock (546,174 shares)	0.6	19.1	—	—	19.7
Stock issued under employee benefit plans (203,750 shares)	0.2	—	—	—	0.2
Cash paid for shares withheld for taxes	—	(3.4)	—	—	(3.4)
Stock-based compensation expense	—	5.3	—	—	5.3
Balances at September 30, 2024 (50,653,637 shares)	$50.7	$665.2	$878.2	$1.0	$1,595.1
Net income	—	—	167.9	—	167.9
Stock issued under employee benefit plans (179,534 shares)	0.1	0.3	—	—	0.4
Cash paid for shares withheld for taxes	—	(1.8)	—	—	(1.8)
Stock-based compensation expense	—	7.3	—	—	7.3
Balances at September 30, 2025 (50,833,171 shares)	$50.8	$671.0	$1,046.1	$1.0	$1,768.9

See accompanying notes to consolidated financial statements.

FORESTAR GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2025	2024	2023
	(In millions)
OPERATING ACTIVITIES
Net income	$167.9	$203.4	$166.9
Adjustments:
Depreciation and amortization	3.5	3.0	3.0
Deferred income taxes	18.7	16.8	13.8
Equity in earnings of unconsolidated ventures	(0.6)	—	—
Stock-based compensation expense	7.3	5.3	4.3
Impairments and land option charges	7.2	4.1	24.0
Gain on sale of assets	(4.5)	(9.5)	(1.6)
Loss on extinguishment of debt	1.2	—	—
Changes in operating assets and liabilities:
(Increase) decrease in real estate	(384.8)	(469.9)	206.3
Increase in other assets	(7.4)	(27.7)	(7.0)
(Decrease) increase in accounts payable and other accrued liabilities	(14.4)	24.7	(12.7)
(Decrease) increase in accrued development costs	(12.8)	40.5	(18.2)
Increase (decrease) in earnest money deposits on sales contracts	21.0	50.9	(14.7)
Net cash (used in) provided by operating activities	(197.7)	(158.4)	364.1
INVESTING ACTIVITIES
Expenditures for property, equipment, software and other	(2.2)	(2.2)	(1.3)
Return of investment in unconsolidated ventures	0.9	—	—
Proceeds from sale of assets	4.5	9.5	1.6
Net cash provided by investing activities	3.2	7.3	0.3
FINANCING ACTIVITIES
Issuance of common stock	—	19.7	—
Additions to debt	780.0	—	—
Repayment of debt	(680.0)	—	(12.5)
Deferred financing fees	(6.2)	—	—
Cash paid for shares withheld for taxes	(1.8)	(3.4)	(0.7)
Stock issued under employee benefit plans	0.5	—	—
Net cash provided by (used in) financing activities	92.5	16.3	(13.2)
(Decrease) increase in cash and cash equivalents	(102.0)	(134.8)	351.2
Cash and cash equivalents at beginning of year	481.2	616.0	264.8
Cash and cash equivalents at end of year	$379.2	$481.2	$616.0
SUPPLEMENTAL CASH FLOW INFORMATION:
Note payable issued for real estate	$—	$9.9	$—
Income taxes paid, net	$30.8	$45.7	$44.7

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

In October 2017, Forestar became a majority-owned subsidiary of D.R. Horton, Inc. ("D.R. Horton") by virtue of a merger with a wholly-owned subsidiary of D.R. Horton. Immediately following the merger, D.R. Horton owned 75% of the Company's outstanding common stock. In connection with the merger, the Company entered into certain agreements with D.R. Horton, including a Stockholder’s Agreement, a Master Supply Agreement and a Shared Services Agreement. D.R. Horton is considered a related party of Forestar under GAAP. As of September 30, 2025, D.R. Horton owned approximately 62% of the Company's outstanding common stock.

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

Land and development costs are typically allocated to individual residential lots based on the relative sales value of the lot. Cost of sales includes applicable land and lot acquisition, land development and related costs (both incurred and estimated to be incurred) allocated to each residential lot in the project. Any changes to the estimated total development costs subsequent to the initial lot closings in a community are generally allocated on a pro-rata basis to the remaining lots in the community associated with the relevant development activity.

The Company receives earnest money deposits from homebuilders for purchases of developed lots. These earnest money deposits are typically released to the homebuilders as lots are sold. Earnest money deposits from customers are subject to mortgages that are secured by the real estate under contract. These mortgages expire when the earnest money is released to homebuilders as lots are sold.

The Company has agreements with certain utility or improvement districts to convey water, sewer and other infrastructure-related assets it has constructed in connection with projects within their jurisdiction and receive reimbursements for the cost of these improvements. The reimbursement amounts for these improvements are defined by the district and are based on the allowable costs of the improvements. The transfer is consummated and the Company generally receives payment when the districts have a sufficient tax base to support the funding of their bonds. The cost incurred by the Company in constructing these improvements, net of the amount expected to be collected in the future, is included in the Company's land development budgets and in the determination of allocated lot costs.

The Company reviews real estate assets for impairment when events or circumstances indicate that their carrying value may not be recoverable. Impairment exists if the carrying amount of the asset is not recoverable from the undiscounted cash flows expected from its use and eventual disposition. The amount of the impairment loss is determined by comparing the carrying value of the asset to its estimated fair value, which is generally determined based on the present value of future cash flows expected from the sale of the asset. Real estate impairments are included in cost of sales in the consolidated statements of operations. See Note 3.

Capitalized Interest

The Company capitalizes interest costs throughout the development period (active real estate). Capitalized interest is charged to cost of sales as the related real estate is sold. During periods in which the Company’s active real estate is lower than its debt level, a portion of the interest incurred is reflected as interest expense in the period incurred. During all periods presented, the Company’s active real estate exceeded its debt level, and all interest incurred was capitalized to real estate. See Note 5.

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

FORESTAR GROUP INC.
Notes to Consolidated Financial Statements
Variable Interests

Land purchase contracts can result in the creation of a variable interest in the entity holding the land parcel under contract. There were no variable interest entities reported in the consolidated balance sheets at September 30, 2025 and 2024 because, with regard to each entity, the Company determined it did not control the activities that most significantly impact the variable interest entity’s economic performance.

The maximum exposure to losses related to the Company’s unconsolidated variable interest entities is limited to the amounts of the Company’s related deposits. At September 30, 2025 and 2024, the deposits related to these contracts totaled $34.5 million and $23.4 million, respectively, and are included in other assets in the consolidated balance sheets.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. The cost of significant additions and improvements is capitalized, and the cost of repairs and maintenance is expensed as incurred. Depreciation generally is recorded using the straight-line method over the estimated useful life of the asset as follows:

	Estimated Useful Lives	September 30,
		2025	2024
		(In millions)
Leasehold improvements	5 to 10 years	$2.2	$1.8
Property and equipment	2 to 10 years	11.0	9.1
Total property and equipment		13.2	10.9
Accumulated depreciation		(5.1)	(3.8)
Property and equipment, net		$8.1	$7.1

Depreciation expense was $1.3 million, $1.1 million and $1.0 million in fiscal 2025, 2024 and 2023, respectively.

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

FORESTAR GROUP INC.
Notes to Consolidated Financial Statements
Stock-Based Compensation

The Company’s stockholders formally authorize shares of its common stock to be available for future grants of stock-based compensation awards. From time to time, the Compensation Committee of the Company’s Board of Directors (Compensation Committee) authorizes the grant of stock-based compensation to its employees and directors from these available shares. At September 30, 2025, all outstanding stock-based compensation awards were in the form of restricted stock units (time based and performance based). Grants of restricted time based and performance-based stock units vest over a certain number of years as determined by the Compensation Committee. Restricted time based and performance-based stock units outstanding at September 30, 2025 have a remaining vesting period of up to 4.1 years and 2.0 years, respectively.

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

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-07, “Segment Reporting - Improvements to Reportable Segment Disclosures,” to improve reportable segment disclosures requirements. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. It also requires disclosure of the amount and description of the composition of other segment items and interim disclosures of a reportable segment’s profit or loss and assets. Additionally, all disclosure requirements of ASU 2023-07 are required for entities with a single reportable segment. The Company adopted the annual requirements of ASU 2023-07 and the disclosures required are included in Note 2 - Segment Reporting. The new interim period disclosures are required beginning in the first quarter of fiscal 2026 on a retrospective basis to all periods presented and will be included in the Company's Quarterly Reports on Form 10-Q at that time. The adoption of this ASU did not have any impact on the Company's consolidated financial statements.

Pending Accounting Standards

In December 2023, the FASB issued ASU 2023-09, "Income Taxes - Improvements to Income Tax Disclosures," which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation and modifies other income tax related disclosures. The standard is effective for the Company's annual periods beginning in fiscal 2026. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

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

FORESTAR GROUP INC.
Notes to Consolidated Financial Statements

Note 2 — Segment Information

The Company manages its operations through its real estate segment, which is its only operating segment. The real estate segment is the Company's only reportable segment. The real estate segment is the Company's core business and generates substantially all of its revenues. The real estate segment primarily acquires land and installs infrastructure for single-family residential communities, and its revenues generally come from sales of residential single-family finished lots to local, regional and national homebuilders. The Company has other business activities for which the related assets and operating results are immaterial and therefore are included within the Company's real estate segment.

The Company's chief operating decision makers (CODM), are deemed to be a group of four executives; the Executive Chairman of the Board, the Chief Executive Officer, the Chief Operating Officer, and the Chief Financial Officer. The CODM use income before income taxes as reported on the Consolidated Statements of Operations as the primary measure to allocate capital resources and assess the operating performance of the real estate segment. The CODM analyze income before income taxes at least quarterly to review comparative period variances and to monitor performance, identify trends, and guide strategic and operational decisions. There are no significant segment operating expenses that are reviewed by the CODM other than those included in the expense categories reported on the Company’s Consolidated Statements of Operations.

All revenues and real estate assets are attributable to operations in the United States. Segment assets that are reported as total assets and capital expenditures are reviewed by the CODM and are presented on the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, respectively. For the years ended September 30, 2025, 2024 and 2023, revenues to D.R. Horton accounted for more than 10% of the Company's total revenues. D.R. Horton is a related party and additional information regarding transactions with D.R. Horton is disclosed in Note 13 - Related Party Transactions.

Note 3 — Real Estate

Real estate consists of:

	September 30,
	2025	2024
	(In millions)
Developed and under development projects	$2,465.1	$2,126.1
Land held for future development	180.0	140.1
	$2,645.1	$2,266.2

During fiscal 2025, the Company invested $595.3 million for the acquisition of residential real estate and $1.1 billion for the development of residential real estate. At September 30, 2025 and 2024, land held for future development primarily consisted of undeveloped land which the Company has under contract to sell to D.R. Horton at a sales price equal to the carrying value of the land at the time of sale plus additional consideration of 12% to 16% per annum.

Each quarter, the Company reviews the performance and outlook for all of its real estate for indicators of potential impairment and performs detailed impairment evaluations and analyses when necessary. As a result of this process, no impairment charges were recorded during fiscal 2025 and 2024. During fiscal 2023, the Company recorded non-cash impairment charges of $19.4 million.

During fiscal 2025, 2024 and 2023 land purchase contract deposit and pre-acquisition cost write-offs related to land purchase contracts that the Company has terminated or expects to terminate were $7.2 million, $4.1 million and $4.6 million, respectively. These land option charges and the impairments discussed above are included in cost of sales in the consolidated statements of operations.

FORESTAR GROUP INC.
Notes to Consolidated Financial Statements

Note 4 — Revenues

Revenues consist of:

	Year Ended September 30,
	2025	2024	2023
	(In millions)
Residential lot sales	$1,544.3	$1,459.3	$1,275.7
Deferred development lot sales	—	8.1	29.0
Tract sales and other	118.1	42.0	132.2
	$1,662.4	$1,509.4	$1,436.9

Note 5 — Capitalized Interest

The following table summarizes the Company’s interest costs incurred, capitalized and expensed in fiscal 2025, 2024 and 2023.

	Year Ended September 30,
	2025	2024	2023
	(In millions)
Capitalized interest, beginning of year	$63.0	$58.5	$52.5
Interest incurred	45.5	32.6	32.8
Interest charged to cost of sales	(30.7)	(28.1)	(26.8)
Capitalized interest, end of year	$77.8	$63.0	$58.5

Note 6 — Other Assets, Accrued Expenses and Other Liabilities

The Company's other assets at September 30, 2025 and 2024 were as follows:

	September 30,
	2025	2024
	(In millions)
Receivables, net	$20.2	$28.4
Lease right of use assets	13.7	9.6
Prepaid expenses	17.5	13.2
Land purchase contract deposits	34.5	23.4
Income taxes receivable	1.4	—
Contract assets	—	8.9
Pledged reimbursements asset (1)	14.0	—
Other assets	3.3	1.8
	$104.6	$85.3

FORESTAR GROUP INC.
Notes to Consolidated Financial Statements
The Company's accrued expenses and other liabilities at September 30, 2025 and 2024 were as follows:

	September 30,
	2025	2024
	(In millions)
Accrued employee compensation and benefits	$16.9	$13.5
Accrued property taxes	6.2	8.2
Lease liabilities	14.4	10.2
Accrued interest	2.5	7.3
Contract liabilities	0.7	2.7
Deferred income	4.1	4.1
Income taxes payable	11.9	8.6
Other accrued expenses	4.3	8.0
Pledged reimbursements liability (1)	14.0	—
Other liabilities	8.1	5.7
	$83.1	$68.3
_______________
(1) In certain projects, the Company has entered into agreements to be reimbursed for eligible infrastructure costs from municipal districts as funds are available to the district. The Company has pledged certain of these future reimbursements as collateral to a third party, and the third party issued bonds against this collateral. The Company received the cash proceeds from the third-party bond issuance. The Company has no future performance obligations related to the cash proceeds received, no obligations related to any future interest or principal payments to the third-party bondholders, and the third party has no recourse against the Company for the reimbursement of these funds. However, under the applicable accounting rules, since the Company pledged only certain reimbursements and not the entire amount, the Company recorded a non-cash transaction to increase assets and a related liability for the amount of the unpaid balance of the third-party bonds. The asset and liability will be reduced as the third-party bonds are repaid by the municipal district.

FORESTAR GROUP INC.
Notes to Consolidated Financial Statements
Note 7 — Debt

The Company's notes payable at their carrying amounts consist of the following:

	September 30,
	2025	2024
	(In millions)
Unsecured:
Revolving credit facility	$—	$—
3.85% senior notes due 2026 (1)	—	398.4
5.0% senior notes due 2028 (1)	298.7	298.1
6.5% senior notes due 2033 (1)	494.1	—
Other note payable	9.9	9.9
	$802.7	$706.4
______________
(1)Unamortized debt issuance costs that were deducted from the carrying amounts of the senior notes totaled $7.2 million and $3.5 million at September 30, 2025 and 2024, respectively.

Bank Credit Facility

As of September 30, 2025 the Company had a $640 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $1 billion, subject to certain conditions and availability of additional bank commitments. The facility includes bank commitments of $575 million maturing on December 18, 2029 and $65 million maturing on October 28, 2026. On October 30, 2025, the Company exercised the accordion feature under its credit facility and increased the total commitments by $25 million, resulting in total commitments of $665 million, of which $600 million matures on December 18, 2029 and $65 million matures on October 28, 2026. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the total revolving credit commitments. Borrowings under the revolving credit facility are subject to a borrowing base calculation based on the book value of the Company's real estate assets and unrestricted cash. Letters of credit issued under the facility reduce the available borrowing capacity. At September 30, 2025, there were no outstanding borrowings and $51.1 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $588.9 million.

The revolving credit facility is guaranteed by the Company’s wholly-owned subsidiaries that are not immaterial subsidiaries and have not been designated as unrestricted subsidiaries. The revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require a minimum level of tangible net worth, a minimum level of liquidity and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At September 30, 2025, the Company was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility.

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

FORESTAR GROUP INC.
Notes to Consolidated Financial Statements
In March 2025, the Company issued $500 million principal amount of 6.5% senior notes due March 15, 2033 (the "2033 notes"), with interest payable semiannually. The annual effective interest rate of the 2033 notes after giving effect to the amortization of financing costs is 6.7%. The net proceeds from this issuance were primarily used to fund the Company's tender offer to purchase any and all of its outstanding $400 million principal amount of 3.85% senior notes due 2026 (the "2026 notes"), of which $329.4 million aggregate principal amount was tendered. The repurchase price of $333.4 million included accrued and unpaid interest of $4.2 million. In September 2025, the Company redeemed the remaining $70.6 million principal amount of its 3.85% senior notes for $71.6 million, which included $1.0 million of accrued and unpaid interest. In fiscal 2025, the Company recognized a $1.2 million loss on extinguishment of debt related to the repurchase and redemption of its 2026 notes.

At any time prior to March 15, 2028, the Company may, on one or more occasions, redeem up to 40% of the aggregate principal amount of the 2033 notes with the net cash proceeds from certain equity offerings at a redemption price of 106.5% of the principal amount of the 2033 notes being redeemed. At any time prior to March 15, 2028, the Company may redeem some or all of the 2033 notes at a redemption price of 100% of the principal amount thereof plus a specified "make whole" premium described in the indenture. The Company also has the option, at any time on or after March 15, 2028, to redeem some or all of the 2033 notes at 103.25% of their principal amount plus any accrued and unpaid interest. In accordance with the indenture, the redemption price decreases annually thereafter and the 2033 notes can be redeemed at par on or after March 15, 2030 through maturity.

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

The indentures governing the senior notes require that, upon the occurrence of both a change of control and a rating decline (as defined in each indenture), the Company offers to purchase the applicable series of notes at 101% of their principal amount, plus accrued and unpaid interest. Under the indenture governing the 2028 notes, if the Company or its restricted subsidiaries dispose of assets, under certain circumstances, the Company will be required to either invest the net cash proceeds from such asset sales in its business within a specified period of time, repay certain senior secured debt or debt of its non-guarantor subsidiaries, or make an offer to purchase a principal amount of such notes equal to the excess net cash proceeds at a purchase price of 100% of their principal amount.

The indenture governing the 2028 notes contain covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries to pay dividends or distributions, repurchase equity, prepay subordinated debt and make certain investments; incur additional debt or issue mandatorily redeemable equity; incur liens on assets; merge or consolidate with another company or sell or otherwise dispose of all or substantially all of the Company’s assets; enter into transactions with affiliates; and allow to exist certain restrictions on the ability of subsidiaries to pay dividends or make other payments. The indenture governing the 2033 notes contains certain covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries to create certain liens on assets; engage in certain sale and leaseback transactions; and merge or consolidate with another company or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company and its restricted subsidiaries (taken as a whole). At September 30, 2025, the Company was in compliance with all of the limitations and restrictions associated with the senior note obligations.

Effective April 30, 2020, the Board of Directors authorized the repurchase of up to $30 million of the Company’s debt securities. The authorization has no expiration date. All of the $30 million authorization remained at September 30, 2025.

Other Note Payable

In December 2023, the Company issued a note payable of $9.9 million as part of a transaction to acquire real estate for development. The note is non-recourse and is secured by the underlying real estate, accrues interest at 4.0% per annum and matures in December 2025.

FORESTAR GROUP INC.
Notes to Consolidated Financial Statements
Note 8 — Earnings per Share

The computations of basic and diluted earnings per share are as follows:

	Year Ended September 30,
	2025	2024	2023
	(In millions, except share and per share amounts)
Numerator:
Net income	$167.9	$203.4	$166.9
Denominator:
Weighted average common shares outstanding — basic	50,872,335	50,426,040	49,986,526
Dilutive effect of stock-based compensation	187,517	367,914	137,587
Total weighted average shares outstanding — diluted	51,059,852	50,793,954	50,124,113

Basic net income per common share	$3.30	$4.03	$3.34
Diluted net income per common share	$3.29	$4.00	$3.33

Note 9 — Income Taxes

The components of the Company's income tax expense are as follows:

	Year Ended September 30,
	2025	2024	2023
	(In millions)
Current tax expense:
Federal	$30.0	$40.8	$33.9
State and other	2.8	9.1	7.0
	32.8	49.9	40.9
Deferred tax expense:
Federal	14.2	13.4	11.5
State and other	4.4	3.4	2.3
	18.6	16.8	13.8
Income tax expense	$51.4	$66.7	$54.7

A reconciliation of the federal statutory rate to the Company's effective income tax rate follows:

	Year Ended September 30,
	2025	2024	2023
Federal statutory rate	21.0%	21.0%	21.0%
State, net of federal benefit	2.6	3.7	3.4
Valuation allowance	(0.1)	—	(0.1)
Other	(0.1)	—	0.4
Effective tax rate	23.4%	24.7%	24.7%

The effective tax rate for all years includes an expense for state income taxes and non-deductible expenses as well as a benefit for nontaxable income in fiscal 2025.

FORESTAR GROUP INC.
Notes to Consolidated Financial Statements

Significant components of deferred taxes are:

	September 30,
	2025	2024
	(In millions)
Deferred tax assets:
Real estate	$16.7	$11.9
Corporate AMT credit carryforwards	16.5	—
Employee benefits	4.4	3.8
Net operating loss carryforwards	0.7	0.9
Accruals not deductible until paid	1.2	0.8
Total deferred tax assets	39.5	17.4
Valuation allowance	(0.6)	(0.8)
Total deferred tax assets, net of valuation allowance	38.9	16.6
Deferred tax liabilities:
Deferral of profit on lot sales	(125.1)	(84.1)
Total deferred tax liabilities	(125.1)	(84.1)
Deferred tax liability, net	$(86.2)	$(67.5)

At September 30, 2025, the Company had tax benefits of $0.7 million related to state NOL carryforwards, of which $0.3 million will expire between 2030 and 2037 while the remaining $0.4 million do not have an expiration date. The Company has $16.5 million of corporate alternative minimum tax credit carryforwards which do not have an expiration date.

The Company had a valuation allowance of $0.6 million and $0.8 million at September 30, 2025 and 2024, respectively, because it is more likely than not that a portion of the Company's state deferred tax assets, primarily NOL carryforwards, will not be realized because the Company is no longer operating in some states or the NOL carryforward periods are too brief to realize the related deferred tax asset. The Company will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance on its deferred tax assets. Any reversal of the valuation allowance in future periods will impact the effective tax rate.

The Company is subject to a Tax Sharing Agreement with D.R. Horton. The agreement sets forth an equitable method for reimbursements of tax liabilities or benefits between the Company and D.R. Horton related to state and local income, margin or franchise tax returns that are filed on a unitary basis with D.R. Horton. In accordance with the agreement, the Company reimbursed D.R. Horton $0.9 million, $2.2 million and $1.7 million in fiscal 2025, 2024 and 2023, respectively, for its tax expense generated in fiscal 2024, 2023 and 2022.

The Company files income tax returns in the U.S. and in various state jurisdictions. The statute of limitations for the majority of the Company's tax jurisdictions remains open for examination for fiscal years 2022 through 2025. The Company is not currently under audit for federal income taxes. The Company is under audit by various states; however, the Company is not aware of any significant findings by the state taxing authorities.

The Company had no unrecognized tax benefits at September 30, 2025, 2024 and 2023.

On July 4, 2025, the One Big Beautiful Bill Act was signed into law (the new law). None of the tax provisions enacted by the new law have a significant impact on the Company's financial statements.

FORESTAR GROUP INC.
Notes to Consolidated Financial Statements
Note 10 — Stockholders' Equity

The Company has an effective shelf registration statement, filed with the Securities and Exchange Commission in September 2024, registering $750 million of equity securities, of which $300 million is reserved for sales under the at-the-market equity offering program that the Company entered into in November 2024. In fiscal 2025, the Company did not issue any shares under its at-the-market equity offering program. At September 30, 2025, the full $750 million remained available for issuance under the Company's shelf registration statement, with $300 million reserved for sales under the at-the-market equity offering program.

Note 11 — Employee Benefit Plans

Retirement Plans

The Company has a 401(k) plan for all employees who have been with the Company for a period of six months or more. The Company matches portions of employees’ voluntary contributions. The Company recorded expense of $1.6 million, $1.1 million and $1.0 million for matching contributions in fiscal 2025, 2024 and 2023, respectively, which is included in selling, general and administrative expense in the Company's consolidated statements of operations.

In fiscal 2024, the Compensation Committee approved the participation of certain Company employees in D.R. Horton's Supplemental Executive Retirement Plan (SERP). This plan is a non-qualified deferred compensation program that provides benefits payable to certain management employees upon retirement, death or termination of employment. Under the SERP, the Company accrues an unfunded benefit based on a percentage of the eligible employees’ salaries, as well as an interest factor based upon a predetermined formula. The Company’s liability related to the SERP was $1.9 million at September 30, 2025. The Company recorded $0.6 million and $0.1 million of expense for this plan in fiscal 2025 and 2024, respectively.

Employee Stock Purchase Plan

In October 2022, the Company’s Board of Directors adopted and, in January 2023, the Company’s shareholders approved the 2022 Employee Stock Purchase Plan ("ESPP"). The ESPP allows eligible employees the opportunity to purchase common stock of the Company at a discount at 6-month intervals through accumulated payroll deductions. Eligible employees purchase common stock of the Company during a purchase period at a discounted price of 85% of the fair market value of the stock on the designated dates of purchase. The price to eligible employees may be further discounted depending on the average fair market value of the stock during the period and certain other criteria. Under the terms of the plan, the total fair market value of common stock that an eligible employee may purchase each year is limited to the lesser of 15% of the employee’s annual compensation or $25,000. Under the plan, employees purchased 14,822 shares and 6,941 shares for $0.3 million and $0.2 million in fiscal 2025 and 2024, respectively. No shares were purchased under the ESPP in fiscal 2023. The aggregate number of shares of the Company's stock reserved for issuance under the plan is 2.5 million.

Incentive Bonus Plan

The Company’s Incentive Bonus Plan, which began in fiscal 2025, provides for the Compensation Committee to award short-term performance bonuses to senior management based upon the level of achievement of certain criteria. For fiscal 2025, the Compensation Committee approved awards whereby certain executive officers could earn performance bonuses based upon percentages of the Company’s pre-tax income. Compensation expense related to this plan was $3.1 million in fiscal 2025.

Stock-Based Compensation

The Company’s Stock Incentive Plan provides for the granting of equity awards, such as performance stock units (PSUs) and restricted stock units (RSUs), to executive officers, other key employees and non-management directors. PSUs are earned by achieving key performance criteria and RSUs are earned through continued employment with the Company over a requisite time period. Each stock unit represents the contingent right to receive one share of the Company’s common stock if the performance criteria and/or vesting conditions are satisfied. The stock units have no dividend or voting rights until vested. At September 30, 2025, the Company had 2.1 million shares of common stock reserved for issuance and 1.1 million shares available for future grants under the Stock Incentive Plan.

FORESTAR GROUP INC.
Notes to Consolidated Financial Statements
Time-Based Restricted Stock Unit Equity Awards (RSUs)

During fiscal 2025, 2024 and 2023, the Company granted time-based RSUs that vest annually in equal installments over periods of three to five years. The following table provides additional information related to time-based RSU activity during those periods. The number of RSUs vested included shares of common stock withheld by the Company on behalf of the employees to satisfy the tax withholding requirements.

	Year Ended September 30,
	2025		2024		2023
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	715,875	$21.63	885,094	$16.63	621,951	$18.94
Granted	306,300	29.00	178,035	37.94	511,698	14.76
Vested	(238,328)	20.82	(293,253)	17.07	(186,812)	18.88
Cancelled	(25,096)	23.02	(54,001)	18.18	(61,743)	17.63
Outstanding at end of year	758,751	$24.81	715,875	$21.63	885,094	$16.63

The total fair value of shares vested on the vesting date was $5.3 million, $10.5 million and $3.5 million during fiscal 2025, 2024 and 2023, respectively. Stock-based compensation expense related to the Company's restricted stock units for fiscal 2025, 2024 and 2023 was $6.1 million, $5.3 million and $4.3 million, respectively. These expenses are included in selling, general and administrative expense in the Company's consolidated statements of operations. At September 30, 2025, there was $12.8 million of unrecognized compensation expense related to unvested time-based RSU awards. This expense is expected to be recognized over a weighted average period of 2.5 years.

Performance-Based Restricted Stock Unit Equity Awards (PSUs)

During fiscal 2025, PSUs that vest at the end of a three-year performance period were granted to the Company's executive officers. The number of units that ultimately vest depends on the achievement of three performance criteria which are (i) relative total stockholder return, (ii) return on inventory and (iii) market share goals, and can range from 0% to 200% of the number of units granted. The three performance criteria are weighted equally. Compensation expense related to these grants is based on an estimate of the Company's achievement of the three performance criteria, the elapsed portion of the performance period and the grant date fair value of the award. No PSUs were granted in fiscal 2024 or 2023.

The following table provides additional information related to the PSUs outstanding at September 30, 2025.

Grant Date	Vesting Date	Target Number of Performance Units	Grant Date Fair Value per Unit	Compensation Expense
				Year Ended September 30,
				2025	2024	2023
				(In millions)
October 2024	September 2027	99,097	$35.20	$1.2	$—	$—

FORESTAR GROUP INC.
Notes to Consolidated Financial Statements
Note 12 — Commitments and Contingencies

Contractual Obligations and Off-Balance Sheet Arrangements

In support of the Company's residential lot development business, it issues letters of credit under the revolving credit facility and has a surety bond program that provides financial assurance to beneficiaries related to the execution and performance of certain development obligations. At September 30, 2025, the Company had outstanding letters of credit of $51.1 million under the revolving credit facility and surety bonds of $853.4 million issued by third parties to secure performance under various contracts. The Company expects that its performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When the Company completes its performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving the Company with no continuing obligations. The Company has no material third-party guarantees.

Litigation

On April 29, 2025, a verified stockholder of the Company filed a derivative complaint in the Delaware Court of Chancery, on behalf of the Company, against D.R. Horton, Inc., the Company’s Executive Chairman, and certain of the Company’s directors. The complaint, which is captioned Mississippi Public Employees’ Retirement System v. D.R. Horton, Inc., C.A. No. 2025-0465-MTZ, asserts claims for breach of fiduciary duty arising out of lot sale transactions between the Company and D.R. Horton. The complaint seeks judgment awarding the Company damages against the defendants and awarding the plaintiff the costs and disbursements of the action, including reasonable attorneys’ and experts’ fees.

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

On September 6, 2024, the Maryland Department of Environment (MDE) filed suit in the Circuit Court for Harford County, Maryland against the Company regarding various alleged stormwater compliance issues and violations at a project in Maryland dating from 2022 through 2024, seeking injunctive relief and civil penalties. Since the Company's first discovery of these issues, it has enhanced its practices and procedures related to stormwater compliance at the project in question, and it is seeking to resolve these matters through further discussions with MDE. The Company does not believe it is reasonably possible that this matter would result in a loss that would have a material effect on its consolidated financial position, results of operations or cash flows.

In addition, the Company is involved in various legal proceedings that arise from time to time in the ordinary course of business and believes that adequate reserves have been established for any probable losses. The Company does not believe that the outcome of any of these proceedings will have a significant adverse effect on its financial position, long-term results of operations or cash flows. It is possible, however, that charges related to these matters could be significant to the Company's results or cash flows in any one accounting period.

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

At September 30, 2025, the Company had total deposits of $34.5 million related to contracts to purchase land with a total remaining purchase price of approximately $870.5 million. The majority of land and lots under contract are currently expected to be purchased within 3 years. None of the land purchase contracts were subject to specific performance provisions at September 30, 2025.

FORESTAR GROUP INC.
Notes to Consolidated Financial Statements
Other Commitments

The Company leases facilities and equipment under non-cancelable long-term operating lease agreements. In addition, the Company has various obligations under other office space and equipment leases of less than one year. Rent expense for facilities and equipment was $4.2 million, $3.7 million and $3.1 million in fiscal 2025, 2024 and 2023, respectively. Future minimum rental commitments, by fiscal year, under non-cancelable operating leases having an initial or remaining term in excess of one year are: 2026 — $4.1 million; 2027 — $3.8 million; 2028 — $3.4 million; 2029 — $2.4 million; 2030 — $1.6 million; and $0.4 million thereafter.

Note 13 — Related Party Transactions

D.R. Horton

The Company has a Shared Services Agreement with D.R. Horton whereby D.R. Horton provides the Company with certain administrative, compliance, operational and procurement services. During fiscal 2025, 2024 and 2023, selling, general and administrative expense in the consolidated statements of operations included $7.3 million, $5.6 million and $3.8 million for these shared services, $14.4 million, $9.6 million and $8.5 million reimbursed to D.R. Horton for the cost of health insurance and other employee benefits and $1.6 million, $3.1 million and $2.9 million for other corporate and administrative expenses paid by D.R. Horton on behalf of the Company.

The Company is subject to a Tax Sharing Agreement with D.R. Horton. The agreement sets forth an equitable method for reimbursements of tax liabilities or benefits between the Company and D.R. Horton related to state and local income, margin or franchise tax returns that are filed on a unitary basis with D.R. Horton. In accordance with the agreement, the Company reimbursed D.R. Horton $0.9 million, $2.2 million and $1.7 million in fiscal 2025, 2024 and 2023, respectively, for its tax expense generated in fiscal 2024, 2023 and 2022.

Under the terms of the Master Supply Agreement with D.R. Horton, both companies identify land development opportunities to expand Forestar's portfolio of assets. At September 30, 2025 and 2024, the Company owned approximately 65,100 and 57,800 residential lots, of which D.R. Horton had the following involvement.

	September 30,
	2025	2024
	(Dollars in millions)
Residential lots under contract to sell to D.R. Horton	22,800	20,500
Owned lots subject to right of first offer with D.R. Horton based on executed purchase and sale agreements	17,600	17,200
Earnest money deposits from D.R. Horton for lots under contract	$179.7	$168.4
Remaining sales price of lots under contract with D.R. Horton	$2,000.0	$1,840.5

Lot and land sales to D.R. Horton during fiscal years 2025, 2024 and 2023 were as follows:

	Year Ended September 30,
	2025	2024	2023
	(Dollars in millions)
Residential lots sold to D.R. Horton	11,751	13,267	12,249
Residential lot sales revenues from sales to D.R. Horton	$1,277.6	$1,271.4	$1,094.7
Decrease in contract liabilities on lot sales to D.R. Horton	$1.1	$2.9	$—
Tract sales and other revenues from D.R. Horton	$99.5	$23.7	$115.1

FORESTAR GROUP INC.
Notes to Consolidated Financial Statements
During fiscal 2025, 2024 and 2023, the Company reimbursed D.R. Horton approximately $20.6 million, $27.5 million, and $10.9 million, respectively for previously paid earnest money and $26.5 million, $22.9 million, and $21.8 million, respectively for pre-acquisition and other due diligence and development costs related to land purchase contracts identified by D.R. Horton that the Company independently underwrote and closed. During fiscal 2025, the Company purchased $2.1 million of water rights from D.R. Horton.

During fiscal 2025, 2024 and 2023, the Company paid D.R. Horton $0.4 million, $0.9 million and $0.8 million, respectively for land development services. These amounts are included in cost of sales in the Company’s consolidated statements of operations.

At September 30, 2025 and 2024, land held for future development primarily consisted of undeveloped land which the Company has under contract to sell to D.R. Horton at a sales price equal to the carrying value of the land at the time of sale plus additional consideration of 12% to 16% per annum.

At September 30, 2025 and 2024 accrued expenses and other liabilities on the Company's consolidated balance sheets included $2.2 million and $5.2 million owed to D.R. Horton for any accrued and unpaid shared service charges, land purchase contract deposits and due diligence and other development cost reimbursements. At September 30, 2024, other assets on the Company's consolidated balance sheet included $6.5 million of contract assets related to a contract with D.R. Horton.

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

FORESTAR GROUP INC.
Notes to Consolidated Financial Statements

Note 14 — Fair Value Measurements

Fair value is the exchange price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants. In arriving at a fair value measurement, the Company uses a fair value hierarchy based on three levels of input, of which the first two are considered observable and the last unobservable. The three levels of input used to establish fair value are the following:
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

For the financial assets and liabilities that the Company does not reflect at fair value, the following tables present both their respective carrying value and fair value at September 30, 2025 and 2024.

		Fair Value at September 30, 2025
	Carrying Value	Level 1	Level 2	Level 3	Total
	(in millions)
Cash and cash equivalents (a)	$379.2	$379.2	$—	$—	$379.2
Debt (b) (c)	802.7	—	808.9	9.9	818.8

		Fair Value at September 30, 2024
	Carrying Value	Level 1	Level 2	Level 3	Total
	(in millions)
Cash and cash equivalents (a)	$481.2	$481.2	$—	$—	$481.2
Debt (b) (c)	706.4	—	683.6	9.9	693.5
 _____________________
(a)    The fair values of cash and cash equivalents approximate their carrying values due to their short-term nature and are classified as Level 1 within the fair value hierarchy.
(b)    At September 30, 2025 and 2024, debt primarily consisted of the Company's senior notes. The fair value of the senior notes is determined based on quoted market prices in markets that are not active, which is classified as Level 2 within the fair value hierarchy.
(c)    The fair values of the Company's other note payable approximate carrying value due to its short-term nature and is classified as Level 3 within the fair value hierarchy.

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

(c) Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the three months ended September 30, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is set forth under the captions "Election of Directors," "Delinquent Section 16(a) Reports," "Corporate Governance and Board Matters" and "Insider Trading Policy" in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

The information required by this item is set forth under the captions "Director Compensation," "Executive Compensation" and "CEO Pay Ratio" in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is set forth under the captions "Securities Authorized for Issuance under Equity Compensation Plans" and "Beneficial Ownership of Common Stock" in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is set forth under the captions "Certain Relationships and Related Party Transactions" and "Corporate Governance and Board Matters" in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services.

The information required by this item is set forth under the caption "Ratification of Appointment of our Independent Registered Public Accounting Firm" in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders.

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

3.1
Third Amended and Restated Certificate of Incorporation of Forestar Group Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the Commission on January 22, 2025).

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
4.5
Indenture, dated as of March 14, 2025 by and among Forestar Group Inc., the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 14, 2025).

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
10.17†
Form of Restricted Stock Unit Agreement (Employee) pursuant to Forestar Group Inc.’s 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 9, 2018).

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

10.25
Amendment No. 4 to Credit Agreement, dated December 18, 2024 by and among the Company, JPMorgan Chase Bank, N.A., as administrative agent, and the Lenders named therein (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on December 23, 2024).

10.26
Equity Distribution Agreement, dated as of November 19, 2024 among Forestar Group Inc. and the Sales Agents named therein (incorporated by reference to Exhibit 1.1 of the Company's Current Report on Form 8-K filed with the Commission on November 19, 2024).

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 of the Company's Annual Report on Form 10-K filed with the Commission on November 19, 2024).
21.1*	List of Subsidiaries of the Company.
23.1*	Consent of Ernst & Young LLP.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1†	Forestar Compensation Recoupment (Clawback) Policy (incorporated by reference to Exhibit 97.1 of the Company's Annual Report on Form 10-K filed with the Commission on November 17, 2023).
101.INS**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104**	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101).
_____________________
*	Filed or furnished herewith.
**	Submitted electronically herewith.
†	Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Forestar Group Inc.

Date:	November 19, 2025	By:	/s/ James D. Allen
James D. Allen
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony W. Oxley	Chief Executive Officer and Director (Principal Executive Officer)	November 19, 2025
Anthony W. Oxley

/s/ James D. Allen	Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	November 19, 2025
James D. Allen

/s/ Donald J. Tomnitz	Executive Chairman of the Board	November 19, 2025
Donald J. Tomnitz

/s/ Kellie L. Fischer	Director	November 19, 2025
Kellie L. Fischer

/s/ Samuel R. Fuller	Director	November 19, 2025
Samuel R. Fuller

/s/ Lisa H. Jamieson	Director	November 19, 2025
Lisa H. Jamieson

/s/ Elizabeth (Betsy) Parmer	Director	November 19, 2025
Elizabeth (Betsy) Parmer

/s/ George W. Seagraves, II	Director	November 19, 2025
George W. Seagraves, II