Form 10-Q
period 2026-06-30
Forestar Group Inc.
filed 2026-07-22
CIK 1406587

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2026
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
Common Stock, $1.00 par value -- 51,017,627 shares as of July 17, 2026

FORESTAR GROUP INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FORESTAR GROUP INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2026	September 30, 2025
	(In millions, except share data)
ASSETS
Cash and cash equivalents	$394.9	$379.2
Real estate	2,711.5	2,645.1
Property and equipment, net	7.3	8.1
Other assets	106.9	104.6
Total assets	$3,220.6	$3,137.0
LIABILITIES
Accounts payable	$65.3	$71.0
Accrued development costs	120.1	131.8
Earnest money on sales contracts	202.2	193.3
Deferred tax liability, net	92.8	86.2
Accrued expenses and other liabilities	88.6	83.1
Debt	793.8	802.7
Total liabilities	1,362.8	1,368.1
Commitments and contingencies (Note 11)
EQUITY
Common stock, par value $1.00 per share, 200,000,000 authorized shares, 51,008,733 and 50,833,171 shares issued and outstanding at June 30, 2026 and September 30, 2025, respectively	51.0	50.8
Additional paid-in capital	676.1	671.0
Retained earnings	1,129.5	1,046.1
Stockholders' equity	1,856.6	1,767.9
Noncontrolling interests	1.2	1.0
Total equity	1,857.8	1,768.9
Total liabilities and equity	$3,220.6	$3,137.0

See accompanying notes to consolidated financial statements.

FORESTAR GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
	(In millions, except per share amounts)
Revenues	$407.0	$390.5	$1,054.3	$991.9
Cost of sales	322.9	310.8	835.0	778.0
Selling, general and administrative expense	38.3	37.4	112.6	111.8
Equity in earnings of unconsolidated ventures	—	—	—	(0.6)
Interest and other income	(2.9)	(1.3)	(6.8)	(4.6)
Loss on extinguishment of debt	—	—	—	1.1
Income before income taxes	48.7	43.6	113.5	106.2
Income tax expense	12.7	10.7	29.8	25.2
Net income	36.0	32.9	83.7	81.0
Net income attributable to noncontrolling interests	0.1	—	0.2	—
Net income attributable to Forestar Group Inc.	$35.9	$32.9	$83.5	$81.0

Basic net income per common share	$0.70	$0.65	$1.63	$1.59
Weighted average number of common shares	51.1	50.9	51.0	50.8

Diluted net income per common share	$0.70	$0.65	$1.63	$1.59
Adjusted weighted average number of common shares	51.3	51.0	51.2	51.0

See accompanying notes to consolidated financial statements.

FORESTAR GROUP INC.
CONSOLIDATED STATEMENTS OF TOTAL EQUITY
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Non-controlling Interests	Total Equity
	(In millions, except share amounts)
Balances at September 30, 2025 (50,833,171 shares)	$50.8	$671.0	$1,046.1	$1.0	$1,768.9
Net income	—	—	15.4	—	15.4
Stock issued under employee benefit plans (52,154 shares)	0.1	—	—	—	0.1
Cash paid for shares withheld for taxes	—	(0.5)	—	—	(0.5)
Stock-based compensation expense	—	3.1	—	—	3.1
Balances at December 31, 2025 (50,885,325 shares)	$50.9	$673.6	$1,061.5	$1.0	$1,787.0
Net income	—	—	32.1	0.1	32.2
Stock issued under employee benefit plans (123,408 shares)	0.1	0.2	—	—	0.3
Cash paid for shares withheld for taxes	—	(1.5)	—	—	(1.5)
Stock-based compensation expense	—	1.9	—	—	1.9
Balances at March 31, 2026 (51,008,733 shares)	$51.0	$674.2	$1,093.6	$1.1	$1,819.9
Net income	—	—	35.9	0.1	36.0
Stock-based compensation expense	—	1.9	—	—	1.9
Balances at June 30, 2026 (51,008,733 shares)	$51.0	$676.1	$1,129.5	$1.2	$1,857.8

	Common Stock	Additional Paid-in Capital	Retained Earnings	Non-controlling Interests	Total Equity
	(In millions, except share amounts)
Balances at September 30, 2024 (50,653,637 shares)	$50.7	$665.2	$878.2	$1.0	$1,595.1
Net income	—	—	16.5	—	16.5
Stock issued under employee benefit plans (16,309 shares)	—	—	—	—	—
Cash paid for shares withheld for taxes	—	(0.1)	—	—	(0.1)
Stock-based compensation expense	—	2.6	—	—	2.6
Balances at December 31, 2024 (50,669,946 shares)	$50.7	$667.7	$894.7	$1.0	$1,614.1
Net income	—	—	31.6	—	31.6
Stock issued under employee benefit plans (153,854 shares)	0.1	—	—	—	0.1
Cash paid for shares withheld for taxes	—	(1.6)	—	—	(1.6)
Stock-based compensation expense	—	1.7	—	—	1.7
Balances at March 31, 2025 (50,823,800 shares)	$50.8	$667.8	$926.3	$1.0	$1,645.9
Net income	—	—	32.9	—	32.9
Stock-based compensation expense	—	1.5	—	—	1.5
Balances at June 30, 2025 (50,823,800 shares)	$50.8	$669.3	$959.2	$1.0	$1,680.3

See accompanying notes to consolidated financial statements.

FORESTAR GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended June 30,
	2026	2025
	(In millions)
OPERATING ACTIVITIES
Net income	$83.7	$81.0
Adjustments:
Depreciation and amortization	2.3	2.6
Deferred income taxes	6.6	10.4
Equity in earnings of unconsolidated ventures	—	(0.6)
Stock-based compensation expense	6.9	5.8
Impairments and land option charges	8.0	3.9
Loss on extinguishment of debt	—	1.1
Changes in operating assets and liabilities:
Increase in real estate	(69.3)	(561.0)
Decrease (increase) in other assets	4.7	(15.4)
Decrease in accounts payable and other accrued liabilities	(12.5)	(23.6)
Decrease in accrued development costs	(11.7)	(15.5)
Increase in earnest money deposits on sales contracts	8.9	57.3
Net cash provided by (used in) operating activities	27.6	(454.0)
INVESTING ACTIVITIES
Expenditures for property, equipment, software and other	(0.3)	(1.5)
Return of investment in unconsolidated ventures	—	0.9
Net cash used in investing activities	(0.3)	(0.6)
FINANCING ACTIVITIES
Additions to debt	—	780.0
Repayment of debt	(9.9)	(609.4)
Deferred financing fees	—	(6.3)
Stock issued under employee benefit plans	0.3	—
Cash paid for shares withheld for taxes	(2.0)	(1.7)
Net cash (used in) provided by financing activities	(11.6)	162.6
Increase (decrease) in cash and cash equivalents	15.7	(292.0)
Cash and cash equivalents at beginning of period	379.2	481.2
Cash and cash equivalents at end of period	$394.9	$189.2

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

In October 2017, Forestar became a majority-owned subsidiary of D.R. Horton, Inc. ("D.R. Horton") by virtue of a merger with a wholly-owned subsidiary of D.R. Horton. Immediately following the merger, D.R. Horton owned 75% of the Company's outstanding common stock. In connection with the merger, the Company entered into certain agreements with D.R. Horton, including a Stockholder’s Agreement, a Master Supply Agreement and a Shared Services Agreement. D.R. Horton is considered a related party of Forestar under GAAP. As of June 30, 2026, D.R. Horton owned approximately 62% of the Company's outstanding common stock.

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

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09, "Income Taxes Improvements to Income Tax Disclosures," which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation and modifies other income tax related disclosures. The standard became effective for the Company’s annual periods beginning in fiscal 2026. The standard will impact certain of the Company's income tax disclosures but will not impact its consolidated financial statements.

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

All revenues and real estate assets are attributable to operations in the United States. Segment assets that are reported as total assets and capital expenditures are reviewed by the CODM and are presented on the consolidated balance sheets and consolidated statements of cash flows, respectively. For the three and nine months ended June 30, 2026 and 2025, transactions with D.R. Horton accounted for more than 10% of the Company's total revenues. D.R. Horton is a related party and additional information regarding transactions with D.R. Horton is disclosed in Note 12 - Related Party Transactions.

Note 3 — Real Estate

Real estate consists of:

	June 30, 2026	September 30, 2025
	(In millions)
Developed and under development projects	$2,557.5	$2,465.1
Land held for future development	154.0	180.0
	$2,711.5	$2,645.1

In the nine months ended June 30, 2026, the Company invested $214.8 million for the acquisition of residential real estate and $791.2 million for the development of residential real estate. At June 30, 2026 and September 30, 2025, land held for future development primarily consisted of undeveloped land which the Company has under contract to sell to D.R. Horton at a sales price equal to the carrying value of the land at the time of sale plus additional consideration of 12% to 16% per annum.

Each quarter, the Company reviews the performance and outlook for all of its real estate for indicators of potential impairment and performs detailed impairment evaluations and analyses when necessary. As a result of this process, no impairment charges were recorded for either period presented in the consolidated statements of operations.

In the three and nine months ended June 30, 2026 and 2025, land purchase contract deposit and pre-acquisition cost write-offs related to land purchase contracts that the Company has terminated or expects to terminate were $0.8 million and $8.0 million, respectively, compared to $1.9 million and $3.9 million in the prior year periods. These land option charges are included in cost of sales in the consolidated statements of operations.

Note 4 — Revenues

Revenues consist of:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Residential lot sales	$397.4	$383.0	$963.9	$977.3
Tract sales and other	9.6	7.5	90.4	14.6
	$407.0	$390.5	$1,054.3	$991.9

Note 5 — Capitalized Interest

The Company capitalizes interest costs to real estate throughout the development period (active real estate). Capitalized interest is charged to cost of sales as the related real estate is sold. During periods in which the Company’s active real estate is lower than its debt level, a portion of the interest incurred is reflected as interest expense in the period incurred. In the first nine months of fiscal 2026 and fiscal 2025, the Company’s active real estate exceeded its debt level, and all interest incurred was capitalized to real estate.

The following table summarizes the Company’s interest costs incurred, capitalized and expensed in the three and nine months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Capitalized interest, beginning of period	$91.5	$71.9	$77.8	$63.0
Interest incurred	12.4	13.4	37.4	32.3
Interest charged to cost of sales	(7.4)	(7.0)	(18.7)	(17.0)
Capitalized interest, end of period	$96.5	$78.3	$96.5	$78.3

Note 6 — Other Assets, Accrued Expenses and Other Liabilities

The Company's other assets at June 30, 2026 and September 30, 2025 were as follows:

	June 30, 2026	September 30, 2025
	(In millions)
Receivables, net	$18.2	$20.2
Lease right of use assets	15.4	13.7
Prepaid expenses	14.3	17.5
Land purchase contract deposits	33.7	34.5
Income taxes receivable	—	1.4
Pledged reimbursements asset	22.4	14.0
Other assets	2.9	3.3
	$106.9	$104.6

The Company's accrued expenses and other liabilities at June 30, 2026 and September 30, 2025 were as follows:

	June 30, 2026	September 30, 2025
	(In millions)
Accrued employee compensation and benefits	$9.0	$16.9
Accrued property taxes	5.9	6.2
Lease liabilities	16.4	14.4
Accrued interest	14.4	2.5
Contract liabilities	4.5	0.7
Deferred income	4.1	4.1
Income taxes payable	3.2	11.9
Other accrued expenses	5.0	4.3
Pledged reimbursements liability	22.4	14.0
Other liabilities	3.7	8.1
	$88.6	$83.1

Note 7 — Debt

The Company's notes payable at their carrying amounts consist of the following:

	June 30, 2026	September 30, 2025
	(In millions)
Unsecured:
Revolving credit facility	$—	$—
5.0% senior notes due 2028 (1)	299.1	298.7
6.5% senior notes due 2033 (1)	494.7	494.1
Other note payable	—	9.9
	$793.8	$802.7
______________
(1)Unamortized debt issuance costs that were deducted from the carrying amounts of the senior notes totaled $6.2 million and $7.2 million at June 30, 2026 and September 30, 2025, respectively.

Bank Credit Facility

The Company has a $715 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $1 billion, subject to certain conditions and availability of additional bank commitments. The current capacity of the facility reflects additional bank commitments of $25 million and $50 million obtained in October 2025 and March 2026, respectively. Of the total commitments, $650 million matures on December 18, 2029 and $65 million matures on October 28, 2026. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the total revolving credit commitments. Borrowings under the revolving credit facility are subject to a borrowing base calculation based on the book value of the Company's real estate assets and unrestricted cash. Letters of credit issued under the facility reduce the available borrowing capacity. At June 30, 2026, there were no borrowings outstanding and $45.1 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $669.9 million.

The revolving credit facility is guaranteed by the Company’s wholly-owned subsidiaries that are not immaterial subsidiaries and have not been designated as unrestricted subsidiaries. The revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require a minimum level of tangible net worth, a minimum level of liquidity and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At June 30, 2026, the Company was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility.

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

The indenture governing the 2028 notes contains covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries to pay dividends or distributions, repurchase equity, prepay subordinated debt and make certain investments; incur additional debt or issue mandatorily redeemable equity; incur liens on assets; merge or consolidate with another company or sell or otherwise dispose of all or substantially all of the assets of the Company and its restricted subsidiaries (taken as a whole); enter into transactions with affiliates; and allow to exist certain restrictions on the ability of subsidiaries to pay dividends or make other payments. The indenture governing the 2033 notes contains certain covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries to create certain liens on assets; engage in certain sale and leaseback transactions; and merge or consolidate with another company or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company and its restricted subsidiaries (taken as a whole). At June 30, 2026, the Company was in compliance with all of the limitations and restrictions associated with its senior note obligations.

Effective April 30, 2020, the Board of Directors authorized the repurchase of up to $30 million of the Company’s debt securities. The authorization has no expiration date. All of the $30 million authorization was remaining at June 30, 2026.

Other Note Payable

In December 2025, the Company repaid the $9.9 million principal amount of a note payable that was issued as part of a transaction to acquire real estate for development. The note was non-recourse, was secured by the underlying real estate, and accrued interest at 4.0% per annum.

Note 8 — Earnings per Share

The computations of basic and diluted earnings per share are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
	(In millions, except share and per share amounts)
Numerator:
Net income attributable to Forestar Group Inc.	$35.9	$32.9	$83.5	$81.0
Denominator:
Weighted average common shares outstanding — basic	51,110,896	50,931,777	51,036,627	50,849,223
Dilutive effect of stock-based compensation	139,797	73,353	177,299	196,702
Total weighted average shares outstanding — diluted	51,250,693	51,005,130	51,213,926	51,045,925

Basic net income per common share	$0.70	$0.65	$1.63	$1.59
Diluted net income per common share	$0.70	$0.65	$1.63	$1.59

Note 9 — Income Taxes

The Company’s income tax expense for the three and nine months ended June 30, 2026 was $12.7 million and $29.8 million compared to $10.7 million and $25.2 million in the prior year periods. The effective tax rate was 26.1% and 26.3% for the three and nine months ended June 30, 2026 compared to 24.5% and 23.7% in the prior year periods. The effective tax rate for all periods included an expense for state income taxes and nondeductible expenses and a benefit for nontaxable income. The effective tax rate for the nine months ended June 30, 2026 and the three and nine months ended June 30, 2025 also included a benefit for stock-based compensation.

At June 30, 2026, the Company had deferred tax liabilities, net of deferred tax assets, of $92.2 million. The deferred tax assets were partially offset by a valuation allowance of $0.6 million, resulting in a net deferred tax liability of $92.8 million. At September 30, 2025, deferred tax liabilities, net of deferred tax assets, were $85.6 million. The deferred tax assets were partially offset by a valuation allowance of $0.6 million, resulting in a net deferred tax liability of $86.2 million. The valuation allowance for both periods was recorded because it is more likely than not that a portion of the Company's state deferred tax assets, primarily net operating loss (NOL) carryforwards, will not be realized because the Company is no longer operating in some states or the NOL carryforward periods are too brief to realize the related deferred tax asset. The Company will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance on its deferred tax assets. Any reversal of the valuation allowance in future periods will impact the effective tax rate.

Note 10 — Stockholders' Equity and Stock-Based Compensation

Stockholders' Equity

The Company has an effective shelf registration statement, filed with the Securities and Exchange Commission in September 2024, registering $750 million of equity securities, of which $300 million is reserved for sales under the at-the-market equity offering program that the Company entered into in November 2024. During the three and nine months ended June 30, 2026, the Company did not issue any shares under its at-the-market equity offering program. At June 30, 2026, the full $750 million remained available for issuance under the Company's shelf registration statement, with $300 million reserved for sales under the at-the-market equity offering program.

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

In October 2025, the Company granted 114,565 PSUs to its executive officers. The number of units that ultimately vest depends on the achievement of four performance criteria which are (i) relative total stockholder return, (ii) return on inventory, (iii) market share goals, and (iv) book value per share, and can range from 0% to 200% of the number of units granted. The four performance criteria are weighted equally. These awards vest at the end of a three year performance period ending September 30, 2028. The grant date fair value of these equity awards was $27.94 per unit. Compensation expense related to this grant was $0.3 million and $0.8 million in the three and nine months ended June 30, 2026, respectively, based on an estimate of the Company’s achievement of the four performance criteria, the elapsed portion of the performance period and the grant date fair value of the award.

In the nine months ended June 30, 2026, a total of 321,285 RSUs were granted. The weighted average grant date fair value of these equity awards was $27.07 per unit, and they vest annually in equal installments over periods of three to five years. Compensation expense related to this grant was $0.4 million and $2.2 million in the three and nine months ended June 30, 2026, respectively. Stock-based compensation expense in the nine months ended June 30, 2026 included $1.1 million of expense recognized for employees that were retirement eligible on the date of the grant.

Total stock-based compensation expense related to the Company's equity awards for the three and nine months ended June 30, 2026 was $1.9 million and $6.9 million, respectively, compared to $1.5 million and $5.8 million in the prior year periods.

Note 11 — Commitments and Contingencies

Contractual Obligations and Off-Balance Sheet Arrangements

In support of the Company's residential lot development business, it issues letters of credit under the revolving credit facility and has a surety bond program that provides financial assurance to beneficiaries related to the execution and performance of certain development obligations. At June 30, 2026, the Company had outstanding letters of credit of $45.1 million under the revolving credit facility and surety bonds of $874.3 million issued by third parties to secure performance under various contracts. The Company expects that its performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When the Company completes its performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving the Company with no continuing obligations. The Company has no material third-party guarantees.

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

On September 6, 2024, the Maryland Department of Environment (MDE) filed suit in the Circuit Court for Harford County, Maryland against the Company and D.R. Horton regarding various alleged stormwater compliance issues and violations at a project in Maryland dating from 2022 through 2024, seeking injunctive relief and civil penalties. These matters were resolved through a consent decree with MDE entered into in May 2026 which implemented certain additional best management practices at the project and required defendants to pay civil penalties, to contribute funds to a trust for use in restoration of impacted waters, and attorneys' fees of which Forestar’s payments were $637,500, $840,000 and $325,000, respectively.

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

At June 30, 2026, the Company had total deposits of $33.7 million related to contracts to purchase land with a total remaining purchase price of approximately $615.9 million. The majority of land and lots under contract are currently expected to be purchased within 3 years. None of the land purchase contracts were subject to specific performance provisions at June 30, 2026.

Note 12 — Related Party Transactions

D.R. Horton

The Company has a Shared Services Agreement with D.R. Horton whereby D.R. Horton provides the Company with certain administrative, compliance, operational and procurement services. In the nine months ended June 30, 2026 and 2025, selling, general and administrative expense in the consolidated statements of operations for both periods included $5.4 million for these shared services, $12.1 million and $10.8 million, respectively, reimbursed to D.R. Horton for the cost of health insurance and other employee benefits and $1.6 million and $0.7 million, respectively, for other corporate and administrative expenses.

Under the terms of the Master Supply Agreement with D.R. Horton, both companies identify land development opportunities to expand Forestar's portfolio of assets. At June 30, 2026 and September 30, 2025, the Company owned approximately 62,200 and 65,100 residential lots, respectively, with which D.R. Horton had the following involvement.

	June 30, 2026	September 30, 2025
	(Dollars in millions)
Residential lots under contract to sell to D.R. Horton	21,800	22,800
Owned lots subject to right of first offer with D.R. Horton based on executed purchase and sale agreements	19,200	17,600
Earnest money deposits from D.R. Horton for lots under contract	$195.3	$179.7
Remaining sales price of lots under contract with D.R. Horton	$2,095.1	$2,000.0

Lot and land sales to D.R. Horton in the three and nine months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
Residential lots sold to D.R. Horton	3,370	3,075	7,447	7,688
Residential lot sales revenues from sales to D.R. Horton	$361.1	$325.0	$829.2	$810.2
Decrease in contract liabilities	$(0.6)	$(1.3)	$(0.6)	$(0.1)
Tract sales and other revenues from D.R. Horton	$0.5	$3.8	$20.7	$7.7

In the three and nine months ended June 30, 2026, the Company reimbursed D.R. Horton approximately $7.0 million and $27.0 million for pre-acquisition and other due diligence and development costs related to land purchase contracts identified by D.R. Horton that the Company independently underwrote and closed compared to reimbursements of $9.5 million and $17.7 million in the prior year periods. In the three and nine months ended June 30, 2026, the Company reimbursed D.R. Horton approximately $0.7 million and $4.2 million for previously paid earnest money related to those land purchase contracts compared to reimbursements of $4.2 million and $18.8 million in the prior year periods. In the nine months ended June 30, 2025, the Company purchased $2.1 million of water rights from D.R. Horton.

In the three and nine months ended June 30, 2026, the Company paid D.R. Horton $0.1 million and $0.4 million for land development services compared to $0.1 million and $0.3 million for these services in the prior year periods. These amounts are included in cost of sales in the Company’s consolidated statements of operations.

At June 30, 2026 and September 30, 2025, land held for future development primarily consisted of undeveloped land which the Company has under contract to sell to D.R. Horton at a sales price equal to the carrying value of the land at the time of sale plus additional consideration of 12% to 16% per annum.

At June 30, 2026, accrued expenses and other liabilities on the Company's consolidated balance sheets included $2.6 million owed to D.R. Horton for any accrued and unpaid shared service charges, land purchase contract deposits and due diligence and other development cost reimbursements compared to $2.2 million at September 30, 2025.

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

For the financial assets and liabilities that the Company does not reflect at fair value, the following tables present both their respective carrying value and fair value at June 30, 2026 and September 30, 2025.

		Fair Value at June 30, 2026
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In millions)
Cash and cash equivalents (a)	$394.9	$394.9	$—	$—	$394.9
Debt (b)	793.8	—	807.8	—	807.8

		Fair Value at September 30, 2025
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In millions)
Cash and cash equivalents (a)	$379.2	$379.2	$—	$—	$379.2
Debt (b) (c)	802.7	—	808.9	9.9	818.8
 ___________________
(a)    The fair values of cash and cash equivalents approximate their carrying values due to their short-term nature and are classified as Level 1 within the fair value hierarchy.
(b)    At June 30, 2026 and September 30, 2025, debt primarily consisted of the Company's senior notes. The fair value of the senior notes is determined based on quoted market prices in markets that are not active, which is classified as Level 2 within the fair value hierarchy.
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

In October 2017, Forestar became a majority-owned subsidiary of D.R. Horton, Inc. ("D.R. Horton") by virtue of a merger with a wholly-owned subsidiary of D.R. Horton. Immediately following the merger, D.R. Horton owned 75% of our outstanding common stock. As of June 30, 2026, D.R. Horton owned approximately 62% of our outstanding common stock. As our controlling shareholder, D.R. Horton has significant influence in guiding our strategic direction and operations.

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

Our real estate segment conducts a wide range of project planning and management activities related to the entitlement, acquisition, community development and sale of residential lots. We generally secure entitlements while the land is under contract by creating plans that meet the needs of the markets where we operate, and we aim to have all entitlements secured before closing on the investment. Moving land through the entitlement and development process creates significant value. We primarily invest in entitled short-duration projects that can be developed in phases, enabling us to complete and sell lots at a pace that matches market demand, consistent with our focus on maximizing capital efficiency and returns. We occasionally make short-term strategic investments in finished lots (lot banking) and undeveloped land (land banking) with the intent to sell these assets within a short time period to utilize available capital prior to its deployment into longer-term lot development projects. For the nine months ended June 30, 2026, we sold 8,541 lots with an average sales price of $113,000. At June 30, 2026, our lot position consisted of 91,700 residential lots, of which approximately 62,200 were owned and 29,500 were controlled through purchase contracts. Of our 62,200 owned lots, approximately 23,500 lots are under contract to be sold for an aggregate remaining sales price of approximately $2.3 billion.

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

During the nine months ended June 30, 2026, total residential lots sold decreased by 9% while the average sales price per lot increased 8% resulting in a 1% decrease in total residential lot sales revenues compared to the prior year period, and our consolidated revenues increased 6% to $1,054.3 million compared to $991.9 million which was primarily the result of the increase in tract sales and other revenues compared to the prior year period. Our pre-tax income was $113.5 million in the nine months ended June 30, 2026 compared to $106.2 million in the prior year period, and our pre-tax operating margin was 10.8% compared to 10.7%. Net income attributable to Forestar was $83.5 million in the nine months ended June 30, 2026 compared to $81.0 million in the prior year period, and our diluted earnings per share was $1.63 compared to $1.59.

During the third quarter, new home demand continued to be impacted by ongoing affordability constraints and cautious consumer sentiment. Homebuilders have continued to offer elevated levels of sales incentives, such as mortgage interest rate buydowns, to address affordability and spur the demand for new homes. Despite current market conditions, third quarter revenues increased 4% from the prior year quarter. Our ongoing focus is primarily to develop lots for homes at affordable price points. While disruptions in the supply chain for certain construction materials and tightness in the labor market have largely subsided, delays in receiving the necessary approvals from municipalities are still extending development cycle times in certain markets, and development costs remain elevated. We attempt to offset cost increases in one component with savings in another, and we increase our land and lot sales prices when market conditions permit. However, if market conditions are challenging, we may have to reduce selling prices or may not be able to offset cost increases with higher selling prices.

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

Results of Operations

The following tables and related discussion set forth key operating and financial data as of and for the three and nine months ended June 30, 2026 and 2025.

Operating Results

Components of income before income taxes were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Revenues	$407.0	$390.5	$1,054.3	$991.9
Cost of sales	322.9	310.8	835.0	778.0
Selling, general and administrative expense	38.3	37.4	112.6	111.8
Equity in earnings of unconsolidated ventures	—	—	—	(0.6)
Interest and other income	(2.9)	(1.3)	(6.8)	(4.6)
Loss on extinguishment of debt	—	—	—	1.1
Income before income taxes	$48.7	$43.6	$113.5	$106.2

Lot Sales

Residential lots sold consisted of:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Development projects	3,635	3,524	8,449	9,149
Lot banking projects	24	81	92	200
	3,659	3,605	8,541	9,349

Average sales price per lot (a)	$108,800	$106,600	$113,000	$104,500
 _______________
(a) Excludes any impact from change in contract liabilities.

Revenues

Revenues consisted of:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Residential lot sales:
Development projects	$396.0	$373.4	$956.5	$953.3
Lot banking projects	2.0	10.9	8.0	24.1
Increase in contract liabilities	(0.6)	(1.3)	(0.6)	(0.1)
	397.4	383.0	963.9	977.3
Tract sales and other	9.6	7.5	90.4	14.6
Total revenues	$407.0	$390.5	$1,054.3	$991.9

Residential lot sales to D.R. Horton and customers other than D.R. Horton consisted of:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Residential lots sold to D.R. Horton	3,370	3,075	7,447	7,688
Residential lots sold to customers other than D.R. Horton	289	530	1,094	1,661
	3,659	3,605	8,541	9,349

Residential lot revenues from lot sales to D.R. Horton and customers other than D.R. Horton, before changes in contract liabilities, consisted of:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Revenues from lot sales to D.R. Horton	$361.1	$325.0	$829.2	$810.2
Revenues from lot sales to customers other than D.R. Horton	36.9	59.3	135.3	167.2
	$398.0	$384.3	$964.5	$977.4

Residential lot sales revenues in the three months ended June 30, 2026 increased compared to the prior year period primarily due to the increase in lot sales volume and an increase in our average selling price per lot. Residential lot sales revenues in the nine months ended June 30, 2026 decreased compared to the prior year period primarily due to the decrease in lot sales volume, which was partially offset by the increase in our average selling price per lot. The increase in our average sales price per lot was primarily due to changes in the regional mix of lot sales.

Lots sold to customers other than D.R. Horton in the nine months ended June 30, 2026 included 146 lots that were sold for $33.4 million to a lot banker who expects to sell those lots to D.R. Horton at a future date. Lots sold to customers other than D.R. Horton in the three and nine months ended June 30, 2025 included 331 lots and 693 lots that were sold for $37.5 million and $56.3 million to a lot banker who expects to sell those lots to D.R. Horton at a future date.

Tract sales and other revenues in three months ended June 30, 2026 primarily consisted of 184 tract acres sold to customers other than D.R. Horton for $8.3 million. Tract sales and other revenues in nine months ended June 30, 2026 primarily consisted of 709 tract acres sold to customers other than D.R. Horton for $61.7 million and 56 tract acres sold to D.R. Horton for $11.5 million. Tract sales and other revenue from sales to customers other than D.R. Horton in the three and nine months ended June 30, 2026 included 182 tract acres sold for $8.2 million to a third party who expects to sell finished lots to D.R. Horton at a later date. Tract sales and other revenue from sales to D.R. Horton in the nine months ended June 30, 2026 included a multifamily site representing 295 rental units which we developed and sold to D.R. Horton for $9.1 million.

Cost of Sales, Real Estate Impairment and Land Option Charges and Interest Incurred

Cost of sales in the three and nine months ended June 30, 2026 increased compared to the prior year periods primarily due to the increase in revenues. Cost of sales related to tract sales and other revenues in the three and nine months ended June 30, 2026 was $6.7 million and $64.2 million.

Each quarter, we review the performance and outlook for all of our real estate for indicators of potential impairment and perform detailed impairment evaluations and analyses when necessary. As a result of this process, no impairment charges were recorded in the three and nine months ended June 30, 2026 and 2025. In the three and nine months ended June 30, 2026, land purchase contract deposit and pre-acquisition cost write-offs related to land purchase contracts that we have terminated or expect to terminate were $0.8 million and $8.0 million, respectively, compared to $1.9 million and $3.9 million in the prior year periods.

We capitalize interest costs throughout the development period (active real estate). Capitalized interest is charged to cost of sales as the related real estate is sold to the buyer. Interest incurred was $12.4 million and $37.4 million in the three and nine months ended June 30, 2026 compared to $13.4 million and $32.3 million in the prior year periods. Interest charged to cost of sales in the three and nine months ended June 30, 2026 was 2.3% of total cost of sales for both periods (excluding impairments and land option charges) compared to 2.3% and 2.2% for the prior year periods.

Selling, General and Administrative (SG&A) Expense and Other Income Statement Items

SG&A expense in the three and nine months ended June 30, 2026 was $38.3 million and $112.6 million compared to $37.4 million and $111.8 million in the prior year periods. SG&A expense as a percentage of revenues was 9.4% and 10.7% in the three and nine months ended June 30, 2026 compared to 9.6% and 11.3% in the prior year periods. Our SG&A expense primarily consisted of employee compensation and related costs. Our business operations employed 402 and 443 employees at June 30, 2026 and 2025, respectively. We attempt to control our SG&A costs while ensuring that our infrastructure supports our operations; however, we cannot make assurances that we will be able to maintain or improve upon the current SG&A expense as a percentage of revenues.

Loss on extinguishment of debt of $1.1 million in the nine months ended June 30, 2025 was due to the partial repurchase of our $400 million principal amount of 3.85% senior notes due 2026 in March 2025.

Interest and other income primarily represents interest earned on our cash deposits.

Income Taxes

Income tax expense for the three and nine months ended June 30, 2026 was $12.7 million and $29.8 million compared to $10.7 million and $25.2 million in the prior year periods. Our effective tax rate was 26.1% and 26.3% for the three and nine months ended June 30, 2026 compared to 24.5% and 23.7% in the prior year periods. The effective tax rate for all periods included an expense for state income taxes and nondeductible expenses and a benefit for nontaxable income. The effective tax rate for the nine months ended June 30, 2026 and the three and nine months ended June 30, 2025 also included a benefit for stock-based compensation.

At June 30, 2026, we had deferred tax liabilities, net of deferred tax assets, of $92.2 million. The deferred tax assets were partially offset by a valuation allowance of $0.6 million, resulting in a net deferred tax liability of $92.8 million. At September 30, 2025, deferred tax liabilities, net of deferred tax assets, were $85.6 million. The deferred tax assets were partially offset by a valuation allowance of $0.6 million, resulting in a net deferred tax liability of $86.2 million. The valuation allowance for both periods was recorded because it is more likely than not that a portion of our state deferred tax assets, primarily net operating loss (NOL) carryforwards, will not be realized because we are no longer operating in some states or the NOL carryforward periods are too brief to realize the related deferred tax asset. We will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance on our deferred tax assets. Any reversal of the valuation allowance in future periods will impact our effective tax rate.

Land and Lot Position

Our land and lot position at June 30, 2026 and September 30, 2025 is summarized as follows:

	June 30, 2026	September 30, 2025
Lots owned	62,200	65,100
Lots controlled through land and lot purchase contracts	29,500	34,700
Total lots owned and controlled	91,700	99,800

Owned lots under contract to sell to D.R. Horton	21,800	22,800
Owned lots under contract to customers other than D.R. Horton	1,700	1,000
Total owned lots under contract	23,500	23,800

Owned lots subject to right of first offer with D.R. Horton based on executed purchase and sale agreements	19,200	17,600
Owned lots fully developed	9,600	8,900

Liquidity and Capital Resources

Liquidity

At June 30, 2026, we had $394.9 million of cash and cash equivalents and $669.9 million of available borrowing capacity on our revolving credit facility. We have no senior note maturities until 2028. We believe we are well-positioned to operate effectively during changing economic conditions because of our low net leverage and strong liquidity position, our low overhead model and our strategic relationship with D.R. Horton.

At June 30, 2026, our ratio of debt to total capital (debt divided by stockholders’ equity plus debt) was 30.0% compared to 31.2% at September 30, 2025 and 34.2% at June 30, 2025. Our ratio of net debt to total capital (debt net of unrestricted cash divided by stockholders’ equity plus debt net of unrestricted cash) was 17.7% compared to 19.3% at September 30, 2025 and 28.9% at June 30, 2025. Over the long term, we intend to maintain our ratio of net debt to total capital at approximately 40% or less. We believe that the ratio of net debt to total capital is useful in understanding the leverage employed in our operations.

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

Bank Credit Facility

We have a $715 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $1 billion, subject to certain conditions and availability of additional bank commitments. The current capacity of the facility reflects additional bank commitments of $25 million and $50 million obtained in October 2025 and March 2026, respectively. Of the total commitments, $650 million matures on December 18, 2029 and $65 million matures on October 28, 2026. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the total revolving credit commitments. Borrowings under the revolving credit facility are subject to a borrowing base calculation based on the book value of our real estate assets and unrestricted cash. Letters of credit issued under the facility reduce the available borrowing capacity. At June 30, 2026, there were no borrowings outstanding and $45.1 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $669.9 million.

The revolving credit facility is guaranteed by our wholly-owned subsidiaries that are not immaterial subsidiaries and have not been designated as unrestricted subsidiaries. The revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require a minimum level of tangible net worth, a minimum level of liquidity and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At June 30, 2026, we were in compliance with all of the covenants, limitations and restrictions of our revolving credit facility.

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

The indenture governing the 2028 notes contains covenants that, among other things, restrict the ability of us and our restricted subsidiaries to pay dividends or distributions, repurchase equity, prepay subordinated debt and make certain investments; incur additional debt or issue mandatorily redeemable equity; incur liens on assets; merge or consolidate with another company or sell or otherwise dispose of all or substantially all of the assets of us and our restricted subsidiaries (taken as a whole); enter into transactions with affiliates; and allow to exist certain restrictions on the ability of subsidiaries to pay dividends or make other payments. The indenture governing the 2033 notes contains certain covenants that, among other things, restrict the ability of us and our restricted subsidiaries to create certain liens on assets; engage in certain sale and leaseback transactions; and merge or consolidate with another company or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of us and our restricted subsidiaries (taken as a whole). At June 30, 2026, we were in compliance with all of the limitations and restrictions associated with our senior note obligations.

Effective April 30, 2020, our Board of Directors authorized the repurchase of up to $30 million of our debt securities. The authorization has no expiration date. All of the $30 million authorization was remaining at June 30, 2026.

Other Note Payable

In December 2025, we repaid the $9.9 million principal amount of a note payable that was issued as part of a transaction to acquire real estate for development. The note was non-recourse, was secured by the underlying real estate, and accrued interest at 4.0% per annum.

Issuance of Common Stock

We have an effective shelf registration statement filed with the Securities and Exchange Commission in September 2024, registering $750 million of equity securities, of which $300 million was reserved for sales under our at-the-market equity offering program that we entered into in November 2024. In the nine months ended June 30, 2026, we did not issue any shares of common stock under our at-the-market equity offering program. At June 30, 2026, the full $750 million remained available for issuance under the shelf registration statement, with $300 million reserved for sales under our at-the-market equity offering program.

Operating Cash Flow Activities

In the nine months ended June 30, 2026, net cash provided by operating activities was $27.6 million, which was primarily the result of net income generated in the period and the increase in earnest money deposits on sales contracts, partially offset by the increase in real estate, and the decreases in accrued development costs and accounts payable and other accrued liabilities. In the nine months ended June 30, 2025, net cash used in operating activities was $454.0 million, which was primarily the result of the increases in real estate and other assets and the decreases in accrued development costs and accounts payable and other liabilities, partially offset by net income generated in the period and the increase in earnest money on sales contracts.

Investing Cash Flow Activities

In the nine months ended June 30, 2026, net cash used in investing activities was $0.3 million compared to $0.6 million in the prior year period.

Financing Cash Flow Activities

In the nine months ended June 30, 2026, net cash used in financing activities was $11.6 million which was primarily the result of the repayment of the $9.9 million principal amount of our other note payable. Cash provided by financing activities in the nine months ended June 30, 2025 was $162.6 million which was primarily the result of proceeds from the issuance of $500 million principal amount of our 2033 notes and $280 million in borrowings under our senior unsecured revolving credit facility, which were partially offset by the repurchase of $329.4 million of our $400 million principal amount of 2026 notes and $280 million in repayments under our senior unsecured revolving credit facility.

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
•the cyclical nature of the homebuilding and lot development industries and changes in economic, real estate or other conditions;
•the impact of significant inflation, higher interest rates or deflation;
•supply shortages and other risks of acquiring land, construction materials and skilled labor;
•the effects of public health issues such as a major epidemic or pandemic on the economy and our business;
•the effects of weather conditions and natural disasters on our business and financial results;
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

At June 30, 2026, our fixed rate debt consisted of $300 million principal amount of our 5.0% senior notes due March 2028 and $500 million principal amount of 6.5% senior notes due March 2033. Our variable rate debt consisted of the outstanding borrowings on our $715 million senior unsecured revolving credit facility, of which there were none at June 30, 2026.

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

(b) Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 6, 2024, the Maryland Department of Environment (MDE) filed suit in the Circuit Court for Harford County, Maryland against the Company and D.R. Horton regarding various alleged stormwater compliance issues and violations at a project in Maryland dating from 2022 through 2024, seeking injunctive relief and civil penalties. These matters were resolved through a consent decree with MDE entered into in May 2026 which implemented certain additional best management practices at the project and required defendants to pay civil penalties, to contribute funds to a trust for use in restoration of impacted waters, and attorneys' fees of which the Company's payments were $637,500, $840,000 and $325,000, respectively.

Item 5. Other Information.

(c) Trading Plans

During the three months ended June 30, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

Forestar Group Inc.

Date:	July 22, 2026	By:	/s/ James D. Allen
James D. Allen, on behalf of Forestar Group Inc.
as Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)